Form 10-Q
period 1993-12-31
PROCTER & GAMBLE CO
filed 1994-02-09
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended December 31, 1993

                        Commission file number 1-434


                        THE PROCTER & GAMBLE COMPANY
           (Exact name of registrant as specified in its charter)


           Ohio                               31-0411980
     (State of incorporation)        (I.R.S. Employer Identification No.)


     One Procter & Gamble Plaza, Cincinnati, Ohio           45202
     (Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code     (513) 983-1100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes   X         No    .


There were 683,303,526 shares of Common Stock outstanding as of January 21, 1993.


PART I.   FINANCIAL INFORMATION

             THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF EARNINGS

Millions of Dollars Except Per Share Amounts
                                     Three Months Ended    Six Months Ended
                                         December 31          December 31
                                       1993      1992       1993      1992
                                      ------    ------     ------    ------
NET SALES                             $7,788    $7,839    $15,352   $15,718
   Cost of products sold               4,394     4,493      8,622     8,915
   Marketing, administrative, and
     other expenses                    2,371     2,432      4,622     4,866
   Provision for restructuring            --        --         --       303
                                      ------    ------     ------    ------
OPERATING INCOME                       1,023       914      2,108     1,634
   Interest and other income             105        99        199       177
   Interest expense                      123       131        248       272
                                      ------    ------     ------    ------
EARNINGS BEFORE INCOME TAXES
   & PRIOR YEARS' EFFECT OF
   ACCOUNTING CHANGES                  1,005       882      2,059     1,539
   Income Taxes                          352       306        736       553
                                      ------    ------     ------    ------
NET EARNINGS BEFORE PRIOR YEARS'
   EFFECT OF ACCOUNTING CHANGES          653       576      1,323       986
   Prior years' effect of accounting
     changes, net of tax                  --        --         --      (925)
                                      ------     ------    ------    ------
NET EARNINGS                          $  653    $   576   $ 1,323   $    61
                                      ======     ======    ======    ======
PER COMMON SHARE:
   Net earnings before prior years'
     effect of accounting changes     $  .92    $   .81   $  1.87   $  1.38
   Prior years' effect of accounting
     changes, net of tax                  --         --        --     (1.36)
                                      ------     ------    ------    ------

   Net Earnings                       $  .92    $   .81   $  1.87   $   .02
   Net Earnings assuming full
     dilution                         $  .85    $   .76   $  1.74   $   .05
   Dividends per Common Share         $  .31    $  .275   $   .62   $   .55

AVERAGE COMMON SHARES OUTSTANDING
   (in millions)                                            682.3     679.6

   NOTE: 1992 has been restated to include prior years' effects of postretirement benefits and income tax accounting changes amounting to $(925) and current year's accounting change effects of $(14) for the second quarter and $(35) for the six months. The 100% juice divestiture reserve of $303, (or $200 after-tax and $.29 per share), established in September 1992 and included in cost of products sold, is now identified separately as a provision for restructuring.

                THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                  CONDENSED
                         CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                             December 31        June 30
                    ASSETS                     1993              1993
CURRENT ASSETS                               ----------        ----------
  Cash and cash equivalents                  $  2,412          $  2,322
  Accounts receivable, less allowance for
    doubtful accounts                           3,335             3,111
  Inventories
    Raw materials and supplies                  1,118             1,154
    Work in process                               213               196
    Finished products                           1,583             1,553
  Deferred income taxes                           642               740
  Prepaid expenses and other current assets     1,301               899
                                             ----------        ----------
                                               10,604             9,975
                                             ----------        ----------
PROPERTY, PLANT, AND EQUIPMENT                 15,089            14,877
LESS ACCUMULATED DEPRECIATION                   5,600             5,392
                                             ----------        ----------
                                                9,489             9,485
                                             ----------        ----------
GOODWILL AND OTHER INTANGIBLE ASSETS            3,731             3,762
OTHER ASSETS                                    1,719             1,713
                                             ----------        ----------
  TOTAL                                      $ 25,543          $ 24,935
                                             ==========        ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accruals              $  6,237          $  6,475
  Debt due within one year                      1,851             1,812
                                             ----------        ----------
                                                8,088             8,287
                                             ----------        ----------
LONG-TERM DEBT                                  5,293             5,174

OTHER LIABILITIES                               3,743             3,850

DEFERRED INCOME TAXES                             152               183

SHAREHOLDERS' EQUITY
  Preferred stock                               1,959             1,969
  Common stock-shares outstanding
   - Dec. 31  682,996,927                         683               682
   - June 30  681,754,226
  Additional paid-in capital                      517               477
  Currency translation adjustments               (172)              (99)
  Reserve for ESOP debt retirement             (1,812)           (1,836)
  Retained earnings                             7,092             6,248
                                             ----------        ----------
                                                8,267             7,441
                                             ----------        ----------
TOTAL                                        $ 25,543          $ 24,935
                                             ==========        ==========

                THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                  CONDENSED
                    CONSOLIDATED STATEMENT OF CASH FLOWS
Millions of Dollars
                                                Six Months Ended December 31
                                                    1993           1992
Cash and Cash Equivalents, beginning of year       $2,322         $1,776
                                                   -------        -------
OPERATING ACTIVITIES
  Net earnings before prior years' effect
    of accounting changes                           1,323            986
  Provision for Restructuring                          --            303
  Depreciation, depletion and amortization            557            562
  Deferred income taxes                                68           (104)
  Increase in accounts receivable                    (293)          (135)
  Increase in inventories                             (50)           (45)
  Decrease in payables and accrued liabilities       (129)          (831)
  Change in Other Liabilities                         (84)            23
  Other                                               (72)           (51)
                                                   -------        -------
                                                    1,320            708
                                                   -------        -------
INVESTING ACTIVITIES
  Capital expenditures                               (760)          (731)
  Proceeds from asset sales and retirements            38            636
  Acquisitions                                       (170)           (11)
  Marketable Securities                              (120)            --
                                                   -------        -------
                                                   (1,012)          (106)
                                                   -------        -------
FINANCING ACTIVITIES
  Dividends to shareholders                          (474)          (422)
  Additions to short-term debt                        357            733
  Additions to long-term debt                         413            368
  Reduction of long-term debt                        (500)          (800)
  Proceeds from Stock Options                          22             50
  Purchase of treasury shares                          (6)           (42)
                                                   -------        -------
                                                     (188)          (113)
EFFECT OF EXCHANGE RATES ON CASH AND               -------        -------
  CASH EQUIVALENTS                                    (30)           (70)
                                                   -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS                  90            419
                                                   -------        -------
Cash and Cash Equivalents, end of period           $2,412         $2,195
                                                   =======        =======
SUPPLEMENTAL DISCLOSURE
  Non-cash transactions
    Liabilities assumed in acquisitions            $   11         $   48
    Reduction in employee stock ownership
         plan debt, guaranteed by the Company      $   24         $   22
  Conversion of preferred to common stock              11              7

Note: 1992 has been restated for retroactive adoption of accounting change related to postretirement benefits and income tax accounting.

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

Net earnings for the October-December quarter increased 13% from the same quarter in the previous year. Earnings per share were up 14% from the previous year.

Unit volume growth and lower costs were the major factors contributing to the increase in earnings. Unit volume was up 6%, excluding the discontinued pulp and juice operations. Less favorable exchange rates limited earnings growth. On a constant exchange rate basis, net earnings would have been up 17% from a year ago.

Worldwide net sales for October-December decreased 1% from the same quarter last year. The decline reflects adverse foreign exchange rates. Excluding this effect, sales would have been up 3%.

For July-December, net earnings and earnings per share were up 12% from the same six months in the previous year, excluding the prior years' effect of accounting changes and a restructuring provision. Net sales were down 2%. Excluding the impact of exchange rates, earnings would have increased 17% and sales would have been up 3% from a year ago.

The U.S. consumer businesses continued to deliver strong unit volume gains during October-December, including record shipments in December. International achieved double-digit volume growth, despite difficult economic conditions in many major markets. Volume growth was particularly strong in the Far East, Latin America and Eastern Europe. Both the U.S. and International businesses showed good earnings growth, due in part to the restructuring program which is just beginning to contribute to earnings progress.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
 (a) Exhibits
     (10) The Procter & Gamble 1993 Non-Employee Directors' Stock Plan
     (11) Computation of Earnings Per Share
     (12) Computation of Ratio of Earnings to Fixed Charges
 (b) No reports on Form 8-K have been filed during the quarter ended December 31, 1993.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/s/E. H. EATON
- ------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  February 8, 1994

                                EXHIBIT INDEX


Exhibit No.                                              Page No.


  (10)  The Procter & Gamble 1993 Non-Employee
          Directors' Stock Plan                               7


  (11)  Computation of Earnings per Share                    10


  (12)  Computation of Ratio of Earnings to Fixed
          Charges                                            11