Form 10-Q
period 1994-03-31
PROCTER & GAMBLE CO
filed 1994-05-13
CIK 80424

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1994  Commission file number 1-434


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


                                               Yes   X    No    .


There were 683,912,211 shares of Common Stock outstanding as of April 22, 1994.


PART I.   FINANCIAL INFORMATION

             THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF EARNINGS

Millions of Dollars Except Per Share Amounts
                                               Three Months Ended     Nine Months Ended
                                                     March 31              March 31
                                                   1994     1993         1994     1993
                                                  -----    -----        -----    -----
NET SALES                                        $7,441   $7,350      $22,793   $23,068
   Cost of products sold                          4,208    4,348       12,830    13,263
   Marketing, administrative, and
        other operating expenses                  2,310    2,235        6,932     7,101
   Provision for restructuring                       --       --           --       303
                                                 ------   ------      -------   -------
OPERATING INCOME                                    923      767        3,031     2,401
   Interest expense                                 119      130          367       402
   Other income/(expense), net                      (78)*    110          121*      287
                                                 ------   ------      -------   -------
EARNINGS BEFORE INCOME TAXES & PRIOR
   YEARS' EFFECT OF ACCOUNTING CHANGES              726      747        2,785     2,286
   Income taxes                                     244      245          980       798
                                                 ------   ------      -------   -------
NET EARNINGS BEFORE PRIOR YEARS' EFFECT
   OF ACCOUNTING CHANGES                            482      502        1,805     1,488
   Prior years' effect of accounting changes,
        net of tax                                   --       --           --      (925)
                                                 ------   ------      -------   -------
NET EARNINGS                                     $  482   $  502      $ 1,805   $   563
                                                 ======   ======      =======   =======
PER COMMON SHARE:
   Net earnings before prior years' effect
        of accounting changes                    $  .66   $  .70      $  2.53    $ 2.08
   Prior years' effect of accounting changes,
        net of tax                                   --       --           --     (1.36)
                                                 ------   ------      -------    ------
   Net earnings                                  $  .66   $  .70     $   2.53    $  .72
   Net earnings assuming full dilution           $  .64   $  .66     $   2.38    $  .71
   Dividends per Common Share                    $  .31   $ .275     $    .93    $ .825

AVERAGE COMMON SHARES OUTSTANDING (in millions)                         682.7     680.0

* Includes $157 million ($102 million after-tax) charge for the close-out of two interest rate swaps.

  NOTE: 1993 has been restated to include prior years' effect of two accounting changes amounting to $(925) and the then current year's effects of $(14) for the third quarter and $(49) for the nine months.


              THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONDENSED
                        CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                              March 31      June 30
                    ASSETS                     1994          1993
                                              --------     -------
CURRENT ASSETS
  Cash and cash equivalents                   $ 2,424      $ 2,322
  Accounts receivable, less allowance for
    doubtful accounts                           3,238        3,111
  Inventories
    Raw materials and supplies                  1,087        1,154
    Work in process                               332          196
    Finished products                           1,536        1,553
  Deferred income taxes                           634          740
  Prepaid expenses and other current assets     1,261          899
                                              -------      -------
                                               10,512        9,975
                                              -------      -------
PROPERTY, PLANT, AND EQUIPMENT                 15,517       14,877
LESS ACCUMULATED DEPRECIATION                   5,811        5,392
                                              -------      -------
                                                9,706        9,485
                                              -------      -------
GOODWILL AND OTHER INTANGIBLE ASSETS            3,782        3,762
OTHER ASSETS                                    1,718        1,713
                                              -------      -------
  TOTAL                                       $25,718      $24,935
                                              =======      =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accruals               $ 6,274      $ 6,475
  Debt due within one year                      1,812        1,812
                                              -------      -------
                                                8,086        8,287
                                              -------      -------
LONG-TERM DEBT                                  5,139        5,174

OTHER LIABILITIES                               3,733        3,850

DEFERRED INCOME TAXES                             179          183

SHAREHOLDERS' EQUITY
  Preferred stock                               1,949        1,969
  Common stock-shares outstanding
          -Mar. 31   683,813,511                  684          682
          -June 30   681,754,226
  Additional paid-in capital                      541          477
  Currency translation adjustments               (139)         (99)
  Reserve for ESOP debt retirement             (1,787)      (1,836)
  Retained earnings                             7,333        6,248
                                              -------      -------
                                                8,581        7,441
                                              -------      -------
TOTAL                                         $25,718      $24,935
                                              =======      =======

June 30, 1993 amounts were derived from audited Financial Statements.


              THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONDENSED
                   CONSOLIDATED STATEMENT OF CASH FLOWS
Millions of Dollars
                                                 Nine Months Ended March 31
                                                     1994           1993
Cash and Cash Equivalents, beginning of year        $2,322         $1,776
                                                    ------         ------
OPERATING ACTIVITIES
  Net earnings before prior years' effect of
       accounting changes                            1,805          1,488
  Provision for Restructuring                           --            303
  Depreciation, depletion and amortization             842            819
  Deferred income taxes                                115            (65)
  Change in accounts receivable                       (150)            54
  Change in inventories                                (71)            40
  Decrease in payables and accrued liabilities        (186)          (524)
  Change in Other Liabilities                         (116)            55
  Other                                                 81              8
                                                    ------         ------
                                                     2,320          2,178
                                                    ------         ------
INVESTING ACTIVITIES
  Capital expenditures                              (1,189)        (1,292)
  Proceeds from asset sales and retirements             52            723
  Acquisitions                                        (228)          (106)
  Marketable Securities                               (130)            --
                                                    ------         ------
                                                    (1,495)          (675)
                                                    ------         ------
FINANCING ACTIVITIES
  Dividends to shareholders                           (711)          (634)
  Additions to short-term debt                         160            376
  Additions to long-term debt                          419            719
  Reduction of long-term debt                         (583)          (912)
  Proceeds from Stock Options                           37             62
  Purchase of treasury shares                           (9)           (49)
                                                    ------         ------
                                                      (687)          (438)
EFFECT OF EXCHANGE RATES ON CASH AND                ------         ------
  CASH EQUIVALENTS                                     (36)           (99)
                                                    ------         ------
INCREASE IN CASH AND CASH EQUIVALENTS                  102            966
                                                    ------         ------
Cash and Cash Equivalents, end of period            $2,424         $2,742
                                                    ======         ======
SUPPLEMENTAL DISCLOSURE
  Non-cash transactions
    Liabilities assumed in acquisitions             $   34         $   61
    Reduction in employee stock ownership
         plan debt, guaranteed by the Company       $   49         $   46
  Conversion of preferred to common stock               20             10

Note: 1993 has been restated for retroactive adoption of accounting change related to postretirement benefits and income tax accounting.

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS



Net earnings for the January-March quarter were $482 million, including a onetime charge of $102 million for the interest rate swaps announced in April. Excluding this charge, earnings increased 16% over earnings from the same period last year. Earnings per share excluding this onetime item were $.81, also up 16% from last year. The earnings improvement was largely due to lower costs and a 6% increase in worldwide unit volume.

The $102 million after-tax charge was to close out the written option portion of two leveraged interest rate swaps, thus eliminating future market volatility.

A comprehensive review of all financial derivative contracts has been performed, and all outstanding derivative contracts are within our overall operating and financing policies. Based on this review, certain other derivative instruments are now being carried at market value for accounting purposes. The effect of this reclassification was not material to the results of the quarter.

Net sales for January-March were up 1% from the same period last year. Sales were adversely affected by exchange rates and would have been up 3% at constant rates.

For the July-March period, net earnings were $1,907 million excluding the $102 million charge for the interest rate swaps. This represents a 13% increase from $1,688 million in the year ago period, excluding the prior years' effect of accounting changes and a restructuring provision. Comparable earnings per share were $2.68 per share, up 13% from $2.37 per share a year ago. Net sales for the first nine months of the fiscal year decreased 1% from the same period in the previous year. Excluding the impact of exchange rates, net sales would have been up 3% from last year.

This was a strong quarter for the Company. Pre-tax operating profit was up 20% versus January-March a year ago. This improvement reflects the benefit of cost reduction programs, along with solid unit volume gains in the U.S. and continued double-digit volume growth in International operations.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
 (a) Exhibits
     (11) Computation of Earnings Per Share
     (12) Computation of Ratio of Earnings to Fixed Charges
 (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1994.







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY



/s/E. H. EATON
- - ------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  May 12, 1994

                               EXHIBIT INDEX


Exhibit No.                                              Page No.


  (11)  Computation of Earnings per Share                      8


  (12)  Computation of Ratio of Earnings to Fixed Charges      9