Form 10-K
period 1994-06-30
PROCTER & GAMBLE CO
filed 1994-09-14
CIK 80424

THE PROCTER & GAMBLE COMPANY
                             AND SUBSIDIARIES
                           ====================



















                        ANNUAL REPORT ON FORM 10-K
                                  TO THE
                    SECURITIES AND EXCHANGE COMMISSION
                                  FOR THE
                         YEAR ENDED JUNE 30, 1994

                ******************************************


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
             -------------------------------------------------

             ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994          Commission File No. 1-434
            --------------------------------------------------
                       THE PROCTER & GAMBLE COMPANY
            One Procter & Gamble Plaza, Cincinnati, Ohio  45202
                         Telephone (513) 983-1100
                IRS Employer Identification No. 31-0411980
                       State of Incorporation:  Ohio
            ---------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act:

          Title of each class   Name of each Exchange on which registered
- - ------------------------------- -----------------------------------------
Common Stock, without Par Value New York, Cincinnati, Amsterdam, Paris,
                                Basle, Geneva, Lausanne, Zurich,
                                Frankfurt, Antwerp, Brussels, Tokyo

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X      No     .
                                                       ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

There were 684,700,179 shares of Common Stock outstanding as of August 12, 1994. The aggregate market value of the voting stock held by non-affiliates amounted to $41 billion on August 12, 1994.

                    Documents Incorporated By Reference
              ----------------------------------------------
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1994 are incorporated by reference into Part I and Part II of this report.

Portions of the Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

                                  PART I
                                ----------
Item 1.  Business.
         ---------
                      General Development of Business
                    -----------------------------------
     The Procter & Gamble Company is primarily a manufacturer and distributor of household products. Its products are sold throughout the United States and abroad. The Company was incorporated in Ohio in 1905 and was the outgrowth of a business founded in 1837 by William Procter and James Gamble.

     Unless the context indicates otherwise, the term the "Company" as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.

     Additional information required by this item is incorporated by reference to the letter to shareholders which appears on pages 1-5 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

               Financial Information About Industry Segments
             -------------------------------------------------
     The information required by this item is incorporated by reference to
Note 10. Segment Information which appears on pages 30 and 31 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

                     Narrative Description of Business
                   -------------------------------------
     The products of Laundry and Cleaning, Personal Care and Food and Beverage segments are distributed primarily through grocery stores and other retail outlets. The products of the Pulp and Chemicals segment are sold direct and through jobbers. In March 1992 the Company established a plan to divest its commercial pulp business. The sale of the timberlands in July 1994 completed this plan. The class of products information required by this item is incorporated by reference to Note 10. Segment Information which appears on pages 30 and 31 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

     Among the well-known names under which the Company's products are sold are: Ace, Always, Ariel, Attends, Bold, Bounce, Bounty, Camay, Cascade, Charmin, Cheer, Cover Girl, Crest, Crisco, Dash, Dawn, Downy, Duncan Hines, Era, Fairy, Flash, Folgers, Gain, Hawaiian Punch, Head and Shoulders, Ivory, Jif, Lenor, Luvs, Max Factor, Mr. Proper, Olay, Old Spice, Pampers, Pantene, Pert, Pringles, Punica, Rejoice, Safeguard, Scope, Secret, Sunny Delight, Tide, Vicks, Vidal Sassoon, Whisper, and Zest.

     The Company's business, represented by the aggregate of the four segments, is essentially homogeneous. For the most part, the factors necessary for an understanding of these four segments are essentially identical. The markets in which the Company's products are sold are highly competitive. The products of the Company's business segments compete with many large and small companies and there is no dominant competitor or competitors. Advertising is used in conjunction with an extensive sales force because the Company believes this combination provides the most efficient method of marketing these types of products. Product quality, performance, value and packaging are also important competitive factors.

     The creation of new products and the development of new performance benefits for consumers on the Company's existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. The Company spent $1,059 million in fiscal year 1994, $956 million in 1993 and $861 million in 1992 on such activities. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

     The Company has registered trademarks and owns or has licenses under patents which are used in connection with its business in all segments. Some of these patents or licenses cover significant product formulation and processing of the Company's products. The trade names of all major products in each segment are registered trademarks. In part, the Company's success can be attributed to the existence of these trademarks, patents and licenses.

     Most of the raw materials used by the Company are purchased from others. The Company purchases a substantial variety of raw materials, no one of which is material to the Company's business taken as a whole. The price volatility of agricultural commodities is, at particular periods, of importance to the products manufactured and sold in the Food and Beverage products segment.

     Expenditures in fiscal year 1994 for compliance with Federal, State and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 1995.

     International operations are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional elements including changing currency values and different rates of inflation and rates of economic growth. The effect of these additional elements is more significant in the Laundry and Cleaning and Personal Care products segments which comprise most of the Company's international business.

     The Company has approximately 96,500 employees.

     The Company provides an Employee Stock Ownership Plan ("ESOP") which is part of The Procter & Gamble Profit Sharing Trust and Employee Stock Ownership Plan. Convertible preferred stock of the Company and other assets owned by the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued certain debt securities to the public. The Company has fully, unconditionally and irrevocably guaranteed payment of principal and interest on these debt securities. Holders of these debt securities have no recourse against the assets of the ESOP Trust except with respect to cash contributions made by the Company to the ESOP Trust, and earnings attributable to such contributions. Such cash contributions are made by the Company only to the extent that dividends on the convertible preferred stock are inadequate to fund repayment of the debt securities. Any such contributions and subsequent payments to holders are made on a same-day basis and such contributions would therefore not be held by the ESOP Trust unless there was a default in payment on the debt securities by the ESOP Trust after having received such contributions from the Company. Such a default is not likely to occur and there is therefore little likelihood that there would be assets available to satisfy the claims of any holders of the debt securities. A summary description of the liabilities of the ESOP Trust and of the dividends paid by the Company on the convertible preferred stock and cash payments from the Company to the ESOP Trust for the three years ended June 30, 1994 are incorporated by reference to Note 8 of "Notes to Consolidated Financial Statements" on pages 26-28 of the 1994 Annual Report to Shareholders.

     Additional information required by this item is incorporated by reference to the letter to shareholders which appears on pages 1-5 and Financial Condition which appears on page 35 and 36 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

        Financial Information About Foreign and Domestic Operations
       ------------------------------------------------------------
     The information required by this item is incorporated by reference to
Note 10. Segment Information which appears on pages 30 and 31 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

Item 2.  Properties.
         -----------
     In the United States, the Company owns and operates manufacturing facilities at 45 locations in 22 states. In addition, it owns and operates 89 manufacturing facilities in 39 other countries. Laundry and Cleaning products are produced at 39 of these locations; Personal Care products at 90; and Food and Beverage products at 20. Pulp and Chemicals are produced at 18 locations. The management considers that the Company's production facilities are adequate to support the business efficiently, and that the properties and equipment have been well maintained.

Item 3.  Legal Proceedings.
         ------------------
     The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at June 30, 1994 representing the Company's probable future costs that can be reasonably estimated was $8 million.

     The Company is also involved in certain other environmental proceedings. No such proceeding is expected to result in material monetary or other sanctions being imposed by any governmental entity, or in other material liabilities. However, the Company has agreed to participate in the Toxic Substances Control Act ("TSCA") Section 8(e) Compliance Audit Program of the United States Environmental Protection Agency ("EPA"). As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8(e) of TSCA and to pay stipulated penalties for each report submitted under this program. It is anticipated that the Company's liability under the Program will be $1,000,000. No administrative proceeding is pending; however the Company anticipates being required to enter an Administrative Order on Consent pursuant to this Program in late 1995. In addition, the EPA issued to a subsidiary of the Company a Finding and Notice of Violation (NOV") dated June 16, 1994, based on Section 113(a) of the Clean Air Act (as amended), for alleged violations of the California State Implementation Plan by the subsidiary's manufacturing plant in Sacramento, California.
The violations relate to 1) a plant expansion project that was implemented on the basis of calculated emission data that later proved to be inaccurate, with the result that the project allegedly failed to observe the federal construction ban and certain "new source review" provisions; and 2) the subsequent installation of a material recovery unit that is now alleged to be pollution control equipment for which a permit was required. The NOV does not specify the relief that will be sought by EPA, but any penalties are not expected to be material to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
     Not applicable.


                   Executive Officers of the Registrant
                  --------------------------------------

     The names, ages and positions held by the executive officers of the Company on August 12, 1994 are:

                                                               Elected to
                                                                 Present
      Name                  Position                    Age      Position
- - -------------          --------------------             ---    -----------
Edwin L. Artzt         Chairman of the Board and        64       1989
                       Chief Executive.
                       Director from 1972-75 and
                       since October 14, 1980.

John E. Pepper         President.                       56       1986
                       Director since June 12, 1984.

Durk I. Jager          Executive Vice President.        51       1989
                       Director since December 12, 1989.

Michael J. Allen       Group Vice President.            56       1991

Wolfgang C. Berndt     Group Vice President.            51       1986

Benjamin L. Bethell    Senior Vice President.           54       1991

Robert T. Blanchard    Group Vice President.            49       1991

Gordon F. Brunner      Senior Vice President.           55       1987
                       Director since March 1, 1991.

Bruce L. Byrnes        Group Vice President.            46       1991

Larry G. Dare          Group Vice President.            54       1989

                                                               Elected to
                                                                 Present
      Name                  Position                    Age      Position
- - -------------          --------------------             ---    ---------
Stephen P. Donovan, Jr.  Group Vice President.          53       1986

Harald Einsmann          Group Vice President.          60       1984
                         Director since June 10, 1991.

Robert J. Herbold        Senior Vice President.         52       1990

James J. Johnson         Senior Vice President          47       1992
                         and General Counsel.

Jeffrey D. Jones         Group Vice President.          41       1992

Alan G. Lafley           Group Vice President.          47       1992

Gary T. Martin           Senior Vice President.         49       1991

Lawrence D. Milligan     Senior Vice President.         58       1990

Jorge P. Montoya         Group Vice President.          48       1991

Thomas A. Moore          Group Vice President.          43       1992

Erik G. Nelson           Senior Vice President.         54       1993

Robert L. Wehling        Senior Vice President.         55       1994

Edwin H. Eaton, Jr.      Vice President and             56       1987
                         Comptroller.

Todd A. Garrett          Vice President, Procter        52       1992
                         & Gamble Worldwide.

All of the above Executive officers are members of the Executive Committee of The Procter & Gamble Company and have been employed by the Company over five years.


                                  PART II
                                ----------

Item 5.   Market for the Common Stock and Related Stockholder Matters
          -----------------------------------------------------------

     The stock exchanges on which the common stock is listed, the quarterly price range and dividends for the past two years and the number of common shareholders are incorporated by reference to page 42 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

Item 6.   Selected Financial Data
          -----------------------

          (millions of dollars except per share amounts)

                                         1990      1991      1992      1993      1994
                                         ----      ----    ----        ----      ----
Net sales                              $24,081   $27,026   $29,362   $30,433   $30,296
Net earnings/(Loss)                      1,602     1,773     1,872     (656)     2,211
Net earnings/(Loss) per common share      2.25      2.46      2.62    (1.11)      3.09
Net earnings/(Loss) per common share
  assuming full dilution                  2.13      2.31      2.45     (.96)      2.91
Dividends per common share                .875      .975     1.025      1.10      1.24
Total assets                            18,487    20,468    24,025    24,935    25,535
Long-term debt                           3,588     4,111     5,223     5,174     4,980

     In 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The effect of these accounting changes was to reduce net earnings by $988 million ($1.45 per share).

     During 1993 the Company announced one-time charges of $2,402 million for manufacturing consolidations and organizational restructuring and $303 million related to the divestiture of the 100% juice business. The after-tax effect of these provisions is $1,746 million or $2.57 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------

     This information is incorporated by reference to the Analysis and Discussion and Financial Condition shown on pages 32-36 and the letter to shareholders on pages 1-5 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

Item 8.   Financial Statements and Supplemental Data
          ------------------------------------------

     The financial statements and supplemental data are incorporated by reference to pages 16-31 of the Annual Report to Shareholders for the fiscal year ended June 30, 1994.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

     Not applicable.


                                 PART III
                                ----------

Item 10.  Directors and Executive Officers
          --------------------------------
     The information required by this item is incorporated by reference to pages 3-5 and 17-18 of the proxy statement filed since the close of the fiscal year ended June 30, 1994, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11.  Executive Compensation
          ----------------------
     The information required by this item is incorporated by reference to pages 7-14 of the proxy statement filed since the close of the fiscal year ended June 30, 1994, pursuant to Regulation 14A which involved the election of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     The information required by this item is incorporated by reference to pages 15-17 of the proxy statement filed since the close of the fiscal year ended June 30, 1994, pursuant to Regulation 14A which involved the election of directors.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
     The information required by this item is incorporated by reference to page 18 of the proxy statement filed since the close of the fiscal year ended June 30, 1994, pursuant to Regulation 14A which involved the election of directors.


                                  PART IV
                                 ---------
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------

     A. 1.  Financial Statements:

            The following consolidated financial statements of The Procter & Gamble Company and subsidiaries and the report of independent accountants are incorporated by reference in Part II, Item 8.

               - Report of independent accountants

               - Consolidated statement of earnings -- for years ended
                 June 30, 1994, 1993 and 1992

               - Consolidated balance sheet -- as of June 30, 1994 and
                 1993

               - Consolidated statement of retained earnings -- for years ended June 30, 1994, 1993 and 1992
               - Consolidated statement of cash flows -- for years ended
                 June 30, 1994, 1993 and 1992

               - Notes to consolidated financial statements

        2.  Financial Statement Schedules:

               Schedule V   -- Property, plant, and equipment - page 15

               Schedule VI  -- Accumulated depreciation - page 16

               Schedule IX  -- Short-term borrowings - page 17

               Schedule X   -- Supplementary income statement information
                               - page 18

            The schedules other than those listed above are omitted because of the absence of the conditions under which they are required, or because the information is set forth in the financial statements or notes thereto.

     3. Exhibits:

        Exhibit  (3-1)   --   Amended Articles of Incorporation
                              (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

                 (3-2)   --   Regulations (Incorporated by reference to
                              Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30,
                              1993).

        Exhibit  (4)     --   Registrant agrees to file a copy of documents
                              defining the rights of holders of long-term debt upon request of the Commission.

        Exhibit  (10-1)  --   The Procter & Gamble 1992 Stock Plan (as
                              amended December 14, 1993) which was adopted by the shareholders at the annual meeting on October 13, 1992.

                 (10-2)  --   The Procter & Gamble 1983 Stock Plan (as
                              amended May 11, 1993) which was adopted by the shareholders at the annual meeting on October 11, 1983 (Incorporated by reference to Exhibit (10-2) of the Company's Annual
                              Report on Form 10-K for the year ended June
                              30, 1993).

                 (10-3)  --   The Procter & Gamble Executive Group Life
                              Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30,
                              1993).

                 (10-4)  --   Additional Remuneration Plan (as amended June
                              12, 1990) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company's
                              Annual Report on Form 10-K for the year ended
                              June 30, 1993).

                 (10-5)  --   The Procter & Gamble Deferred Compensation
                              Plan for Directors which was adopted by the Board of Directors on September 9, 1980
                              (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        Exhibit  (10-6)  --   The Procter & Gamble Retirement Plan for
                              Directors which was adopted by the Board of Directors on December 12, 1989 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

                 (10-7)  --   The Procter & Gamble Board of Directors
                              Charitable Gifts Program which was adopted by the Board of Directors on November 12, 1991
                              (Incorporated by Reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

                 (10-8)  --   The Procter & Gamble 1993 Non-Employee
                              Directors' Stock Plan which was on November
                              9, 1993, approved by the Board of Directors for submission to the Shareholders on October
                              11, 1994 (Incorporated by reference to
                              Appendix A of the proxy statement filed since the close of the fiscal year ended June 30,
                              1994).

                 (10-9)  --   Richardson-Vicks Inc. Special Stock
                              Equivalent Incentive Plan which was
                              authorized by the Board of Directors of The
                              Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc.
                              on December 31, 1985.

        Exhibit  (11)    --   Computation of earnings per share.

        Exhibit  (12)    --   Computation of ratio of earnings to fixed
                              charges.

        Exhibit  (13)    --   Annual Report to shareholders.  (Pages 1-5,
                              16-36, and 42)

        Exhibit  (21)    --   Subsidiaries of the registrant.

        Exhibit  (23)    --   Consent of Deloitte & Touche LLP.

        Exhibit  (27)    --   Financial Data Schedule.

        Exhibit  (99-1)  --   Directors and Officers Liability Policy (the
                              "Policy Period" has been extended to
                              6/30/97).

                 (99-2)  --   Directors and Officers (First) Excess
                              Liability Policy (the "Policy Period" has been extended to 6/30/95).

                 (99-3)  --   Directors and Officers (Second) Excess
                              Liability Policy (the "Policy Period" has been extended to 6/30/95).

                 (99-4)  --   Fiduciary Responsibility Insurance Policy
                              (the "Policy Period" has been extended to 6/30/95).

        The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201

     B. Reports on Form 8-K:

        An 8-K Report containing an exhibit under Item 7 entitled "Press Release Issued by Registrant on April 12, 1994" was filed on April 13, 1994.

                                SIGNATURES
                              --------------

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

                              THE PROCTER & GAMBLE COMPANY

                              By /s/EDWIN L. ARTZT
                                 ---------------------------
                                 Edwin L. Artzt
                                 Chairman of the Board and Chief Executive

September 13, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                              Date
- - ---------                     -----                              -----
                                                                    _______
/s/EDWIN L. ARTZT             Chairman of the Board and                   |
- - --------------------          Chief Executive and Director                |
(Edwin L. Artzt)              (Principal Executive Officer)               |
                                                                          |
/s/ERIK G. NELSON             Senior Vice President                       |
- - --------------------          (Principal Financial Officer)               |
(Erik G. Nelson)                                         September 13, 1994
                                                                          |
/s/EDWIN H. EATON, JR.        Vice President and Comptroller              |
- - --------------------          (Principal Accounting Officer)              |
(Edwin H. Eaton, Jr.)                                                     |
                                                                          |
/s/DAVID M. ABSHIRE                                                       |
- - --------------------          Director                                    |
(David M. Abshire)                                                        |
                                                                          |
/s/NORMAN R. AUGUSTINE                                                    |
- - --------------------          Director                                    |
(Norman R. Augustine)                                          ___________|

Signature                     Title                              Date
- - ---------                     ------                             ----
                                                                 __________
                                                                          |
/s/DONALD R. BEALL                                                        |
- - --------------------          Director                                    |
(Donald R. Beall)                                                         |
                                                                          |
/s/GORDON F. BRUNNER                                                      |
- - --------------------          Director                                    |
Gordon F. Brunner)                                                        |
                                                                          |
/s/RICHARD B. CHENEY                                                      |
- - --------------------          Director                                    |
(Richard B. Cheney)                                                       |
                                                                          |
/s/HARALD EINSMANN                                                        |
- - --------------------          Director                                    |
(Harald Einsmann)                                                         |
                                                                          |
                                                                          |
- - --------------------          Director                                    |
(Richard J. Ferris)                                                       |
                                                                          |
/s/JOSEPH T. GORMAN                                                       |
- - --------------------          Director                   September 13, 1994
(Joseph T. Gorman)                                                        |
                                                                          |
/s/ROBERT A. HANSON                                                       |
- - --------------------          Director                                    |
/s/(Robert A. Hanson)                                                     |
                                                                          |
/s/DURK I. JAGER                                                          |
- - --------------------          Director                                    |
(Durk I. Jager)                                                           |
                                                                          |
/s/JERRY R. JUNKINS                                                       |
- - --------------------          Director                                    |
(Jerry R. Junkins)                                                        |
                                                                          |
/s/JOSHUA LEDERBERG                                                       |
- - --------------------          Director                                    |
(Joshua Lederberg)                                                        |
                                                                          |
/s/CHARLES R. LEE                                                         |
- - --------------------          Director                                    |
(Charles R. Lee)                                                          |
                                                                 __________

Signature                     Title                              Date
- - ---------                     ------                             -----
                                                                  _________
/s/JOHN E. PEPPER                                                         |
- - -------------------           Director                                    |
(John E. Pepper)                                                          |
                                                                          |
/s/JOHN G. SMALE                                                          |
- - -------------------           Director                                    |
(John G. Smale)                                          September 13, 1994
                                                                          |
/s/ROBERT D. STOREY                                                       |
- - -------------------           Director                                    |
(Robert D. Storey)                                                        |
                                                                          |
/s/MARINA v.N. WHITMAN                                                    |
- - -------------------           Director                                    |
(Marina v.N. Whitman)                                              _______|

                           DELOITTE & TOUCHE LLP



                                                 250 East Fifth Street
                                                 Post Office Box 5340
                                                 Cincinnati, Ohio  45201
                                                 (513) 784-7100





REPORT OF INDEPENDENT ACCOUNTANTS
- - --------------------------------------------------------------


The Procter & Gamble Company:

We have audited the consolidated financial statements of The Procter & Gamble Company and subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated August 10, 1994 (expressing an unqualified opinion and including an explanatory paragraph regarding the changes in accounting for other post retirement benefits and income taxes effective July 1, 1992); such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Procter & Gamble Company and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
August 10, 1994



                            THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                   ===============================
                             SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
                          FOR THE YEARS ENDED JUNE 30, 1994, 1993 and 1992
- - --------------------------------------------------------------------------------------------------
                                              MACHINERY
                                                   AND
Millions of Dollars               BUILDINGS   EQUIPMENT   LAND    TIMBERLANDS    TOTAL
- - --------------------------------------------------------------------------------------------------
Balance, June 30, 1993            $2,703      $11,607     $494       $ 73        $14,877
  Additions at cost                  296        1,510       31          4          1,841
  Retirements or sales               (48)        (950)      (5)        (1)        (1,004)
  Cost of timber harvested -
   credited to asset account                                           (6)            (6)
  Foreign currency translation
   adjustments                        59           92       21          0            172
  Other changes - debit (credit)      17          (10)       9          0             16(a)
                                  --------    ----------  ------     -----       -----------
Balance, June 30, 1994            $3,027      $12,249     $550       $ 70        $15,896
                                  ======      =======     ======     =====       ===========
Balance, June 30, 1992            $2,478      $12,092     $439       $175        $15,184
  Additions at cost                  420        1,441       34         16          1,911
  Retirements or sales              (173)      (1,632)     (12)      (168)        (1,985)
  Cost of timber harvested -
   credited to asset account                                          (15)           (15)
  Foreign currency translation
   adjustments                       (33)        (300)      26          0           (307)
  Other changes - debit (credit)      11            6        7         65             89(a)
                                  ---------   ----------  ------     -----       ----------
Balance, June 30, 1993            $2,703      $11,607     $494       $ 73        $14,877
                                  =========   ==========  ======     =====       ==========
Balance, June 30, 1991            $2,019      $10,593     $250       $172        $13,034
  Additions at cost                  250        1,621       14         26          1,911
  Retirements or sales               (21)        (610)      (1)        (2)          (634)
  Cost of timber harvested -
   credited to asset account                                          (18)           (18)
  Foreign currency translation
   adjustments                        99          359       34          0            492
  Other changes - debit (credit)     131          129      142         (3)           399(a)
                                  ---------   ----------  ------     ------      ----------
Balance, June 30, 1992            $2,478      $12,092     $439       $175        $15,184
                                  =========   ==========  ======     ======      ==========

  (a) Primarily acquisitions and reclassifications


Rates for Depreciation of Properties for financial accounting purposes are generally as follows:

Buildings                         1.5% to 10%
Machinery & Equipment             3% to 33.3%


                             THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                   ================================
                                SCHEDULE VI - ACCUMULATED DEPRECIATION
                           FOR THE YEARS ENDED JUNE 30, 1994, 1993 and 1992
- - --------------------------------------------------------------------------
                                               MACHINERY
                                                  AND
Millions of Dollars                            EQUIPMENT
                                  BUILDINGS       ETC.         TOTAL
- - ---------------------------------------------------------------------------
BALANCE, JUNE 30, 1993            $657         $4,735          $5,392
  Additions charged to costs
   and expenses                     92            901             993
  Retirements                      (23)          (538)           (561)
  Foreign currency translation
   adjustments                      11             53              64
  Other changes - (debit) credit     4            (20)            (16)(a)
                                  -----        --------        --------
BALANCE, JUNE 30, 1994            $741         $5,131          $5,872
                                  =====        ========        ========

BALANCE, JUNE 30, 1992            $660         $4,828          $5,488
  Additions charged to costs
   and expenses                     82            899             981
  Retirements                      (66)          (857)           (923)
  Foreign currency translation
   adjustments                     (22)          (126)           (148)
  Other changes - (debit) credit     3             (9)             (6)(a)
                                  -----        --------        --------
BALANCE, JUNE 30, 1993            $657         $4,735          $5,392
                                  =====        ========        ========

BALANCE, JUNE 30, 1991            $561         $4,200          $4,761
  Additions charged to costs
   and expenses                     70            822             892
  Retirements                      (10)          (363)           (373)
  Foreign currency translation
   adjustments                      28            155             183
  Other changes - (debit) credit    11             14              25(a)
                                  -----        --------        --------
BALANCE, JUNE 30, 1992            $660         $4,828          $5,488
                                  =====        ========        ========

  (a) Primarily acquisitions and reclassifications

                             THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    ===============================

                                  SCHEDULE IX - SHORT-TERM BORROWINGS
                                     JUNE 30, 1994, 1993 AND 1992
                                          Millions of Dollars

                                               Weighted     Maximum
                                               Average      Amount       Average      Weighted
                                               Interest   Outstanding    Amount        Average
                                 Balance at  Rate at End    at Any     Outstanding   Interest Rate
Category of Borrowing         End of Period    of Period   Month End   During Year   During Year*
- - ----------------------------  -------------  -----------  ------------ -----------   -------------

Year Ended June 30, 1994
- - ----------------------------
U.S. commercial paper         $  350          3.9%        $  916       $  694         3.4%
Bank loans, principally of
  international subsidiaries     531          8.0%           723          619         8.3%

Year Ended June 30, 1993
- - ----------------------------
U.S. commercial paper            477          3.2%         1,227          864         3.3%
Bank loans, principally of
  international subsidiaries     685          9.2%         1,117          879        10.0%

Year Ended June 30, 1992
- - ----------------------------
U.S. commercial paper            354          5.3%         1,721          913         5.4%
Bank loans, principally of
  international subsidiaries   1,126         10.7%         1,702        1,286        10.8%

    *Actual interest expense on short-term debt divided by average short-term debt outstanding during year.

               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      ===============================

          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED JUNE 30, 1994, 1993 and 1992

- - ---------------------------------------------------------------------------
                         COLUMN A                COLUMN B

                           ITEM         CHARGED TO COSTS AND EXPENSES

                                             Millions of Dollars
- - ---------------------------------------------------------------------------
                                        1994      1993      1992
                                        ----      ----      ----


MAINTENANCE AND REPAIRS                 $  532    $  628    $  671

TAXES, OTHER THAN INCOME TAXES             637       660       603

ADVERTISING COSTS                        2,996     2,973     2,693


                               EXHIBIT INDEX
                              --------------


Exhibit (3-1)   --  Amended Articles of Incorporation (Incorporated by
                    reference to Exhibit (3-1) of the Company's Annual
                    Report on Form 10-K for the year ended June 30, 1993).

        (3-2)   --  Regulations (Incorporated by reference to Exhibit (3-2)
                    of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

Exhibit (4)     --  Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1)  --  The Procter & Gamble 1992 Stock Plan (as amended
                    December 14, 1993) which was adopted by the shareholders at the annual meeting on October 13, 1992.

        (10-2)  --  The Procter & Gamble 1983 Stock Plan (as amended May
                    11, 1993) which was adopted by the shareholders at the annual meeting on October 11, 1983 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        (10-3)  --  The Procter & Gamble Executive Group Life Insurance
                    Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        (10-4)  --  Additional Remuneration Plan (as amended June 12, 1990)
                    which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        (10-5)  --  The Procter & Gamble Deferred Compensation Plan for
                    Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        (10-6)  --  The Procter & Gamble Retirement Plan for Directors
                    which was adopted by the Board of Directors on December 12, 1989 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

Exhibit (10-7)  --  The Procter & Gamble Board of Directors Charitable
                    Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by Reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        (10-8)  --  The Procter & Gamble 1993 Non-Employee Directors' Stock
                    Plan which was on November 9, 1993, approved by the Board of Directors for submission to the Shareholders on October 11, 1994 (Incorporated by reference to Appendix A of the proxy statement filed since the close of the fiscal year ended June 30, 1994).

        (10-9)  --  Richardson-Vicks Inc. Special Stock Equivalent
                    Incentive Plan which was authorized by the Board of Directors of the Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985.

Exhibit (11)    --  Computation of earnings per share.

Exhibit (12)    --  Computation of ratio of earnings to fixed charges.

Exhibit (13)    --  Annual Report to shareholders.  (Pages 1-5, 16-36, and
                    42)

Exhibit (21)    --  Subsidiaries of the registrant.

Exhibit (23)    --  Consent of Deloitte & Touche LLP.

Exhibit (27)    --  Financial Data Schedule.

Exhibit (99-1)  --  Directors and Officers Liability Policy (the "Policy
                    Period" has been extended to 6/30/97).

        (99-2)  --  Directors and Officers (First) Excess Liability Policy
                    (the "Policy Period" has been extended to 6/30/95).

        (99-3)  --  Directors and Officers (Second) Excess Liability Policy
                    (the "Policy Period" has been extended to 6/30/95).

        (99-4)  --  Fiduciary Responsibility Insurance Policy (the "Policy
                    Period" has been extended to 6/30/95).