Form 10-Q
period 1994-09-30
PROCTER & GAMBLE CO
filed 1994-11-10
CIK 80424

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1994
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


                                                  Yes   X         No    .


There were 685,373,294 shares of Common Stock outstanding as of October 21, 1994.

PART I.   FINANCIAL INFORMATION

               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF EARNINGS


Millions of Dollars
                                            Three Months Ended September 30
                                                    1994        1993
                                                   ------      ------
NET SALES                                          $8,161      $7,564
   Cost of products sold                            4,596       4,228
   Marketing, administrative, and other
     operating expenses                             2,311       2,251
                                                   ------      ------
OPERATING INCOME                                    1,254       1,085
   Interest expense                                   119         125
   Other income/expense, net                          101          94
                                                   ------      ------
EARNINGS BEFORE INCOME TAXES                        1,236       1,054
   Income taxes                                       444         384
                                                   ------      ------
NET EARNINGS                                       $  792      $  670
                                                   ======      ======
PER COMMON SHARE:
   Net earnings                                    $ 1.12      $  .95
   Net earnings assuming full dilution             $ 1.05      $  .89
   Dividends per common share                      $  .35      $  .31
AVERAGE COMMON SHARES OUTSTANDING (in millions)     684.7       682.0


                               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                                 CONDENSED
                                        CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                                          September 30     June 30
                    ASSETS                                   1994            1994
                                                          -----------      -------
CURRENT ASSETS
  Cash and cash equivalents                               $ 2,429          $ 2,373
  Marketable securities                                       146              283
  Accounts receivable, less allowance for
    doubtful accounts                                       3,590            3,115
  Inventories
    Raw materials and supplies                              1,178            1,087
    Work in process                                           198              213
    Finished products                                       1,682            1,577
  Deferred income taxes                                       768              716
  Prepaid expenses and other current assets                   824              624
                                                          -------          -------
                                                           10,815            9,988
                                                          -------          -------
PROPERTY, PLANT, AND EQUIPMENT                             16,408           15,896
LESS ACCUMULATED DEPRECIATION                               6,194            5,872
                                                          -------          -------
                                                           10,214           10,024
                                                          -------          -------
GOODWILL AND OTHER INTANGIBLE ASSETS                        4,260            3,754
OTHER ASSETS                                                1,843            1,769
                                                          -------          -------
  TOTAL                                                   $27,132          $25,535
                                                          =======          =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accruals                           $ 7,142          $ 6,665
  Debt due within one year                                  1,635            1,375
                                                          -------          -------
                                                            8,777            8,040
                                                          -------          -------
LONG-TERM DEBT                                              5,080            4,980

OTHER LIABILITIES                                           3,351            3,336

DEFERRED INCOME TAXES                                         459              347

SHAREHOLDERS' EQUITY
  Preferred stock                                           1,932            1,942
  Common stock-shares outstanding-Sept. 30  685,206,000       685              684
                                 -June 30   684,348,359
  Additional paid-in capital                                  590              560
  Currency translation adjustments                             (2)             (63)
  Reserve for ESOP debt retirement                         (1,761)          (1,787)
  Retained earnings                                         8,021            7,496
                                                          -------          -------
                                                            9,465            8,832
                                                          -------          -------
  TOTAL                                                   $27,132          $25,535
                                                          =======          =======

                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                   CONDENSED
                     CONSOLIDATED STATEMENT OF CASH FLOWS

Millions of Dollars
                                             Three Months Ended September 30
                                                      1994       1993
                                                      ----       ----
Cash and Cash Equivalents, beginning of year          $2,373     $2,322

OPERATING ACTIVITIES
  Net earnings                                           792        670
  Depreciation, depletion and amortization               304        277
  Deferred income taxes                                   65         58
  Increase in accounts receivable                       (360)      (331)
  Increase in inventories                                (80)      (110)
  Change in payables and accrued liabilities             240       (201)
  Change in other liabilities                           (124)        27
  Other                                                 (246)         6
                                                      -------    -------
                                                         591        396
                                                      -------    -------
INVESTING ACTIVITIES
  Capital expenditures                                  (345)      (351)
  Proceeds from asset sales and retirements              150         20
  Acquisitions                                          (607)        --
  Marketable securities                                  137       (117)
                                                      -------    -------
                                                        (665)      (448)
                                                      -------    -------
FINANCING ACTIVITIES
  Dividends to shareholders                             (265)      (236)
  Additions to short-term debt                           360        362
  Additions to long-term debt                            230         45
  Reduction of long-term debt                           (232)      (217)
  Proceeds from stock options                             10          7
  Purchase of treasury shares                             (2)        (3)
                                                      -------    -------
                                                         101        (42)
                                                      -------    -------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS                                        29        (13)
                                                      -------    -------
CHANGE IN CASH AND CASH EQUIVALENTS                       56       (107)
                                                      -------    -------
Cash and Cash Equivalents, end of period              $2,429     $2,215
                                                      =======    =======
SUPPLEMENTAL DISCLOSURE
  Non-cash transactions
     Liabilities assumed in acquisitions                 140         --
     Reduction in employee stock ownership plan debt,
         guaranteed by the Company                        26         24
  Conversion of preferred to common stock                 10          6

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Worldwide net earnings for the July-September quarter achieved a record level of $792 million, or $1.12 per share, an 18% increase over the same quarter in the prior year. First quarter earnings for the prior year were $670 million or $.95 per share. The earnings improvement reflects strong worldwide unit volume growth and good cost control throughout the Company.

Worldwide net sales for the July-September quarter increased 8% from the same three months a year ago to a record level of $8.2 billion. This growth was driven by unit volume increases. Worldwide unit volume increased 10%, which compares to a 5% volume growth in fiscal year 1994. Acquisitions net of divestitures contributed 3 percentage points to the volume growth in this quarter.

United States
- - - ----------------
Net earnings in the United States increased 12% versus the first quarter last year, reflecting increases in Laundry & Cleaning, Paper and Food & Beverage sectors again due to volume growth and cost control. Sales in the United States increased 6% on an equal growth in unit volume. The Laundry & Cleaning sector increased unit volume by 10%, led by growth in the Laundry Detergent and Fabric Conditioners categories, reflecting the effect of new product initiatives. The Food & Beverage sector recorded a small unit volume decline, entirely due to the contraction of the coffee market resulting from sharp price increases following crop freezes in Brazil. On the balance of the Food & Beverage line there were broadly based volume gains. The Paper sector increased unit volume 12% on broadly based market share gains except for the Diaper category, where market share was flat. The Tissue/Towel category recorded significant gains due importantly to new product initiatives. The Beauty Care business also increased unit volume, while Health Care was about equal to year ago.

International
- - - ---------------
Total International net earnings increased 23% over the first quarter a year ago, on a sales increase of 8% and a unit volume increase of 13%. The increase in earnings was driven by unit volume growth and continued cost reduction efforts. The lower rate of sales versus unit volume growth was in large part due to more competitive pricing across most regions.
Exchange rates did not have a significant effect on sales or net earnings for the quarter. Europe's unit volume increased 13% led by broadly based gains in the Health & Beauty Care sector and Eastern European region. The European Laundry, Paper and Food & Beverage businesses did well, with volume up 12% overall. The balance of International unit volume also advanced by 13% with every region except Latin America growing at a double digit rate. The economic and political conditions in Mexico and Venezuela slowed volume advances in the region.

Globally, there are signs of upward pressure on costs, not only for green coffee beans, but also for pulp and petrochemicals. Although the prices for many of these materials are up from unusually depressed levels, the increases may put pressure on pricing.

Restructuring Reserve Status
- - - ----------------------------------
In the year ending June 30, 1993 a pre-tax reserve of $2,402 million was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separation-related activities (86% of the total).

The following information relates to the 1993 reserve (in millions of dollars pre-tax):

                                Original    Balance   July-Sept. Balance
                                Reserve     6/30/94    Charges   9/30/94
                                --------    -------   ---------- -------
Separation-related costs<F1>    $  965      $  596    $  67      $  529
Disposals of fixed assets        1,109         960       10         950
Other<F2>                          328         227       17         210
                                ------      ------    -----      ------
                                $2,402      $1,783    $  94      $1,689
                                ======      ======    =====      ======

<F1>
          Includes separation allowances and related benefits, out placement services, and personnel relocation costs.
<F2>
          Including closing, environmental remediation and contract termination costs for sites shut down or divested, offset by net proceeds from asset sales. No cost element within this category exceeds 5% of the total reserve.

Execution of the restructuring program is on track and the cost of completing it is expected to approximate the original estimates. As anticipated, charges for the disposal of fixed assets will lag behind spending for separation-related programs. We have announced more than half of the sites and production modules to be closed in order to provide early notice to employees. However, relatively few of these facilities have been totally shut down at this time.

Benefits continue to be obtained from the restructuring program. We estimate that incremental savings of about $60 million after-tax were achieved in the July-September 1994 quarter. This brings cumulative restructuring savings to about half of the $500 million after-tax objective established in June, 1993. These amounts reflect estimated gross savings, which may be offset to some degree by other actions, such as pricing or research and development spending.

Additional Information
- - - -------------------------
Additional Information responsive to this Item is incorporated by reference to the Report by Edwin L. Artzt, Chairman and Chief Executive, delivered on October 11, 1994, during the Company's Annual Meeting of Shareholders (Exhibit 99).

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 1994 Annual Meeting of Shareholders held on October 11, 1994, the following actions were taken:

The following Directors were elected for terms of office expiring in 1997:


                    Votes For       Votes    Abstentions    Broker
                                  Withheld                Non-Votes
David M. Abshire    625,255,050   8,628,297     N/A         N/A
Edwin L. Artzt      612,649,332   21,234,015    N/A         N/A
Norman R. Augustine 625,567,640   8,315,707     N/A         N/A
Richard J. Ferris   625,045,193   8,838,154     N/A         N/A
John G. Smale       623,094,568   10,788,779    N/A         N/A
Marina V.N. Whitman 624,258,411   9,624,936     N/A         N/A

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 1995, was approved by the shareholders. The shareholders cast 625,446,995 votes in favor of this proposal and 5,358,300 votes against. There were 3,078,052 abstentions.

A proposal by the Board of Directors to ratify The Procter & Gamble 1993 Non-Employee Directors' Stock Plan was approved by the shareholders. The shareholders cast 584,930,595 votes in favor of this proposal and 48,949,871 against. Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, abstentions were treated as votes against this proposal.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal recommended that the Company reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 183,626,999 votes in favor of the resolution and 380,215,855 against. There were 9,481,875 abstentions and 60,558,618 broker non-votes.

A shareholder resolution proposed by The New York City Employees'
Retirement System was defeated by the shareholders. The proposal requested the Company to endorse the CERES Principles as a commitment to be publicly accountable for its environmental impact. The Board opposed the resolution. The shareholders cast 55,294,317 votes in favor of the resolution and 478,634,695 against. There were 39,391,718 abstentions and 60,562,617 broker non-votes.

A shareholder resolution proposal by Jayn Meinhardt and Sandy Caron was defeated by the shareholders. The proposal recommended that the Company release to the public through product labeling the results of animal testing on cosmetic and non-medical household products. The Board opposed the resolution. The shareholders cast 34,116,837 votes in favor of the resolution and 508,320,619 against. There were 30,862,085 abstentions and 60,583,806 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    (11) Computation of Earnings per Share

    (12) Computation of Ratio of Earnings to Fixed Charges

    (27) Financial Data Schedule

    (99) Report by Edwin L. Artzt, Chairman and Chief Executive, Delivered on October 11, 1994, During the Company's Annual Meeting of Shareholders.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 30, 1994.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


/S/E. H. EATON
- - - ------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  November 10, 1994

EXHIBIT INDEX

Exhibit No.                                                  Page No.


  (11) Computation of Earnings per Share                       10

  (12) Computation of Ratio of Earnings to Fixed Charges       11

  (27) Financial Data Schedule                                 12

  (99) Report by Edwin L. Artzt, Chairman and Chief Executive,
       Delivered on October 11, 1994, During the Company's
       Annual Meeting of Shareholders.                         13