Form 10-Q
period 1994-12-31
PROCTER & GAMBLE CO
filed 1995-02-14
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended December 31, 1994

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


Registrant's telephone number, including area code(513) 983-1100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                  Yes   X      No    .


There were 686,464,155 shares of Common Stock outstanding as of January 20, 1994.

PART I.   FINANCIAL INFORMATION

             THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF EARNINGS
Millions of Dollars
                                                  Three Months Ended  Six Months Ended
                                                      December 31         December 31
                                                   1994      1993       1994      1993
                                                  ------    ------     -------   -------
NET SALES                                        $8,467    $7,788    $16,628   $15,352
   Cost of products sold                          4,832     4,394      9,428     8,622
   Marketing, administrative, and
      other operating expenses                    2,445     2,371      4,756     4,622
                                                 ------    ------    -------   -------
OPERATING INCOME                                  1,190     1,023      2,444     2,108
   Interest expense                                 125       123        244       248
   Other income/(expense) net                        94       105        195       199
                                                 ------    ------    -------   -------
EARNINGS BEFORE INCOME TAXES                      1,159     1,005      2,395     2,059
   Income Taxes                                     409       352        853       736
                                                 ------    ------    -------   -------

NET EARNINGS                                     $  750    $  653    $ 1,542   $ 1,323
                                                 ======    ======    =======   =======
PER COMMON SHARE:
   Net earnings                                  $ 1.06    $  .92    $  2.18   $  1.87
   Net earnings assuming full dilution           $  .99    $  .85    $  2.04   $  1.74
   Dividends per common share                    $  .35    $  .31    $   .70   $   .62

AVERAGE COMMON SHARES OUTSTANDING (in millions)                        685.2     682.3

               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONDENSED
                        CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                                           December 31        June 30
                    ASSETS                                   1994                1994
                                                           -----------        ---------
CURRENT ASSETS
  Cash and cash equivalents                                $  2,184           $  2,373
  Marketable securities                                         177                283
  Accounts receivable, less allowance for
    doubtful accounts                                         3,743              3,115
  Inventories
    Raw materials and supplies                                1,157              1,087
    Work in process                                             201                213
    Finished products                                         1,758              1,577
  Deferred income taxes                                         720                716
  Prepaid expenses and other current assets                     966                624
                                                           --------           --------
                                                             10,906              9,988
                                                           --------           --------
PROPERTY, PLANT, AND EQUIPMENT                               16,645             15,896
LESS ACCUMULATED DEPRECIATION                                 6,227              5,872
                                                           --------           --------
                                                             10,418             10,024
                                                           --------           --------
GOODWILL AND OTHER INTANGIBLE ASSETS                          4,282              3,754
OTHER ASSETS                                                  1,731              1,769
                                                           --------           --------
  TOTAL                                                    $ 27,337           $ 25,535
                                                           ========           ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accruals                            $  7,114           $  6,665
  Debt due within one year                                    1,691              1,375
                                                           --------           --------
                                                              8,805              8,040
                                                           --------           --------
LONG-TERM DEBT                                                5,061              4,980

OTHER LIABILITIES                                             3,158              3,336

DEFERRED INCOME TAXES                                           508                347

SHAREHOLDERS' EQUITY
  Preferred stock                                             1,926              1,942
  Common stock-shares outstanding-Dec. 31 686,017,433           686                684
                                 -June 30 684,348,359
  Additional paid-in capital                                    622                560
  Currency translation adjustments                             (167)               (63)
  Reserve for ESOP debt retirement                           (1,761)            (1,787)
  Retained earnings                                           8,499              7,496
                                                           --------           --------
                                                              9,805              8,832
                                                           --------           --------
TOTAL                                                      $ 27,337           $ 25,535
                                                           ========           ========

               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONDENSED
                   CONSOLIDATED STATEMENT OF CASH FLOWS

Millions of Dollars                                         Six Months Ended    December 31
                                                               1994               1993
                                                              --------           --------
Cash and Cash Equivalents, beginning of year                  $2,373             $2,322
OPERATING ACTIVITIES
  Net earnings                                                 1,542              1,323
  Depreciation, depletion and amortization                       603                557
  Deferred income taxes                                          155                 68
  Increase in accounts receivable                               (447)              (293)
  Increase in inventories                                       (109)               (50)
  Change in payables and accrued liabilities                      36               (129)
  Decrease in other liabilities                                 (308)               (84)
  Other                                                         (202)               (72)
                                                              --------           --------
                                                               1,270              1,320
                                                              --------           --------
INVESTING ACTIVITIES
  Capital expenditures                                          (866)              (760)
  Proceeds from asset sales and retirements                      158                 38
  Acquisitions                                                  (616)              (170)
  Marketable securities                                          106               (120)
                                                              --------           --------
                                                              (1,218)            (1,012)
                                                              --------           --------
FINANCING ACTIVITIES
  Dividends to shareholders                                     (531)              (474)
  Additions to short-term debt                                   260                357
  Additions to long-term debt                                    328                413
  Reduction of long-term debt                                   (312)              (500)
  Proceeds from stock options                                     28                 22
  Purchase of treasury shares                                     (9)                (6)
                                                              --------           --------
                                                                (236)              (188)
EFFECT OF EXCHANGE RATES ON CASH AND                          --------           --------
  CASH EQUIVALENTS                                                (5)               (30)
                                                              --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS                           (189)                90
                                                              --------           --------
Cash and Cash Equivalents, end of period                      $2,184             $2,412
                                                              ======             ======
SUPPLEMENTAL DISCLOSURE
  Non-cash transactions
    Liabilities assumed in acquisitions                          449                 11
    Reduction in employee stock ownership plan debt,
         guaranteed by the Company                                26                 24
  Conversion of preferred to common stock                         16                 11

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Worldwide net earnings for the quarter ending December 31, 1994 were $750 million, a 15% increase over the same quarter of the prior year. Earnings per share for the quarter were $1.06 compared to $.92 per share for the second quarter of the prior year, also a 15% increase. Worldwide net sales for the quarter increased 9% over the same quarter of the prior year to $8.5 billion. Strong unit volume growth continued, with worldwide unit shipments increasing 9% over the same quarter in the prior year. Acquisitions contributed 3% of the quarter's volume growth. Favorable exchange rates contributed approximately 2% to the sales and earnings growth for the quarter.

Results for the first six months of the fiscal year reflect continued volume growth and cost control efforts throughout the company. Worldwide net earnings for the July-December period were $1,542, or $2.18 per share, a 17% increase over the same period of the prior year. Year to date sales were $16.6 billion, up 8% compared to $15.4 billion for this period of the prior fiscal year. Year to date volume has grown 10%.

United States
Net earnings in the United States increased 7% for the quarter, on a 6% sales growth versus the same period a year ago. The earnings increase reflects unit volume growth in all sectors, as well as benefits from restructuring actions begun in the prior year. Overall, unit volume increased 3%. The Laundry & Cleaning sector increased unit volume in spite of competitive pressure and responses to new initiatives in the Fabric Conditioners category. The Food & Beverage sector unit volume benefited from strong shipments in the Juice and Shortening & Oils categories. In the Paper sector, volume gains were driven by continued strength in the Tissue/Towel category. Diaper volume was down due, in part, to announced pricing reductions which will take effect in the January-March quarter. Driven by double-digit volume growth in the Hair Care category, the Beauty Care business also increased unit volume 2%, excluding the discontinued Clarion business. The Health Care business increased unit volume 2%. The primary driver of the growth was Aleve, offsetting lower volumes in respiratory attributable to a mild cough and cold season.

Year to date earnings for the United States have increased 10% over the first half of the prior fiscal year. The earnings increase is attributable to a 6% increase in sales on a 5% unit volume growth, combined with the benefits of continued cost reduction efforts. Unit volume growth has been achieved by nearly all sectors. Food and Beverage year-to-date unit volume is down slightly due to the impact of the contraction of the coffee market following the crop freeze in Brazil.

International
Total international earnings increased 20% over the same quarter of the prior year on a sales increase of 8%. Unit volume increased 15%. The difference between sales and volume growth is largely due to competitive pricing in a number of markets. Favorable exchange rates contributed 4% to the sales growth and 5% to earnings growth.

Europe posted strong net earnings gains, as broadly-based unit volume growth of 14% and continued cost reduction benefits offset the impact of reduced pricing. The European Laundry business continues to be strong, attaining record market share. The balance of international achieved 16% unit volume growth. Cost control efforts contributed to attaining double digit growth in quarterly earnings for this segment. The devaluation of the Mexican peso did not adversely impact the quarterly results. Translation of the net assets in Mexico resulted in a charge to the cumulative translation component of shareholders' equity, without significant impact to total equity. The devaluation of the Mexican peso is not expected to significantly impact results for the fiscal year.

For the first half of the fiscal year, International earnings have increased 22% over the prior comparable period. Year to date sales growth was 8% on a 15% unit volume growth, reflecting pricing actions in a number of markets. International unit volume has increased at a double digit rate across all regions except Latin America where the economic conditions in Mexico and Venezuela have slowed volume growth. Favorable exchange rates contributed 3% to the sales and earnings growth for the first six months.

Restructuring Reserve Status
In the year ending June 30, 1993, a pre-tax reserve of $2,402 million was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separation-related costs (86% of the total).

The following information relates to the June 1993 reserve (in millions of dollars pre-tax):

                              Original  Balance   July-Dec    Balance
                              Reserve   6/30/94   Charges    12/31/94
                              --------- --------- ---------- --------
Separation-related costs<F1>  $  965    $  596    $134       $  462
Disposals of Fixed Assets      1,109       960     116          844
Other<F2>                        328       227      34          193
                              ------    ------    ----       ------
                              $2,402    $1,783    $284       $1,499
                              ======    ======    ====       ======

<F1>
      Includes separation allowances and related benefits, out placement services, and personnel relocation costs.

<F2>
      Includes closing, environmental remediation and contract termination costs for sites shut down or divested, offset by proceeds from asset sales. No cost element within this category exceeds 5% of the total reserve.

Execution of the restructuring program is on track and the cost of completing it is expected to approximate the original estimates. As anticipated, charges for the disposal of fixed assets will lag behind spending for separation-related programs. We have announced more than half of the sites and production modules to be closed in order to provide advance notice to employees. However, relatively few of these facilities have been totally shut down at this time.

Benefits continue to be obtained from the restructuring program. We estimate that incremental savings of almost $65 million after tax were achieved in the October-December quarter, bringing cumulative restructuring savings to approximately two-thirds of the $500 million after-tax objective established in June 1993. These amounts reflect estimated gross savings, which may be offset to some degree by other actions, such as pricing or research and development spending.

Subsequent Event
Based on the information currently available, the recent earthquake in Kobe, Japan will result in a $50 million after-tax charge to earnings in the January-March quarter for employee assistance, clean-up and repair of facilities and other incremental expenses directly associated with the earthquake. Four of five plants in Japan were not affected by the earthquake. The Akashi plant, which produces paper products, suffered some damage and is being repaired currently. Customers are being supplied from existing inventory and another P&G plant in Japan. P&G's Japan headquarters and technical center on Rokko Island suffered some damage, but based on initial assessments, the basic structure appears sound.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    (11) Computation of Earnings per Share

    (12) Computation of Ratio of Earnings to Fixed Charges

    (27) Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended
December 31, 1994.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


E. H. EATON
- ------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  February 13, 1995

                               EXHIBIT INDEX

Exhibit No.                                                 Page No.


  (11) Computation of Earnings per Share                     9

  (12) Computation of Ratio of Earnings to Fixed Charges    10

  (27) Financial Data Schedule                              11