Form 10-Q
period 1995-03-31
PROCTER & GAMBLE CO
filed 1995-05-11
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly Period Ended March 31, 1995     Commission file
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


                                               Yes   X    No    .


There were 687,372,624 shares of Common Stock outstanding as of April
21, 1995.









                                    -1-




PART I.   FINANCIAL INFORMATION

             THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF EARNINGS

Millions of Dollars
                                                    Three Months Ended  Nine Months Ended
                                                         March 31           March 31
                                                    1995      1994      1995      1994
                                                    --------  --------  --------  ---------
NET SALES                                           $8,312    $7,441    $24,940   $22,793
   Cost of products sold                             4,879     4,208     14,307    12,830
   Marketing, administrative, and
        other operating expenses                     2,376     2,310      7,132     6,932
                                                    --------  --------  --------  ---------
OPERATING INCOME                                     1,057       923      3,501     3,031
   Interest expense                                    124       119        368       367
   Other income/(expense), net<F1>                       5       (78)       200       121
                                                    --------  --------  --------  ---------
EARNINGS BEFORE INCOME TAXES                           938       726      3,333     2,785
   Income taxes                                        307       244      1,160       980
                                                    --------  --------  --------  ---------
NET EARNINGS                                        $  631    $  482    $ 2,173   $ 1,805
                                                    ========  ========  ========  =========
PER COMMON SHARE:
   Net earnings                                     $  .88    $  .66    $  3.06   $  2.53
   Net earnings assuming full dilution              $  .81    $  .64    $  2.85   $  2.38
   Dividends per common share                       $  .35    $.  31    $  1.05   $   .93

AVERAGE COMMON SHARES OUTSTANDING (in millions)                           685.7     682.7

<F1> Includes $77 million ($50 million after-tax) charge related to the Japan earthquake and $157 million ($102 million after-tax) charge related to two interest rate swaps in 1995 and 1994, respectively.

                                    -2-

               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONDENSED
                        CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                                            March 31       June 30
                    ASSETS                                    1995           1994
                                                            ---------      ----------
CURRENT ASSETS
  Cash and cash equivalents                                 $  2,258       $  2,373
  Marketable securities                                          109            283
  Accounts receivable, less allowance for
    doubtful accounts                                          3,479          3,115
  Inventories
    Raw materials and supplies                                 1,209          1,087
    Work in process                                              228            213
    Finished products                                          1,914          1,577
  Deferred income taxes                                          813            716
  Prepaid expenses and other current assets                    1,085            624
                                                            ----------     ----------
                                                              11,095          9,988
                                                            ----------     ----------
PROPERTY, PLANT, AND EQUIPMENT                                16,995         15,896
LESS ACCUMULATED DEPRECIATION                                  6,387          5,872
                                                            ----------     ----------
                                                              10,608         10,024
                                                            ----------     ----------
GOODWILL AND OTHER INTANGIBLE ASSETS                           4,362          3,754
OTHER ASSETS                                                   1,734          1,769
                                                            ----------     ----------
  TOTAL                                                     $ 27,799       $ 25,535
                                                            ==========     ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accruals                             $  7,430       $  6,665
  Debt due within one year                                     1,061          1,375
                                                            ----------     ----------
                                                               8,491          8,040
                                                            ----------     ----------
LONG-TERM DEBT                                                 5,157          4,980

OTHER LIABILITIES                                              3,260          3,336

DEFERRED INCOME TAXES                                            572            347

SHAREHOLDERS' EQUITY
  Preferred stock                                              1,919          1,942
  Common stock-shares outstanding-Mar. 31  687,222,409           687            684
                              -June 30   684,348,359
  Additional paid-in capital                                     663            560
  Currency translation adjustments                               (74)           (63)
  Reserve for ESOP debt retirement                            (1,734)        (1,787)
  Retained earnings                                            8,858          7,496
                                                            ----------     ----------
                                                              10,319          8,832
                                                            ----------     ----------
TOTAL                                                       $ 27,799       $ 25,535
                                                            ==========     ==========

                                    -3-

               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONDENSED
                   CONSOLIDATED STATEMENT OF CASH FLOWS
Millions of Dollars                                 Nine Months Ended March 31
                                                      1995         1994
                                                    --------       --------
Cash and Cash Equivalents, beginning of year        $2,373         $2,322

OPERATING ACTIVITIES
  Net earnings                                       2,173          1,805
  Depreciation, depletion and amortization             914            842
  Deferred income taxes                                192            115
  Increase in accounts receivable                     (176)          (150)
  Increase in inventories                             (312)           (71)
  Change in payables and accrued liabilities           240           (186)
  Decrease in other liabilities                       (436)          (116)
  Other                                                (75)            81
                                                    --------       --------
                                                     2,520          2,320
                                                    --------       --------
INVESTING ACTIVITIES
  Capital expenditures                              (1,325)        (1,189)
  Proceeds from asset sales and retirements            292             52
  Acquisitions                                        (631)          (228)
  Marketable securities                                174           (130)
                                                    --------       --------
                                                    (1,490)        (1,495)
                                                    --------       --------
FINANCING ACTIVITIES
  Dividends to shareholders                           (797)          (711)
  Additions to short-term debt                        (175)           160
  Additions to long-term debt                          328            419
  Reduction of long-term debt                         (563)          (583)
  Proceeds from stock options                           52             37
  Purchase of treasury shares                          (15)            (9)
                                                    --------       --------
                                                    (1,170)          (687)
EFFECT OF EXCHANGE RATES ON CASH AND                --------       --------
  CASH EQUIVALENTS                                      25            (36)
                                                    --------       --------
INCREASE IN CASH AND CASH EQUIVALENTS                 (115)           102
                                                    --------       --------
Cash and Cash Equivalents, end of period            $2,258         $2,424
                                                    ========       ========
SUPPLEMENTAL DISCLOSURE
  Non-cash transactions
    Liabilities assumed in acquisitions                512             34
    Reduction in employee stock ownership plan debt,
         guaranteed by the Company                      53             49
  Conversion of preferred to common stock               24             20

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                                    -4-

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Worldwide net earnings for the quarter ending March 31, 1995 were $631 million, 31% above the same quarter in the prior year, including a $50 million charge for incremental costs associated with the January earthquake in Japan. Net earnings for the same period of the prior fiscal year were $482 million, including a $102 million charge related to two interest rate swap contracts. Excluding the unusual items in both years, net earnings were $681 million, a 17% increase over the third quarter of the prior year, and earnings per share were $.95, also a 17% increase.

Worldwide net sales for the quarter increased 12% over the same quarter of the prior year to $8,312 million. Strong unit volume growth continued, with a worldwide increase of 12% over the same quarter a year ago. Acquisitions contributed approximately 2% to the unit volume growth rate.

Year-to-date results reflect strong unit volume growth and cost containment efforts, despite upward pressure on raw material prices. Worldwide net earnings for the first nine months of the fiscal year were $2,173 million compared to $1,805 million in the prior year, a 20% increase, including the cost associated with the Japan earthquake and the $102 million charge related to two interest rate contracts, in the respective periods. Excluding the unusual items in both years, earnings and earnings per share increased 17% for the July-March period to $2,223 million and $3.13 per share, respectively.

UNITED STATES
- -------------
The United States achieved 10% sales growth in the quarter on a 9% unit volume increase, which is the largest year-to-year increase in unit volume in six years. Excellent unit volume growth was achieved by all sectors, with double-digit volume increases in the Health Care and Beauty Care businesses. The Diaper category unit volume continued to show a year-to-year volume decline in the current quarter, although volume increased over the prior quarter following the introduction of a new product and price reductions. In addition, competitive activity in the Shortenings & Oils and Hard Surface Cleaners categories negatively impacted unit volume growth. Strong growth in the Laundry, Fabric Conditioners and Tissue/Towel categories more than offset those impacts. Positive product mix impacts offset the effect of competitive pricing in several categories, primarily diapers.

United States net earnings increased 8% in the third quarter. The benefit of cost containment efforts was impacted by higher raw material prices, primarily pulp, and continued research and development investment, primarily in pharmaceuticals. Selling price increases on tissue and towel products have recently been announced in response to increased pulp prices.

Year-to-date earnings in the United States have increased 9% over the first nine months of the prior year. The earnings increase reflects a 7% increase in sales on a 6% unit volume increase. The benefits of continued cost containment efforts have been reduced by increased raw material prices. Unit volume growth increased across all sectors year to date, led by double-digit growth in the Beauty Care business.

INTERNATIONAL
- ------------
International volume increased 14% over the same quarter of the prior year. Continued competitive pricing in a number of markets limited sales growth to 11%. International earnings increased 23% for the quarter, reflecting aggressive cost reduction efforts.

The impact of favorable exchange rates in Central Europe and Japan has offset the Mexican peso devaluation resulting in a small net positive impact on International sales and earnings.

Europe continued to post strong net earnings gains, as unit volume growth of 15% and lower costs offset the impact of reduced pricing. The European Laundry business remains strong, supplemented by continued growth in the Health Care and Beauty Care businesses. The European Paper business continued to grow, with strength in both diapers and feminine hygiene products.

The balance of International achieved 14% unit volume growth. Solid quarterly net earnings growth for this segment is attributable to aggressive cost increase recovery in Latin America. Unit volume in Japan was up, despite the temporary shut down of the Akashi paper plant due to the January earthquake. The impact of the delays is not expected to materially impact future results.

For the first nine months of the fiscal year, International earnings have increased 22% over the prior period. Year-to-date sales growth of 9% was driven by 15% unit volume growth, reflecting continued competitive pricing in a number of markets. Unit volume growth and cost containment efforts continue to drive earnings growth in substantially all regions. On a year-to-date basis, countervailing exchange rate changes resulted in an immaterial impact on International earnings.

OTHER INCOME/(EXPENSE) - NET
- -------------------------
As discussed previously, the third quarter and year-to-date amounts of other income/(expense) - net include unusual items in both years. The current periods reflect a $77 million pre-tax charge for incremental costs associated with the January earthquake in Japan. This charge reflects the cost of employee assistance, cleanup and repair of facilities, and non-recurring expenses directly associated with the earthquake. The prior year periods include a $157 million pre-tax charge related to two interest rate swap contracts.

RISK MANAGEMENT ACTIVITIES
- ------------------------
In response to currency exchange rate movements during the quarter, the Company expanded certain of its risk management activities. Certain foreign subsidiaries increased transactional hedging activities performed locally to manage the exposure related to commercial transactions and intercompany receivables and payables. Generally, any change in the market value of the financial instrument is offset by a corresponding change in the hedged exposure. In addition, the Company purchased additional foreign currency put options as a hedge against the effect of exchange rate fluctuations on income. These contracts give the Company the right, but not the obligation, to sell foreign currencies, primarily European currencies and the yen, in exchange for U.S. dollars at predetermined exchange rates. Those purchased options that do not qualify for hedge accounting are carried on a current market value basis.

RESTRUCTURING RESERVE STATUS
- -------------------------
In the year ending June 30, 1993, a pre-tax reserve of $2,402 million was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separation-related costs (86% of the total).

The following information relates to the June 1993 reserve (in millions of dollars pre-tax):

                              Original  Balance   July-March Balance
                              Reserve   6/30/94     Charges  3/31/95
                              --------  -------   ---------- -------
Separation-related costs<F1>  $  965    $  596    $ 162      $  434
Desposals of Fixed Assets      1,109       960      272         688
Other<F2>                        328       227      (16)        243
                              ------    ------    ------     ------
                              $2,402    $1,783    $ 418      $1,365

<F1> Includes separation allowances and related benefits, out placement services, and personnel relocation costs.

<F2> Includes closing, environmental remediation and contract termination costs for sites shut down or divested, offset by proceeds from asset sales. No cost element within this category exceeds 5% of the total reserve. The negative amount of charges represents proceeds received on asset sales, primarily during the third quarter.

Execution of the restructuring program continues to be on track, and the cost of completing it is expected to approximate the original estimates. As anticipated, charges for the disposal of fixed assets will lag behind spending for separation-related programs. We have announced more than half of the sites and production modules to be closed in order to provide advance notice to employees.

Benefits continue to be obtained from the restructuring program. We estimate that incremental savings of almost $70 million after tax were achieved in the January-March quarter, bringing cumulative restructuring savings to approximately three-quarters of the $500 million after-tax objective established in June 1993. These amounts reflect estimated gross savings, which may be offset to some degree by other actions, such as lower pricing or increased research and development spending.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits
     (11) Computation of Earnings Per Share
     (12) Computation of Ratio of Earnings to Fixed Charges
     (27) Financial Data Schedule

 (b) An 8-K Report containing an exhibit under Item 7 entitled "Press Release Issued by Registrant on January 26, 1995" was filed on January 26, 1995.





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY




/s/E. H. EATON
- ------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  May 10, 1995

                               EXHIBIT INDEX


Exhibit No.                                              Page No.


  (11)                     Computation of Earnings per Share     10


  (12)      Computation of Ratio of Earnings to Fixed Charges    11


  (27)                                Financial Data Schedule    12