Form 10-K
period 1995-06-30
PROCTER & GAMBLE CO
filed 1995-09-13
CIK 80424

THE PROCTER & GAMBLE COMPANY
                             AND SUBSIDIARIES
                           ====================



















                        ANNUAL REPORT ON FORM 10-K
                                  TO THE
                    SECURITIES AND EXCHANGE COMMISSION
                                  FOR THE
                         YEAR ENDED JUNE 30, 1995

                ******************************************

















             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
             ------------------------------------------------

             ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995           Commission File No. 1-434
         --------------------------------------------------------
                       THE PROCTER & GAMBLE COMPANY
            One Procter & Gamble Plaza, Cincinnati, Ohio  45202
                         Telephone (513) 983-1100
                IRS Employer Identification No. 31-0411980
                       State of Incorporation:  Ohio
         --------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act:

          Title of each class    Name of each Exchange on which registered
-----------------------------    ------------------------------------------
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
                                                     ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       -----------

There were 686,947,278 shares of Common Stock outstanding as of August 11, 1995. The aggregate market value of the voting stock held by non-affiliates amounted to $51 billion on August 11, 1995.

                    Documents Incorporated By Reference
                    -----------------------------------
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1995 are incorporated by reference into Part I and Part II of this report.

Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.



                                    -1-






                                  PART I
                                  ------
Item 1.  Business.
         ---------

                      General Development of Business
                      -------------------------------
     The Procter & Gamble Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, the Company manufactures and markets a broad range of consumer products in many countries throughout the world.

     Unless the context indicates otherwise, the term the "Company" as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.

     Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 1-5 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

               Financial Information About Industry Segments
               ---------------------------------------------
     The Company's products fall into five business segments: Laundry and Cleaning, Paper, Beauty Care, Food and Beverage, and Health Care.

     Additional information required by this item is incorporated herein by reference to Note 12 Segment Information, which appears on pages 35 and 36 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

                     Narrative Description of Business
                    ----------------------------------
     The Company's business, represented by the aggregate of its Laundry and Cleaning, Paper, Beauty Care, Food and Beverage, and Health Care segments, is essentially homogeneous. For the most part, the factors necessary for an understanding of these five segments are essentially identical. The markets in which the Company's products are sold are highly competitive. The products of the Company's business segments compete with many large and small companies, and there is no dominant competitor or competitors. Advertising is used in conjunction with an extensive sales force because the Company believes this combination provides the most efficient method of marketing these types of products. Product quality, performance, value and packaging are also important competitive factors. Most of the Company's products in each of its segments are distributed through grocery stores and other retail outlets.

     The Laundry category and Diaper category constitute 21% and 13% of consolidated 1995 sales, respectively. These categories constituted approximately the same percentages of consolidated sales in the preceding two fiscal years. The creation of new products and the development of new performance benefits for consumers on the Company's existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.
                                    -2-


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

     Most of the raw materials used by the Company are purchased from others. Additionally, some raw materials, primarily chemicals, are produced by the Company for further use in the manufacturing process. The Company purchases and produces a substantial variety of raw materials, no one of which is material to the Company's business taken as a whole.

     Expenditures in fiscal year 1995 for compliance with Federal, State and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 1996.

     Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth. The effect of these additional elements is less significant in the Food and Beverage segment than in the Company's other business segments.

     The Company provides an Employee Stock Ownership Plan ("ESOP") which is part of The Procter & Gamble Profit Sharing Trust and Employee Stock Ownership Plan. Convertible preferred stock of the Company and other assets owned by the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued certain debt securities to the public. The Company has guaranteed payment of principal and interest on these debt securities. Holders of these debt securities have no recourse against the assets of the ESOP Trust except with respect to cash contributions made by the Company to the ESOP Trust, and earnings attributable to such contributions. Such cash contributions are made by the Company only to the extent that dividends on the convertible preferred stock are inadequate to fund repayment of the debt securities. Any such contributions and subsequent payments to holders are made on a same-day basis and such contributions would therefore not be held by the ESOP Trust unless there was a default in payment on the debt securities by the ESOP Trust after having received such contributions from the Company. Such a default is not likely to occur and there is therefore little likelihood that there would be assets available to satisfy the claims of any holders of the debt securities. A summary description of the liabilities of the ESOP Trust and of the dividends paid by the Company on the convertible preferred stock and cash payments from the Company to the ESOP Trust for the three years ended June 30, 1995 are incorporated by reference to Note 9 Retirement Plans, which appears on pages 32-34 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

     Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 1-5, Note 12 Segment Information, which appears on pages 35 and 36, the Financial Highlights, which appear on page 37, and Management's Discussion and Analysis, which appears on pages 18-22 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

        Financial Information About Foreign and Domestic Operations
        -----------------------------------------------------------
     The information required by this item is incorporated herein by reference to Note 12 Segment Information, which appears on pages 35 and 36 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

Item 2.  Properties.
         -----------
     In the United States, the Company owns and operates manufacturing facilities at 39 locations in 20 states. In addition, it owns and operates 90 manufacturing facilities in 42 other countries. Laundry and Cleaning products are produced at 37 of these locations, Paper products at 35, Health Care products at 30, Beauty Care products at 47, and Food and Beverage products at 16. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3.  Legal Proceedings.
         ------------------
     The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at June 30, 1995 representing the Company's probable future costs that can be reasonably estimated was $8 million.

     The Company is also involved in certain other environmental proceedings. No such proceeding is expected to result in material monetary or other sanctions being imposed by any governmental entity, or in other material liabilities. However, the Company has agreed to participate in the Toxic Substances Control Act ("TSCA") Section 8(e) Compliance Audit Program of the United States Environmental Protection Agency ("EPA"). As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8(e) of TSCA and to pay stipulated penalties for each report submitted under this program. It is anticipated that the Company's liability under the Program will be $1,000,000. No administrative proceeding is pending; however the Company anticipates being required to enter an Administrative Order on Consent pursuant to this Program in late 1995. In addition, the EPA issued to a subsidiary of the Company a Finding and Notice of Violation ("NOV") dated June 16, 1994, based on Section 113(a) of the Clean Air Act (as amended), for alleged violations of the California State Implementation Plan by the subsidiary's manufacturing plant in Sacramento, California. The violations relate to 1) a plant expansion project that was implemented on the basis of calculated emission data that later proved to be inaccurate, with the result that the project allegedly failed to observe the federal construction ban and certain "new source review" provisions; and 2) the subsequent installation of a material recovery unit that is now alleged to be pollution control equipment for which a permit was required. The subsidiary and EPA have tentatively agreed that this matter (together with a relatively minor Superfund Amendments and Reauthorization Act ("SARA") reporting deficiency) would be resolved upon the payment of a civil penalty of less than $500,000.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
     Not applicable.

                   Executive Officers of the Registrant
               --------------------------------------------

     The names, ages and positions held by the executive officers of the Company on August 11, 1995 are:

                                                                Elected to
                                                                 Present
      Name                         Position               Age    Position
----------------          -------------------------       ---- ------------

John E. Pepper            Chairman of the Board and       57   1995
                          Chief Executive.
                          Director since June 12, 1984.

Durk I. Jager             President and Chief Operating   52   1995
                          Officer.
                          Director since December 12, 1989.

Wolfgang C. Berndt        Executive Vice President.       52   1995

Harald Einsmann           Executive Vice President.       61   1995
                          Director since June 10, 1991.

Alan G. Lafley            Executive Vice President.       48   1995

Jorge P. Montoya          Executive Vice President.       49   1995

Benjamin L. Bethell       Senior Vice President.          55   1991

Robert T. Blanchard       Group Vice President.           50   1991

Gordon F. Brunner         Senior Vice President.          56   1987
                          Director since March 1, 1991.

Bruce L. Byrnes           Group Vice President.           47   1991

R. Kerry Clark            Group Vice President.           43   1995

Larry G. Dare             Group Vice President.           55   1990

Stephen P. Donovan, Jr.   Group Vice President.           54   1986

Todd A. Garrett           Group Vice President.           53   1995

Jacobus Groot             Group Vice President.           44   1995

James J. Johnson          Senior Vice President           48   1992
                          and General Counsel.

                                                                Elected to
                                                                 Present
      Name                         Position               Age    Position
----------------          -------------------------       ---- ------------
Jeffrey D. Jones          Group Vice President.           42   1992

Fuad O. Kuraytim          Group Vice President.           54   1995

Gary T. Martin            Senior Vice President.          50   1991

Claude L. Meyer           Group Vice President.           52   1995

Lawrence D. Milligan      Senior Vice President.          59   1990

Thomas A. Moore           Group Vice President.           44   1992

Erik G. Nelson            Senior Vice President.          55   1993

John O'Keeffe             Group Vice President.           45   1995

Herbert Schmitz           Group Vice President.           58   1995

Robert L. Wehling         Senior Vice President.          56   1994

Edwin H. Eaton, Jr.       Vice President and              57   1987
                          Comptroller.

All of the above Executive officers are members of the Executive Committee of The Procter & Gamble Company and have been employed by the Company over five years.


                                  PART II
                               -------------

Item 5.  Market for the Common Stock and Related Stockholder Matters
         -----------------------------------------------------------

     The information required by this item is incorporated by reference to the Shareholder Information, which appears on page 40 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

Item 6.   Selected Financial Data
          -----------------------

     The information required by this item is incorporated by reference to the Financial Highlights, which appear on page 37 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
         -----------------------------------------------------------------------

     The information required by this item is incorporated by reference to Management's Discussion and Analysis, which appears on pages 18-22, Note 11 Commitments and Contingencies and Note 12 Segment Information, which appear on pages 35 and 36, and the Letter to Shareholders, which appears on pages 1-5, of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

Item 8.  Financial Statements and Supplemental Data
         ------------------------------------------

     The financial statements and supplemental data are incorporated by reference to pages 23-37 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

     Not applicable.


                                 PART III
                                 ---------

Item 10.  Directors and Executive Officers
          --------------------------------
     The information required by this item is incorporated by reference to pages 3-5 and 18 of the proxy statement filed since the close of the fiscal year ended June 30, 1995, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11.  Executive Compensation
          ----------------------
     The information required by this item is incorporated by reference to pages 7-13 of the proxy statement filed since the close of the fiscal year ended June 30, 1995, pursuant to Regulation 14A which involved the election of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
     The information required by this item is incorporated by reference to pages 15-17 of the proxy statement filed since the close of the fiscal year ended June 30, 1995, pursuant to Regulation 14A which involved the election of directors.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
     The information required by this item is incorporated by reference to page 18 of the proxy statement filed since the close of the fiscal year ended June 30, 1995, pursuant to Regulation 14A which involved the election of directors.

                                  PART IV
                                  -------
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------

     A.   1.   Financial Statements:

                    The following consolidated financial statements of The
               Procter & Gamble Company and subsidiaries and the report of independent accountants are incorporated by reference in Part II, Item 8.

               - Report of independent accountants

               - Consolidated statement of earnings -- for years ended June
                    30, 1995, 1994 and 1993

               - Consolidated balance sheet -- as of June 30, 1995 and 1994

               - Consolidated statement of retained earnings -- for years ended June 30, 1995, 1994 and 1993

               - Consolidated statement of cash flows -- for years ended June
                    30, 1995, 1994 and 1993

               - Notes to consolidated financial statements

          2.   Financial Statement Schedules:

                    These schedules are omitted because of the absence of the
               conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

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

               Exhibit (10-1) -- The Procter & Gamble 1992 Stock Plan (as
                                 amended December 14, 1993) which was adopted by the shareholders at the annual meeting on October 13, 1992 (Incorporated by reference to Exhibit (10-1) of the Company's Annual Report on Form 10-K for the year ended June 30,
                                 1994).

                       (10-2) -- The Procter & Gamble 1983 Stock Plan (as
                                 amended May 11, 1993) which was adopted by the shareholders at the annual meeting on October 11, 1983 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

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

                       (10-8) -- The Procter & Gamble 1993 Non-Employee
                                 Directors' Stock Plan which was adopted
                                 by the shareholders at the annual meeting on October 11, 1994 and which was amended on January 10, 1995, by the Board of Directors, subject to the ratification by the shareholders at the annual meeting on October 10, 1995 (Incorporated by reference to Appendix A of the proxy statement filed since the close of the fiscal year ended June 30, 1995).

               Exhibit (10-9) -- Richardson-Vicks Inc. Special Stock
                                 Equivalent Incentive Plan which was
                                 authorized by the Board of Directors of
                                 The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985 (Incorporated by reference to Exhibit
                                 (10-9) of the Company's Annual Report on
                                 Form 10-K for the year ended June 30, 1994).

               Exhibit (11) --   Computation of earnings per share.

               Exhibit (12) --   Computation of ratio of earnings to fixed
                                 charges.

               Exhibit (13) --   Annual Report to Shareholders.  (Pages 1-5,
                                 18-37, and 40)

               Exhibit (21) --   Subsidiaries of the registrant.

               Exhibit (23) --   Consent of Deloitte & Touche LLP.

               Exhibit (27) --   Financial Data Schedule.

               Exhibit (99-1) -- Directors and Officers Liability Policy
                                 (the "Policy Period" has been extended to 6/30/98).

                       (99-2) -- Directors and Officers (First) Excess
                                 Liability Policy (the "Policy Period" has been extended to 6/30/96).

                       (99-3) -- Directors and Officers (Second) Excess
                                 Liability Policy (the "Policy Period" has been extended to 6/30/96).

                       (99-4) -- Directors and Officers (Third) Excess
                                 Liability Policy (the "Policy Period" has been extended to 6/30/96).

                       (99-5) -- Directors and Officers (Fourth) Excess
                                 Liability Policy (the "Policy Period" has been extended to 6/30/96).

                       (99-6) -- Fiduciary Responsibility Insurance Policy
                                 (the "Policy Period" has been extended to 6/30/96).

               The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda
               D. Rohrer, Assistant Secretary, The Procter & Gamble Company,
               P. O. Box 599, Cincinnati, Ohio  45201

      B.  Reports on Form 8-K:

          None.

                                SIGNATURES
                            ------------------

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

                                THE PROCTER & GAMBLE COMPANY

                                By    /S/JOHN E. PEPPER
                                      ------------------------------------
                                            John E. Pepper
                                      Chairman of the Board and Chief
                                         Executive

September 12, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                  Title                    Date
        ---------                  -----                    -----
                                                            _____
/s/JOHN E. PEPPER        Chairman of the Board and              |
-----------------        Chief Executive and Director           |
  (John E. Pepper)       (Principal Executive Officer)          |
                                                                |
/s/ERIK G. NELSON        Senior Vice President                  |
-----------------        (Principal Financial Officer)          |
  (Erik G. Nelson)                                              |
                                                                |
/s/EDWIN H. EATON, JR.   Vice President and Comptroller         |
-----------------        (Principal Accounting Officer)         |
  (Edwin H. Eaton, Jr.)                                  September 12, 1995
                                                                |
                                                                |
-----------------        Director                               |
  (David M. Abshire)                                            |
                                                                |
/s/EDWIN L. ARTZT                                               |
-----------------        Director                               |
  (Edwin L. Artzt)                                              |
                                                                |
/s/NORMAN R. AUGUSTINE                                          |
-----------------        Director                               |
  (Norman R. Augustine)                                     ____|

        Signature                  Title                    Date
        ---------                  -----                    -----
                                                            _____
                                                                |
/s/DONALD R. BEALL                                              |
------------------       Director                               |
  (Donald R. Beall)                                             |
                                                                |
/s/GORDON F. BRUNNER                                            |
------------------       Director                               |
  (Gordon F. Brunner)                                           |
                                                                |
/s/RICHARD B. CHENEY                                            |
------------------       Director                               |
  (Richard B. Cheney)                                           |
                                                                |
/s/HARALD EINSMANN                                              |
------------------       Director                               |
  (Harald Einsmann)                                             |
                                                                |
/s/RICHARD J. FERRIS                                            |
------------------       Director                               |
  (Richard J. Ferris)                                           |
                                                                |
/s/JOSEPH T. GORMAN                                             |
------------------       Director                        September 12, 1995
  (Joseph T. Gorman)                                            |
                                                                |
/s/DURK I. JAGER                                                |
------------------       Director                               |
  (Durk I. Jager)                                               |
                                                                |
/s/JERRY R. JUNKINS                                             |
------------------       Director                               |
  (Jerry R. Junkins)                                            |
                                                                |
/s/CHARLES R. LEE                                               |
------------------       Director                               |
  (Charles R. Lee)                                              |
                                                                |
/s/LYNN M. MARTIN                                               |
-----------------        Director                               |
  (Lynn M. Martin)                                          ____|

        Signature                  Title                    Date
        ---------                  -----                    -----
                                                            _____
/s/JOHN F. SMITH, JR.                                           |
---------------------    Director                               |
  (John F. Smith, Jr.)                                          |
                                                                |
/s/RALPH SNYDERMAN                                              |
---------------------    Director                               |
  (Ralph Snyderman)                                      September 12, 1995
                                                                |
/s/ROBERT D. STOREY                                             |
---------------------    Director                               |
  (Robert D. Storey)                                            |
                                                                |
/s/MARINA v.N. WHITMAN                                          |
---------------------    Director                               |
  (Marina v.N. Whitman)                                     ____|

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

     Exhibit (10-1) -- The Procter & Gamble 1992 Stock Plan (as amended
                       December 14, 1993) which was adopted by the shareholders at the annual meeting on October 13, 1992 (Incorporated by reference to Exhibit (10-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

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

     Exhibit (10-7) -- The Procter & Gamble Board of Directors Charitable
                       Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by Reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30,
                       1993).

             (10-8) -- The Procter & Gamble 1993 Non-Employee Directors'
                       Stock Plan which was adopted by the shareholders at the annual meeting on October 11, 1994 and which was amended on January 10, 1995, by the Board of Directors, subject to the ratification by the shareholders at the annual meeting on October 10, 1995 (Incorporated by reference to Appendix A of the proxy statement filed since the close of the fiscal year ended June 30, 1995).

             (10-9) -- Richardson-Vicks Inc. Special Stock Equivalent
                       Incentive Plan which was authorized by the Board of Directors of the Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985 (Incorporated by Reference to Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30,
                       1994).

     Exhibit (11)   -- Computation of earnings per share.

     Exhibit (12)   -- Computation of ratio of earnings to fixed charges.

     Exhibit (13)   -- Annual Report to Shareholders.  (Pages 1-5, 18-37
                       and 40)

     Exhibit (21)   -- Subsidiaries of the registrant.

     Exhibit (23)   -- Consent of Deloitte & Touche LLP.

     Exhibit (27)   -- Financial Data Schedule.

     Exhibit (99-1) -- Directors and Officers Liability Policy (the
                       "Policy Period" has been extended to 6/30/98).

             (99-2) -- Directors and Officers (First) Excess Liability
                       Policy (the "Policy Period" has been extended to 6/30/96).

             (99-3) -- Directors and Officers (Second) Excess Liability
                       Policy (the "Policy Period" has been extended to 6/30/96).

             (99-4) -- Directors and Officers (Third) Excess Liability
                       Policy (the "Policy Period" has been extended to 6/30/96).

             (99-5) -- Directors and Officers (Fourth) Excess Liability
                       Policy (the "Policy Period" has been extended to 6/30/96).

             (99-6) -- Fiduciary Responsibility Insurance Policy (the
                       "Policy Period" has been extended to 6/30/96).