Form 10-Q
period 1995-09-30
PROCTER & GAMBLE CO
filed 1995-11-13
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


 For the Quarterly Period Ended September 30, 1995 Commission file number 1-434


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


                                                      Yes   X         No    .


There were 686,325,234 shares of Common Stock outstanding as of October 20, 1995.

PART I.  FINANCIAL INFORMATION

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS


Millions of Dollars
                                                 Three Months Ended September 30
                                                     1995              1994
                                                     ----              ----
NET SALES                                            $9,027            $8,177
  Cost of products sold                               5,211             4,636
  Marketing, research and administrative expenses     2,381             2,271
                                                     ------            ------
OPERATING INCOME                                      1,435             1,270
  Interest expense                                      123               119
  Other income, net                                      62                85
                                                     ------            ------
EARNINGS BEFORE INCOME TAXES                          1,374             1,236
  Income taxes                                          478               444
                                                     ------            ------
NET EARNINGS                                         $  896            $  792
                                                     ======            ======
PER COMMON SHARE:
  Net earnings                                       $ 1.27            $ 1.12
  Net earnings assuming full dilution                $ 1.18            $ 1.05
  Dividends per common share                         $  .40            $  .35

AVERAGE COMMON SHARES OUTSTANDING (in millions)       686.6             684.7


Certain reclassifications of prior year's amounts have been made to conform with the current year presentation. Costs related to research and development are now reported as an element of marketing, research and administrative expenses. Costs related to delivery of finished product are included in cost of products sold. Net sales include revenues from other operating arrangements, such as joint ventures.



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEET

Millions of Dollars
                                                         September 30   June 30
                                    ASSETS                 1995           1995
CURRENT ASSETS                                           ---------     ---------
  Cash and cash equivalents                              $ 1,589       $ 2,028
  Investment securities                                      404           150
  Accounts receivable                                      3,977         3,562
  Inventories
    Raw materials and supplies                             1,358         1,315
    Work in process                                          275           247
    Finished products                                      1,951         1,891
  Deferred income taxes                                      785           804
  Prepaid expenses and other current assets                1,047           845
                                                         ---------     ---------
                                                          11,386        10,842
                                                         ---------     ---------
PROPERTY, PLANT, AND EQUIPMENT                            17,661        17,739
LESS ACCUMULATED DEPRECIATION                              6,815         6,713
                                                         ---------     ---------
                                                          10,846        11,026
                                                         ---------     ---------
GOODWILL AND OTHER INTANGIBLE ASSETS                       4,448         4,572
OTHER ASSETS                                               1,687         1,685
                                                         ---------     ---------
     TOTAL                                               $28,367       $28,125
                                                         =========     =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accruals                          $ 7,496       $ 7,678
  Debt due within one year                                 1,197           970
                                                         ---------     ---------
                                                           8,693         8,648
                                                         ---------     ---------
LONG-TERM DEBT                                             5,018         5,161

OTHER LIABILITIES                                          3,047         3,196

DEFERRED INCOME TAXES                                        585           531

SHAREHOLDERS' EQUITY
  Preferred stock                                          1,906         1,913
  Common stock-shares outstanding-Sept. 30  686,599,982      687           687
                                 -June 30   686,574,055
  Additional paid-in capital                                 734           693
     Currency translation adjustments                        (94)           65
     Reserve for ESOP debt retirement                     (1,705)       (1,734)
     Retained earnings                                     9,496         8,965
                                                         ---------     ---------
                                                          11,024        10,589
                                                         ---------     ---------
TOTAL                                                    $28,367       $28,125
                                                         =========     =========

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Millions of Dollars                              Three Months Ended September 30
                                                         1995           1994
                                                         --------       --------
Cash and Cash Equivalents, beginning of year             $2,028         $2,373

OPERATING ACTIVITIES
  Net earnings                                              896            792
  Depreciation, depletion and amortization                  323            304
  Deferred income taxes                                      89             65
  Increase in accounts receivable                          (448)          (360)
  Increase in inventories                                  (184)           (80)
  Change in payables and accrued liabilities                (50)           240
  Decrease in other liabilities                             (72)          (124)
  Other                                                    (217)          (246)
                                                         --------       --------
                                                            337            591
INVESTING ACTIVITIES                                     --------       --------
  Capital expenditures                                     (435)          (345)
  Proceeds from asset sales and retirements                  68            150
  Acquisitions                                              (71)          (607)
  Investment securities                                    (252)           137
                                                         --------       --------
                                                           (690)          (665)
                                                         --------       --------
FINANCING ACTIVITIES
  Dividends to shareholders                                (301)          (265)
  Additions to short-term debt                              484            360
  Additions to long-term debt                                33            230
  Reduction of long-term debt                              (242)          (232)
  Proceeds from stock options                                15             10
  Purchase of treasury shares                               (65)            (2)
                                                         --------       --------
                                                            (76)           101
                                                         --------       --------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS                                          (10)            29
                                                         --------       --------
CHANGE IN CASH AND CASH EQUIVALENTS                        (439)            56
                                                         --------       --------
Cash and Cash Equivalents, end of period                 $1,589         $2,429
                                                         ========       ========
SUPPLEMENTAL DISCLOSURE
  Non-cash transactions:
    Liabilities assumed in acquisitions                     --             140
    Reduction in employee stock ownership plan debt,
      guaranteed by the Company                              29             26
    Conversion of preferred to common stock                   7             10

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Worldwide Results of Operations
-------------------------------
Worldwide net earnings for the quarter ending September 30, 1995 were $896 million or $1.27 per share. This represents a 13% increase over the same quarter of the prior year, when net earnings were $792 million or $1.12 per share. Worldwide net sales for the quarter were $9,027 million, a 10% increase from the prior year's $8,177 million. The sales increase reflects record shipments and unit volume growth of 9%. The effects of stronger European and Asian currencies on both sales and earnings were offset by the weaker Mexican peso. Gross margin was 42.3% for the current quarter versus 43.3% for the first quarter of the prior year.

Gross margin for the prior fiscal year was 41.5%. These margin trends reflect higher raw material costs, primarily pulp. Operating margin for the quarter improved to 15.9%, compared to 15.5% for the same quarter of the prior year, as continued focus on cost control largely offset the effects of higher raw material prices and increased research and development costs.

North America
-------------
Net sales for the North American region increased 7% on a 6% unit volume increase. Earnings for the region increased 8%, as cost control actions largely offset increased raw material prices, primarily pulp, and continued investment in the health care business. The unit volume gains were driven by the Food and Beverage business which contributed nearly half of the region's unit volume growth. Solid progress in all categories of the Paper business also contributed to the unit volume growth, although related earnings were negatively affected by higher pulp prices that were not fully recovered through pricing. The Laundry and Cleaning business contributed approximately 25% of the region's unit volume growth. Beauty Care unit volume achieved solid growth, driven by hair care. Health Care unit volume declined slightly due to softness in the respiratory category.

Europe, Middle East and Africa
------------------------------
First quarter sales for the Europe, Middle East and Africa region increased 16%. Unit volume was up 12%, led by gains in Eastern Europe. The region's earnings grew 20% over the same quarter last year. Favorable exchange rates added 6% to sales, more than offsetting product mix impacts. Broad-based unit volume gains across the region's businesses drove the earnings growth, complemented by continuing cost control actions.

Asia
----
Asia maintained its strong growth rate with a 22% increase in unit volume, led by China. The region delivered 12% sales and 9% earnings growth over the same quarter of the prior year. Favorable exchange rates increased sales by 6%, helping to mitigate the effects of lower pricing and product mix. Double-digit unit volume growth was achieved by the region's key businesses, with Laundry and Cleaning continuing to lead the growth. The results of the region reflect the continuing investment in this fast-growing market.

Latin America
-------------
Latin America delivered unit volume growth of 6%, despite a 3% decline in Mexico. Sales for the region were down 4%, as favorable pricing helped lessen the effect of unfavorable exchange rates. Earnings for the region were down 7%, primarily due to the continuing effects of the Mexican Peso devaluation. Excluding Mexico, net earnings for the region increased over the same quarter of the prior year. Unit volume growth in the region was led by the Paper business, driven by the success of Pampers Uni.

Restructuring Reserve Status
----------------------------
In the year ending June 30, 1993, a reserve of $2,402 million was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separation-related costs (86% of the total). The following information relates to the June 1993 reserve (in millions of dollars pre-tax):

                               Original    Balance    July-September    Balance
                               Reserve     6/30/95       Charges        9/30/95
                               --------    -------    --------------    -------
Separation-related costs<F1>   $  965      $ 369         $ 37           $  332
Disposals of Fixed Assets       1,109        597           33              564
Other<F2>                         328        194            5              189
                               ------      -----         ----           ------
                               $2,402      $1,160        $ 75           $1,085
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

Execution of the restructuring program continues to be on track, and the cost of completing it is expected to approximate the original estimates. As anticipated, charges for the disposal of fixed assets will lag behind spending for separation-related programs. About two-thirds of the sites and production modules to be closed have been announced in order to provide advance notice to employees.

Benefits continue to be obtained from the restructuring program. Incremental savings of almost $30 million after-tax are estimated for the July-September quarter, bringing cumulative restructuring savings to approximately 90% of the $500 million after-tax objective established in June 1993. Based on current projections, the Company believes cumulative restructuring savings ultimately will exceed the original estimate by approximately 20%. For this purpose, restructuring savings are estimated gross savings, which have been offset to some degree by lower pricing and other actions to build the business.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 1995 Annual Meeting of Shareholders held on October 10, 1995, the following actions were taken:

The following Directors were elected for terms of office expiring in 1998:

                        Votes For         Votes       Abstentions*     Broker
                                        Withheld                      Non-Votes*

Joseph T. Gorman        622,853,407     5,331,925        N/A            N/A
Jerry R. Junkins        622,803,505     5,381,827        N/A            N/A
Lynn M. Martin          622,379,700     5,805,632        N/A            N/A
John E. Pepper          622,525,218     5,660,114        N/A            N/A
Ralph Snyderman         622,788,631     5,396,701        N/A            N/A
Robert D. Storey        622,643,306     5,542,026        N/A            N/A

* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 1996, was approved by the shareholders. The shareholders cast 622,175,988 votes in favor of this proposal and 3,590,759 votes against. There were 2,418,585 abstentions.

A proposal by the Board of Directors to ratify an amendment to The Procter & Gamble 1993 Non-Employee Directors' Stock Plan was approved by the shareholders. The shareholders cast 575,752,396 votes in favor of this proposal and 52,432,936 against. Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, abstentions were treated as votes against this proposal.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal sought to reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 158,229,332 votes in favor of the resolution and 393,147,816 against. There were 10,674,673 abstentions and 66,133,511 broker non-votes.

A shareholder resolution proposed by The New York City Employees' Retirement System was defeated by the shareholders. The proposal requested the Company to endorse the CERES Principles as a commitment to be publicly accountable for its environmental impact. The Board opposed the resolution. The shareholders cast 47,248,737 votes in favor of the resolution and 477,709,200 against. There were 37,093,883 abstentions and 66,133,512 broker non-votes.

A shareholder resolution proposed by Rabbi Benno M. Wallach, D.D. was defeated by the shareholders. The proposal recommended that the Board present at least two candidates for each available opening on the Board of Directors. The Board opposed the resolution. The shareholders cast 39,745,602 votes in favor of the resolution and 512,908,012 against. There were 9,402,107 abstentions and 66,129,611 broker non-votes.

A shareholder resolution proposed by Madeline H. Wallach was defeated by the shareholders. The proposal recommended that the Board eliminate the Executive Incentive Compensation system. The Board opposed the resolution. The shareholders cast 57,385,587 votes in favor of the resolution and 490,078,337 against. There were 14,262,117 abstentions and 66,459,291 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

     (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

     (11)     Computation of Earnings per Share

     (12)     Computation of Ratio of Earnings to Fixed Charges

     (27)     Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1995.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


/s/E. H. EATON
------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  November 13, 1995

                                                   EXHIBIT INDEX

Exhibit No.                                                           Page No.


(3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

(3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended
      June 30, 1993).

(11)  Computation of Earnings per Share                                    10

(12)  Computation of Ratio of Earnings to Fixed Charges                    11

(27)  Financial Data Schedule                                              12