Form 10-Q
period 1995-12-31
PROCTER & GAMBLE CO
filed 1996-02-13
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 1995
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



                                                    Yes   X         No    .


There were 686,413,929 shares of Common Stock outstanding as of January 19, 1996.

PART I.       FINANCIAL INFORMATION

                        THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF EARNINGS

Millions of Dollars Except Per Share Amounts
                                                Three Months Ended              Six Months Ended
                                                    December 31                   December 31
                                                1995         1994               1995        1994
                                                -------      -------            --------    --------
NET SALES                                       $9,090       $8,485             $18,117     $16,662
      Cost of products sold                      5,265        4,840              10,476       9,476
      Marketing, research, and
         administrative expenses                 2,473        2,437               4,854       4,708
                                                --------     --------           --------    --------
OPERATING INCOME                                 1,352        1,208               2,787       2,478
      Interest expense                             123          125                 246         244
      Other income, net                             52           76                 114         161
                                                --------     --------           --------    --------
EARNINGS BEFORE INCOME TAXES                     1,281        1,159               2,655       2,395
      Income taxes                                 445          409                 923         853
                                                --------     --------           --------    --------
NET EARNINGS                                    $  836       $  750             $ 1,732     $ 1,542
                                                ========     ========           ========    ========
PER COMMON SHARE:
      Net earnings                              $ 1.18       $ 1.06             $  2.45     $  2.18
      Net earnings assuming full dilution       $ 1.11       $  .99             $  2.29     $  2.04
      Dividends                                 $  .40       $  .35             $   .80     $   .70

AVERAGE COMMON SHARES OUTSTANDING                                                 686.5       685.2


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

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                                                     December 31            June 30
                                    ASSETS                            1995                   1995
                                                                     ---------             ---------
CURRENT ASSETS
     Cash and cash equivalents                                       $ 1,668               $ 2,028
     Investment securities                                               448                   150
     Accounts receivable                                               3,899                 3,562
     Inventories
        Raw materials and supplies                                     1,417                 1,315
        Work in process                                                  271                   247
        Finished products                                              1,857                 1,891
     Deferred income taxes                                               790                   804
     Prepaid expenses and other current assets                         1,093                   845
                                                                     ---------             ---------
                                                                      11,443                10,842
                                                                     ---------             ---------
PROPERTY, PLANT, AND EQUIPMENT                                        17,913                17,739
LESS ACCUMULATED DEPRECIATION                                          6,953                 6,713
                                                                     ---------             ---------
                                                                      10,960                11,026
                                                                     ---------             ---------
GOODWILL AND OTHER INTANGIBLE ASSETS                                   4,304                 4,572
OTHER ASSETS                                                           1,508                 1,685
                                                                     ---------             ---------
     TOTAL                                                           $28,215               $28,125
                                                                     =========             =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accruals                                   $ 6,860               $ 7,678
     Debt due within one year                                          1,418                   970
                                                                     ---------             ---------
                                                                       8,278                 8,648
                                                                     ---------             ---------
LONG-TERM DEBT                                                         4,978                 5,161

OTHER LIABILITIES                                                      2,958                 3,196

DEFERRED INCOME TAXES                                                    617                   531

SHAREHOLDERS' EQUITY
     Preferred stock                                                   1,901                 1,913
     Common stock-shares outstanding-Dec. 31  686,027,828                686                   687
                                    -June 30  686,574,055
     Additional paid-in capital                                          763                   693
     Currency translation adjustments                                   (181)                   65
     Reserve for ESOP debt retirement                                 (1,705)               (1,734)
     Retained earnings                                                 9,920                 8,965
                                                                     ---------             ---------
                                                                      11,384                10,589
                                                                     ---------             ---------
TOTAL                                                                $28,215               $28,125
                                                                     =========             =========


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
Millions of Dollars                                                  Six Months Ended December 31
                                                                        1995              1994
                                                                        --------          --------
Cash and Cash Equivalents, beginning of year                            $2,028            $2,373
OPERATING ACTIVITIES
     Net earnings                                                        1,732             1,542
     Depreciation, depletion and amortization                              651               603
     Deferred income taxes                                                 164               155
     Increase in accounts receivable                                      (452)             (447)
     Increase in inventories                                              (190)             (109)
     Change in payables and accrued liabilities                           (549)               36
     Decrease in other liabilities                                        (175)             (308)
     Other                                                                 (56)             (202)
                                                                        --------          --------
                                                                         1,125             1,270
                                                                        --------          --------
INVESTING ACTIVITIES
     Capital expenditures                                                 (992)             (866)
     Proceeds from asset sales and retirements                             239               158
     Acquisitions                                                         (147)             (616)
     Change in investment securities                                      (300)              106
                                                                        --------          --------
                                                                        (1,200)           (1,218)
                                                                        --------          --------
FINANCING ACTIVITIES
     Dividends to shareholders                                            (601)             (531)
     Additions to short-term debt                                          848               260
     Additions to long-term debt                                            64               328
     Reduction of long-term debt                                          (419)             (312)
     Proceeds from stock options                                            32                28
     Purchase of treasury shares                                          (175)               (9)
                                                                        --------          --------
                                                                          (251)             (236)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 --------          --------
     AND CASH EQUIVALENTS                                                  (34)               (5)
                                                                        --------          --------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (360)             (189)
                                                                        --------          --------
Cash and Cash Equivalents, end of period                                $1,668            $2,184
                                                                        ========          ========
SUPPLEMENTAL DISCLOSURE Non-cash transactions:
        Liabilities assumed in acquisitions                                 12               449
        Reduction in employee stock ownership plan debt,
             guaranteed by the Company                                      29                26
     Conversion of preferred to common stock                                12                16

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

WORLDWIDE RESULTS OF OPERATIONS
Worldwide net earnings for the quarter ending December 31, 1995 were $836 million, an 11% increase over the same quarter of the prior year net earnings of $750 million. Earnings per share for the quarter were $1.18 compared to $1.06 per share in the second quarter of the prior year, also an 11% increase. Worldwide net sales were $9,090 million, representing an increase of 7% over the same quarter of the prior year, on 8% unit volume growth.

For the first six months of the fiscal year, worldwide net earnings were $1,732 million or $2.45 per share, an increase of 12% over the same period of the prior year. Worldwide net sales increased 9% to $18,117 million, on comparable unit volume growth.

Gross margin was 42.1% for the current quarter versus 43.0% for the same quarter of the prior year. Raw material prices, primarily pulp, continued to affect margin trends. As a comparison, the prior full fiscal year gross margin was 41.5%. Operating margin for the quarter was 14.9%, an improvement over 14.2% for the same quarter of the prior year. The improvement reflects the effect of continued cost control efforts.

NORTH AMERICA
Net sales and unit volume for the North American region grew 7% over the same quarter of the prior year. Earnings for the region increased 9%. The Laundry & Cleaning business led the region's growth, propelled by a significant unit volume increase. The Paper business also contributed to the unit volume growth, with particular strength in the tissue and towel and diaper categories. Margins continued to be affected by an increase in pulp prices over same quarter prior year. The Beauty Care and Food & Beverage businesses maintained strong unit volume growth, with double-digit growth in the hair care, coffee, juice and personal cleansing categories. The results of the Health Care business were affected by heavy competitive activity in the oral care and gastro-intestinal categories, which has hampered unit volume growth.

For the July-December period, the North American region had unit volume and sales growth of 7%. Net earnings increased 8% over the prior year.

EUROPE
Second quarter sales for the Europe, Middle East and Africa region increased
11% over the same quarter of the prior year. The increase was led by a 7% unit volume growth, complemented by favorable pricing and exchange rates. Central and Eastern Europe achieved volume growth of over 50% with increased expansion into these markets, contributing nearly half of the region's unit volume growth. Net earnings for the region were up 26%, as incremental restructuring savings and on-going cost control benefits were realized. A simplification of trade terms has recently been announced, which could negatively affect growth trends in the short-term. This move to value pricing eliminates inefficient promotion costs by rolling them into lower list prices. When implemented in the United
States, this change led to improved results.

Europe experienced 9% unit volume growth for the July-December period with a 14% increase in sales. Net earnings increased 23% over the same period of the prior year.

ASIA
Asia achieved unit volume growth of 16%, led primarily by record shipments in China. Sales for the region increased 6%, with a 7% net earnings increase. Unfavorable exchange rates, lower pricing and product mix limited the sales and earnings growth relative to the increased unit volume. Laundry and Beauty Care continued to lead growth within the region, experiencing double-digit volume increases.

For the first six months of the fiscal year, Asia had a 19% increase in unit volume and 9% sales growth. Net earnings increased by 8% over the prior period.

LATIN AMERICA
Despite continuing economic difficulties in Latin America, the region delivered 8% unit volume growth in the quarter. Exchange effects, combined with higher costs, resulted in a sales and net earnings decline of 4% and 1%, respectively. Significant unit volume growth in Brazil and Venezuela compensated for flat unit volume in Mexico. Excluding Mexico, net earnings for the region increased by 22%.

For the July-December period, unit volume for the region grew 7%. Sales and net earnings both declined 4% from the prior year period.

RESTRUCTURING RESERVE STATUS
In the year ending June 30, 1993, a reserve of $2,402 million was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separation-related costs (86% of the total).

The following information relates to the June 1993 reserve (in millions of dollars pre-tax):

                                     Original          Balance          July-Dec.          Balance
                                     Reserve           6/30/95          Charges           12/31/95
                                     ---------         ---------        ----------        ---------
Separation-related costs<F1>         $   965           $   369           $  57             $   312
Disposals of Fixed Assets              1,109               597              84                 513
Other<F2>                                328               194               5                 189
                                     --------          --------          ------            --------
                                     $ 2,402           $ 1,160           $ 146             $ 1,014
                                     ========          ========          ======            ========

<F1>Includes separation allowances and related benefits, out placement services, and personnel relocation costs.

<F2>Includes closing, environmental remediation and contract termination costs for sites shut down or divested, offset by proceeds from asset sales. No cost element within this category exceeds 5% of the total reserve.

Execution of the restructuring program continues to be on track, and the cost of completing it is expected to approximate the original estimates. As anticipated, charges for the disposal of fixed assets will lag behind spending for separation-related programs. Over 80% of the sites and production modules to be closed have been announced in order to provide advance notice to employees.

Benefits continue to be obtained from the restructuring program. Incremental savings of approximately $25 million after-tax are estimated for the October-December quarter, bringing cumulative restructuring savings near the $500 million after-tax objective established in June 1993. Based on current projections, the Company believes cumulative restructuring savings ultimately may exceed the original estimate by approximately 20%. Restructuring savings are estimated gross savings, which have been offset to some degree by lower pricing and other actions to build the business.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

        (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

        (11)     Computation of Earnings per Share

        (12)     Computation of Ratio of Earnings to Fixed Charges

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1995.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/S/E. H. EATON
------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  February 13, 1996

                                  EXHIBIT INDEX

Exhibit No.                                                            Page No.


  (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual
        Report on Form 10-K for the year ended June 30, 1993)

  (3-2) Regulations (Incorporated by reference to Exhibit
        (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

  (11)  Computation of Earnings per Share                                  9

  (12)  Computation of Ratio of Earnings to Fixed Charges                 10

  (27)  Financial Data Schedule                                           11