Form 10-Q
period 1996-03-31
PROCTER & GAMBLE CO
filed 1996-05-10
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1996
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



                                                        Yes   X         No    .


There were 685,925,464 shares of Common Stock outstanding as of April 19, 1996.

PART I.  FINANCIAL INFORMATION

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

Millions of Dollars Except Per Share Amounts
                                                Three Months Ended               Nine Months Ended
                                                     March 31                       March 31
                                                1996         1995                1996       1995
                                                -------      -------             -------    -------
NET SALES                                       $8,587       $8,318              $26,704    $24,980
      Cost of products sold                      5,026        4,888               15,502     14,364
      Marketing, research, and
         administrative expenses                 2,368        2,366                7,222      7,074
                                                --------     --------            ---------  ---------
OPERATING INCOME                                 1,193        1,064                3,980      3,542
      Interest expense                             121          124                  367        368
      Other income/(expense), net<F1>               75           (2)                 189        159
                                                --------     --------            ---------  ---------
EARNINGS BEFORE INCOME TAXES                     1,147          938                3,802      3,333
      Income taxes                                 387          307                1,310      1,160
                                                --------     --------            ---------  ---------
NET EARNINGS                                    $  760       $  631              $ 2,492    $ 2,173
                                                ========     ========            =========  =========
PER COMMON SHARE:
      Net earnings                              $ 1.07       $  .88              $   3.52   $   3.06
      Net earnings assuming full dilution       $ 1.01       $  .81              $   3.30   $   2.85
      Dividends                                 $  .40       $  .35              $   1.20   $   1.05

AVERAGE COMMON SHARES OUTSTANDING                                                   686.5      685.7

<F1>Includes $77 million ($50 million after-tax) charge related to the Kobe,
    Japan earthquake in 1995.

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

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                                                    March 31               June 30
                                    ASSETS                            1996                   1995
                                                                    ---------             ---------
CURRENT ASSETS
     Cash and cash equivalents                                      $ 2,022               $ 2,028
     Investment securities                                              446                   150
     Accounts receivable                                              3,465                 3,562
     Inventories
        Raw materials and supplies                                    1,312                 1,315
        Work in process                                                 261                   247
        Finished products                                             1,864                 1,891
     Deferred income taxes                                              818                   804
     Prepaid expenses and other current assets                        1,015                   845
                                                                    ---------             ---------
                                                                     11,203                10,842
                                                                    ---------             ---------
PROPERTY, PLANT, AND EQUIPMENT                                       18,076                17,739
LESS ACCUMULATED DEPRECIATION                                         7,067                 6,713
                                                                    ---------             ---------
                                                                     11,009                11,026
                                                                    ---------             ---------
GOODWILL AND OTHER INTANGIBLE ASSETS                                  4,324                 4,572
OTHER ASSETS                                                          1,561                 1,685
                                                                    ---------             ---------
     TOTAL                                                          $28,097               $28,125
                                                                    =========             =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accruals                                  $ 6,658               $ 7,678
     Debt due within one year                                           991                   970
                                                                    ---------             ---------
                                                                      7,649                 8,648
                                                                    ---------             ---------
LONG-TERM DEBT                                                        5,169                 5,161

OTHER LIABILITIES                                                     2,860                 3,196

DEFERRED INCOME TAXES                                                   690                   531

SHAREHOLDERS' EQUITY
     Preferred stock                                                  1,891                 1,913
     Common stock-shares outstanding-Mar. 31     686,348,534            686                   687
                                    -June 30     686,574,055
     Additional paid-in capital                                         837                   693
     Currency translation adjustments                                  (258)                   65
     Reserve for ESOP debt retirement                                (1,676)               (1,734)
     Retained earnings                                               10,249                 8,965
                                                                    ---------             ---------
                                                                     11,729                10,589
                                                                    ---------             ---------
TOTAL                                                               $28,097               $28,125
                                                                    =========             =========

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
Millions of Dollars                                                   Nine Months Ended March 31
                                                                        1996              1995
                                                                       --------          --------
Cash and Cash Equivalents, beginning of year                           $2,028            $2,373
OPERATING ACTIVITIES
     Net earnings                                                       2,492             2,173
     Depreciation, depletion and amortization                             975               914
     Deferred income taxes                                                187               192
     Increase in accounts receivable                                      (30)             (176)
     Increase in inventories                                             (109)             (312)
     Change in payables and accrued liabilities                          (742)              240
     Decrease in other liabilities                                       (133)             (436)
     Other                                                               (184)              (75)
                                                                       --------          --------
                                                                        2,456             2,520
                                                                       --------          --------
INVESTING ACTIVITIES
     Capital expenditures                                              (1,475)           (1,325)
     Proceeds from asset sales and retirements                            326               292
     Acquisitions                                                        (144)             (631)
     Change in investment securities                                     (296)              174
                                                                       --------          --------
                                                                       (1,589)           (1,490)
                                                                       --------          --------
FINANCING ACTIVITIES
     Dividends to shareholders                                           (902)             (797)
     Change in short-term debt                                            449              (175)
     Additions to long-term debt                                          329               328
     Reduction of long-term debt                                         (461)             (563)
     Proceeds from stock options                                           74                52
     Purchase of treasury shares                                         (310)              (15)
                                                                       --------          --------
                                                                         (821)           (1,170)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                --------          --------
     AND CASH EQUIVALENTS                                                 (52)               25
                                                                       --------          --------
DECREASE IN CASH AND CASH EQUIVALENTS                                      (6)             (115)
                                                                       --------          --------
Cash and Cash Equivalents, end of period                               $2,022            $2,258
                                                                       ========          ========
SUPPLEMENTAL DISCLOSURE Non-cash transactions:
        Liabilities assumed in acquisitions                                32               512
        Reduction in employee stock ownership plan debt,
             guaranteed by the Company                                     58                53
     Conversion of preferred to common stock                               22                24

The interim financial statements are unaudited, but in the opinion of the Company include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the data.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Worldwide Results of Operations
- -------------------------------
Worldwide net earnings for the quarter ending March 31, 1996 were $760 million, a 20% increase over the same quarter of the prior year net earnings of $631 million. Earnings per share for the quarter were $1.07 compared to $0.88 in the third quarter of the prior year, a 22% increase. Net earnings for the same quarter of the prior year included a $50 million charge related to the earthquake in Kobe, Japan. Excluding that charge, quarterly net earnings and earnings per share increased 12% and 13%, respectively.

Worldwide third quarter net sales were $8.59 billion for the quarter, a 3% increase over the same quarter of the prior year, on comparable unit volume growth.

Gross margin was 41.5% for the current quarter versus 41.2% for the same quarter of the prior year. Operating margin for the quarter was 13.9%, an improvement over 12.8% for the same quarter of the prior year. The improvement reflects continued efforts to improve efficiencies and simplify operations, resulting in lower costs to complement unit volume growth.

For the nine months ended March 31, 1996, worldwide net earnings were $2.49 billion or $3.52 per share, an increase of 15% over the same period of the prior year. Worldwide net sales fiscal year-to-date increased 7% to $26.70 billion, on comparable unit volume growth.

North America
- -------------
North America achieved 4% unit volume growth and 6% sales growth for the quarter versus a strong year-ago period. Positive pricing impacts and lower costs drove the region's 19% net earnings growth. The Laundry and Cleaning segment led the region's unit volume growth, with progress across substantially all categories. The Paper business achieved particularly strong net earnings results on important unit volume growth, with the diaper and feminine protection categories contributing double-digit unit volume increases. Food and Beverage contributed to the earnings growth with moderate volume increases and reduced green coffee bean prices. Despite flat volume, earnings in Beauty Care increased as a result of product mix and cost control efforts. The regional Health Care business was negatively impacted by competitive activity in the OTC health care categories, resulting in the segment's year-to-year decline in sales and net earnings.

For the July-March period, the North America region increased sales 7%, on unit volume growth of 6%. Net earnings improved 12% over the prior year period.

Europe
- ------
Third quarter unit volume for Europe, Middle East and Africa was flat, primarily due to the transition to value pricing in key Western European markets. This strategy to deliver better value to consumers was introduced several years ago in the United States and improved long-term results. Developing markets like Eastern Europe continued to generate excellent unit volume growth versus the same period of the prior year. The region's sales and earnings were at about the same level as the prior year due to the combined effects of pricing and a strong prior year performance.

For the July-March period, unit volume in Europe, Middle East and Africa grew 6%, which, when combined with favorable exchange rates, drove 9% sales growth. Excellent cost reduction results helped the region achieve 15% net earnings growth for the nine months to date.

Asia
- ----
Asia unit volume growth in the quarter remained strong, up 16% over the same period of the prior year. Sales growth was 4%, due primarily to lower pricing and unfavorable exchange rates in Japan. Exchange rates contributed a 5% decline across the region. Quarterly net earnings increased 11%, reflecting favorable mix effects and improved costs on certain key brands. China and the Philippines led the region with double-digit unit volume increases and improved earnings contribution.

For the nine months ended March 31, 1996, Asia unit volume grew 18%, with a sales increase of 7%. Net earnings increased by 9% over the prior year.

Latin America
- -------------
Unit volume for the Latin America region declined 5% in the quarter, as strong unit volume results in Brazil, Argentina and Venezuela were offset by market softening and an unusually strong year ago comparison in Mexico. Unfavorable exchange rate movements in the region contributed to a sales and net earnings decline of 4% for the quarter, despite continued cost control efforts in the region.

For the July-March period, unit volume grew 3% in the Latin America region. Sales and net earnings were down 4%, as unfavorable exchange rates and the impact of the recession in Mexico affected results.

Restructuring Reserve Status
- ----------------------------
In the year ending June 30, 1993, a reserve of $2.40 billion was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separation-related costs (86% of the total).

The following information relates to the June 1993 reserve (in million of dollars pre-tax):

                                      Original        Balance        July-March        Balance
                                      Reserve         6/30/95          Charges         3/31/96
                                      --------        -------        ----------        -------
Separation-related costs<F1>          $  965          $  369         $  105            $  264
Disposals of Fixed Assets              1,109             597            143               454
Other<F2>                                328             194             27               167
                                      --------        --------       ----------        --------
                                      $2,402          $1,160         $  275            $  885
                                      ========        ========       ==========        ========

<F1>   Includes separation allowances and related benefits, out placement services, and personnel relocation costs
<F2>   Including closing, environmental remediation and contract termination costs for sites shut down or divested, offset by proceeds from asset sales. No cost element within this category exceeds 5% of the total reserve.

                                                   -6-


Execution of the restructuring program continues to be on track, and the cost of completing it is expected to approximate the original estimates. As anticipated, charges for the disposal of fixed assets will lag behind spending for separation related programs. Over 80% of the sites and production modules to be closed have been announced in order to provide advance notice to the employees.

Benefits continue to be obtained from the restructuring program. With estimated incremental savings of approximately $30 million after-tax for the January-March quarter, cumulative restructuring savings have exceeded the $500 million after-tax objective established in June 1993. The Company continues to believe that cumulative restructuring savings will exceed the original estimate by approximately 20%. Restructuring savings are estimated gross savings, which have been offset to some degree by lower pricing and other actions to build the business.


PART II.  OTHER INFORMATION

Item 5.   Other Information

          On May 9, 1996, P&G settled its derivatives lawsuit against Bankers Trust. As a result of the settlement, the remaining reserve, which was originally established in March 1994, will be reversed, positively impacting fourth quarter pre-tax earnings by approximately $120 million.

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

          (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

          (11)     Computation of Earnings per Share

          (12)     Computation of Ratio of Earnings to Fixed Charges

          (27)     Financial Data Schedule

          (99)     Press Release - Litigation Settlement

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






THE PROCTER & GAMBLE COMPANY


E. H. EATON
- --------------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  May 10, 1996

                                              EXHIBIT INDEX

Exhibit No.                                                      Page No.


 (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual
          Report on Form 10-K for the year ended June 30, 1993)

 (3-2)    Regulations (Incorporated by reference to Exhibit
          (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

 (11)     Computation of Earnings per Share                        10

 (12)     Computation of Ratio of Earnings to Fixed Charges        11

 (27)     Financial Data Schedule                                  12

 (99)     Press Release - Litigation Settlement                    13