Form 10-K
period 1996-06-30
PROCTER & GAMBLE CO
filed 1996-09-11
CIK 80424

THE PROCTER & GAMBLE COMPANY
                                AND SUBSIDIARIES
                              ====================
















                           ANNUAL REPORT ON FORM 10-K
                                     TO THE
                       SECURITIES AND EXCHANGE COMMISSION
                                     FOR THE
                            YEAR ENDED JUNE 30, 1996

                   ******************************************



















                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                -------------------------------------------------

           ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 1996      Commission File No. 1-434
            --------------------------------------------------------
                        THE PROCTER & GAMBLE COMPANY One
                 Procter & Gamble Plaza, Cincinnati, Ohio 45202
                            Telephone (513) 983-1100
                   IRS Employer Identification No. 31-0411980
                          State of Incorporation: Ohio
            --------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each Exchange on which registered
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
                                      ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             -----------

There were 684,717,750 shares of Common Stock outstanding as of August 9, 1996. The aggregate market value of the voting stock held by non-affiliates amounted to $65 billion on August 9, 1996.

                       Documents Incorporated By Reference
                      ------------------------------------
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Part I and Part II of this report.

Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.










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

         Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 1-4, and Building Leadership Brands, which appears on pages 5-15 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

                  Financial Information About Industry Segments
                  ---------------------------------------------
         The Company's products fall into five business segments: Laundry and Cleaning, Paper, Beauty Care, Food and Beverage, and Health Care.

         Additional information required by this item is incorporated herein by reference to Note 11 Segment Information, which appears on pages 40 and 41, and Financial Review, which appears on pages 20-27 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

                        Narrative Description of Business
                        ---------------------------------
         The Company's business, represented by the aggregate of its Laundry and Cleaning, Paper, Beauty Care, Food and Beverage, and Health Care segments, is essentially homogeneous. For the most part, the factors necessary for an understanding of these five segments are essentially identical. The markets in which the Company's products are sold are highly competitive. The products of the Company's business segments compete with many large and small companies, and there is no dominant competitor or competitors. Advertising is used in conjunction with an extensive sales force because the Company believes this combination provides the most efficient method of marketing these types of products. Product quality, performance, value and packaging are also important competitive factors. Most of the Company's products in each of its segments are distributed through grocery stores and other retail outlets.

         The Laundry category and Diaper category constitute approximately 21% and 13% of consolidated fiscal 1996 sales, respectively. These categories constituted approximately the same percentages of consolidated sales in the preceding two fiscal years. The creation of new products and the development of new performance benefits for consumers on the Company's existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

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

         Expenditures in fiscal year 1996 for compliance with Federal, State and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 1997.

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

         The Company has approximately 103,000 employees.

         The Company provides an Employee Stock Ownership Plan ("ESOP") which is part of The Procter & Gamble Profit Sharing Trust and Employee Stock Ownership Plan. Convertible preferred stock of the Company and other assets owned by the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued certain debt securities to the public. The Company has guaranteed payment of principal and interest on these debt securities. Holders of these debt securities have no recourse against the assets of the ESOP Trust except with respect to cash contributions made by the Company to the ESOP Trust, and earnings attributable to such contributions. Such cash contributions are made by the Company only to the extent that dividends on the convertible preferred stock are inadequate to fund repayment of the debt securities. Any such contributions and subsequent payments to holders are made on a same-day basis and such contributions would therefore not be held by the ESOP Trust unless there was a default in payment on the debt securities by the ESOP Trust after having received such contributions from the Company. Such a default is not likely to occur and therefore there is little likelihood that there would be assets available to satisfy the claims of any holders of the debt securities. A summary description of the liabilities of the ESOP Trust and of the dividends paid by the Company on the convertible preferred stock and cash payments from the Company to the ESOP Trust for the three years ended June 30, 1996 are incorporated by reference to Note 7 Postretirement Benefits and Note 8 Employee Stock Ownership Plan, which appear on pages 38-39 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

         Additional information required by this item is incorporated herein by reference to Note 11 Segment Information, which appears on pages 40 and 41, the Financial Highlights, which appear on page 42, and Financial Review, which appears on pages 20-27 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

           Financial Information About Foreign and Domestic Operations
           -----------------------------------------------------------
         The information required by this item is incorporated herein by reference to Note 11 Segment Information, which appears on pages 40 and 41, and Financial Review, which appears on pages 20-27 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

Item 2.  Properties.
         -----------
         In the United States, the Company owns and operates manufacturing facilities at 36 locations in 20 states. In addition, it owns and operates 90 manufacturing facilities in 43 other countries. Laundry and Cleaning products are produced at 40 of these locations; Paper products at 39; Health Care products at 30; Beauty Care products at 52; and Food and Beverage products at
12. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3.  Legal Proceedings.
         ------------------
         The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at June 30, 1996 representing the Company's probable future costs that can be reasonably estimated was $10 million.

         The Company is also involved in certain other environmental proceedings. No such proceeding is expected to result in material monetary or other sanctions being imposed by any governmental entity, or in other material liabilities. However, the Company has agreed to participate in the Toxic Substances Control Act ("TSCA") Section 8(e) Compliance Audit Program of the United States Environmental Protection Agency ("EPA"). As a participant, the Company has agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8(e) of TSCA and to pay stipulated penalties for each report submitted under this program. It is anticipated that the Company's liability under the Program will be $1,000,000. No administrative proceeding is pending; however the Company anticipates being required to enter an Administrative Order on Consent pursuant to this Program in late calendar year 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         Not applicable.


                      Executive Officers of the Registrant
                      ------------------------------------

         The names, ages and positions held by the executive officers of the Company on August 9, 1996 are:

                                                                      Elected to
                                                                      Present
     Name                           Position                    Age   Position
- ------------------          -------------------------------     ---   ----------
John E. Pepper              Chairman of the Board and           58      1995
                            Chief Executive.
                            Director since June 12, 1984.

Durk I. Jager               President and Chief Operating       53      1995
                            Officer.
                            Director since December 12, 1989.

Wolfgang C. Berndt          Executive Vice President.           53      1995

Harald Einsmann             Executive Vice President.           62      1995
                            Director since June 10, 1991.

Alan G. Lafley              Executive Vice President.           49      1995

Jorge P. Montoya            Executive Vice President.           50      1995

Benjamin L. Bethell         Senior Vice President.              56      1991

Robert T. Blanchard         Group Vice President.               51      1991

Gordon F. Brunner           Senior Vice President.              57      1987
                            Director since March 1, 1991.

Bruce L. Byrnes             Group Vice President.               48      1991

R. Kerry Clark              Group Vice President.               44      1995

Larry G. Dare               Group Vice President.               56      1990

Stephen P. Donovan, Jr.     Group Vice President.               55      1986

Todd A. Garrett             Group Vice President.               54      1995

Jacobus Groot               Group Vice President.               45      1995

James J. Johnson            Senior Vice President               49      1992
                            and General Counsel.

Jeffrey D. Jones            Group Vice President.               43      1992

Mark D. Ketchum             Group Vice President.               46      1996

Fuad O. Kuraytim            Group Vice President.               55      1995

Gary T. Martin              Senior Vice President.              51      1991

Claude L. Meyer             Group Vice President.               53      1995

Lawrence D. Milligan        Senior Vice President.              60      1990

Erik G. Nelson              Senior Vice President.              56      1993

John O'Keeffe               Group Vice President.               46      1995

Herbert Schmitz             Group Vice President.               59      1995

Robert L. Wehling           Senior Vice President.              57      1994

Edwin H. Eaton, Jr.         Vice President and Comptroller.     57      1987

All of the above Executive officers are members of the Executive Committee of The Procter & Gamble Company and have been employed by the Company over five years.


                                     PART II
                                     -------

Item 5.  Market for the Common Stock and Related Stockholder Matters
         -----------------------------------------------------------
         The information required by this item is incorporated by reference to the Shareholder Information, which appears on page 43 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

Item 6.  Selected Financial Data
         -----------------------
         The information required by this item is incorporated by reference to the Financial Highlights, which appear on page 42 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------
         The information required by this item is incorporated by reference to Financial Review, which appears on pages 20-27, Note 10 Commitments and Contingencies, which appears on page 40, and Note 11 Segment Information, which appears on pages 40 and 41 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

Item 8.  Financial Statements and Supplemental Data
         ------------------------------------------
         The financial statements and supplemental data are incorporated by reference to pages 28-42 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------
         Not applicable.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
          --------------------------------
         The information required by this item is incorporated by reference to pages 3-7 and 21 of the proxy statement filed since the close of the fiscal year ended June 30, 1996, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11.  Executive Compensation
          ----------------------
         The information required by this item is incorporated by reference to pages 9-16 of the proxy statement filed since the close of the fiscal year ended June 30, 1996, pursuant to Regulation 14A which involved the election of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
         The information required by this item is incorporated by reference to pages 18-20 of the proxy statement filed since the close of the fiscal year ended June 30, 1996, pursuant to Regulation 14A which involved the election of directors.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
         The information required by this item is incorporated by reference to page 21 of the proxy statement filed since the close of the fiscal year ended June 30, 1996, pursuant to Regulation 14A which involved the election of directors.


                                     PART IV
                                  ------------
Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------

             A.   1.  Financial Statements:

                      The following consolidated financial statements of The Procter & Gamble Company and subsidiaries and the report of independent accountants are incorporated by reference in Part II, Item 8.

                         -  Report of independent accountants

                         - Consolidated statements of earnings -- for years ended June 30, 1996, 1995 and 1994

                         - Consolidated balance sheets -- as of June 30, 1996 and 1995

                         - Consolidated statements of shareholders' equity -- for years ended June 30, 1996, 1995 and 1994

                         - Consolidated statements of cash flows -- for years ended June 30, 1996, 1995 and 1994

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
                                          Directors' Stock Plan which was
                                          adopted by the shareholders at the
                                          annual meeting on October 11, 1994
                                          and which was amended on January 10,
                                          1995, by the Board of Directors, and
                                          ratified by the shareholders at the
                                          annual meeting on October 10, 1995
                                          (Incorporated by reference to Appendix
                                          A of the proxy statement filed
                                          September 1, 1995 since the close of
                                          the fiscal year ended June 30, 1995).

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

                              (10-10) --  The Procter & Gamble Executive Group
                                          Life Insurance Policy (Additional
                                          Policy).

                      Exhibit (11)    --  Computation of earnings per share.

                      Exhibit (12)    --  Computation of ratio of earnings to
                                          fixed charges.

                      Exhibit (13)    --  Annual Report to Shareholders.
                                          (Pages 1-15 and 20-43)

                      Exhibit (21)    --  Subsidiaries of the registrant.

                      Exhibit (23)    --  Consent of Deloitte & Touche LLP.

                      Exhibit (27)    --  Financial Data Schedule.

                      Exhibit (99-1)  --  Directors and Officers Liability
                                          Policy (Incorporated by reference
                                          to Exhibit 99-1 of the Company's
                                          Annual Report on Form 10-K for the
                                          year ended June 30, 1995) (the
                                          "Policy Period" has been extended to
                                          6/30/99).

                              (99-2)  --  Directors and Officers (First) Excess
                                          Liability Policy (Incorporated by
                                          reference to Exhibit 99-2 of the
                                          Company's Annual Report on Form 10-K
                                          for the year ended June 30, 1995)
                                          (the "Policy Period" has been
                                          extended to 6/30/97).

                              (99-3)  --  Directors and Officers (Second)
                                          Excess Liability Policy (Incorporated
                                          by reference to Exhibit 99-3 of the
                                          Company's Annual Report on Form 10-K
                                          for the year ended June 30, 1995)
                                          (the "Policy Period" has been
                                          extended to 6/30/97).

                              (99-4)  --  Directors and Officers (Third) Excess
                                          Liability Policy (Incorporated by
                                          reference to Exhibit 99-4 of the
                                          Company's Annual Report on Form 10-K
                                          for the year ended June 30, 1995)
                                          (the "Policy Period" has been extended
                                          to 6/30/97).

                              (99-5)  --  Directors and Officers (Fourth) Excess
                                          Liability Policy (Incorporated by
                                          reference to Exhibit 99-5 of the
                                          Company's Annual Report on Form 10-K
                                          for the year ended June 30, 1995)
                                          (the "Policy Period" has been extended
                                          to 6/30/97).

                              (99-6)  --  Fiduciary Responsibility Insurance
                                          Policy (Incorporated by reference
                                          to Exhibit 99-6 of the Company's
                                          Annual Report on Form 10-K for the
                                          year ended June 30, 1995) (the
                                          "Policy Period" has been extended to
                                          6/30/97).

                      The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201

             B.   Reports on Form 8-K:

                  None.




                                   SIGNATURES
                               ------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

                          THE PROCTER & GAMBLE COMPANY

                          By  JOHN E. PEPPER
                          ----------------------------------
                              John E. Pepper
                          Chairman of the Board and Chief Executive

September 10, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                    Title                                 Date
     ---------                    -----                                 ----

    JOHN E. PEPPER          Chairman of the Board and                       |
- -----------------------     Chief Executive and Director                    |
    (John E. Pepper)        (Principal Executive Officer)                   |
                                                                            |
    ERIK G. NELSON          Senior Vice President                           |
- -----------------------     (Principal Financial Officer)                   |
    (Erik G. Nelson)                                                        |
                                                                            |
    EDWIN H. EATON, JR.     Vice President and Comptroller                  |
- -----------------------     (Principal Accounting Officer)                  |
    (Edwin H. Eaton, Jr.)                                   September 10, 1996
                                                                            |
    EDWIN L. ARTZT                                                          |
- -----------------------     Director                                        |
    (Edwin L. Artzt)                                                        |
                                                                            |
    NORMAN R. AUGUSTINE                                                     |
- -----------------------     Director                                        |
    (Norman R. Augustine)                                                   |
                                                                            |
    DONALD R. BEALL                                                         |
- -----------------------     Director                                        |
    (Donald R. Beall)                                                       |
                                                                            |
    GORDON F. BRUNNER                                                       |
- -----------------------     Director                                        |
      (Gordon F. Brunner)                                                   |
                                                                            |
    RICHARD B. CHENEY                                                       |
- -----------------------     Director                                        |
    (Richard B. Cheney)                                                     |
                                                                            |
    HARALD EINSMANN                                                         |
- -----------------------     Director                                        |
    (Harald Einsmann)                                                       |
                                                                            |
                                                                            |
- -----------------------     Director                                        |
    (Richard J. Ferris)                                                     |
                                                                            |
                                                                            |
- -----------------------     Director                        September 10, 1996
    (Joseph T. Gorman)                                                      |
                                                                            |
    DURK I. JAGER                                                           |
- -----------------------     Director                                        |
    (Durk I. Jager)                                                         |
                                                                            |
    CHARLES R. LEE                                                          |
- -----------------------     Director                                        |
    (Charles R. Lee)                                                        |
                                                                            |
    LYNN M. MARTIN                                                          |
- -----------------------     Director                                        |
    (Lynn M. Martin)                                                        |
                                                                            |
    JOHN C. SAWHILL                                                         |
- -----------------------     Director                                        |
    (John C. Sawhill)                                                       |
                                                                            |
    JOHN F. SMITH, JR.                                                      |
- -----------------------     Director                                        |
    (John F. Smith, Jr.)                                                    |
                                                                            |
    RALPH SNYDERMAN                                                         |
- -----------------------     Director                                        |
    (Ralph Snyderman)                                                       |
                                                                            |
    ROBERT D. STOREY                                                        |
- -----------------------     Director                                        |
    (Robert D. Storey)                                                      |
                                                                            |
- -----------------------     Director                                        |
    (Marina v.N. Whitman)                                                   |











                                  EXHIBIT INDEX
                                  -------------


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
                              Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by Reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended
                              June 30, 1993).

                   (10-8)  -- The Procter & Gamble 1993 Non-Employee Directors'
                              Stock Plan which was adopted by the shareholders at the annual meeting on October 11, 1994 and which was amended on January 10, 1995, by the Board of Directors, and ratified by the shareholders at the annual meeting on October 10, 1995 (Incorporated by reference to Appendix A of the proxy statement filed September 1, 1995 since the close of the fiscal year ended June 30, 1995).

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

                   (10-10) -- The Procter & Gamble Executive Group Life
                              Insurance Policy (Additional Policy)

         Exhibit   (11)    -- Computation of earnings per share.

         Exhibit   (12)    -- Computation of ratio of earnings to fixed charges.

         Exhibit   (13)    -- Annual Report to Shareholders.
                              (Pages 1-15 and 20-43)

         Exhibit   (21)    -- Subsidiaries of the registrant.

         Exhibit   (23)    -- Consent of Deloitte & Touche LLP.

         Exhibit   (27)    -- Financial Data Schedule.

         Exhibit   (99-1)  -- Directors and Officers Liability Policy
                              (Incorporated by reference to Exhibit 99-1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/99).

                   (99-2)  -- Directors and Officers (First) Excess Liability
                              Policy (Incorporated by reference to Exhibit 99-2 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/97).

                   (99-3)  -- Directors and Officers (Second) Excess Liability
                              Policy (Incorporated by reference to Exhibit 99-3 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/97).

                   (99-4)  -- Directors and Officers (Third) Excess Liability
                              Policy (Incorporated by reference to Exhibit 99-4 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/97).

                   (99-5)  -- Directors and Officers (Fourth) Excess Liability
                              Policy (Incorporated by reference to Exhibit 99-5 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/97).

                   (99-6)  -- Fiduciary Responsibility Insurance Policy
                              (Incorporated by reference to Exhibit 99-6 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/97).