Form 10-Q
period 1996-09-30
PROCTER & GAMBLE CO
filed 1996-11-13
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1996
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


                                                       Yes   X         No    .


There were 681,966,608 shares of Common Stock outstanding as of October 18, 1996.




PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 1996 and 1995, the Consolidated Balance Sheets as of September 30, 1996 and June 30, 1996, and the Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim period reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


Amounts in Millions Except Per Share Amounts
                                                            Three Months Ended September 30
                                                                1996              1995
                                                              --------          --------
NET SALES                                                     $8,903            $9,027
      Cost of products sold                                    5,002             5,211
      Marketing, research, and administrative expenses         2,354             2,381
                                                              --------          --------
OPERATING INCOME                                               1,547             1,435
      Interest expense                                           112               123
      Other income, net                                           56                62
                                                              --------          --------
EARNINGS BEFORE INCOME TAXES                                   1,491             1,374
      Income taxes                                               512               478
                                                              --------          --------
NET EARNINGS                                                  $  979            $  896
                                                              ========          ========

NET EARNINGS PER COMMON SHARE                                 $ 1.39            $ 1.27

FULLY DILUTED NET EARNINGS
    PER COMMON SHARE                                          $ 1.30            $ 1.18

DIVIDENDS PER COMMON SHARE                                    $  .45            $  .40

AVERAGE COMMON SHARES OUTSTANDING                              683.8             686.6




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
Amounts in Millions
                                                                September 30             June 30
                                    ASSETS                          1996                  1996
                                                                  ---------             ---------
CURRENT ASSETS
     Cash and cash equivalents                                    $ 2,595               $ 2,074
     Investment securities                                            462                   446
     Accounts receivable                                            2,848                 2,841
     Inventories
        Materials and supplies                                      1,247                 1,254
        Work in process                                               247                   210
        Finished goods                                              1,739                 1,666
     Deferred income taxes                                            774                   598
     Prepaid expenses and other current assets                      1,348                 1,718
                                                                  ----------            ----------
TOTAL CURRENT ASSETS                                               11,260                10,807
                                                                  ----------            ----------
PROPERTY, PLANT, AND EQUIPMENT                                     18,392                18,112
LESS ACCUMULATED DEPRECIATION                                       7,216                 6,994
                                                                  ----------            ----------
TOTAL PROPERTY, PLANT, AND EQUIPMENT                               11,176                11,118
                                                                  ----------            ----------
GOODWILL AND OTHER INTANGIBLE ASSETS                                4,231                 4,281
OTHER NON-CURRENT ASSETS                                            1,497                 1,524
                                                                  ----------            ----------
     TOTAL ASSETS                                                 $28,164               $27,730
                                                                  ==========            ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accruals                                $ 6,867               $ 6,709
     Debt due within one year                                       1,101                 1,116
                                                                  ----------            ----------
TOTAL CURRENT LIABILITIES                                           7,968                 7,825
                                                                  ----------            ----------
LONG-TERM DEBT                                                      4,629                 4,670

DEFERRED INCOME TAXES                                                 663                   638

OTHER NON-CURRENT LIABILITIES                                       2,892                 2,875

SHAREHOLDERS' EQUITY
     Preferred stock                                                1,879                 1,886
     Common stock-shares outstanding-Sept. 30  681.9                  682                   686
                                    -June 30   685.6
     Additional paid-in capital                                       918                   862
     Currency translation adjustments                                (430)                 (418)
     Reserve for ESOP debt retirement                              (1,645)               (1,676)
     Retained earnings                                             10,608                10,382
                                                                  ----------            ----------
TOTAL SHAREHOLDERS' EQUITY                                         12,012                11,722
                                                                  ----------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $28,164               $27,730
                                                                  ==========            ==========




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Millions                                               Three Months Ended September 30
                                                                         1996            1995
                                                                      --------         --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          $2,074           $2,028

OPERATING ACTIVITIES
     Net earnings                                                        979              896
     Depreciation and amortization                                       329              323
     Deferred income taxes                                              (109)              89
     Increase in accounts receivable                                      (8)            (443)
     Increase in inventories                                            (111)            (184)
     Decrease in accounts payable                                       (566)            (513)
     Change in other operating assets and liabilities                    904              157
     Other                                                                25               12
                                                                      --------         --------
TOTAL OPERATING ACTIVITIES                                             1,443              337
                                                                      --------         --------
INVESTING ACTIVITIES
     Capital expenditures                                               (400)            (435)
     Proceeds from asset sales                                           239               68
     Acquisitions                                                        (10)             (71)
     Change in investment securities                                       5             (252)
                                                                      --------         --------
TOTAL INVESTING ACTIVITIES                                              (166)            (690)
                                                                      --------         --------
FINANCING ACTIVITIES
     Dividends to shareholders                                          (334)            (301)
     Change in short-term debt                                            (9)             484
     Additions to long-term debt                                          11               33
     Reduction of long-term debt                                         (16)            (242)
     Proceeds from stock options                                          21               15
     Treasury purchases                                                 (424)             (65)
                                                                      --------         --------
TOTAL FINANCING ACTIVITIES                                              (751)             (76)
                                                                      --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                 (5)             (10)
                                                                      --------         --------
CHANGE IN CASH AND CASH EQUIVALENTS                                      521             (439)
                                                                      --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $2,595           $1,589
                                                                      ========         ========




Item 2.  Management's Discussion and Analysis

Results of Operations -- First Quarter Fiscal 1997 Compared with First Quarter Fiscal 1996

Worldwide net earnings for the first quarter of fiscal year 1997 were $979 million or $1.39 per share. This represents a 9% increase over prior year first quarter earnings of $896 million or $1.27 per share.

Sales for the quarter were $8.9 billion, down 1% compared to prior year first quarter sales of $9.0 billion. Worldwide unit volume grew 1% from the first quarter a year ago. The difference between the sales and unit volume trends was largely due to weaker currencies. Excluding the effect of unfavorable exchange rates, particularly in Japan and Germany, sales increased consistent with unit volume growth.

The company's results were affected by competitive pressures in Japan and difficult economic conditions in Latin America. In addition, the further roll-out of the Efficient Consumer Response program (ECR) within Europe and Asia impacted results. Specifically, the initial roll-out resulted in a reduction of trade inventories, slowing growth in the affected markets. When implemented several years ago in the United States, this program resulted in negative short-term business effects, but yielded stronger consumer loyalty and improved profit margins longer term.

Gross margin was 43.8% for the current quarter, compared to 42.3% in the first quarter of the prior year and 41.2% for the full fiscal year ended June 30, 1996. Operating margin was 17.4% compared with 15.9% in the prior first quarter and 13.6% for the prior fiscal year, reflecting continued improvement in gross margin, efforts to improve efficiencies, and simplify operations, resulting in lower costs.

North America
------------------

Net sales for the North America region increased 1% compared with the same quarter a year ago, on a 2% unit volume increase. The sales and volume growth in the quarter was affected by capacity constraints on certain key categories, such as tissue and towel. Earnings for the region grew 9%, reflecting broad-based margin growth from improved pricing and costs.

The region's unit volume growth was led by the laundry and cleaning business, with particularly strong growth in the laundry and fabric conditioners categories. The paper business increased unit volume over a strong base period, despite capacity constraints in the tissue and towel category, where volume declined slightly due to reduced merchandising efforts pending planned capacity additions. This impact was offset primarily by the effect of acquisitions, as well as growth in the diapers and feminine hygiene categories. Importantly, earnings in this business led the region's growth, with improved pricing actions. The beauty care business also increased unit volume on the strength of the hair care category, as well as excellent growth in deodorants. Food and beverage increased unit volume, when adjusted for the effect of acquisitions and divestitures, as strength in the peanut butter and snack categories was moderated by softness in baking mixes and shortening and oils. Unit volume in the health care business was about flat, excluding the prior year divestiture of the Company's share of a joint venture. Oral care volume was up, but the effect was more than offset by the decline in respiratory care volume. The health care business also impacted the region's earnings growth, reflecting the volume softness in certain categories, as well as the increased investment to reestablish oral care growth.

Europe, Middle East and Africa
-------------------------------------

Sales in Europe, Middle East and Africa declined 1%, as unfavorable exchange rates, which reduced sales by 2%, combined with lower pricing related to ECR. Unit volume increased 5%, to a new record level. Net earnings increased 13% over the first quarter of last year, reflecting the solid volume progress and the margin improvement impact of lower costs.

Central and Eastern Europe led the region's unit volume growth, increasing shipments by nearly 50%, primarily on the strength of the laundry and cleaning business. The Middle East and Africa region also had double-digit unit volume growth, while the remainder of the region was fairly flat, due to the impacts of expanding ECR.

Asia
-----

First quarter results of the Asia region were impacted by the competitive environment in Japan and exchange rate effects. Sales declined 14%, including 9% related to unfavorable exchange rate movements. Unit volume was down 9%, largely due to the Japan situation and the impact of ECR-related trade inventory reductions. Additionally, China's unit volume growth was below recent levels, as trade inventories were adjusted in response to price increases taken earlier in the quarter. The Company's market share position remains strong, and unit volume in China is expected to rebound in the second quarter. Net earnings in Asia were down 10%, consistent with the sales trend in region.

Latin America
-----------------

Sales in Latin America were down 1% in the first quarter, as pricing policies designed to address inflation and devaluation trends helped offset volume softness. Unit volume in the quarter was down 6%, reflecting declining markets due to slow economic recovery in key markets. Net earnings increased 11% on improved margins, largely reflecting the pricing actions.


RESTRUCTURING RESERVE STATUS
-------------------------------------

In the year ended June 30, 1993, a reserve of $2.4 billion was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separations. The balance of the reserve at September 30, 1996 was $610 million, with approximately half of the balance representing planned fixed asset disposals, all of which have been announced.

The restructuring program is expected to be substantially completed during the current fiscal year. Based on current management estimates, the cost of the program is expected to approximate the original estimate, although certain immaterial reclassifications have been made within the elements of the reserve.




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As first reported in the Company's Annual Report on Form 10-K for the period ended June 30, 1993, the Company agreed to participate in the Toxic Substances Control Act ("TSCA") Section 8(e) Compliance Audit Program of the United States Environmental Protection Agency ("EPA"). As a participant, the Company agreed to audit its files for materials which under current EPA guidelines would be subject to notification under Section 8(e) of TSCA and to pay stipulated penalties for each report submitted under this program. Pursuant to a Consent Order dated October 3, 1996, the Company paid a $1,000,000 civil penalty to settle this matter.

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 1996 Annual Meeting of Shareholders held on October 8, 1996, the following actions were taken:

The following Directors were elected for terms of office expiring in 1999:

                                      Votes                          Broker
                       Votes For     Withheld      Abstentions*    Non-Votes*

--------------------------------------------------------------------------
Donald R. Beall        615,643,696    8,090,616          N/A        N/A
Gordon F. Brunner      614,726,954    9,007,358          N/A        N/A
Richard B. Cheney      615,218,839    8,515,473          N/A        N/A
Harald Einsmann        614,933,806    8,800,506          N/A        N/A
Durk I. Jager          613,506,451   10,227,861          N/A        N/A
Charles R. Lee         615,788,146    7,946,166          N/A        N/A

* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 1997, was approved by the shareholders. The shareholders cast 617,921,161 votes in favor of this proposal and 3,355,861 votes against. There were 2,457,290 abstentions.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal sought to reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 168,678,826 votes in favor of the resolution and 372,169,835 against. There were 8,923,917 abstentions and 73,961,734 broker non-votes.




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

        (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        (11)     Computation of Earnings per Share

        (12)     Computation of Ratio of Earnings to Fixed Charges

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


/S/E. H. EATON
------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  November 8, 1996





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