Form 10-Q
period 1996-12-31
PROCTER & GAMBLE CO
filed 1997-02-11
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended December 31, 1996 Commission file number 1-434


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



                                                       Yes   X         No    .


There were 679,464,805 shares of Common Stock outstanding as of January 24, 1997.


















PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 1996 and 1995, the Consolidated Balance Sheets as of December 31, 1996 and June 30, 1996, and the Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and 1995 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim period reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
Millions of Dollars Except Per Share Amounts
                                                     Three Months Ended              Six Months Ended
                                                          December 31                   December 31
                                                        1996         1995            1996         1995
                                                        -------      -------         --------     --------
NET SALES                                               $9,142       $9,090          $18,045      $18,117
      Cost of products sold                              5,068        5,265           10,070       10,476
      Marketing, research, and
         administrative expenses                         2,553        2,473            4,907        4,854
                                                        --------     --------        ---------    ---------
OPERATING INCOME                                         1,521        1,352            3,068        2,787
      Interest expense                                     134          123              246          246
      Other income, net                                     45           52              101          114
                                                        --------     --------        ---------    ---------
EARNINGS BEFORE INCOME TAXES                             1,432        1,281            2,923        2,655
      Income taxes                                         488          445            1,000          923
                                                        --------     --------        ---------    ---------
NET EARNINGS                                            $  944       $  836            1,923      $ 1,732
                                                        ========     ========        =========    =========
PER COMMON SHARE:
      Net earnings                                      $ 1.35       $ 1.18          $  2.74      $  2.45
      Net earnings assuming full dilution               $ 1.26       $ 1.11          $  2.56      $  2.29
      Dividends                                         $  .45      $   .40          $   .90      $   .80

AVERAGE COMMON SHARES OUTSTANDING                                                      682.2        686.5












                                   THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                                     CONDENSED
                                            CONSOLIDATED BALANCE SHEET
Amounts in Millions
                                                                December 31           June 30
                                                                   1996                 1996
                                       ASSETS                   ---------             ---------
CURRENT ASSETS
     Cash and cash equivalents                                  $ 2,189               $ 2,074
     Investment securities                                          532                   446
     Accounts receivable                                          2,928                 2,841
     Inventories
        Materials and supplies                                    1,257                 1,254
        Work in process                                             279                   210
        Finished products                                         1,691                 1,666
     Deferred income taxes                                          764                   598
     Prepaid expenses and other current assets                    1,481                 1,718
                                                                ---------             ---------
TOTAL CURRENT ASSETS                                             11,121                10,807
                                                                ---------             ---------
PROPERTY, PLANT, AND EQUIPMENT                                   18,641                18,112
LESS ACCUMULATED DEPRECIATION                                     7,371                 6,994
                                                                ---------             ---------
TOTAL PROPERTY, PLANT, AND EQUIPMENT                             11,270                11,118
                                                                ---------             ---------
GOODWILL AND OTHER INTANGIBLE ASSETS                              4,203                 4,281
OTHER NON-CURRENT ASSETS                                          1,526                 1,524
                                                                ---------             ---------
     TOTAL ASSETS                                               $28,120               $27,730
                                                                =========             =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accruals                              $ 6,846               $ 6,709
     Debt due within one year                                     1,118                 1,116
                                                                ---------             ---------
TOTAL CURRENT LIABILITIES                                         7,964                 7,825
                                                                ---------             ---------
LONG-TERM DEBT                                                    4,283                 4,670

DEFERRED INCOME TAXES                                               698                   638

OTHER NON-CURRENT LIABILITIES                                     2,864                 2,875

SHAREHOLDERS' EQUITY
     Preferred stock                                              1,874                 1,886
     Common stock-shares outstanding-Dec. 31   679.5                680                   686
                                    -June 30   685.6
     Additional paid-in capital                                     968                   862
     Currency translation adjustments                              (436)                 (418)
     Reserve for ESOP debt retirement                            (1,645)               (1,676)
     Retained earnings                                           10,870                10,382
                                                                ---------             ---------
TOTAL SHAREHOLDERS' EQUITY                                       12,311                11,722
                                                                ---------             ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $28,120               $27,730
                                                                =========             =========




                                       THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                                         CONDENSED
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
Amounts in Millions
                                                                Six Months Ended December 31
                                                                   1996               1995
                                                                   --------          --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       $2,074            $2,028

OPERATING ACTIVITIES
     Net earnings                                                   1,923             1,732
     Depreciation, depletion and amortization                         667               651
     Deferred income taxes                                            (89)              164
     Increase in accounts receivable                                  (83)             (421)
     Increase in inventories                                         (102)             (190)
     Change in accounts payable and accruals                          222              (549)
     Change in other operating assets and liabilities                  74              (531)
     Other                                                             10               269
                                                                   --------          --------
TOTAL OPERATING ACTIVITIES                                          2,622             1,125
                                                                   --------          --------
INVESTING ACTIVITIES
     Capital expenditures                                            (847)             (992)
     Proceeds from asset sales and retirements                        268               239
     Acquisitions                                                    (121)             (147)
     Change in investment securities                                  (82)             (300)
                                                                   --------          --------
TOTAL INVESTING ACTIVITIES                                           (782)           (1,200)
                                                                   --------          --------
FINANCING ACTIVITIES
     Dividends to shareholders                                       (667)             (601)
     Additions to short-term debt                                      23               848
     Additions to long-term debt                                        8                64
     Reduction of long-term debt                                     (350)             (419)
     Proceeds from stock options                                       50                32
     Purchase of treasury shares                                     (776)             (175)
                                                                   --------          --------
TOTAL FINANCING ACTIVITIES                                         (1,712)             (251)
                                                                   --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                             (13)              (34)
                                                                   --------          --------
CHANGE IN CASH AND CASH EQUIVALENTS                                   115              (360)
                                                                   --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $2,189            $1,668
                                                                   ========          ========




Item 2.  Management Discussion and Analysis

Results of Operations
---------------------
Worldwide net earnings for the second quarter of fiscal year 1997 were $944 million, a 13% increase over the same quarter of the prior year. Earnings per share for the quarter were $1.35 per share, a 14% increase over the same quarter of last year. The difference between the net earnings and earnings per share increases was primarily due to the company's stock repurchase program.

Net sales for the quarter were $9.14 billion, up 1% compared to prior year second quarter sales of $9.09 billion. Worldwide unit volume grew 2% from the second quarter a year ago. The difference between the sales and unit volume trends was largely due to weaker currencies in Europe and Asia, primarily Germany and Japan.

For the first six months of the fiscal year, worldwide net earnings were $1.92 billion, an 11% increase over the prior year. Earnings per share were $2.74 per share, a 12% increase over the prior year. Worldwide unit volume for the first six months was up 2% over the prior year, while net sales were stable, primarily reflecting unfavorable exchange rates.

The company's results were impacted by competitive pressures in Japan and difficult economic conditions in Latin America. In addition, the continued roll-out of the Efficient Consumer Response program (ECR) within Europe and Asia has impacted results. Specifically, as ECR is rolled out in new markets, trade inventories are reduced, which negatively impacts short-term growth rate trends. When implemented several years ago in the United States, this program resulted in negative short-term business effects, but yielded stronger consumer loyalty and improved profit margins longer term.

Gross margin was 44.6% for the current quarter, compared to 42.1% in the second quarter of the prior year and 41.2% for the full fiscal year ended June 30, 1996. The key driver of the gross margin improvement has been lower commodity prices, primarily pulp which declined in the latter part of the prior year, and cost reduction programs throughout the company. Operating margin was 16.6% compared to 14.9% in the prior second quarter and 13.6% for the prior fiscal year, reflecting the higher gross margins, partially offset by increased costs related to marketing, research and administrative activities.

North America
-------------
Net sales for the North America region increased 3% compared with the same quarter a year ago, on a 5% unit volume increase. The net sales and unit volume progress was achieved despite capacity constraints in certain key categories, particularly tissue and towel. Net earnings for the region increased 15%, benefiting from lower commodity prices and cost reductions.

The region's volume growth was led by the laundry and cleaning business, specifically, strong growth in the laundry and fabric softener categories. Food and beverage also posted strong volume growth on the strength of the snacks category, which is benefiting from increased capacity, and the coffee category. The paper business also increased total unit volume, despite continued capacity constraints in the tissue and towel categories, due to growth generated from feminine hygiene products. The paper business led the region's earnings growth, primarily due to lower pulp prices, which declined in the latter part of the prior year. Beauty Care increased volumes, led by strong growth in the hair care and deodorants categories. Excluding the impacts of the prior year divestiture of the Company's share of a joint venture, unit volume in the health care business increased modestly due to increased volume in oral care. Importantly, despite the modest unit volume growth, health care's earnings showed significant improvement due to increased licensing activity.

For the first six months of the fiscal year, the North American region had net sales and unit volume growth of 2% and 3%, respectively. Net earnings increased 12% over the same period in the prior year.

Europe, Middle East and Africa
------------------------------
Net sales in Europe, Middle East and Africa for the second quarter were stable, as unfavorable exchange rates and lower pricing offset a 4% increase in volume. Net earnings for the quarter grew 24% compared to the same period a year ago, reflecting the margin improvement impact of lower costs, led by pulp.

Central and Eastern Europe led the region's volume growth, increasing shipments by nearly 40%, with strong gains in most core segments. Middle East and Africa also had double-digit volume growth. Western Europe's unit volume declined slightly.

For the July-December period, the region's net sales declined 1%. Unit volume and net earnings increased 4% and 17% respectively, for the same period.

Asia
----
Second quarter operations in Asia continue to be impacted by the competitive environment in Japan, the impact of the ECR roll-out and exchange rate effects. Sales for the region declined 8% compared to the same quarter of the prior year on a unit volume decline of 7%. Importantly, China's unit volume growth improved over the first quarter. A 5% decline in the region's sales attributable to unfavorable exchange rates was offset by more favorable pricing. Net earnings in Asia for the second quarter increased 12% on improved margins.

Net sales and unit volume for the July-December period declined 10% and 8%, respectively. Net earnings increased 2% over the same period in the prior year.

Latin America
-------------
Net sales in Latin America increased 3% in the second quarter, despite a 3% decline in volume, due to pricing designed to address inflation and devaluation, particularly in Mexico. The unit volume decline was caused by the continued economic difficulties and slow economic recovery in certain key markets. Net earnings for the region increased 35% on improved margins, reflecting both pricing and cost reductions from standardization and simplification efforts.

For the July-December period, net sales and net earnings were up 1% and 24%, respectively. Unit volume was down 5% compared to the same period in the prior year.

Restructuring Reserve Status
----------------------------
In the year ended June 30, 1993, a reserve of $2.4 billion was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separations. The balance of the reserve at December 31, 1996 was approximately $490 million, with approximately half of the balance representing planned fixed asset disposals, all of which have been announced.

The restructuring program is expected to be substantially completed during the current fiscal year. Based on current management estimates, the cost of the program is expected to approximate the original estimate.

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

        (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

        (11)     Computation of Earnings per Share

        (12)     Computation of Ratio of Earnings to Fixed Charges

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

         The Company filed Current Reports on Form 8-K containing information pursuant to Item 9 entitled "Sales of Equity Securities Pursuant to Regulations," dated November 18, 1996, December 3, 1996, December 16, 1996, December 20, 1996, January 7, 1997, January 17, 1997 and
         January 28, 1997 and an Amended Current Report on Form 8-K containing information pursuant to Item 9 entitled "Sales of Equity Securities Pursuant to Regulations," dated December 3, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

E. H. EATON
--------------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  February 11, 1997

















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