Form 10-Q
period 1997-03-31
PROCTER & GAMBLE CO
filed 1997-05-09
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Quarterly Period Ended March 31, 1997 Commission file number 1-434


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



                                             Yes   X         No    .


There were 677,363,608 shares of Common Stock outstanding as of April 18, 1997.



















PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and nine months ended March 31, 1997 and 1996, the Consolidated Balance Sheets as of March 31, 1997 and June 30, 1996, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and 1996 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim period reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                        THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF EARNINGS

Millions of Dollars Except Per Share Amounts
                                                      Three Months Ended        Nine Months Ended
                                                          March 31 ..              March 31
                                                      1997      1996            1997      1996
                                                      -------   -------         -------   -------
NET SALES                                             $ 8,771   $ 8,587         $26,816   $26,704
      Cost of products sold                             4,918     5,026          14,988    15,502
      Marketing, research, and
         administrative expenses                        2,470     2,368           7,377     7,222
                                                      -------   -------         -------   -------
OPERATING INCOME                                        1,383     1,193           4,451     3,980
      Interest expense                                    106       121             352       367
      Other income, net                                    53        75             154       189
                                                      -------   -------         -------   -------
EARNINGS BEFORE INCOME TAXES                            1,330     1,147           4,253     3,802
      Income taxes                                        449       387           1,449     1,310
                                                      -------   -------         -------   -------
NET EARNINGS                                          $   881   $   760         $ 2,804   $ 2,492
                                                      =======   =======         =======   =======
PER COMMON SHARE:
      Net earnings                                    $  1.26   $  1.07         $  4.00   $  3.52
      Net earnings assuming full dilution             $  1.18   $  1.01         $  3.74   $  3.30
      Dividends                                       $   .45   $   .40         $  1.35   $  1.20

AVERAGE COMMON SHARES OUTSTANDING                                                 681.4     686.5












                                   THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                                     CONDENSED
                                            CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                                                March 31    June 30
                                    ASSETS                        1997       1996
                                                                --------    --------
CURRENT ASSETS
     Cash and cash equivalents                                  $  2,421    $  2,074
     Investment securities                                           562         446
     Accounts receivable                                           2,728       2,841
     Inventories
        Materials and supplies                                     1,158       1,254
        Work in process                                              281         210
        Finished products                                          1,649       1,666
     Deferred income taxes                                           705         598
     Prepaid expenses and other current assets                     1,365       1,718
                                                                --------    --------
TOTAL CURRENT ASSETS                                              10,869      10,807
                                                                --------    --------
PROPERTY, PLANT, AND EQUIPMENT                                    18,377      18,112
LESS ACCUMULATED DEPRECIATION                                      7,303       6,994
                                                                --------    --------
TOTAL PROPERTY, PLANT, AND EQUIPMENT                              11,074      11,118
                                                                --------    --------
GOODWILL AND OTHER INTANGIBLE ASSETS                               4,032       4,281
OTHER ASSETS                                                       1,490       1,524
                                                                --------    --------
     TOTAL ASSETS                                               $ 27,465    $ 27,730
                                                                ========    ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accruals                              $  6,392    $  6,709
     Debt due within one year                                      1,232       1,116
                                                                --------    --------
TOTAL CURRENT LIABILITIES                                          7,624       7,825
                                                                --------    --------
LONG-TERM DEBT                                                     4,001       4,670

DEFERRED INCOME TAXES                                                712         638

OTHER NON-CURRENT LIABILITIES                                      2,776       2,875

SHAREHOLDERS' EQUITY
     Preferred stock                                               1,866       1,886
     Common stock-shares outstanding-Mar. 31   679.1                 679         686
                                    -June 30   685.6
     Additional paid-in capital                                    1,074         862
     Currency translation adjustments                               (771)       (418)
     Reserve for ESOP debt retirement                             (1,637)     (1,676)
     Retained earnings                                            11,141      10,382
                                                                --------    --------
TOTAL SHAREHOLDERS' EQUITY                                        12,352      11,722
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 27,465    $ 27,730
                                                                ========    ========




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Millions of Dollars                              Nine Months Ended March 31
                                                    1997          1996
                                                 -------       -------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR     $ 2,074       $ 2,028
OPERATING ACTIVITIES
     Net earnings                                  2,804         2,492
     Depreciation and amortization                 1,012           975
     Deferred income taxes                           (19)          187
     Change in:
        Accounts receivable                           29            (4)
        Inventories                                  (60)         (109)
        Accounts Payables and Accruals                (7)         (742)
        Other Operating Assets & Liabilities         167          (435)
     Other                                            83            92
                                                 -------       -------
TOTAL OPERATING ACTIVITIES                         4,009         2,456
                                                 -------       -------
INVESTING ACTIVITIES
     Capital expenditures                         (1,322)       (1,475)
     Proceeds from asset sales and retirements       284           326
     Acquisitions                                   (121)         (144)
     Change in investment securities                 (93)         (296)
                                                 -------       -------
TOTAL INVESTING ACTIVITIES                        (1,252)       (1,589)
                                                 -------       -------
FINANCING ACTIVITIES
     Dividends to shareholders                      (998)         (902)
     Change in short-term debt                       (49)          449
     Additions to long-term debt                      24           329
     Reduction of long-term debt                    (389)         (461)
     Proceeds from stock options                     103            74
     Purchase of treasury shares                  (1,058)         (310)
                                                 -------       -------
TOTAL FINANCING ACTIVITIES                        (2,367)         (821)
                                                 -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                            (43)          (52)
                                                 -------       -------
CHANGE IN CASH AND CASH EQUIVALENTS                  347            (6)
                                                 -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD           2,421       $ 2,022
                                                 =======       =======






                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------

Worldwide net earnings for the third quarter of fiscal year 1997 were $881 million, a 16% increase over the same quarter of the prior year. Earnings per share for the quarter were $1.26, an 18% increase over the same quarter of the prior year. The difference between the net earnings and earnings per share increases was primarily due to the company's share repurchase program.

Net sales for the quarter were $8.77 billion, up 2% compared to the prior year third quarter sales of $8.59 billion. Worldwide unit volume grew 4% from the third quarter a year ago. Weaker currencies in Europe, Asia and Latin America negatively impacted sales, causing the difference between sales and volume growth rates.

In the first nine months of the fiscal year, worldwide net earnings were $2.80 billion, a 13% increase compared to the same prior year period. Year-to-date earnings per share were $4.00 per share, a 14% increase over the prior year. Worldwide unit volume for the first nine months was up 2% over the prior year, while sales were relatively stable at $26.8 billion, primarily reflecting unfavorable exchange rates.

Gross margin was 43.9% for the current quarter, compared to 41.5% in the third quarter of the prior year and 41.2% for the full fiscal year ended June 30,1996. The key driver of the margin improvement has been cost reduction programs throughout the company and lower commodity prices, primarily pulp. Operating margin was 15.8% for the current quarter, an improvement over the 13.9% operating margin in the prior year third quarter and 13.6% for the prior fiscal year. This improvement was a reflection of higher gross margins, partially offset by increased costs related to marketing, research and administrative activities.

North America
-------------

Net sales for the North America region remained relatively stable compared with the third quarter a year ago, on a 2% unit volume increase. The difference between sales and volume growth rates is primarily a reflection of lower pricing in the laundry category and commodity-based price reductions in the paper categories. Third quarter net earnings for the region increased 6% (compared to the same prior year period), as the region continued to benefit from simplification and standardization cost savings.

The region's unit volume growth was led by the laundry, fabric conditioners and snacks categories. Importantly, laundry achieved volume growth over a very strong year ago base period and snacks continued to achieve double digit unit volume growth, benefitting from new production capacity. The paper business also increased unit volume led by strong growth in the feminine protection category and the Scott Baby Fresh acquisition in the diaper/wipes category. Beauty care volume declined in the current quarter due to softness in the hair care category, primarily reflecting trade inventory adjustments. Excluding the impacts of the prior year period divestiture of the Company's share of a joint venture, unit volume in the health care business improved over prior year period due to increased respiratory care volume. Health care's earnings also showed strong improvement due to increased licensing activity.

For the first nine months of the fiscal year, the North American region had net sales and unit volume growth of 1% and 3%, respectively. Year to date net earnings increased 10% over the prior year.

Europe, Middle East and Africa
------------------------------

Third quarter net sales in Europe, Middle East and Africa increased by 3% compared to the prior year quarter, as unit volume growth of 9% was partially offset by unfavorable exchange rates. Net earnings for the quarter grew 20% compared to the same period a year ago, reflecting volume gains and cost savings as the region begins to benefit from Efficient Consumer Response (ECR).

Central and Eastern Europe led the region's volume growth, increasing shipments by over 45%. The Middle East and Africa also had double digit increases. Market share for these two geographies continues to build across most core categories. Importantly, Western Europe, led by Germany, showed volume improvement over the comparable prior year period in which the Company began its transition to ECR.

For the July-March period, the region's net sales remained stable on unit volume growth of 6%, reflecting unfavorable exchange rates and lower pricing. Year to date net earnings increased 18% over prior year.

Asia
----

Asia continued to be impacted by the transition to ECR and competitive pressures in Japan. Third quarter sales for the region increased 1% over the same prior year period, as improved pricing and product mix offset continued softness in Japan and the impact of unfavorable exchange rates. Unit volume growth declined by 1% during the quarter, with the negative impacts of Japan largely offset by the acceleration of unit volume growth rates in the Philippines and the continued growth in China. Net earnings for the quarter grew by 37%, driven primarily by pricing actions and improved product mix.

Net sales and unit volume for the July-March period declined 7% and 6%, respectively. Year-to-date net earnings for the period were up 12%.

Latin America
-------------

Net sales for the third quarter in Latin America grew 12% compared to the prior year quarter, on unit volume growth of 1%, as pricing designed to address inflation and devaluation was partially offset by unfavorable exchange rates. The region continues to be impacted by economic difficulties in certain key markets, as acquisitions in the laundry category were largely responsible for the unit volume increase. Net earnings for the quarter increased 53% on improved margins, primarily reflecting pricing, as well as the impact of divestitures of certain non-strategic brands.

For the July-March period, net sales and net earnings were up 5% and 33%, respectively. The region's year-to-date unit volume was down 3% for the first three quarters.

Restructuring Reserve Status
----------------------------

In the year ended June 30, 1993, a reserve of $2.4 billion was established to cover a worldwide restructuring effort to consolidate manufacturing systems and reduce overhead costs. The primary elements of this reserve were costs related to fixed asset disposals and separations. The balance of the reserve at March 31, 1997 was approximately $380 million, with approximately half of the balance representing planned fixed asset disposals, all of which have been announced.

The restructuring program is expected to be substantially completed during the current fiscal year. Based on current management estimates, the cost of the program is expected to approximate the original estimate.

Pending Acquisition
-------------------

In April 1997, the Company entered into an agreement to acquire Tambrands, Inc., a company in the feminine hygiene category, for approximately $2 billion. The acquisition is subject to approval by the shareholders of Tambrands, Inc., and regulatory clearance. It is expected to close in fiscal 1998.

Pending Accounting Pronouncements
---------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revises the manner in which earnings per share is calculated. The statement is effective for our reporting period ending December 31, 1997 and is not expected to have a significant impact on the Company's earnings per share.


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

        (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

        (11)     Computation of Earnings per Share

        (12)     Computation of Ratio of Earnings to Fixed Charges

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed Current Reports on Form 8-K containing information pursuant to Item 9 entitled "Sales of Equity Securities Pursuant to Regulations," dated February 21, 1997, March 4, 1997, March 24, 1997, April 7, 1997, April 9, 1997, April 23, 1997, April 25, 1997 and May 2,
        1997.

        The Company also filed a Current Report on Form 8-K pursuant to Item 5 entitled "Other Events" dated April 9, 1997 containing a joint press release by the Company and Tambrands Inc. and the Agreement and Plan of Merger among the Company, C. R. MacIntosh, Inc. and Tambrands Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY



E. H. EATON
--------------------------------------
E. H. Eaton
Vice President and Comptroller
(Principal Accounting Officer)

Date:  May 8, 1997






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