Form 10-K
period 1997-06-30
PROCTER & GAMBLE CO
filed 1997-09-10
CIK 80424

THE PROCTER & GAMBLE COMPANY
                                AND SUBSIDIARIES
                              ====================





                           ANNUAL REPORT ON FORM 10-K
                                     TO THE
                       SECURITIES AND EXCHANGE COMMISSION
                                     FOR THE
                            YEAR ENDED JUNE 30, 1997

                   ******************************************







                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
    -----------------------------------------------------------------------

           ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997               Commission File No. 1-434
            --------------------------------------------------------
                        THE PROCTER & GAMBLE COMPANY One
                 Procter & Gamble Plaza, Cincinnati, Ohio 45202
                            Telephone (513) 983-1100
                   IRS Employer Identification No. 31-0411980
                          State of Incorporation: Ohio
                -------------------------------------------------
               Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each Exchange on which registered
- -------------------------------   ---------------------------------------------
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
                                       ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

There were 1,350,318,252 shares of Common Stock outstanding as of August 8, 1997 (restated for two-for-one stock split effective August 22, 1997). The aggregate market value of the voting stock held by non-affiliates amounted to $104 billion on August 8, 1997.

                       Documents Incorporated By Reference
                       -----------------------------------
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Part I and Part II of this report.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.



                                     PART I
                                     ------
Item 1.  Business.
         ---------
                         General Development of Business
                    -----------------------------------------
         The Procter & Gamble Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, the Company manufactures and markets a broad range of consumer products in many countries throughout the world.

         Unless the context indicates otherwise, the term the "Company" as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.

         Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 2-3, Management Q&A on pages 4-5, Procter and Gamble at a Glance on pages 6-7, and We Make Every Day Better, which appears on pages 8-17 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

                  Financial Information About Industry Segments
                  ---------------------------------------------
         The Company's products fall into five business segments: Laundry and Cleaning, Paper, Beauty Care, Food and Beverage, and Health Care.

         Additional information required by this item is incorporated herein by reference to Note 11 Segment Information of the Notes to the Consolidated Financial Statements, which appears on pages 43 and 44, and Financial Review, which appears on pages 22-29 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

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

         The Laundry category and Diaper category constitute approximately 21% and 12% of consolidated fiscal 1997 sales, respectively. These categories constituted approximately the same percentages of consolidated sales in the preceding two fiscal years. The creation of new products and the development of new performance benefits for consumers on the Company's existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

         The Company has registered trademarks and owns or has licenses under patents which are used in connection with its business in all segments. Some of these patents or licenses cover significant product formulation and processing of the Company's products. The trademarks of all major products in each segment are registered. In part, the Company's success can be attributed to the existence of these trademarks, patents and licenses.

         Most of the raw materials used by the Company are purchased from others. Additionally, some raw materials, primarily chemicals, are produced by the Company for further use in the manufacturing process. The Company purchases and produces a substantial variety of raw materials, no one of which is material to the Company's business taken as a whole.

         Expenditures in fiscal year 1997 for compliance with Federal, State and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 1998.

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

         The Company has approximately 106,000 employees.

         The Company provides an Employee Stock Ownership Plan ("ESOP") which is part of The Procter & Gamble Profit Sharing Trust and Employee Stock Ownership Plan. Convertible preferred stock of the Company and other assets owned by the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued certain debt securities to the public. The Company has guaranteed payment of principal and interest on these debt securities. Holders of these debt securities have no recourse against the assets of the ESOP Trust except with respect to cash contributions made by the Company to the ESOP Trust, and earnings attributable to such contributions. Such cash contributions are made by the Company only to the extent that dividends on the convertible preferred stock are inadequate to fund repayment of the debt securities. Any such contributions and subsequent payments to holders are made on a same-day basis and such contributions would therefore not be held by the ESOP Trust unless there was a default in payment on the debt securities by the ESOP Trust after having received such contributions from the Company. Such a default is not likely to occur and therefore there is little likelihood that there would not be assets available to satisfy the claims of any holders of the debt securities. A summary description of the liabilities of the ESOP Trust and of the dividends paid by the Company on the convertible preferred stock and cash payments from the Company to the ESOP Trust for the three years ended June 30, 1997 are incorporated by reference to Note 7 Postretirement Benefits and Note 8 Employee Stock Ownership Plan, which appear on pages 41-42 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

         Additional information required by this item is incorporated herein by reference to Note 11 Segment Information, which appears on pages 43 and 44, Note 1 Summary of Significant Accounting Policies - Major Customer on page 37, Financial Highlights, which appears on page 45, and Financial Review, which appears on pages 22-29 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

           Financial Information About Foreign and Domestic Operations
           -----------------------------------------------------------
         The information required by this item is incorporated herein by reference to Note 11 Segment Information, which appears on pages 43 and 44, and Financial Review, which appears on pages 22-29 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

Item 2.  Properties.
         -----------
         In the United States, the Company owns and operates manufacturing facilities at 35 locations in 20 states. In addition, it owns and operates 85 manufacturing facilities in 43 other countries. Laundry and Cleaning products are produced at 43 of these locations; Paper products at 38; Health Care products at 23; Beauty Care products at 43; and Food and Beverage products at
13. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3.  Legal Proceedings.
         ------------------
         The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at June 30, 1997 representing the Company's probable future costs that can be reasonably estimated was $9 million.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         Not applicable.



                      Executive Officers of the Registrant
                      ------------------------------------

         The names, ages and positions held by the executive officers of the Company on August 8, 1997 are:

                                                                      Elected to
                                                                      Present
      Name                            Position                Age     Position
- -----------------------   --------------------------------   -----    ---------
John E. Pepper            Chairman of the Board and           59        1995
                          Chief Executive.
                          Director since June 12, 1984.

Durk I. Jager             President and Chief                 54        1995
                          Operating Officer.
                          Director since December 12, 1989.

Wolfgang C. Berndt        Executive Vice President.           54        1995

Harald Einsmann           Executive Vice President.           63        1995
                          Director since June 10, 1991.

Alan G. Lafley            Executive Vice President.           50        1995

Jorge P. Montoya          Executive Vice President.           51        1995

Benjamin L. Bethell       Senior Vice President.              57        1991

Robert T. Blanchard       Group Vice President.               52        1991

Gordon F. Brunner         Senior Vice President.              58        1987
                          Director since March 1, 1991.

Bruce L. Byrnes           Group Vice President.               49        1991

R. Kerry Clark            Group Vice President.               45        1995

Larry G. Dare             Group Vice President.               57        1990

Stephen P. Donovan, Jr.   Group Vice President.               56        1986

Todd A. Garrett           Senior Vice President.              55        1996

Jacobus Groot             Group Vice President.               46        1995

James J. Johnson          Senior Vice President and           50        1992
                          General Counsel.

Jeffrey D. Jones          Group Vice President.               44        1992

Mark D. Ketchum           Group Vice President.               47        1996

Fuad O. Kuraytim          Group Vice President.               56        1995

Gary T. Martin            Senior Vice President.              52        1991

Claude L. Meyer           Group Vice President.               54        1995

Lawrence D. Milligan      Senior Vice President.              61        1990

Erik G. Nelson            Senior Vice President.              57        1993

Martin J. Nuechtern       Group Vice President.               43        1997

John O'Keeffe             Group Vice President.               47        1995

Charlotte R. Otto         Senior Vice President.              43        1996

Dimitri Panayotopoulos    Group Vice President.               45        1997

Herbert Schmitz           Group Vice President.               60        1995

Robert L. Wehling         Senior Vice President.              58        1994

Edwin H. Eaton, Jr.       Vice President and Comptroller.     58        1987

All of the above Executive officers are members of the Executive Committee of The Procter & Gamble Company and have been employed by the Company over five years.


                                     PART II
                                     -------

Item 5.   Market for the Common Stock and Related Stockholder Matters
          -----------------------------------------------------------

         The information required by this item is incorporated by reference to Shareholder Information, which appears on page 48 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

Item 6.   Selected Financial Data
          -----------------------

         The information required by this item is incorporated by reference to Financial Highlights, which appears on page 45 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------

         The information required by this item is incorporated by reference to Financial Review, which appears on pages 22-29, Note 10 Commitments and Contingencies, which appears on page 43, and Note 11 Segment Information, which appears on pages 43 and 44 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.
         The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 1997, and will make such statements in other contexts, relating to volume growth, increases in market shares, total shareholder return and cost reduction, among others.
         These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates regarding the worldwide economy, technological innovation, competitive activity, interest rates, pricing, currency movements, product introductions, governmental action, and the development of certain markets. Some examples of key factors necessary to achieve the Company's goals are: 1) the ability to improve results in the face of strong competition, 2) the ability to reduce costs, in part via the ongoing simplification and standardization porgram, funded within existing budget targets, 3) the successful completion of the implementation of ECR and the ability to maintain key customer relationships in the important developed markets, 4) the continuation of substantial growth in significant developing markets such as China, Mexico, the Southern Cone of Latin America and the countries of Central and Eastern Europe, 5) obtaining successful outcomes in regulatory and tax matters, 6) the ability to continue technological innovation,
7) the avoidance of adverse foreign currency movements. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

Item 8.   Financial Statements and Supplemental Data
          ------------------------------------------

         The financial statements and supplemental data are incorporated by reference to pages 31-45 of the Annual Report to Shareholders for the fiscal year ended June 30, 1997.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

         Not applicable.


                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
          --------------------------------

         The information required by this item is incorporated by reference to pages 2-8 and 21 of the proxy statement filed since the close of the fiscal year ended June 30, 1997, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation -K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11.  Executive Compensation
          ----------------------

         The information required by this item is incorporated by reference to pages 9-16 of the proxy statement filed since the close of the fiscal year ended June 30, 1997, pursuant to Regulation 14A which involved the election of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The information required by this item is incorporated by reference to pages 18-20 of the proxy statement filed since the close of the fiscal year ended June 30, 1997, pursuant to Regulation 14A which involved the election of directors.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
         The information required by this item is incorporated by reference to page 21 of the proxy statement filed since the close of the fiscal year ended June 30, 1997, pursuant to Regulation 14A which involved the election of directors.


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

                         -  Report of independent accountants

                         - Consolidated statements of earnings -- for years ended June 30, 1997, 1996 and 1995

                         - Consolidated balance sheets -- as of June 30, 1997 and 1996

                         - Consolidated statements of shareholders' equity -- for years ended June 30, 1997, 1996 and 1995

                         - Consolidated statements of cash flows -- for years ended June 30, 1997, 1996 and 1995

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

                               (10-6)  -- The Procter & Gamble Board of
                                          Directors Charitable Gifts Program
                                          which was adopted by the Board of
                                          Directors on November 12, 1991
                                          (Incorporated by Reference to
                                          Exhibit (10-7) of the Company's
                                          Annual Report on Form 10-K for the
                                          year ended June 30, 1993).

                               (10-7)  -- The Procter & Gamble 1993
                                          Non-Employee Directors' Stock Plan
                                          which was adopted by the
                                          shareholders at the annual meeting
                                          on October 11, 1994 and which was
                                          amended on January 10, 1995, by the
                                          Board of Directors, and ratified by
                                          the shareholders at the annual
                                          meeting on October 10, 1995, and
                                          which was further amended by the
                                          Board of Directors on June 11, 1996
                                          to be effective on January 1, 1997.

                               (10-8)  -- Richardson-Vicks Inc. Special
                                          Stock Equivalent Incentive Plan
                                          which was authorized by the Board of
                                          Directors of The Procter & Gamble
                                          Company and adopted by the Board of
                                          Directors of Richardson-Vicks Inc.
                                          on December 31, 1985 (Incorporated
                                          by reference to Exhibit (10-9) of
                                          the Company's Annual Report on Form
                                          10-K for the year ended June 30,
                                          1994).

                               (10-9)  -- The Procter & Gamble Executive
                                          Group Life Insurance Policy
                                          (Additional Policy) (Incorporated by
                                          reference to Exhibit 10-10 of the
                                          Company's Annual Report on Form 10-K
                                          for the year ended June 30, 1996).

                      Exhibit  (11)    -- Computation of earnings per share.

                      Exhibit  (12)    -- Computation of ratio of earnings to
                                          fixed charges.

                      Exhibit  (13)    -- Annual Report to Shareholders.
                                          (Pages 2-17, 22-45, 48)

                      Exhibit  (21)    -- Subsidiaries of the registrant.

                      Exhibit  (23)    -- Consent of Deloitte & Touche LLP.

                      Exhibit  (27)    -- Financial Data Schedule.

                      Exhibit  (99-1)  -- Directors and Officers
                                          Liability Policy (Incorporated by
                                          reference to Exhibit 99-1 of the
                                          Company's Annual Report on Form 10-K
                                          for the year ended June 30, 1995)
                                          (the "Policy Period" has been
                                          extended to 6/30/00).

                               (99-2)  -- Directors and Officers (First)
                                          Excess Liability Policy (the "Policy
                                          Period" has been extended to
                                          6/30/98).

                               (99-3)  -- Directors and Officers (Second)
                                          Excess Liability Policy
                                          (Incorporated by reference to
                                          Exhibit 99-3 of the Company's Annual
                                          Report on Form 10-K for the year
                                          ended June 30, 1995) (the "Policy
                                          Period" has been extended to
                                          6/30/98).

                               (99-4)  -- Directors and Officers (Third)
                                          Excess Liability Policy (the "Policy
                                          Period" has been extended to
                                          6/30/98).

                               (99-5)  -- Directors and Officers (Fourth)
                                          Excess Liability Policy
                                          (Incorporated by reference to
                                          Exhibit 99-5 of the Company's Annual
                                          Report on Form 10-K for the year
                                          ended June 30, 1995) (the "Policy
                                          Period" has been extended to
                                          6/30/98).

                               (99-6)  -- Fiduciary Responsibility
                                          Insurance Policy (Incorporated by
                                          reference to Exhibit 99-6 of the
                                          Company's Annual Report on Form 10-K
                                          for the year ended June 30, 1995)
                                          (the "Policy Period" has been
                                          extended to 6/30/98).

                      The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201

             B.   Reports on Form 8-K:

                  The Company filed Current Reports on Form 8-K containing information pursuant to Item 9 entitled "Sales of Equity Securities Pursuant to Regulations," dated May 15, 1997, May 29, 1997, June 16, 1997, June 27, 1997, July 11, 1997, July
                  22, 1997, August 27, 1997 and September 2, 1997 and an Amended Form 8-K on December 3, 1996.

                  Also the Company filed a Current Report on Form 8-K pursuant to Item 5 entitled "Other Events" and Item 7 "Financial Statements and Exhibits" dated July 8, 1997 containing a press release by the Company declaring a two-for-one stock split and dividend increase.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

                                       THE PROCTER & GAMBLE COMPANY

                                       By   /s/JOHN E. PEPPER
                                       ---------------------------------------
                                            John E. Pepper
                                       Chairman of the Board and Chief Executive

September 9, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                          Title                        Date
     ---------                          ------                       ----

/s/JOHN E. PEPPER             Chairman of the Board and                       |
- -------------------------     Chief Executive and Director                    |
(John E. Pepper)              (Principal Executive Officer)                   |
                                                                              |
/s/ERIK G. NELSON             Senior Vice President                           |
- -------------------------     (Principal Financial Officer)                   |
(Erik G. Nelson)                                                              |
                                                                              |
/s/EDWIN H. EATON, JR.        Vice President and Comptroller                  |
- -------------------------     Principal Accounting Officer)                   |
(Edwin H. Eaton, Jr.)                                         September 9, 1997
                                                                              |
/s/EDWIN L. ARTZT                                                             |
- -------------------------         Director                                    |
(Edwin L. Artzt)                                                              |
                                                                              |
/s/NORMAN R. AUGUSTINE                                                        |
- -------------------------         Director                                    |
(Norman R. Augustine)                                                         |
                                                                              |
/s/DONALD R. BEALL                                                            |
- -------------------------         Director                                    |
(Donald R. Beall)                                                             |
                                                                              |
/s/GORDON F. BRUNNER                                                          |
- -------------------------         Director                                    |
(Gordon F. Brunner)                                                           |
                                                                              |
/s/RICHARD B. CHENEY                                                          |
- -------------------------         Director                                    |
(Richard B. Cheney)                                                           |
                                                                              |
/s/HARALD EINSMANN                                                            |
- -------------------------         Director                                    |
(Harald Einsmann)                                                             |
                                                                              |
/s/RICHARD J. FERRIS                                                          |
- -------------------------         Director                                    |
(Richard J. Ferris)                                                           |
                                                                              |
/s/JOSEPH T. GORMAN                                                           |
- -------------------------         Director                    September 9, 1997
(Joseph T. Gorman)                                                            |
                                                                              |
/s/DURK I. JAGER                                                              |
- -------------------------         Director                                    |
(Durk I. Jager)                                                               |
                                                                              |
/s/CHARLES R. LEE                                                             |
- -------------------------         Director                                    |
(Charles R. Lee)                                                              |
                                                                              |
/s/LYNN M. MARTIN                                                             |
- -------------------------         Director                                    |
(Lynn M. Martin)                                                              |
                                                                              |
/s/JOHN C. SAWHILL                                                            |
- -------------------------         Director                                    |
(John C. Sawhill)                                                             |
                                                                              |
/s/JOHN F. SMITH, JR.                                                         |
- -------------------------         Director                                    |
(John F. Smith, Jr.)                                                          |
                                                                              |
/s/RALPH SNYDERMAN                                                            |
- -------------------------         Director                                    |
(Ralph Snyderman)                                                             |
                                                                              |
/s/ROBERT D. STOREY                                                           |
- -------------------------         Director                    September 9, 1997
(Robert D. Storey)                                                            |
                                                                              |
                                                                              |
- -------------------------         Director                                    |
(Marina v.N. Whitman)                                                         |
                                                                         -----|



                                  EXHIBIT INDEX
                             -----------------------


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

        (10-6) -- The Procter & Gamble Board of Directors Charitable Gifts
                  Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by Reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993).

        (10-7) -- The Procter & Gamble 1993 Non-Employee Directors' Stock Plan which was adopted by the shareholders at the annual meeting on October 11, 1994 and which was amended on January 10, 1995, by the Board of Directors, and ratified by the shareholders at the annual meeting on October 10, 1995, and which was further amended by the Board of Directors on June 11, 1996 to be effective on January 1, 1997.

        (10-8) -- Richardson-Vicks Inc. Special Stock Equivalent Incentive Plan which was authorized by the Board of Directors of The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985 (Incorporated by Reference to Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

        (10-9) -- The Procter & Gamble Executive Group Life Insurance Policy
                  (Additional Policy) (Incorporated by reference to Exhibit 10-10 of the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

Exhibit (11)   -- Computation of earnings per share.

Exhibit (12)   -- Computation of ratio of earnings to fixed charges.

Exhibit (13)   -- Annual Report to Shareholders.  (Pages 2-17, 22-45, 48)

Exhibit (21)   -- Subsidiaries of the registrant.

Exhibit (23)   -- Consent of Deloitte & Touche LLP.

Exhibit (27)   -- Financial Data Schedule.

Exhibit (99-1) -- Directors and Officers Liability Policy (Incorporated by
                  reference to Exhibit 99-1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/00).

        (99-2) -- Directors and Officers (First) Excess Liability Policy (the
                  "Policy Period" has been extended to 6/30/98).

        (99-3) -- Directors and Officers (Second) Excess Liability Policy
                  (Incorporated by reference to Exhibit 99-3 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/98).

        (99-4) -- Directors and Officers (Third) Excess Liability Policy (the
                  "Policy Period" has been extended to 6/30/98).

        (99-5) -- Directors and Officers (Fourth) Excess Liability Policy
                  (Incorporated by reference to Exhibit 99-5 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/98).

        (99-6) -- Fiduciary Responsibility Insurance Policy (Incorporated by reference to Exhibit 99-6 of the Company's Annual Report on Form 10-K for the year ended June 30, 1995) (the "Policy Period" has been extended to 6/30/98).