Form 10-Q
period 1997-09-30
PROCTER & GAMBLE CO
filed 1997-11-14
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarterly Period Ended September 30, 1997 Commission file number 1-434


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


                                                 Yes   X         No    .


There were 1,343,992,178 shares of Common Stock outstanding as of October 24, 1997.



















PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 1997 and 1996, the Consolidated Balance Sheets as of September 30, 1997 and June 30, 1997, and the Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim period reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


Amounts in Millions Except Per Share Amounts
                                                        Three Months Ended September 30
                                                               1997              1996
                                                               ----              ----
NET SALES                                                      $9,355            $8,903
   Cost of products sold                                        5,208             5,050
   Marketing, research, and administrative expenses             2,408             2,306
                                                               ------            ------
OPERATING INCOME                                                1,739             1,547
   Interest expense                                               121               112
   Other income, net                                               51                56
                                                               ------            ------
EARNINGS BEFORE INCOME TAXES                                    1,669             1,491
   Income taxes                                                   582               512
                                                               ------            ------
NET EARNINGS                                                   $1,087            $  979
                                                               ======            ======

NET EARNINGS PER COMMON SHARE                                  $  .79            $  .70

FULLY DILUTED NET EARNINGS
  PER COMMON SHARE                                             $  .73            $  .65

DIVIDENDS PER COMMON SHARE                                     $ .253            $ .225

AVERAGE COMMON SHARES OUTSTANDING                              1,348.3           1,367.6




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
Amounts in Millions
                                                                September 30    June 30
                                    ASSETS                          1997          1997
                                                                ------------    -------
CURRENT ASSETS
  Cash and cash equivalents                                       $ 2,059       $ 2,350
  Investment securities                                               599           760
  Accounts receivable                                               2,917         2,738
  Inventories
     Materials and supplies                                         1,188         1,131
     Work in process                                                  291           228
     Finished goods                                                 1,854         1,728
  Deferred income taxes                                               630           661
  Prepaid expenses and other current assets                         1,369         1,190
                                                                  -------       -------
TOTAL CURRENT ASSETS                                               10,907        10,786
                                                                  -------       -------
PROPERTY, PLANT, AND EQUIPMENT                                     19,102        18,625
LESS ACCUMULATED DEPRECIATION                                       7,681         7,249
                                                                  -------       -------
TOTAL PROPERTY, PLANT, AND EQUIPMENT                               11,421        11,376
                                                                  -------       -------
GOODWILL AND OTHER INTANGIBLE ASSETS                                5,777         3,949
OTHER NON-CURRENT ASSETS                                            1,527         1,433
                                                                  -------       -------
  TOTAL ASSETS                                                    $29,632       $27,544
                                                                  =======       =======
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accruals                                $ 7,193       $ 6,949
     Debt due within one year                                       2,629           849
                                                                  -------       -------
TOTAL CURRENT LIABILITIES                                           9,822         7,798
                                                                  -------       -------
LONG-TERM DEBT                                                      4,143         4,143

DEFERRED INCOME TAXES                                                 536           559

OTHER NON-CURRENT LIABILITIES                                       3,022         2,998

SHAREHOLDERS' EQUITY
     Preferred stock                                                1,848         1,859
     Common stock-shares outstanding-Sept. 30    1,345.1            1,345         1,351
                                     -June 30    1,350.8
     Additional paid-in capital                                       620           559
     Currency translation adjustments                                (991)         (819)
     Reserve for ESOP debt retirement                              (1,612)       (1,634)
     Retained earnings                                             10,899        10,730
                                                                  -------       -------
TOTAL SHAREHOLDERS' EQUITY                                         12,109        12,046
                                                                  -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $29,632       $27,544
                                                                  =======       =======



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Millions                                                 Three Months Ended September 30
                                                                         1997             1996
                                                                         --------         --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             $2,350           $2,074

OPERATING ACTIVITIES
     Net earnings                                                         1,087              979
     Depreciation and amortization                                          388              329
     Deferred income taxes                                                   (1)            (109)
     Changes in:
     Accounts receivable                                                    (98)              (8)
     Inventories                                                           (246)            (111)
     Accounts payable and accruals                                          179              162
     Other operating assets and liabilities                                (140)             176
     Other                                                                    3               25
                                                                         --------         --------
TOTAL OPERATING ACTIVITIES                                                1,172            1,443
                                                                         --------         --------
INVESTING ACTIVITIES
     Capital expenditures                                                  (543)            (400)
     Proceeds from asset sales                                              128              239
     Acquisitions                                                        (1,956)             (10)
     Change in investment securities                                        163                5
                                                                         --------         --------
TOTAL INVESTING ACTIVITIES                                               (2,208)            (166)
                                                                         --------         --------
FINANCING ACTIVITIES
     Dividends to shareholders                                             (367)            (334)
     Change in short-term debt                                            1,731               (9)
     Additions to long-term debt                                              2               11
     Reduction of long-term debt                                            (52)             (16)
     Proceeds from stock options                                             21               21
     Treasury purchases                                                    (557)            (424)
                                                                         --------         --------
TOTAL FINANCING ACTIVITIES                                                  778             (751)
                                                                         --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                   (33)              (5)
                                                                         --------         --------
CHANGE IN CASH AND CASH EQUIVALENTS                                        (291)             521
                                                                         --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $2,059           $2,595
                                                                         ========         ========




Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS -- FIRST QUARTER FISCAL 1997 COMPARED WITH FIRST QUARTER FISCAL 1996

Net earnings for the July-September quarter were $ .79 per share, a 13 percent increase over the same quarter of the prior year. Worldwide net earnings for the quarter were $1,085 million, an 11 percent increase. The differential between the earnings per share and net earnings increases was primarily due to the company's stock repurchase program.

Worldwide net sales for the quarter were $9.4 billion, a five percent increase over the same quarter of the prior year, on eight percent unit volume growth. The difference between the sales and volume growth rates was largely due to weaker currencies in Western Europe and Asia. Net acquisitions and divestitures, led by the July 1997 addition of Tambrands, contributed one percent to the unit volume growth rate.

The Company's ongoing program of simplification and standardization did not have a significant impact on earnings in the current quarter. This program includes re-engineering of the manufacturing and distribution processes, organization design projects, consolidation of selected manufacturing facilities, simplified product line-ups and sales of non-strategic brands.

Gross margin was 44.3 percent for the quarter compared to 43.3 percent in the same quarter of the prior year and 42.7 percent for the full fiscal year ended June 30, 1997. The key driver of the margin improvement has been a continuation of the effective focus on cost control through simplification and standardization efforts throughout the company. Operating margin was 18.6 percent for the quarter compared to 17.4 percent in the same quarter year ago and 15.3 percent for the prior fiscal year. This improvement was a reflection of the higher volumes and gross margins, partially offset by higher costs related to marketing, research, and administrative activities.

NORTH AMERICA
-------------
Net sales for the North America region were up six percent, on equal volume growth. Net earnings grew five percent as the impact of volume growth was partially offset by increased spending on new product initiatives and provisions for simplification and standardization projects.

The region's six percent unit volume growth was broad based with contributions from all segments and was led by the laundry, tissue and towel, and snacks categories. The tissue and towel and snacks growth was achieved behind increases in productive capacity. The laundry category continued strong shipments behind product initiatives. Feminine protection also achieved significant growth driven primarily by the acquired Tambrands business. Unit volume growth within the Beauty Care segment was achieved behind new product initiatives in hair care and deodorants. Health Care achieved unit volume increase in both over the counter medicines and pharmaceuticals, while continuing to invest in new brand development.

EUROPE, MIDDLE EAST, AND AFRICA
-------------------------------
Net sales in Europe, Middle East, and Africa were flat on a 10 percent unit volume increase, as the favorable impact of volume growth was offset by unfavorable exchange rates, primarily in Germany, France and Italy. The region's net earnings grew six percent as the favorable impacts of volume and higher gross margins were partially offset by higher new brand initiative spending and unfavorable exchange rates.

The region's unit volume growth was led by continued double digit growth in Central and Eastern Europe and the Middle East and Africa. Western Europe also achieved solid unit volume growth led by continued growth in laundry and the addition of Tambrands.

ASIA
----
Net sales in Asia grew four percent for the quarter on unit volume growth of eight percent, as pricing actions in China and other southeast Asia countries were offset by weaker currencies throughout the region. The region's net earnings increased 35 percent as the favorable impacts of volume growth and pricing were partially offset by increased spending on product initiatives and unfavorable exchange rates. Asia unit volume growth was led by double digit growth in China, the Philippines and Indonesia. Importantly, Japan's volume increased behind new brand initiatives, despite the continuing weakness in consumer demand in the overall market.

LATIN AMERICA
-------------
Net sales in Latin America were up 15 percent driven by improved pricing in key countries. Net earnings increased 112 percent, which included the gain on the sale of a non-strategic brand. Unit volume for the region was up four percent, driven by double digit gains in Brazil, which benefited from an acquisition in the laundry category, and Venezuela. Mexico's unit volume was down, primarily due to the divestiture of the non-strategic brand.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds:

(a) On October 15, 1997, the Company amended its Amended Articles of Incorporation (see 8-K filed October 15, 1997) to increase the number of authorized shares of Common Stock from 2,000,000,000 to 5,000,000,000.

(b) On October 15, 1997, the Company amended its Amended Articles of Incorporation to change the dividend rate for its Series A ESOP Convertible Class A Preferred Stock (the "Series A Preferred Stock"), so that such dividend rate would equal the higher of the existing dividend rate on the Series A Preferred Stock or the then current dividend on the Company's Common Stock. This change will result in the conversion of Series A Preferred Stock gradually into shares of Common Stock, rather than being converted all at once at such time as the dividend rate on the Common Stock exceeds the dividend rate on the Series A Preferred Stock. A corresponding change was made to the dividend rate on the Series B ESOP Convertible Class A Preferred Stock.


Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 1997 Annual Meeting of Shareholders held on October 14, 1997, the following actions were taken:

The following Directors were elected for terms of office expiring in 2000:

                                          Authority                        Broker
                          Votes For       Withheld       Abstentions<F1>   Non-Votes<F1>
                          ----------------------------------------------------------
Edwin L. Artzt            583,421,618     11,351,066         N/A            N/A
Norman R. Augustine       589,931,064      4,841,620         N/A            N/A
Richard J. Ferris         589,587,874      5,184,810         N/A            N/A
John C. Sawhill           589,832,186      4,940,498         N/A            N/A
John F. Smith, Jr.        589,829,996      4,942,688         N/A            N/A
Marina v.N. Whitman       589,562,509      5,210,175         N/A            N/A

<F1>Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the six nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 1998, was approved by the shareholders. The shareholders cast 590,205,490 votes in favor of this proposal and 1,965,859 votes against. There were 2,601,335 abstentions.

A proposal by the Board of Directors to amend the Amended Articles of Incorporation to increase the authorized shares of Common Stock was approved by the shareholders. The shareholders cast 498,186,203 votes in favor of this proposal and 93,528,199 votes against. There were 3,058,282 abstentions.

A proposal by the Board of Directors to amend the Amended Articles of Incorporation to revise the terms of the Preferred Stock was approved by the shareholders. The shareholders cast votes as follows:

                         Common and         Common Stock     Series B Preferred
                        Preferred Stock                            Stock
                        -------------------------------------------------------
Votes for               521,018,896         472,145,951          18,211,999
Votes Against             8,359,304           7,577,820             397,676
Abstentions               6,025,605           5,318,910             412,743
Broker Non-Votes         59,368,879          59,368,879                   0


A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal sought to reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 168,409,296 votes in favor of the resolution and 348,606,400 against. There were 18,353,911 abstentions and 59,403,077 broker non-votes.

A shareholder resolution proposed by the Sisters of the Holy Names of Washington, in conjunction with six co-sponsoring religious organizations, was defeated by the shareholders. The proposal requested the Company to report on the steps it would take to eliminate the use of chlorine in paper and pulp products. The Board opposed the resolution. The shareholders cast 28,902,894 votes in favor of the resolution and 472,117,965 against. There were 34,376,907 abstentions and 59,374,918 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997).

     (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30,
            1993).

     (11)   Computation of Earnings per Share

     (12)   Computation of Ratio of Earnings to Fixed Charges

     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K containing information pursuant to Item 9 entitled "Sales of Equity Securities Pursuant to Regulations," dated September 11, September 29, October 27, October 30, November 5 and November 10, 1997.

     Also the Company filed a Current Report on Form 8-K pursuant to Item 5 entitled "Other Events" and Item 7 "Financial Statements and Exhibits" dated October 15, 1997 containing the Amended Articles of Incorporation.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


/s/D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  November 13, 1997




                                  EXHIBIT INDEX

Exhibit No.                                                            Page No.


 (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997).

 (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30,
       1993).

 (11)  Computation of Earnings per Share

 (12)  Computation of Ratio of Earnings to Fixed Charges

 (27)  Financial Data Schedule