Form 10-Q
period 1997-12-31
PROCTER & GAMBLE CO
filed 1998-02-13
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended December 31, 1997 Commission file number 1-434


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



                                                Yes   X         No    .


There were 1,342,369,018 shares of Common Stock outstanding as of January 27, 1998.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 1997 and 1996, the Consolidated Balance Sheets as of December 31, 1997 and June 30, 1997, and the Consolidated Statements of Cash Flows for the six months ended December 31, 1997 and 1996 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim period reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

Millions of Dollars Except Per Share Amounts
                                                Three Months Ended              Six Months Ended
                                                    December 31                    December 31
                                                 1997         1996            1997          1996
                                                -------      -------        ---------    ---------
NET SALES                                       $9,641       $9,142           $18,996      $18,045
      Cost of products sold                      5,322        5,095            10,530       10,145
      Marketing, research, and
         administrative expenses                 2,631        2,526             5,039        4,832
                                                --------     --------         ---------    ---------
OPERATING INCOME                                 1,688        1,521             3,427        3,068
      Interest expense                             141          134               262          246
      Other income, net                             47           45                98          101
                                                --------     --------         ---------    ---------
EARNINGS BEFORE INCOME TAXES                     1,594        1,432             3,263        2,923
      Income taxes                                 548          488             1,130        1,000
                                                --------     --------         ---------    ---------
NET EARNINGS                                    $1,046       $  944           $ 2,133      $ 1,923
                                                ========     ========         =========    =========
PER COMMON SHARE:
      Basic net earnings                        $  .76      $   .67           $  1.55      $  1.37
      Dilutive net earnings                     $  .71      $   .63           $  1.44      $  1.28
      Dividends                                 $ .253       $ .225           $  .506      $   .45

AVERAGE COMMON SHARES OUTSTANDING                                             1,346.0      1,364.4



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEET
Amounts in Millions
                                                                  December 31     June 30
                                    ASSETS                           1997           1997
                                                                  -----------     ---------
CURRENT ASSETS
     Cash and cash equivalents                                    $ 1,305         $ 2,350
     Investment securities                                          1,207             760
     Accounts receivable                                            3,009           2,738
     Inventories
        Materials and supplies                                      1,200           1,131
        Work in process                                               302             228
        Finished products                                           1,737           1,728
     Deferred income taxes                                            573             661
     Prepaid expenses and other current assets                      1,520           1,190
                                                                  ---------       ---------
TOTAL CURRENT ASSETS                                               10,853          10,786
                                                                  ---------       ---------
PROPERTY, PLANT, AND EQUIPMENT                                     19,337          18,625
LESS ACCUMULATED DEPRECIATION                                       7,833           7,249
                                                                  ---------       ---------
TOTAL PROPERTY, PLANT, AND EQUIPMENT                               11,504          11,376
                                                                  ---------       ---------
GOODWILL AND OTHER INTANGIBLE ASSETS                                6,213           3,949
OTHER NON-CURRENT ASSETS                                            1,145           1,433
                                                                  ---------       ---------
     TOTAL ASSETS                                                 $29,715         $27,544
                                                                  =========       =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accruals                                $ 6,522         $ 6,949
     Debt due within one year                                       2,918             849
                                                                  ---------       ---------
TOTAL CURRENT LIABILITIES                                           9,440           7,798
                                                                  ---------       ---------
LONG-TERM DEBT                                                      4,587           4,143

DEFERRED INCOME TAXES                                                 598             559

OTHER NON-CURRENT LIABILITIES                                       2,972           2,998

SHAREHOLDERS' EQUITY
     Preferred stock                                                1,842           1,859
     Common stock-shares outstanding-Dec. 31    1,341.8             1,342           1,351
                                    -June 30    1,350.8
     Additional paid-in capital                                       667             559
     Currency translation adjustments                              (1,303)           (819)
     Reserve for ESOP debt retirement                              (1,613)         (1,634)
     Retained earnings                                             11,183          10,730
                                                                  ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                         12,118          12,046
                                                                  ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $29,715         $27,544
                                                                  =========       =========



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Amounts in Millions

                                                          Six Months Ended December 31
                                                               1997            1996
                                                              --------        --------
BEGINNING CASH                                                $2,350         $2,074

OPERATING ACTIVITIES
     Net earnings                                              2,133          1,923
     Depreciation and amortization                               774            667
     Deferred income taxes                                        51            (89)
     Changes in:
        Accounts receivable                                     (215)           (83)
        Inventories                                             (212)          (102)
        Accounts payable and accruals                           (395)           222
        Other operating assets and liabilities                  (270)            74
     Other                                                       (31)            10
                                                              --------       --------
TOTAL OPERATING ACTIVITIES                                     1,835          2,622
                                                              --------       --------
INVESTING ACTIVITIES
     Capital expenditures                                     (1,071)          (847)
     Proceeds from asset sales                                   141            268
     Acquisitions                                             (2,379)          (121)
     Change in investment securities                            (257)           (82)
                                                              --------       --------
TOTAL INVESTMENT ACTIVITIES                                   (3,566)          (782)
                                                              --------       --------
FINANCING ACTIVITIES
     Dividends to shareholders                                  (732)          (667)
     Change in short-term debt                                 2,004             23
     Additions to long-term debt                                 503              8
     Reduction of long-term debt                                (110)          (350)
     Proceeds from stock options                                  54             50
     Purchase of treasury shares                                (960)          (776)
                                                              --------       --------
TOTAL FINANCING ACTIVITIES                                       759         (1,712)
                                                              --------       --------
EXCHANGE EFFECT ON CASH                                          (73)           (13)
                                                              --------       --------
CHANGE IN CASH AND CASH EQUIVALENTS                           (1,045)           115
                                                              --------       --------
ENDING CASH                                                   $1,305         $2,189
                                                              ========       ========



Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
Basic net earnings for the October-December quarter of fiscal year 1998 were $.76 per share, a 13 percent increase over the same quarter of the prior year. Worldwide net earnings for the quarter were $1,046 million, an 11 percent increase. The differential between the earnings per share and net earnings increases was primarily due to the company's stock repurchase program.

Worldwide net sales for the quarter were $9.6 billion, a five percent increase over the same quarter of the prior year, on eight percent unit volume growth. Acquisitions, primarily Tambrands, net of divestitures, contributed two percent to the unit volume growth rate. The difference between the sales and volume growth rates was largely due to weaker currencies in Asia and western Europe.

Basic earnings per share for the first six months of the fiscal year were $1.55, a 13 percent increase over the prior year. Worldwide net earnings were $2,133 million, an 11 percent increase over the prior year. Worldwide net sales for the first six months were $19.0 billion, up five percent over the prior year, on eight percent unit volume growth. Unfavorable exchange rates caused the difference between sales and volume growth rates.

Gross margin was 44.8 percent for the current quarter compared to 44.3 percent in the same quarter of the prior year and 42.7 percent for the full fiscal year ended June 30, 1997. The key driver of the margin improvement has been a continuation of the effective focus on cost control through simplification and standardization efforts throughout the company. Operating margin was 17.5 percent for the current quarter compared to 16.6 percent in the same quarter year ago and 15.3 percent for the prior fiscal year. This improvement was a reflection of the higher gross margins and lower administrative and other costs relative to sales, partially offset by higher marketing and research costs.

NORTH AMERICA
-------------
Second quarter net sales for the North America region were up seven percent versus the same quarter of the prior year, on six percent volume growth. Net earnings grew 15 percent behind volume growth and continued savings from simplification and standardization projects partially reduced by increased investment in product initiatives.

The region's six percent unit volume growth was led by the Paper, Food and Beverage, and Laundry and Cleaning segments. The growth was driven primarily by feminine protection, which benefited from the Tambrands acquisition, and by tissue and towel and snacks, which benefited from increases in production capacity. The laundry category continued strong shipments behind product initiatives. Unit volume growth within the Beauty Care segment was achieved behind new product initiatives in hair care and deodorants. Health Care unit volume was down due to competitive pressure in oral care.

For the first six months of the fiscal year, net sales for the North America region were up six percent on equal unit volume growth. Net earnings increased nine percent over the same period in the prior year, and included the impact of provisions for simplification and standardization projects in the first quarter.

EUROPE, MIDDLE EAST, AND AFRICA
-------------------------------
Second quarter net sales in Europe, Middle East, and Africa were up four percent on a 12 percent unit volume increase, as the favorable impact of volume growth was partially offset by unfavorable exchange rates across Europe. The region's net earnings grew 17 percent as the favorable impacts of volume and higher gross margins were partially offset by higher new brand initiative spending and unfavorable exchange rates.

The region's unit volume growth was led by continued double digit growth in Central and Eastern Europe and the Middle East and Africa. Western Europe also achieved solid unit volume growth led by continued strength in laundry and the addition of Tambrands.

For the first six months of the fiscal year, the region's net sales and unit volume grew two percent and 11 percent respectively. Net earnings increased 11 percent over the same period in the prior year.

ASIA
----
Asia unit volume for the second quarter was flat due to market contraction caused by economic troubles which have impacted most Asian countries. Net sales were down five percent versus the same quarter year ago, with the impact of weaker currencies across the region partially offset by price increases. The region's net earnings were down four percent due to unfavorable exchange rates and higher investment in product initiatives.

On a year to date basis, sales were down one percent while unit volume increased four percent. Net earnings increased 12 percent reflecting the favorable impact of volume growth and pricing partially offset by product initiative spending and unfavorable exchange rates.

Earnings in Asia over the balance of the current fiscal year are expected to be well below year ago as the full effect of the economic crisis in that region is felt. However, this is not expected to be significant to the Company's overall earnings growth rate for the current fiscal year. While the region is expected to recover from these difficulties, the depth and duration of the economic effects are still uncertain.

LATIN AMERICA
-------------
Net sales in Latin America were up 18 percent for the quarter on 15 percent volume growth. Net earnings increased 10 percent, with the favorable impact of volume growth partially offset by increased marketing support to counter competitive pressure in Brazil. Unit volume growth for the region was broad based with almost all countries recording increases. Mexico led this growth behind the acquisition of a paper business and volume growth in the base business. Brazil benefited from prior year acquisitions in the laundry category.

On a year to date basis, sales increased 17 percent with unit volume up 10 percent. Net earnings increased 53 percent, benefiting from the first quarter sale of a non-strategic brand.

ADOPTION OF NEW ACCOUNTING STANDARD
-----------------------------------
Effective with the quarter ended December 31, 1997 the Company adopted FAS 128 Earnings Per Share. The impact is not material.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997)

        (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

        (11)     Computation of Earnings per Share

        (12)     Computation of Ratio of Earnings to Fixed Charges

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

         The Company filed Current Reports on Form 8-K containing information pursuant to Item 9 entitled "Sales of Equity Securities Pursuant to Regulation S," dated December 2 and December 3, 1997, January 5, January 6, January 8, January 28 and January 31, 1998.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/s/D. R. WALKER
------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)


Date:  February 13, 1998



                                  EXHIBIT INDEX

Exhibit No.                                                            Page No.


     (3-1) Amended Articles of Incorporation (Incorporated by reference to 8-K filed on October 15, 1997)

     (3-2)    Regulations (Incorporated by reference to Exhibit
              (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

     (11)     Computation of Earnings per Share                            9

     (12)     Computation of Ratio of Earnings to Fixed Charges           10

     (27)     Financial Data Schedule                                     11