Form 10-Q
period 1998-03-31
PROCTER & GAMBLE CO
filed 1998-05-14
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the Quarterly Period Ended March 31, 1998 Commission file number 1-434


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



                                        Yes   X         No    .


There were 1,340,981,582 shares of Common Stock outstanding as of April 24, 1998.



PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and nine months ended March 31, 1998 and 1997, the Consolidated Balance Sheets as of March 31, 1998 and June 30, 1997, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 1998 and 1997 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim period reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS
Millions of Dollars Except Per Share Amounts
                                         Three Months Ended  Nine Months Ended
                                              March 31            March 31
                                            1998     1997      1998     1997
                                          -------  -------   -------  -------
NET SALES                                 $8,881   $8,771    $27,878  $26,816
      Cost of products sold                5,228    4,983     15,758   15,129
      Marketing, research, and
         administrative expenses           2,137    2,405      7,177    7,236
                                          ------   ------     ------   ------
OPERATING INCOME                           1,516    1,383      4,943    4,451
      Interest expense                       134      106        395      352
      Other income, net                       50       53        147      154
                                          ------   ------     ------   ------
EARNINGS BEFORE INCOME TAXES               1,432    1,330      4,695    4,253
      Income taxes                           471      449      1,602    1,449
                                          ------   ------     ------   ------
NET EARNINGS                              $  961   $  881    $ 3,093  $ 2,804
                                             ===      ===      =====    =====
PER COMMON SHARE:
      Basic net earnings                  $ .69    $ .63     $ 2.24   $ 2.00
      Dilutive net earnings               $ .65    $ .59     $ 2.09   $ 1.87
      Dividends                           $.253    $.225     $ .759   $ .675

AVERAGE COMMON SHARES OUTSTANDING                            1,344.9  1,362.8



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEET
Millions of Dollars
                                                        March 31        June 30
                                    ASSETS                1998            1997
CURRENT ASSETS                                           -------        -------
     Cash and cash equivalents                           $ 1,464        $ 2,350
     Investment securities                                   842            760
     Accounts receivable                                   2,758          2,738
     Inventories
        Materials and supplies                             1,253          1,131
        Work in process                                      332            228
        Finished products                                  1,885          1,728
     Deferred income taxes                                   611            661
     Prepaid expenses and other current assets             1,673          1,190
                                                         -------        -------
TOTAL CURRENT ASSETS                                      10,818         10,786
                                                         -------        -------
PROPERTY, PLANT, AND EQUIPMENT                            19,816         18,625
LESS ACCUMULATED DEPRECIATION                              8,017          7,249
                                                         -------        -------
TOTAL PROPERTY, PLANT, AND EQUIPMENT                      11,799         11,376
                                                         -------        -------
GOODWILL AND OTHER INTANGIBLE ASSETS                       6,967          3,949
OTHER ASSETS                                               1,112          1,433
                                                         -------        -------
     TOTAL ASSETS                                        $30,696        $27,544
                                                          ======         ======
                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accruals                       $ 6,879        $ 6,949
     Debt due within one year                              2,249            849
                                                         -------        -------
TOTAL CURRENT LIABILITIES                                  9,128          7,798
                                                         -------        -------
LONG-TERM DEBT                                             5,438          4,143

DEFERRED INCOME TAXES                                        482            559

OTHER NON-CURRENT LIABILITIES                              3,262          2,998

SHAREHOLDERS' EQUITY
     Preferred stock                                       1,831          1,859
     Common stock-shares outstanding-Mar. 31  1,341.3      1,341          1,351
                                    -June 30  1,350.8
     Additional paid-in capital                              764            559
     Currency translation adjustments                     (1,275)          (819)
     Reserve for ESOP debt retirement                     (1,607)        (1,634)
     Retained earnings                                    11,332         10,730
                                                         -------        -------
TOTAL SHAREHOLDERS' EQUITY                                12,386         12,046
                                                         -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $30,696        $27,544
                                                          ======         ======




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
Millions of Dollars                             Nine Months Ended March 31
                                                  1998              1997
                                                  ------            ------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      $2,350            $2,074
OPERATING ACTIVITIES
     Net earnings                                  3,093             2,804
     Depreciation and amortization                 1,173             1,012
     Deferred income taxes                          (100)              (19)
     Change in:
        Accounts receivable                           63                29
        Inventories                                 (425)              (60)
        Accounts Payables and Accruals               (50)               (7)
        Other Operating Assets & Liabilities        (131)              167
     Other                                          (323)               83
                                                  ------            ------
TOTAL OPERATING ACTIVITIES                         3,300             4,009
                                                  ------            ------
INVESTING ACTIVITIES
     Capital expenditures                         (1,662)           (1,322)
     Proceeds from asset sales and retirements       501               284
     Acquisitions                                 (3,205)             (121)
     Change in investment securities                 111               (93)
                                                  -------           -------
TOTAL INVESTING ACTIVITIES                        (4,255)           (1,252)
                                                  -------           -------
FINANCING ACTIVITIES
     Dividends to shareholders                    (1,097)             (998)
     Change in short-term debt                     1,331               (49)
     Additions to long-term debt                   1,429                24
     Reduction of long-term debt                    (232)             (389)
     Proceeds from stock options                     124               103
     Purchase of treasury shares                  (1,412)           (1,058)
                                                  ------            ------
TOTAL FINANCING ACTIVITIES                           143            (2,367)
                                                  ------           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                            (74)              (43)
                                                  ------            ------
CHANGE IN CASH AND CASH EQUIVALENTS                 (886)              347
                                                  ------            ------
CASH AND CASH EQUIVALENTS, END OF PERIOD           1,464             2,421
                                                   =====             =====



Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
Basic net earnings for the January-March quarter of fiscal year 1998 were $.69 per share, a 10 percent increase over the same quarter of the prior year. Worldwide net earnings for the quarter were $961 million, a nine percent increase. The difference between the earnings per share and the net earnings increases was primarily due to the Company's share repurchase program.

Worldwide net sales for the quarter were $8.9 billion, a one percent increase over the same quarter of the prior year. Excluding the effect of weaker currencies, primarily in Asia and Western Europe, sales increased by six percent. Unit volume increased three percent, with the difference in sales and volume growth caused primarily by price increases in all regions.

For the first nine months of the fiscal year, basic net earnings per share were $2.24, a 12 percent increase versus a year ago. Worldwide net earnings were $3.093 billion, a 10 percent increase over the prior year. Worldwide sales for the nine month period grew four percent to $27.9 billion on six percent unit volume growth.

Operating margin was 17.1 percent for the quarter compared to 15.8 percent in the same quarter a year ago and 15.3 percent for the prior fiscal year. The improvement in operating margin reflected the reduction of manufacturing expenses, partially offset by higher selling, research and administrative expenses. The Company's ongoing program of simplification and standardization did not have a significant impact on operating margin, since gains on sales of non-strategic brands were reinvested in other projects.

Gross margin was 41.1 percent for the current quarter compared to 43.2 percent in the same quarter of the prior year and 42.7 percent for the full fiscal year ended June 30, 1997. Gross margin was negatively impacted this quarter by provisions for shutdown costs of a laundry site, a pulp mill, and other simplification and standardization projects, partially offset by lower manufacturing expenses.

NORTH AMERICA
-------------
Net sales in North America were up two percent versus the same quarter in the prior year on one percent unit volume growth. Net sales growth outpaced volume due to pricing. The region achieved a 10 percent net earnings increase due to pricing and lower costs. A $200 million after tax gain on the sale of the Duncan Hines business was reinvested in simplification and standardization projects, including the closing of a laundry plant, a pulp mill, and other projects.

The region's unit volume softness was caused by a number of factors, most notably pricing, as competition has lagged behind the Company in the implementation of price increases in tissue and towel and laundry. In addition, the growth rate in snacks was reduced due to competitive pressure. Volume softness in these categories and the impact of the sale of the Duncan Hines business were partially offset by volume strength in beauty care, led by hair care and deodorants, feminine protection, which benefited from the Tambrands acquisition, and pharmaceuticals.

For the first nine months of the fiscal year, net sales for the North America region were up five percent on four percent unit volume growth. Net earnings increased 10 percent.

EUROPE, MIDDLE EAST, AND AFRICA
-------------------------------
Third quarter net sales in Europe, Middle East, and Africa increased one percent on a five percent unit volume increase. Excluding the effects of unfavorable exchange rates, net sales increased eight percent. The region's sales were positively impacted by increased pricing, primarily in laundry, paper, and beverage. Net earnings grew 36 percent behind volume gains, higher gross margins, and the sale of minor brands.

Unit volume growth in the region was led by continued double digit growth in Central and Eastern Europe and the Middle East and Africa. Western Europe's volume was flat behind the short-term softness related to pricing and competitive activity in the laundry category, which offset favorable impacts of the Tambrands acquisition.

For the first nine months of the fiscal year, sales increased two percent on nine percent unit volume growth. Net earnings increased 18 percent, reflecting the favorable impact of volume growth and pricing, offset by higher initiative spending and unfavorable exchange rates.

ASIA
----
Third quarter net sales in Asia fell seven percent versus the same quarter of the prior year, on three percent volume growth. Excluding the effects of unfavorable exchange rates, sales increased by 11 percent, primarily due to higher volume and price increases designed to recover currency devaluation. Net earnings were down 81 percent due to unfavorable exchange rates and higher investment in product initiatives.

Asia third quarter unit volume gains from the acquisition of the Ssangyong Paper Company in Korea and increased ownership of China ventures were partially offset by lower consumption, reflecting the economic difficulties in the region, and in particular the worsening climate in Japan. The business climate in Asia is expected to remain difficult for at least the remainder of the calendar year.

On a year to date basis, sales were down three percent while unit volume increased four percent. Net earnings decreased 20 percent.

LATIN AMERICA
-------------
Third quarter net sales in Latin America were up 11 percent on unit volume growth of 14 percent, as the positive impact of higher pricing was offset by unfavorable exchange rates. Net earnings decreased two percent. The prior year's earnings benefited from the divestiture of certain non-strategic brands. Excluding that effect, the region's net earnings would have increased approximately in line with sales growth. Earnings for the current period were also depressed by increased marketing support to counter competitive pressure in Brazil.

The volume growth was led by Mexico, which benefited from the acquisition of the Loreto y Pena paper business and growth in its base business, and Venezuela.

On a year to date basis, sales were up 15 percent on 11 percent unit volume growth. Net earnings increased 32 percent, benefiting from the first quarter sale of a non-strategic brand.

Effective with the quarter ended March 31, 1998, Brazil and Peru no longer report results on a hyper-inflationary basis. This change had no material effect on the quarter's results, or the results for the nine month period.

FINANCIAL CONDITION
-------------------
During the nine months ended March 31, 1998, the Company acquired Tambrands, Inc., the Loreto y Pena paper business in Mexico, and Ssangyong Paper Company in Korea, and increased its interest in ventures in China, Argentina, and Chile. Long-term debt and debt due within one year increased from June 30, 1997, to March 31, 1998, to finance the bulk of these acquisitions.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997)

        (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1993)

        (11)     Computation of Earnings per Share

        (12)     Computation of Ratio of Earnings to Fixed Charges

        (27)     Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed Current Reports on Form 8-K containing information pursuant to Item 9 entitled "Sales of Equity Securities Pursuant to Regulation S," dated March 5, March 16 and March 27, 1998.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY



D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  May 14, 1998




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