Form 10-K
period 1998-06-30
PROCTER & GAMBLE CO
filed 1998-09-09
CIK 80424

THE PROCTER & GAMBLE COMPANY
                                AND SUBSIDIARIES
                        ================================





                           ANNUAL REPORT ON FORM 10-K
                                     TO THE
                       SECURITIES AND EXCHANGE COMMISSION
                                     FOR THE
                            YEAR ENDED JUNE 30, 1998

                   ******************************************





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
               --------------------------------------------------

           ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998              Commission File No. 1-434
            --------------------------------------------------------
                              THE PROCTER & GAMBLE
                       COMPANY One Procter & Gamble Plaza,
                             Cincinnati, Ohio 45202
                            Telephone (513) 983-1100
                   IRS Employer Identification No. 31-0411980
                          State of Incorporation: Ohio
            --------------------------------------------------------
                    Securities registered pursuant to Section
                               12(b) of the Act:

   Title of each class              Name of each Exchange on which registered
-------------------------------   ---------------------------------------------
Common Stock, without Par Value   New York, Cincinnati, Amsterdam, Paris, Basle,
                                  Geneva, Lausanne, Zurich, Frankfurt, Brussels,
                                  Tokyo


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

There were 1,337,755,222 shares of Common Stock outstanding as of July 31, 1998. The aggregate market value of the voting stock held by non-affiliates amounted to $106 billion on July 31, 1998.

                       Documents Incorporated By Reference
                       -----------------------------------
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference into Part I, Part II and Part IV of this report.

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.


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

     Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 1-3, New to the World Brands on pages 4-5, and New to the Brand Innovations on pages 6-7 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

                  Financial Information About Industry Segments
                  ---------------------------------------------

     The Company's products fall into five business segments: Laundry and Cleaning, Paper, Beauty Care, Food and Beverage, and Health Care.

     Additional information required by this item is incorporated herein by reference to Note 11 Segment Information of the Notes to the Consolidated Financial Statements, which appears on page 32, and Financial Review, which appears on pages 9-17 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

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

     The Laundry category and Diaper category constitute approximately 20% and 12% of consolidated fiscal 1998 sales, respectively. These categories constituted approximately the same percentages of consolidated sales in the preceding two fiscal years. The creation of new products and the development of new performance benefits for consumers on the Company's existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

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

     Expenditures in fiscal year 1998 for compliance with Federal, State and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 1999.

     Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth. The effect of these additional elements is less significant in the Food and Beverage segment than in the Company's other business segments. In addition, several countries in Europe will be converting their currencies to a common European currency, the euro. This change and the cost of modification of business systems and processes, is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     The Company has approximately 110,000 employees.

     The Company provides an Employee Stock Ownership Plan ("ESOP") which is part of The Procter & Gamble Profit Sharing Trust and Employee Stock Ownership Plan. Convertible preferred stock of the Company and other assets owned by the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued certain debt securities to the public. The Company has guaranteed payment of principal and interest on these debt securities. Holders of these debt securities have no recourse against the assets of the ESOP Trust except with respect to cash contributions made by the Company to the ESOP Trust, and earnings attributable to such contributions. Such cash contributions are made by the Company only to the extent that dividends on the convertible preferred stock are inadequate to fund repayment of the debt securities. Any such contributions and subsequent payments to holders are made on a same-day basis and such contributions would therefore not be held by the ESOP Trust unless there was a default in payment on the debt securities by the ESOP Trust after having received such contributions from the Company. Such a default is not likely to occur and therefore there is little likelihood that there would not be assets available to satisfy the claims of any holders of the debt securities. A summary description of the liabilities of the ESOP Trust and of the dividends paid by the Company on the convertible preferred stock and cash payments from the Company to the ESOP Trust for the three years ended June 30, 1998 are incorporated by reference to Note 7 Postretirement Benefits and Note 8 Employee Stock Ownership Plan, which appear on pages 29-31 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

     Additional information required by this item is incorporated herein by reference to Note 11 Segment Information, which appears on page 32, Note 1 Summary of Significant Accounting Policies - Major Customer on page 25, Financial Highlights, which appears on page 33, and Financial Review, which appears on pages 9-17 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

           Financial Information About Foreign and Domestic Operations
           -----------------------------------------------------------

     The information required by this item is incorporated herein by reference to Note 11 Segment Information, which appears on page 32, and Financial Review, which appears on pages 9-17 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

Item 2.  Properties.
         -----------

     In the United States, the Company owns and operates manufacturing facilities at 38 locations in 22 states. In addition, it owns and operates 97 manufacturing facilities in 46 other countries. Laundry and Cleaning products are produced at 44 of these locations; Paper products at 51; Health Care products at 26; Beauty Care products at 45; and Food and Beverage products at
19. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3.  Legal Proceedings.
         ------------------

     The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at June 30, 1998 representing the Company's probable future costs that can be reasonably estimated was $8 million.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     Not applicable.


                      Executive Officers of the Registrant
                      ------------------------------------

     The names, ages and positions held by the executive officers of the Company on July 31, 1998 are:

                                                                                  Elected to
                                                                                    Present
      Name                               Position                          Age      Position
-----------------------     ------------------------------------------     ---    -------------
John E. Pepper              Chairman of the Board and                      59        1995
                            Chief Executive.
                            Director since June 12, 1984.

Durk I. Jager               President and Chief Operating Officer.         55        1995
                            Director since December 12, 1989.

Wolfgang C. Berndt          Executive Vice President.                      55        1995

Harald Einsmann             Executive Vice President.                      64        1995
                            Director since June 10, 1991.

Alan G. Lafley              Executive Vice President.                      51        1995

Jorge P. Montoya            Executive Vice President.                      52        1995

Richard L. Antoine          Senior Vice President.                         52        1998

Robert T. Blanchard         Group Vice President.                          53        1991

Gordon F. Brunner           Senior Vice President.                         59        1987
                            Director since March 1, 1991.

Brian J. Buchan             Group Vice President.                          46        1998

Bruce L. Byrnes             Group Vice President.                          50        1991

R. Kerry Clark              Group Vice President.                          46        1995

Michael Clasper             Group Vice President.                          45        1998

Larry G. Dare               Group Vice President.                          58        1990

Stephen N. David            Senior Vice President.                         49        1998

Stephen P. Donovan, Jr.     Group Vice President.                          57        1986

Todd A. Garrett             Senior Vice President.                         56        1996

James J. Johnson            Senior Vice President and General Counsel.     51        1992

Jeffrey D. Jones            Group Vice President.                          45        1992

Mark D. Ketchum             Group Vice President.                          48        1996

Fuad O. Kuraytim            Group Vice President.                          57        1995

Gary T. Martin              Senior Vice President.                         53        1991

Claude L. Meyer             Group Vice President.                          55        1995

Erik G. Nelson              Senior Vice President.                         58        1993

Martin J. Nuechtern         Group Vice President.                          44        1997

John O'Keeffe               Group Vice President.                          48        1995

Charlotte R. Otto           Senior Vice President.                         44        1996

Dimitri Panayotopoulos      Group Vice President.                          46        1997

Herbert Schmitz             Group Vice President.                          61        1995

David R. Walker             Vice President and Comptroller.                43        1997

Robert L. Wehling           Senior Vice President.                         59        1994

All of the above Executive officers, except David R. Walker, are members of the Executive Committee of The Procter & Gamble Company and have been employed by the Company for more than five years.


                                     PART II
                                     -------

Item 5.  Market for the Common Stock and Related Stockholder Matters
         -----------------------------------------------------------

     The information required by this item is incorporated by reference to Shareholder Information, which appears on page 36 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

Item 6.  Selected Financial Data
         -----------------------

     The information required by this item is incorporated by reference to Financial Highlights, which appears on page 33 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

     The information required by this item is incorporated by reference to Financial Review, which appears on pages 9-17, Note 10 Commitments and Contingencies, which appears on page 31, and Note 11 Segment Information, which appears on page 32 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998, and supplemented by the press release dated September 9, 1998 included as Exhibit 20. The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 1998, and has and will make such statements in other contexts, relating to volume growth, increases in market shares, Year 2000 compliance, financial goals and cost reduction, among others. These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates regarding the worldwide economy, technological innovation, competitive activity, pricing, currency movements, product introductions, governmental action and the development of certain markets. Among the key factors necessary to achieve the Company's goals are: (1) the achievement of lower costs and increases in reliability and capacity utilization, resulting from simplification and standardization; (2) the ability to improve results despite high levels of competitive activity and the economic downturn in Asia; (3) the successful implementation of ECR and the ability to maintain key customer relationships in important developed markets; (4) the continuation of substantial growth in significant developing markets such as China, Mexico, Brazil and the countries of Central and Eastern Europe; (5) obtaining successful outcomes in regulatory, tax and legal matters; (6) the ability to continue technological innovation; and
(7) the timely resolution of the Year 2000 issue by the Company and its customers and suppliers. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The information required by this item is incorporated by reference to Financial Review, which appears on pages 9-17, and Note 5 Risk Management Activities, which appears on pages 26-28 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

Item 8.  Financial Statements and Supplemental Data
         ------------------------------------------

     The financial statements and supplemental data are incorporated by reference to pages 18-33 of the Annual Report to Shareholders for the fiscal year ended June 30, 1998.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

     Not applicable.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
          --------------------------------

     The information required by this item is incorporated by reference to pages 2-8 and 22 of the proxy statement filed since the close of the fiscal year ended June 30, 1998, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11.  Executive Compensation
          ----------------------

     The information required by this item is incorporated by reference to pages 9-17 of the proxy statement filed since the close of the fiscal year ended June 30, 1998, pursuant to Regulation 14A which involved the election of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The information required by this item is incorporated by reference to pages 19-21 of the proxy statement filed since the close of the fiscal year ended June 30, 1998, pursuant to Regulation 14A which involved the election of directors.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required by this item is incorporated by reference to page 22 of the proxy statement filed since the close of the fiscal year ended June 30, 1998, pursuant to Regulation 14A which involved the election of directors.


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

                     -  Report of independent accountants

                     - Consolidated statements of earnings -- for years ended June 30, 1998, 1997 and 1996

                     -  Consolidated balance sheets -- as of June 30, 1998 and
                        1997

                     - Consolidated statements of shareholders' equity -- for years ended June 30, 1998, 1997 and 1996

                     - Consolidated statements of cash flows -- for years ended June 30, 1998, 1997 and 1996

                     -  Notes to consolidated financial statements

              2.  Financial Statement Schedules:

                  These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

              3.  Exhibits:

                  Exhibit (3-1)  --  Amended Articles of Incorporation.

                          (3-2)  --  Regulations.

                  Exhibit (4)    --  Registrant agrees to file a copy of
                                     documents defining the rights of holders of long-term debt upon request of the Commission.

                  Exhibit (10-1) --  The Procter & Gamble 1992 Stock Plan (as
                                     amended May 12, 1998) which was adopted by the shareholders at the annual meeting on October 13, 1992.

                          (10-2) --  The Procter & Gamble 1983 Stock Plan (as
                                     amended May 11, 1993) which was adopted by the shareholders at the annual meeting on October 11, 1983.

                          (10-3) --  The Procter & Gamble Executive
                                     Group Life Insurance Policy (each
                                     executive officer is covered for an
                                     amount equal to annual salary plus
                                     bonus).

                          (10-4) --  Additional Remuneration Plan (as amended
                                     June 12, 1990) which was adopted by the
                                     Board of Directors on April 12, 1949.

                          (10-5) --  The Procter & Gamble Deferred
                                     Compensation Plan for Directors
                                     which was adopted by the Board of
                                     Directors on September 9, 1980.

                          (10-6) --  The Procter & Gamble Board of
                                     Directors Charitable Gifts Program
                                     which was adopted by the Board of
                                     Directors on November 12, 1991.

                          (10-7) --  The Procter & Gamble 1993
                                     Non-Employee Directors' Stock Plan
                                     which was adopted by the
                                     shareholders at the annual meeting
                                     on October 11, 1994 and which was
                                     amended on January 10, 1995, by the
                                     Board of Directors, and ratified by
                                     the shareholders at the annual
                                     meeting on October 10, 1995, and
                                     which was further amended by the
                                     Board of Directors on June 11, 1996
                                     to be effective on January 1, 1997,
                                     and which was also amended on August
                                     22, 1997 for the 2-for-1 stock
                                     split.

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
                                     1994).

                          (10-9) --  The Procter & Gamble Executive Group Life
                                     Insurance Policy (Additional Policy).

                  Exhibit (11)   --  Computation of earnings per share.

                  Exhibit (12)   --  Computation of ratio of earnings to fixed
                                     charges.

                  Exhibit (13)   --  Annual Report to Shareholders (Pages 1-33,
                                     36).

                  Exhibit (20)   --  Press Release dated September 9, 1998.

                  Exhibit (21)   --  Subsidiaries of the registrant.

                  Exhibit (23)   --  Consent of Deloitte & Touche LLP.

                  Exhibit (27)   --  Financial Data Schedule.

                  Exhibit (99-1) --  Directors and Officers Liability Policy
                                     (the "Policy Period" has been extended to 6/30/01).

                          (99-2) --  Directors and Officers (First) Excess
                                     Liability Policy (the "Policy Period" has been extended to 6/30/99).

                          (99-3) --  Directors and Officers (Second)
                                     Excess Liability Policy (the "Policy
                                     Period" has been extended to 6/30/99).

                          (99-4) --  Directors and Officers (Third) Excess
                                     Liability Policy (the "Policy Period" has been extended to 6/30/99).

                          (99-5) --  Directors and Officers (Fourth)
                                     Excess Liability Policy (the "Policy
                                     Period" has been extended to 6/30/99).

                          (99-6) --  Fiduciary Responsibility Insurance
                                     Policy (the "Policy Period" has been
                                     extended to 6/30/99).

                  The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to:
                  Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201

          B.  Reports on Form 8-K:

              The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 1998 and through the date of this filing.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

                          THE PROCTER & GAMBLE COMPANY

                          By     JOHN E. PEPPER
                          ----------------------------------------------------
                                 John E. Pepper
                                 Chairman of the Board and Chief Executive

September 8, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                      Title                        Date
    ---------                      -----                        ----

JOHN E. PEPPER              Chairman of the Board and               |
-----------------------     Chief Executive and Director            |
(John E. Pepper)            (Principal Executive Officer)           |
                                                                    |
ERIK G. NELSON              Senior Vice President                   |
-----------------------     (Principal Financial Officer)           |
(Erik G. Nelson)                                                    |
                                                                    |
DAVID R. WALKER             Vice President and Comptroller          |
-----------------------     (Principal Accounting Officer)          |
(David R. Walker)                                                   |
                                                                    |
EDWIN L. ARTZT                                                      |
-----------------------     Director                                |
(Edwin L. Artzt)                                                    |
                                                                    |
NORMAN R. AUGUSTINE                                                 |
-----------------------     Director                                |
(Norman R. Augustine)                                               |
                                                                    |
                                                                    |
-----------------------     Director                                |
(Donald R. Beall)                                                   |
                                                                    |
GORDON F. BRUNNER                                                   |
-----------------------     Director                                |
(Gordon F. Brunner)                                                 |
                                                                    |
RICHARD B. CHENEY                                                   |
-----------------------     Director                                |
(Richard B. Cheney)                                                 |
                                                                    |
HARALD EINSMANN                                                     |
-----------------------     Director                                |
(Harald Einsmann)                                                   |
                                                                    |
RICHARD J. FERRIS                                                   |
-----------------------     Director                                |
(Richard J. Ferris)                                                 |
                                                                    |
JOSEPH T. GORMAN                                                    |
-----------------------     Director                          September 8, 1998
(Joseph T. Gorman)                                                  |
                                                                    |
DURK I. JAGER                                                       |
-----------------------     Director                                |
(Durk I. Jager)                                                     |
                                                                    |
CHARLES R. LEE                                                      |
-----------------------     Director                                |
(Charles R. Lee)                                                    |
                                                                    |
LYNN M. MARTIN                                                      |
-----------------------     Director                                |
(Lynn M. Martin)                                                    |
                                                                    |
JOHN C. SAWHILL                                                     |
-----------------------     Director                                |
(John C. Sawhill)                                                   |
                                                                    |
JOHN F. SMITH, JR.                                                  |
-----------------------     Director                                |
(John F. Smith, Jr.)                                                |
                                                                    |
RALPH SNYDERMAN                                                     |
-----------------------     Director                                |
(Ralph Snyderman)                                                   |
                                                                    |
ROBERT D. STOREY                                                    |
-----------------------     Director                                |
(Robert D. Storey)                                                  |
                                                                    |
                                                                    |
-----------------------     Director                                |
(Marina v.N. Whitman)                                               |



                                  EXHIBIT INDEX
                                  -------------


Exhibit (3-1)  --  Amended Articles of Incorporation.

        (3-2)  --  Regulations.

Exhibit (4)    --  Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) --  The Procter & Gamble 1992 Stock Plan (as amended May 12,
                   1998) which was adopted by the shareholders at the annual meeting on October 13, 1992.

        (10-2) --  The Procter & Gamble 1983 Stock Plan (as amended May 11,
                   1993) which was adopted by the shareholders at the annual meeting on October 11, 1983.

        (10-3) --  The Procter & Gamble Executive Group Life Insurance Policy
                   (each executive officer is covered for an amount equal to annual salary plus bonus).

        (10-4) --  Additional Remuneration Plan (as amended June 12, 1990) which was adopted by the Board of Directors on April 12, 1949.

        (10-5) --  The Procter & Gamble Deferred Compensation Plan for Directors
                   which was adopted by the Board of Directors on September 9, 1980.

        (10-6) --  The Procter & Gamble Board of Directors Charitable Gifts
                   Program which was adopted by the Board of Directors on November 12, 1991.

        (10-7) --  The Procter & Gamble 1993 Non-Employee Directors' Stock Plan
                   which was adopted by the shareholders at the annual meeting on October 11, 1994 and which was amended on January 10, 1995, by the Board of Directors, and ratified by the shareholders at the annual meeting on October 10, 1995, and which was further amended by the Board of Directors on June 11, 1996 to be effective on January 1, 1997, and which was also amended on August 22, 1997 for the 2-for-1 stock split.

        (10-8) --  Richardson-Vicks Inc. Special Stock Equivalent Incentive Plan
                   which was authorized by the Board of Directors of The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985 (Incorporated by reference to Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

        (10-9) --  The Procter & Gamble Executive Group Life Insurance Policy
                   (Additional Policy).

Exhibit (11)   --  Computation of earnings per share.

Exhibit (12)   --  Computation of ratio of earnings to fixed
                                     charges.

Exhibit (13)   --  Annual Report to Shareholders (Pages 1-33, 36).

Exhibit (20)   --  Press Release dated September 9, 1998.

Exhibit (21)   --  Subsidiaries of the registrant.

Exhibit (23)   --  Consent of Deloitte & Touche LLP.

Exhibit (27)   --  Financial Data Schedule.

Exhibit (99-1) --  Directors and Officers Liability Policy (the "Policy Period"
                   has been extended to 6/30/01).

        (99-2) --  Directors and Officers (First) Excess Liability Policy (the
                   "Policy Period" has been extended to 6/30/99).

        (99-3) --  Directors and Officers (Second) Excess Liability Policy (the
                   "Policy Period" has been extended to 6/30/99).

        (99-4) --  Directors and Officers (Third) Excess Liability Policy (the
                   "Policy Period" has been extended to 6/30/99).

        (99-5) --  Directors and Officers (Fourth) Excess Liability Policy (the
                   "Policy Period" has been extended to 6/30/99).

        (99-6) --  Fiduciary Responsibility Insurance Policy (the "Policy
                   Period" has been extended to 6/30/99).