Form 10-Q
period 1998-09-30
PROCTER & GAMBLE CO
filed 1998-11-05
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1998   Commission file number 1-434


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


                              Yes X      No  .


There were 1,326,834,609 shares of Common Stock outstanding as of October 23, 1998.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 1998 and 1997, the Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998, and the Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts

                                                          Three Months Ended
                                                             September 30
                                                         1998             1997
                                                       -------          --------
NET SALES                                              $ 9,510          $ 9,355
  Cost of Products sold                                  5,182            5,208
  Marketing, research, and administrative expenses       2,454            2,408
                                                       -------          -------
OPERATING INCOME                                         1,874            1,739
  Interest Expense                                         157              121
  Other Income, net                                         50               51
                                                       -------          -------
EARNINGS BEFORE INCOME TAXES                             1,767            1,669
  Income Taxes                                             600              582
                                                       -------          -------
NET EARNINGS                                           $ 1,167          $ 1,087
                                                       =======          =======
PER COMMON SHARE:
  Basic net earnings                                   $  0.86          $  0.79
  Diluted net earnings                                 $  0.80          $  0.73
  Dividends                                            $ 0.285          $ 0.253

AVERAGE COMMON SHARES OUTSTANDING                      1,332.4          1,348.3

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS

Amounts in Millions

                                                               September 30      June 30
                                                                  1998            1998
                                                               ------------     ----------
              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $   2,540        $   1,549
  Investment securities                                              778              857
  Accounts receivable                                              2,950            2,781
  Inventories
    Materials and supplies                                         1,210            1,225
    Work in process                                                  373              343
    Finished products                                              1,934            1,716
  Deferred income taxes                                              733              595
  Prepaid expenses and other current assets                        1,798            1,511
                                                               ------------     ----------

TOTAL CURRENT ASSETS                                              12,316           10,577

PROPERTY, PLANT AND EQUIPMENT                                     20,661           20,152
LESS ACCUMULATED DEPRECIATION                                      8,317            7,972
                                                               ------------     ----------

TOTAL PROPERTY, PLANT AND EQUIPMENT                               12,344           12,180

GOODWILL AND OTHER INTANGIBLE ASSETS                               7,038            7,011
OTHER NON-CURRENT ASSETS                                           1,171            1,198
                                                               ------------     ----------

  TOTAL ASSETS                                                 $  32,869        $  30,966
                                                               ============     ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     $   7,194        $   6,969
  Debt due within one year                                         3,277            2,281
                                                               ------------     ----------

TOTAL CURRENT LIABILITIES                                         10,471            9,250

LONG-TERM DEBT                                                     6,354            5,765

DEFERRED INCOME TAXES                                                655              428

OTHER NON-CURRENT LIABILITIES                                      3,315            3,287
                                                               ------------     ----------

TOTAL LIABILITIES                                                 20,795           18,730

SHAREHOLDERS' EQUITY
  Preferred stock                                                  1,810            1,821
  Common stock-shares outstanding - Sep 30    1,325.9              1,326
                                    June 30   1,337.4                               1,337
  Additional paid-in capital                                         980              907
  Reserve for ESOP debt retirement                                (1,611)          (1,616)
  Accumulated Comprehensive Income                                (1,270)          (1,357)
  Retained earnings                                               10,839           11,144
                                                               ------------     ----------

TOTAL SHAREHOLDERS' EQUITY                                        12,074           12,236
                                                               ------------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  32,869        $  30,966
                                                               ============     ==========

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of Dollars                                   Three Months Ended
                                                         September 30
                                                      1998          1997
                                                      -------       -------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          $ 1,549       $ 2,350

OPERATING ACTIVITIES
  Net earnings                                          1,167         1,087
  Depreciation and amortization                           399           388
  Deferred income taxes                                    81            (1)
  Change in:
    Accounts receivable                                  (140)          (98)
    Inventories                                          (189)         (246)
    Accounts Payables and Accruals                        138           179
    Other Operating Assets & Liabilities                 (270)         (140)
  Other                                                     5             3
                                                      -------       -------

TOTAL OPERATING ACTIVITIES                              1,191         1,172
                                                      -------       -------

INVESTING ACTIVITIES
  Capital expenditures                                   (440)         (543)
  Proceeds from asset sales and retirements               137           128
  Acquisitions                                              0        (1,956)
  Change in investment securities                          70           163
                                                      -------       -------

TOTAL INVESTING ACTIVITIES                               (233)       (2,208)
                                                      -------       -------

FINANCING ACTIVITIES
  Dividends to shareholders                              (406)         (367)
  Change in short-term debt                               841         1,731
  Additions to long-term debt                             765             2
  Reduction of long-term debt                            (105)          (52)
  Proceeds from stock options                              28            21
  Purchase of treasury shares                          (1,078)         (557)
                                                      -------       -------

TOTAL FINANCING ACTIVITIES                                 45           778
                                                      -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                    (12)          (33)
                                                      -------       -------

CHANGE IN CASH AND CASH EQUIVALENTS                       991          (291)
                                                      -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 2,540       $ 2,059
                                                      =======       =======

                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Amounts in Millions

1. Summary of Significant Accounting Policies - Accounting Changes - During the quarter ended September 30, 1998, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement revises the accounting for softwre development costs and requires the capitalization of certain costs which the Company has historically expensed. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, and net unrealized gains and losses on securities. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $1,254 and $915, respectively.

3.   Segment Information

       For the three                                   Europe,
       months ended                        North       Middle East              Latin
       September 30                        America     and Africa      Asia     America     Corporate     Total
                                           -------     -----------     ----     -------     ---------     -----
       Net Sales
              1998                          4,752        3,121         810        674          153        9,510
              1997                          4,682        2,998         876        596          203        9,355

       Earnings Before Income Taxes
              1998                          1,181          527         140         95         (176)       1,767
              1997                          1,058          477         127         80          (73)       1,669

       Net Earnings
              1998                            747          347          95         74          (96)       1,167
              1997                            671          320          86         61          (51)       1,087

Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------

Basic net earnings for the July-September quarter of fiscal year 1999 were $ .86 per share, a nine percent increase over the same quarter of the prior year. Worldwide net earnings for the quarter were $1.17 billion, a seven percent increase. The difference between the earnings per share and the net earnings increases was primarily due to the Company's share repurchase program.

Worldwide net sales for the quarter were $9.5 billion, a two percent increase over the same quarter of the prior year. Weaker currencies, primarily in Asia and Latin America, reduced sales by three percent. Unit volume was flat, with the difference in sales and volume growth caused primarily by price increases and favorable product mix.

Gross margin was 45.5 percent for the current quarter compared to 44.3 percent in the same quarter of the prior year and 43.3 percent for the full fiscal year ended June 30, 1998. Gross margin was positively impacted this quarter by improved pricing, product mix, and lower manufacturing expenses.

Operating margin was 19.7 percent for the quarter compared to 18.6 percent in the same quarter a year ago and 16.3 percent for the prior fiscal year, largely reflecting the improvement in gross margin.


NORTH AMERICA
-------------

Net sales in North America were up one percent versus the same quarter in the prior year on a one percent unit volume decline. Sales growth was driven by improved pricing in laundry and cleaning and paper products. The region achieved an 11 percent net earnings increase due primarily to improved pricing in laundry and paper products.

The decline in volume was due to the prior year divestiture of Duncan Hines and increased competition in the hair care and oral care markets. Importantly, the laundry & cleaning business benefited from strength in fabric care behind the launch of Febreze, and the paper business achieved gains behind growth in diapers. In addition, excluding the impact of the divestiture of Duncan Hines, food & beverage unit volume grew behind a broad recovery in coffee driven by lower commodity costs.

EUROPE, MIDDLE EAST, AND AFRICA
-------------------------------

Net sales for Europe, Middle East, and Africa increased four percent on a two percent decline in unit volume. Sales outpaced volume behind increased pricing, primarily in laundry and paper products. The region's net earnings grew eight percent, primarily behind pricing-driven improvements in gross margins and cost reduction efforts.

The region's unit volume was negatively impacted by Central and Eastern Europe, as a result of the economic crisis in Russia. Volumes were also soft in laundry & cleaning, due to increased competitive initiatives. Food & beverage achieved strong volume gains behind the strength of Pringles in Western Europe and the launch of Sunny Delight in the United Kingdom. The paper products business was up slightly behind continued growth in Bounty and Baby Wipes.


ASIA
----

Net sales in Asia fell seven percent versus the same quarter of the prior year, on two percent unit volume growth, due to the effects of unfavorable exchange rates. Net earnings increased 11 percent versus the same quarter last year, as improved pricing, cost reduction and the favorable settlement of a patent litigation dispute offset the continuing impact of economic difficulties in the region.

The region grew volume behind the prior year acquisition of the Ssangyong Paper Company in Korea and improvement in the base business in Japan, which advanced despite the country's economic difficulties, and increased market share behind product initiatives, primarily in beauty care and laundry and cleaning. Volume continues to be ngatively impacted by the recession and lower consumption in much of the region.

LATIN AMERICA
-------------

Latin America net sales were up 13 percent, on 15 percent unit volume growth, as increased pricing largely offset the effects of unfavorable exchange rates. Earnings for the region were up 21 percent, reflecting effective balance sheet management in the face of the peso devaluation in Mexico

Unit volume growth for the quarter was led by Mexico, which benefited from the prior year acquisition of the Loreto y Pena paper business and growth in its base business. Importantly, the region's laundry and cleaning business strengthened behind accelerated product innovation.

FINANCIAL CONDITION
-------------------

Total debt increased $1.6 billion since June 30, 1998. The incremental debt was used to finance working capital, ongoing operations and the previously announced accelerated share repurchase program.

In September, 1998, the Company announced plans for Organization 2005, a realignment of the organizational structure, work processes, and culture to accelerate growth and innovation. Details regarding the nature, timing, and implications related to the design change are currently being determined. Financial impacts are not yet known.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's Special Meeting of Shareholders held on October 13, 1998, the following action was taken:

A proposal by the Board of Directors to amend the Company's Regulations to allow the location of the Annual Meeting of Shareholders to be held at a location other than the principal office of the Company. The shareholders cast 1,100,073,509 votes in favor of this proposal and 65,335,705 votes against. There were 9,757,738 abstentions.

At the Company's 1998 Annual Meeting of Shareholders held on October 13, 1998, the following actions were taken:

The following Directors were elected for terms of office expiring in 2001:

                       VOTES FOR    VOTES WITHHELD    ABSTENTIONS*     BROKER
                                                                     NON-VOTES*
                     -------------  --------------    -----------    ---------
Joseph T. Gorman     1,156,054,167   13,521,723           N/A           N/A
Lynn M. Martin       1,154,893,570   14,682,320           N/A           N/A
John E. Pepper       1,155,631,102   13,944,788           N/A           N/A
Ralph Snyderman      1,156,286,884   13,289,006           N/A           N/A
Robert D. Storey     1,152,276,365   17,299,525           N/A           N/A

* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 1999, was approved by the shareholders. The shareholders cast 1,159,979,878 votes in favor of this proposal and 6,045,514 votes against. There were 3,550,498 abstentions.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal sought to reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 364,480,347 votes in favor of the resolution and 636,041,628 against. There were 11,654,229 abstentions and 157,399,686 broker non-votes.

A shareholder resolution proposed by the Sisters of the Holy Names of Washington, in conjunction with ten co-sponsoring organizations, was defeated by the shareholders. The proposal requested the Company to report on the steps it would take to eliminate the use of chlorine in paper and pulp products. The Board opposed the resolution. The shareholders cast 85,092,309 votes in favor of the resolution and 904,058,153 against. There were 23,025,342 absentions and 157,400,086 broker non-votes.

A shareholder resolution proposed by In Defense of Animals was defeated by the shareholders. The proposal requested the Company stop immediately all animal tests not explicitly required by law for over-the-counter cosmetics and non-medical household products. The Board opposed the resolution. The shareholders cast 38,817,612 votes in favor of the resolution and 927,020,632 against. There were 46,337,959 absentions and 157,399,686 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997).

     (3-2)  Regulations

     (11)   Computation of Earnings per Share

     (12)   Computation of Ratio of Earnings to Fixed Charges

     (27)   Financial Data Schedule


(b)  Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1998 and through the date of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  November 5, 1998

                                  EXHIBIT INDEX

Exhibit No.                                                             Page No.


  (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997).

  (3-2)  Regulations                                                        13

  (11)   Computation of Earnings per Share                                  20

  (12)   Computation of Ratio of Earnings to Fixed Charges                  21

  (27)   Financial Data Schedule                                            22