Form 10-Q
period 1998-12-31
PROCTER & GAMBLE CO
filed 1999-02-05
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended December 31, 1998 Commission file number 1-434


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


                                   Yes X         No    .


There were 1,327,749,063 shares of Common Stock outstanding as of January 22, 1999.




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 1998 and 1997, the Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998, and the Consolidated Statements of Cash Flows for the six months ended December 31, 1998 and 1997 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts

                                    Three Months Ended                Six Months Ended
                                        December 31                     December 31
                                    1998            1997             1998             1997
                                  -------          ------           -------          -------

NET SALES                         $ 9,934          $ 9,641          $19,444          $18,996
  Cost of products sold             5,375            5,322           10,557           10,530
  Marketing, research, and
   administrative expenses          2,722            2,631            5,176            5,039
                                  -------          -------          -------          -------

OPERATING INCOME                    1,837            1,688            3,711            3,427
  Interest expense                    166              141              323              262
  Other income, net                    60               47              110               98
                                  -------          -------          -------          -------

EARNINGS BEFORE INCOME TAXES        1,731            1,594            3,498            3,263
  Income taxes                        589              548            1,189            1,130
                                  -------          -------          -------          -------

NET EARNINGS                      $ 1,142          $ 1,046          $ 2,309          $ 2,133
                                  =======          =======          =======          =======

PER COMMON SHARE:
  Basic net earnings              $  0.84          $  0.76          $  1.70          $  1.55
  Diluted net earnings            $  0.78          $  0.71          $  1.58          $  1.44
  Dividends                       $ 0.285          $ 0.253          $ 0.570          $ 0.506

AVERAGE COMMON SHARES
  OUTSTANDING                                                       1,330.1          1,346.0




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS

Amounts in Millions
                                                          December 31         June 30
                               ASSETS                          1998             1998
                               ------                     -----------         ---------
CURRENT ASSETS
  Cash and cash equivalents                               $  2,094            $  1,549
  Investment securities                                        702                 857
  Accounts receivable                                        3,284               2,781
  Inventories
    Materials and supplies                                   1,237               1,225
    Work in process                                            391                 343
    Finished products                                        1,799               1,716
  Deferred income taxes                                        768                 595
  Prepaid expenses and other current assets                  1,711               1,511
                                                          ---------           ---------

TOTAL CURRENT ASSETS                                        11,986              10,577

PROPERTY, PLANT AND EQUIPMENT                               21,544              20,152
LESS ACCUMULATED DEPRECIATION                                8,705               7,972
                                                          ---------           ---------

TOTAL PROPERTY, PLANT AND EQUIPMENT                         12,839              12,180

GOODWILL AND OTHER INTANGIBLE ASSETS                         7,123               7,011
OTHER NON-CURRENT ASSETS                                     1,203               1,198
                                                          ---------           ---------

  TOTAL ASSETS                                            $ 33,151            $ 30,966
                                                          =========           =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                $  7,371            $  6,969
  Debt due within one year                                   2,965               2,281
                                                          ---------           ---------

TOTAL CURRENT LIABILITIES                                   10,336               9,250

LONG-TERM DEBT                                               6,408               5,765

DEFERRED INCOME TAXES                                          660                 428

OTHER NON-CURRENT LIABILITIES                                2,922               3,287
                                                          ---------           ---------

TOTAL LIABILITIES                                           20,326               18,730

SHAREHOLDERS' EQUITY
  Preferred stock                                            1,803               1,821
  Common stock-shares outstanding - Dec 31  1,326.4          1,326
                                    June 30 1,337.4                              1,337
  Additional paid-in capital                                 1,061                 907
  Reserve for ESOP debt retirement                          (1,611)             (1,616)
  Accumulated comprehensive income                          (1,117)             (1,357)
  Retained earnings                                         11,363              11,144
                                                          ---------           ---------

TOTAL SHAREHOLDERS' EQUITY                                  12,825              12,236
                                                          ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 33,151            $ 30,966
                                                          =========           =========




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Millions                                       Six Months Ended
                                                            December 31
                                                      1998             1997
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       $   1,549       $   2,350

OPERATING ACTIVITIES
  Net earnings                                         2,309           2,133
  Depreciation and amortization                          841             774
  Deferred income taxes                                   58              51
  Change in:
    Accounts receivable                                 (441)           (215)
    Inventories                                          (69)           (212)
    Accounts Payables and Accruals                       207            (395)
    Other Operating Assets & Liabilities                (651)           (270)
  Other                                                 (269)            (31)
                                                   ------------    ------------

TOTAL OPERATING ACTIVITIES                             1,985           1,835
                                                   ------------    ------------

INVESTING ACTIVITIES
  Capital expenditures                                (1,130)         (1,071)
  Proceeds from asset sales and retirements              436             141
  Acquisitions                                          (107)         (2,379)
  Change in investment securities                        173            (257)
                                                   ------------    ------------

TOTAL INVESTING ACTIVITIES                              (628)         (3,566)
                                                   ------------    ------------

FINANCING ACTIVITIES
  Dividends to shareholders                             (814)           (732)
  Change in short-term debt                              631           2,004
  Additions to long-term debt                            842             503
  Reduction of long-term debt                           (264)           (110)
  Proceeds from stock options                             85              54
  Purchase of treasury shares                         (1,292)           (960)
                                                   ------------    ------------

TOTAL FINANCING ACTIVITIES                              (812)            759
                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                     0             (73)
                                                   ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                      545          (1,045)
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   2,094       $   1,305
                                                   ============    ============




                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amounts in Millions

1. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, and net unrealized gains and losses on securities. Total comprehensive income for the three months ended December 31, 1998 and 1997 was $1,295 and $734, respectively. For the six months ended December 31, 1998 and 1997, total comprehensive income was $2,549 and $1,649 respectively.

2.    Segment Information

      Three Months                         Europe,
      Ended                 North        Middle East                        Latin
      December 31          America        and Africa         Asia          America        Corporate        Total
                         -------------   -------------   -------------   -------------   -------------  ----------
      Net Sales
        1998             $  4,927        $  3,131        $    949        $    741        $    186       $  9,934
        1997                4,832           3,044             906             689             170          9,641

      Earnings Before
        Income Taxes
        1998                1,148             493             126             110            (146)         1,731
        1997                1,035             432             124             102             (99)         1,594

      Net Earnings
        1998                  752             324              85              88            (107)         1,142
        1997                  670             290              84              81             (79)         1,046


      Six Months                           Europe,
      Ended                 North        Middle East                        Latin
      December 31          America        and Africa         Asia          America        Corporate        Total
                         -------------   -------------   -------------   -------------   -------------  ----------
      Net Sales
        1998             $  9,679        $  6,252        $  1,759        $  1,415        $    339       $ 19,444
        1997                9,514           6,041           1,782           1,285             374         18,996

      Earnings Before
        Income Taxes
        1998                2,329           1,019             266             206            (322)         3,498
        1997                2,092             909             252             182            (172)         3,263

      Net Earnings
        1998                1,498             671             181             162            (203)         2,309
       1997                 1,342             610             169             143            (131)         2,133



Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
Basic net earnings for the three months ended December 31, 1998 were $ .84 per share, an 11 percent increase over the same quarter of the prior year. Worldwide net earnings for the quarter were $1.14 billion, a nine percent increase. The difference between the earnings per share and the net earnings increases was primarily due to the Company's share repurchase program.

Worldwide net sales for the quarter were $9.9 billion, a three percent increase over the same quarter of the prior year. Weaker currencies, primarily in Asia and Latin America, reduced sales by one percent. Unit volume was flat, with the difference in sales and volume growth caused by favorable pricing and mix effects.

Basic net earnings for the six months ended December 31, 1998 were $1.70 per share, a 10 percent increase versus a year ago. Net earnings for the same period were $2.31 billion, an eight percent increase over the prior year. Worldwide sales for the six-month period grew two percent to $19.4 billion, ahead of flat unit volume, due largely to favorable pricing impacts.
Unfavorable exchange rates reduced sales by two percent year-to-date.

Gross margin was 45.9 percent for the quarter ended December 31, 1998 compared to 44.8 percent in the same quarter of the prior year and 43.3 percent for the full fiscal year ended June 30, 1998. Gross margin was positively impacted this quarter by improved pricing, product mix, and lower manufacturing expenses.

Operating margin was 18.5 percent for the quarter compared to 17.5 percent in the same quarter a year ago and 16.3 percent for the prior fiscal year. The improvement in operating margin reflected pricing-driven improvements in gross margin, which were partially offset by higher marketing, research and administrative expenditures behind product innovations, and the negative impact of unfavorable exchange rates.


NORTH AMERICA
-------------
Net sales in North America for the quarter ended December 31, 1998 were up two percent versus the same quarter in the prior year on a one percent unit volume increase. Sales growth was primarily driven by improved pricing in Laundry and Cleaning, Beauty Care, and Paper. The region achieved a 12 percent net earnings increase due primarily to pricing and cost improvements.

The pace of the business in North America is improving, with volume up three percent excluding the sale of Duncan Hines. The Region's overall unit volume improvement was driven by Laundry and Cleaning, which enjoyed continued success from improved market shares across all laundry brands and from the launch of Febreze in the fabric care category, and Paper, behind additional tissue capacity. In addition, strong coffee results partially offset unit volume losses resulting from the prior year divestiture of Duncan Hines in the Food and Beverage business.

For the six months ended December 31, 1998, net sales were up two percent on flat unit volume. Net earnings increased 12 percent.


EUROPE, MIDDLE EAST, AND AFRICA
-------------------------------
Net sales for Europe, Middle East, and Africa for the three months ended December 31, 1998 increased three percent over the same quarter in the prior year on a four percent decline in unit volume. Sales outpaced volume behind improved pricing, primarily in laundry and paper products, and favorable exchange effects in Western Europe. The Region's results were negatively impacted by the economic crisis and currency devaluation in Russia. Despite the impact of Russia and Central and Eastern Europe, the Region's net earnings grew 12 percent, primarily behind improved pricing.

Volume softness was largely attributable to the economic crisis in Russia and continued competitive pressures in laundry & cleaning, primarily related to laundry tablet initiatives in Western Europe. However, a number of new brand expansions in the Region are beginning to produce positive results. Food & beverage achieved considerable volume gains behind the strength of Pringles, as well as the successful launch of Sunny Delight in the United Kingdom. In paper, Bounty continues to exceed objectives in Germany and has now assumed market leadership.

For the six months ended December 31, 1998, sales were up three percent while unit volume declined three percent. Net earnings increased 10 percent.


ASIA
----
Net sales in Asia for the three months ended December 31, 1998 increased five percent versus the same quarter of the prior year, on five percent unit volume growth, as positive pricing offset the effects of unfavorable exchange rates. Net earnings increased two percent versus the same quarter last year, as sales increases were partially offset by increased investment in new initiatives and economic conditions in the ASEAN region.

The region grew volume behind the strengthening of the business in Japan and China and the prior year acquisition of the Ssangyong Paper Company in Korea. Importantly, Japan was able to build market share in a difficult economy through laundry and cleaning initiatives and Pringles. China's unit volume grew behind the national expansion of Vidal Sassoon, improved Whisper Ultra, and advance buying in anticipation of a consumption tax increase. Volume in the remainder of Asia continues to be negatively impacted by the recession and market contraction.

For the six months ended December 31, 1998, sales decreased one percent and unit volume increased four percent. Sales did not keep pace with unit volume growth due to the effects of unfavorable exchange rates. Net earnings increased seven percent.


LATIN AMERICA
-------------
Latin America net sales for the three months ended December 31, 1998 were up seven percent versus the same quarter of the prior year, on five percent unit volume growth, as improved pricing more than offset the effects of unfavorable exchange rates. Earnings for the Region were up nine percent, as the improvement in sales and pricing exceeded the investment in product upgrades and new initiatives.

Unit volume growth for the quarter was led by the strengthening of the business in Mexico and the prior year buy-out of a paper joint venture in Chile and Argentina.

For the six months ended December 31, 1998, sales increased 10 percent on a nine percent increase in unit volume. Net earnings increased 14 percent.


FINANCIAL CONDITION
-------------------
Total debt increased $1.3 billion since June 30, 1998. The incremental debt was used primarily to finance the previously announced share repurchase program.


YEAR 2000 UPDATE
----------------
As outlined in the 10-K for the year ended June 30, 1998, the Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. These plans have not changed materially in terms of scope or estimated costs to complete, and are progressing according to previously identified time schedules.

Implementation of required changes to critical systems is expected to be completed during fiscal 1999. Testing and certification of critical systems, which includes review of documented remediation work and test results by technical experts, key users, and a central project team, is expected to be successfully completed by December 31, 1999. Critical systems compliance has progressed as follows:

                                          % of Applications Year 2000 Compliant
                                          -------------------------------------
                                            Actual                      Planned
                                          December 1998               June 1999
                                          -------------               ---------
Critical plant-based manufacturing,
 operating, and control systems                     95%                    100%
All other critical systems                          97%                    100%


Incremental costs, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, are charged to expense as incurred. Costs are expected to total approximately $100 million, of which 60% has been spent to date.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997)

         (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

         (11)     Computation of Earnings per Share

         (12)     Computation of Ratio of Earnings to Fixed Charges

         (27)     Financial Data Schedule


(b)      Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1998 and through the date of this report.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  February 5, 1999




                                                   EXHIBIT INDEX

Exhibit No.                                                             Page No.


   (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997)

   (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

   (11)  Computation of Earnings per Share                                   11

   (12)  Computation of Ratio of Earnings to Fixed Charges                   12

   (27)  Financial Data Schedule                                             13