Form 10-Q
period 1999-03-31
PROCTER & GAMBLE CO
filed 1999-04-23
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarterly Period Ended March 31, 1999     Commission file number 1-434


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


                                              Yes X         No .


There were 1,328,502,347 shares of Common Stock outstanding as of March 31, 1999.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and nine months ended March 31, 1999 and 1998, the Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts

                                         Three Months Ended             Nine Months Ended
                                              March 31                      March 31
                                         1999           1998           1999           1998
                                       --------       --------       --------       --------

NET SALES                              $ 9,231        $ 8,881        $28,675        $27,878
  Cost of products sold                  4,944          5,228         15,501         15,758
  Marketing, research, and
   administrative expenses               2,622          2,137          7,798          7,177
                                       --------       --------       --------       --------

OPERATING INCOME                         1,665          1,516          5,376          4,943
  Interest expense                         168            134            491            395
  Other income, net                         53             50            163            147
                                       --------       --------       --------       --------

EARNINGS BEFORE INCOME TAXES             1,550          1,432          5,048          4,695
  Income taxes                             510            471          1,699          1,602
                                       --------       --------       --------       --------

NET EARNINGS                           $ 1,040        $   961        $ 3,349        $ 3,093
                                       ========       ========       ========       ========

PER COMMON SHARE:
  Basic net earnings                   $  0.76        $  0.69        $  2.46        $  2.24
  Diluted net earnings                 $  0.72        $  0.65        $  2.30        $  2.09
  Dividends                            $ 0.285        $ 0.253        $ 0.855        $ 0.759

AVERAGE COMMON SHARES
  OUTSTANDING                                                        1,329.4        1,344.9


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
Amounts in Millions
                                                           March 31        June 30
                       ASSETS                                1999           1998
                       ------                              --------       --------
CURRENT ASSETS
  Cash and cash equivalents                                $ 2,255        $ 1,549
  Investment securities                                        832            857
  Accounts receivable                                        2,822          2,781
  Inventories
    Materials and supplies                                   1,200          1,225
    Work in process                                            399            343
    Finished products                                        1,837          1,716
  Deferred income taxes                                        631            595
  Prepaid expenses and other current assets                  1,779          1,511
                                                           --------       --------

TOTAL CURRENT ASSETS                                        11,755         10,577

PROPERTY, PLANT AND EQUIPMENT                               21,589         20,152
LESS ACCUMULATED DEPRECIATION                                8,645          7,972
                                                           --------       --------

TOTAL PROPERTY, PLANT AND EQUIPMENT                         12,944         12,180

GOODWILL AND OTHER INTANGIBLE ASSETS                         6,964          7,011
OTHER NON-CURRENT ASSETS                                     1,210          1,198
                                                           --------       --------

  TOTAL ASSETS                                             $32,873        $30,966
                                                           ========       ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                 $ 7,043        $ 6,969
  Debt due within one year                                   3,082          2,281
                                                           --------       --------

TOTAL CURRENT LIABILITIES                                   10,125          9,250

LONG-TERM DEBT                                               6,403          5,765

DEFERRED INCOME TAXES                                          634            428

OTHER NON-CURRENT LIABILITIES                                2,786          3,287
                                                           --------       --------

TOTAL LIABILITIES                                           19,948         18,730

SHAREHOLDERS' EQUITY
  Preferred stock                                            1,793          1,821
  Common stock-shares outstanding - Mar 31    1,328.5        1,329
                                    June 30   1,337.4                       1,337
  Additional paid-in capital                                 1,184            907
  Reserve for ESOP debt retirement                          (1,575)        (1,616)
  Accumulated comprehensive income                          (1,491)        (1,357)
  Retained earnings                                         11,685         11,144
                                                           --------       --------

TOTAL SHAREHOLDERS' EQUITY                                  12,925         12,236
                                                           --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $32,873        $30,966
                                                           ========       ========


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Millions                                   Nine Months Ended March 31
                                                       1999           1998
                                                      -------        -------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          $1,549         $2,350

OPERATING ACTIVITIES
  Net earnings                                         3,349          3,093
  Depreciation and amortization                        1,256          1,173
  Deferred income taxes                                  172           (100)
  Change in:
    Accounts receivable                                  (36)            63
    Inventories                                         (158)          (425)
    Accounts Payables and Accruals                        96            (50)
    Other Operating Assets & Liabilities                (835)          (131)
  Other                                                 (217)          (323)
                                                      -------        -------

TOTAL OPERATING ACTIVITIES                             3,627          3,300
                                                      -------        -------

INVESTING ACTIVITIES
  Capital expenditures                                (1,934)        (1,662)
  Proceeds from asset sales and retirements              360            501
  Acquisitions                                          (117)        (3,205)
  Change in investment securities                         51            111
                                                      -------        -------

TOTAL INVESTING ACTIVITIES                            (1,640)        (4,255)
                                                      -------        -------

FINANCING ACTIVITIES
  Dividends to shareholders                           (1,242)        (1,097)
  Change in short-term debt                              750          1,331
  Additions to long-term debt                            952          1,429
  Reduction of long-term debt                           (346)          (232)
  Proceeds from stock options                            182            124
  Purchase of treasury shares                         (1,586)        (1,412)
                                                      -------        -------

TOTAL FINANCING ACTIVITIES                            (1,290)           143
                                                      -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                     9            (74)
                                                      -------        -------

CHANGE IN CASH AND CASH EQUIVALENTS                      706           (886)
                                                      -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $2,255         $1,464
                                                      =======        =======


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three and nine-month periods ended March 31, 1999, are not necessarily indicative of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, and net unrealized gains and losses on securities. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $666 and $989, respectively. For the nine months ended March 31, 1999 and 1998, total comprehensive income was $3,215 and $2,638 respectively.


3.   Segment Information

                                                         Europe,
     Three Months                      North             Middle East                       Latin
     Ended March 31                    America           and Africa          Asia          America          Corporate        Total
                                       -------           ------------        ------        -------          ---------        -----

     Net Sales
       1999                            $ 4,632           $ 2,874             $   910       $   652          $ 163            $ 9,231
       1998                              4,339             2,886                 845           653            158              8,881

     Earnings Before Income Taxes
       1999                              1,011               427                  88            77            (53)             1,550
       1998                                864               446                  53            92            (23)             1,432

     Net Earnings
       1999                                652               290                  56            61            (19)             1,040
       1998                                561               295                  26            73              6                961


                                                         Europe,
     Nine Months                       North             Middle East                        Latin
     Ended March 31                    America           and Africa          Asia          America          Corporate        Total
                                       -------           ------------        ------        -------          ---------        -----

     Net Sales
       1999                            $14,311           $ 9,126             $ 2,669       $ 2,067          $ 502            $28,675
       1998                             13,853             8,928               2,627         1,938            532             27,878

     Earnings Before Income Taxes
       1999                              3,341             1,447                 354           283           (377)             5,048
       1998                              2,957             1,355                 305           274           (196)             4,695

     Net Earnings
       1999                              2,150               961                 237           224           (223)             3,349
       1998                              1,903               905                 195           215           (125)             3,093


Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
Basic net earnings for the three months ended March 31, 1999 were $ .76 per share, a 10 percent increase over the same quarter of the prior year. Worldwide net earnings for the quarter were $1.04 billion, an eight percent increase. The difference between the earnings per share and the net earnings increases was primarily due to the Company's share repurchase program.

Worldwide net sales for the quarter were $9.2 billion, a four percent increase over the same quarter of the prior year. Unit volume was flat, with the difference in sales and volume growth caused by premium-priced initiatives and price increases.

Basic net earnings for the nine months ended March 31, 1999 were $2.46 per share, a 10 percent increase versus a year ago. Net earnings for the same period were $3.35 billion, an eight percent increase over the prior year. Worldwide sales for the nine-month period grew three percent to $28.7 billion, ahead of flat unit volume, due largely to favorable pricing impacts. Unfavorable exchange rates reduced sales by two percent year-to-date.

Gross margin was 46.4 percent for the quarter ended March 31, 1999 compared to
41.1 percent in the same quarter of the prior year and 43.3 percent for the full fiscal year ended June 30, 1998. Gross margin was positively impacted this quarter by improved pricing, product mix, and lower manufacturing expenses. In addition, the year ago quarter's gross margin was negatively impacted by provisions for shutdown costs of a laundry site, a pulp mill, and other simplification and standardization projects.

Operating margin was 18.0 percent for the quarter compared to 17.1 percent in the same quarter a year ago and 16.3 percent for the prior fiscal year. The improvement in operating margin reflected improvements in gross margin, partially offset by higher marketing, research and administrative expenditures behind product innovations.


NORTH AMERICA
-------------
Net sales in North America for the quarter ended March 31, 1999 increased seven percent versus the same quarter in the prior year, outpacing a five percent unit volume growth, primarily as a result of the successful launches of premium-priced initiatives in paper and beauty care and improved pricing in the paper and laundry and cleaning businesses. The region's net earnings were up 16 percent due primarily to increased unit volume, pricing, and effective control of manufacturing costs, partially offset by increased investment in initiatives.

The business in North America continues to strengthen, with volume up six percent excluding the sale of Duncan Hines. The region's overall unit volume growth was driven by the laundry and cleaning business, behind the continued success of the launch of Febreze, the recent launch of Tide with Bleach that sanitizes laundry and share growth behind Cascade Plus. Shares are also growing in fabric conditioners behind new initiatives. In addition, the Oil of Olay Cosmetics and Rash-Guard Diaper initiatives are contributing to stronger volumes in the beauty care and paper businesses.

For the nine months ended March 31, 1999, net sales were up three percent on a two percent improvement in unit volume. Net earnings increased 13 percent.


EUROPE, MIDDLE EAST, AND AFRICA
-------------------------------
Net sales for Europe, Middle East, and Africa for the three months ended March 31, 1999, were flat versus the same quarter of the prior year, on a five percent decline in unit volume, as the region's results continue to be negatively impacted by the economic crisis and currency devaluation in Russia. Sales outperformed volume due to favorable pricing, primarily in laundry and paper products, and favorable exchange effects in Western Europe. The region's net earnings declined two percent due to the impact of the economic crisis in Russia. Excluding Russia, earnings in the region increased by double digits.

The decline in unit volume caused by the economic crisis in Russia was partially offset by the launch of initiatives in the region. The beverage business showed significant improvement behind the continued success of the Sunny Delight launch in the United Kingdom, where results are nearly double our initial objectives. The region also benefited from the expansion of Pringles into multiple countries and the continued tissue/towel regional expansion.

For the nine months ended March 31, 1999, sales increased two percent on a three percent decline in unit volume. Net earnings increased six percent.


ASIA
----
Net sales in Asia for the three months ended March 31, 1999 increased eight percent versus the same quarter of the prior year, on a six percent decline in unit volume. The increase in sales was driven by improved pricing throughout the region and strengthening exchange rates in Japan and Korea. Net earnings for the quarter increased 117 percent versus a weak year ago base period, as improved pricing more than offset increased investment on new brand initiatives.

The region's volumes continue to be impacted by recession and market contraction in several of the developing markets. However, Japan continues to grow unit volume and market share in its base businesses behind the successful launch of several initiatives in paper, laundry and cleaning and beauty care.

For the nine months ended March 31, 1999, sales increased two percent on flat unit volume. Net earnings increased 21 percent.


LATIN AMERICA
-------------
Net sales in Latin America for the three months ended March 31, 1999 were flat versus the same quarter of the prior year, on six percent decline in unit volume. Improved pricing across the region offset unfavorable exchange rates. Volume was negatively impacted by continued competitive pressures in laundry & cleaning, primarily in the Southern Cone, and a reduction in trade inventory levels in Mexico. Earnings for the region were down 16 percent, as the improved pricing was more than offset by unfavorable exchange rates and increased investment in initiatives, particularly the expansion of Ariel into the Southern Cone.

For the nine months ended March 31, 1999, sales increased seven percent on a four percent increase in unit volume. Net earnings increased four percent.


FINANCIAL CONDITION
-------------------
Total debt increased $1.4 billion since June 30, 1998. The incremental debt was used primarily to finance the previously announced share repurchase program.


YEAR 2000 UPDATE
----------------
As outlined in the 10-K for the year ended June 30, 1998, the Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. These plans have not changed materially in terms of scope or estimated costs to complete, and are progressing according to previously identified time schedules.

Implementation of required changes to critical systems is expected to be completed by June 1999. Testing and certification of critical systems, which includes review of documented remediation work and test results by technical experts, key users, and a central project team, is expected to be successfully completed by December 31, 1999. Critical systems compliance has progressed as follows:

                                           % of Applications Year 2000 Compliant
                                           -------------------------------------
                                                Actual                   Planned
                                            March 1999                 June 1999
                                            ----------                 ---------
Critical plant-based manufacturing,
 operating, and control systems                    96%                      100%
All other critical systems                         98%                      100%


Incremental costs, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, are charged to expense as incurred. Costs are expected to total approximately $100 million, of which 75% has been spent to date.


ORGANIZATION 2005
-----------------
As previously announced, the Company is currently designing Organization 2005, a realignment of the organization structure, work processes and culture to accelerate growth. We anticipate there will be significant costs associated with this reorganization that are beyond our current ongoing program of simplification and standardization. These costs, which will commence in the final quarter of the current fiscal year, involve the costs to transition from a geographic basis of management to product-based Global Business Units, standardize and streamline our selling, administrative, and product supply organizations and transition to our Global Business Services organization. We are still completing the design work which will enable us to determine the specific nature, amount and timing of these costs, and we'll provide more information late this fiscal year. Still, we would expect to commit to an increase in our earnings growth rate that is commensurate with the magnitude of these costs.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      (3-1) Amended Articles of Incorporation (Incorporated by reference to the Company's 8-K filed on October 15, 1997)

      (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

      (11)     Computation of Earnings per Share

      (12)     Computation of Ratio of Earnings to Fixed Charges

      (27)     Financial Data Schedule


(b)   Reports on Form 8-K

      The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 1999 and through the date of this report.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


D. R. Walker
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  April 23, 1999




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