Form 10-K
period 1999-06-30
PROCTER & GAMBLE CO
filed 1999-09-15
CIK 80424

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                  =============================================



                          ANNUAL REPORT ON FORM 10-K
                                     TO THE
                       SECURITIES AND EXCHANGE COMMISSION
                                     FOR THE
                            YEAR ENDED JUNE 30, 1999

                   ******************************************



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                ------------------------------------------------

           ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999                Commission File No. 1-434
            --------------------------------------------------------
                              THE PROCTER & GAMBLE
                       COMPANY One Procter & Gamble Plaza,
                             Cincinnati, Ohio 45202
                            Telephone (513) 983-1100
                   IRS Employer Identification No. 31-0411980
                          State of Incorporation: Ohio
            --------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each Exchange on which registered
-------------------------------   ----------------------------------------------
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

There were 1,315,149,346 shares of Common Stock outstanding as of July 30, 1999. The aggregate market value of the voting stock held by non-affiliates amounted to $119 billion on July 30, 1999.

                       Documents Incorporated By Reference
                       -----------------------------------
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference into Part I, Part II and Part IV of this report.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

     Additional information required by this item is incorporated herein by reference to the two Letters to Shareholders, which appear on the inside cover, pages 1-8, and 10-11 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

                  Financial Information About Industry Segments
                  ---------------------------------------------

     The Company's products fall into five business segments: Laundry and Cleaning, Paper, Beauty Care, Food and Beverage, and Health Care.

     Additional information required by this item is incorporated herein by reference to Note 12 Segment Information of the Notes to the Consolidated Financial Statements, which appears on page 41, and Financial Review, which appears on pages 14-23 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

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

     The Laundry category and Diaper category constitute approximately 21% and 14% of consolidated fiscal 1999 sales, respectively. These categories grew slightly as percentages of consolidated sales versus the preceding two fiscal years. The creation of new products and the development of new performance benefits for consumers on the Company's existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

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

     Expenditures in fiscal year 1999 for compliance with Federal, State and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 2000.

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

     The Company provides an Employee Stock Ownership Plan ("ESOP") which is part of The Procter & Gamble Profit Sharing Trust and Employee Stock Ownership Plan. Convertible preferred stock of the Company and other assets owned by the ESOP are held through a trust (the "ESOP Trust"). The ESOP Trust has issued certain debt securities to the public. The Company has guaranteed payment of principal and interest on these debt securities. Holders of these debt securities have no recourse against the assets of the ESOP Trust except with respect to cash contributions made by the Company to the ESOP Trust, and earnings attributable to such contributions. Such cash contributions are made by the Company only to the extent that dividends on the convertible preferred stock are inadequate to fund repayment of the debt securities. Any such contributions and subsequent payments to holders are made on a same-day basis and such contributions would therefore not be held by the ESOP Trust unless there was a default in payment on the debt securities by the ESOP Trust after having received such contributions from the Company. Such a default is not likely to occur and therefore there is little likelihood that there would not be assets available to satisfy the claims of any holders of the debt securities. A summary description of the liabilities of the ESOP Trust and of the dividends paid by the Company on the convertible preferred stock and cash payments from the Company to the ESOP Trust for the three years ended June 30, 1999 are incorporated by reference to Note 8 Employee Stock Ownership Plan and Note 9 Postretirement Benefits, which appear on pages 38-40 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

     Additional information required by this item is incorporated herein by reference to Note 12 Segment Information, which appears on page 41, Financial Highlights, which appears on page 42, and Financial Review, which appears on pages 14-23 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

           Financial Information About Foreign and Domestic Operations
           -----------------------------------------------------------

     The information required by this item is incorporated herein by reference to Note 12 Segment Information, which appears on page 41, and Financial Review, which appears on pages 14-23 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

Item 2. Properties.
        -----------

     In the United States, the Company owns and operates manufacturing facilities at 37 locations in 21 states. In addition, it owns and operates 93 manufacturing facilities in 44 other countries. Laundry and Cleaning products are produced at 45 of these locations; Paper products at 49; Health Care products at 21; Beauty Care products at 38; and Food and Beverage products at
15. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.
       -------------------

     The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount of the accrued at the end of June 30, 1999 representing the Company's probable future costs that can be reasonably estimated was $7 million.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     Not applicable.



                      Executive Officers of the Registrant
                      ------------------------------------

     The names, ages and positions held by the executive officers of the Company on July 31, 1999 are:

                                                                                                         Elected to
                                                                                                            Officer
      Name                                          Position                                    Age        Position
----------------------              --------------------------------------------                ---      ----------
John E. Pepper*                     Chairman of the Board.                                      60        1978
                                    Director since June 12, 1984.

Durk I. Jager*                      President and Chief Executive.                              56        1987
                                    Director since December 12, 1989.

Richard L. Antoine                  Global Human Resources & Product Supply                     53        1998
                                    Officer

Wolfgang C. Berndt                  President - Global Fabric & Home Care                       56        1984
                                    and Europe

Gordon F. Brunner                   Chief Technology Officer                                    60        1985
                                    Director since March 1, 1991.

Bruce L. Byrnes                     President - Global Health Care and Corporate                51        1991
                                    New Ventures

R. Kerry Clark                      President - Global Feminine Protection                      47        1995
                                    and Asia

Clayton C. Daley, Jr.               Chief Financial Officer                                     47        1998

Stephen N. David                    Global Customer Business Development                        50        1998
                                    Officer

James J. Johnson                    Chief Legal Officer                                         52        1991

Mark D. Ketchum                     President - Global Baby Care                                49        1996

Alan G. Lafley                      President - Global Beauty Care and North                    52        1992
                                    America

Gary T. Martin                      President - Global Tissues & Towel                          54        1990

Jorge P. Montoya                    President - Global Food & Beverage and Latin                53        1991
                                    America

David R. Walker                     Vice President and Comptroller                              44        1997


All of the above named Executive Officers, except James J. Johnson and David R. Walker, are members of the Global Leadership Council of The Procter & Gamble Company. All of the Executive Officers named above have been employed by the Company for more than five years.

*Effective September 1, 1999, John E. Pepper retired as an employee and as Chairman of the Board of Directors of the Company. Effective September 1, 1999, Durk I. Jager, President and Chief Executive, succeeded Mr. Pepper as Chairman of the Board.


                                     PART II
                                     -------

Item 5. Market for the Common Stock and Related Stockholder Matters
        -----------------------------------------------------------

     The information required by this item is incorporated by reference to Shareholder Information, which appears on page 48 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

Item 6. Selected Financial Data
        -----------------------

     The information required by this item is incorporated by reference to Financial Highlights, which appears on page 42 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
       ------------------------------------------------------------------------

     The information required by this item is incorporated by reference to Financial Review, which appears on pages 14-23, Note 2 Organization 2005, which appears on pages 34-35, Note 11 Commitments and Contingencies, which appears on page 40, and Note 12 Segment Information, which appears on page 41 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

Organization 2005
-----------------

     As more fully described in Note 2 to the consolidated financial statements, under the heading Organization 2005, the Company has begun a major reorganization of its operations, moving from a geographical structure to product-based Global Business Units (GBUs) that will streamline management decision-making, strategic planning and manufacturing. Consistent with this change, segment reporting will be restated starting with the first quarter of fiscal 2000 to reflect the following product-based segments: Fabric and Home Care, Paper, Beauty Care, Food and Beverage and Health Care. The GBU structure will be complemented by eight Market Development Organizations (MDOs) intended to maximize the business potential for the entire product portfolio in each local market. The new organization structure became effective July 1, 1999, although certain strategic planning activities were effective January 1, 1999. Organization 2005 will also streamline and standardize the Company's global essential business services, such as accounting, employee benefits management, order management and information technology services, to a common Global Business Services organization. Additional information pursuant to the Company's Organization 2005 reorganization is incorporated by reference to Note 2 Organization 2005, which appears on pages 34-35 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

Year 2000 Update
----------------

As outlined in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, the Company has developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. These plans have not changed materially in terms of scope or estimated costs to complete.

Testing and certification of critical systems, which includes review of documented remediation work and test results by technical experts, key users and a central project team, is expected to be successfully completed by September 30, 1999. Critical systems compliance has progressed as follows:

Critical Systems Description

                                     Year 2000 % of Applications Complete
                                     ------------------------------------------
                                     Actual        Actual June     Planned
                                     June 1998     1999            Sept. 1999
-------------------------------------------------------------------------------
Critical manufacturing,
     operating and
     control systems                  44.0%        99.0%           100.0%
All other critical systems            56.0%        99.6%           100.0%
-------------------------------------------------------------------------------


The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of the failure of a business-critical system. These procedures have been expanded to include the Year 2000 Business Continuity Plan (BCP). The objectives of the BCP are to ensure business-critical processes are protected from disruption and will continue to function during and after the year 2000, and to ensure the Company's ability to produce an acceptable level of products and services is safeguarded in the event of failures of external systems and services. The BCP will be complete by October 31, 1999 and will include, for example, identification of alternate suppliers or customers, possible increases in safety inventory levels and other backup procedures.

Incremental costs, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, are charged to expense as incurred. Total Year 2000 costs, including BCP costs, are expected to total approximately $90 million, of which 86% has been spent to date. Additional information pursuant to the Company's preparation for Year 2000 is incorporated by reference to Financial Review, Year 2000, which appears on pages 22-23 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

     The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 1999, and has done or will do so in other contexts, relating to volume growth, increases in market shares, Year 2000 compliance, financial goals and cost reduction, among others.

     These forward-looking statements represent challenging goals for the Company and are based on certain assumptions and estimates regarding the worldwide economy, technological innovation, competitive activity, pricing, currency movements, product introductions, governmental action and the development of certain markets. Among the key factors necessary to achieve the Company's goals are: (1) the achievement of lower costs and increases in reliability and capacity utilization, resulting from simplification and standardization and Organization 2005; (2) the ability to improve revenue and profitability despite high levels of competitive activity around the world, and economic volatility in emerging markets; (3) the ability to maintain key customer relationships in important developed markets; (4) the continuation of substantial growth in significant developing markets such as China, Mexico, Brazil and the countries of Central and Eastern Europe; (5) the ability to successfully manage regulatory, tax and legal matters, (6) the ability to continue technological innovation; (7) the timely resolution of the Year 2000 issue by the Company and its customers and suppliers; and (8) the ability to react to the introduction of the euro currency in Europe, including the ability to successfully compete in Europe. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     The information required by this item is incorporated by reference to Financial Review, which appears on pages 14-23, and Note 6 Risk Management Activities, which appears on pages 36-37 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

Item 8.  Financial Statements and Supplemental Data
         ------------------------------------------

     The financial statements and supplemental data are incorporated by reference to pages 27-42 of the Annual Report to Shareholders for the fiscal year ended June 30, 1999.

Item 9. Disagreements on Accounting and Financial Disclosure
        ----------------------------------------------------

     Not applicable.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
         --------------------------------

     The information required by this item is incorporated by reference to pages 2-8 and 22 of the proxy statement filed since the close of the fiscal year ended June 30, 1999, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation
         ----------------------

     The information required by this item is incorporated by reference to pages 8-18 of the proxy statement filed since the close of the fiscal year ended June 30, 1999, pursuant to Regulation 14A which involved the election of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The information required by this item is incorporated by reference to pages 19-21 of the proxy statement filed since the close of the fiscal year ended June 30, 1999, pursuant to Regulation 14A which involved the election of directors.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The information required by this item is incorporated by reference to page 22 of the proxy statement filed since the close of the fiscal year ended June 30, 1999, pursuant to Regulation 14A which involved the election of directors.


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

                  -  Report of independent accountants

                  - Consolidated statements of earnings -- for years ended June 30, 1999, 1998 and 1997

                  -  Consolidated balance sheets -- as of June 30, 1999 and 1998

                  - Consolidated statements of shareholders' equity -- for years ended June 30, 1999, 1998 and 1997

                  - Consolidated statements of cash flows -- for years ended June 30, 1999, 1998 and 1997

                  -  Notes to consolidated financial statements

              2.  Financial Statement Schedules:

                  These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

              3.  Exhibits:

                  Exhibit (3-1) -- Amended Articles of Incorporation
                                   (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

                          (3-2)  -- Regulations (Incorporated by reference to
                                    Exhibit (3-2) of the Company's Quarterly
                                    Report on Form 10-Q for the quarter ended
                                    September 30, 1998).

                  Exhibit (4)    -- Registrant agrees to file a copy of
                                    documents defining the rights of holders of long-term debt upon request of the Commission.

                  Exhibit (10-1) -- The Procter & Gamble 1992 Stock Plan (as
                                    amended January 12, 1999) which was adopted by the shareholders at the annual meeting on October 13, 1992.

                          (10-2) -- The Procter & Gamble 1983 Stock Plan (as
                                    amended May 11, 1993) which was adopted by the shareholders at the annual meeting on October 11, 1983 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended
                                    June 30, 1998).

                          (10-3) -- The Procter & Gamble Executive Group Life
                                    Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended
                                    June 30, 1998).

                          (10-4) -- Additional Remuneration Plan (as amended
                                    June 12, 1990) which was adopted by the
                                    Board of Directors on April 12, 1949
                                    (Incorporated by reference to Exhibit (10-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

                          (10-5) -- The Procter & Gamble Deferred Compensation
                                    Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

                          (10-6) -- The Procter & Gamble Board of Directors
                                    Charitable Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

                          (10-7) -- The Procter & Gamble 1993 Non-Employee
                                    Directors' Stock Plan (as amended
                                    January 12, 1999), which was adopted by
                                    the shareholders at the annual meeting on October 11, 1994, and which was amended on January 10, 1995, by the Board of Directors, and ratified by the shareholders at the annual meeting on October 10, 1995, and which was further amended by the Board of Directors on June 11, 1996 to be effective on January 1, 1997, and which was also amended on August 22, 1997 for the 2-for-1 stock split.

                          (10-8) -- Richardson-Vicks Inc. Special Stock
                                    Equivalent Incentive Plan which was
                                    authorized by the Board of Directors of The
                                    Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985.

                          (10-9) -- The Procter & Gamble Executive Group Life
                                    Insurance Policy (Additional Policy)
                                    (Incorporated by reference to Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

                  Exhibit (11)   -- Computation of earnings per share.

                  Exhibit (12)   -- Computation of ratio of earnings to fixed
                                    charges.

                  Exhibit (13)   -- Annual Report to Shareholders (inside front
                                    cover, pages 1-8, 10-11, 14-23, 27-42, and
                                    48).

                  Exhibit (21)   -- Subsidiaries of the registrant.

                  Exhibit (23)   -- Consent of Deloitte & Touche LLP.

                  Exhibit (27)   -- Financial Data Schedule.

                  Exhibit (99-1) -- Directors and Officers Liability Policy
                                    (Incorporated by reference to Exhibit (99-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/02).

                          (99-2) -- Directors and Officers (First) Excess
                                    Liability Policy (Incorporated by reference to Exhibit (99-2) of the Company's Annual Report on Form 10-K for the year ended
                                    June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

                          (99-3) -- Directors and Officers (Second) Excess
                                    Liability Policy (Incorporated by reference to Exhibit (99-3) of the Company's Annual Report on Form 10-K for the year ended
                                    June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

                          (99-4) -- Directors and Officers (Third) Excess
                                    Liability Policy (Incorporated by reference to Exhibit (99-4) of the Company's Annual Report on Form 10-K for the year ended
                                    June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

                          (99-5) -- Directors and Officers (Fourth) Excess
                                    Liability Policy (Incorporated by reference to Exhibit (99-5) of the Company's Annual Report on Form 10-K for the year ended
                                    June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

                          (99-6) -- Fiduciary Responsibility Insurance
                                    (Incorporated by reference to Exhibit (99-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

                The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201

         B.   Reports on Form 8-K:

              The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 entitled "Joint Press Release by The Procter & Gamble Company and the Iams Company regarding the purchase of Iams by P&G" dated August 11, 1999.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

                                         THE PROCTER & GAMBLE COMPANY

                                         By           DURK I. JAGER
                                            -----------------------------------
                                                      Durk I. Jager
                                            Chairman of the Board, President
                                                   and Chief Executive

September 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                            Title                         Date
        ---------                            -----                         ----

   DURK I. JAGER                 Chairman of the Board, President              |
----------------------------     and Chief Executive                           |
   (Durk I. Jager)               (Principal Executive Officer)                 |
                                                                               |
   CLAYTON C. DALEY, JR.         Chief Financial Officer                       |
----------------------------     (Principal Financial Officer)                 |
   (Clayton C. Daley, Jr.)                                                     |
                                                                               |
   DAVID R. WALKER               Vice President and Comptroller                |
----------------------------     (Principal Accounting Officer)                |
   (David R. Walker)                                                           |
                                                                               |
   EDWIN L. ARTZT                                                              |
---------------------------      Director                                      |
   (Edwin L. Artzt)                                                            |
                                                                               |
   NORMAN R. AUGUSTINE                                                         |
----------------------------     Director                                      |
   (Norman R. Augustine)                                                       |
                                                                               |
   DONALD R. BEALL                                                             |
----------------------------     Director                                      |
   (Donald R. Beall)                                                           |
                                                                               |
   GORDON F. BRUNNER                                                           |
----------------------------     Director                                      |
   (Gordon F. Brunner)                                                         |
                                                                               |
                                                                               |
----------------------------     Director                                      |
   (Richard B. Cheney)                                                         |
                                                                               |
   RICHARD J. FERRIS                                                           |
----------------------------     Director                                      |
   (Richard J. Ferris)                                                         |
                                                                               |
   JOSEPH T. GORMAN                                                            |
----------------------------     Director                    September 14, 1999|
   (Joseph T. Gorman)                                                          |
                                                                               |
   CHARLES R. LEE                                                              |
----------------------------     Director                                      |
   (Charles R. Lee)                                                            |
                                                                               |
   LYNN M. MARTIN                                                              |
----------------------------     Director                                      |
   (Lynn M. Martin)                                                            |
                                                                               |
   JOHN E. PEPPER                                                              |
----------------------------     Director                                      |
   (John E. Pepper)                                                            |
                                                                               |
   JOHN C. SAWHILL                                                             |
----------------------------     Director                                      |
   (John C. Sawhill)                                                           |
                                                                               |
   JOHN F. SMITH, JR.                                                          |
----------------------------     Director                                      |
   (John F. Smith, Jr.)                                                        |
                                                                               |
   RALPH SNYDERMAN                                                             |
----------------------------     Director                                      |
   (Ralph Snyderman)                                                           |
                                                                               |
   ROBERT D. STOREY                                                            |
----------------------------     Director                                      |
   (Robert D. Storey)                                                          |
                                                                               |
   MARINA v.N. WHITMAN                                                         |
----------------------------     Director                                      |
   (Marina v.N. Whitman)                                                       |
                                                                           -----



                                  EXHIBIT INDEX
                                  -------------


Exhibit (3-1)  -- Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

        (3-2)  -- Regulations (Incorporated by reference to Exhibit (3-2) of the
                  Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit (4)    -- Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) -- The Procter & Gamble 1992 Stock Plan (as amended January 12,
                  1999) which was adopted by the shareholders at the annual meeting on October 13, 1992.

        (10-2) -- The Procter & Gamble 1983 Stock Plan (as amended May 11, 1993) which was adopted by the shareholders at the annual meeting on October 11, 1983 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

        (10-3) -- The Procter & Gamble Executive Group Life Insurance Policy
                  (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

        (10-4) -- Additional Remuneration Plan (as amended June 12, 1990) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

        (10-5) -- The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1998).

        (10-6) -- The Procter & Gamble Board of Directors Charitable Gifts
                  Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

        (10-7) -- The Procter & Gamble 1993 Non-Employee Directors' Stock Plan
                  (as amended January 12, 1999), which was adopted by the shareholders at the annual meeting on October 11, 1994, and which was amended on January 10, 1995, by the Board of Directors, and ratified by the shareholders at the annual meeting on October 10, 1995, and which was further amended by the Board of Directors on June 11, 1996 to be effective on January 1, 1997, and which was also amended on August 22, 1997 for the 2-for-1 stock split.

        (10-8) -- Richardson-Vicks Inc. Special Stock Equivalent Incentive Plan which was authorized by the Board of Directors of The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985.

        (10-9) -- The Procter & Gamble Executive Group Life Insurance Policy
                  (Additional Policy) (Incorporated by reference to Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

Exhibit (11)   -- Computation of earnings per share.

Exhibit (12)   -- Computation of ratio of earnings to fixed charges.

Exhibit (13)   -- Annual Report to Shareholders (inside front cover, pages 1-8,
                  10-11, 14-23, 27-42, and 48).

Exhibit (21)   -- Subsidiaries of the registrant.

Exhibit (23)   -- Consent of Deloitte & Touche LLP.

Exhibit (27)   -- Financial Data Schedule.

Exhibit (99-1) -- Directors and Officers Liability Policy (Incorporated by
                  reference to Exhibit (99-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/02).

        (99-2) -- Directors and Officers (First) Excess Liability Policy
                  (Incorporated by reference to Exhibit (99-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

        (99-3) -- Directors and Officers (Second) Excess Liability Policy
                  (Incorporated by reference to Exhibit (99-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

        (99-4) -- Directors and Officers (Third) Excess Liability Policy
                  (Incorporated by reference to Exhibit (99-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

        (99-5) -- Directors and Officers (Fourth) Excess Liability Policy
                  (Incorporated by reference to Exhibit (99-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/00).

        (99-6) -- Fiduciary Responsibility Insurance (Incorporated by reference to Exhibit (99-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/00).