Form 10-Q
period 1999-09-30
PROCTER & GAMBLE CO
filed 1999-11-05
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1999   Commission file number 1-434


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


                              Yes X      No   .


There were 1,314,171,455 shares of Common Stock outstanding as of October 31, 1999.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 1999 and 1998, the Condensed Consolidated Balance Sheets as of September 30, 1999 and June 30, 1999, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998 follow. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in Millions Except Per Share Amounts

                                      Three Months Ended
                                         September 30
                                      1999        1998
                                     -------     -------
NET SALES                            $ 9,919     $ 9,510
  Cost of products sold                5,206       5,142
  Marketing, research, and
    administrative expenses            2,866       2,494
                                     -------     -------

OPERATING INCOME                       1,847       1,874
  Interest expense                       147         157
  Other income, net                       45          50
                                     -------     -------

EARNINGS BEFORE INCOME TAXES           1,745       1,767
  Income taxes                           598         600
                                     -------     -------

NET EARNINGS                         $ 1,147     $ 1,167
                                     =======     =======

PER COMMON SHARE:
  Basic net earnings                 $  0.85     $  0.86
  Diluted net earnings               $  0.80     $  0.80
  Dividends                          $ 0.320     $ 0.285

AVERAGE COMMON SHARES                1,435.2     1,454.5
  OUTSTANDING - DILUTED



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
Amounts in Millions
                                                           September 30        June 30
                                                                1999             1999
                                                           ------------      ------------
                                   ASSETS
                                   ------
CURRENT ASSETS
  Cash and cash equivalents                                $ 2,123           $ 2,294
  Investment securities                                        348               506
  Accounts receivable                                        3,221             2,940
  Inventories
    Materials and supplies                                   1,278             1,176
    Work in process                                            418               375
    Finished products                                        1,953             1,787
  Deferred income taxes                                        576               621
  Prepaid expenses and other current assets                  1,909             1,659
                                                           ------------      ------------

TOTAL CURRENT ASSETS                                        11,826            11,358

PROPERTY, PLANT AND EQUIPMENT                               22,734            21,400
LESS ACCUMULATED DEPRECIATION                                9,455             8,774
                                                           ------------      ------------

TOTAL PROPERTY, PLANT AND EQUIPMENT                         13,279            12,626

GOODWILL AND OTHER INTANGIBLE ASSETS                         8,837             6,822
OTHER NON-CURRENT ASSETS                                     1,382             1,307
                                                           ------------      ------------

  TOTAL ASSETS                                             $35,324           $32,113
                                                           ============      ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                 $ 7,759           $ 7,611
  Debt due within one year                                   4,916             3,150
                                                           ------------      ------------

TOTAL CURRENT LIABILITIES                                   12,675            10,761

LONG-TERM DEBT                                               7,212             6,231

DEFERRED INCOME TAXES                                          523               362

OTHER NON-CURRENT LIABILITIES                                2,562             2,701
                                                           ------------      ------------

TOTAL LIABILITIES                                           22,972            20,055

SHAREHOLDERS' EQUITY
  Preferred stock                                            1,768             1,781
  Common stock-shares outstanding - Sept. 30  1,315.7        1,316
                                  - June 30   1,319.8                          1,320
  Additional paid-in capital                                 1,432             1,337
  Reserve for ESOP debt retirement                          (1,531)           (1,552)
  Accumulated comprehensive income                          (1,513)           (1,606)
  Retained earnings                                         10,880            10,778
                                                           ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                                  12,352            12,058
                                                           ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $35,324           $32,113
                                                           ============      ============



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of Dollars                                        Three Months Ended
                                                              September 30
                                                           1999           1998
                                                           --------       -------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               $ 2,294        $ 1,549

OPERATING ACTIVITIES
  Net earnings                                               1,147          1,167
  Depreciation and amortization                                518            399
  Deferred income taxes                                        191             81
  Change in:
    Accounts receivable                                       (256)          (140)
    Inventories                                               (294)          (189)
    Accounts payables and accruals                             392            138
    Other operating assets & liabilities                      (350)          (270)
  Other                                                         (1)             5
                                                           --------       --------

TOTAL OPERATING ACTIVITIES                                   1,347          1,191
                                                           --------       --------

INVESTING ACTIVITIES
  Capital expenditures                                        (684)          (440)
  Proceeds from asset sales and retirements                     98            137
  Acquisitions                                              (2,797)             0
  Change in investment securities                              169             70
                                                           --------       --------

TOTAL INVESTING ACTIVITIES                                  (3,214)          (233)
                                                           --------       --------

FINANCING ACTIVITIES
  Dividends to shareholders                                   (452)          (406)
  Change in short-term debt                                  1,965            841
  Additions to long-term debt                                1,007            765
  Reduction of long-term debt                                 (265)          (105)
  Proceeds from stock options                                   45             28
  Purchase of treasury shares                                 (601)        (1,078)
                                                           --------       --------

TOTAL FINANCING ACTIVITIES                                   1,699             45
                                                           --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                          (3)           (12)
                                                           --------       --------

CHANGE IN CASH AND CASH EQUIVALENTS                           (171)           991
                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,123        $ 2,540
                                                           ========       ========



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, and net unrealized gains and losses on securities. Total comprehensive income for the three months ended September 30, 1999 and 1998 was $1,240 million and $1,254 million, respectively.

3.   Segment Information:

Effective July 1, 1999, the Company moved from a geographic region structure to product-based Global Business Units, which are responsible for all strategic, manufacturing and sourcing activities. Consistent with this, segment reporting has been changed to reflect the following product-based segments: Fabric and Home Care, Paper, Beauty Care, Food and Beverage and Health Care. Prior year information has been restated to conform with current year presentation. The basis for presenting segment results generally is consistent with overall company reporting. The primary difference relates to presentation of partially-owned operations, which are presented based on 100% ownership basis. The adjustment for this is included in Corporate & Other, which additionally also includes certain financing and investment activities, goodwill amortization, charges related to Organization 2005, and other general corporate income and expense items.

Amounts in Millions

Three Months        Fabric
   Ended            & Home                Health     Beauty      Food &      Corporate
September 30         Care      Paper      Care        Care      Beverage      & Other      Total
                    ------     ------     ------     ------     --------     ---------     -----
Net Sales
  1999              $3,160     $3,012     $799       $1,820     $1,209       $ (81)        $9,919
  1998               2,915      3,077      692        1,823      1,154        (151)         9,510

Earnings Before
Income Taxes
  1999              $  774     $  575     $147       $  357     $  169       $(277)        $1,745
  1998                 708        616      117          379        130        (183)         1,767

Net Earnings
  1999              $  484     $  343     $ 91       $  225     $  106       $(102)        $1,147
  1998                 442        352       70          235         79         (11)         1,167



Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported net earnings of $1.15 billion or $0.80 per diluted share for the quarter ended September 30, 1999. These results include charges related to the Company's Organization 2005 program, which was announced last June. This multi-year program is associated with the Company's reorganization to product-based Global Business Units, as described more fully below.

Core net earnings per diluted share, which exclude the Organization 2005 costs, were $0.88, a ten percent increase over the first quarter of last year. Core net earnings were $1.27 billion, excluding $120 million after tax in charges related to Organization 2005. This solid progress reflects a continued cost-containment focus in the face of significant initiative investments that yielded initial results in the first quarter and laid the foundation for future growth.

Reported net sales for the first quarter were a record $9.92 billion, up four percent. Net sales grew five percent, excluding a one percent impact of negative exchange rates, primarily the euro and the Brazilian real. Unit volume grew two percent. New premium-priced initiatives and product upgrades boosted sales ahead of volume.

Gross margin was 47.5 percent for the current quarter compared to 45.9 percent in the same quarter of the prior year and 44.8 percent for the full fiscal year ended June 30, 1999. Included in Cost of Product Sold is $105 million before tax related to Organization 2005. Gross margin was positively impacted this quarter by improved pricing, product mix, and lower manufacturing expenses.

Operating margin was 18.6 percent for the quarter compared to 19.7 percent in the same quarter a year ago and 16.4 percent for the prior fiscal year. Excluding $160 million before tax in Organization 2005 charges, operating margin was 20.2 percent, primarily due to gross margin improvement.

Following are highlights by business segment:

FABRIC AND HOME CARE
--------------------
As the Company's biggest and fastest-growing business unit, Fabric and Home Care set the pace for the Company's results. Net sales grew eight percent to $3.16 billion on four percent unit volume growth supplemented by the launch of higher-margin initiatives and product upgrades. Currency impacts depressed sales by one percent. The recent launches of Swiffer and Dryel in North America and strong base business results drove volume gains. Share-building initiative activity in Northeast Asia spurred double-digit volume growth in the geography. Ariel tablets performed well after their spring launch in the United Kingdom and are currently being expanded in Western Europe. Net earnings grew ten percent to $484 million, reflecting volume growth and improved pricing, despite continued initiative investment and the impact of unfavorable currency movements, particularly the euro.

PAPER
-----
The Paper business demonstrated strong volume gains on certain key brands, behind an upgrade on Charmin and increased capacity on Bounty and Charmin. These results were mitigated by significant competitive activity, particularly in diapers and feminine care products. Excluding a two percent impact from the Attends divestiture, volume and net sales were stable for the quarter, with net sales at $3.01 billion. On the base business, successful pricing measures on certain brands and markets were offset by negative currency impacts. Despite the improved pricing, chiefly behind product upgrades in diapers, increased spending in a difficult competitive environment resulted in net earnings of $343 million, a two percent decline.

FOOD AND BEVERAGE
-----------------
Food and Beverage posted a strong first quarter. Geographical expansion in both snacks and juice helped push sales up five percent to $1.21 billion, on comparable unit volume growth. A slate of new initiatives in North America, including Folgers Whole Bean, Pringles Twin Pack, Sunny Delight Eclipse, and Jif Smooth Sensations, along with the expansion of Pringles and Sunny Delight across Western Europe, drove the volume growth. Earnings grew 35 percent to $106 million, behind the volume gains on the base business, higher-margin initiatives, and improved gross margin.

BEAUTY CARE
-----------
During the first quarter, Beauty Care continued to see benefits from the launch of Oil of Olay Cosmetics, as well as a number of other premium initiatives. Premium initiatives, as well as favorable currency impacts in Northeast Asia, helped offset a three percent unit volume decline to maintain sales in line with year-ago levels at $1.82 billion. Currency effects contributed one percent to the sales increase. Volume comparisons reflect strong year-ago results and the current competitive environment, primarily for hair care in key European markets. Western Europe results were negatively impacted by the recent introduction of new trade terms in France and the prior year divestiture of certain minor brands. Volume also was impacted by economic sluggishness in China that dampened consumption and certain trade inventory adjustments in advance of current quarter pricing actions. Net earnings were $225 million, down four percent as volume declines and initiative spending offset pricing improvements.

HEALTH CARE
-----------
Health Care segment results included the integration of the newly acquired pet health and nutrition business, The Iams Company, in September, 1999. Net sales increased 16 percent to $799 million on seven percent unit volume growth, primarily reflecting the Iams acquisition. Negative exchange impacts reduced sales by one percent for the quarter. Net earnings were $91 million, a 29 percent increase over the prior year. The overall segment earnings reflect the benefits of favorable pricing and increased licensing and divestiture activity, which more than offset continued investment behind future initiatives and product upgrades.

CORPORATE
---------
The Corporate segment includes certain financing and investing activities, other general corporate income and expense items, segment eliminations, and Organization 2005 costs which amounted to $120 million after tax for the July-September, 1999 quarter.

FINANCIAL CONDITION
-------------------
Total debt increased $2.7 billion since June 30, 1999. The incremental debt was used primarily to fund the previously announced share repurchase program and the acquisition of The Iams Company, which was completed August 31, 1999.

YEAR 2000 UPDATE
----------------
As outlined in the 10-K for the year ended June 30, 1999, the Company has substantially completed its program to address the possible exposures related to the impact on its computer systems of the Year 2000. These plans have not changed materially in terms of scope or estimated costs to complete, and have progressed according to previously identified time schedules.

Implementation of required changes to critical systems is complete. Testing and certification of critical systems, which includes review of documented remediation work and test results by technical experts, key users, and a central project team, was successfully completed by September 30, 1999. The focus in this area is now on maintaining Year 2000 readiness. The Company's risk management program, which was expanded to include the Year 2000 Business Continuity Plan (BCP), was completed by October 31, 1999, consistent with previously identified time schedules. The objectives of the BCP are twofold: 1) to ensure business-critical processes are protected from disruption and will continue to function during and after the year 2000; and, 2) to ensure the Company's ability to produce an acceptable level of products and services is safeguarded in the event of failures of external systems and services. The BCP includes, for example, identification of alternative suppliers or customers, possible increases in safety inventory levels and other backup procedures.

Businesses and assets acquired by the Company after June 30, 1999 but prior to the end of 1999 are subjected by the Company to a Year 2000 assessment process and, where feasible, representations as to Year 2000 readiness are obtained from the seller. Post-closing, the Company will take such actions as it considers necessary regarding Year 2000 readiness, including modification or remediation work and testing.

Incremental costs related to Year 2000 efforts, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving and maintaining Year 2000 compliance, are charged to expense as incurred. Costs are expected to total approximately $90 million, of which over 90% has been spent through September 30, 1999.

The Company is taking all reasonable steps to prevent major interruptions in the business due to Year 2000 issues. The effect, if any, on the Company's financial statements if the Company, its customers, its suppliers, or the public sector are not fully Year 2000 compliant is not reasonably estimable. The Company believes, however, that the successful completion of its Year 2000 project will significantly reduce the risk of a major business interruption due to Year 2000 failures. Additionally, the Company's broad base of customers and suppliers and the worldwide nature of its operations is expected to mitigate any Year 2000 risks.

ORGANIZATION 2005 UPDATE
------------------------
On June 9, 1999, the Company announced an Organization 2005 program that is an integral part of the broader 2005 initiative, which includes a realignment of the organization structure, work processes and culture designed to accelerate growth by streamlining management decision-making, manufacturing and other work processes. These changes are intended to increase the Company's ability to innovate and bring initiatives to global markets more quickly. In order to implement the program's structural changes and achieve the benefits of faster growth, the Company needs to make a number of structural changes to both its administrative and manufacturing operations.

Charges related to Organization 2005 consist primarily of costs related to the consolidation of manufacturing facilities (including accelerated depreciation, asset writedowns and contract termination costs) and employee separation costs. During the quarter ended September 30, 1999, the Company recorded expenses totaling $160 million before tax related to Organization 2005, as detailed in the following table:


ORGANIZATION 2005 JULY-SEPTEMBER, 1999 CHARGES (BEFORE TAX)
-----------------------------------------------------------
                                                            Cash         Amount
                                              Total        Spent        Charged
                             Beginning         New         During       Against       Ending
                              Reserves       Charges       Period        Assets      Reserves
                              --------       -------       ------        ------      --------
Employee separations            $35            $ 47         $(12)         $--          $70
Asset write-downs                --               2           --            (2)         --
Accelerated depreciation         --             100           --          (100)         --
Other                             9              11           (6)           (2)         12
                                ---            ----         -----         -----        ---
                                 44             160          (18)         (104)         82


Organization 2005 charges are included in the Company's cost of products sold ($105 million) and in marketing, research and administrative expenses ($55 million), and are included in Corporate & Other in the Company's segment reporting disclosure. The underlying plant closures and consolidations will impact all regions and product segments. The planned plant closures and consolidations will not all be executed immediately due to either capacity or logistics constraints.

Employee separation charges in July-September, 1999 relate to severance packages for approximately 700 people, representing primarily administrative employees in North America, Asia, Europe, Middle East and Africa. The predominantly voluntary packages are formula-driven, based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer in accordance with P&G policy for such programs. On average, net enrollment is expected to decline by approximately 75% of total separations, as some terminations will be partially offset through increased enrollment at remaining sites. Of total separations expected through fiscal 2001, approximately half will take place in manufacturing with the balance in administrative functions. Separation costs related to manufacturing employees are included in cost of products sold, while those for administrative employees are reported in marketing, research and administrative expenses.

Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization and closures that will occur primarily over the next three years as a result of the Organization 2005 program. The Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation. The majority of accelerated depreciation recorded in the July-September, 1999 quarter is concentrated in the Paper segment and reflects the standardization of manufacturing and other work processes being undertaken in that segment.

Other costs include primarily relocation and training costs, as well as other Organization 2005-related expenses. Such costs are expensed as incurred.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 1999 Annual Meeting of Shareholders held on October 12, 1999, the following action was taken:

The following Directors were elected for terms of office expiring in 2002:

                                                                            BROKER NON-
                        VOTES FOR       VOTES WITHHELD     ABSTENTIONS*       VOTES*
                      -------------     --------------     ------------     -----------
Donald R. Beall       1,204,249,875        8,046,622           N/A              N/A
Gordon F. Brunner     1,201,356,980       10,939,517           N/A              N/A
Richard B. Cheney     1,203,346,454        8,950,043           N/A              N/A
Durk I. Jager         1,200,494,695       11,801,802           N/A              N/A
Charles R. Lee        1,203,914,387        8,382,110           N/A              N/A

* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2000, was approved by the shareholders. The shareholders cast 1,201,941,481 votes in favor of this proposal and 6,590,219 votes against. There were 3,772,827 abstentions.

A proposal by the Board of Directors to ratify and approve certain grants of stock options or stock appreciation rights was approved by the shareholders. The proposal, reflecting the Compensation Committee's recommendation to encourage executive participants to hold their stock options for a longer period, requested that all outstanding grants of conditional stock options with a life of more than ten years to the Chief Executive or to any other executive officer subject to Section 162 (m) of the Internal Revenue Code and subject to U.S. taxes be approved, have conditions removed, and have a maximum life of no more than fifteen years from the date of grant. The shareholders cast 1,108,929,577 votes in favor of this proposal and 90,198,842 votes against. There were 13,171,228 abstentions.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal sought to reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 416,736,482 votes in favor of the resolution and 614,231,103 against. There were 18,201,527 abstentions and 163,135,416 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

     (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     (11)     Computation of Earnings per Share.

     (12)     Computation of Ratio of Earnings to Fixed Charges.

     (27)     Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") dated August 11, 1999, entitled "Joint Press Release by The Procter & Gable Company and The Iams Company Regarding the Purchase of Iams by P&G."



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  November 5, 1999



                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER                                                      PAGE NUMBER
--------------                                                      -----------
(3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual
      Report on Form 10-K for the year ended June 30, 1998).

(3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

(11)  Computation of Earnings per Share.

(12)  Computation of Ratio of Earnings to Fixed Charges.

(27)  Financial Data Schedule.