Form 10-Q
period 1999-12-31
PROCTER & GAMBLE CO
filed 2000-01-27
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended December 31, 1999 Commission file number 1-434


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

                              Yes X       No .


     There were 1,315,714,296 shares of Common Stock outstanding as of December 31, 1999.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Condensed Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 1999 and 1998, the Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 1999, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998 follow. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts

                                        Three Months Ended     Six Months Ended
                                           December 31           December 31
                                        ------------------     ----------------
                                         1999       1998       1999       1998
                                        -------    -------    -------    -------

NET SALES                               $10,588    $ 9,934    $20,507    $19,444
  Cost of products sold                   5,563      5,332     10,769     10,474
  Marketing, research, and
    administrative expenses               3,183      2,765      6,049      5,259
                                        -------    -------    -------    -------

OPERATING INCOME                          1,842      1,837      3,689      3,711
  Interest expense                          178        166        325        323
  Other income, net                          51         60         96        110
                                        -------    -------    -------    -------

EARNINGS BEFORE INCOME TAXES              1,715      1,731      3,460      3,498
  Income taxes                              589        589      1,187      1,189
                                        -------    -------    -------    -------

NET EARNINGS                            $ 1,126    $ 1,142    $ 2,273    $ 2,309
                                        =======    =======    =======    =======

PER COMMON SHARE:
  Basic net earnings                    $  0.83    $  0.84    $  1.68    $  1.70
  Diluted net earnings                  $  0.78    $  0.78    $  1.58    $  1.58
  Dividends                             $ 0.320    $ 0.285    $ 0.640    $ 0.570

AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                                       1,434.8    1,451.4



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS

Amounts in Millions

                                                          December 31    June 30
                                                             1999         1999
                                                            -------      -------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                 $ 2,044      $ 2,294
  Investment securities                                         230          506
  Accounts receivable                                         3,576        2,940
  Inventories
    Materials and supplies                                    1,374        1,176
    Work in process                                             416          375
    Finished products                                         1,969        1,787
  Deferred income taxes                                         401          621
  Prepaid expenses and other current assets
                                                              2,064        1,659
                                                            -------      -------

TOTAL CURRENT ASSETS
                                                             12,074       11,358

PROPERTY, PLANT AND EQUIPMENT                                22,958       21,400
LESS ACCUMULATED DEPRECIATION
                                                              9,569        8,774
                                                            -------      -------

TOTAL PROPERTY, PLANT AND EQUIPMENT
                                                             13,389       12,626

GOODWILL AND OTHER INTANGIBLE ASSETS                          9,015        6,822
OTHER NON-CURRENT ASSETS
                                                              1,523        1,307
                                                            -------      -------

       TOTAL ASSETS                                         $36,001      $32,113
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                  $ 6,862      $ 7,611
  Debt due within one year
                                                              4,779        3,150
                                                            -------      -------

TOTAL CURRENT LIABILITIES                                    11,641       10,761

LONG-TERM DEBT                                                8,703        6,231

DEFERRED INCOME TAXES                                           489          362

OTHER NON-CURRENT LIABILITIES                                 2,467        2,701
                                                            -------      -------

TOTAL LIABILITIES                                            23,300       20,055

SHAREHOLDERS' EQUITY
  Preferred stock                                             1,758        1,781
  Common stock-shares outstanding -  Dec 31   1,315.7         1,316
                                     June 30  1,319.8                      1,320
  Additional paid-in capital                                  1,529        1,337
  Reserve for ESOP debt retirement                           (1,530)      (1,552)
  Accumulated comprehensive income                           (1,656)      (1,606)
  Retained earnings                                          11,284       10,778
                                                            -------      -------

TOTAL SHAREHOLDERS' EQUITY                                   12,701       12,058
                                                            -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $36,001      $32,113
                                                            =======      =======



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Millions
                                                Six Months Ended
                                                  December 31
                                               ------------------
                                                1999      1998
                                               -------   --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR   $ 2,294    $ 1,549

OPERATING ACTIVITIES
  Net earnings                                   2,273      2,309
  Depreciation and amortization                  1,081        841
  Deferred income taxes                            318         58
  Change in:
    Accounts receivable                           (548)      (441)
    Inventories                                   (360)       (69)
    Accounts payables and accruals                (845)       207
    Other operating assets & liabilities          (533)      (651)
  Other                                            119       (269)
                                               -------    -------

TOTAL OPERATING ACTIVITIES                       1,505      1,985
                                               -------    -------

INVESTING ACTIVITIES
  Capital expenditures                          (1,452)
  Proceeds from asset sales and retirements        109        436
  Acquisitions                                  (3,082)      (107)
  Change in investment securities                  254        173
                                               -------    -------

TOTAL INVESTING ACTIVITIES                      (4,171)      (628)
                                               -------    -------

FINANCING ACTIVITIES
  Dividends to shareholders                       (900)      (814)
  Change in short-term debt                      1,816        631
  Additions to long-term debt                    2,534        842
  Reduction of long-term debt                     (269)      (264)
  Proceeds from stock options                      109         85
  Purchase of treasury shares                     (876)
                                               -------    -------

TOTAL FINANCING ACTIVITIES                       2,414       (812)
                                               -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                               2          0

CHANGE IN CASH AND CASH EQUIVALENTS               (250)       545
                                               -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 2,044    $ 2,094
                                               =======    =======



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, and net unrealized gains and losses on securities. Total comprehensive income for the three months ended December 31, 1999 and 1998 was $983 and $1,295, respectively. For the six months ended December 31, 1999 and 1998 total comprehensive income was $2,223 and $2,549, respectively.

3. Segment Information - The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to presentation of partially-owned operations, which are presented in the operating segments on a 100% basis. The adjustment to ownership basis is included in Corporate & Other, which also includes certain financing and investment activities, goodwill amortization, charges related to the Organization 2005 program, and other general corporate income and expense items.

Three Months Ended              Fabric &              Health    Beauty     Food &    Corporate &
December 31                    Home Care    Paper      Care      Care     Beverage      Other       Total
                               ---------    -------   -------   -------   --------   -----------   -------
Net Sales
  1999                           $ 3,168    $ 3,181   $ 1,074   $ 1,903    $ 1,321      $   (59)   $10,588
  1998                             2,883      3,160       799     1,962      1,266         (136)     9,934

Earnings Before Income Taxes
  1999                               653        498       202       420        219         (277)     1,715
  1998                               608        591       116       437        181         (202)     1,731

Net Earnings
  1999                               405        293       125       273        137         (107)     1,126
  1998                               379        343        80       273        112          (45)     1,142


Six Months Ended                Fabric &              Health    Beauty     Food &    Corporate &
December 31                    Home Care    Paper      Care      Care     Beverage      Other       Total
                               ---------    -------   -------   -------   --------   -----------   -------
Net Sales
  1999                           $ 6,328    $ 6,193   $ 1,874   $ 3,722    $ 2,530      $  (140)   $20,507
  1998                             5,798      6,236     1,490     3,785      2,420         (285)    19,444

Earnings Before Income Taxes
  1999                             1,427      1,073       349       777        388         (554)     3,460
  1998                             1,316      1,207       232       816        311         (384)     3,498

Net Earnings
  1999                               890        637       215       498        243         (210)     2,273
  1998                               821        695       150       509        190          (56)     2,309



Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported net earnings of $1.1 billion or $0.78 per diluted share for the quarter ended December 31, 1999, including charges of $137 million related to its Organization 2005 program. Organization 2005 is the Company's multi-year initiative designed to accelerate growth by increasing innovation and speed to market. The objective of the program is to increase long-term sales growth to six-to-eight percent annually and increase growth in core net earnings per share to 13 to 15 percent over a five year period.

Core net earnings per diluted share, which exclude Organization 2005 costs, were $0.88, a 13 percent increase over the second quarter of last year.

Net sales increased seven percent to a record $10.6 billion. Sales growth, resulting from faster speed to market with initiatives and a greater strategic focus from the Organization 2005 program, represented the largest quarterly increase since 1997. Exchange rates, primarily Western Europe and Brazil partially offset by Japan, negatively impacted sales by two percentage points. Unit volume grew six percent, reflecting continued initiative activity around the world, base business growth and acquisitions.

For the first six months, reported net earnings were $2.3 billion, or $1.58 per diluted share. Worldwide sales grew five percent to $20.5 billion, including a two percent impact from unfavorable exchange rates on four percent unit volume growth. Core net earnings were $2.5 billion, while core diluted net earnings per share grew 11 percent to $1.76.

Gross margin was 47.5 percent for the current quarter compared to 46.3 percent in the same quarter of the prior year and 44.8 percent for the full fiscal year ended June 30, 1999. Included in Cost of Products Sold is $110 million before tax related to Organization 2005. Excluding Organization 2005 costs, core gross margin reached 48.5 percent. Gross margin improvement this quarter reflected continued focus on cost control, improved pricing and shifts towards premium products.

Operating margin was 17.4 percent for the quarter compared to 18.5 percent in the same quarter a year ago and 16.4 percent for the prior fiscal year. Excluding $183 million before tax in Organization 2005 charges, operating margin was 19.1 percent, primarily driven by gross margin improvement.

For the six-month period, gross margin was 47.5 percent, versus 46.1 percent in the same period a year ago. Excluding $215 million in costs related to Organization 2005, gross margin was 48.5 percent. For the current six-month period, operating margin fell to 18 percent versus 19.1 percent in the July-December, 1998 period. Excluding $343 million before tax in Organization 2005 costs, operating margin increased to 19.7 percent.

Following are highlights by business segment:

FABRIC AND HOME CARE
--------------------
Fabric and home care continued to deliver strong results. Sales increased
10 percent to $3.17 billion, or 12 percent excluding unfavorable currency impacts, primarily from euro-denominated countries and Brazil. Base business strength and initiatives combined to ignite top-line growth. Febreze, Swiffer and Dryel sales continued to grow strongly from global expansion and the introduction of new line extensions. Unit volume grew eight percent, double the growth rate posted in the September quarter this year. Volume gains were broad-based across major markets in North America and Western Europe. Both volume and share growth were particularly strong in Northeast Asia and the Southern Cone (Brazil, Argentina, Chile). Net earnings grew seven percent to $405 million, on improved gross margin, partially offset by increased costs related to initiatives and negative exchange rate impacts. The Company also announced plans to introduce Ariel liquid in Japan and to launch another innovative new product, Fit Fruit and Vegetable Wash, in the United States this spring

For the first six months of the fiscal year, a six percent unit volume increase and higher-value initiatives drove sales up nine percent. Net earnings increased eight percent.

PAPER
-----
Paper results improved during the second quarter, with net sales up one percent to $3.18 billion. Excluding negative exchange rate impacts, largely due to the euro, net sales grew three percent. Unit volume grew three percent behind strong increases on Charmin and Bounty and improved performance in diapers, despite continuing competitive issues in feminine care. The divestiture of the Attends adult incontinence business weakened comparisons, negatively impacting volume and sales by two percent versus the same quarter last year. Earnings declined 15 percent to $293 million, behind continued investment in new initiatives, geographic expansion and rising pulp prices. The effect of prior pricing actions, primarily in baby care, were offset by price reductions in earlier quarters taken on tissue/towel in reaction to competitive activities and negative mix effects in diapers. An upgraded Tampax product based on closed-end satin technology was introduced in Ireland and Switzerland, as part of the Company's focus to build the business through product innovation.

On a year-to-date basis, sales were down one percent on flat unit volume. Net earnings fell eight percent.

BEAUTY CARE
-----------
Beauty care was impacted by a difficult competitive environment, especially in Greater China and Western Europe, and the double impact of declining consumption and price deflation in China, where the hair care market has been especially hard hit by the weakened economy. Sales fell three percent to $1.90 billion on a five percent volume decline. Net earnings were equal to year ago at $273 million, as pricing programs and progress on cost control offset incremental spending and costs related to initiatives. The Company's response to the situation in China, which is focused on stimulating consumption through price reductions on specific hair care brands and complemented by a strong sachet drive, is beginning to rebuild the business in that country. The Company also continues to emphasize long-term value creation through investment in premium initiatives, such as Secret Platinum and Oil of Olay Cosmetics. Several new product upgrades and launches, including the U.S. launch of the Physique styling-led hair care brand, are planned for the back half of the year.

For the first six months of the year, unit volume fell four percent. Sales and net earnings fell two percent.

HEALTH CARE
-----------
The health care segment, which includes new venture activities, delivered strong results this quarter behind the acquisitions of Iams and Recovery Engineering, with its water filtration brand, PuR. Net sales increased 35 percent to $1.07 billion on 33 percent unit volume growth. Net earnings were up 57 percent to $125 million, driven by outstanding progress by Iams that supplemented solid base business earnings. The Company recently announced that Iams pet food products will be expanded to new retail channels in the coming quarter, only a few months after the integration of the acquisition. Health care also introduced ThermaCare portable heat wraps, which are intended to change the way consumers think about pain relief, and announced further progress with Actonel, the Company's new osteoporosis drug. The Swedish government approved Actonel for use with Corticosteroid-Induced Osteoporosis and Post-Menopausal Osteoporosis in October, 1999, while FDA approval is expected in the near future.

On a year-to-date basis, net sales increased 26 percent with unit volume up 21 percent. Net earnings increased 44 percent. Improvements were driven by the newly acquired businesses, as well as strong growth in leading respiratory brands.

FOOD AND BEVERAGE
-----------------
Continued expansion of snacks across geographies, mainly in Western Europe, drove strong quarterly results, with sales increasing four percent to $1.32 billion on comparable unit volume growth. Recent launches of Pringles in Spain and Italy and the introduction of the Pringles Pizzalicious flavor in Japan are yielding great results. Excluding the effects of the Hawaiian Punch divestiture, volume grew nine percent, boosted by recent initiative launches of Folgers Whole Bean, Pringles Twin Pack, Sunny Delight Eclipse, and Jif Smooth Sensations. Significant improvements in gross margin, behind a sharpened focus on cost control, boosted earnings 23 percent to $137 million, despite investments in new initiatives.

For the first half of the year, sales increased five percent on four percent unit volume growth. Net earnings climbed 28 percent, reflecting cost improvements.

FISCAL YEAR ESTIMATES
---------------------
The Company confirmed that it was comfortable with the current range of analyst estimates for fiscal year earnings. However, earnings growth may be more concentrated in the April-June quarter, given heavy initiative spending planned for the January-March quarter. Volume and sales increases through the remainder of the year are expected to be above the growth achieved in the July-December period. For fiscal year 2001 and beyond, the Company has raised its internal expectations and is targeting for earnings growth near the top of its 13 to 15 percent target range, as it continues to see increased financial benefits flowing from Organization 2005.

FINANCIAL CONDITION
-------------------
Total debt increased $4.1 billion since June 30, 1999. The incremental debt was used primarily to fund the previously announced share repurchase program and the acquisitions of the Iams Company and Recovery Engineering.

For the six-month period ended December 31, 1999, cash generated from operating activities totaled $1.5 billion, down from $2.0 billion in the same prior year period. Most of the decrease resulted from increased investment in working capital, driven by lower accrual balances and inventory accumulation in advance of initiatives.

Capital spending increased $322 million versus the year ago period, including Organization 2005-driven spending. Investment in acquisitions totaled $3.1 billion, compared to $0.1 billion in the prior period.

YEAR 2000 UPDATE
----------------
As described in the Form 10-K for the year ended June 30, 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers and customers.

Costs incurred to achieve Year 2000 readiness, which include contractor costs to modify existing systems and costs of internal resources dedicated to achieving Year 2000 compliance, were charged to expense as incurred. Such costs totaled approximately $90 million and were largely incurred prior to the current fiscal year.

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

Charges related to Organization 2005 consist primarily of costs related to the consolidation of manufacturing facilities (including accelerated depreciation, asset writedowns and contract termination costs) and employee separation costs. During the quarter ended December 31, 1999, the Company recorded expenses totaling $183 million before tax related to Organization 2005, as detailed in the following table:

           Organization 2005 July-December, 1999 Charges (before tax)
           ----------------------------------------------------------
                                                                               For the July-December Period
                                                                               ----------------------------
                                                     Prior         Current
                                      Beginning      Quarter       Quarter    Total                Charged     Ending
                                      Reserves       Charges       New        Charges     Cash     Against     Reserve
                                      at 6/30/99     Jul-Sep 99    Charges    Jul-Dec     Spent    Assets      12/31/99
                                      ----------     ----------    -------    -------     -----    -------     --------
Employee separations                  $35            $ 47           $ 25      $ 72        $(41)    $---        $ 66
Asset write-downs                      --               2              7         9         --        (9)        --
Accelerated depreciation               --             100             99       199         --      (199)        --
Other                                   9              11             52        63         (22)      (3)         47
                                      ---            ----           ----      ----        -----    -----       ----
                                       44             160            183       343         (63)    (211)        113

During October-December, 1999, Organization 2005 costs charged against the Company's cost of products sold amounted to $110 million, while charges included in marketing, research and administrative expenses amounted to $73 million. Charges related to Organization 2005 are included in Corporate & Other in the Company's segment reporting disclosure. The underlying plant closures and consolidations will impact all regions and product segments. Planned plant closures and consolidations will not all be executed immediately due to either capacity or logistics constraints. For the July-December, 1999 period, total charges related to Organization 2005 amounted to $343 million before tax.

Employee separation charges in October-December, 1999 are associated with severance packages for approximately 310 people, representing primarily administrative employees in North America, Asia, and Europe. For the fiscal year-to-date period, separation charges related to Organization 2005 totaled $72 million, and relate to approximately 1,010 terminations. The predominantly voluntary packages are formula-driven, based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer in accordance with P&G policy for such programs. On average, net enrollment is expected to decline by approximately 75% of total separations, as some terminations will be partially offset through increased enrollment at remaining sites. Of total separations expected through fiscal 2001, approximately half will take place in manufacturing with the balance in administrative functions. Separation costs related to manufacturing employees are included in cost of products sold, while those for administrative employees are reported in marketing, research and administrative expenses.

Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization and closures that will occur primarily over the next three years as a result of the Organization 2005 program. The Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation. Approximately 60% of the $99 million of accelerated depreciation recorded in the October-December, 1999 quarter is concentrated in the paper segment and reflects the standardization of manufacturing and other work processes being undertaken in that segment. Most of the balance is concentrated in the beauty care and fabric and home care segments. For the six month period ended December, 1999, total charges related to accelerated depreciation amounted to $199 million before tax.

Charges for other costs related to Organization 2005 amounted to $52 million during the October-December, 1999 quarter, and consisted primarily of costs associated with the restructuring of certain beauty care categories, as well as relocation, training costs and other Organization 2005-related expenses. For the fiscal year-to-date period, other costs totaled $63 million.



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

        (11)     Computation of Earnings per Share.

        (12)     Computation of Ratio of Earnings to Fixed Charges.

        (27)     Financial Data Schedule.


(b)     Reports on Form 8-K

         The Company has filed no reports on Form 8-K during the quarter ended December 31, 1999 and through the date of this report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY


/s/D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  January 27, 2000



                                  EXHIBIT INDEX

Exhibit No.                                                            Page No.
-----------                                                            --------

(3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K
      for the year ended June 30, 1998)                                   --

(3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the
      Company's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1998)                                                 --

(11)  Computation of Earnings per Share                                   13

(12)  Computation of Ratio of Earnings to Fixed Charges                   14

(27)  Financial Data Schedule                                             15