Form 10-Q
period 2000-03-31
PROCTER & GAMBLE CO
filed 2000-04-28
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2000    Commission file number 1-434


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

                                 Yes X     No .


     There were 1,307,893,101 shares of Common Stock outstanding as of March 31, 2000.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and nine months ended March 31, 2000 and 1999, the Condensed Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS


Amounts in Millions Except Per Share Amounts

                                         Three Months Ended     Nine Months Ended
                                              March 31               March 31
                                         ------------------     -----------------
                                           2000      1999         2000      1999
                                         -------   -------      -------   -------

NET SALES                                $ 9,783   $ 9,231      $30,290   $28,675
    Cost of products sold                  5,327     4,901       16,096    15,375
    Marketing, research, and
      administrative expenses              3,136     2,665        9,185     7,924
                                         -------   -------      -------   -------

OPERATING INCOME                           1,320     1,665        5,009     5,376
    Interest expense                         180       168          505       491
    Other income, net                         51        53          147       163
                                         -------   -------      -------   -------

EARNINGS BEFORE INCOME TAXES               1,191     1,550        4,651     5,048
    Income taxes                             438       510        1,625     1,699
                                         -------   -------      -------   -------

NET EARNINGS                             $   753   $ 1,040      $ 3,026   $ 3,349
                                         =======   =======      =======   =======

PER COMMON SHARE:
    Basic net earnings                   $  0.55   $  0.76      $  2.23   $  2.46
    Diluted net earnings                 $  0.52   $  0.72      $  2.10   $  2.30
    Dividends                            $ 0.320   $ 0.285      $ 0.960   $ 0.855

AVERAGE COMMON SHARES
    OUTSTANDING - DILUTED                1,426.7   1,448.3      1,432.9   1,448.3



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS

Amounts in Millions

                                                           March 31      June 30
                                                            2000          1999
                                                           -------       -------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                               $ 1,964       $ 2,294
   Investment securities                                       193           506
   Accounts receivable                                       2,983         2,940
   Inventories
      Materials and supplies                                 1,326         1,176
      Work in process                                          399           375
      Finished products                                      2,075         1,787
   Deferred income taxes                                       315           621
   Prepaid expenses and other current assets                 1,965         1,659
                                                           -------       -------

TOTAL CURRENT ASSETS                                        11,220        11,358

PROPERTY, PLANT AND EQUIPMENT                               23,211        21,400
LESS ACCUMULATED DEPRECIATION                                9,608         8,774
                                                           -------       -------

TOTAL PROPERTY, PLANT AND EQUIPMENT                         13,603        12,626

GOODWILL AND OTHER INTANGIBLE ASSETS                         8,907         6,822
OTHER NON-CURRENT ASSETS                                     1,519         1,307
                                                           -------       -------

   TOTAL ASSETS                                            $35,249       $32,113
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                $ 6,527       $ 7,611
   Debt due within one year                                  4,066         3,150
                                                           -------       -------
TOTAL CURRENT LIABILITIES                                   10,593        10,761

LONG-TERM DEBT                                               9,394         6,231

DEFERRED INCOME TAXES                                          560           362

OTHER NON-CURRENT LIABILITIES                                2,374         2,701
                                                           -------       -------

TOTAL LIABILITIES                                           22,921        20,055

SHAREHOLDERS' EQUITY
   Preferred stock                                           1,745         1,781
   Common stock-shares outstanding - March 31  1,307.9       1,308
                                     June 30   1,319.8                     1,320
   Additional paid-in capital                                1,628         1,337
   Reserve for ESOP debt retirement                         (1,505)       (1,552)
   Accumulated comprehensive income                         (1,657)       (1,606)
   Retained earnings                                        10,809        10,778
                                                           --------      --------

TOTAL SHAREHOLDERS' EQUITY                                  12,328        12,058
                                                           --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $35,249       $32,113
                                                           ========      ========



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Millions                                  Nine Months Ended
                                                          March 31
                                                    ------------------
                                                      2000       1999
                                                    -------    -------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        $ 2,294    $ 1,549

OPERATING ACTIVITIES
   Net earnings                                       3,026      3,349
   Depreciation and amortization                      1,588      1,256
   Deferred income taxes                                443        172
   Change in:
     Accounts receivable                                 22        (36)
     Inventories                                       (440)      (158)
     Accounts payables and accruals                  (1,184)        96
     Other operating assets & liabilities              (569)      (835)
   Other                                                 26       (217)
                                                    -------    -------

TOTAL OPERATING ACTIVITIES                            2,912      3,627
                                                    -------    -------

INVESTING ACTIVITIES
   Capital expenditures                              (2,086)    (1,934)
   Proceeds from asset sales and retirements            247        360
   Acquisitions                                      (2,942)      (117)
   Change in investment securities                      259         51
                                                    -------    -------

TOTAL INVESTING ACTIVITIES                           (4,522)    (1,640)
                                                    -------    -------

FINANCING ACTIVITIES
   Dividends to shareholders                         (1,350)    (1,242)
   Change in short-term debt                            981        750
   Additions to long-term debt                        3,542        952
   Reduction of long-term debt                         (397)      (346)
   Proceeds from stock options                          174        182
   Purchase of treasury shares                       (1,666)    (1,586)
                                                    -------    -------

TOTAL FINANCING ACTIVITIES                            1,284     (1,290)
                                                    -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                  (4)         9

CHANGE IN CASH AND CASH EQUIVALENTS                    (330)       706
                                                    -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 1,964    $ 2,255
                                                    =======    =======



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three-month and nine-month periods ended March 31, 2000 are not indicative necessarily of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, and net unrealized gains and losses on securities. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $752 and $666, respectively. For the nine months ended March 31, 2000 and 1999 total comprehensive income was $2,975 and $3,215, respectively.

3. Segment Information - The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to presentation of partially-owned operations, which are presented as if owned 100% in the operating segments. The adjustment to ownership basis is included in Corporate & Other, which also includes certain financing and investment activities, goodwill amortization, charges related to the Organization 2005 program, and other general corporate income and expense items.

Three Months                     Fabric &                 Health     Beauty      Food &      Corporate
Ended March 31                   Home Care     Paper       Care       Care      Beverage      & Other      Total
                                 ---------     -----      ------     ------     --------     ---------     -----
Net Sales
  2000                           $2,939        $2,931     $1,076     $1,899     $  976       $  (38)       $ 9,783
  1999                            2,751         3,008        707      1,781      1,095         (111)         9,231

Earnings Before Income Taxes
  2000                              458           383        164        360         78         (252)         1,191
  1999                              597           521         91        321        118          (98)         1,550

Net Earnings
  2000                              283           218        101        231         50         (130)           753
  1999                              381           299         58        205         73           24          1,040


Nine Months                      Fabric &                 Health     Beauty      Food &      Corporate
Ended March 31                   Home Care     Paper       Care       Care      Beverage      & Other      Total
                                 ---------     -----      ------     ------     --------     ---------     -----
Net Sales
  2000                           $9,267        $9,124     $2,950     $5,621     $3,506       $ (178)       $30,290
  1999                            8,549         9,244      2,197      5,566      3,515         (396)        28,675

Earnings Before Income Taxes
  2000                            1,885         1,456        513      1,137        466         (806)         4,651
  1999                            1,913         1,728        323      1,137        429         (482)         5,048

Net Earnings
  2000                            1,173           855        316        729        293         (340)         3,026
  1999                            1,202           994        208        714        263          (32)         3,349



Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported net earnings of $753 million or $0.52 per diluted share for the quarter ended March 31, 2000, including charges of $170 million related to its Organization 2005 program. Core net earnings per diluted share, which exclude the Organization 2005 costs, were $0.64. This 11 percent decline over the third quarter of last year is primarily due to higher costs, including increased investments behind consumer and customer initiatives and a slight decline in gross margin.

Net sales grew six percent to $9.78 billion. Exchange rates, primarily the euro, depressed sales by about two percent. A strong Japanese yen and Mexican peso partially offset the weaker currencies in Western Europe. Unit volume grew seven percent, reflecting stepped-up initiative activity across geographies, base business strength, and acquisition effects, primarily Iams.

For the first nine months, reported net earnings were $3.03 billion, or $2.10 per diluted share. Worldwide net sales grew six percent to $30.29 billion on five percent unit volume growth, despite a one percent impact of unfavorable exchange rates. Core net earnings were $3.45 billion, generating core diluted net earnings per share of $2.40, a four percent increase.

Gross margin was 45.5 percent for the current quarter compared to 46.9 percent in the same quarter of the prior year and 44.8 percent for the fiscal year ended June 30, 1999. Impacting gross margin is a before-tax charge of $107 million related to the Organization 2005 restructuring project. Excluding this charge, core gross margin was 46.6 percent, down from the prior year behind commodity-related cost increases and exchange impacts.

Operating margin was 13.5 percent for the January-March quarter versus 18.0 percent in the same quarter a year ago and 16.4 percent for the prior fiscal year. Excluding $184 million before tax in Organization 2005 charges, operating margin was 15.4 percent. The decline in operating margin was driven by the gross margin decrease, as well as heavy initiative investments. The initiative investments most negatively affected marketing, research, and administrative expenses, which increased considerably versus the same quarter in the prior year.

For the nine-month period, gross margin was 46.9 percent, an increase versus
46.4 percent reported in the same period a year ago. Excluding Organization 2005 charges of $322 million before tax, gross margin was 47.9 percent. Operating margin on a year-to-date basis was 16.5 percent compared to 18.7 percent for the same period last year. Without Organization 2005 charges of $527 million before tax, operating margin was 18.3 percent.

FABRIC AND HOME CARE
--------------------
Fabric and home care continued to deliver strong top-line results, with unit volume growth of eight percent behind global initiative activity and solid base business performance in North America. Sales increased seven percent, to $2.94 billion, including a two percent negative currency impact. Importantly, overall global market share grew, with Latin America delivering substantial share progress and top-line growth in the face of heavy competitive activity. Net earnings were $283 million, a decline of 26 percent. These results reflect the significant investments behind new initiatives including Mr. Clean Wipes and Fit Fruit and Vegetable Wash, the expansion of Dryel, Swiffer, and Mr. Proper Wipes, innovative customer marketing programs and increases in petroleum-related costs. Western European earnings were significantly impacted by initiative investment and response to heavy competitive activity.

For the first nine months of the fiscal year, higher value initiatives drove sales up eight percent and unit volume up seven percent. Net earnings decreased two percent.

PAPER
-----
Paper continues to face significant challenges including unfavorable cost trends and a difficult competitive environment. Volume was up one percent on the quarter, as solid volume progress in the tissue and towel business offset weakness in diapers and the prior year divestiture of Attends in feminine care products. Sales of $2.93 billion were down three percent, driven by a three percent negative currency impact. Rising pulp prices, capacity expansion and initiative investments depressed earnings, bringing them down 27 percent to $218 million. Charmin and Bounty posted solid gains behind product upgrades and geographical expansion. The segment announced pricing plans to counter rising commodity-related raw material increases, effective for the April-June quarter.

On a year-to-date basis, sales were down one percent on flat unit volume. Net earnings fell 14 percent.

BEAUTY CARE
-----------
Beauty care posted solid growth in the January-March quarter, reflecting an improving business trend. Sales grew well ahead of volume, and the business generated earnings growth despite heavy initiative investments. Sales grew seven percent to $1.90 billion on a four percent unit volume increase fueled by premium initiatives in hair care, including the Physique styling-led hair care line. Earnings increased 13 percent to $231 million, bolstered by premium-priced products.

For the first nine months of the fiscal year, sales grew one percent, despite a two percent unit volume decline. Net earnings were up two percent.

HEALTH CARE
-----------
Health care results highlight the benefits of acquisitions, as Iams drove volume and sales growth. Sales were up 52 percent to $1.08 billion, on 59 percent volume growth. Excluding acquisitions and divestitures, volume was down one percent, as a slower cold and flu season offset strong gains in oral care. Earnings were up 74 percent to $101 million. Earnings excluding Iams were down, as the business continued to invest in its portfolio of new products. As expected, the regulatory approval of Actonel for the prevention and treatment of osteoporosis was recently obtained, with marketing efforts and shipments to begin shortly.

Year-to-date, volume increased 33 percent with net sales up 34 percent. Net earnings increased 52 percent.

FOOD AND BEVERAGE
-----------------
Results in food and beverage were negatively impacted by a divestiture in the prior year and commodity-related pricing actions. Sales declined 11 percent to $976 million on an eight percent unit volume decline. Excluding the divestiture impacts, unit volume was down three percent. Pricing actions affected both market size and timing of shipments in the segment, primarily in coffee. Volume was also negatively impacted by softness in Sunny Delight in Western Europe and snacks in the United States. Earnings were down 32 percent to $50 million, reflecting the Hawaiian Punch divestiture last year and initiative-related cost increases, particularly in Western Europe, where we are launching Sunny Delight into France and Spain.

For the first nine months of the fiscal year, unit volume was up one percent on flat net sales. Net earnings increased 11 percent.

CORPORATE
---------
The corporate segment includes certain financing and employee benefit costs, goodwill amortization, other general corporate income and expense items, segment eliminations and Organization 2005 charges. Due to the nature of its components, results can vary significantly by quarter and year. In the January-March quarter, earnings declined sharply due to the Organization 2005 charges. Excluding Organization 2005, gains on the settlement of a patent dispute with Paragon Trade Brands and the divestiture of the Chloraseptic brand were offset by higher costs associated with certain employee benefit programs, higher interest expense, goodwill amortization and corporate innovation investments.

FINANCIAL CONDITION
-------------------
Total debt increased $4.1 billion since June 30, 1999. The incremental debt was used primarily to fund the previously announced share repurchase program and the acquisitions of the Iams Company and Recovery Engineering. During its March, 2000 meeting, the Board of Directors approved increasing the Company's authorization to repurchase its shares to 56 million, up from 40 million.

For the nine-month period ended March 31, 2000, cash generated from operating activities totaled $2.9 billion, down from $3.6 billion in the same period in the prior year. The decrease resulted primarily from incremental investments in working capital and lower earnings versus a year ago.

Acquisitions were up $2.8 billion versus the year ago period. Capital spending grew $152 million, versus the year ago period, including capital projects related to Organization 2005.

FOURTH QUARTER
--------------
The Company confirmed that it is comfortable with the current range of analysts' earnings estimates. April-June volume growth currently is estimated at five to seven percent. The Company also noted that the increase in net income for the April-June quarter will result from an increase in income from the corporate segment. Business units will be negatively impacted by continued investment in new initiatives, and they will likely report profit results which are flat or down versus fourth quarter a year ago.

ORGANIZATION 2005 UPDATE
------------------------
On June 9, 1999, the Company announced an Organization 2005 program that is an integral part of the broader 2005 initiative, which includes a realignment of the organization structure, work processes and culture designed to accelerate growth by streamlining management decision-making, manufacturing and other work processes. These changes are intended to increase the Company's ability to innovate and bring initiatives to global markets more quickly. In order to implement the program's structural changes and achieve the benefits of faster growth, the Company will make a number of structural changes to both its administrative and manufacturing operations.

Charges related to Organization 2005 consist primarily of costs related to the consolidation of manufacturing facilities (including accelerated depreciation, asset writedowns and contract termination costs) and employee separation costs. During the quarter ended March 31, 2000, the Company recorded expenses totaling $184 million before tax related to Organization 2005, as detailed in the following table:

                        Organization 2005 July-March, 2000 Charges (before tax)
                        -------------------------------------------------------

                                                                  For the July-March Period
                                                                  -------------------------
                              Beginning                Current                      Charged    Ending
                              Reserves     Charges     Quarter     Total     Cash   Against   Reserves
                             at 6/30/99   Jul-Dec 99   Charges    Charges   Spent    Assets    3/31/00
                             ----------   ----------   -------    -------   -----   -------   --------

Employee separations            $35         $72          $38      $110      $(66)    $--        $79
Asset write-downs                --           9            4        13        --      (13)       --
Accelerated depreciation         --         199          100       299        --     (299)       --
Other                             9          63           42       105       (97)      (4)       13
                             ----------   ----------   -------   -------    -----   -------   --------
                                 44         343          184       527      (163)    (316)       92
                             ----------   ----------   -------   -------    -----   -------   --------

During January-March, 2000, Organization 2005 costs charged against the Company's cost of products sold amounted to $107 million, while charges included in marketing, research and administrative expenses amounted to $77 million. Charges related to Organization 2005 are included in Corporate & Other in the Company's segment disclosures. The underlying plant closures and consolidations will impact all regions and product segments. Planned plant closures and consolidations will not all be executed immediately due to either capacity or logistics constraints. For the July-March, 2000 period, total charges related to Organization 2005 amounted to $527 million before tax.

Employee separation charges in January-March, 2000 are associated with severance packages for approximately 300 people, representing primarily administrative employees in North America, Asia, and Europe, along with production employees in Latin America. For the fiscal year-to-date period, separation charges related to Organization 2005 totaled $110 million, and relate to approximately 1,310 terminations. The predominantly voluntary packages are formula-driven, based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer in accordance with P&G policy for such programs. On average, net enrollment is expected to decline by approximately 75% of total separations, as some terminations will be partially offset through increased enrollment at remaining sites. Of total separations expected through fiscal 2001, approximately half will take place in manufacturing with the balance in administrative functions. Separation costs related to manufacturing employees are included in cost of products sold, while those for administrative employees are reported in marketing, research and administrative expenses.

Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization and closures that will occur primarily over the next three years as a result of the Organization 2005 program. The Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation. Approximately 50% of the $100 million of accelerated depreciation recorded in the January-March, 2000 quarter is concentrated in the paper segment and reflects the standardization of manufacturing and other work processes being undertaken in that segment. Most of the remaining balance is concentrated in the beauty care and fabric and home care segments. For the nine month period ended March 31, 2000, total charges related to accelerated depreciation amounted to $299 million before tax.

Charges for other costs related to Organization 2005 amounted to $42 million during the January-March, 2000 quarter, and consisted primarily of costs associated with the restructuring of certain beauty care categories, as well as relocation, training costs and other Organization 2005-related expenses. For the fiscal year-to-date period, other costs totaled $105 million.


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

        (11)     Computation of Earnings per Share.

        (12)     Computation of Ratio of Earnings to Fixed Charges.

        (27)     Financial Data Schedule.


(b)     Reports on Form 8-K

        The Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") dated March 7, 2000, entitled "P&G to Deliver 7-8% Second Half Top Line Growth, Revises Earnings Outlook."

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY


/S/D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  April 28, 2000



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

  (11)   Computation of Earnings per Share                                    12

  (12)   Computation of Ratio of Earnings to Fixed Charges                    13

  (27)   Financial Data Schedule                                              14