Form 10-K
period 2000-06-30
PROCTER & GAMBLE CO
filed 2000-09-13
CIK 80424

THE PROCTER & GAMBLE COMPANY
                                AND SUBSIDIARIES
                          ============================



                           ANNUAL REPORT ON FORM 10-K
                                     TO THE
                       SECURITIES AND EXCHANGE COMMISSION
                                     FOR THE
                            YEAR ENDED JUNE 30, 2000

                       **********************************



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                -------------------------------------------------

           ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000                Commission File No. 1-434

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
                                                      ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     -----

There were 1,306,135,586 shares of Common Stock outstanding as of July 31, 2000. The aggregate market value of the voting stock held by non-affiliates amounted to $74 billion on July 31, 2000.

                       Documents Incorporated By Reference
                       -----------------------------------
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2000 are incorporated by reference into Part I, Part II and Part IV of this report.

Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.


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

         Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 1-4 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

                  Financial Information About Industry Segments
                  ---------------------------------------------
         The Company's products fall into five business segments: fabric and home care, paper, beauty care, health care, and food and beverage.

         Additional information required by this item is incorporated herein by reference to Note 12, Segment Information, of the Notes to the Consolidated Financial Statements, which appears on page 38, and Financial Review, which appears on pages 13-23 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

                        Narrative Description of Business
                        ---------------------------------
         The Company's business, represented by the aggregate of its fabric and home care, paper, beauty care, health care, and food and beverage segments, is essentially homogeneous. Many of the factors necessary for an understanding of these five segments are essentially identical. The markets in which the Company's products are sold are highly competitive. The products of the Company's business segments compete with many large and small companies, and there is no dominant competitor or competitors. Advertising is used in conjunction with an extensive sales force because the Company believes this combination provides the most efficient method of marketing these types of products. Product quality, performance, value and packaging are also important competitive factors. Most of the Company's products in each of its segments are distributed through food, drug, mass and other retail outlets.

         The laundry and diaper categories constitute approximately 20% and 12% of consolidated fiscal 2000 sales, respectively. These categories declined slightly as percentages of consolidated sales versus the prior year, but are comparable to the year before. The creation of new products and the development of new performance benefits for consumers on the Company's existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

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

         Expenditures in fiscal year 2000 for compliance with Federal, State and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 2001.

         Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth

         The Company has approximately 110,000 employees.

         Additional information required by this item is incorporated herein by reference to Note 8, Employee Stock Ownership Plan, and Note 9, Postretirement Benefits, which appear on pages 35-37; Note 12, Segment Information, which appears on page 38; Financial Highlights, which appears on page 39; and Financial Review, which appears on pages 13-23 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

           Financial Information About Foreign and Domestic Operations
           -----------------------------------------------------------
         The information required by this item is incorporated herein by reference to Note 12, Segment Information, which appears on page 38, and Financial Review, which appears on pages 13-23 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000. Company sales by geography for the fiscal year ended June 30, 2000 were as follows: North America - 54%; Europe, Middle East and Africa - 28%; Asia - 11% and Latin America - 7%. The North American percentage increased slightly versus prior years primarily due to the acquisition of Iams.

Assets and net sales in the United States and internationally were as follows
(in millions):

                    Net Sales (for the year ended June 30)                   Assets (as of June 30)
                    --------------------------------------          -------------------------------------
                     2000           1999           1998             2000           1999           1998
                     -------        -------        -------          -------        -------        -------
United States        $20,038        $18,314        $17,848          $17,227        $15,142        $15,159
International         19,913         19,811         19,306           16,967         16,971         15,807


Item 2.  Properties.
         ----------
         In the United States, the Company owns and operates manufacturing facilities at 41 locations in 23 states. In addition, it owns and operates 93 manufacturing facilities in 45 other countries. Fabric and home care products are produced at 47 of these locations; paper products at 48; health care products at 26; beauty care products at 34; and food and beverage products at
15. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.


Item 3.  Legal Proceedings.
         -----------------
         The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at the end of June 30, 2000 representing the Company's probable future costs that can be reasonably estimated was $7 million.

         The Company is the subject of a lawsuit alleging damages under the U.S. Securities laws relating to our March 7, 2000 and June 8, 2000 earnings releases. While the effect of future results of these suits is not currently subject to reasonable estimation, management presently believes that the ultimate liability arising from such claims will not materially affect the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         Not applicable.


                      Executive Officers of the Registrant
                      ------------------------------------

         The names, ages and positions held by the executive officers of the Company on July 31, 2000 are:

                                                                        Elected
                                                                           to
                                                                        Officer
        Name                          Position                  Age     Position
---------------------     ----------------------------------    ---     --------
John E. Pepper            Chairman of the Board.                 61       1978
                          Director since June 12, 1984

Alan G. Lafley            President and Chief Executive.         53       1992
                          Director since June 8, 2000

Richard L. Antoine        Global Human Resources & Product       54       1998
                          Supply Officer

Wolfgang C. Berndt        President - Global Fabric & Home       57       1984
                          Care

Gordon F. Brunner         Former Chief Technology Officer        61       1985
                          (External Technical Ventures).
                          Director since March 1, 1991

Bruce L. Byrnes           President - Global Beauty Care         52       1991
                          and Global Health Care

R. Kerry Clark            President - Global Market              48       1995
                          Development Organization

G. Gilbert Cloyd          Chief Technology Officer               54       2000

Clayton C. Daley, Jr.     Chief Financial Officer                48       1998

Stephen N. David          Chief Information Officer and          51       1998
                          Business-to-Business Officer

James J. Johnson          Chief Legal Officer                    53       1991

Mark D. Ketchum           President - Global Baby Care           50       1996
                          and Feminine Care

Gary T. Martin            President - Global Tissues & Towel     55       1990

Jorge P. Montoya          President - Global Food & Beverage     54       1991
                          and Latin America

David R. Walker           Vice President and Comptroller         45       1997

All of the above named Executive Officers, except James J. Johnson and David R. Walker, are members of the Global Leadership Council of The Procter & Gamble Company. All of the Executive Officers named above have been employed by the Company for more than five years.


                                     PART II

Item 5.  Market for the Common Stock and Related Stockholder Matters
         -----------------------------------------------------------
         The information required by this item is incorporated by reference to Shareholder Information, which appears on the inside back cover of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

Item 6.  Selected Financial Data
         -----------------------
         The information required by this item is incorporated by reference to Financial Highlights, which appears on page 39 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------
         The information required by this item is incorporated by reference to Financial Review, which appears on pages 13-23; Note 2, Organization 2005, which appears on pages 30-31; Note 11, Commitments and Contingencies, which appears on page 37; and Note 12, Segment Information, which appears on page 38 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

         The Company has made and will make certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2000 and in other contexts relating to volume growth, increases in market shares, Organization 2005, financial goals and cost reduction, among others.

         These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, technological innovation, currency movements, governmental action and the development of certain markets. Among the key factors necessary to achieve the Company's goals are: (1) the successful implementation of Organization 2005, including the achievement of expected cost and tax savings and successful management of organizational and work process restructuring; (2) the ability to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity; (3) the ability to maintain key customer relationships; (4) the achievement of growth in significant developing markets such as China, Mexico, the Southern Cone of Latin America and the countries of Central and Eastern Europe; (5) the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates; (6) the successful execution of planned minor brand divestitures; (7) the ability to successfully implement cost improvement plans in manufacturing and overhead areas; and (8) the ability to successfully manage currency, interest rate and certain commodity cost exposures. If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual performance could vary materially from the forward-looking statements made herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
         The information required by this item is incorporated by reference to Financial Review, which appears on pages 13-23, and Note 6, Risk Management Activities, which appears on pages 32-34 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

Item 8.  Financial Statements and Supplemental Data
         ------------------------------------------
         The financial statements and supplemental data are incorporated by reference to pages 24-39 of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------
         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers
         --------------------------------
         The information required by this item is incorporated by reference to pages 4-9 and 24 of the proxy statement filed since the close of the fiscal year ended June 30, 2000, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

         In addition to the Directors listed in the above-referenced proxy statement, Mr. Scott D. Cook was elected to the Board of Directors on September 12, 2000. Mr. Cook is a Director and Chairman of the Executive Committee of Intuit, Inc.; Director of Amazon.com; and Director of eBay, Inc. He is 48.

Item 11. Executive Compensation
         ----------------------
         The information required by this item is incorporated by reference to pages 10-19 of the proxy statement filed since the close of the fiscal year ended June 30, 2000, pursuant to Regulation 14A which involved the election of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         The information required by this item is incorporated by reference to pages 21-23 of the proxy statement filed since the close of the fiscal year ended June 30, 2000, pursuant to Regulation 14A which involved the election of directors.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
         The information required by this item is incorporated by reference to page 24 of the proxy statement filed since the close of the fiscal year ended June 30, 2000, pursuant to Regulation 14A which involved the election of directors.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
         -----------------------------------------------------------------
     A.  1.  Financial Statements:
             The following consolidated financial statements of The Procter & Gamble Company and subsidiaries and the report of independent accountants are incorporated by reference in Part II, Item 8.
             - Report of independent accountants
             - Consolidated statements of earnings -- for years ended June 30,
               2000, 1999 and 1998
             - Consolidated balance sheets -- as of June 30, 2000 and 1999
             - Consolidated statements of shareholders' equity -- for years ended June 30, 2000, 1999 and 1998
             - Consolidated statements of cash flows -- for years ended June 30,
               2000, 1999 and 1998
             - Notes to consolidated financial statements

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

             Exhibit  (10-1)  --  The Procter & Gamble 1992 Stock Plan (as
                                  amended July 11, 2000) which was adopted by the shareholders at the annual meeting on October 13, 1992 and was amended on January 12, 1999 by the Board of Directors.

                      (10-2)  --  The Procter & Gamble 1983 Stock Plan (as
                                  amended June 13, 2000) which was adopted by the shareholders at the annual meeting on October 11, 1983 and was amended on May 11, 1993 by the Board of Directors.

                      (10-3)  --  The Procter & Gamble Executive Group Life
                                  Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30,
                                  1998).

                      (10-4)  --  Additional Remuneration Plan (as amended
                                  July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 and was amended on June 12, 1990.

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

                      (10-7)  --  The Procter & Gamble 1993 Non-Employee
                                  Directors' Stock Plan (as amended July 11,
                                  2000), which was adopted by the shareholders at the annual meeting on October 11, 1994 and which was amended on January 10, 1995, by the Board of Directors, and ratified by the shareholders at the annual meeting on October 10, 1995, and which was further amended by the Board of Directors on June 11, 1996 to be effective on January 1, 1997, and which was also amended on August 22, 1997 for the 2-for-1 stock split, and was again amended on January 12, 1999.

                      (10-8)  --  Richardson-Vicks Inc. Special Stock Equivalent
                                  Incentive Plan which was authorized by the Board of Directors of The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985. (Incorporated by reference to Exhibit (10-8) of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

                      (10-9)  --  The Procter & Gamble Executive Group Life
                                  Insurance Policy (Additional Policy)
                                  (Incorporated by reference to Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

             Exhibit  (11)    --  Computation of earnings per share.

             Exhibit  (12)    --  Computation of ratio of earnings to fixed
                                  charges.

             Exhibit  (13)    --  Annual Report to Shareholders (pages 1-4,
                                  13-39 and inside back cover).

             Exhibit  (21)    --  Subsidiaries of the registrant.

             Exhibit  (23)    --  Consent of Deloitte & Touche LLP.

             Exhibit  (27)    --  Financial Data Schedule.

             Exhibit  (99-1)  --  Directors and Officers Liability Policy
                                  (Incorporated by reference to Exhibit (99-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/03).

                      (99-2)  --  Directors and Officers (First) Excess
                                  Liability Policy (Incorporated by reference to Exhibit (99-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/01).

                      (99-3)  --  Directors and Officers (Second) Excess
                                  Liability Policy (Incorporated by reference to Exhibit (99-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/01).

                      (99-4)  --  Directors and Officers (Third) Excess
                                  Liability Policy.

                      (99-5)  --  Directors and Officers (Fourth) Excess
                                  Liability Policy (Incorporated by reference to Exhibit (99-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/01).


             The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201

             B.   Reports on Form 8-K:
                  During the quarter ended June 30, 2000, the Company filed Current Reports on Form 8-K containing information pursuant to
                  Item 5. The first, regarding a group of shareholder lawsuits, was dated May 15, 2000. The second, regarding personnel changes and revised earnings estimates, was dated June 8, 2000.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

                                          THE PROCTER & GAMBLE COMPANY

                                          By          A.G. LAFLEY
                                          ----------------------------------
                                                      (A.G. Lafley)
                                               President and Chief Executive
                                               September 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                       Date
---------                                   -----                       ----
                                                                        ----|
A.G. LAFLEY                                                                 |
-----------------------          President and Chief Executive              |
(A.G. Lafley)                    (Principal Executive Officer)              |
                                                                            |
JOHN E. PEPPER                                                              |
-----------------------          Chairman of the Board                      |
(John E. Pepper)                                                            |
                                                                            |
CLAYTON C. DALEY, JR.                                                       |
-----------------------          Chief Financial Officer                    |
(Clayton C. Daley, Jr.)          (Principal Financial Officer)              |
                                                                            |
DAVID R. WALKER                                                             |
-----------------------          Vice President and Comptroller             |
(David R. Walker)                (Principal Accounting Officer)             |
                                                                            |
NORMAN R. AUGUSTINE                                                         |
-----------------------          Director                                   |
(Norman R. Augustine)                                                       |
                                                                            |
DONALD R. BEALL                                                             |
-----------------------          Director                                   |
(Donald R. Beall)                                                           |
                                                                            |
GORDON F. BRUNNER                                                           |
-----------------------          Director                                   |
(Gordon F. Brunner)                                                         |
                                                                            |
                                                                            |
-----------------------          Director                                   |
(Richard B. Cheney)                                                         |
                                                                            |
                                                                            |
-----------------------          Director                                   |
(Scott D. Cook)                                           September 12, 2000|
                                                                            |
RICHARD J. FERRIS                                                           |
-----------------------          Director                                   |
(Richard J. Ferris)                                                         |
                                                                            |
                                                                            |
-----------------------          Director                                   |
(Joseph T. Gorman)                                                          |
                                                                            |
CHARLES R. LEE                                                              |
-----------------------          Director                                   |
(Charles R. Lee)                                                            |
                                                                            |
LYNN M. MARTIN                                                              |
-----------------------          Director                                   |
(Lynn M. Martin)                                                            |
                                                                            |
JOHN F. SMITH, JR.                                                          |
-----------------------          Director                                   |
(John F. Smith, Jr.)                                                        |
                                                                            |
RALPH SNYDERMAN                                                             |
-----------------------          Director                                   |
(Ralph Snyderman)                                                           |
                                                                            |
ROBERT D. STOREY                                                            |
-----------------------          Director                                   |
(Robert D. Storey)                                                          |
                                                                            |
                                                                            |
-----------------------          Director                                   |
(Marina v.N. Whitman)                                                       |
                                                                        ----|



                                  EXHIBIT INDEX

Exhibit  (3-1)   --  Amended Articles of Incorporation (Incorporated by
                     reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

         (3-2)   --  Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit  (4)     --  Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit  (10-1)  --  The Procter & Gamble 1992 Stock Plan (as amended July 11,
                     2000) which was adopted by the shareholders at the annual meeting on October 13, 1992 and was amended on January 12, 1999 by the Board of Directors.

         (10-2)  --  The Procter & Gamble 1983 Stock Plan (as amended June 13,
                     2000) which was adopted by the shareholders at the annual meeting on October 11, 1983 and was amended on May 11, 1993 by the Board of Directors.

         (10-3)  --  The Procter & Gamble Executive Group Life Insurance Policy
                     (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

         (10-4)  --  Additional Remuneration Plan (as amended July 11, 2000)
                     which was adopted by the Board of Directors on April 12, 1949 and was amended on June 12, 1990.

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

         (10-7)  --  The Procter & Gamble 1993 Non-Employee Directors' Stock
                     Plan (as amended July 11, 2000), which was adopted by the shareholders at the annual meeting on October 11, 1994 and which was amended on January 10, 1995, by the Board of Directors, and ratified by the shareholders at the annual meeting on October 10, 1995, and which was further amended by the Board of Directors on June 11, 1996 to be effective on January 1, 1997, and which was also amended on August 22, 1997 for the 2-for-1 stock split, and was again amended on January 12, 1999.

         (10-8)  --  Richardson-Vicks Inc. Special Stock Equivalent Incentive
                     Plan which was authorized by the Board of Directors of The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985. (Incorporated by reference to Exhibit (10-8) of the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

         (10-9)  --  The Procter & Gamble Executive Group Life Insurance Policy
                     (Additional Policy) (Incorporated by reference to Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

Exhibit  (11)    --  Computation of earnings per share.

Exhibit  (12)    --  Computation of ratio of earnings to fixed charges.

Exhibit  (13)    --  Annual Report to Shareholders (pages 1-4, 13-39 and inside back cover).

Exhibit  (21)    --  Subsidiaries of the registrant.

Exhibit  (23)    --  Consent of Deloitte & Touche LLP.

Exhibit  (27)    --  Financial Data Schedule.

Exhibit  (99-1)  --  Directors and Officers Liability Policy (Incorporated by
                     reference to Exhibit (99-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/03).

         (99-2)  --  Directors and Officers (First) Excess Liability Policy
                     (Incorporated by reference to Exhibit (99-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/01).

         (99-3)  --  Directors and Officers (Second) Excess Liability Policy
                     (Incorporated by reference to Exhibit (99-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/01).

         (99-4)  --  Directors and Officers (Third) Excess Liability Policy.

         (99-5)  --  Directors and Officers (Fourth) Excess Liability Policy
                     (Incorporated by reference to Exhibit (99-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998) (the "Policy Period" has been extended to 6/30/01).