Form 10-Q
period 2000-09-30
PROCTER & GAMBLE CO
filed 2000-11-02
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2000   Commission file number 1-434


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


                              Yes X      No .


There were 1,303,780,211 shares of Common Stock outstanding as of September 30, 2000.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 2000 and 1999, the Condensed Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


Amounts in Millions Except Per Share Amounts

                                            Three Months Ended
                                               September 30
                                         2000                 1999
                                       --------             --------
NET SALES                              $ 9,969              $ 9,919
  Cost of products sold                  5,307                5,206
  Marketing, research, and
   administrative expenses               2,883                2,866
                                       -------              -------

OPERATING INCOME                         1,779                1,847
  Interest expense                         179                  147
  Other income, net                        103                   45
                                       -------              -------

EARNINGS BEFORE INCOME TAXES             1,703                1,745
  Income taxes                             548                  598
                                       -------              -------

NET EARNINGS                           $ 1,155              $ 1,147
                                       =======              =======

PER COMMON SHARE:
  Basic net earnings                   $  0.86              $  0.85
  Diluted net earnings                 $  0.82              $  0.80
  Dividends                            $  0.35              $  0.32

AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                1,410.8              1,435.2



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
Amounts in Millions

                                                         September 30          June 30
                ASSETS                                       2000               2000
                ------                                   ------------        -----------
CURRENT ASSETS
  Cash and cash equivalents                              $  2,001            $  1,415
  Investment securities                                       173                 185
  Accounts receivable                                       3,376               2,910
  Inventories
    Materials and supplies                                  1,173               1,254
    Work in process                                           410                 394
    Finished products                                       2,009               1,842
  Deferred income taxes                                       202                 309
  Prepaid expenses and other current assets
                                                            1,925               1,760
                                                         ---------           ---------

TOTAL CURRENT ASSETS                                       11,269              10,069

PROPERTY, PLANT AND EQUIPMENT                              23,364              23,221
LESS ACCUMULATED DEPRECIATION                               9,695               9,529
                                                         ---------           ---------

TOTAL PROPERTY, PLANT AND EQUIPMENT                        13,669              13,692

GOODWILL AND OTHER INTANGIBLE ASSETS                        8,639               8,786
OTHER NON-CURRENT ASSETS
                                                            1,536               1,647
                                                         ---------           ---------

  TOTAL ASSETS                                           $ 35,113            $ 34,194
                                                         =========           =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $  6,936            $  6,855
  Debt due within one year                                  2,910               3,210
                                                         --------            ---------

TOTAL CURRENT LIABILITIES                                   9,846              10,065

LONG-TERM DEBT                                              9,751               8,916

DEFERRED INCOME TAXES                                         709                 625

OTHER NON-CURRENT LIABILITIES                               2,097               2,301
                                                         --------            ---------

TOTAL LIABILITIES                                          22,403              21,907

SHAREHOLDERS' EQUITY
  Preferred stock                                           1,728               1,737
  Common stock-shares outstanding - Sep 30    1,303.8       1,304
                                    June 30   1,305.9                           1,306
  Additional paid-in capital                                1,842               1,794
  Reserve for ESOP debt retirement                         (1,396)             (1,418)
  Accumulated Comprehensive Income                         (1,953)             (1,842)
  Retained earnings                                        11,185              10,710
                                                         ---------           ---------

TOTAL SHAREHOLDERS' EQUITY                                 12,710              12,287
                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 35,113            $ 34,194
                                                         =========           =========



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Millions of Dollars                                      Three Months Ended September 30
                                                            2000                  1999
                                                         ----------             --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             $ 1,415                $ 2,294

OPERATING ACTIVITIES
  Net earnings                                             1,155                  1,147
  Depreciation and amortization                              503                    518
  Deferred income taxes                                       53                    191
  Change in:
    Accounts receivable                                     (521)                  (256)
    Inventories                                             (182)                  (294)
    Accounts Payables and Accruals                           234                    392
    Other Operating Assets & Liabilities                     (40)                  (350)
  Other                                                     (121)                    (1)
                                                         --------               --------

TOTAL OPERATING ACTIVITIES                                 1,081                  1,347
                                                         --------               --------

INVESTING ACTIVITIES
  Capital expenditures                                      (627)                  (684)
  Proceeds from asset sales                                   46                     98
  Acquisitions                                               (28)                (2,797)
  Change in investment securities                             24                    169
                                                         --------               --------

TOTAL INVESTING ACTIVITIES                                  (585)                (3,214)
                                                         --------               --------

FINANCING ACTIVITIES
  Dividends to shareholders                                 (488)                  (452)
  Change in short-term debt                                 (412)                 1,965
  Additions to long-term debt                              1,351                  1,007
  Reduction of long-term debt                               (153)                  (265)
  Proceeds from stock options                                  9                     45
  Purchase of treasury shares                               (195)                  (601)
                                                         --------               --------

TOTAL FINANCING ACTIVITIES                                   112                  1,699
                                                         --------               --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                       (22)                    (3)

CHANGE IN CASH AND CASH EQUIVALENTS                          586                   (171)
                                                         --------               --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 2,001                $ 2,123
                                                         ========               ========



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three-month period ended September 30, 2000 are not indicative necessarily of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, and net unrealized gains and losses on securities and cash flow hedges. Total comprehensive income for the three months ended September 30, 2000 and 1999 was $1,044 and $1,240, respectively.

3. Segment Information - The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to partially-owned operations, which are presented as if owned 100% in the operating segments. The adjustment to ownership basis is included in Corporate, which also includes certain financing and investment activities, goodwill amortization, charges related to the Organization 2005 program, and other general corporate income and expense items. Additionally, for interim periods certain non-recurring tax impacts are reflected on a discrete basis for management and segment reporting purposes, but are eliminated in Corporate to arrive at the Company's effective tax rate for the quarter.

Three Months Ended              Fabric &                               Beauty        Food &
September 30                    Home Care      Paper     Health Care    Care        Beverage     Corporate      Total
                                ---------      -----     -----------   -------      --------     ---------     -------
Net Sales
      2000                       $ 3,075       $ 3,039     $  990      $ 1,865      $ 1,053       $  (53)      $ 9,969
      1999                         3,160         3,012        799        1,820        1,209          (81)        9,919

Earnings Before Income Taxes
      2000                           736           513        117          384          122         (169)        1,703
      1999                           774           575        147          357          169         (277)        1,745

Net Earnings
      2000                           498           329         81          267           75          (95)        1,155
      1999                           484           343         91          225          106         (102)        1,147

4. Effective July 1, 2000, the Company adopted Financial Accounting Standard No. 133, " Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of July 1, 2000 was not material to the Company's financial statements.

    The Company is exposed to market risk, such as changes in interest rates, currency exchange rates and commodity pricing. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

    Interest Rate Hedging
    ---------------------
    The Company's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost efficient manner, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

    At September 30, 2000, the Company had swaps with a fair value of $8 million designated as fair value hedges of underlying fixed rate debt obligations and recorded as a reduction of debt. The mark-to-market values of both the fair value hedge instruments and the underlying debt obligations are recorded as equal and offsetting unrealized gains and losses in the interest expense component of the income statement. All existing fair value hedges are 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness.

    Non-qualifying instruments are also recorded on the balance sheet at fair value, but the impact was not material to the income statement.

    Currency Rate Hedging
    ---------------------
    The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency purchases of materials and other assets and liabilities created in the normal course of business. The Company primarily utilizes forward exchange contracts and purchased options with maturities of less than eighteen months.

    The Company enters into certain foreign currency derivative instruments which do not meet hedge accounting criteria. These primarily are intended to protect against exposure related to intercompany financing transactions and income from international operations. The fair value of these instruments at September 30, 2000 was a $28 million asset, and the net impact of the related gains and losses on marketing, research and administrative expense was not material in the quarter.

    In addition, the Company utilizes purchased foreign currency options and forward exchange contracts which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases, and intercompany royalties. The fair value of these instruments at September 30, 2000 was a $24 million asset. Gains and losses on these instruments are deferred in other comprehensive income (OCI) until the underlying transaction is recognized in earnings. The earnings impact is reported in either net sales, cost of products sold, or marketing research and administrative expenses, to match the underlying transaction being hedged.

    Hedging activity for qualifying cash flow hedges currently fair valued at $21 million of after-tax gain (the majority of the amount currently deferred in OCI) is expected to be reclassified to earnings in the next twelve months. The change in the time value of options excluded from the hedge effectiveness test and charged to earnings in the current quarter was a $9 million after-tax loss. No cash flow hedges were discontinued during the quarter ended September 30, 2000.

    Net Investment Hedging
    ----------------------
    The Company hedges its net investment position in major currencies and generates foreign currency interest payments which offset other transactional exposures in these currencies. To accomplish this, the Company borrows directly in foreign currency and designates a portion of foreign currency debt as a hedge of net investments. In addition, certain currency interest rate swaps are designated as hedges of the Company's related foreign net investments. Currency effects of these hedges reflected in the cumulative translation section of shareholders' equity produced a $221 million after-tax gain during the quarter, leaving an accumulated net balance of $338 million.

    Commodity Price Management
    --------------------------
    Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company uses exchange traded futures and options contracts to manage the volatility related to anticipated inventory purchases. These market instruments are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of products sold in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of products sold immediately. All existing balances in other comprehensive income are expected to be reclassified into earnings within the fiscal year. No cash flow hedges were discontinued during the quarter ended September 30, 2000. Commodity hedging activity is not material to the Company's financial statements.

Item 2. Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported net earnings of $1.16 billion or $0.82 per share for the quarter ended September 30, 2000. Results include an $85 million after-tax charge related to the Organization 2005 restructuring program. Core net earnings, which exclude the Organization 2005 charges, were $1.24 billion for the quarter. Core net earnings per share were equal to the prior year at $0.88. Earnings results were influenced by significant commodity-related cost increases and negative exchange impacts, which more than offset the benefits of pricing and a focus on growth of premium-priced products.

Net sales grew one percent, consistent with unit volume, reaching $9.97 billion. Gains from improved pricing and higher volume were partially offset by the negative impact of exchange rates. Excluding currency effects, primarily from the euro, sales grew four percent.

Gross margin was 46.8 percent for the current quarter compared to 47.5 percent in the same quarter of the prior year and 46.1 percent for the full fiscal year ended June 30, 2000. Included in cost of products sold is a before-tax charge of $63 million related to Organization 2005. Excluding Organization 2005 costs, core gross margin reached 47.4 percent, down from the prior year as improved pricing and premium products were more than offset by commodity-cost increases.

Operating margin was 17.8 percent for the quarter compared to 18.6 percent in the same quarter a year ago and 14.9 percent for the prior fiscal year. Excluding $105 million before tax in Organization 2005 charges, operating margin was 18.9 percent. Operating margin declined primarily due to the gross margin decrease.

FABRIC AND HOME CARE
--------------------
Unit volume was flat, as gains in North America laundry ahead of the price increase were offset by softness in Western Europe. Net sales declined three percent to $3.08 billion, primarily reflecting a three percent unfavorable foreign exchange impact, driven by Western European currencies. Net earnings were $498 million, up three percent. Earnings progress was due to lower costs in developing markets, minor brand divestitures and lower taxes. Comparisons were impacted by strong results in the prior year, when significant initiative activity, including sell-in of Swiffer and Dryel, fueled eight percent sales and 10 percent earnings growth. The business continued to invest in new initiatives in the current quarter, with recent launches of Downy Wrinkle Releaser and Tide Tablets in North America.

PAPER
-----
Unit volume was up one percent behind improved performance in diapers, notably in Latin America, and growth in Western Europe and China. Net sales also increased one percent to $3.04 billion, as pricing mitigated a four percent unfavorable exchange impact. Volume and sales growth reflected the successful introductions of new products in baby care and feminine care. Net earnings declined four percent to $329 million as progress in marketing, research and administrative spending was offset by unfavorable exchange rates. Significant commodity-related cost increases were countered by pricing actions, primarily in tissues/towel and feminine care.

BEAUTY CARE
-----------
Unit volume was flat versus year ago as strong growth in hair care was offset by significant competitive activity in personal cleansing and deodorants in North America and by Western Europe business softness. Net sales grew two percent to $1.87 billion, including a three percent unfavorable exchange impact. Sales were ahead of volume due to pricing and the continued focus on high-performance, premium-priced initiatives. Net earnings were $267 million, a 19 percent increase, reflecting the benefit of improved pricing, lower taxes and comparison to a weak year ago base period.

HEALTH CARE
-----------
Double-digit volume and sales growth in health care was led by continued outstanding progress on Iams pet health and nutrition business which was acquired in September 1999. Unit volume climbed 34 percent versus the prior year and sales grew 24 percent to $990 million, including a two percent negative impact from weaker currencies. Net earnings were $81 million, an 11 percent decline, as growth from acquisitions was outweighed by last year's high level of licensing and divestiture activity. Base business net earnings grew by double-digits, excluding the impact of acquisitions, divestitures and licensing activities.

FOOD AND BEVERAGE
-----------------
Unit volume and sales declined 11 percent and 13 percent respectively, reflecting softness in both the snacks and beverage businesses. Pringles volume was down in part due to trade inventory builds in advance of an announced June price increase. The beverage business declined as a result of a heavy competitive climate in juice. Net sales were $1.05 billion, including a two percent negative impact from currency rate changes. Net earnings decreased 29 percent to $75 million, due to lower volume and the associated cost impact.

FINANCIAL CONDITION
-------------------
Total debt increased $535 million since June 30, 2000. The incremental debt was used primarily to fund the Company's ongoing share repurchase program.

SECOND QUARTER
--------------
The Company confirmed its prior guidance of core earnings per share growth in the mid-single-digits, or a range of $0.91 to $0.93 per share. October-December sales, excluding the impact of foreign exchange, are expected to be up slightly with volume down in the low-single-digits. The second quarter results will benefit from the Company's ongoing minor brand divestiture program, including the divestiture of Clearasil. These results are against a particularly strong year ago base period, where volume increased six percent and core earnings grew 11 percent, driven by a strong new brand launch program.

ORGANIZATION 2005 UPDATE
------------------------
On June 9, 1999, the Company announced an Organization 2005 restructuring program that is an integral part of the broader 2005 initiative, which includes a realignment of the organization structure, work processes and culture designed to accelerate growth by streamlining management decision-making, manufacturing and other work processes. These changes are intended to increase the Company's ability to innovate and bring initiatives to global markets more quickly. In order to implement the program's structural changes and achieve the benefits of faster growth, the Company will make a number of structural changes to both its administrative and manufacturing operations.

Charges related to Organization 2005 consist primarily of costs related to the consolidation of manufacturing facilities (including accelerated depreciation, asset writedowns and contract termination costs) and employee separation costs. During the quarter ended September 30, 2000, the Company recorded expenses totaling $107 million before tax related to Organization 2005, as detailed in the following table:

                                      Organization 2005 July-September, 2000 Charges (before tax)
                                      -----------------------------------------------------------
                                     Beginning                                 Charged       Ending
                                     Reserves        Total         Cash        Against      Reserves
                                    at 6/30/00      Charges       Spent        Assets        9/30/00
                                    ----------      -------       -----        ------        -------
Employee separations                    $88           $32         $(34)          --            $86
Asset write-downs                        --             1           --           (1)            --
Accelerated depreciation                 --            52           --          (52)            --
Other                                    --            22          (22)          --             --
                                        ---           ---         -----         ----           ---
                                         88           107          (56)         (53)            86
                                        ---           ---         -----         ----           ---


During July-September, 2000, Organization 2005 costs charged against the Company's cost of products sold amounted to $63 million, while charges included in marketing, research and administrative expenses and other expenses amounted to $44 million. Charges related to Organization 2005 are included in Corporate in the Company's segment disclosures. The underlying plant closures and consolidations will impact all regions and product segments. Planned plant closures and consolidations will not all be executed immediately due to either capacity or logistics constraints.

Employee separation charges in July-September, 2000 are associated with severance packages for approximately 430 people, representing primarily administrative employees in North America, Asia, and Europe, along with production employees in Asia. The predominantly voluntary packages are formula-driven, based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer in accordance with P&G policy for such programs. On average, net enrollment is expected to decline by approximately 85% of total separations, as some terminations will be partially offset through increased enrollment at remaining sites. Of total separations expected through fiscal 2001, approximately half will take place in manufacturing with the balance in administrative functions. Separation costs related to manufacturing employees are included in cost of products sold, while those for administrative employees are reported in marketing, research and administrative expenses.

Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization and closures that will occur primarily over the next two years as a result of the Organization 2005 program. The Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation. Approximately 60% of the $52 million of accelerated depreciation recorded in the July-September, 2000 quarter is concentrated in the paper segment and reflects the standardization of manufacturing and other work processes being undertaken in that segment. Most of the remaining balance is concentrated in the beauty care and fabric and home care segments.

Charges for other costs related to Organization 2005 amounted to $22 million during the July-September, 2000 quarter, and consisted primarily of costs associated with relocation, training and other Organization 2005-related expenses. These costs are expensed as incurred.

NEW PRONOUNCEMENT
-----------------
In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The effective date has been deferred pending additional interpretive guidance. Based on current interpretations, no material impact on the Company's financial statements is anticipated.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 2000 Annual Meeting of Shareholders held on October 10, 2000, the following actions were taken:

The following Directors were elected for terms of office expiring in 2003:

                                             Votes                      Broker
                          Votes For        Withheld    Abstentions*   Non-Votes*
                        -------------     ----------   ------------   ----------
NORMAN R. AUGUSTINE     1,146,541,593     20,774,260        N/A          N/A
RICHARD J. FERRIS       1,147,637,532     19,678,321        N/A          N/A
A. G. LAFLEY            1,154,408,126     12,907,727        N/A          N/A
JOHN F. SMITH, JR.      1,147,276,097     20,039,756        N/A          N/A
MARINA V.N. WHITMAN     1,145,608,024     21,707,829        N/A          N/A


* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2001, was approved by the shareholders. The shareholders cast 1,148,366,349 votes in favor of this proposal and 11,028,120 votes against. There were 7,921,384 abstentions.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal sought to reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 383,202,883 votes in favor of the resolution and 553,987,841 against. There were 20,803,696 abstentions and 209,321,433 broker non-votes.

A shareholder resolution proposed by Lenore Goldman was defeated by the shareholders. The proposal requested that the Board of Directors adopt a policy of removing genetically engineered crops, organisms or products thereof from all products sold or manufactured by the Company until long-term safety testing has shown that they are not harmful to humans, animals and the environment. The Board opposed the resolution. The shareholders cast 50,934,428 votes in favor of the resolution and 859,057,703 against. There were 48,249,850 abstentions and 209,073,872 broker non-votes.

A shareholder resolution proposed by the Comptroller of New York City, as Custodian and/or Trustee of four retirement and/or pension funds, was defeated by the shareholders. The proposal requested that the Company commit itself to the full implementation of the SA8000 Social Accountability Standards by its international suppliers and in its own international production facilities and commit to a program of outside, independent monitoring of compliance with these standards. The Board opposed the resolution. The shareholders cast 81,311,730 votes in favor of the resolution and 813,051,845 against. There were 63,613,040 abstentions and 209,339,238 broker non-votes.

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

     (11)     Computation of Earnings per Share.

     (12)     Computation of Ratio of Earnings to Fixed Charges.

     (27)     Financial Data Schedule.


(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated September 6, 2000, relating to confirmation of previously issued guidance for the July-September 2000 quarter, and September 28, 2000, entitled "New Procter & Gamble Chief Executive Details Business Plan - Sets Long-Term Growth Plans".


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


D. R. WALKER
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  November 2, 2000




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

  (11)   Computation of Earnings per Share                                    14

  (12)   Computation of Ratio of Earnings to Fixed Charges                    15

  (27)   Financial Data Schedule                                              16