Form 10-Q
period 2000-12-31
PROCTER & GAMBLE CO
filed 2001-02-01
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 2000    Commission file number 1-434


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


                                Yes X    No .


There were 1,299,875,679 shares of Common Stock outstanding as of December 31, 2000.




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 2000 and 1999, the Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000, and the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts

                                      Three Months Ended           Six Months Ended
                                          December 31                 December 31
                                    ----------------------      ----------------------
                                      2000          1999          2000          1999
                                    --------      --------      --------      --------
NET SALES                           $ 10,182      $ 10,588      $ 20,151      $ 20,507
  Cost of products sold                5,417         5,563        10,724        10,769
  Marketing, research, and
   administrative expenses             3,054         3,183         5,937         6,049
                                    --------      --------      --------      --------

OPERATING INCOME                       1,711         1,842         3,490         3,689
  Interest expense                       224           178           403           325
  Other income, net                      294            51           397            96
                                    --------      --------      --------      --------

EARNINGS BEFORE INCOME TAXES           1,781         1,715         3,484         3,460
  Income taxes                           587           589         1,135         1,187
                                    --------      --------      --------      --------

NET EARNINGS                        $  1,194      $  1,126      $  2,349      $  2,273
                                    ========      ========      ========      ========

PER COMMON SHARE:
  Basic net earnings                $    .89      $   0.83      $   1.76      $   1.68
  Diluted net earnings              $    .84      $   0.78      $   1.66      $   1.58
  Dividends                         $    .35      $   0.32      $   0.70      $    .64


AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED              1,411.0       1,434.8       1,410.0       1,434.8



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                           CONSOLIDATED BALANCE SHEETS
Amounts in Millions
                                                            December 31      June 30
ASSETS                                                          2000           2000
------                                                      -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                                 $  3,407       $  1,415
  Investment securities                                          149            185
  Accounts receivable                                          3,639          2,910
  Inventories
    Materials and supplies                                     1,166          1,254
    Work in process                                              399            394
    Finished products                                          1,958          1,842
  Deferred income taxes                                          183            309
  Prepaid expenses and other current assets                    1,975          1,837
                                                            -----------    -----------

TOTAL CURRENT ASSETS                                          12,876         10,146

PROPERTY, PLANT AND EQUIPMENT                                 23,471         23,221
ACCUMULATED DEPRECIATION                                      (9,877)        (9,529)
                                                            -----------    -----------

TOTAL PROPERTY, PLANT AND EQUIPMENT                           13,594         13,692

GOODWILL AND OTHER INTANGIBLE ASSETS                           8,505          8,786
OTHER NON-CURRENT ASSETS                                       1,850          1,742
                                                            -----------    -----------

  TOTAL ASSETS                                              $ 36,825       $ 34,366
                                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                  $  6,780       $  6,900
  Debt due within one year                                     4,279          3,241
                                                            -----------    -----------

TOTAL CURRENT LIABILITIES                                     11,059         10,141

LONG-TERM DEBT                                                10,061          9,012

DEFERRED INCOME TAXES                                            620            625

OTHER NON-CURRENT LIABILITIES                                  2,069          2,301
                                                            -----------    -----------

TOTAL LIABILITIES                                             23,809         22,079

SHAREHOLDERS' EQUITY
  Preferred stock                                              1,721          1,737
  Common stock-shares outstanding - Dec 31  1,299.9            1,300
                                    June 30 1,305.9                           1,306
  Additional paid-in capital                                   1,919          1,794
  Reserve for ESOP debt retirement                            (1,397)        (1,418)
  Accumulated comprehensive income                            (1,972)        (1,842)
  Retained earnings                                           11,445         10,710
                                                            -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                    13,016         12,287
                                                            -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 36,825       $ 34,366
                                                            ===========    ===========



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
Amounts in Millions                                         December 31
                                                        ---------------------
                                                          2000        1999
                                                        --------    ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            $ 1,415     $ 2,294

OPERATING ACTIVITIES
  Net earnings                                            2,349       2,273
  Depreciation and amortization                             976       1,081
  Deferred income tax expense                                21         318
  Change in:
    Accounts receivable                                    (771)       (548)
    Inventories                                             (98)       (360)
    Accounts payable and accruals                           (73)       (845)
    Other operating assets & liabilities                   (140)       (533)
  Other                                                       1         119
                                                        --------    --------

TOTAL OPERATING ACTIVITIES                                2,265       1,505
                                                        --------    --------

INVESTING ACTIVITIES
  Capital expenditures                                   (1,251)     (1,452)
  Proceeds from asset sales                                 473         109
  Acquisitions                                              (31)     (3,082)
  Change in investment securities                            (3)        254
                                                        --------    --------

TOTAL INVESTING ACTIVITIES                                 (812)     (4,171)
                                                        --------    --------

FINANCING ACTIVITIES
  Dividends to shareholders                                (974)       (900)
  Change in short-term debt                                 795       1,816
  Additions to long-term debt                             1,346       2,534
  Reduction of long-term debt                               (25)       (269)
  Proceeds from stock options                                61         109
  Purchase of treasury shares                              (649)       (876)
                                                        --------    --------

TOTAL FINANCING ACTIVITIES                                  554       2,414
                                                        --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                      (15)          2

CHANGE IN CASH AND CASH EQUIVALENTS                       1,992        (250)
                                                        --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 3,407     $ 2,044
                                                        ========    ========



                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three-month and six-month periods ended December 31, 2000 are not indicative necessarily of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses and net unrealized gains and losses on securities and cash flow hedges. Total comprehensive income for the three months ended December 31, 2000 and 1999 was $1,175 and $983, respectively. For the six months ended December 31, 2000 and 1999, total comprehensive income was $2,219 and $2,223, respectively.

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

Three Months Ended                Fabric &                 Beauty      Health       Food &
December 31                      Home Care     Paper        Care        Care       Beverage     Corporate     Total
------------------               ---------     -----       ------      ------      --------     ---------     -----
Net Sales
    2000                         $ 2,929       $ 3,047     $ 1,858     $ 1,150     $ 1,178      $    20       $ 10,182
    1999                           3,168         3,181       1,903       1,074       1,321          (59)        10,588

Earnings Before Income Taxes
    2000                             590           483         412         252         195         (151)         1,781
    1999                             653           498         420         202         219         (277)         1,715

Net Earnings
    2000                             390           295         286         164         124          (65)         1,194
    1999                             405           293         273         125         137         (107)         1,126


Six Months Ended                  Fabric &                 Beauty      Health       Food &
December 31                      Home Care     Paper        Care        Care       Beverage     Corporate     Total
------------------               ---------     -----       ------      ------      --------     ---------     -----
Net Sales
    2000                         $ 6,004       $ 6,086     $ 3,723     $ 2,140     $ 2,231      $   (33)      $ 20,151
    1999                           6,328         6,193       3,722       1,874       2,530         (140)        20,507

Earnings Before Income Taxes
    2000                           1,326           996         796         369         317         (320)         3,484
    1999                           1,427         1,073         777         349         388         (554)         3,460

Net Earnings
    2000                             888           624         553         245         199         (160)         2,349
    1999                             890           637         498         215         243         (210)         2,273



Item 2. Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported net earnings of $1.19 billion or $0.84 per share for the quarter ended December 31, 2000. Results included a $120 million after-tax charge related to the Organization 2005 restructuring program. Core net earnings, which exclude the Organization 2005 charges, were $1.31 billion for the quarter. Core net earnings per share were $0.93, a six percent increase versus the prior year.

Net sales were $10.18 billion for the quarter. This is equal to year ago record levels, after adjusting for a four percent unfavorable currency impact, primarily the euro. Unit volume was down two percent against an all-time record quarter last year, when new brand introductions, strong initiative activity and marketing support, and geographic expansions of established brands fueled growth.

Business segment after-tax earnings were up two percent as pricing and tax savings offset the impact of foreign exchange and increased product costs, driven by higher commodity-based prices. The sale of Clearasil added approximately $146 million after tax to the corporate segment, and was an important factor in delivering the six percent core net earnings per share growth.

For the first six months, reported net earnings were $2.35 billion, or $1.66 per share. Results included a charge of $205 million after-tax related to the Organization 2005 program. Excluding Organization 2005 charges, core net earnings were $2.55 billion, while core net earnings per share grew three percent to $1.81. Worldwide sales were down two percent to $20.15 billion, including a four percent effect due to unfavorable exchange rates, on flat unit volume.

Gross margin was 46.8 percent for the current quarter compared to 47.5 percent in the same quarter of the prior year, and 46.1 percent for the full fiscal year ended June 30, 2000. Included in cost of products sold is a before-tax charge of $81 million related to Organization 2005. Excluding Organization 2005 costs, gross margin was 47.6 percent, down from the year ago quarter as commodity-related cost increases and unfavorable exchange impacts were not fully offset by pricing actions.

Operating margin was 16.8 percent for the quarter compared to 17.4 percent in the same quarter a year ago and 14.9 percent for the prior fiscal year. Excluding $154 million before tax in Organization 2005 charges, operating margin was 18.3 percent. The decline in operating margin was primarily driven by the gross margin decrease.

For the six-month period, gross margin was 46.8 percent, comparable to the quarter results, and below the 47.5 percent reported in the same period a year ago.

The following provides additional perspective on the Company's results by business segment:

FABRIC AND HOME CARE
--------------------
The Company's largest segment, fabric and home care, began to show signs of share improvement, despite a continued difficult competitive environment. Net earnings were $390 million, down four percent against particularly strong growth in the prior year. Net sales were $2.93 billion, with a four percent volume decline exacerbated by a five percent unfavorable exchange impact. The unit volume trend reflects the strength of the year-ago base period, which included the initial shipments of Swiffer, Febreze and Dryel, as well as the impact of inventory builds in advance of last quarter's North America laundry price increase. Recent pricing actions in Western Europe and laundry product improvements in North America are designed to improve the value equation with consumers to support achievement of our future growth objectives.

For the first six months of the fiscal year, unit volume was down two percent. Sales fell five percent while earnings were equal to year-ago levels.

PAPER
-----
The paper segment posted a one percent growth in net earnings as pricing and a disciplined focus on controllable costs countered exchange impacts and higher raw material prices. Net earnings for the quarter were $295 million. Excluding a five percent unfavorable exchange impact, net sales grew one percent to $3.05 billion. Pricing benefits, primarily in North America tissues and towel and baby care, mitigated a slight decrease in unit volume. Growth in Latin America volume, primarily in baby care, was offset by a decline in North America, following particularly strong results in the prior year. This segment continues to face competitive challenges and is focused on the best approaches to deliver a winning consumer value equation in the future.

For the first half of the year, unit volume was flat while net sales and net earnings were down two percent.

BEAUTY CARE
-----------
Beauty care also delivered net earnings growth, as the segment continues to focus on premium products. Net earnings grew five percent to $286 million. The business supported continued investment in business-building initiatives by managing costs, primarily lower taxes. Share progress on key brands was not directly reflected in top-line results due to trade inventory adjustments, primarily related to the Pantene relaunch. Net sales were $1.86 billion, down two percent driven entirely by a five percent negative impact of currency. Excluding exchange, the net sales growth in the face of a two percent decline in unit volume reflects the benefit of pricing as the business extends its hair and skin care product lines. Notable progress was achieved in the hair care business in Latin America, and earnings progress in China following challenges in the prior year.

On a year-to-date basis, unit volume was down one percent while sales were flat. Net earnings grew 11 percent driven by higher value initiatives.

HEALTH CARE
-----------
On top of record results in the year ago quarter, the health care segment again delivered excellent growth, reflecting strong execution of initiative plans. Net earnings grew 31 percent to $164 million. Disciplined focus on costs complemented top-line growth, particularly in Iams, North America pharmaceuticals, and oral care. Net sales were up seven percent to $1.15 billion, including a three percent negative impact from weaker currencies. Excluding this effect, the double-digit sales growth was driven by an 11 percent increase in unit volume. Iams continues to exceed expectations, as the expansion into new retail channels has delivered substantial growth, while it continues to be number one in pet specialty outlets.

For the first six months of the year, unit volume increased 21 percent with net sales and net earnings up 14 percent.

FOOD AND BEVERAGE
-----------------
The food and beverage segment remained below the record level of a year ago, reflecting the continued impacts of the competitive environment and transition impacts of a re-sizing initiative on Pringles. Net earnings were $124 million, down nine percent, due to lower volume versus record shipments in the year ago quarter. Net sales were $1.18 billion, down 11 percent due to a seven percent decline in unit volume and a three percent impact of unfavorable exchange rates.

Year-to-date, unit volume reflected a nine percent decline while net sales declined 12 percent. Net earnings were 18 percent below a year ago.

FINANCIAL CONDITION
-------------------
Total debt increased $2.1 billion since June 30, 2000, as the Company increased its foreign currency debt exposure to obtain favorable interest rates and to fund the Company's ongoing share repurchase program.

For the six-month period ended December 31, 2000, cash generated from operating activities totaled $2.3 billion, up from $1.5 billion in the same period in the prior year. The increase resulted primarily from improvements in working capital.

Acquisitions were down $3.1 billion versus the year ago period, which included the Iams Company and Recovery Engineering. Capital spending declined $201 million versus the year ago period, reflecting slowing spending patterns while continuing Organization 2005-related capital projects.

FISCAL YEAR AND THIRD QUARTER ESTIMATES
---------------------------------------
The Company confirmed that it is comfortable with the high end of the current range of analysts' estimates for core net earnings per share growth for the year. Based on current trends and expectations, the Company now expects unit volume to be about flat for the year, and net sales, excluding exchange effects, to be up two to four percent.

Unit volume for January - March is forecasted to be flat or down two percent versus a strong prior year base period. Net sales excluding exchange effects are expected to grow in the low single digits. Double-digit earnings per share growth is expected for the quarter, with core net earnings per share in the range of $0.72 - $0.74.

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

Charges related to Organization 2005 consist primarily of costs related to the consolidation of manufacturing facilities (including accelerated depreciation, asset write-downs and contract termination costs) and employee separation costs. During the quarter ended December 31, 2000, the Company recorded expenses totaling $152 million before tax related to Organization 2005, as detailed in the following table:

                              Organization 2005 July-December, 2000 Charges (before tax)
                              ----------------------------------------------------------
                                                                                  For the July-December Period
                                                                                  ----------------------------
                                                      Prior        Current
                                     Beginning       Quarter       Quarter                              Charged        Ending
                                     Reserves        Charges         New         Total       Cash       Against       Reserves
                                    at 6/30/00     Jul-Sep 00      Charges      Charges      Spent      Assets        12/31/00
                                    ----------     ----------      -------      -------      -----      ------        --------
Employee separations                    $88            $32           $26          $58        $(37)        $-            $109
Asset write-downs                        --              1            14           15           -        (15)            -
Accelerated depreciation                 --             52            66          118           -       (118)            -
Other                                    --             22            46           68         (68)         -             -
                                        ---            ---           ---          ---        -----      -----           ----
                                         88            107           152          259        (105)      (133)            109

During October-December, 2000, Organization 2005 costs charged against the Company's cost of products sold amounted to $81 million, while charges included in marketing, research and administrative expenses and other expenses amounted to $71 million. Charges related to Organization 2005 are included in Corporate in the Company's segment disclosures. The underlying plant closures and consolidations will impact all regions and product segments. Planned plant closures and consolidations will not all be executed immediately due to either capacity or logistics constraints.

Employee separation charges in October-December, 2000 are associated with severance packages for approximately 440 people, representing primarily administrative employees in North America, Asia, and Europe. The predominantly voluntary packages are formula-driven, based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer in accordance with P&G policy for such programs. On average, net enrollment is expected to decline by approximately 85% of total separations, as some terminations will be partially offset through increased enrollment at remaining sites. Of total separations expected through fiscal 2001, approximately half will take place in manufacturing with the balance in administrative functions. Separation costs related to manufacturing employees are included in cost of products sold, while those for administrative employees are reported in marketing, research and administrative expenses.

Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization and closures that will occur primarily over the next two years as a result of the Organization 2005 program. The Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation. Approximately 70% of the $66 million of accelerated depreciation recorded in the October-December, 2000 quarter is concentrated in the paper segment and reflects the standardization of manufacturing and other work processes being undertaken in that segment. Most of the remaining balance is concentrated in the fabric and home care, food and beverage and beauty care segments.

Charges for other costs related to Organization 2005 amounted to $46 million during the October-December, 2000 quarter, and consisted primarily of costs associated with relocation, training and other Organization 2005-related expenses.


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

        (11)     Computation of Earnings per Share.

        (12)     Computation of Ratio of Earnings to Fixed Charges.


(b)     Reports on Form 8-K

        The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated October 31, 2000, relating to the announcement of earnings for the July-September 2000 quarter; dated November 20, 2000, relating to Bristol-Myers Squibb's announcement of its intention to sell its hair care business; and dated December 12, 2000, relating to confirmation of previously issued guidance for the October-December 2000 quarter and fiscal year 2001.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


D. R. Walker
--------------------------------------
D. R. Walker
Vice President and Comptroller
(Principal Accounting Officer)

Date:  February 1, 2001



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