Form 10-Q
period 2001-03-31
PROCTER & GAMBLE CO
filed 2001-05-09
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2001       Commission file number 1-434


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


                              Yes X      No .


There were 1,295,146,779 shares of Common Stock outstanding as of April 20, 2001.





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and nine months ended March 31, 2001 and 2000, the Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts

                                       Three Months Ended              Nine Months Ended
                                             March 31                       March 31
                                     ----------------------          ----------------------
                                        2001         2000              2001          2000
                                     --------      --------          --------      --------

NET SALES                            $  9,511      $  9,783          $ 29,662      $ 30,290
  Cost of products sold                 5,175         5,327            15,899        16,096
  Marketing, research, and
    administrative expenses             3,034         3,136             8,971         9,185
                                     --------      --------          --------      --------

OPERATING INCOME                        1,302         1,320             4,792         5,009
  Interest expense                        204           180               607           505
  Other income, net                       227            51               624           147
                                     --------      --------          --------      --------

EARNINGS BEFORE INCOME TAXES            1,325         1,191             4,809         4,651
  Income taxes                            432           438             1,567         1,625
                                     --------      --------          --------      --------

NET EARNINGS                         $    893      $    753          $  3,242      $  3,026
                                     ========      ========          ========      ========

PER COMMON SHARE:
  Basic net earnings                 $   0.66      $   0.55          $   2.42      $   2.23
  Diluted net earnings               $   0.63      $   0.52          $   2.29      $   2.10
  Dividends                          $   0.35      $   0.32          $   1.05      $   0.96

AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED               1,404.9       1,426.7           1,408.3       1,432.9


                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                   CONDENSED
                           CONSOLIDATED BALANCE SHEET

Amounts in Millions
                                                               March 31          June 30
                                                                 2001              2000
                                                               ---------        ---------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                    $  2,681         $  1,415
  Investment securities                                             162              185
  Accounts receivable                                             2,985            2,910
  Inventories
    Materials and supplies                                        1,120            1,254
    Work in process                                                 417              394
    Finished products                                             1,995            1,842
  Deferred income taxes                                             329              309
  Prepaid expenses and other current assets                       1,951            1,837
                                                               ---------        ---------

TOTAL CURRENT ASSETS                                             11,640           10,146

PROPERTY, PLANT AND EQUIPMENT                                    23,370           23,221
ACCUMULATED DEPRECIATION                                         (9,768)          (9,529)
                                                               ---------        ---------

TOTAL PROPERTY, PLANT AND EQUIPMENT                              13,602           13,692

GOODWILL AND OTHER INTANGIBLE ASSETS                              8,546            8,786

OTHER NON-CURRENT ASSETS                                          2,052            1,742
                                                               ---------        ---------
  TOTAL ASSETS                                                 $ 35,840         $ 34,366
                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     $  6,610         $  6,900
  Debt due within one year                                        3,428            3,241
                                                               ---------        ---------
TOTAL CURRENT LIABILITIES                                        10,038           10,141

LONG-TERM DEBT                                                    9,889            9,012

DEFERRED INCOME TAXES                                             1,006              625

OTHER NON-CURRENT LIABILITIES                                     1,935            2,301
                                                               ---------        ---------

TOTAL LIABILITIES                                                22,868           22,079

SHAREHOLDERS' EQUITY
  Preferred stock                                                 1,710            1,737
  Common stock-shares outstanding - Mar 31    1,295.8             1,296
                                    June 30   1,305.9                              1,306
  Additional paid-in capital                                      2,023            1,794
  Reserve for ESOP debt retirement                               (1,376)          (1,418)
  Accumulated comprehensive income                               (1,983)          (1,842)
  Retained earnings                                              11,302           10,710
                                                               ---------        ---------

TOTAL SHAREHOLDERS' EQUITY                                       12,972           12,287
                                                               ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 35,840         $ 34,366
                                                               =========        =========



                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                   CONDENSED
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Nine Months Ended
Amounts in Millions                                            March 31
                                                       ------------------------
                                                         2001            2000
                                                       --------        --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           $ 1,415         $ 2,294

OPERATING ACTIVITIES
  Net earnings                                           3,242           3,026
  Depreciation and amortization                          1,433           1,588
  Deferred income taxes                                     82             443
  Change in:
     Accounts receivable                                  (166)             22
     Inventories                                          (197)           (440)
     Accounts payable and accruals                         (98)         (1,184)
     Other operating assets & liabilities                 (242)           (569)
  Other                                                   (253)             26
                                                       --------        --------

TOTAL OPERATING ACTIVITIES                               3,801           2,912
                                                       --------        --------

INVESTING ACTIVITIES
  Capital expenditures                                  (1,921)         (2,086)
  Proceeds from asset sales                                739             247
  Acquisitions                                            (119)         (2,942)
  Change in investment securities                          127             259
                                                       --------        --------

TOTAL INVESTING ACTIVITIES                              (1,174)         (4,522)
                                                       --------        --------

FINANCING ACTIVITIES
  Dividends to shareholders                             (1,459)         (1,350)
  Change in short-term debt                                 87             981
  Additions to long-term debt                            1,280           3,542
  Reduction of long-term debt                             (158)           (397)
  Proceeds from stock options                              132             174
  Purchase of treasury shares                           (1,202)         (1,666)
                                                       --------        --------

TOTAL FINANCING ACTIVITIES                              (1,320)          1,284
                                                       --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                     (41)             (4)

CHANGE IN CASH AND CASH EQUIVALENTS                      1,266            (330)
                                                       --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 2,681         $ 1,964
                                                       ========        ========


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three-month and nine-month periods ended March 31, 2001 are not indicative necessarily of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses and net unrealized gains and losses on securities and cash flow hedges. Total comprehensive income for the three months ended March 31, 2001 and 2000 was $882 and $752, respectively. For the nine months ended March 31, 2001 and 2000, total comprehensive income was $3,101 and $2,975, respectively.

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

Three Months                      Fabric & Home                Beauty      Health         Food &
Ended March 31                         Care          Paper      Care        Care         Beverage      Corporate         Total
--------------                    -------------     -------    -------     -------       --------      ---------        -------
Net Sales
  2001                               $ 2,773        $ 2,936    $ 1,780     $ 1,097       $   938       $   (13)         $ 9,511
  2000                                 2,939          2,931      1,899       1,076           976           (38)           9,783

Earnings Before Income Taxes
  2001                                   510            403        356         144           118          (206)           1,325
  2000                                   458            383        360         164            78          (252)           1,191

Net Earnings
  2001                                   348            236        243          91            67           (92)             893
  2000                                   283            218        231         101            50          (130)             753


Nine Months                       Fabric & Home                Beauty      Health         Food &
Ended March 31                         Care          Paper      Care        Care         Beverage      Corporate         Total
--------------                    -------------     -------    -------     -------       --------      ---------        -------
Net Sales
  2001                               $ 8,777        $ 9,022    $ 5,503     $ 3,237       $ 3,169       $   (46)         $29,662
  2000                                 9,267          9,124      5,621       2,950         3,506          (178)          30,290

Earnings Before Income Taxes
  2001                                 1,836          1,399      1,152         513           435          (526)           4,809
  2000                                 1,885          1,456      1,137         513           466          (806)           4,651

Net Earnings
  2001                                 1,236            860        796         336           266          (252)           3,242
  2000                                 1,173            855        729         316           293          (340)           3,026


Item 2. Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported net earnings of $893 million or $0.63 per diluted share for the quarter ended March 31, 2001. Results included a $113 million after-tax charge related to the Organization 2005 restructuring program. Core net earnings, excluding Organization 2005 charges, were $1.01 billion for the quarter or $0.71 per diluted share. Core net earnings per diluted share increased 11 percent, primarily driven by pricing benefits and tax savings in the business units and divestiture gains.

Net sales for the quarter were $9.51 billion, down three percent. Excluding a three percent unfavorable impact of exchange, due primarily to the euro and British pound, net sales were equal to year ago. Favorable pricing and mix effects offset a unit volume decline of three percent due to major new brand introductions in the base period.

For the first nine months, reported net earnings were $3.24 billion, or $2.29 per diluted share. Results included charges of $318 million after-tax related to the Organization 2005 program. Excluding Organization 2005 charges, core net earnings were $3.56 billion, while core net earnings per diluted share were $2.52, five percent above the prior year. Net sales were up one percent to $29.66 billion, excluding a three percent unfavorable exchange rate effect. Unit volume decreased one percent.

Gross margin was 45.6 percent for the current quarter compared to 45.5 percent in the same quarter of the prior year, and 46.1 percent for the full fiscal year ended June 30, 2000. Included in cost of products sold is a before-tax charge of $102 million related to Organization 2005. Excluding Organization 2005 costs, gross margin was 46.7 percent, slightly up versus the year ago quarter due to pricing benefits.

Operating margin was 13.7 percent for the quarter compared to 13.5 percent in the same quarter a year ago and 14.9 percent for the prior fiscal year. Excluding $152 million before tax in Organization 2005 charges, operating margin was 15.3 percent, down slightly from the year ago period. The decline in operating margin was primarily due to the impact of the devaluation of Turkish lira assets, mitigated by a combination of pricing benefits and marketing efficiencies.

For the nine-month period, gross margin was 46.4 percent, below the 46.9 percent reported in the same period a year ago. Excluding Organization 2005 charges of $246 million before tax, gross margin was 47.2 percent. Operating margin on a year-to-date basis was 16.2 percent compared to 16.5 percent for the same period last year. Without Organization 2005 charges of $411 million before tax, operating margin was 17.5 percent. The decline in operating margin was primarily driven by the gross margin decrease.

The following provides additional perspective on the company's results by business segment:

FABRIC AND HOME CARE
--------------------
Fabric and home care delivered double-digit earnings growth. Net sales of $2.77 billion were down three percent excluding negative exchange of three percent. Volume declined three percent, due to heavy new brand activity in the base period. Net earnings grew 23 percent to $348 million, including the benefit of lower taxes, gains from divestitures and pricing in North America laundry. Western Europe laundry continues to face strong competition, although shares have begun to improve indicating progress in restoring price competitiveness.

For the first nine months of the year, net sales decreased five percent on a two percent volume decline. Net earnings increased five percent, reflecting factors similar to those for the quarter.

PAPER
-----
The paper segment achieved solid earnings progress during the quarter. The competitive environment kept volume flat, despite growth in baby care and in Latin America and Europe. Pricing actions and improved mix offset unfavorable exchange impacts. Net sales of $2.94 billion were up three percent, excluding an unfavorable foreign exchange impact of three percent. Net earnings for the quarter grew eight percent to $236 million, as pricing actions particularly in tissues and towel and lower investment spending offset commodity-related cost increases.

On a year-to-date basis, net sales were down one percent on flat unit volume. Net earnings were up one percent.

BEAUTY CARE
-----------
Beauty care net sales were $1.78 billion, down six percent. Excluding the four percent impact of unfavorable currencies, and the impact of divestitures, net sales were down one percent. Innovation on core brands - Pantene, Head & Shoulders and Olay - is growing share in the U.S., and beginning to expand to international markets. Volume was down two percent, excluding divestitures, due to the launch of Physique in the base period. Gross margin improvements and marketing cost efficiency helped deliver $243 million in net earnings, five percent growth over the prior year.

For the first nine months of the year, net sales were down two percent, consistent with unit volume. Net earnings grew nine percent.

HEALTH CARE
-----------
Health care delivered net sales growth of two percent to $1.10 billion, despite flat unit volume, on a stronger mix of new oral care and pharmaceutical products, notably Actonel. Excluding the impact of foreign exchange, net sales grew five percent. Net earnings declined 10 percent to $91 million. Excluding the benefit of the Iams sell-in in the base period, health care earnings grew double-digits.

Year-to-date, volume increased 13 percent while net sales rose 10 percent, primarily from Iams growth and new products in oral care and pharmaceuticals. Net earnings increased six percent as growth from new products was partially offset by the high level of licensing and divestiture activity in the prior year.

FOOD AND BEVERAGE
-----------------
In food and beverage, net earnings grew to $67 million, a 34 percent increase due to global snacks price increases and heavy new initiative spending in the base period, primarily in coffee. Net sales of $938 million were down four percent. Excluding one percent unfavorable foreign exchange, and the divestiture of institutional shortening and oils in the quarter, net sales were flat. A favorable mix impact partially offset the eight percent volume decline.

For the first nine months of the year, net sales decreased 10 percent with unit volume down nine percent. Net earnings were down nine percent primarily due to lower volume.

The Company has announced possible transactions that could materially affect future results of the food and beverage segment. The intended formation of a new entity to combine the snacks and juice business with the juice business of The Coca-Cola Company is expected to provide the strategic focus and capability to deliver future growth for these businesses. Additionally, the Company recently announced plans to explore strategic alternatives with respect to its retail shortening and oils and peanut butter businesses, including outright sale, joint venture or a swap for other consumer brands.

CORPORATE
---------
The corporate segment includes both operating and non-operating items such as financing and investing activities, goodwill amortization, employee benefit costs, charges related to restructuring (including the Organization 2005 program), segment eliminations and other general corporate items. Based on the nature of the items, corporate results can vary significantly from period to period. Net earnings for the corporate segment declined nearly 50 percent in the quarter, excluding Organization 2005 charges, reflecting divestiture gains in the current year which were more than offset by increased interest expense and certain non-recurring items in the prior year.

FINANCIAL CONDITION
-------------------
Net debt (total debt less cash) decreased $201 million since June 30, 2000, as increases in debt, primarily to fund the Company's ongoing share repurchase program, were more than offset by increases in operating cash flow.

For the nine-month period ended March 31, 2001, cash generated from operating activities totaled $3.8 billion, up from $2.9 billion in the same period in the prior year. The increase resulted primarily from improvements in working capital.

Acquisitions were down $2.8 billion versus the year ago period, which included the Iams Company and Recovery Engineering. Capital spending declined $165 million versus the year ago period, reflecting the Company's focus on improved capital efficiency.

FOURTH QUARTER
--------------
The Company confirmed that it is comfortable with the range of analysts' estimates for core earnings per share growth for the quarter. Unit volume for April-June is forecasted to be flat to up two percent while net sales excluding exchange effects are expected to grow in the low single digits.

ORGANIZATION 2005 UPDATE
------------------------
On June 9, 1999, the Company announced an Organization 2005 restructuring program that is an integral part of the broader 2005 initiative, which includes a realignment of the organization structure, work processes and culture designed to accelerate growth by streamlining management decision-making, manufacturing and other work processes. These changes are intended to increase the Company's ability to innovate and bring initiatives to global markets more quickly. In order to implement the program's structural changes and achieve the benefits of faster growth, the Company is making a number of structural changes to both its administrative and manufacturing operations.

During the quarter, the Company announced an acceleration and expansion of the Organization 2005 restructuring program designed to ensure competitive costs and enable accelerated growth. These actions will streamline the Company's cost structure by reducing overhead costs and by extending plans to reduce manufacturing costs. This is expected to be achieved by reducing staffing by an additional 9,600 jobs worldwide, or nine percent of the Company's workforce. About 40 percent will be in the U.S. and about 60 percent outside the U.S. Two-thirds of the reductions will come from non-manufacturing roles across all levels in the company; one-third will come from manufacturing projects. Manufacturing reductions will include both plant closures and further consolidation of production modules.

Although the plans are not finalized, the Company expects the cost of this aspect of the program to be $1.4 billion after-tax, with the bulk of these costs to be incurred by June 30, 2002. The savings are expected to be $600-700 million after-tax annually by 2004, and will be incremental to the original Organization 2005 restructuring program.

Additionally, the Company is continuing to review its business and new investments with the goal of more tightly focusing on its core business. While no decisions have been reached, it is possible that such additional costs could be $400-800 million after-tax. A final decision on this component of the Organization 2005 restructuring program is expected before the end of the fiscal year.

Charges related to Organization 2005 are related to the initial program and consist primarily of costs related to the consolidation of manufacturing facilities (including accelerated depreciation, asset write-downs and contract termination costs) and employee separation costs. During the quarter ended March 31, 2001, the Company recorded expenses totaling $152 million before tax related to Organization 2005, as detailed in the following table:

         Organization 2005 July, 2000-March, 2001 Charges (before tax)
         --------------------------------------------------------------
                                                                                    For the July-March Period
                                                                                    -------------------------
                                                                    Current
                                     Beginning                      Quarter                              Charged       Ending
                                     Reserves        Charges          New         Total       Cash       Against      Reserves
                                    at 6/30/00      Jul-Dec 00      Charges      Charges     Spent       Assets        3/31/01
                                    ----------      ----------      -------      -------     -----       ------        -------

Employee separations                    $88             $58           $30          $88       $(94)        $--           $82
Asset write-downs                        --              15            23           38         --         (38)           --
Accelerated depreciation                 --             118            68          186         --        (186)           --
Other                                    --              68            31           99        (99)         --            --
                                        ---             ---           ---          ---       -----       -----          ---
                                         88             259           152          411       (193)       (224)           82

During January-March, 2001, Organization 2005 costs charged against the Company's cost of products sold amounted to $102 million, while charges included in marketing, research and administrative expenses amounted to $50 million. Charges related to Organization 2005 are included in Corporate in the Company's segment disclosures. The underlying plant closures and consolidations will impact all regions and product segments. Planned plant closures and consolidations will not all be executed immediately due to either capacity or logistics constraints.

Employee separation charges in January-March, 2001 are associated with severance packages for approximately 550 people, representing primarily administrative employees in North America, Asia, and Europe. The predominantly voluntary packages are formula-driven, based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer in accordance with Company policy for such programs. On average, net enrollment is expected to decline by approximately 85% of total separations, as some terminations will be partially offset through increased enrollment at remaining sites. Of total separations expected through fiscal 2001, approximately half will take place in manufacturing with the balance in administrative functions. Separation costs related to manufacturing employees are included in cost of products sold, while those for administrative employees are reported in marketing, research and administrative expenses.

Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization and closures that will occur primarily over the next two years as a result of the Organization 2005 program. The Company has changed the estimated useful lives of such assets, resulting in an acceleration of depreciation. Approximately 70% of the $68 million of accelerated depreciation recorded in the January-March, 2001 quarter is concentrated in the paper segment and reflects the standardization of manufacturing and other work processes being undertaken in that segment. Most of the remaining balance is concentrated in the fabric and home care and beauty care segments.

Charges for other costs related to Organization 2005 amounted to $31 million during the January-March, 2001 quarter, and consisted primarily of costs associated with relocation, training and other Organization 2005-related expenses.


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

     (11)  Computation of Earnings per Share.

     (12)  Computation of Ratio of Earnings to Fixed Charges.


(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated January 30, 2001, relating to the announcement of earnings for the October-December 2000 quarter; dated February 21, 2001, relating to the Company's intent to form a stand alone enterprise with the Coca Cola Company to develop and market juice-based beverages and snacks; dated February 26, 2001, relating to the impact of the Turkish economic crisis on Company earnings for the second half of the fiscal year; and dated March 22, 2001, relating to an expansion and acceleration of the Company's existing Organization 2005 restructuring program.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


CLAYTON C. DALEY JR.
--------------------------------------
Clayton C. Daley Jr.
Chief Financial Officer and Comptroller
(Principal Accounting Officer)

Date:  May 9, 2001





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