Form 10-K
period 2001-06-30
PROCTER & GAMBLE CO
filed 2001-09-12
CIK 80424

PART I
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX
EXHIBIT 2.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.8
EXHIBIT 11
EXHIBIT 12
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4
EXHIBIT 99.5

THE PROCTER & GAMBLE COMPANY
AND SUBSIDIARIES

==================================

ANNUAL REPORT ON FORM 10-K
TO THE
SECURITIES AND EXCHANGE COMMISSION
FOR THE
YEAR ENDED JUNE 30, 2001

******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001	Commission File No. 1-434

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

There were 1,296,093,087 shares of Common Stock outstanding as of July 31, 2001. The aggregate market value of the voting stock held by non-affiliates amounted to $92 billion on July 31, 2001.

Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2001 are incorporated by reference into Part I, Part II and Part IV of this report.

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

General Development of Business

      The Procter & Gamble Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, the Company manufactures and markets a broad range of consumer products in many countries throughout the world.

      Unless the context indicates otherwise, the term the “Company” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.

      In 1999, the Company announced its intention to transition from its previous geographic-based structure to a product-based global business unit structure. Concurrent with that change, the Company initiated its Organization 2005 restructuring program, a discussion of which is incorporated herein by reference to Note 2, Restructuring Program, which appears on pages 27-28 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001. Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 1-3 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Financial Information About Industry Segments

      The Company’s products fall into five business segments: fabric and home care, paper, beauty care, health care, and food and beverage.

      Additional information required by this item is incorporated herein by reference to Note 12, Segment Information, of the Notes to the Consolidated Financial Statements, which appears on page 34, and Financial Review, which appears on pages 10-19 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Narrative Description of Business

      The Company’s business, represented by the aggregate of its fabric and home care, paper, beauty care, health care, and food and beverage segments, is essentially homogeneous. Many of the factors necessary for an understanding of these five segments are essentially identical. The markets in which the Company’s products are sold are highly competitive. The products of the Company’s business segments compete with many large and small companies, and there is no dominant competitor or competitors. Advertising is used in conjunction with an extensive sales force because the Company believes this combination provides the most efficient method of marketing these types of products. Product quality, performance, value and packaging are also important competitive factors. Most of the Company’s products in each of its segments are distributed through food, drug, mass and other retail outlets.

      The laundry and diaper categories constitute approximately 20% and 12% of consolidated fiscal 2001 sales, respectively. These results are comparable to the year before. The creation of new products and the development of new performance benefits for consumers on the Company’s existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

      The Company has registered trademarks and owns or has licenses under patents which are used in connection with its business in all segments. Some of these patents or licenses cover significant product formulation and processing of the Company’s products. The trademarks of all major products in each segment are registered. In part, the Company’s success can be attributed to the existence of these trademarks, patents and licenses.

      Most of the raw materials used by the Company are purchased from others. Additionally, some raw materials, primarily chemicals, are produced by the Company for further use in the manufacturing process. The Company purchases and produces a substantial variety of raw materials, no one of which is material to the Company’s business taken as a whole.

      Expenditures in fiscal year 2001 for compliance with federal, state and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 2002.

      Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth.

      The Company has approximately 106,000 employees. The decline of approximately 4,000 employees versus the prior year is primarily due to the Company’s restructuring program.

      Additional information required by this item is incorporated herein by reference to Note 12, Segment Information, which appears on page 34; Financial Summary, which appears on page 35; and Financial Review, which appears on pages 10-19 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Financial Information About Foreign and Domestic Operations

      The information required by this item is incorporated herein by reference to Note 12, Segment Information, which appears on page 34, and Financial Review, which appears on pages 10-19 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001. Company sales by geography for the fiscal year ended June 30, 2001 were as follows: North America — 55%; Europe, Middle East and Africa — 27%; Asia — 10% and Latin America — 8%.

      Assets and net sales in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)

	2001	2000	1999	2001	2000	1999

United States	$20,334	$20,038	$18,314	$18,318	$17,398	$15,221

International	18,910	19,913	19,811	16,069	16,968	16,971

Item 2. Properties.

      In the United States, the Company owns and operates 40 manufacturing facilities and leases and operates 2 manufacturing facilities. These facilities are located in 23 different states. In addition, the Company owns and operates 92 manufacturing facilities in 45 other countries. Fabric and home care products are produced at 47 of these locations; paper products at 50; health care products at 27; beauty care products at 34; and food and beverage products at 15. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at the end of June 30, 2001 representing the Company’s probable future costs that can be reasonably estimated was $6 million.

On June 8, 2001, the Company announced it had reached an agreement in principle to settle a lawsuit alleging damages under the U.S. Securities laws relating to our March 7, 2000 and June 8, 2000 earnings releases. If approved by the Court, the Company will pay $49 million in cash.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant

      The names, ages and positions held by the executive officers of the Company on September 1, 2001 are:

			Elected to
Name	Position	Age	Officer Position

John E. Pepper	Chairman of the Board. Director since June 12, 1984	63	1978

Alan G. Lafley	President and Chief Executive. Director since June 8, 2000	54	1992

Richard L. Antoine	Global Human Resources Officer	55	1998

Bruce L. Byrnes	President — Global Beauty Care and Global Health Care	53	1991

R. Kerry Clark	President — Global Market Development and Business Operations	49	1995

G. Gilbert Cloyd	Chief Technology Officer	55	2000

Clayton C. Daley Jr.	Chief Financial Officer and Comptroller	49	1998

Stephen N. David	Chief Information Officer and Business-to-Business Officer	52	1998

R. Keith Harrison, Jr.	Global Product Supply Officer	53	2001

James J. Johnson	Chief Legal Officer	54	1991

Mark D. Ketchum	President — Global Baby, Feminine and Family Care	51	1996

Robert A. McDonald	President — Global Fabric & Home Care	48	1999

Jorge P. Montoya	President — Global Food & Beverage and Latin America	55	1991

Charlotte R. Otto	Global External Relations Officer	48	1996

Michael J. Power	Global Business Services Officer	53	2001

James R. Stengel	Global Marketing Officer	46	2001

All of the above named Executive Officers, except James J. Johnson, are members of the Executive Committee of the Global Leadership Council of The Procter & Gamble Company. All of the Executive Officers named above have been employed by the Company for more than five years.

PART II

Item 5. Market for the Common Stock and Related Stockholder Matters

      The information required by this item is incorporated by reference to Shareholder Information, which appears on the inside back cover of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Item 6. Selected Financial Data

      The information required by this item is incorporated by reference to Financial Summary, which appears on page 35 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated by reference to Financial Review, which appears on pages 10-19; Note 2, Restructuring Program, which appears on pages 27-28; Note 11, Commitments and Contingencies, which appears on page 33; Note 12, Segment Information, which appears on page 34 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001; and the Company’s Current Report on Form 8-K dated August 15, 2001.

      The Company has made and will make certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2001 and in other contexts relating to volume growth, increases in market shares, Organization 2005, financial goals and cost reduction, among others.

      These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, technological innovation, currency movements, governmental action and the development of certain markets. Among the key factors necessary to achieve the Company’s goals are: (1) the successful execution of Organization 2005 within the Company’s planned timing, including achievement of expected cost and tax savings and successful management of organizational and work process restructuring; (2) the ability to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity, especially with respect to the product categories and geographical markets in which the Company has chosen to focus; (3) the ability to maintain key customer relationships; (4) the achievement of growth in significant developing markets such as China, Korea, Mexico, the Southern Cone of Latin America and the countries of Central and Eastern Europe; (5) the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates; (6) the successful and timely execution of planned brand divestitures; (7) the ability to successfully implement cost improvement plans in manufacturing and overhead areas; (8) the timely execution of definitive agreements and the receipt of timely and successful regulatory clearances with respect to a potential transaction with The Coca-Cola Company; (9) the timely and successful receipt of regulatory clearances and subsequent successful integration of the Clairol business; and (10) the ability to successfully manage currency, interest rate and certain commodity cost exposures. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company’s actual performance could vary materially from the forward-looking statements made herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is incorporated by reference to Financial Review, which appears on pages 10-19, and Note 6, Risk Management Activities, which appears on pages 29-30 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Item 8. Financial Statements and Supplemental Data

      The financial statements and supplemental data are incorporated by reference to pages 21-35 of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Item 9. Disagreements on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors and Executive Officers

      The information required by this item is incorporated by reference to pages 4-9 and 22 of the proxy statement filed since the close of the fiscal year ended June 30, 2001, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to pages 9-17 of the proxy statement filed since the close of the fiscal year ended June 30, 2001, pursuant to Regulation 14A which involved the election of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to pages 19-21 of the proxy statement filed since the close of the fiscal year ended June 30, 2001, pursuant to Regulation 14A which involved the election of directors.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to page 22 of the proxy statement filed since the close of the fiscal year ended June 30, 2001, pursuant to Regulation 14A which involved the election of directors.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

A.	1.	Financial Statements:

		The following consolidated financial statements of The Procter & Gamble Company and subsidiaries and the independent auditors’ report are incorporated by reference in Part II, Item 8.

		- Independent Auditors’ Report

		- Consolidated statements of earnings — for years ended June 30, 2001, 2000 and 1999

		- Consolidated balance sheets — as of June 30, 2001 and 2000

		- Consolidated statements of shareholders’ equity — for years ended June 30, 2001, 2000 and 1999

		- Consolidated statements of cash flows — for years ended June 30, 2001, 2000 and 1999

		- Notes to consolidated financial statements

	2.	Financial Statement Schedules:

		These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

3.	Exhibits:

	Exhibit (2-1)	—	Stock and Asset Purchase Agreement for Clairol Incorporated.

	(3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

	Exhibit (4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

	Exhibit (10-1)	—	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (adopted by the Board of Directors on July 10, 2001, subject to approval by the Company’s shareholders at the Company’s annual meeting of shareholders to be held on October 9, 2001).

	(10-2)	—	The Procter & Gamble 1992 Stock Plan (as amended June 12, 2001) which was adopted by the shareholders at the annual meeting on October 13, 1992.

	(10-3)	—	The Procter & Gamble 1983 Stock Plan (as amended June 12, 2001) which was adopted by the shareholders at the annual meeting on October 11, 1983.

	(10-4)	—	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-5)	—	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

	(10-6)	—	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-7)	—	The Procter & Gamble Board of Directors Charitable Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

(10-8)	—	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended December 12, 2000), which was adopted by the shareholders at the annual meeting on October 11, 1994.

(10-9)	—	Richardson-Vicks Inc. Special Stock Equivalent Incentive Plan which was authorized by the Board of Directors of The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985. (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

(10-10)	—	The Procter & Gamble Executive Group Life Insurance Policy (Additional Policy) (Incorporated by reference to Exhibit (10-9) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

Exhibit (11)	—	Computation of earnings per share.

Exhibit (12)	—	Computation of ratio of earnings to fixed charges.

Exhibit (13)	—	Annual Report to Shareholders (pages 1-3, 10-35 and inside back cover).

Exhibit (21)	—	Subsidiaries of the registrant.

Exhibit (23)	—	Independent Auditors’ Consent

Exhibit (99-1)	—	Directors and Officers Liability Policy.

(99-2)	—	Directors and Officers (First) Excess Liability Binder of Insurance.

(99-3)	—	Directors and Officers (Second and Fifth) Excess Liability Binder of Insurance.

(99-4) —	Directors and Officers (Third) Excess Liability Binder of Insurance.

(99-5) —	Directors and Officers (Fourth) Excess Liability Binder of Insurance.

The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201.

B. Reports on Form 8-K:

During the quarter ended June 30, 2001, the Company filed Current Reports on Form 8-K containing information pursuant to Item 5 (“Other Events”) dated May 1, 2001, relating to the announcement of earnings for the January-March 2001 quarter; dated May 21, 2001, relating to the announcement that the Company has entered into an agreement to purchase the Clairol business from Bristol-Myers Squibb Company; dated June 8, 2001, relating to the announcement that the Company has reached an agreement in principle to settle the securities class action litigation filed against it in conjunction with the Company’s March 2000 earnings announcement; and dated June 15, 2001, relating to confirmation of previously issued guidance for fiscal year 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	A.G. LAFLEY

(A.G. Lafley)
President and Chief Executive September 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title		Date

A.G. LAFLEY	President and Chief Executive	)
(Principal Executive Officer))
(A.G. Lafley))
)
JOHN E. PEPPER	Chairman of the Board	)
)
(John E. Pepper))
)
CLAYTON C. DALEY JR.	Chief Financial Officer & Comptroller	)
(Principal Financial and Accounting Officer))
(Clayton C. Daley Jr.))
)
	Director	)
)
(Norman R. Augustine))			September 12, 2001
)
DONALD R. BEALL	Director	)
)
(Donald R. Beall))
)
SCOTT D. COOK	Director	)
)
(Scott D. Cook))
)
DOMENICO DE SOLE	Director	)
)
(Domenico De Sole))
)
RICHARD J. FERRIS	Director	)
)
(Richard J. Ferris))

Signature	Title		Date

	Director	)
)
(Joseph T. Gorman))
)
CHARLES R. LEE	Director	)
)
(Charles R. Lee))
)
LYNN M. MARTIN	Director	)
)
(Lynn M. Martin))
)
JOHNATHAN A. RODGERS	Director	)
)
(Johnathan A. Rodgers))			September 12, 2001
)
JOHN F. SMITH, JR.	Director	)
)
(John F. Smith, Jr.))
)
RALPH SNYDERMAN	Director	)
)
(Ralph Snyderman))
)
ROBERT D. STOREY	Director	)
)
(Robert D. Storey))
)
	Director	)
)
(Marina v.N. Whitman))
)
ERNESTO ZEDILLO	Director	)
)
(Ernesto Zedillo))

EXHIBIT INDEX

Exhibit (2-1)	—	Stock and Asset Purchase Agreement for Clairol Incorporated.

Exhibit (3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit (4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1)	—	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (adopted by the Board of Directors on July 10, 2001, subject to approval by the Company’s shareholders at the Company’s annual meeting of shareholders to be held on October 9, 2001).

(10-2)	—	The Procter & Gamble 1992 Stock Plan (as amended June 12, 2001) which was adopted by the shareholders at the annual meeting on October 13, 1992.

(10-3)	—	The Procter & Gamble 1983 Stock Plan (as amended June 12, 2001) which was adopted by the shareholders at the annual meeting on October 11, 1983.

(10-4)	—	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

(10-5)	—	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

(10-6)	—	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

(10-7)	—	The Procter & Gamble Board of Directors Charitable Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

(10-8)	—	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended December 12, 2000), which was adopted by the shareholders at the annual meeting on October 11, 1994.

(10-9)	—	Richardson-Vicks Inc. Special Stock Equivalent Incentive Plan which was authorized by the Board of Directors of The Procter & Gamble Company and adopted by the Board of Directors of Richardson-Vicks Inc. on December 31, 1985. (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

(10-10)	—	The Procter & Gamble Executive Group Life Insurance Policy (Additional Policy) (Incorporated by reference to Exhibit (10-9) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

Exhibit (11)	—	Computation of earnings per share.

Exhibit (12)	—	Computation of ratio of earnings to fixed charges.

Exhibit (13)	—	Annual Report to Shareholders (pages 1-3, 10-35 and inside back cover).

Exhibit (21)	—	Subsidiaries of the registrant.

Exhibit (23)	—	Independent Auditors’ Consent

Exhibit (99-1)	—	Directors and Officers Liability Policy.

(99-2)	—	Directors and Officers (First) Excess Liability Binder of Insurance.

(99-3)	—	Directors and Officers (Second and Fifth) Excess Liability Binder of Insurance.

(99-4)	—	Directors and Officers (Third) Excess Liability Binder of Insurance.

(99-5)	—	Directors and Officers (Fourth) Excess Liability Binder of Insurance.