Form 10-Q
period 2001-09-30
PROCTER & GAMBLE CO
filed 2001-10-30
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarterly Period Ended September 30, 2001 Commission file number 1-434


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


                                   Yes X    No .


There were 1,295,622,244 shares of Common Stock outstanding as of September 30, 2001.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 2001 and 2000, the Condensed Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001, and the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be necessarily indicative of annual results. Certain reclassifications of prior year's amounts have been made to conform with the current year's presentation.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts
                                              Three Months Ended
                                                  September 30
                                            -----------------------
                                             2001             2000
                                            ------           ------
NET SALES                                  $ 9,766          $ 9,969
     Cost of products sold                   5,111            5,307
     Marketing, research, and
        administrative expenses              2,893            2,883
                                           -------          -------

OPERATING INCOME                             1,762            1,779
     Interest expense                          157              179
     Other income, net                          22              103
                                            ------          -------

EARNINGS BEFORE INCOME TAXES                 1,627            1,703
     Income taxes                              523              548
                                           -------          -------

NET EARNINGS                               $ 1,104          $ 1,155
                                           =======          =======

PER COMMON SHARE:
     Basic net earnings                    $  0.83          $  0.86
     Diluted net earnings                  $  0.79          $  0.82
     Dividends                             $  0.38          $  0.35

AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                 1,400.8          1,410.8


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Millions
                                                       September 30    June 30
ASSETS                                                     2001          2001
------                                                 ------------   ----------

CURRENT ASSETS
      Cash and cash equivalents                        $  2,893        $  2,306
      Investment securities                                 211             212
      Accounts receivable                                 3,054           2,931
      Inventories
         Materials and supplies                           1,122           1,096
         Work in process                                    412             373
         Finished products                                2,190           1,915
      Deferred income taxes                                 310             397
      Prepaid expenses and other current assets           1,776           1,659
                                                       --------        --------

TOTAL CURRENT ASSETS                                     11,968          10,889

PROPERTY, PLANT AND EQUIPMENT                            23,003          22,821
ACCUMULATED DEPRECIATION                                 (9,794)         (9,726)
                                                       --------        --------
TOTAL PROPERTY, PLANT AND EQUIPMENT                      13,209          13,095

GOODWILL AND OTHER INTANGIBLE ASSETS                      8,379           8,300
OTHER NON-CURRENT ASSETS                                  2,055           2,103
                                                       --------        --------
      TOTAL ASSETS                                     $ 35,611        $ 34,387
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
      Accounts payable and accrued liabilities         $  7,952        $  7,613
      Debt due within one year                            2,534           2,233
                                                       --------        --------

TOTAL CURRENT LIABILITIES                                10,486           9,846

LONG-TERM DEBT                                           10,111           9,792

DEFERRED INCOME TAXES                                       642             894

OTHER NON-CURRENT LIABILITIES                             1,935           1,845
                                                       --------        --------
TOTAL LIABILITIES                                        23,174          22,377

SHAREHOLDERS' EQUITY
      Preferred stock                                     1,687           1,701
      Common stock-shares outstanding -Sep 30 1,295.6     1,296
                                      -Jun 30 1,295.7
                                                                          1,296
      Additional paid-in capital                          2,136           2,057
      Reserve for ESOP debt retirement                   (1,356)         (1,375)
      Accumulated comprehensive income                   (2,184)         (2,120)
      Retained earnings                                  10,858          10,451
                                                       --------        --------
TOTAL SHAREHOLDERS' EQUITY                               12,437          12,010
                                                       --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 35,611        $ 34,387
                                                       ========        ========


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
Amounts in Millions                                        September 30
                                                   ----------------------------
                                                      2001            2000
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       $ 2,306         $ 1,415

OPERATING ACTIVITIES
  Net earnings                                       1,104           1,155
  Depreciation and amortization                        382             503
  Deferred income taxes                                 78              53
  Change in:
    Accounts receivable                                (96)           (521)
    Inventories                                       (273)           (182)
    Accounts payable and accruals                      269             234
    Other operating assets & liabilities              (342)            (40)
  Other                                                207            (121)
                                                   -------         -------
TOTAL OPERATING ACTIVITIES                           1,329           1,081
                                                   -------         -------
INVESTING ACTIVITIES
  Capital expenditures                                (352)           (627)
  Proceeds from asset sales                              9              46
  Acquisitions                                         (74)            (28)
  Change in investment securities                       55              24
                                                   -------         -------
TOTAL INVESTING ACTIVITIES                            (362)           (585)
                                                   -------         -------
FINANCING ACTIVITIES
  Dividends to shareholders                           (525)           (488)
  Change in short-term debt                            619            (412)
  Additions to long-term debt                            0           1,351
  Reduction of long-term debt                         (351)           (153)
  Proceeds from stock options                           36               9
  Purchase of treasury shares                         (168)           (195)
                                                   -------         -------
TOTAL FINANCING ACTIVITIES                            (389)            112
                                                   -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                   9             (22)

CHANGE IN CASH AND CASH EQUIVALENTS                    587             586
                                                   -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 2,893         $ 2,001
                                                   =======         =======


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three-month period ended September 30, 2001 are not indicative necessarily of the results for the full year.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, net investment hedges, net unrealized gains and losses on securities and cash flow hedges. Total comprehensive income for the three months ended September 30, 2001 and 2000 was $1,040 and $1,044, respectively.

3. Segment Information - The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to partially-owned operations, which are presented as if owned 100% in the operating segments. The adjustment to ownership basis is included in corporate, which also includes certain financing and investment activities, intangible asset amortization and prior year goodwill amortization, charges related to the restructuring program, and other general corporate income and expense items. Additionally, for interim periods certain non-recurring tax impacts are reflected on a discrete basis for management and segment reporting purposes, but are eliminated in corporate to arrive at the Company's effective tax rate for the quarter.

                                             Baby,
Three Months                  Fabric &     Feminine &     Beauty      Health       Food &
Ended September 30            Home Care    Family Care     Care        Care       Beverage    Corporate     Total
------------------           -----------  -------------  --------    --------    ----------  -----------  ---------

Net Sales

    2001                     $  2,883     $  2,997       $  1,772    $  1,176    $   955     $    (17)    $  9,766

    2000                        3,075        3,039          1,865         990      1,053          (53)       9,969

Earnings Before Income Taxes

    2001                          665          549            458         210        154         (409)       1,627

    2000                          736          513            384         117        122         (169)       1,703

Net Earnings

    2001                          450          342            326         140         99         (253)       1,104

    2000                          498          329            267          81         75          (95)       1,155


4. Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard requires this impairment assessment to be completed by December 31, 2001. As implementation guidance continues to evolve, the assessment of goodwill impairment has not been finalized. However, it is management's preliminary assessment that goodwill impairment will not result.

     The adjustment of previously reported net income and earnings per share primarily represents previous amortization of goodwill. The impact on net income, basic net earnings per share and diluted net earnings per share for the quarter ended September 30, 2000 is $53 million, or $0.04 per share, respectively. Adjusted net income, basic net earnings per share and diluted net earnings per share for the three months ended September 30, 2000 is $1,208 million, $0.90 per share and $0.86 per share, respectively.

     Goodwill as of September 30, 2001, as allocated by reportable segment is as follows:

                                   Baby,
                    Fabric &      Feminine &                                       Food &
                    Home Care     Family Care     Beauty Care     Health Care     Beverage     Total
                    ---------     -----------     -----------     -----------     --------    ------
     Goodwill         $ 486          $ 2,808        $ 1,384         $ 2,567         $ 278    $ 7,523


     There were no material changes in the carrying amount of goodwill during the three months ended September 30, 2001.

     Intangible assets as of September 30, 2001 comprise:

                                                Gross Carrying     Accumulated
                                                    Amount        Amortization
                                              ------------------ ---------------
     Amortizable intangible assets               $ 869               $ 302
     Non-amortizable intangible assets             458                 169
                                              ------------------ ---------------
     Total identifiable intangible assets        1,327                 471


     Amortizable intangible assets consist principally of patents, technology and trademarks, and the non-amortizable intangible assets consist of certain trademarks. The amortization of intangible assets for the three months ended September 30, 2001 is $15 million.

Item 2.   Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported earnings of $1.10 billion or $0.79 per share for the quarter ended September 30, 2001. Results included a $238 million after-tax restructuring charge related to the Company's restructuring initiative to streamline its organization structure and business portfolio. Net earnings in the year ago quarter were $1.16 billion, including a $85 million after-tax restructuring charge.

Core net earnings were $1.34 billion for the quarter or $0.96 per diluted share. Core results exclude restructuring charges in both periods and $53 million after-tax or $0.04 per share of goodwill and intangible asset amortization in the prior period. In the first quarter, the Company adopted the new accounting rules for goodwill and other intangible assets, which prospectively eliminates a significant portion of amortization expense beginning July 1, 2001.

Gross margin was 47.7 percent for the current quarter compared to 46.8 percent in the same quarter of the prior year, and 43.7 percent for the full fiscal year ended June 30, 2001. Included in cost of products sold is a $120 million before-tax restructuring charge. Excluding restructuring, gross margin was 48.8 percent, up from 47.4 percent in the year ago quarter due to lower material costs and other cost savings programs.

Operating margin was 18.0 percent for the current quarter compared to 17.8 percent in the same quarter a year ago and 12.1 for the prior fiscal year. Excluding $310 million before tax in restructuring charges and the prior year impact of goodwill amortization, operating margin was 21.3 percent, up from 19.5 percent in the year ago period. Operating margin progress was driven by gross margin improvement, overhead cost reductions and marketing support efficiencies.

The following provides additional perspective on the Company's results by business segment:

FABRIC AND HOME CARE
--------------------
Fabric and home care's focus on leadership brands and improved fundamentals is beginning to show promising results in key markets. However, prior year comparisons are difficult due to a very high base that included significant customer buying in advance of a price increase in North America laundry. Unit volume decreased two percent versus the prior year comparison, despite growth in Western Europe and developing markets. Excluding two percent negative foreign exchange and a one percent impact of divestitures in the prior year, net sales of $2.88 billion were down three percent. Net earnings were down 10 percent to $450 million versus year ago, primarily due to lower sales and minor brand divestitures in the prior year.

BABY, FEMININE AND FAMILY CARE
------------------------------
The baby, feminine and family care segment generated earnings growth as the business responds to improved consumer value propositions. Unit volume grew four percent, driven by family care. Net sales of $3.00 billion were up two percent excluding a three percent unfavorable exchange impact. Net earnings for the quarter increased four percent to $342 million due to lower commodity costs and other cost structure improvements. In baby care, net sales were up behind strength in Baby Wipes and double-digit growth in Central and Eastern Europe, the Middle East and Africa, and in China. In family care, sales were up strongly as the North American business continues to respond to an improved value equation.

BEAUTY CARE
-----------
Beauty care results demonstrate the benefit of portfolio shifts into higher margin products behind leadership innovation. Unit volume was down slightly due to Clearasil divestiture impacts; however, earnings growth was outstanding. Net sales were $1.77 billion, comparable to the prior year after excluding a three percent impact of unfavorable currencies and a two percent impact of divestitures. Net earnings grew 22 percent to $326 million, primarily due to marketing support efficiencies behind growing businesses and lower launch expenditure, coupled with disciplined cost management. Additionally, the majority of key markets achieved double-digit earnings progress, with Latin America providing the strongest growth behind the successful restages of Pantene and Head and Shoulders.

HEALTH CARE
-----------
Health care delivered double-digit growth behind the sustained development of initiative programs on leading brands. Unit volume was up 19 percent driven by excellent results in oral care, Iams pet health and nutrition, and pharmaceuticals. Net sales grew 21 percent to $1.18 billion, excluding a two percent unfavorable exchange impact. Net earnings increased 73 percent to $140 million, reflecting the benefit of high margin brands driving growth. In oral care, Spinbrush is vying for value share leadership in the U.S. electric toothbrush market, while Whitestrips achieved $100 million in net sales since its launch in May 2001. Iams continues to grow behind initiatives and channel expansion. Pharmaceuticals continued growth was driven by Actonel, which built prescription share in the United States, Canada and key European markets.

FOOD AND BEVERAGE
-----------------
Food and beverage achieved solid earnings progress during the quarter. Excluding divestitures, unit volume declined two percent. Net sales were $955 million, down from the prior year level of $1.05 billion. The decrease is attributable to divestitures, unfavorable foreign exchange impact and commodity-related pricing actions in coffee. Importantly, net earnings grew to $99 million, a 32 percent increase, behind heightened cost savings efforts in juice and coffee.

CORPORATE
---------
The corporate segment, which contains both operating and non-operating items is not included in the business results. The change in net earnings for the corporate segment was driven by increased restructuring charges due to the expansion of the program announced last fiscal year.

FINANCIAL CONDITION
-------------------
Net debt (total debt less cash) increased $32.3 million since June 30, 2001, as increases in debt, primarily to fund the Company's ongoing share repurchase program, were partially offset by increases in operating cash flow.

For the three-month period ended September 30, 2001, cash generated from operating activities totaled $1.3 billion, slightly up from $1.1 billion in the same period in the prior year. The increase resulted primarily from improvements in working capital.

RESTRUCTURING PROGRAM UPDATE
----------------------------
Beginning in 1999 - concurrent with the Company's reorganization into product-based global business units - the Company initiated its Organization 2005 restructuring program. The program was expanded in March, 2001 to deliver further cost reductions through reduced overhead, further manufacturing consolidations, and discontinuation of under-performing businesses and initiatives.

Costs to be incurred include separation related expenses, asset write-downs or accelerated depreciation, results of certain initiatives being discontinued and other costs directly related to the restructuring effort. These costs are reported in the corporate segment for management and external reporting.

During the quarter ended September 30, 2001, the Company recorded charges totaling $310 million before tax ($238 million after tax) related to restructuring. The charges to cost of products sold amounted to $120 million before tax and charges included in marketing, research and administrative expenses amounted to $214 million before tax. Business results from certain initiatives being discontinued included $24 million before tax of net sales which are nearly offset by related costs in the current period restructuring charges. Further details are shown in the following table:

         Restructuring Program July-September, 2001 Charges (before tax)
         ---------------------------------------------------------------

Amounts in Millions
---------------------------- -------------- ------------- --------- ------------ ---------------
                               Beginning      Current                 Charged        Ending
                               Reserves       Quarter       Cash      Against       Reserves
                              at 6/30/01      Charges      Spent      Assets        9/30/01
                              ----------      -------      -----      ------        -------

Employee separations             $243           $212        $109         $--          $346
Asset write-downs                 --              31         --           31           --
Accelerated depreciation          --              32         --           32           --
Other                             217             35         112           6           134
                             -------------------------------------------------------------------
                                  460            310         221          69           480
---------------------------- -------------- ------------- --------- ------------ ---------------

Employee separation charges of $212 million before tax in July - September, 2001 are associated with severance packages for approximately 3,000 people. The packages are predominantly voluntary and are formula driven based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. The current and planned separations span the entire organization, including manufacturing, selling, research and administrative positions.

The charges for accelerated depreciation and asset write-downs, which totaled $63 million before tax in the first quarter, are primarily related to manufacturing operations. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization, plant closures or strategic choices to discontinue initiatives. The Company has shortened the estimated useful lives of such assets, resulting in incremental depreciation expense. Charges for asset write-downs relate to the establishment of new fair value bases for assets held for sale or disposal that represent excess capacity in the process of being removed from service or disposed and businesses held for sale in the next 12 months.

Other costs incurred as a direct result of the restructuring program amounted to $35 million before tax during the July - September, 2001 quarter. These were primarily for relocation, training, establishment of global business services and results from discontinued initiatives.

ACCOUNTING CHANGES
------------------
There are two additional areas for which additional discussion is provided: accounting for goodwill and intangible amortization, and disclosure of advertising expense.

Effective July 1, 2001, the Company adopted FASB Statement Nos. 141 and 142, Business Combinations and Accounting for Goodwill and Other Intangible Assets.

FASB Statement No. 141 requires a fundamentally different approach to accounting for business combinations, requiring that virtually all business combinations be accounted for as acquisitions at fair value. The former pooling of interests method has been eliminated. These rules will be applicable to all subsequent acquisitions, including the planned acquisition of Clairol.

FASB Statement No. 142 eliminates the amortization of goodwill and certain intangible assets. Rather, goodwill and intangibles not subject to amortization will be tested for impairment at least annually by comparing their fair values with their recorded amounts. The impact of adopting these new requirements is discussed further in Footnote 4.

Annually the Company discloses advertising expense, which is a component of its marketing, research and administrative expense. This amount reflects primarily media and media-related costs. In the prior year disclosure a misclassification occurred. For the years ended June 30, 2001, 2000 and 1999 the correct amounts of advertising expense were: $3,612, $3,793, and $3,639, respectively. As a percent of net sales, this would be 9.2%, 9.5% and 9.6% for 2001, 2000, and 1999. This reclassification only affects the advertising expense disclosure and has no effect on total marketing, research and administrative expense, operating income or net income.



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders:

At the Company's 2001 Annual Meeting of Shareholders held on October 9, 2001, the following actions were taken:

The following Directors were elected for terms of office expiring in 2004:

                                                      Votes            Broker
                         Votes For       Withheld     Abstentions*    Non-Votes*
--------------------  ---------------  ------------  --------------  -----------
JOSEPH T. GORMAN       1,120,806,910    11,521,435     N/A             N/A
--------------------  ---------------  ------------  --------------  -----------
LYNN M. MARTIN         1,119,823,354    12,014,544     N/A             N/A
--------------------  ---------------  ------------  --------------  -----------
JOHN E. PEPPER         1,121,640,458    11,584,500     N/A             N/A
--------------------  ---------------  ------------  --------------  -----------
RALPH SNYDERMAN        1,121,355,012    11,246,621     N/A             N/A
--------------------  ---------------  ------------  --------------  -----------
ROBERT D. STOREY       1,102,916,835    29,362,292     N/A             N/A


* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

In addition, the following directors continued in office after the meeting:
Norman R. Augustine, Donald R. Beall, Scott D. Cook, Domenico DeSole, Richard J. Ferris, A.G. Lafley, Charles R. Lee, Johnathan A. Rodgers, John F. Smith, Jr., Marina v.N. Whitman, Ernesto Zedillo.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2002, was approved by the shareholders. The shareholders cast 1,121,071,104 votes in favor of this proposal and 7,426,329 votes against. There were 8,926,890 abstentions.

A proposal by the Board of Directors to approve The Procter & Gamble 2001 Stock and Incentive Compensation Plan was approved by the shareholders. The shareholders cast 652,924,171 votes in favor of this proposal and 269,207,277 votes against. There were 15,205,979 abstentions and 200,086,897 broker non-votes.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal requested that the Board take the necessary steps to provide for cumulative voting in the election of directors. The Board opposed the resolution. The shareholders cast 246,135,100 votes in favor of the resolution and 644,903,179 against. There were 46,300,588 abstentions and 200,085,457 broker non-votes.

A shareholder resolution proposed by Clarence A. Stone was defeated by the shareholders. The proposal sought to reinstate the system of electing all Directors annually, in place of the system of classifying Directors into three classes with overlapping three-year terms which was approved by the shareholders in 1985. The Board opposed the resolution. The shareholders cast 387,881,902 votes in favor of the resolution and 533,799,087 against. There were 15,669,819 abstentions and 200,073,516 broker non-votes.

A shareholder resolution proposed by Lenore Goldman and two co-sponsors was defeated by the shareholders. The proposal requested that the Board of Directors adopt a policy to identify and label all food products manufactured or sold by the Company that may contain genetically engineered ingredients and report to the shareholders by August, 2002. The Board opposed the resolution. The shareholders cast 68,640,117 votes in favor of the resolution and 828,838,384 against. There were 40,172,598 abstentions and 199,773,225 broker non-votes.

A shareholder resolution proposed by The Sisters of the Holy Names of Jesus & Mary and six co-sponsors was defeated by the shareholders. The proposal requested that the Company report by the 2002 annual meeting on steps it will take to use pulp and paper that has not been bleached with chlorinated chemicals. The Board opposed the resolution. The shareholders cast 40,031,915 votes in favor of the resolution and 857,260,556 against. There were 40,290,286 abstentions and 199,841,567 broker non-votes.

A shareholder resolution proposed by Fred Baker was defeated by the shareholders. The proposal recommended that the Board of Directors take the necessary steps to eliminate any additional payments of cash, stock options, or other means of extra compensation beyond the salary, accrued retirement, stock options and incentives of the term presently being served for any officer of the Company or Board member who may leave that position prior to the completion of said term. The Board opposed the resolution. The shareholders cast 102,534,742 votes in favor of the resolution and 815,275,622 against. There were 19,732,306 abstentions and 199,881,654 broker non-votes.

A shareholder resolution proposed by the New York City Comptroller's Office, as Custodian and Trustee of the New York City Police Pension Fund and five co-sponsors, was defeated by the shareholders. The proposal requested that the Board of Directors commit to amending the Company's buying policy and standard purchase contracts to reflect full adoption of the principles defined by the International Labor Organization; establish an independent monitoring process that assesses adherence to these conventions; and report annually on adherence to the amended policy through an independent and transparent process. The Board opposed the resolution. The shareholders cast 68,058,931 votes in favor of the resolution and 816,760,152 against. There were 52,522,349 abstentions and 200,082,892 broker non-votes.


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

        (11)     Computation of Earnings per Share.

        (12)     Computation of Ratio of Earnings to Fixed Charges.



(b)     Reports on Form 8-K

        The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated August 7, 2001, relating to the announcement of earnings for the April-June 2001 quarter; dated August 15, 2001, relating to a modification to the proposed transaction with the Coca Cola Company; and dated September 5, 2001, relating to confirmation of previously issued guidance for the July-September 2001 quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/s/CLAYTON C. DALEY JR.
--------------------------------------
Clayton C. Daley Jr.
Chief Financial Officer and Comptroller
(Principal Accounting Officer)

Date:  October 30, 2001





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

     (11)     Computation of Earnings per Share                               15


     (12)     Computation of Ratio of Earnings to Fixed Charges               16