Form 10-Q
period 2001-12-31
PROCTER & GAMBLE CO
filed 2002-02-05
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 2001    Commission file number 1-434


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


                              Yes   X      No
                                  -----       -----


There were 1,296,140,617 shares of Common Stock outstanding as of December 31, 2001.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 2001 and 2000, the Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in Millions Except Per Share Amounts

                                            Three Months Ended                        Six Months Ended
                                                December 31                              December 31
                                    ------------------------------------     ------------------------------------
                                         2001                 2000                2001                2000
                                    ----------------     ---------------     ---------------     ----------------
NET SALES                           $    10,403          $    10,182         $    20,169         $    20,151
  Cost of products sold                   5,339                5,417              10,450              10,724
  Marketing, research, and
    administrative expenses               3,200                3,054               6,093               5,937
                                    ----------------     ---------------     ---------------     ----------------

OPERATING INCOME                          1,864                1,711               3,626               3,490
  Interest expense                          150                  224                 307                 403
  Other income, net                         200                  294                 222                 397
                                    ----------------     ---------------     ---------------     ----------------

EARNINGS BEFORE INCOME TAXES              1,914                1,781               3,541               3,484
  Income taxes                              615                  587               1,138               1,135
                                    ----------------     ---------------     ---------------     ----------------

NET EARNINGS                        $     1,299         $      1,194        $      2,403        $      2,349
                                    ================     ===============     ===============     ================

PER COMMON SHARE:
  Basic net earnings                $      0.98         $       0.89        $       1.81        $       1.76
  Diluted net earnings              $      0.93         $       0.84        $       1.71        $       1.66
  Dividends                         $      0.38         $       0.35        $       0.76        $       0.70

AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                 1,401.5              1,411.0             1,401.0             1,410.0

                                    THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
Amounts in Millions
                                                                  December 31          June 30
ASSETS                                                               2001                2001
------                                                           ---------------    --------------

CURRENT ASSETS
      Cash and cash equivalents                                         $ 3,193           $ 2,306
      Investment securities                                                 203               212
      Accounts receivable                                                 3,551             2,931
      Inventories
          Materials and supplies                                          1,123             1,096
          Work in process                                                   401               373
          Finished products                                               2,214             1,915
                                                                 ---------------    --------------
      Total Inventories                                                   3,738             3,384
      Deferred income taxes                                                 402               397
      Prepaid expenses and other current assets                           2,064             1,659
                                                                 ---------------    --------------
TOTAL CURRENT ASSETS                                                     13,151            10,889

PROPERTY, PLANT AND EQUIPMENT                                            23,124            22,821
ACCUMULATED DEPRECIATION                                                 (9,899)           (9,726)
                                                                 ---------------    --------------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                      13,225            13,095

GOODWILL AND OTHER INTANGIBLE ASSETS                                     13,240             8,300
OTHER NON-CURRENT ASSETS                                                  1,756             2,103
                                                                 ---------------    --------------
      TOTAL ASSETS                                                     $ 41,372          $ 34,387
                                                                 ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                          $ 9,107           $ 7,613
      Debt due within one year                                            6,763             2,233
                                                                 ---------------    --------------
TOTAL CURRENT LIABILITIES                                                15,870             9,846

LONG-TERM DEBT                                                            9,886             9,792

DEFERRED INCOME TAXES                                                       640               894

OTHER NON-CURRENT LIABILITIES                                             1,897             1,845
                                                                 ---------------    --------------
TOTAL LIABILITIES                                                        28,293            22,377

SHAREHOLDERS' EQUITY
      Preferred stock                                                     1,673             1,701
      Common stock-shares outstanding - Dec 31    1,296.1                 1,296
                                        June 30   1,295.7                                   1,296
      Additional paid-in capital                                          2,230             2,057
      Reserve for ESOP debt retirement                                   (1,358)           (1,375)
      Accumulated comprehensive income                                   (2,215)           (2,120)
      Retained earnings                                                  11,453            10,451
                                                                 ---------------    --------------
TOTAL SHAREHOLDERS' EQUITY                                               13,079            12,010
                                                                 ---------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 41,372          $ 34,387
                                                                 ===============    ==============

                                    THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended
Amounts in Millions                                                    December 31
                                                                 -------------------------
                                                                     2001          2000
                                                                 -----------    ----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         $2,306        $1,415

OPERATING ACTIVITIES
       Net earnings                                                   2,403         2,349
       Depreciation and amortization                                    784           976
       Deferred income taxes                                            115            21
       Change in:
            Accounts receivable                                        (397)         (771)
            Inventories                                                (139)          (98)
            Accounts payable and accruals                               876           (73)
            Other operating assets & liabilities                       (542)         (140)
       Other                                                             77             1
                                                                 -----------    ----------
TOTAL OPERATING ACTIVITIES                                            3,177         2,265
                                                                 -----------    ----------
INVESTING ACTIVITIES
       Capital expenditures                                            (668)       (1,251)
       Proceeds from asset sales                                        151           473
       Acquisitions                                                  (5,061)          (31)
       Change in investment securities                                   96            (3)
                                                                 -----------    ----------
TOTAL INVESTING ACTIVITIES                                           (5,482)         (812)
                                                                 -----------    ----------
FINANCING ACTIVITIES
       Dividends to shareholders                                     (1,047)         (974)
       Change in short-term debt                                      4,844           795
       Additions to long-term debt                                      132         1,346
       Reduction of long-term debt                                     (482)          (25)
       Proceeds from stock options                                       99            61
       Purchase of treasury shares                                     (352)         (649)
                                                                 -----------    ----------
TOTAL FINANCING ACTIVITIES                                            3,194           554
                                                                 -----------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                   (2)          (15)

CHANGE IN CASH AND CASH EQUIVALENTS                                     887         1,992
                                                                 -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $3,193        $3,407
                                                                 ===========    ==========

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three-month and six-month periods ended December 31, 2001 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, net investment hedges, net unrealized gains and losses on securities and cash flow hedges. Total comprehensive income for the three months ended December 31, 2001 and 2000 was $1,268 and $1,175, respectively. For the six months ended December 31, 2001 and 2000, total comprehensive income was $2,308 and $2,219, respectively.

3. Segment Information - The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to partially-owned operations, which are presented similar to consolidated subsidiaries. The adjustment to the equity method is included in Corporate, which also includes certain financing and investment activities, intangible asset amortization and goodwill amortization in the prior year, charges related to restructuring, and other general corporate income and expense items. Additionally, for interim periods certain non-recurring tax impacts are reflected on a discrete basis for management and segment reporting purposes, but are eliminated in Corporate to arrive at the Company's effective tax rate for the quarter.

                                           Baby,
                                         Feminine &
Three Months                Fabric &       Family       Beauty    Health       Food &
Ended December 31           Home Care       Care         Care      Care       Beverage     Corporate      Total
---------------------      ------------  -----------  ---------- ---------- ------------- ----------- ------------
Net Sales
      2001                     $ 2,967      $ 3,025    $ 2,060    $ 1,341       $ 1,053       $ (43)    $ 10,403
      2000                       2,929        3,047      1,858      1,150         1,178          20       10,182

Earnings Before Income Taxes
      2001                         660          553        441        264           192        (196)       1,914
      2000                         590          483        412        252           195        (151)       1,781

Net Earnings
      2001                         437          335        334        172           126        (105)       1,299
      2000                         390          295        286        164           124         (65)       1,194


                                           Baby,
                                         Feminine &
Six Months                  Fabric &       Family       Beauty    Health       Food &
Ended December 31           Home Care       Care         Care      Care       Beverage     Corporate      Total
---------------------      ------------  -----------  ---------- ---------- ------------- ----------- ------------

Net Sales
      2001                     $ 5,850      $ 6,022    $ 3,832    $ 2,517       $ 2,008       $ (60)    $ 20,169
      2000                       6,004        6,086      3,723      2,140         2,231         (33)      20,151

Earnings Before Income Taxes
      2001                       1,325        1,102        899        474           346        (605)       3,541
      2000                       1,326          996        796        369           317        (320)       3,484

Net Earnings
      2001                         887          677        660        312           225        (358)       2,403
      2000                         888          624        553        245           199        (160)       2,349


4. Acquisitions - On November 16, 2001, the Company completed the acquisition of the Clairol business from Bristol-Myers Squibb Company for $4,975 million in cash, financed primarily with debt. This purchase price is subject to adjustment, based on a working capital formula. Management does not expect the adjustments to have a material impact on the Company's financial position or results of operations. The Clairol business consists of hair care, hair color, and personal care products with approximately $1.6 billion in annual net sales and provides the Company an entry into the hair coloring market while providing potential for significant synergies and minimal initial dilution. The operating results of the Clairol business are reported in P&G's beauty care business segment.

     The Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, effective July 1, 2001. Accordingly, the acquisition was accounted for by the purchase method of accounting. The consolidated financial statements include the results of Clairol from November 16, 2001. The Company is in the process of obtaining independent appraisals of the fair value of the individual assets and liabilities acquired in order to complete the allocation of the purchase price. The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values. Given the nature of the business acquired, less than five percent of the purchase price is expected to be attributable to net assets acquired. An additional 15 percent is expected to be attributable to identifiable intangible assets, which are expected to be amortized over an average life of 15 years. The independent appraisals, which are in process, will determine whether a portion of the purchase price and a portion of the currently recorded amortizable identifiable intangible assets should be considered to have indefinite lives.

     The following table provides pro forma results of operations for the three and six months ended December 31, 2001 and 2000, as if Clairol had been acquired as of the beginning of each fiscal year presented. The pro forma results include certain adjustments, including estimated interest expense on acquisition debt and amortization of intangible assets, excluding goodwill and indefinite lived intangibles. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Clairol. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated, or that may result in the future.

                Pro Forma Results - The Procter & Gamble Company
                ------------------------------------------------
      Amounts in millions, except per share amounts
     -------------------------------------------------------------------------------------------------------------------
                                         Three months ended, December 31            Six months ended, December 31
                                     -----------------------------------------------------------------------------------

                                            2001                 2000                2001                 2000
                                            ----                 ----                ----                 ----
     Net Sales                            $10,570              $10,571             $20,758              $20,976

     Net Earnings                           1,313                1,184               2,454                2,357

     Diluted net earnings per
     common share                            .93                  .84                1.74                 1.66

     -------------------------------------------------------------------------------------------------------------------


5. Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment. The standard requires this impairment assessment to be completed within the first six months following adoption of the standard. Although implementation guidance continues to evolve, it is management's assessment that goodwill impairment does not exist.

     The impact of discontinuing amortization of goodwill and indefinite lived intangible assets on net income, basic and diluted earnings per share for the quarter ended December 31, 2000 is $55 million, or $0.04 per share on a basic and fully diluted basis. Adjusted net income, basic net earnings per share and diluted net earnings per share for the three months ended December 31, 2000 are $1,249 million, $0.93 per share and $0.88 per share, respectively.

     Goodwill as of December 31, 2001, as allocated by reportable segment is as follows:

                                                       Baby,
                                                    Feminine &
                                     Fabric &         Family          Beauty       Health        Food &
                                     Home Care         Care            Care         Care         Beverage     Total
                                   -------------   --------------   -----------   -----------    --------     -------
     Goodwill, September 30, 2001       $486           $2,808          $1,384        $2,567        $278       $7,523
       Acquisition (Note 4)               -               -             4,039           -            -         4,039
       Translation & Other               (18)             (70)            (12)           29          -           (71)
                                   -------------   --------------   -----------   -----------    --------     -------
     Goodwill, December 31, 2001         468            2,738           5,411         2,596         278       11,491

     The increase in goodwill is primarily due to the preliminary allocation of goodwill related to the acquisition of Clairol, which is subject to revision based on final determination of fair values.

     Identifiable intangible assets as of December 31, 2001 are comprised of:

                                              Gross Carrying       Accumulated
                                                  Amount           Amortization
                                              --------------       ------------

     Amortizable intangible assets                $1,787                $327
     Non-amortizable intangible assets               458                 169
                                              --------------       -------------
     Total identifiable intangible assets          2,245                 496


     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of certain trademarks. Net amortizable intangible assets increased by $893 million during the three months ended December 31, 2001, primarily due to the estimated values of trademarks, patents and technology from the Clairol acquisition. These allocations of the Clairol purchase price to specific assets and liabilities acquired, including identifiable intangibles, are subject to revision based on final determination of fair values.

     The amortization of intangible assets for the three and six months ended December 31, 2001 is $24 and $39 million, respectively.

6. On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. However, the following additional information is provided to assist financial statement users.

       Operating Leases - These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings) where the economic profile is favorable. The effects of outstanding leases are not material to the Company - by reference to both annual cash flow and total outstanding debt.

       Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

       Other Contractual Obligations - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Dr. John's Spinbrush. Based on recent business developments, it is reasonably likely the Company will settle that arrangement during the current fiscal year. The additional purchase proceeds have not been agreed upon, but are not expected to materially affect the Company's financial condition or results of operations.

       Related Party Transactions - The Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.


Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------

The Company reported net earnings of $1.30 billion or $0.93 per share for the quarter ended December 31, 2001. Results included a $146 million after-tax restructuring charge related to the Company's streamlining of operations and business portfolio. Net earnings in the year ago quarter were $1.19 billion, including a $120 million after-tax restructuring charge.

Core net earnings were $1.03 per share or $1.45 billion for the current quarter, compared to $0.97 per share or $1.37 billion in the year ago quarter. These results exclude restructuring charges in both periods. Additionally, the year ago quarter excludes $55 million after-tax, or $0.04 per share, for amortization of goodwill and certain intangible assets that are not required in the current period.

Net sales were $10.40 billion, up two percent versus year-ago. Unit volume grew five percent versus the prior year, led by double-digit growth in the health and beauty care businesses. Excluding acquisitions and divestitures, unit volume increased four percent. Pricing had a two percent negative impact on sales in the quarter, consistent with plans to achieve more competitive levels and address the impacts of commodity prices. Foreign exchange had a negative one percent impact on net sales.

Business segment after tax earnings were up 12 percent, reflecting increased volume and improved manufacturing costs. Beauty care and fabric and home care generated two-thirds of the net earnings growth.

For the first six months, reported net earnings were $2.40 billion, or $1.71 per share. Results included a $384 million after-tax charge related to the restructuring program. Excluding restructuring charges and the prior year amortization of goodwill and certain intangibles, core net earnings were $2.79 billion in 2001 and $2.66 billion in 2000. Core net earnings per share grew five percent to $1.99 in the current year. Net sales were up two percent, excluding a two percent negative foreign exchange impact.

Gross margin was 48.7 percent for the current quarter, compared to 46.8 percent in the same quarter of the prior year, and 43.7 percent for the full fiscal year ended June 30, 2001. This margin progress reflects lower manufacturing costs and the benefits of previous restructuring actions. Cost of products sold includes an $82 million before-tax restructuring charge. Excluding restructuring costs, gross margin was 49.4 percent, compared to 47.6 percent in the year ago quarter.

Operating margin was 17.9 percent for the quarter, compared to 16.8 percent in the same quarter year ago, and 12.1 percent for the prior fiscal year. Excluding restructuring charges and amortization of goodwill and certain intangible assets in the year ago quarter, operating margin grew to 19.8 percent from 18.9 percent. Operating margin progress was driven by gross margin improvement. Marketing, research and administrative costs reflect good progress on base savings programs, but increased due to costs associated with the integration of Clairol and increased investments in health care.

FABRIC & HOME CARE
------------------

Fabric and home care results improved during the second quarter, with four percent volume growth behind strength in Europe fabric care and improved performance in North America home care. Net sales were $2.97 billion, up one percent, as minor pricing and mix impacts in Western Europe and Asia partially offset increased volume. Net earnings were $437 million, up 12 percent, due to disciplined cost management led by North America and Western Europe and increased marketing support efficiencies.

Year-to-date, unit volume reflected a one percent increase while net sales declined three percent. Net earnings were flat versus year ago.

BABY, FEMININE & FAMILY CARE
----------------------------

Baby, feminine and family care reflected solid results. Unit volume increased three percent behind strong family care volume, particularly on Bounty(R) in North America and baby care's Pamper's Wipes(R). Net sales were $3.03 billion, down one percent, as commodity-driven price moves in family care and targeted pricing actions in baby care more than offset volume growth. Earnings were $335 million, up 14 percent, behind a strong focus on cost efficiencies including restructuring gains.

For the first six months of the year, unit volume increased three percent. Net sales declined one percent while earnings grew eight percent.

BEAUTY CARE
-----------

Beauty care continued to deliver strong results led by progress in hair care across all regions. Unit volume increased 15 percent driven by the Clairol acquisition. Excluding the impact of acquisitions and divestitures, volume was up three percent. Net sales were $2.06 billion, up 13 percent, excluding a two percent negative exchange impact, as strength in hair care - driven by Pantene(R), Head & Shoulders(R) and Clairol - was partially offset by price adjustments in North America's personal cleansing category. Excluding acquisitions and divestitures, net sales were up two percent. Net earnings were $334 million, up 17 percent versus last year despite increased costs associated with the integration of Clairol. This earnings increase was driven by a continued focus on cost control and higher launch costs in the base period.

For the first six months of the fiscal year, unit volume was up seven percent. Net sales increased three percent while net earnings grew 19 percent. Excluding the impact of acquisitions and divestitures, volume increased two percent and net sales declined one percent during this six month period.

HEALTH CARE
-----------

Health care posted strong results, with double-digit volume and sales growth, led by oral care and pharmaceuticals. Unit volume increased 15 percent driven by strong sales of Actonel(R) and Crest(R) (particularly White Strips(R) and Spinbrush(R)). Net sales grew 17 percent to $1.34 billion behind volume growth and positive mix effects. Crest joined the ranks of P&G's billion dollar brands, achieving $1.0 billion in sales in calendar year 2001. Net earnings were $172 million, up five percent, as investments behind oral care initiatives and pharmaceutical development partially offset gains due to volume.

On a year-to-date basis, unit volume was up 17 percent and net sales were up 18 percent. Net earnings grew 27 percent behind these strong volume and net sales results.

FOOD & BEVERAGE
---------------

Net earnings in food and beverage increased despite a divestiture in the prior year and commodity-related pricing actions. Net sales declined 11 percent to $1.05 billion on a nine percent unit volume decline. Excluding the divestiture impacts, unit volume was down five percent reflecting an increased competitive merchandising environment. Pricing also contributed to decreased sales as we continued to reflect lower green coffee costs into Folgers(R) pricing. Net earnings were $126 million, up two percent, behind restructuring savings in juice and coffee and other cost savings efforts offset by lower volumes.

For the first half of the year, unit volume was down eight percent while net sales were down ten percent and net earnings grew 13 percent.

CORPORATE
---------

The corporate segment contains both operating and non-operating items that are not included in the business results. The comparability of corporate results is affected by a reduction in divestiture gains and higher restructuring costs in the current year. These more than offset the benefit from the accounting change to no longer amortize goodwill and certain intangibles, effective in the current year.

FINANCIAL CONDITION & LIQUIDITY
-------------------------------

For the six-month period ended December 31, 2001, cash generated from operating activities totaled $3.2 billion, up $0.9 billion from the same period in the prior year. The increase in operating cash flow was primarily due to changes in working capital levels. Progress on accounts receivable continues while inventory levels are up slightly, primarily in food and beverage and baby, feminine and family care. This reflects both volume trends and initiative activity. Accounts payable and accruals delivered a significant amount of cash flow improvement, reflecting the timing of payments for accruals. Accounts payable were relatively stable.

Investing activities and financing activities reflect the impacts of the Clairol acquisition and associated financing. Initial funding for the acquisition was primarily achieved with short-term debt. Importantly, capital spending declined $583 million, reflecting increased efficiencies across multiple business units primarily in North America. The decline in proceeds from asset sales is consistent with reduced divestitures gains.

COMMITMENTS AND CONTINGENCIES
-----------------------------

On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. However, the following additional information is provided to assist financial statement users.

       Operating Leases - These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings) where the economic profile is favorable. The liquidity impact of outstanding leases is not material to the Company - by reference to both annual cash flow and total outstanding debt.

       Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

       Other Contractual Obligations - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. However, the Company does have a contingent purchase price provision associated with the prior acquisition of Dr. John's Spinbrush. Based on recent business developments, it is reasonably likely the Company will settle that arrangement during the current fiscal year. The additional purchase proceeds have not been agreed upon, but are not expected to materially affect the Company's financial condition or results of operations.

       Related Party Transactions - The Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

PENSION PLANS AND RETIREE BENEFITS
----------------------------------

The Company's pension plans and retiree benefits are discussed in the footnotes on Form 10-K. The Company provides post retirement income funded via a profit sharing trust for virtually all U.S. based employees. This plan is a defined contribution plan. Employees outside of the U.S. are generally covered by local defined benefit pension plans. The footnotes disclose a combined underfunding of these plans of $1.1 billion. This underfunding is not a result of short-term changes in pension fund asset values. It is a function of factors that exist outside of the U.S. where there is no legal requirement or incentive to fund pension liabilities. The appropriate liabilities have been reflected in the Company's financial statements.

RESTRUCTURING PROGRAM UPDATE
----------------------------

Beginning in 1999 - concurrent with the Company's reorganization into product-based global business units - the Company initiated its Organization 2005 restructuring program. The program was expanded in March of 2001 to deliver further cost reductions through reduced overhead, further manufacturing consolidations, operational streamlining and discontinuation of under-performing businesses and initiatives.

Restructuring charges include separation related expenses, asset write-downs or accelerated depreciation, results relating to discontinued initiatives and other costs directly related to the restructuring effort. These costs are reported in the corporate segment for management and external reporting.

During the quarter ended December 31, 2001, the Company recorded charges totaling $189 million before tax ($146 million after tax) related to restructuring, as detailed in the following table:


                              Restructuring Program July-December, 2001 Charges (before tax)
                              --------------------------------------------------------------

Amounts in Millions
                                             Previous
                                Beginning     Quarter       Current                              Applied    Ending
                                Reserves      Charges       Quarter       Total       Cash       Against    Reserves
                               at 6/30/01    Jul-Sep 01     Charges      Charges      Spent      Assets     12/31/01
                               ----------    ----------     -------      -------      -----      -------    --------

Employee separations              $243          $212         $85          $297        $(231)       $ -        $309
Asset write-downs                  --             31          30            61          --          (61)       --
Accelerated depreciation           --             32          38            70          --          (70)       --
Other                              217            35          36            71         (167)        (10)       111
                               ------------------------------------------------------------------------------------------
                                   460           310         189           499         (398)       (141)       420


During October - December 2001, restructuring charges against the Company's cost of products sold amounted to $82 million before tax and charges included in marketing, research and administrative expenses amounted to $121 million before tax. In addition, the Company recorded $14 million of net sales from discontinued initiatives.

Employee separation charges in October - December, 2001 are associated with severance packages for approximately 2,000 people. The packages are predominantly voluntary and are formula driven based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. The current and planned separations span the entire organization, including manufacturing, selling, research and administrative positions.

The charges for accelerated depreciation and asset write-downs, which totaled $68 million before tax in the quarter ended December 31, 2001, are primarily related to manufacturing operations. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization, plant closures or strategic choices to discontinue initiatives. The Company has shortened the estimated useful lives of such assets, resulting in incremental depreciation expense. Charges for asset write-downs relate to the establishment of new fair value bases for assets held for sale or disposal that represent excess capacity in the process of being removed from service or disposed and businesses held for sale in the next 12 months.

Other costs incurred as a direct result of the restructuring program amounted to $36 million before tax during October - December, 2001. These were primarily for relocation, training, establishment of global business services and results from discontinued initiatives.

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

         (11)    Computation of Earnings per Share.

         (12)    Computation of Ratio of Earnings to Fixed Charges.


(b)      Reports on Form 8-K

         The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated October 30, 2001, relating to the announcement of earnings for the July-September 2001 quarter; dated November 16, 2001, relating to the finalizing of the Clairol acquisiton; and dated December 11, 2001, relating to confirmation of previously issued guidance for the October-December 2001 quarter and fiscal year 2002.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY



CLAYTON C. DALEY JR.
--------------------------------------
Clayton C. Daley Jr.
Chief Financial Officer

Date:  February 5, 2002







                                  EXHIBIT INDEX

Exhibit No.                                                             Page No.


     (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

     (3-2)    Regulations (Incorporated by reference to Exhibit
              (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     (11)     Computation of Earnings per Share                               16

     (12)     Computation of Ratio of Earnings to Fixed Charges               17