Form 10-Q
period 2002-03-31
PROCTER & GAMBLE CO
filed 2002-05-02
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2002       Commission file number 1-434


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


                                 Yes [X] No [ ]

There were 1,299,610,411 shares of Common Stock outstanding as of March 31, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three and nine months ended March 31, 2002 and 2001, the Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 ---------------------------------------------

Amounts in Millions Except Per Share Amounts
                                                             Three Months Ended                       Nine Months Ended
                                                                  March 31                                 March 31
                                                     ------------------------------------     -----------------------------------
                                                          2002                2001                 2002                2001
                                                     ---------------     ----------------     ---------------     ---------------
NET SALES                                             $     9,900         $     9,511          $   30,069          $   29,662
      Cost of products sold                                 5,070               5,175              15,520              15,899
      Marketing, research, and
         administrative expenses                            3,176               3,034               9,269               8,971
                                                     ---------------     ----------------     ---------------     ---------------

OPERATING INCOME                                            1,654               1,302               5,280               4,792
      Interest expense                                        146                 204                 453                 607
      Other income, net                                        40                 227                 262                 624
                                                     ---------------     ----------------     ---------------     ---------------

EARNINGS BEFORE INCOME TAXES                                1,548               1,325               5,089               4,809
      Income taxes                                            509                 432               1,647               1,567
                                                     ---------------     ----------------     ---------------     ---------------

NET EARNINGS                                          $     1,039         $       893         $     3,442         $     3,242
                                                     ===============     ================     ===============     ===============

PER COMMON SHARE:
      Basic net earnings                              $         0.78      $         0.66       $        2.58      $         2.42
      Diluted net earnings                            $         0.74      $         0.63       $        2.45      $         2.29
      Dividends                                       $         0.38      $         0.35       $        1.14      $         1.05

AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED                                 1,405.7             1,404.9             1,402.5             1,408.3

                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 ---------------------------------------------

Amounts in Millions
                                                                             March 31            June 30
ASSETS                                                                         2002               2001
                                                                          --------------     --------------
CURRENT ASSETS
      Cash and cash equivalents                                                 $ 3,061            $ 2,306
      Investment securities                                                         470                212
      Accounts receivable                                                         3,113              2,931
      Inventories
          Materials and supplies                                                  1,101              1,096
          Work in process                                                           379                373
          Finished products                                                       2,292              1,915
                                                                          --------------     --------------
      Total Inventories                                                           3,772              3,384
      Deferred income taxes                                                         290                397
      Prepaid expenses and other current assets                                   1,878              1,659
                                                                          --------------     --------------

TOTAL CURRENT ASSETS                                                             12,584             10,889

PROPERTY, PLANT AND EQUIPMENT                                                    23,215             22,821
ACCUMULATED DEPRECIATION                                                         (9,982)            (9,726)
                                                                          --------------     --------------

TOTAL PROPERTY, PLANT AND EQUIPMENT                                              13,233             13,095

GOODWILL AND OTHER INTANGIBLE ASSETS                                             13,395              8,300
OTHER NON-CURRENT ASSETS                                                          1,596              2,103
                                                                          --------------     --------------

      TOTAL ASSETS                                                             $ 40,808           $ 34,387
                                                                          ==============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                  $ 9,137            $ 7,613
      Debt due within one year                                                    5,993              2,233
                                                                          --------------     --------------

TOTAL CURRENT LIABILITIES                                                        15,130              9,846

LONG-TERM DEBT                                                                    9,804              9,792

DEFERRED INCOME TAXES                                                               680                894

OTHER NON-CURRENT LIABILITIES                                                     1,805              1,845
                                                                          --------------     --------------

TOTAL LIABILITIES                                                                27,419             22,377

SHAREHOLDERS' EQUITY
      Preferred stock                                                             1,653              1,701
      Common stock-shares outstanding -     March 31    1,299.6                   1,300
                                            June 30     1,295.7                                      1,296
      Additional paid-in capital                                                  2,362              2,057
      Reserve for ESOP debt retirement                                           (1,337)            (1,375)
      Accumulated comprehensive income                                           (2,467)            (2,120)
      Retained earnings                                                          11,878             10,451
                                                                          --------------     --------------

TOTAL SHAREHOLDERS' EQUITY                                                       13,389             12,010
                                                                          --------------     --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 40,808           $ 34,387
                                                                          ==============     ==============

                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                                                                                Nine Months Ended
Amounts in Millions                                                                  March 31
                                                                             -------------------------
                                                                                2002          2001
                                                                             -----------    ----------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     $2,306        $1,415

OPERATING ACTIVITIES
       Net earnings                                                               3,442         3,242
       Depreciation and amortization                                              1,188         1,433
       Deferred income taxes                                                        249            82
       Change in:
            Accounts receivable                                                      10          (166)
            Inventories                                                            (226)         (197)
            Accounts payable and accruals                                         1,061           (98)
            Other operating assets & liabilities                                   (359)         (242)
       Other                                                                         66          (253)
                                                                             -----------    ----------

TOTAL OPERATING ACTIVITIES                                                        5,431         3,801
                                                                             -----------    ----------

INVESTING ACTIVITIES
       Capital expenditures                                                      (1,224)       (1,921)
       Proceeds from asset sales                                                    185           739
       Acquisitions                                                              (5,405)         (119)
       Change in investment securities                                             (167)          127
                                                                             -----------    ----------

TOTAL INVESTING ACTIVITIES                                                       (6,611)       (1,174)
                                                                             -----------    ----------

FINANCING ACTIVITIES
       Dividends to shareholders                                                 (1,571)       (1,459)
       Change in short-term debt                                                  3,577            87
       Additions to long-term debt                                                  712         1,280
       Reduction of long-term debt                                                 (527)         (158)
       Proceeds from stock options                                                  191           132
       Purchase of treasury shares                                                 (439)       (1,202)
                                                                             -----------    ----------

TOTAL FINANCING ACTIVITIES                                                        1,943        (1,320)
                                                                             -----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                                          (8)          (41)

CHANGE IN CASH AND CASH EQUIVALENTS                                                 755         1,266
                                                                             -----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $3,061        $2,681
                                                                             ===========    ==========

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three-month and nine-month periods ended March 31, 2002 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, net investment hedges, net unrealized gains and losses on securities and cash flow hedges. Total comprehensive income for the three months ended March 31, 2002 and 2001 was $787 million and $882 million, respectively. For the nine months ended March 31, 2002 and 2001, total comprehensive income was $3,095 million and $3,101 million, respectively.

3. Segment Information - The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to partially-owned operations, where net sales through before-tax earnings are reflected in the business segments as if wholly owned and adjusted to U.S. GAAP in corporate. The corporate segment also includes certain financing and investment activities, intangible asset amortization and goodwill amortization in the prior year, charges related to restructuring, and other general corporate income and expense items. Additionally, for interim periods certain non-recurring tax impacts are reflected on a discrete basis for management and segment reporting purposes, but are eliminated in corporate to arrive at the Company's effective tax rate for the quarter.


Amounts in Millions

                                                 Baby,
                                                Feminine
Three Months Ended                 Fabric &     & Family     Beauty     Health       Food &
March 31                           Home Care      Care        Care       Care       Beverage    Corporate      Total
----------------------           ------------- ----------- ---------- ----------  ------------ -----------  -----------

Net Sales
      2002                            $ 2,837     $ 2,898    $ 2,109    $ 1,215         $ 879       $ (38)     $ 9,900
      2001                              2,773       2,936      1,780      1,097           938         (13)       9,511

Earnings Before Income Taxes
      2002                                716         450        402        188           132        (340)       1,548
      2001                                510         403        356        144           118        (206)       1,325

Net Earnings
      2002                                472         263        269        124            79        (168)       1,039
      2001                                348         236        243         91            67         (92)         893


                                                 Baby,
                                                Feminine
Nine Months Ended                  Fabric &     & Family     Beauty     Health       Food &
March 31                           Home Care      Care        Care       Care       Beverage    Corporate      Total
----------------------           ------------- ----------- ---------- ----------  ------------ -----------  -----------

Net Sales
      2002                            $ 8,687     $ 8,920    $ 5,941    $ 3,732       $ 2,887       $ (98)    $ 30,069
      2001                              8,777       9,022      5,503      3,237         3,169         (46)      29,662

Earnings Before Income Taxes
      2002                              2,041       1,552      1,301        662           478        (945)       5,089
      2001                              1,836       1,399      1,152        513           435        (526)       4,809

Net Earnings
      2002                              1,359         940        929        436           304        (526)       3,442
      2001                              1,236         860        796        336           266        (252)       3,242



4. Acquisitions - During the third quarter, the Company completed an early buyout of the purchase price contingency associated with the prior acquisition of Dr. John's Spinbrush. The revised total purchase price is approximately $475 million, with the incremental payment resulting in additional goodwill.

     On November 16, 2001, the Company completed the acquisition of the Clairol business from Bristol-Myers Squibb Company for approximately $5 billion in cash, financed primarily with debt. Total cash paid includes current period final purchase price adjustments based on a working capital formula. The Clairol business consists of hair care, hair colorants and personal care products with approximately $1.6 billion in annual net sales and provides the Company an entry into the hair coloring market, while providing potential for significant synergies and minimal initial dilution. The operating results of the Clairol business are reported in the Company's beauty care business segment from the date of acquisition.

     The Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, effective July 1, 2001. Accordingly, the acquisition was accounted for by the purchase method of accounting. The consolidated financial statements include the results of Clairol from November 16, 2001. The Company is in the process of finalizing third party independent appraisals of the fair value of the individual assets and liabilities acquired in order to complete the allocation of the purchase price. We anticipate finalizing the valuations in the fourth quarter and will make the adjustments at that time as changes to various assets and liabilities including goodwill and other intangible assets. Although it is anticipated there will be changes to the initial allocation, we do not expect them to have a material impact on the results of operations in future periods.

     The following table provides pro forma results of operations for the three and nine months ended March 31, 2002 and 2001, as if Clairol had been acquired as of the beginning of each fiscal year presented. The pro forma results include certain adjustments, including estimated interest expense on acquisition debt and amortization of intangible assets, excluding goodwill and indefinite lived intangibles. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Clairol. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated, or that may result in the future.


                PRO FORMA RESULTS - THE PROCTER & GAMBLE COMPANY
                ------------------------------------------------

     Amounts in millions, except per share amounts

                                  Three months ended       Nine months ended
                                       March 31                 March 31
                              --------------------------------------------------
                                   2002       2001          2002       2001
                                   ----       ----          ----       ----

     Net Sales                    $9,900     $9,898       $30,611    $30,808

     Net Earnings                  1,039        892         3,495      3,250

     Diluted net earnings per
     common share                   0.74       0.63          2.49       2.30



5. Goodwill and Other Intangible Assets - In accordance with SFAS No. 142, effective July 1, 2001, the Company discontinued the amortization of goodwill and identifiable intangible assets that have indefinite useful lives. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Goodwill will be assessed annually for impairment.

     The impact of discontinuing amortization of goodwill and indefinite lived intangible assets on net income, basic and diluted earnings per share for the quarter ended March 31, 2001 is $56 million, or $0.04 per share on a basic and fully diluted basis. Adjusted net income, basic net earnings per share and diluted net earnings per share for the three months ended March 31, 2001 are $949 million, $0.70 per share and $0.67 per share, respectively.

     Goodwill as of March 31, 2002, as allocated by reportable segment is as follows:

     Amounts in Millions
                                                        Baby,
                                      Fabric &         Feminine      Beauty   Health     Food &
                                      Home Care       & Family Care   Care     Care      Beverage      Total
                                      ---------       -------------  ------   ------     --------      -----

     Goodwill, December 31, 2001        $468           $2,738        $5,411   $2,596       $278        $11,491
        Acquisitions (Note 4)             -                -             58      238         -             296
        Translation & Other              (16)             (95)           (2)      (8)        -            (121)
                                    --------------------------------------------------------------------------
     Goodwill, March 31, 2002            452            2,643         5,467    2,826        278         11,666

     The increase in goodwill within the beauty care segment is primarily due to interim adjustments related to the final purchase price adjustment for the Clairol acquisition based on a working capital formula and information on the fair value of tangible assets acquired. The increase in goodwill within the health care segment relates to the buyout of the purchase price contingency for Dr. John's Spinbrush (see Note 4).

     Identifiable intangible assets as of March 31, 2002 are comprised of:

     Amounts in Millions
                                               Gross Carrying     Accumulated
                                                   Amount        Amortization
                                            ------------------------------------

     Amortizable intangible assets                $1,795             $355
     Non-amortizable intangible assets               458              169
                                            ------------------------------------
     Total identifiable intangible assets          2,253              524


     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of certain trademarks. Allocation of the Clairol purchase price to specific assets separable from goodwill and liabilities acquired, including identifiable intangibles, are subject to revision based on final determination of fair values.

     The amortization of intangible assets for the three and nine months ended March 31, 2002 is $27 million and $66 million, respectively.

Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
The Company reported net earnings of $1.04 billion or $0.74 per share for the quarter ended March 31, 2002. Results included a $147 million after-tax restructuring charge related to the Company's streamlining of operations and business portfolio. This restructuring charge included employee separation costs of $51 million before tax and asset-related charges of $83 million before tax. Net earnings in the year ago quarter were $893 million, including a $113 million after-tax restructuring charge.

Core net earnings were $0.84 per share or $1.19 billion for the current quarter, compared to $0.75 per share or $1.06 billion in the year ago quarter. These results exclude restructuring charges in both periods. Additionally, the year ago quarter excludes $56 million after-tax, or $0.04 per share, for amortization of goodwill and certain intangible assets that are not required in the current period.

Net sales were $9.90 billion, up four percent versus year ago. Unit volume grew ten percent versus the prior year, led by double-digit growth in the health and beauty care businesses and strong progress in fabric and home care. Excluding acquisitions and divestitures, unit volume increased six percent. Pricing and mix had a three percent negative impact on sales in the quarter, due to the pass through of lower commodity costs, structural price adjustments in fabric and baby care and mix effects. Foreign exchange had a negative three percent impact on net sales.

For the first nine months, reported net earnings were $3.44 billion, or $2.45 per share. Results included a $531 million after-tax charge related to the restructuring program. This restructuring charge includes employee separation costs of $348 million before tax and asset-related charges of $224 million before tax. Excluding restructuring charges and the prior year amortization of goodwill and certain intangibles, core net earnings were $3.97 billion in 2002 and $3.72 billion in 2001. Core net earnings per share grew seven percent to $2.83 in the current year. Net sales for the first nine months were $30.1 billion, up three percent, excluding a two percent negative foreign exchange impact.

Gross margin was 48.8 percent for the quarter ended March 31, 2002, compared to
45.6 percent in the same quarter of the prior year. Excluding restructuring costs, gross margin was 49.8 percent, compared to 46.7 percent in the year ago quarter. This margin progress reflects the benefits of restructuring actions, lower material costs and benefits from improved corporate portfolio mix. Cost of products sold includes a $107 million before-tax restructuring charge.

Operating margin was 16.7 percent for the quarter, compared to 13.7 percent in the same quarter year ago, and 12.1 percent for the prior fiscal year. Excluding restructuring charges and amortization of goodwill and certain intangible assets in the year ago quarter, operating margin grew to 18.7 percent from 15.9 percent. Operating margin progress was driven by gross margin improvement. Marketing, research and administrative costs reflect continued progress from restructuring, but increased due to costs associated with the integration of Clairol and increased marketing investments.


FABRIC & HOME CARE
------------------
Fabric and home care delivered excellent results, with six percent volume growth behind strength in North America. Net sales were $2.84 billion, up two percent, as pricing adjustments in Western Europe and Latin America partially offset increased volume. Net earnings were $472 million, up 36 percent, due to a continued focus on disciplined cost management led by North America and Western Europe.

Year-to-date, unit volume reflected a two percent increase while net sales declined one percent. Net earnings increased 10 percent versus year ago.


BABY, FEMININE & FAMILY CARE
----------------------------
Baby, feminine and family care reflected solid earnings growth. Unit volume increased four percent behind strong North America family care volume and strong Pamper's(R) growth. Net sales were $2.90 billion, down one percent, as volume growth partially offset the negative impact of foreign exchange and pricing adjustments to improve consumer value, including commodity-driven price moves. Earnings were $263 million, up 11 percent, including a non-operating gain from a licensing transaction with an unconsolidated joint venture. Excluding this one-time gain, earnings would have been up four percent, reflecting gross margin improvement from manufacturing projects and commodity price reductions that funded increased marketing investment.

For the first nine months of the year, unit volume increased four percent. Net sales declined one percent while earnings grew nine percent.


BEAUTY CARE
-----------
Beauty care posted strong results with double-digit volume, sales and earnings growth led by hair care and fine fragrances. Unit volume increased 28 percent driven by the Clairol acquisition. Excluding the impact of acquisitions and divestitures, volume was up four percent behind hair care. Net sales were $2.11 billion, up 18 percent. Volume growth was partially offset by mix impacts driven by the Clairol acquisition and negative foreign exchange. Excluding acquisitions and divestitures, net sales were up one percent versus year ago. Net earnings were $269 million, up 11 percent versus last year. The relationship between earnings and top-line growth reflects mix effects from the Clairol acquisition.

For the first nine months of the fiscal year, unit volume was up 14 percent (up three percent excluding acquisitions and divestitures). Net sales increased eight percent while net earnings grew 17 percent.


HEALTH CARE
-----------
Health care continued to deliver strong results, as unit volume increased 16 percent, driven by strength in oral care, pharmaceuticals and pet health and nutrition. Net sales grew 11 percent to $1.22 billion behind strength in Crest Whitestrips and Spinbrush. Net earnings were $124 million, up 36 percent, reflecting volume and sales growth of high margin items, which has funded increased marketing investments.

On a year-to-date basis, unit volume was up 17 percent and net sales were up 15 percent. Net earnings grew 30 percent behind these strong volume and net sales results.


FOOD & BEVERAGE
---------------
Net earnings in food and beverage increased behind broad-based cost reductions. Unit volume is showing improvement after a slow start to the fiscal year but was down one percent. Net sales declined six percent to $879 million as Folgers(R) pricing continued to reflect lower green coffee costs. Net earnings were $79 million, up 18 percent.

For the first nine months of the year, unit volume was down six percent (down three percent excluding acquisitions and divestitures) while net sales were down nine percent and net earnings grew 14 percent.


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


FINANCIAL CONDITION
-------------------
For the nine-month period ended March 31, 2002, cash generated from operating activities totaled $5.4 billion, up $1.6 billion from the same period in the prior year. Combined with earnings growth, this year-over-year increase reflects the benefit of a non-recurring shift in payment timing on certain operating accruals. Capital expenditures are down significantly versus prior year ($0.7 billion) achieving our long-term six percent of sales target several quarters ahead of expectations. This reflects increased efficiencies across multiple business units, primarily in North America.

Asset sale proceeds from divestitures are down from the prior year due to larger divestitures last year (Clearasil, Spic & Span, Brooklands), generating a year-over-year cash decrease of $0.6 billion. Acquisitions in the current year reflect primarily the purchase of Clairol, which resulted in a year-over-year decline in cash partially offset by an increase in short-term debt.

The Company maintains share repurchase programs, which authorize the purchase of shares on the open market to mitigate the dilutive impact of employee compensation programs. For the nine months ended March 31, 2002, the purchase of treasury shares was $0.4 billion compared to $1.2 billion in the same period in the prior year. This temporary decline was primarily driven by cash requirements for the Clairol acquisition.


RESTRUCTURING PROGRAM UPDATE
----------------------------
Concurrent with the Company's reorganization into product-based global business units, a multi-year restructuring program was initiated in 1999. The program will deliver cost reductions through reduced overhead, manufacturing consolidations, operational streamlining and discontinuation of under-performing businesses and initiatives.

Restructuring charges include separation-related expenses, asset write-downs or accelerated depreciation, costs relating to certain discontinued initiatives and other costs directly related to the restructuring effort. These costs are reported in the corporate segment for management and external reporting.

During the quarter ended March 31, 2002, the Company recorded charges totaling $191 million before tax ($147 million after tax) related to restructuring, as detailed in the following table:

       RESTRUCTURING PROGRAM JULY, 2001 - MARCH, 2002 CHARGES (BEFORE TAX)
       -------------------------------------------------------------------

Amounts in Millions
                                              Previous
                                Beginning     Quarters      Current                             Applied       Ending
                                Reserves      Charges       Quarter      Total       Cash       Against      Reserves
                               At 6/30/01    Jul-Dec 01     Charges     Charges      Spent       Assets       3/31/02
                               ----------    ----------     -------     -------      -----       ------       -------

Employee separations              $243          $297         $ 51         $348       ($329)      $  -          $262
Asset write-downs                   -             61           51          112          -         (112)          -
Accelerated depreciation            -             70           25           95          -         ( 95)          -
Other                              217            71           64          135       ( 198)       ( 17)         137
                               --------------------------------------------------------------------------------------
                                  460            499          191          690       ( 527)       (224)         399
                               --------------------------------------------------------------------------------------

During January - March 2002, restructuring charges against the Company's cost of products sold amounted to $107 million before tax and charges included in marketing, research and administrative expenses amounted to $99 million before tax. In addition, the Company had $15 million of net sales from initiatives being discontinued, which are reflected in corporate.

Employee separation charges in January - March 2002 are associated with severance packages for approximately 1,000 people. The packages are predominantly voluntary and are formula driven based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. The current and planned separations span the entire organization, including manufacturing, selling, research and administrative positions.

The charges for accelerated depreciation and asset write-downs, which totaled $76 million before tax in the quarter ended March 31, 2002, are primarily related to manufacturing operations. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization, plant closures or strategic choices to discontinue initiatives. The Company has shortened the estimated useful lives of such assets, resulting in incremental depreciation expense. Charges for asset write-downs relate to the establishment of new fair value bases for assets held for sale or disposal that represent excess capacity in the process of being removed from service or disposed and businesses held for sale in the next 12 months.

Additionally, asset write-downs include certain manufacturing assets that are expected to operate at levels significantly below their planned capacity. The projected cash flows from such assets over their remaining useful lives were no longer estimated to be greater than their current carrying values; therefore, they were written down to estimated fair value, generally determined by reference to discounted expected future cash flows. Such charges represented $15 million before tax in this quarter.

Other costs incurred as a direct result of the restructuring program amounted to $64 million before tax during January - March, 2002. These were primarily for relocation, training, establishment of global business services and results from discontinued initiatives.

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

         (11)    Computation of Earnings per Share.

         (12)    Computation of Ratio of Earnings to Fixed Charges.


(b)      Reports on Form 8-K

         The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated January 31, 2002, relating to the announcement of earnings for the October-December 2001 quarter; and dated March 19, 2002, updating previously issued guidance for the January-March 2002 quarter and fiscal year 2002, as amended that same date.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


JOHN K. JENSEN
--------------------------------------
John K. Jensen
Vice President and Comptroller

Date:  May 2, 2002

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