Form 10-K
period 2002-06-30
PROCTER & GAMBLE CO
filed 2002-09-12
CIK 80424

ANNUAL REPORT ON FORM 10-K
TO THE
SECURITIES AND EXCHANGE COMMISSION
FOR THE
YEAR ENDED JUNE 30, 2002

******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002	Commission File No. 1-434

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒        No    ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

There were 1,300,493,412 shares of Common Stock outstanding as of July 31, 2002. The aggregate market value of the voting stock held by non-affiliates amounted to $116 billion on July 31, 2002.

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for the Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplemental Data
Item 9. Disagreements on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX. 10-8 The P&G 1992 Stock Plan (Belgian Version)
EX. 10-9 The Procter & Gamble Future Shares Plan
EX. 11 Computation of Earnings Per Share
EX.12 Comput. of Ratio of Earnings to Fixed Chrgs
EX. 13 Annual Report
EX. 21 The Procter & Gamble Company Subsidiaries
EX. 23 Independent Auditors Consent
EX. 99-1 Certification of Periodic Financial Rprts
EX. 99-3 Dir. & Off. 1st & 6th Excess Liab. Binder
EX. 99-4 Dir. & Off. 2nd Excess Liability Binder
EX. 99-5 Dir. & Off. 3rd Excess Liability Binder
EX. 99-6 Dir. & Off. 4th Excess Liability Binder
EX. 99-7 Dir. & Off. 5th Excess Liability Binder
EX. 99-8 Dir. & Off. 7th Excess Liability Binder

Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2002 are incorporated by reference into Part I, Part II and Part IV of this report.

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

         In 1999, the Company announced its intention to transition from its previous geographic-based structure to a product-based global business unit structure. Concurrent with that change, the Company initiated a multi-year restructuring program, a discussion of which is incorporated herein by reference to Note 2, Restructuring Program, which appears on pages 33-34 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002. On November 16, 2001, the Company completed the acquisition of the Clairol business from Bristol-Myers Squibb Company and, on May 31, 2002, the Company completed the spin-off of the Jif peanut butter and Crisco shortening brands to the Company’s shareholders and their subsequent merger into the J.M. Smucker Company. Additional information about these two transactions is incorporated herein by reference to Note 3, Acquisitions and Spin-off, which appears on pages 34-35 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002. Additional information required by this item is incorporated herein by reference to the Letter to Shareholders, which appears on pages 1-14 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Financial Information About Industry Segments

         The Company’s products fall into five business segments: fabric and home care; baby, feminine and family care; beauty care; health care; and food and beverage.

         Additional information required by this item is incorporated herein by reference to Note 13, Segment Information, of the Notes to the Consolidated Financial Statements, which appears on page 44, and Financial Review, which appears on pages 17-25 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Narrative Description of Business

         The Company’s business, represented by the aggregate of its fabric and home care; baby, feminine and family care; beauty care; health care; and food and beverage segments, is essentially homogeneous. None of these segments are seasonal. Many of the factors necessary for an understanding of these five segments are similar. The primary differences relate to the degree of capital intensity of the businesses, which may affect gross margin trends versus operating margins. The markets in which the Company’s products are sold are highly competitive. The products of the Company’s business segments compete with many large and small companies, and there is no dominant competitor or competitors. Advertising is used in conjunction with an extensive sales force, because the Company believes this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors. Most of the Company’s products in each of its segments are distributed through food, drug, mass and other retail outlets.

         The laundry and diaper categories constitute approximately 19% and 12% of consolidated fiscal 2002 sales, respectively. These results are comparable to the year before. The creation of new products and the development of new performance benefits for consumers on the Company’s existing products are vital ingredients in its continuing progress in the highly competitive markets in which it does business. Basic research and product development activities continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

         The Company has registered trademarks and owns or has licenses under patents which are used in connection with its business in all segments. Some of these patents or licenses cover significant product formulation and processing of the Company’s products. The trademarks of all major products in each segment are registered. In part, the Company’s success can be attributed to the existence and continued protection of these trademarks, patents and licenses.

         Most of the raw materials used by the Company are purchased from others, some of whom are single-source suppliers. Additionally, some raw materials, primarily chemicals, are produced by the Company for further use in the manufacturing process. The Company purchases and produces a substantial variety of raw materials, no one of which is material to the Company’s business taken as a whole.

         Expenditures in fiscal year 2002 for compliance with federal, state and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material increase is expected in fiscal year 2003.

         Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth.

         The Company has approximately 102,000 employees. The decline of approximately 4,000 employees versus the prior year is primarily from separations related to the Company’s restructuring program, partially offset due to increased enrollment from the Clairol acquisition.

         Additional information required by this item is incorporated herein by reference to Note 13, Segment Information, which appears on page 44; Financial Summary, which appears on page 46; and Financial Review, which appears on pages 17-25 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Financial Information About Foreign and Domestic Operations

         The information required by this item is incorporated herein by reference to Note 13, Segment Information, which appears on page 44, and Financial Review, which appears on pages 17-25 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002. Company sales by geography for the fiscal year ended June 30, 2002 were as follows: North America — 57%; Europe, Middle East and Africa — 26%; Asia — 10% and Latin America — 7%.

Assets and net sales in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)

	2002	2001	2000	2002	2001	2000

United States	$21,198	$20,334	$20,038	$23,434	$18,318	$17,398

International	19,040	18,910	19,913	17,342	16,069	16,968

Item 2. Properties.

         In the United States, the Company owns and operates 36 manufacturing facilities and leases and operates 2 manufacturing facilities. These facilities are located in 21 different states. In addition, the Company owns and operates 89 manufacturing facilities in 44 other countries. Fabric and home care products are produced at 46 of these locations; baby, feminine and family care products at 42; health care products at 24; beauty care products at 28; and food and beverage products at 12. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

         The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at the end of June 30, 2002 representing the Company’s probable future costs that can be reasonably estimated was $5 million.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Executive Officers of the Registrant

         The names, ages and positions held by the executive officers of the Company on September 1, 2002 are:

			Elected to
Name	Position	Age	Officer Position

Alan G. Lafley	Chairman of the Board,	55	1992

	President and Chief Executive

	Director since June 8, 2000

Bruce L. Byrnes	Vice Chairman of the Board and President —	54	1991

	Global Beauty & Feminine Care and

	Global Health Care

	Director since April 8, 2002

R. Kerry Clark	Vice Chairman of the Board and President —	50	1995

	Global Market Development & Business

	Operations

	Director since April 8, 2002

Richard L. Antoine	Global Human Resources Officer	56	1998

G. Gilbert Cloyd	Chief Technology Officer	56	2000

Clayton C. Daley Jr.	Chief Financial Officer	50	1998

Stephen N. David	Chief Information Officer and	53	1998

	Business-to-Business Officer

R. Keith Harrison, Jr.	Global Product Supply Officer	54	2001

James J. Johnson	Chief Legal Officer	55	1991

Mark D. Ketchum	President — Global Baby & Family Care	52	1996

Robert A. McDonald	President — Global Fabric & Home Care	49	1999

Jorge P. Montoya	President — Global Snacks & Beverages	56	1991

	and Latin America

Charlotte R. Otto	Global External Relations Officer	49	1996

Michael J. Power	Global Business Services Officer	54	2001

James R. Stengel	Global Marketing Officer	47	2001

John K. Jensen	Vice President and Comptroller	53	2002

All of the above named Executive Officers, except Stephen N. David, John K. Jensen, Michael J. Power and James R. Stengel, are members of the Executive Committee of the Global Leadership Council of The Procter & Gamble Company. All of the Executive Officers named above have been employed by the Company for more than five years.

PART II

Item 5. Market for the Common Stock and Related Stockholder Matters

         The information required by this item is incorporated by reference to Shareholder Information, which appears on page 48 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002, and Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

         The information required by this item is incorporated by reference to Financial Summary, which appears on page 46 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated by reference to Financial Review, which appears on pages 17-25; Note 1, Summary of Significant Accounting Policies, which appears on pages 32-33; Note 2, Restructuring Program, which appears on pages 33-34; Note 3, Acquisitions and Spin-off, which appears on pages 34-35; Note 12, Commitments and Contingencies, which appears on page 43; and Note 13, Segment Information, which appears on page 44 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

         The Company has made and will make certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2002 and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.

         These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, technological innovation, currency movements, governmental action and the development of certain markets. Among the key factors necessary to achieve the Company’s goals are: (1) the successful integration of the Company’s new organization structure, including achievement of expected cost and tax savings; (2) the ability to achieve business plans, including growing volume profitably, despite high levels of competitive activity, especially with respect to the product categories and geographical markets in which the Company has chosen to focus; (3) the ability to maintain key customer relationships; (4) the achievement of growth in significant developing markets such as China, Turkey, Mexico, the Southern Cone of Latin America, the countries of Central and Eastern Europe and the countries of Southeast Asia; (5) the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates; (6) the successful and timely execution of planned brand divestitures; (7) the ability to successfully implement, achieve and sustain cost improvement plans in manufacturing and overhead areas; (8) the ability to successfully manage currency (including currency issues in Latin America), interest rate and certain commodity cost exposures; and (9) the ability to manage the continued political and/or economic uncertainty in Latin America and the Middle East, as well as any political and/or economic uncertainty due to terrorist activities. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company’s actual performance could vary materially from the forward-looking statements made herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to Financial Review, which appears on pages 17-25, and Note 7, Risk Management Activities, which appears on pages 36-38 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Item 8. Financial Statements and Supplemental Data

         The financial statements and supplemental data are incorporated by reference to pages 27-46 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Item 9. Disagreements on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers

         The information required by this item is incorporated by reference to pages 4-9 and 22 of the proxy statement filed since the close of the fiscal year ended June 30, 2002, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation

         The information required by this item is incorporated by reference to pages 9-17 of the proxy statement filed since the close of the fiscal year ended June 30, 2002, pursuant to Regulation 14A which involved the election of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2002. The table includes the following plans: The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; and The Procter & Gamble Future Shares Plan.

	Number of		Number of securities
	Securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	107,657,476	$65.07	114,717,657

Equity compensation plans not approved by security holders(2)	12,505,420	$80.61	4,015,000

Total	120,162,896	$66.68	118,732,657 (3)

(1)	Includes The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 1992 Stock Plan; and The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan.

(2)	Includes The Procter & Gamble 1992 Stock Plan (Belgian Version) and The Procter & Gamble Future Shares Plan.

(3)	This number exceeds by 4,196,000 the total number of securities available for grant listed in Note 8, Earnings Per Share and Stock Options, which appears on pages 38-39 of the Annual Report to Shareholders for the fiscal year ended June 30, 2002. The chart in Note 8 excludes securities available under equity compensation plans not approved by security holders (4,015,000) and securities available under The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (181,000).

The Procter & Gamble 1992 Stock Plan (Belgian Version)

         Effective February 14, 1997, the Company’s Board of Directors approved The Procter & Gamble 1992 Stock Plan (Belgian Version). Although the plan has not been submitted to shareholders for approval, the plan is nearly identical to The Procter & Gamble 1992 Stock Plan, approved by the Company’s shareholders on October 13, 1992, except for a few minor changes designed to comply with the Belgian tax laws.

         The plan is a stock incentive plan designed to attract, retain, and motivate key Belgian employees. Under the plan, eligible participants may be granted or offered the right to purchase stock options, may be granted stock appreciation rights, and/or may be granted shares of the Company’s common stock. Except in the case of death of the recipient, all stock options and stock appreciation rights must vest in no less than one year from the date of grant and must expire no later than fifteen years from the date of grant. The exercise price for all stock options granted under the Plan is the average price of the Company’s stock on the date of grant. If a recipient of a grant leaves the Company while holding an unexercised option or right, any unexercisable portions immediately become void, except in the case of death, and any exercisable portions become void within one month of departure, except in the case of death or retirement. Any common stock awarded under the plan may be subject to restrictions on sale or transfer while the recipient is employed, as the committee administering the plan may determine.

The Procter & Gamble Future Shares Plan

         On October 14, 1997, the Company’s Board of Directors approved The Procter & Gamble Future Shares Plan pursuant to which options to purchase shares of the Company’s common stock, may be granted to employees worldwide. The purpose of this plan is to advance the interests of the Company by giving substantially all employees a stake in the Company’s future growth and success and to strengthen the alignment of interests between employees and the Company’s shareholders through increased ownership of shares of the Company’s stock. The plan has not been submitted to shareholders for approval.

         Subject to adjustment for changes in the Company’s capitalization, the number of shares to be granted under the plan is not to exceed 17 million shares. Under the plan’s regulations, recipients are granted options to acquire 100 shares of the Company’s common stock at an exercise price equal to the average price of the Company’s common stock on the date of the grant. These options vest five years after the date of grant and expire ten years following the date of grant. If a recipient leaves the employ of the Company prior to the vesting date for a reason other than Disability, Retirement or Special Separation (as defined in the plan), then the award is forfeited.

         At the time of the first grant following approval of the plan, each employee of the Company not eligible for an award under the 1992 Stock Plan was granted options for 100 shares. Since the date of the first grant, each new employee of the Company has also received options for 100 shares.

         Additional information required by this item is incorporated by reference to pages 19-21 of the proxy statement filed since the close of the fiscal year ended June 30, 2002, pursuant to Regulation 14A which involved the election of directors.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to page 22 of the proxy statement filed since the close of the fiscal year ended June 30, 2002, pursuant to Regulation 14A which involved the election of directors.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

A.	1.	Financial Statements:

		The following consolidated financial statements of The Procter & Gamble Company and subsidiaries and the independent auditors’ report are incorporated by reference in Part II, Item 8.

		- Independent Auditors’ Report

		- Consolidated statement of earnings — for years ended June 30, 2002, 2001 and 2000

		- Consolidated balance sheet — as of June 30, 2002 and 2001

		- Consolidated statement of shareholders’ equity — for years ended June 30, 2002, 2001 and 2000

		- Consolidated statement of cash flows — for years ended June 30, 2002, 2001 and 2000

		- Notes to consolidated financial statements

	2.	Financial Statement Schedules:

		These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits:

Exhibit	(3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit	(4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit	(10-1)	—	The Procter & Gamble 2001 Stock and Incentive Compensation Plan which was adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(10-2)	—	The Procter & Gamble 1992 Stock Plan (as amended June 12, 2001) which was adopted by the shareholders at the annual meeting on October 13, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(10-3)	—	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-4)	—	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

	(10-5)	—	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-6)	—	The Procter & Gamble Board of Directors Charitable Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-7)	—	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended December 12, 2000) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(10-8)	-–	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997.

	(10-9)	-–	The Procter & Gamble Future Shares Plan (as amended December 11, 2001) which was adopted by the Board of Directors on October 14, 1997.

Exhibit	(11)	—	Computation of earnings per share.

Exhibit	(12)	—	Computation of ratio of earnings to fixed charges.

Exhibit	(13)	—	Annual Report to Shareholders (pages 1-48).

Exhibit	(21)	—	Subsidiaries of the registrant.

Exhibit	(23)	—	Independent Auditors’ Consent

Exhibit	(99-1)	—	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(99-2)	—	Directors and Officers Liability Policy (Incorporated by reference to Exhibit (99-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

(99-3)	—	Directors and Officers (First and Sixth) Excess Liability Binder of Insurance.

(99-4)	—	Directors and Officers (Second) Excess Liability Binder of Insurance.

(99-5)	—	Directors and Officers (Third) Excess Liability Binder of Insurance.

(99-6)	—	Directors and Officers (Fourth) Excess Liability Binder of Insurance.

(99-7)	—	Directors and Officers (Fifth) Excess Liability Binder of Insurance.

(99-8)	—	Directors and Officers (Seventh) Excess Liability Binder of Insurance.

The exhibits listed are filed with the Securities and Exchange Commission but are not included in this booklet. Copies of these exhibits may be obtained by sending a request to: Linda D. Rohrer, Assistant Secretary, The Procter & Gamble Company, P. O. Box 599, Cincinnati, Ohio 45201.

B.	Reports on Form 8-K:

During the quarter ended June 30, 2002, the Company filed Current Reports on Form 8-K containing information pursuant to Item 5 (“Other Events”) dated April 30, 2002, relating to the announcement of earnings for the January-March 2002 quarter; and dated June 12, 2002, relating to confirmation of previously issued guidance for fiscal year 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	A.G. LAFLEY	.

(A.G. Lafley)

Chairman of the Board,

President and Chief Executive

September 10, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

A.G. LAFLEY	Chairman of the Board,	September 10, 2002
President and Chief Executive
(A.G. Lafley)	(Principal Executive Officer)

CLAYTON C. DALEY JR.	Chief Financial Officer	September 10, 2002
(Principal Financial Officer)
(Clayton C. Daley Jr.)

JOHN K. JENSEN	Vice President and Comptroller	September 10, 2002
(Principal Accounting Officer)
(John K. Jensen)

NORMAN R. AUGUSTINE	Director	September 10, 2002

(Norman R. Augustine)

DONALD R. BEALL	Director	September 10, 2002

(Donald R. Beall)

BRUCE L. BYRNES	Director	September 10, 2002

(Bruce L. Byrnes)

R. KERRY CLARK	Director	September 10, 2002

(R. Kerry Clark)

SCOTT D. COOK	Director	September 10, 2002

(Scott D. Cook)

DOMENICO DESOLE	Director	September 10, 2002

(Domenico DeSole)

Signature	Title	Date

RICHARD J. FERRIS	Director	September 10, 2002

(Richard J. Ferris)

JOSEPH T. GORMAN	Director	September 10, 2002

(Joseph T. Gorman)

CHARLES R. LEE	Director	September 10, 2002

(Charles R. Lee)

LYNN M. MARTIN	Director	September 10, 2002

(Lynn M. Martin)

JOHN E. PEPPER	Director	September 10, 2002

(John E. Pepper)

JOHNATHAN A. RODGERS	Director	September 10, 2002

(Johnathan A. Rodgers)

JOHN F. SMITH, JR	Director	September 10, 2002

(John F. Smith, Jr.)

RALPH SNYDERMAN	Director	September 10, 2002

(Ralph Snyderman)

ROBERT D. STOREY	Director	September 10, 2002

(Robert D. Storey)

MARINA V.N. WHITMAN	Director	September 10, 2002

(Marina v.N. Whitman)

ERNESTO ZEDILLO	Director	September 10, 2002

(Ernesto Zedillo)

CERTIFICATIONS

I, A.G. Lafley, certify that:

1.	I have reviewed this annual report on Form 10-K of The Procter & Gamble Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 10, 2002

A.G. LAFLEY

(A.G. Lafley)
Chairman of the Board,
President and Chief Executive

I, Clayton C. Daley Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of The Procter & Gamble Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 10, 2002

CLAYTON C. DALEY JR.

(Clayton C. Daley Jr.)
Chief Financial Officer

EXHIBIT INDEX

Exhibit	(3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

Exhibit	(4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit	(10-1)	—	The Procter & Gamble 2001 Stock and Incentive Compensation Plan which was adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(10-2)	—	The Procter & Gamble 1992 Stock Plan (as amended June 12, 2001) which was adopted by the shareholders at the annual meeting on October 13, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(10-3)	—	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-4)	—	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

	(10-5)	—	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-6)	—	The Procter & Gamble Board of Directors Charitable Gifts Program which was adopted by the Board of Directors on November 12, 1991 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 1998).

	(10-7)	—	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended December 12, 2000) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(10-8)	-–	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997.

	(10-9)	-–	The Procter & Gamble Future Shares Plan (as amended December 11, 2001) which was adopted by the Board of Directors on October 14, 1997.

Exhibit	(11)	—	Computation of earnings per share.

Exhibit	(12)	—	Computation of ratio of earnings to fixed charges.

Exhibit	(13)	—	Annual Report to Shareholders (pages 1-48).

Exhibit	(21)	—	Subsidiaries of the registrant.

Exhibit	(23)	—	Independent Auditors’ Consent

Exhibit	(99-1)	—	Certification of Periodic Financial Reports by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

	(99-2)	—	Directors and Officers Liability Policy (Incorporated by reference to Exhibit (99-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(99-3)	—	Directors and Officers (First and Sixth) Excess Liability Binder of Insurance.

	(99-4)	—	Directors and Officers (Second) Excess Liability Binder of Insurance.

	(99-5)	—	Directors and Officers (Third) Excess Liability Binder of Insurance.

	(99-6)	—	Directors and Officers (Fourth) Excess Liability Binder of Insurance.

	(99-7)	—	Directors and Officers (Fifth) Excess Liability Binder of Insurance.

	(99-8)	—	Directors and Officers (Seventh) Excess Liability Binder of Insurance.