Form 10-Q
period 2002-09-30
PROCTER & GAMBLE CO
filed 2002-10-31
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2002  Commission file number  1-434


                          THE PROCTER & GAMBLE COMPANY
             (Exact name of registrant as specified in its charter)


       Ohio                                                31-0411980
(State of incorporation)                    (I.R.S. Employer Identification No.)


One Procter & Gamble Plaza, Cincinnati, Ohio                          45202
 (Address of principal executive offices)                           (Zip Code)


     Registrant's telephone number, including area code:  (513) 983-1100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


     There were 1,299,298,686 shares of Common Stock outstanding as of September 30, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statement of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 2002 and 2001, the Condensed Consolidated Balance Sheet as of September 30, 2002 and June 30, 2002, and the Consolidated Statement of Cash Flows for the three months ended September 30, 2002 and 2001 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

Amounts in millions except per share amounts

                                                    Three Months Ended
                                                       September 30
                                              -------------------------------
                                                  2002              2001
                                              -------------     -------------
NET SALES                                      $     10,796      $      9,766
      Cost of products sold                           5,489             5,111
      Marketing, research, administrative
         and other expenses                           3,128             2,893
                                              -------------     -------------

OPERATING INCOME                                      2,179             1,762
      Interest expense                                  144               157
      Other non-operating income, net                   103                22
                                              -------------     -------------

EARNINGS BEFORE INCOME TAXES                          2,138             1,627
      Income taxes                                      674               523
                                              -------------     -------------

NET EARNINGS                                   $      1,464      $      1,104
                                              =============     =============

PER COMMON SHARE:
      Basic net earnings                       $       1.10      $       0.83
      Diluted net earnings                     $       1.04      $       0.79
      Dividends                                $       0.41      $       0.38

AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED                         1,407.3           1,400.8



See accompanying Notes to Consolidated Financial Statements.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

Amounts in millions

                                                            September 30              June 30
ASSETS                                                          2002                    2002
------                                                   ------------------     ------------------
CURRENT ASSETS
       Cash and cash equivalents                                    $ 4,703                $ 3,427
       Investment securities                                            186                    196
       Accounts receivable                                            3,110                  3,090
       Inventories
             Materials and supplies                                   1,085                  1,031
             Work in process                                            338                    323
             Finished goods                                           2,136                  2,102
                                                         ------------------     ------------------
       Total Inventories                                              3,559                  3,456
       Deferred income taxes                                            434                    521
       Prepaid expenses and other receivables                         1,571                  1,476
                                                         ------------------     ------------------
TOTAL CURRENT ASSETS                                                 13,563                 12,166

PROPERTY, PLANT AND EQUIPMENT
       Buildings                                                      4,532                  4,532
       Machinery and equipment                                       17,890                 17,963
       Land                                                             568                    575
                                                         ------------------     ------------------
                                                                     22,990                 23,070
       Accumulated depreciation                                      (9,941)                (9,721)
                                                         ------------------     ------------------
NET PROPERTY, PLANT AND EQUIPMENT                                    13,049                 13,349

NET GOODWILL AND OTHER INTANGIBLE ASSETS
       Goodwill                                                      10,958                 10,966
       Trademarks and other intangible assets                         2,437                  2,464
                                                         ------------------     ------------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                             13,395                 13,430

OTHER NON-CURRENT ASSETS                                              1,843                  1,831
                                                         ------------------     ------------------
TOTAL ASSETS                                                       $ 41,850               $ 40,776
                                                         ==================     ==================



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
       Accounts payable                                             $ 2,015                $ 2,205
       Accrued and other liabilities                                  4,997                  5,330
       Taxes payable                                                  1,860                  1,438
       Debt due within one year                                       4,199                  3,731
                                                         ------------------     ------------------
TOTAL CURRENT LIABILITIES                                            13,071                 12,704

LONG-TERM DEBT                                                       11,263                 11,201

DEFERRED INCOME TAXES                                                 1,239                  1,077

OTHER NON-CURRENT LIABILITIES                                         2,038                  2,088
                                                         ------------------     ------------------
TOTAL LIABILITIES                                                    27,611                 27,070

SHAREHOLDERS' EQUITY
       Preferred stock                                                1,613                  1,634
       Common stock - shares outstanding - Sept 30  1,299.3           1,299
                                           June 30  1,300.8                                  1,301
       Additional paid-in capital                                     2,586                  2,490
       Reserve for ESOP debt retirement                              (1,322)                (1,339)
       Accumulated other comprehensive income                        (2,464)                (2,360)
       Retained earnings                                             12,527                 11,980
                                                         ------------------     ------------------
TOTAL SHAREHOLDERS' EQUITY                                           14,239                 13,706
                                                         ------------------     ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 41,850               $ 40,776
                                                         ==================     ==================


See accompanying Notes to Consolidated Financial Statements.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Three Months Ended
Amounts in millions                                                September 30
                                                           ----------------------------
                                                              2002             2001
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               $   3,427        $   2,306

OPERATING ACTIVITIES
        Net earnings                                             1,464            1,104
        Depreciation and amortization                              410              382
        Deferred income taxes                                      142               78
        Change in:
             Accounts receivable                                   (44)             (96)
             Inventories                                          (105)            (273)
             Accounts payable and accruals                         (15)             269
             Other operating assets & liabilities                   65             (342)
        Other                                                       93              207
                                                           -----------      -----------

TOTAL OPERATING ACTIVITIES                                       2,010            1,329
                                                           -----------      -----------

INVESTING ACTIVITIES
        Capital expenditures                                      (281)            (352)
        Proceeds from asset sales                                   62                9
        Acquisitions                                                 -              (74)
        Change in investment securities                             24               55
                                                           -----------      -----------

TOTAL INVESTING ACTIVITIES                                        (195)            (362)
                                                           -----------      -----------

FINANCING ACTIVITIES
        Dividends to shareholders                                 (565)            (525)
        Change in short-term debt                                 (306)             619
        Additions to long-term debt                                678                -
        Reduction of long-term debt                                (12)            (351)
        Proceeds from stock options                                 31               36
        Purchase of treasury shares                               (350)            (168)
                                                           -----------      -----------

TOTAL FINANCING ACTIVITIES                                        (524)            (389)
                                                           -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
        AND CASH EQUIVALENTS                                       (15)               9

CHANGE IN CASH AND CASH EQUIVALENTS                              1,276              587
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   4,703        $   2,893
                                                           ===========      ===========


See accompanying Notes to Consolidated Financial Statements.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in millions

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. During the quarter ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The adoption of these Statements did not have a material impact on the Company's financial statements. The results of operations for the three-month period ended September 30, 2002 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended September 30, 2002 and 2001 was $1,360 million and $1,040 million, respectively.

3. Segment Information - To reflect recent management and business changes, the Company has realigned its reporting segments. Effective July 1, 2002, the feminine care business, which had been managed within the baby, feminine and family care segment, is included in the beauty care segment, with the baby, feminine and family care segment renamed the baby and family care segment. In addition, the food and beverage segment was renamed snacks and beverages to reflect its remaining businesses. The historical results for the elements of the former food and beverage segment that have been divested or spun-off (i.e., Jif, Crisco and commercial shortening and oils) are now reflected in corporate. As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," prior year operating information in the following table has been restated to conform with the current year presentation. In conjunction with the realignments, approximately $1.8 billion in segment assets related to the feminine care business are now part of the beauty care reporting segment.

     The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to partially-owned operations, where segment reporting reflects such investments as consolidated subsidiaries with applicable adjustments to comply with U.S. GAAP in the corporate segment. The corporate segment also includes both operating and non-operating elements such as financing and investment activities, certain employee benefit costs, intangible asset amortization, certain restructuring charges, segment eliminations, prior year results of certain divested businesses and other general corporate items. Additionally, for interim periods certain non-recurring tax impacts are reflected on a discrete basis for management and segment reporting purposes, but are eliminated in corporate to arrive at the Company's effective tax rate for the quarter.


Three Months Ended              Fabric &       Baby &        Beauty       Health      Snacks &
September 30                    Home Care    Family Care     Care         Care        Beverages      Corporate      Total
-------------------------    --------------  ------------  ----------  -----------   ------------   ------------  ---------
Net Sales
      2002                   $   3,132       $   2,426     $   3,123   $   1,410     $   822        $ (117)       $  10,796
      2001                       2,883           2,312         2,457       1,176         798           140            9,766

Earnings Before Income Taxes
      2002                         809             400           804         275         122          (272)           2,138
      2001                         665             364           643         210         113          (368)           1,627

Net Earnings
      2002                         547             241           548         196          91          (159)           1,464
      2001                         450             223           445         140          74          (228)           1,104




4. Acquisitions - On November 16, 2001, the Company completed the acquisition of the Clairol business from Bristol-Myers Squibb Company for approximately $5 billion. The operating results of the Clairol business are reported in the beauty care segment from November 16, 2001. The following table provides pro forma results of operations for the prior year's first quarter, as if Clairol had been acquired at the beginning of fiscal year 2002. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Clairol. Accordingly, such amounts are not indicative necessarily of the results that would have occurred if the acquisition had been completed on the date indicated or that may result in the future.

                Pro Forma Results - The Procter & Gamble Company
                ------------------------------------------------

                                                 Three months ended
                                                 September 30, 2001
                                            ----------------------------
                Net Sales                            $10,154

                Net Earnings                           1,141

                Diluted net earnings per
                common share                            0.81

5. Goodwill - Goodwill as of September 30, 2002, as adjusted for the segment restatement of the feminine care business (See Note 3), is allocated by reportable segment as follows:

                                   Fabric &        Baby &                        Health     Snacks &
                                   Home Care     Family Care     Beauty Care      Care      Beverages     Total
                                   ---------     -----------     -----------     ------     ---------     -----
     Goodwill, September 30, 2002    $452           $817           $6,546        $2,865        $278     $10,958


6. Pro Forma Stock-Based Compensation - The Company has stock-based compensation plans under which stock options are granted annually to key managers and directors at the market price on the date of grant. Grants were issued in the quarter ended September 30, 2002 under stock-based compensation plans approved by shareholders in 2001. These new grants are fully exercisable after three years and have a ten-year life. Prior grants, issued in fiscal years 1999 through 2002, are fully exercisable after three years and have a fifteen-year life. The Company also makes other grants to employees, for which vesting terms and option life differ.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                Three months ended
                                          -------------------------------
                                          Sept. 30, 2002   Sept. 30, 2001
     --------------------------------------------------------------------
     Net earnings
          As reported                            $1,464            $1,104
          Pro forma expense                         104               113
          Pro forma                               1,360               991
     --------------------------------------------------------------------

     Net earnings per common share
     Basic
          As reported                             $1.10             $0.83
          Pro forma adjustments                   (0.08)            (0.09)
          Pro forma                                1.02              0.74
     Diluted
          As reported                              1.04              0.79
          Pro forma adjustments                   (0.07)            (0.08)
          Pro forma                                0.97              0.71
     --------------------------------------------------------------------

     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

Item 2. Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
Despite continuing softness in the global economy, and in particular in the Latin American region, the Company delivered double-digit volume, sales and earnings growth for the quarter ended September 30, 2002. For a discussion of key factors that could impact and must be managed by the Company, refer to the Management Discussion and Analysis section in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company reported net earnings of $1.46 billion or $1.04 diluted net earnings per share for the quarter ended September 30, 2002. Results included a $113 million after-tax restructuring charge related to the program to streamline the Company's operations and business portfolio. This restructuring program charge included employee separation costs of $52 million before tax and asset-related charges of $62 million before tax. Net earnings in the year ago quarter were $1.10 billion or $0.79 diluted net earnings per share, including a $238 million after-tax restructuring charge. The restructuring charge for the year ago quarter include employee separation costs of $212 million before tax and asset-related charges of $69 million before tax.

Core net earnings were $1.58 billion or $1.12 diluted net earnings per share for the current quarter, compared to $1.34 billion or $0.96 core diluted net earnings per share in the year ago quarter. These results exclude restructuring program charges in both periods.

Net sales were $10.80 billion, up eleven percent versus the year ago quarter. Unit volume grew thirteen percent versus the prior year, led by double-digit growth in the fabric and home care, health care and beauty care businesses. Excluding acquisitions and divestitures, unit volume increased ten percent. Sales trailed volume growth as a three-percent negative pricing and mix impact was partially offset by a positive foreign exchange impact of one percent. The pricing and mix impact was a function of the following primary effects: the pass through of lower commodity costs to consumers in coffee and tissue and structural price adjustments in baby care; negative mix impacts in beauty care, primarily related to Clairol; and continuing strong growth of the Company's developing market businesses which typically have a lower sales rate per unit and growth in mid-tier laundry brands.

Gross margin was 49.2 percent for the quarter ended September 30, 2002, compared to 47.7 percent in the same quarter of the prior year. Cost of products sold includes a $83 million before-tax charge related to the restructuring program. Excluding restructuring costs, gross margin was 50.0 percent, compared to 48.8 percent in the year ago quarter. This gross margin progress reflects the benefits from improved corporate portfolio mix, ongoing base business and restructuring savings and lower material costs.

Operating margin was 20.2 percent for the quarter, compared to 18.0 percent in the same quarter a year ago. Excluding restructuring charges, core operating margin increased to 21.6 percent from 21.3 percent, as gross margin improvement was offset by increased core marketing, research, administrative and other (MRA&O) costs. Core MRA&O as a percent of sales increased to 28.4 percent from
27.5 percent in the same quarter a year ago, reflecting increased marketing investments and investments in pharmaceuticals for clinical trials for our ongoing feminine testosterone research and milestone payments for our diabetes product research per our contractual agreements, partially offset by continued progress from the Company's restructuring program.

Non-operating income increased $81 million, which includes the gain from the divestiture of the non strategic elements of the Company's Vicks business in Japan.

As discussed in Note 3, segments have been restated for recent management and business changes.

FABRIC & HOME CARE
------------------
Fabric and home care delivered eleven percent volume growth reflecting innovation across all brands. Net sales were $3.13 billion, up nine percent, including a positive one percent foreign exchange impact. Sales trailed volume growth primarily due to strong performance on mid-tier brands and in developing markets, which resulted in a negative sales mix impact. Net earnings were $547 million, up 22 percent, reflecting higher volumes and a strong cost management focus. Operating margin expansion was achieved through lower material prices and a continued focus on base business savings projects, which funded increased marketing costs.

All regions posted double-digit volume increases in fabric care except Latin America, where markets are contracting reflecting the tough economic environment and sharp currency erosion. However, the Company maintained laundry category share leadership in Latin America and shares are up versus prior year.

BABY & FAMILY CARE
------------------
Baby and family care delivered unit volume growth of six percent behind strength in baby care in North America and Western Europe. Net sales were $2.43 billion, up five percent, as pricing adjustments to reflect lower commodity costs and improved consumer value on Luvs were partially offset by a positive one percent foreign exchange impact and product mix toward premium tier diapers and pants. Earnings were $241 million, up eight percent, reflecting sales growth, particularly in premium tier diapers, and manufacturing and restructuring cost savings.

Despite four percent volume growth in family care, shares were down slightly due to aggressive competitive promotional spending - well beyond levels associated with passing on lower pulp prices to consumers. The Company has responded to these actions, but is anticipating a reversal of the spending trends as pulp costs start to increase. Baby care volume grew double-digits in both North America and Western Europe, leading to strong share growth in the quarter driven by the Pampers Baby Stages initiative.

BEAUTY CARE
-----------
Beauty care posted double-digit volume, sales and earnings growth. Unit volume increased 32 percent led by the Clairol acquisition. Excluding the impact of acquisitions and divestitures, volume was up ten percent behind strength in hair care and fine fragrances. The hair care business was particularly strong, with North America delivering broad-based volume progress across the hair care portfolio. Western Europe and China hair care were also notably strong, where both Pantene and Head & Shoulders delivered excellent volume growth. Feminine care volume grew in the high single digits after several quarters of declines, with the U.S. delivering double-digit volume growth. Net sales were $3.12 billion, up 27 percent including a two percent positive foreign exchange impact. Volume growth was partially offset by mix impacts driven by the Clairol business. Net earnings were $548 million, up 23 percent versus last year as manufacturing cost reductions were partially offset by increased marketing investments, primarily in advertising.

HEALTH CARE
-----------
Health care continued to deliver strong results. Unit volume increased 19 percent, driven by strength in pharmaceuticals, behind strong Actonel once-a-week results, and oral care. Net sales grew 20 percent to $1.41 billion, including a positive one percent foreign exchange impact. Net earnings for health care were $196 million, up 40 percent, reflecting volume and sales growth of high margin items, such as Crest Whitestrips and Actonel. This growth is after the funding of increased clinical and milestone costs in pharmaceuticals. The oral care business continued to grow strongly in all major tooth care segments: dentifrice, toothbrushes and whitening systems. Crest Whitestrips results have been very strong, with volume double the prior year. Recently, the Company has responded to a competitive entry into the tooth whitening category by announcing a price decline, of approximately 30%, effective in October 2002. Additionally, the expected FDA approval timing on Prilosec OTC has moved to the fall of 2003. This new timeline has no material impact to the Company's expected results for the current fiscal year.

SNACKS & BEVERAGES
------------------
Snacks and beverages delivered good results as unit volume increased four percent behind strength in the snacks businesses offset by softness in beverages. Net sales grew three percent to $822 million, including a two percent positive foreign exchange impact. Results reflect the Folgers' pricing response to aggressive competitive pricing activity in the marketplace and continued lower green coffee costs. Snacks delivered double-digit volume growth, with progress in both Pringles and Torengos. Net earnings grew strongly, up 23 percent to $91 million, driven by volume growth and a continued focus on cost reductions.

CORPORATE
---------
The corporate segment contains both operating and non-operating items that are not included in the business results. Current year results reflect increased divestiture gains and lower restructuring costs.

FINANCIAL CONDITION
-------------------
For the quarter ended September 30, 2002, cash generated from operating activities totaled $2.01 billion. Earnings, adjusted for non-cash charges, are the primary driver of operating cash flow and the $0.68 billion increase from the first quarter of last year. Working capital increased slightly from June 30. Days sales outstanding improved two days for receivables and seven days for inventory days on hand versus the first quarter of last year. Accounts payable and other accruals decreased, reflecting a reduction in days outstanding for trade payables and normal timing differences for other accruals. The remaining increase versus the prior year was driven by changes in other operating assets and liabilities, including deferred taxes, and a reduction in equity investments for dividends received.

Free cash flow, defined as cash flow from operations less capital expenditures, for the first quarter was $1.73 billion, representing a $0.76 billion increase over the same period last year. In addition to earnings growth, this increase reflects reduced capital spending levels in the quarter. The Company anticipates that this capital spending rate will increase through the year, but the fiscal year average will be in line with the revised target of below five percent of sales.

Investing activities used $195 million of cash in the current year compared to $362 million in the previous year. This generated a $167 million net cash increase versus the prior year, primarily attributable to $53 million higher divestiture proceeds, reduced capital spending of $71 million and the absence of acquisition activity in the quarter. Divestiture proceeds in the quarter were from the Vicks throat drop business in Japan. The prior year acquisition activity relates primarily to Jean Patou.

Financing activities used $524 million of cash for the current fiscal year versus a net use of $389 million in the prior year quarter. The largest driver of this $135 million difference is increased purchase of treasury shares, reflecting a return of the share repurchase program to historical levels.

We continue negotiations regarding the potential outsourcing of certain administrative and other business support services. At this time, no final decisions have been made.

RESTRUCTURING PROGRAM UPDATE
----------------------------
In 1999, concurrent with a reorganization of its operations into product-based global business units, the Company initiated a multi-year restructuring program. The program is designed to accelerate growth and deliver cost reductions by streamlining management decision-making, manufacturing and other work processes and discontinuing under-performing businesses and initiatives. Technology improvements as well as standardization of manufacturing and other work processes allow the Company to streamline operations, resulting in the consolidation of manufacturing activity and various business processes.

Costs to be incurred include separation related costs, asset write-downs, accelerated depreciation and other costs directly related to the restructuring efforts.

During the quarter ended September 30, 2002, the Company recorded charges totaling $151 million before tax ($113 million after tax) related to its restructuring program, as detailed in the following table. In addition, the Company continues to execute similar projects as part of ongoing operations. Costs for these projects are included in core earnings.


        Restructuring Program July - September, 2002 Charges (before tax)

 Amounts in millions
 -------------------------------------------------------------------------------
                             Beginning   Current           Applied   Ending
                             Reserves    Quarter   Cash    Against   Reserves
                              6/30/02    Charges   Spent   Assets    9/30/02
                             ---------   -------   -----   -------   --------

 Employee separations           $159        $ 52     $87       $ -       $124
 Asset write-downs                -           25       -        25          -
 Accelerated depreciation         -           33       -        33          -
 Other                            86          41      15         4        108
                            -------------------------------------------------
                                 245         151     102        62        232


During July - September 2002, restructuring charges against the Company's cost of products sold amounted to $83 million before tax and charges included in marketing, research and administrative expenses amounted to $63 million before tax. In addition, the Company had $5 million of net sales reductions from initiatives being discontinued, which are reflected in corporate.

Employee separation charges in July - September 2002 are associated with severance packages for approximately 900 people. The packages are predominantly voluntary and are formula driven based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. The current and planned separations span the entire organization, including manufacturing, selling, research and administrative positions.

The charges for accelerated depreciation and asset write-downs, which totaled $58 million before tax in the quarter ended September 30, 2002, are primarily related to manufacturing operations. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization, plant closures or strategic choices to discontinue initiatives. The Company has shortened the estimated useful lives of such assets, resulting in incremental depreciation expense. Charges for asset write-downs relate to the establishment of new fair value bases for assets held for sale or disposal that represent excess capacity in the process of being removed from service or disposed and businesses held for sale in the next 12 months.

Other costs incurred as a direct result of the restructuring program amounted to $41 million before tax during July - September 2002. These were primarily for relocation, training, establishment of global business services and results from discontinued initiatives.

Item 4: Controls and Procedures

The Company's President, Chief Executive, and Chairman of the Board, A.G. Lafley, and the Company's Chief Financial Officer, Clayton C. Daley, Jr., have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report.

Messrs. Lafley and Daley have concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in the world-wide headquarters of the Company in Cincinnati, Ohio. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Since Messrs. Lafley's and Daley's most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 2002 Annual Meeting of Shareholders held on October 8, 2002, the following actions were taken:

The following Directors were elected for terms of office expiring in 2005:

                                         Votes                       Broker
                        Votes For       Withheld     Abstentions*   Non-Votes*
------------------------------------------------------------------------------
BRUCE L. BYRNES         1,148,767,095   18,103,997      N/A            N/A
------------------------------------------------------------------------------
SCOTT D. COOK           1,148,999,623   17,781,469      N/A            N/A
------------------------------------------------------------------------------
DOMENICO DE SOLE        1,104,289,511   62,491,581      N/A            N/A
------------------------------------------------------------------------------
CHARLES R. LEE          1,103,957,527   62,823,565      N/A            N/A
------------------------------------------------------------------------------
ERNESTO ZEDILLO         1,143,973,421   22,807,671      N/A            N/A
------------------------------------------------------------------------------

* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

In addition, the following Directors continued to serve as Directors after the meeting:

         Norman R. Augustine
         R. Kerry Clark
         Richard J. Ferris
         Joseph T. Gorman
         A. G. Lafley
         Lynn M. Martin
         John E. Pepper
         Johnathan A. Rodgers
         John F. Smith, Jr.
         Ralph Snyderman
         Robert D. Storey
         Marina v.N. Whitman

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2003, was approved by the shareholders. The shareholders cast 1,075,572,791 votes in favor of this proposal and 79,896,073 votes against. There were 11,285,235 abstentions.

A shareholder resolution proposed by Evelyn Y. Davis was defeated by the shareholders. The proposal requested that the Board take the necessary steps to provide for cumulative voting in the election of directors. The Board opposed the resolution. The shareholders cast 297,228,260 votes in favor of the resolution and 654,814,803 against. There were 21,501,576 abstentions and 193,236,453 broker non-votes.

A shareholder resolution proposed by Lenore Goldman and four co-sponsors was defeated by the shareholders. The proposal requested that the Board of Directors adopt a policy to identify and label all food products manufactured or sold by the Company that may contain genetically engineered ingredients. The Board opposed the resolution. The shareholders cast 92,942,527 votes in favor of the resolution and 830,924,946 against. There were 49,667,752 abstentions and 193,245,867 broker non-votes.

A shareholder resolution proposed by the New York City Comptroller's Office, as Custodian and Trustee of the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Employees Retirement System, and the New York City Teachers Retirement System and eight co-sponsors, was defeated by the shareholders. The proposal requested that the Board of Directors amend the Company's buying policy and standard purchase contracts to reflect adoption of the principles defined by the International Labor Organization; establish an independent monitoring process that assesses adherence to these conventions; and report annually on adherence to the amended policy through an independent and transparent process. The Board opposed the resolution. The shareholders cast 107,055,468 votes in favor of the resolution and 805,207,939 against. There were 60,812,520 abstentions and 193,705,165 broker non-votes.

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

         (11)     Computation of Earnings per Share.

         (12)     Computation of Ratio of Earnings to Fixed Charges.

         (99) Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.


(b)      Reports on Form 8-K

         The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated August 5, 2002, relating to the announcement of earnings for the April-June 2002 quarter; dated September 5, 2002, updating previously issued guidance for the July-September 2002 quarter; dated September 12, 2002, relating to the certification by the CEO and CFO of the registrant of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002; and September 27, 2002, relating to updating previously issued guidance for the July-September 2002 quarter, as amended that same date.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



THE PROCTER & GAMBLE COMPANY


/S/ JOHN K. JENSEN
-----------------------
(John K. Jensen)
Vice President and Comptroller

Date: October 31, 2002
      -----------------

I, A.G. Lafley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Procter & Gamble Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/ A.G. LAFLEY
---------------------------
(A.G. Lafley)
Chairman of the Board,
President and Chief Executive


Date: October 31, 2002
      ---------------------

I, Clayton C. Daley, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Procter & Gamble Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/S/ CLAYTON C. DALEY, JR.
------------------------------
(Clayton C. Daley, Jr.)
Chief Financial Officer


Date: October 31, 2002
      ------------------------

                                  EXHIBIT INDEX

Exhibit No.                                                             Page No.

     (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual
              Report on Form 10-K for the year ended June 30, 1998).

     (3-2)    Regulations (Incorporated by reference to Exhibit
              (3-2) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     (11)     Computation of Earnings per Share                               22

     (12)     Computation of Ratio of Earnings to Fixed Charges               23

     (99)     Certification of Periodic Financial Reports Pursuant         24-25
              to 18 U.S.C. Section 1350