Form 10-Q
period 2002-12-31
PROCTER & GAMBLE CO
filed 2003-01-29
CIK 80424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 2002   Commission file number  1-434


                          THE PROCTER & GAMBLE COMPANY
             (Exact name of registrant as specified in its charter)


         Ohio                                             31-0411980
(State of incorporation)                    (I.R.S. Employer Identification No.)


    One Procter & Gamble Plaza, Cincinnati, Ohio                      45202
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


                                Yes [ X ] No [   ]


There were 1,292,908,664 shares of Common Stock outstanding as of December 31, 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statement of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 2002 and 2001, the Consolidated Balance Sheet as of December 31, 2002 and June 30, 2002, and the Consolidated Statement of Cash Flows for the six months ended December 31, 2002 and 2001 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                                             THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENT OF EARNINGS

Amounts in millions except per share amounts

                                                     Three Months Ended                       Six Months Ended
                                                        December 31                              December 31
                                            -----------------------------------     ------------------------------------
                                                 2002                2001                2002                 2001
                                            ---------------     ---------------     ----------------     ---------------
NET SALES                                   $     11,005        $     10,403        $     21,801         $     20,169
   Cost of products sold                           5,490               5,339              10,979               10,450
   Marketing, research, administrative
      and other expenses                           3,267               3,200               6,395                6,093
                                            ------------        ------------        ------------         ------------

OPERATING INCOME                                   2,248               1,864               4,427                3,626
   Interest expense                                  143                 150                 287                  307
   Other non-operating income, net                    74                 200                 177                  222
                                            ------------        ------------        ------------         ------------

EARNINGS BEFORE INCOME TAXES                       2,179               1,914               4,317                3,541
   Income taxes                                      685                 615               1,359                1,138
                                            ------------        ------------        ------------         ------------

NET EARNINGS                                $      1,494        $      1,299        $      2,958         $      2,403
                                            ============        ============        ============         ============

PER COMMON SHARE:
   Basic net earnings                       $       1.13        $       0.98        $       2.23         $       1.81
   Diluted net earnings                     $       1.06        $       0.93        $       2.10         $       1.71
   Dividends                                $       0.41        $       0.38        $       0.82         $       0.76

AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                         1,402.6             1,401.5             1,404.9              1,401.0

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

Amounts in millions
                                                                   December 31           June 30
ASSETS                                                                 2002                2002
                                                                 --------------      --------------
CURRENT ASSETS
       Cash and cash equivalents                                 $        5,106      $        3,427
       Investment securities                                                218                 196
       Accounts receivable                                                3,240               3,090
       Inventories
             Materials and supplies                                       1,098               1,031
             Work in process                                                336                 323
             Finished goods                                               2,176               2,102
                                                                 --------------      --------------
       Total Inventories                                                  3,610               3,456
       Deferred income taxes                                                458                 521
       Prepaid expenses and other receivables                             1,559               1,476
                                                                 --------------      --------------

TOTAL CURRENT ASSETS                                                     14,191              12,166

PROPERTY, PLANT AND EQUIPMENT
       Buildings                                                          4,631               4,532
       Machinery and equipment                                           18,151              17,963
       Land                                                                 580                 575
                                                                 --------------      --------------
                                                                         23,362              23,070
       Accumulated depreciation                                         (10,237)             (9,721)
                                                                 ---------------     --------------

NET PROPERTY, PLANT AND EQUIPMENT                                        13,125              13,349

NET GOODWILL AND OTHER INTANGIBLE ASSETS
       Goodwill                                                          11,038              10,966
       Trademarks and other intangible assets                             2,408               2,464
                                                                 --------------      --------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                                 13,446              13,430

OTHER NON-CURRENT ASSETS                                                  1,680               1,831
                                                                 --------------      --------------

TOTAL ASSETS                                                     $       42,442      $       40,776
                                                                 ==============      ==============

                                                                   December 31           June 30
                                                                      2002                2002
                                                                 --------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                          $        2,021      $        2,205
       Accrued and other liabilities                                      5,352               5,330
       Taxes payable                                                      1,839               1,438
       Debt due within one year                                           3,491               3,731
                                                                 --------------       -------------

TOTAL CURRENT LIABILITIES                                                12,703              12,704

LONG-TERM DEBT                                                           11,534              11,201

DEFERRED INCOME TAXES                                                     1,223               1,077

OTHER NON-CURRENT LIABILITIES                                             2,146               2,088
                                                                 --------------       -------------

TOTAL LIABILITIES                                                        27,606              27,070

SHAREHOLDERS' EQUITY
       Preferred stock                                                    1,602               1,634
       Common stock - shares outstanding - Dec 31    1,292.9              1,293
                                           June 30   1,300.8                                  1,301
       Additional paid-in capital                                         2,651               2,490
       Reserve for ESOP debt retirement                                  (1,324)             (1,339)
       Accumulated other comprehensive income                            (2,175)             (2,360)
       Retained earnings                                                 12,789              11,980
                                                                 --------------       -------------

TOTAL SHAREHOLDERS' EQUITY                                               14,836              13,706
                                                                 --------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $       42,442       $      40,776
                                                                 ==============       =============

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Six Months Ended
Amounts in millions                                                         December 31
                                                                 --------------------------------
                                                                     2002                2001
                                                                 -------------       ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   $       3,427       $      2,306

OPERATING ACTIVITIES
        Net earnings                                                     2,958               2,403
        Depreciation and amortization                                      844                 784
        Deferred income taxes                                              166                 115
        Change in:
             Accounts receivable                                          (117)               (397)
             Inventories                                                   (89)               (139)
             Accounts payable and accruals                                  73                 876
             Other operating assets & liabilities                          151                (542)
        Other                                                              340                  77
                                                                 -------------       -------------

TOTAL OPERATING ACTIVITIES                                               4,326               3,177
                                                                 -------------       -------------

INVESTING ACTIVITIES
        Capital expenditures                                              (616)               (668)
        Proceeds from asset sales                                          117                 151
        Acquisitions                                                         -              (5,061)
        Change in investment securities                                     (8)                 96
                                                                 -------------       -------------

TOTAL INVESTING ACTIVITIES                                                (507)             (5,482)
                                                                 -------------       -------------

FINANCING ACTIVITIES
        Dividends to shareholders                                       (1,129)             (1,047)
        Change in short-term debt                                       (1,188)              4,844
        Additions to long-term debt                                      1,187                 132
        Reduction of long-term debt                                        (50)               (482)
        Proceeds from stock options                                         58                  99
        Purchase of treasury shares                                     (1,025)               (352)
                                                                 -------------       -------------

TOTAL FINANCING ACTIVITIES                                              (2,147)              3,194
                                                                 -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
        AND CASH EQUIVALENTS                                                 7                  (2)

CHANGE IN CASH AND CASH EQUIVALENTS                                      1,679                 887
                                                                 -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $       5,106       $       3,193
                                                                 =============       =============

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three-month and six-month periods ended December 31, 2002 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended December 31, 2002 and 2001 was $1.78 billion and $1.27 billion, respectively. For the six months ended December 31, 2002 and 2001, total comprehensive income was $3.14 billion and $2.31 billion, respectively.

3. Segment Information - To reflect management and business changes, the Company has realigned its reporting segments. Effective July 1, 2002, the feminine care business, which had been managed within the baby, feminine and family care segment, is included in the beauty care segment, with the baby, feminine and family care segment renamed the baby and family care segment. In addition, the food and beverage segment was renamed snacks and beverages to reflect its remaining businesses. The historical results for the elements of the former food and beverage segment that have been divested or spun-off (i.e., Jif, Crisco and commercial shortening and oils) are now reflected in corporate. As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," prior year operating information in the following table has been restated to conform with the current year presentation. In conjunction with the realignments, approximately $1.8 billion in segment assets related to the feminine care business are now part of the beauty care reporting segment.

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

                                             SEGMENT INFORMATION (Amounts in millions)

Three Months Ended              Fabric &       Baby &        Beauty       Health     Snacks &
December 31                    Home Care     Family Care     Care         Care       Beverages      Corporate      Total
-------------------------    --------------  ------------  ----------  -----------   ------------   ------------  ---------
Net Sales
      2002                   $ 3,102         $ 2,526       $ 2,997      $ 1,567      $ 881          $ (68)        $ 11,005
      2001                     2,967           2,360         2,725        1,341        873            137           10,403

Earnings Before Income Taxes
      2002                       768             443           731          374        168           (305)           2,179
      2001                       660             381           613          264        144           (148)           1,914

Net Earnings
      2002                       514             276           507          253        110           (166)           1,494
      2001                       437             228           442          172         96            (76)           1,299



Six Months Ended                Fabric &       Baby &        Beauty       Health     Snacks &
December 31                    Home Care     Family Care     Care         Care       Beverages      Corporate      Total
-------------------------    --------------  ------------  ----------  -----------   ------------   ------------  ---------
Net Sales
      2002                   $ 6,234         $ 4,952       $ 6,120      $ 2,977      $ 1,703        $ (185)       $ 21,801
      2001                     5,850           4,672         5,182        2,517        1,671           277          20,169

Earnings Before Income Taxes
      2002                     1,577             843         1,535          649          290          (577)          4,317
      2001                     1,325             745         1,256          474          257          (516)          3,541

Net Earnings
      2002                     1,061             517         1,055          449          201          (325)          2,958
      2001                       887             451           887          312          170          (304)          2,403

4. Acquisitions - On November 16, 2001, the Company completed the acquisition of the Clairol business from Bristol-Myers Squibb Company for approximately $5 billion. The operating results of the Clairol business are reported in the beauty care segment from November 16, 2001. The following table provides pro forma results of operations for the three and six months ended December 31, 2001, as if Clairol had been acquired as of July 1, 2001. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Clairol. Accordingly, such amounts are not indicative necessarily of the results that would have occurred if the acquisition had been completed on the date indicated or that may result in the future.


                     PRO FORMA RESULTS (AMOUNTS IN MILLIONS)
                     --------------------------------------

                                    Three months ended       Six months ended
                                     December 31, 2001       December 31, 2001
                                 -----------------------  ----------------------

        Net Sales                          $10,557                 $20,711

        Net Earnings                         1,313                   2,454

        Diluted net earnings per
        common share                          0.93                    1.74




5. Goodwill - Goodwill as of December 31, 2002, as adjusted for the segment restatement of the feminine care business (See Note 3), is allocated by reportable segment as follows (amounts in millions):

                                  Fabric &      Baby &                                  Snacks &
                                  Home Care   Family Care   Beauty Care   Health Care   Beverages     Total
                                  ---------   -----------   -----------   -----------   ---------     -----

     Goodwill, December 31, 2002       $457          $849        $6,569        $2,884        $279   $11,038

6. Pro Forma Stock-Based Compensation - The Company has stock-based compensation plans under which stock options are granted to key managers and directors at the market price on the date of grant. Grants were issued during the six months ended December 31, 2002 under stock-based compensation plans approved by shareholders in 2001. These new grants are fully exercisable after three years and have a ten-year life. Prior grants, issued in 1999 through 2002, are fully exercisable after three years and have a fifteen-year life. The Company also makes other grants to employees, for which vesting terms and option life differ.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                              Three Months Ended                  Six Months Ended
                                                 December 31                         December 31
                                        -----------------------------    -------------------------------
                                             2002             2001              2002             2001
                                        -----------------------------    -------------------------------
     Net earnings
         As reported                       $1,494           $1,299            $2,958           $2,403
         Pro forma expense                    101              117               205              230
         Pro forma                          1,393            1,182             2,753            2,173


     Net earnings per common share
     Basic
         As reported                        $1.13            $0.98             $2.23            $1.81
         Pro forma adjustments              (0.08)           (0.09)            (0.16)           (0.18)
         Pro forma                           1.05             0.89              2.07             1.63
     Diluted
         As reported                         1.06             0.93              2.10             1.71
         Pro forma adjustments              (0.07)           (0.08)            (0.14)           (0.15)
         Pro forma                           0.99             0.85              1.96             1.56


     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

7.   Guarantees - In November 2002, the FASB issued FASB Interpretation No.
     45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's financial statements. The disclosure requirements of the Interpretation, which are effective for the quarter ended December 31, 2002, are included in the following paragraphs.

     In conjunction with certain transactions, primarily divestitures, the Company may provide routine indemnifications (e.g., retention of previously existing environmental, tax and employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the Company has not made significant payments for these indemnifications.

     In certain situations, the Company enters into capital guarantees for suppliers that construct assets to produce materials for sale to P&G. The total amount of guarantees issued under such arrangements is not significant.

8. Other New Pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company is reviewing the provisions of this Interpretation and complies with the disclosure requirements, but does not expect it to have a material impact on the Company's financial statements.

Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
Despite continuing softness in the global economy the Company delivered sales and earnings growth for the quarter ended December 31, 2002. Most businesses in Latin America suffered declines in volume, sales and earnings, which had a modest dampening effect on the Company. Going forward, economic and political uncertainties in markets such as Latin America and the Middle East could affect results. For a discussion of key factors that could impact and must be managed by the Company, refer to the Management Discussion and Analysis section in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company reported net earnings of $1.49 billion or $1.06 diluted net earnings per share for the quarter ended December 31, 2002. Results included a $98 million ($0.07 per share) after-tax restructuring charge related to the Company's program to streamline operations and its business portfolio. Net earnings in the year ago quarter were $1.30 billion or $0.93 per share, including a $146 million ($0.10 per share) after-tax restructuring charge.

Core net earnings, which exclude restructuring charges, grew ten percent to $1.59 billion or $1.13 per share for the quarter. On a per share basis, core earnings grew ten percent to $1.13. In the year ago period, core net earnings were $1.45 billion or $1.03 per share.

Net sales were $11.01 billion, up six percent versus the year ago quarter. Unit volume grew eight percent versus the prior year, including double-digit growth in the health care and beauty care businesses and eight percent growth in fabric and home care and baby and family care. Excluding acquisitions and divestitures, unit volume increased seven percent. Sales trailed volume growth as strategic pricing investments and a negative mix impact were partially offset by a positive foreign exchange impact of one percent. The foreign exchange impact represents the benefit of the Euro offset by Latin American devaluations. The pricing and mix impacts were a function of the following primary effects: promotional investments on baby and family care in the U.S., the pricing adjustments taken on Crest Whitestrips following competitive entries and portfolio extension strategies in the hair care business.

Gross margin was 50.1 percent for the quarter ended December 31, 2002, compared to 48.7 percent in the same quarter of the prior year, an increase of 140 basis points. Core gross margin also increased 140 basis points to 50.8 percent from
49.4 percent in the prior year. Core gross margin excludes before-tax charges in cost of products sold related to the restructuring program of $84 million in the current year and $82 million in the prior year. Core gross margin has expanded by over 100 basis points in each of the last six quarters creating a challenging base for future period growth comparisons. The current quarter improvement was primarily driven by base business savings, which includes both systemic material price improvements and volume benefits. Restructuring program savings and improved margin mix also contributed.

Marketing, Research, Administrative, and Other costs (MRA&O), as a percent of sales, decreased from 30.8 percent in the prior year to 29.7 percent in the current year, an improvement of 110 basis points. Core MRA&O, which excludes restructuring costs of $57 million in the current year and $121 million in the prior year, decreased from 29.6 percent of sales in the prior year to 29.2 percent in the current year. These trends reflect reductions in overhead costs, partially offset by increased marketing spending, primarily in beauty care.

Operating margin was 20.4 percent for the quarter, compared to 17.9 percent in the same quarter a year ago. Excluding before tax net restructuring charges in the current and prior year of $132 million and $189 million, core operating margin increased to 21.6 percent from 19.8 percent, due to the gross margin and MRA&O improvements discussed in the preceding paragraphs.

Non-operating income decreased $126 million, primarily due to the prior year gain from the divestiture of the Comet business.

FABRIC & HOME CARE
------------------
Fabric and home care delivered eight percent unit volume growth. This was broad-based, with strong growth across most regions - lead by double-digit growth in the developing markets. Net sales were $3.10 billion, up five percent. Sales trailed volume growth due to pricing and mix impacts. The pricing actions included the restage of certain mid-tier brands and certain targeted actions to sharpen consumer value in key markets. Mix impacts in laundry were driven by the growth of mid-tier brands in Western Europe and North America, larger sizes in Western Europe and growth in developing markets. Net earnings were $514 million, up 18 percent, behind volume growth and gross margin expansion. Gross margin expansion was achieved through lower material prices and a continued focus on base business savings projects, which funded increased marketing investments.

BABY & FAMILY CARE
------------------
Baby and family care delivered unit volume growth of eight percent behind strength in both family care and baby care, driven primarily by the Baby Stages of Development initiative, Charmin in the U.S., Western Europe and Mexico and U.S. Bounty. Net sales were $2.53 billion, up seven percent, including a one percent positive impact from foreign exchange. Sales trailed volume due primarily to pricing adjustments in response to competitive activity in both the baby and family care segments, which more than offset positive mix behind growth in premium tier diapers. Earnings were $276 million, up twenty-one percent, reflecting volume growth and cost savings, including benefits from previous restructuring actions.

BEAUTY CARE
-----------
Beauty care posted double-digit volume, sales and earnings growth, led by hair care and fine fragrances. Unit volume increased 14 percent driven by the Clairol acquisition, which was annualized in mid-November. Excluding the impact of acquisitions and divestitures, volume was up six percent behind hair care, as Pantene, Head & Shoulders, Pert and Rejoice all posted volume gains on a global basis. Additionally, the fine fragrances business increased volume 30 percent. Feminine care volume was up two percent, which follows last quarter's strong shipments that included pipeline fill for the Tampax Pearl initiative. Beauty care net sales were $3.00 billion, up 10 percent, including a one percent positive foreign exchange impact. Volume growth was partially offset by mix impacts driven by the Clairol business and value driven pricing investments behind the repositioning of the hair care portfolio into mid-tier brands, which more than offset devaluation driven pricing actions in Latin America. Net earnings were $507 million, up 15 percent versus last year driven primarily by volume growth and reduced overheads, partially offset by increased marketing investments.

HEALTH CARE
-----------
Health care delivered double-digit unit volume, sales and earnings growth. Unit volume increased 18 percent, driven by results in oral care, pharmaceuticals and pet health and nutrition. Net sales grew 17 percent to $1.57 billion, including a positive one percent foreign exchange impact, which partially offset pricing investments. Despite an October pricing adjustment, Crest Whitestrips still delivered volume and sales growth relative to the prior year. Actonel, the Company's drug for treatment and prevention of osteoporosis, surpassed $500 million in annual sales in calendar year 2002. Net earnings for health care were $253 million, up 47 percent, reflecting volume growth and improved mix, driven by the continued trend toward high-margin products, partially offset by the funding of increased marketing investments.

SNACKS & BEVERAGES
------------------
Snacks and beverages delivered mixed results. Unit volume declined one percent, as an increase in coffee was offset by declines in the snacks and juice businesses. Net sales grew one percent to $881 million, including a two percent positive foreign exchange impact. Net earnings grew 15 percent to $110 million, behind positive mix and cost savings from operating efficiencies and restructuring, which more than offset increased marketing investments.

CORPORATE
---------
The corporate segment contains both operating and non-operating items that are not included in the business results. Current quarter results reflect decreased divestiture gains and lower restructuring costs.

FINANCIAL CONDITION
-------------------
For the six months ended December 31, 2002, cash generated from operating activities totaled $4.33 billion. Earnings, adjusted for non-cash charges, increased $555 million and are a key driver of operating cash flow and the $1.15 billion increase from the first half of last year. Working capital increased slightly from June 30. Receivables days sales outstanding and inventory days on hand both improved versus the same period last year. Accounts payable and other accruals decreased cash year-over-year, reflecting a decrease in taxes payable that reflects a return to historical levels, a reduction in days outstanding for trade payables and normal timing differences for other accruals. The remaining increase in operating cash flow versus the prior year was driven by changes in other operating assets and liabilities, including deferred taxes, and a reduction in investments in non-consolidated entities for dividends received.

Free cash flow for the first half of the year, defined as cash flow from operations less capital expenditures, was $3.71 billion, representing a $1.20 billion increase over the same period last year. This increase reflects the increase in operating cash flow discussed in the preceding paragraph and reduced capital spending levels in the quarter. The Company anticipates that this capital spending rate may increase through the year, but the fiscal year average will be below the Company's revised target of below five percent of sales.

Investing activities used $507 million of cash year to date compared to $5.48 billion in the comparable prior year period, which included the Clairol acquisition during the October-December quarter. There has been no significant acquisition activity in the current year. This generated a $4.98 billion net cash increase versus the prior year. Divestiture proceeds in the current year include the Vicks throat drop business in Japan, certain Clairol small brands and a paper divestiture in China. Prior year divestitures included Comet and PUR Outdoor.

Financing activities used $2.15 billion of cash for the current fiscal year versus a source of $3.19 billion in the first half of the prior year. The largest driver of this $5.34 billion difference is the prior year issuance of short-term debt to finance the Clairol acquisition. Treasury share purchases used more cash in the current year, reflecting lower repurchase activity in the prior year base period driven by cash needs for the Clairol acquisition. Share repurchase in the current year reflects a return to historical levels.

RESTRUCTURING PROGRAM UPDATE
----------------------------
In 1999, concurrent with a reorganization of its operations into product-based global business units, the Company initiated a multi-year restructuring program. The program was designed to accelerate growth and deliver cost reductions by streamlining management decision-making, manufacturing and other work processes and discontinuing under-performing businesses and initiatives. Technology improvements as well as standardization of manufacturing and other work processes allow the Company to streamline operations, resulting in the consolidation of manufacturing activity and various business processes.

Costs to be incurred include separation related costs, asset write-downs, accelerated depreciation and other costs directly related to the restructuring efforts.

During the quarter ended December 31, 2002, the Company recorded charges totaling $132 million before tax ($98 million after tax) related to its restructuring program, as detailed in the following table. In addition, the Company continues to execute similar projects as part of ongoing operations. Costs for these projects are included in core earnings.


                               RESTRUCTURING PROGRAM JULY - DECEMBER, 2002 CHARGES (BEFORE TAX)
                               ----------------------------------------------------------------
Amounts in millions
                                                     Previous
                                     Beginning       Quarter        Current                                 Applied     Ending
                                     Reserves        Charges        Quarter        Total         Cash       Against    Reserves
                                      6/30/02       Jul-Sep 02      Charges       Charges       Spent       Assets     12/31/02
                                      -------       ----------      -------       -------       -----       ------     --------

Employee separations                   $159             $52           $54           $106        ($120)       $ -         $145
Asset write-downs                        -               25            34             59           -          (59)         -
Accelerated depreciation                 -               33            30             63           -          (63)         -
Other                                    86              41            14             55          (27)        (13)        101
                                  ---------------- ------------- -------------- ------------- ----------- ----------- -----------
                                        245             151           132            283         (147)       (135)        246

During October - December 2002, restructuring charges included in the Company's cost of products sold amounted to $84 million before tax and charges included in MRA&O amounted to $57 million before tax. In addition, the Company had $9 million of net sales from discontinued initiatives, which are reflected in corporate.

Employee separation charges in October - December 2002 are associated with severance packages for approximately 1,150 people. The packages are predominantly voluntary and are formula driven based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. The current and planned separations span the entire organization, including manufacturing, selling, research and administrative positions.

The charges for accelerated depreciation and asset write-downs, which totaled $64 million before tax in the quarter ended December 31, 2002, are primarily related to manufacturing operations. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization, plant closures or strategic choices to discontinue initiatives. The Company has shortened the estimated useful lives of such assets, resulting in incremental depreciation expense. Charges for asset write-downs relate to the establishment of new fair value bases for assets held for sale or disposal that represent excess capacity in the process of being removed from service or disposed and businesses held for sale in the next 12 months.

Asset write-downs also include certain manufacturing assets that are expected to operate at levels significantly below their planned capacity. The projected cash flows from such assets over their remaining useful lives were no longer estimated to be greater than their current carrying values; therefore, they are written down to estimated fair value, generally determined by reference to discounted expected future cash flows. Such charges represented $23 million before tax in this quarter.

Other costs incurred as a direct result of the restructuring program amounted to $14 million before tax during October - December 2002. These were primarily for relocation, training, establishment of global business services and results from discontinued initiatives.

The Company recently announced its intent to discontinue separate reporting of its current Restructuring Program at the conclusion of the current fiscal year. The Company will continue to undertake projects in future periods to maintain a competitive cost structure, including manufacturing consolidation and work force rationalization. The costs of such activities will be reported as part of core operations.

Item 4:  Controls and Procedures

The Company's President, Chief Executive, and Chairman of the Board, A.G. Lafley, and the Company's Chief Financial Officer, Clayton C. Daley, Jr., have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report.

Messrs. Lafley and Daley have concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a global chain of financial, staff and general business reporting lines that converge in the world-wide headquarters of the Company in Cincinnati, Ohio. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Consistent with SEC suggestion, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

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

         (11)    Computation of Earnings per Share.

         (12)    Computation of Ratio of Earnings to Fixed Charges.

         (99) Certification of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.


(b)      Reports on Form 8-K

         The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated October 24, 2002, relating to realignment of the Company's reporting segments; dated October 29, 2002, relating to the announcement of earnings for the July-September 2002 quarter; dated November 26, 2002, relating to the entry of A.G. Lafley, Chairman of the Board, President and Chief Executive of the Company into a 10b5-1 stock trading plan; and dated November 26, 2002, relating to realignment of the Company's reporting segments. The Company also filed Current Reports on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") and dated December 11, 2002, relating to updating previously issued guidance for the October-December 2002 quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/S/JOHN K. JENSEN
------------------------------
(John K. Jensen)
Vice President and Comptroller

Date:  January 29, 2003
       -----------------------

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



/S/A.G. LAFLEY
-----------------------------
(A.G. Lafley)
Chairman of the Board,
President and Chief Executive


Date: January 29, 2003
      ------------------------

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




/S/CLAYTON C. DALEY, JR.
------------------------------
(Clayton C. Daley, Jr.)
Chief Financial Officer


Date:    January 29, 2003
         ---------------------

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

     (11)     Computation of Earnings per Share                              24

     (12)     Computation of Ratio of Earnings to Fixed Charges              25

     (99)     Certification of Periodic Financial Reports Pursuant         26-27
              to 18 U.S.C. Section 1350