Form 10-Q
period 2003-03-31
PROCTER & GAMBLE CO
filed 2003-04-29
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2003      Commission file number  1-434


                          THE PROCTER & GAMBLE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Ohio                                            31-0411980
--------------------------------------------------------------------------------
 (State of incorporation)                  (I.R.S. Employer Identification No.)


   One Procter & Gamble Plaza, Cincinnati, Ohio                       45202
--------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)


        Registrant's telephone number, including area code (513) 983-1100
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


There were 1,294,704,875 shares of Common Stock outstanding as of March 31, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statement of Earnings of The Procter & Gamble Company and subsidiaries for the three and nine months ended March 31, 2003 and 2002, the Consolidated Balance Sheet as of March 31, 2003 and June 30, 2002, and the Consolidated Statement of Cash Flows for the nine months ended March 31, 2003 and 2002 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                                                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENT OF EARNINGS

Amounts in millions except per share amounts

                                                                Three Months Ended                      Nine Months Ended
                                                                     March 31                                March 31
                                                        -----------------------------------     -----------------------------------
                                                             2003                2002                2003                2002
                                                        ---------------     ---------------     ---------------     ---------------
NET SALES                                               $      10,656       $       9,900       $     32,457        $     30,069
      Cost of products sold                                     5,394               5,070             16,373              15,520
      Marketing, research, administrative
         and other expenses                                     3,305               3,176              9,700               9,269
                                                        ---------------     ---------------     ---------------     ---------------

OPERATING INCOME                                                1,957               1,654              6,384               5,280
      Interest expense                                            138                 146                425                 453
      Other non-operating income, net                              37                  40                214                 262
                                                        ---------------     ---------------     ---------------     ---------------

EARNINGS BEFORE INCOME TAXES                                    1,856               1,548               6,173              5,089
      Income taxes                                                583                 509               1,942              1,647
                                                        ---------------     ---------------     ---------------     ---------------

NET EARNINGS                                            $       1,273       $       1,039       $       4,231       $      3,442
                                                        ===============     ===============     ===============     ===============

PER COMMON SHARE:
      Basic net earnings                                $       0.96        $        0.78       $        3.19       $       2.58
      Diluted net earnings                              $       0.91        $        0.74       $        3.01       $       2.45
      Dividends                                         $       0.41        $        0.38       $        1.23       $       1.14

AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED                                  1,395.8              1,405.7             1,401.9            1,402.5


See accompanying Notes to Consolidated Financial Statements

                                                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                                            CONSOLIDATED BALANCE SHEET
Amounts in millions
                                                                       March 31                 June 30
ASSETS                                                                   2003                    2002
                                                                  ------------------      ------------------
CURRENT ASSETS
       Cash and cash equivalents                                  $           5,513       $           3,427
       Investment securities                                                    312                     196
       Accounts receivable                                                    2,960                   3,090
       Inventories
             Materials and supplies                                           1,054                   1,031
             Work in process                                                    379                     323
             Finished goods                                                   2,330                   2,102
                                                                  ------------------      ------------------
       Total Inventories                                                      3,763                   3,456
       Deferred income taxes                                                    465                     521
       Prepaid expenses and other receivables                                 1,452                   1,476
                                                                  ------------------      ------------------

TOTAL CURRENT ASSETS                                                         14,465                  12,166

PROPERTY, PLANT AND EQUIPMENT
       Buildings                                                              4,697                   4,532
       Machinery and equipment                                               18,284                  17,963
       Land                                                                     591                     575
                                                                  ------------------      ------------------
                                                                             23,572                  23,070
       Accumulated depreciation                                             (10,494)                 (9,721)
                                                                  ------------------      ------------------

NET PROPERTY, PLANT AND EQUIPMENT                                            13,078                  13,349

NET GOODWILL AND OTHER INTANGIBLE ASSETS
       Goodwill                                                              11,075                  10,966
       Trademarks and other intangible assets                                 2,390                   2,464
                                                                  ------------------      ------------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                                     13,465                  13,430

OTHER NON-CURRENT ASSETS                                                      1,675                   1,831
                                                                  ------------------      ------------------

TOTAL ASSETS                                                      $          42,683       $          40,776
                                                                  ==================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                           $           2,064       $           2,205
       Accrued and other liabilities                                          5,654                   5,330
       Taxes payable                                                          1,818                   1,438
       Debt due within one year                                               2,794                   3,731
                                                                  ------------------      ------------------

TOTAL CURRENT LIABILITIES                                                    12,330                  12,704

LONG-TERM DEBT                                                               11,333                  11,201

DEFERRED INCOME TAXES                                                         1,278                   1,077

OTHER NON-CURRENT LIABILITIES                                                 2,217                   2,088
                                                                  ------------------      ------------------

TOTAL LIABILITIES                                                            27,158                  27,070

SHAREHOLDERS' EQUITY
       Preferred stock                                                        1,591                   1,634
       Common stock - shares outstanding - Mar 31   1,294.7                  1,295
                                           June 30  1,300.8                                          1,301
       Additional paid-in capital                                             2,800                   2,490
       Reserve for ESOP debt retirement                                      (1,306)                 (1,339)
       Accumulated other comprehensive income                                (2,149)                 (2,360)
       Retained earnings                                                     13,294                  11,980
                                                                  ------------------      ------------------

TOTAL SHAREHOLDERS' EQUITY                                                   15,525                  13,706
                                                                  ------------------      ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $          42,683       $          40,776
                                                                  ==================      ==================

See accompanying Notes to Consolidated Financial Statements

                           THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Nine Months Ended
Amounts in millions                                                         March 31
                                                                  -----------------------------
                                                                     2003             2002
                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         $3,427           $2,306

OPERATING ACTIVITIES
        Net earnings                                                    4,231            3,442
        Depreciation and amortization                                   1,231            1,188
        Deferred income taxes                                             277              249
        Change in:
             Accounts receivable                                          183               10
             Inventories                                                 (221)            (226)
             Accounts payable and accruals                                423            1,061
             Other operating assets & liabilities                          73             (359)
        Other                                                             542               66
                                                                  ------------     ------------

TOTAL OPERATING ACTIVITIES                                              6,739            5,431
                                                                  ------------     ------------

INVESTING ACTIVITIES
        Capital expenditures                                             (967)          (1,224)
        Proceeds from asset sales                                         122              185
        Acquisitions                                                      (51)          (5,405)
        Change in investment securities                                   (93)            (167)
                                                                  ------------     ------------

TOTAL INVESTING ACTIVITIES                                               (989)          (6,611)
                                                                  ------------     ------------

FINANCING ACTIVITIES
        Dividends to shareholders                                      (1,690)          (1,571)
        Change in short-term debt                                      (1,386)           3,577
        Additions to long-term debt                                     1,227              712
        Reduction of long-term debt                                      (749)            (527)
        Proceeds from stock options                                       170              191
        Purchase of treasury shares                                    (1,235)            (439)
                                                                  ------------     ------------

TOTAL FINANCING ACTIVITIES                                             (3,663)           1,943
                                                                  ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
        AND CASH EQUIVALENTS                                               (1)              (8)

CHANGE IN CASH AND CASH EQUIVALENTS                                     2,086              755
                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $5,513           $3,061
                                                                  ============     ============

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three-month and nine-month periods ended March 31, 2003 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $1,299 million and $787 million, respectively. For the nine months ended March 31, 2003 and 2002, total comprehensive income was $4,442 million and $3,095 million, respectively.

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


                                               SEGMENT INFORMATION (Amounts in millions)

Three Months Ended             Fabric &         Baby &       Beauty       Health         Snacks &
March 31                      Home Care       Family Care     Care         Care         Beverages      Corporate        Total
--------------------------- --------------  ------------- ------------ ------------  --------------  -------------  --------------

Net Sales
      2003                        $ 3,061        $ 2,473      $ 3,026      $ 1,428           $ 756          $ (88)       $ 10,656
      2002                          2,837          2,259        2,748        1,215             751             90           9,900

Earnings Before Income Taxes
      2003                            752            334          685          227              87           (229)          1,856
      2002                            716            256          596          188             108           (316)          1,548

Net Earnings
      2003                            499            200          463          147              50            (86)          1,273
      2002                            472            144          388          124              64           (153)          1,039


Nine Months Ended              Fabric &         Baby &       Beauty       Health         Snacks &
March 31                      Home Care       Family Care     Care         Care         Beverages      Corporate        Total
-------------------------- ---------------  ------------- ------------ ------------  --------------  -------------  --------------

Net Sales
      2003                        $ 9,295        $ 7,425      $ 9,146      $ 4,405         $ 2,459         $ (273)       $ 32,457
      2002                          8,687          6,931        7,930        3,732           2,422            367          30,069

Earnings Before Income Taxes
      2003                          2,329          1,177        2,220          876             377           (806)          6,173
      2002                          2,041          1,001        1,852          662             365           (832)          5,089

Net Earnings
      2003                          1,560            717        1,518          596             251           (411)          4,231
      2002                          1,359            595        1,275          436             234           (457)          3,442

4. Acquisitions - On November 16, 2001, the Company completed the acquisition of the Clairol business from Bristol-Myers Squibb Company for approximately $5 billion. The operating results of the Clairol business are reported in the beauty care segment from November 16, 2001. The following table provides pro forma results of operations for the nine months ended March 31, 2002, as if Clairol had been acquired as of July 1, 2001. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of Clairol. Accordingly, such amounts are not indicative necessarily of the results that would have occurred if the acquisition had been completed on the date indicated or that may result in the future.

                     PRO FORMA RESULTS (Amounts in millions)
                     ---------------------------------------

                                                      Nine months ended
                                                        March 31, 2002
                                               ---------------------------------

                Net Sales                                    $30,611

                Net Earnings                                   3,495

                Diluted net earnings per
                common share                                    2.49


     In March, 2003, the Company entered into an agreement to acquire a controlling interest in Wella AG from the majority shareholders and announced its intent to make a tender offer for the remaining shares of Wella AG. Assuming all of the shares are tendered, the acquisition price will total approximately 5.7 billion Euros. The acquisition is subject to normal regulatory approvals. Wella AG is a beauty care business headquartered in Western Europe. In connection with the agreement to acquire the controlling interest, the Company has represented that it will maintain minimum cash balances in certain designated accounts of approximately 3.3 billion Euros until the closing of the transaction.

5. Goodwill - Goodwill as of March 31, 2003 is allocated by reportable segment as follows (amounts in millions):

                                   Fabric &        Baby &        Beauty      Health     Snacks &
                                   Home Care     Family Care      Care        Care      Beverages     Total
                                   ---------     -----------     ------      ------     ---------     -----

     Goodwill, March 31, 2003         $451          $866         $6,586      $2,893       $279      $11,075

6. Pro Forma Stock-Based Compensation - The Company has stock-based compensation plans under which stock options are granted to key managers and directors at the market price on the date of grant. Grants were issued during the nine months ended March 31, 2003 under stock-based compensation plans approved by shareholders in 2001. These new grants are fully exercisable after three years and have a ten-year life. Prior grants, issued in 1999 through 2002, are fully exercisable after three years and have a fifteen-year life. The Company also makes other minor grants to employees, for which vesting terms and option lives differ.

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


                                        Three Months Ended     Nine Months Ended
                                             March 31              March 31
                                        -----------------    ------------------
                                         2003       2002       2003       2002
                                        ------     ------     ------     ------
     Net earnings
          As reported                   $1,273     $1,039     $4,231     $3,442
          Pro forma expense                100        106        305        336
          Pro forma                      1,173        933      3,926      3,106
                                         ------     ------     ------     ------

     Net earnings per common share
     Basic
          As reported                    $0.96      $0.78      $3.19      $2.58
          Pro forma adjustments          (0.08)     (0.09)     (0.24)     (0.26)
          Pro forma                       0.88       0.69       2.95       2.32
     Diluted
          As reported                     0.91       0.74       3.01       2.45
          Pro forma adjustments          (0.07)     (0.08)     (0.21)     (0.23)
          Pro forma                       0.84       0.66       2.80       2.22
                                         ------     ------     ------     ------


     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

7. Guarantees - In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities were effective for qualifying guarantees entered into or modified after December 31, 2002. The adoption of these provisions did not have a material impact on the Company's financial statements. The disclosure requirements of the Interpretation, which were effective for the quarter ended December 31, 2002, are included in the following paragraphs.

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

8. Other New Pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. This interpretation will not have a material impact on the Company's financial statements.

Item 2. Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------

Despite continuing softness in the global economy and competitive activity within certain of the Company's core categories, the Company delivered strong sales and earnings growth for the quarter ended March 31, 2003. Businesses in Latin America continue to suffer declines in sales and earnings from the economic and political situation in the region, which had a modest dampening effect on the Company. Going forward, uncertainties in markets such as Latin America and the Middle East could affect results. For a discussion of key factors that could impact and must be managed by the Company, refer to the Management Discussion and Analysis section in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company reported net earnings of $1.27 billion or $0.91 diluted net earnings per share for the quarter ended March 31, 2003. Results included a $66 million after-tax restructuring charge related to the Company's program to streamline operations and its business portfolio. Net earnings in the year ago quarter were $1.04 billion or $0.74 per share, including a $147 million after-tax restructuring charge.

Net sales were $10.66 billion, up eight percent versus the year-ago quarter. Unit volume grew seven percent versus the prior year quarter behind double-digit growth in the health care business and nine percent growth in both the fabric and home care and the beauty care businesses. Double-digit volume increases in Asia and Central and Eastern Europe helped drive the volume growth. Excluding acquisitions and divestitures, unit volume increased eight percent. Sales growth included a positive foreign exchange impact of three percent, which was partially offset by pricing. Acquisitions and divestitures had a negative two percent impact on sales. The foreign exchange impact represents the benefits of the Euro and British Pound, partially offset by Latin American devaluations. The pricing impacts were directed towards activities to drive top line growth, including expanding the Company's mid-tier and developing market businesses, improving in-store presence and merchandising activities in Western Europe and to achieve competitive pricing on shelf. Examples include the following: the re-launch of a number of beauty and fabric care brands into mid-tier product positionings, pricing adjustments on Crest Whitestrips following competitive entry, price adjustments on baby care to maintain shelf parity versus a key competitor, and promotional investments on coffee and family care to match key competitors' levels of merchandising and remain competitive on shelf.

Gross margin was 49.4 percent for the quarter ended March 31, 2003, compared to
48.8 percent in the same quarter of the prior year. This represents an increase of 60 basis points versus a base period that delivered a 320 basis point improvement. The current year increase was driven by a reduction in cost of products sold for charges related to the restructuring program, which totaled $46 million before tax in the current quarter and $107 million in the prior year quarter. Other base business and restructuring savings in the current quarter were reinvested in pricing activities to stimulate growth as discussed in the preceding paragraph, leading to lower margin expansion.

Marketing, Research, Administrative, and Other costs (MRA&O), as a percent of sales, decreased from 32.1 percent in the prior year quarter to 31.0 percent in the current year quarter, an improvement of 110 basis points. This improvement was caused by a reduction in restructuring costs, from $99 million in the prior year to $41 million in the current year, a base period that included Clairol transition costs, and lower overhead spending which more than offset increased marketing investments, particularly in fabric and home care, health care and beauty care.

Operating margin increased 170 basis points to 18.4 percent for the quarter, compared to 16.7 percent in the same quarter a year ago. This improvement was caused by lower restructuring charges, which declined from $191 million in the prior year quarter to $87 million in the current quarter, along with the other MRA&O improvements discussed in the preceding paragraph.

FABRIC & HOME CARE
------------------
Fabric and home care unit volume grew nine percent and was broad-based, led by North America home care and Asia and Central and Eastern Europe. Net sales were up eight percent to $3.06 billion. This includes a positive two percent foreign exchange impact partially offset by mix impacts from growth in mid-tier brands and developing markets. Additionally, pricing investments behind mid-tier growth in North America and increased spending to improve in store presence and merchandising activities in Western Europe contributed to sales growth lagging volume growth. Net earnings increased six percent to $499 million, as volume growth was partially offset by the funding of increased initiative spending and in-store marketing investments, including the launch of Mr. Proper in Germany and Bold in Japan.

BABY & FAMILY CARE
------------------
Baby and family care delivered unit volume growth of seven percent behind continued strength in baby care, driven primarily by Pampers Baby Stages of Development, and solid results in North America and Western Europe family care. Net sales increased nine percent to $2.47 billion, including a positive four percent foreign exchange impact. Positive mix behind growth in premium tier diapers was more than offset by temporary pricing adjustments in North America to reach shelf unit price parity with key competition in baby care and retain competitive pricing in family care. Earnings increased 39 percent to $200 million reflecting volume growth, cost reductions and lower promotional marketing investment versus the base period.

BEAUTY CARE
-----------
Beauty care unit volume was up nine percent driven by hair care, including continued strength behind Pantene and Head & Shoulders, and feminine care. Sales grew 10 percent, including a positive four percent foreign exchange impact, reaching $3.03 billion. Negative pricing and mix impacts, driven by the repositioning of the Company's portfolio of hair care brands such as Pert, Aussie and Renewal 5x into multiple price tiers, partially offset foreign exchange impacts. Net earnings were $463 million, up 19 percent driven by volume and continued reductions in cost of products sold, partially offset by increased marketing investments.

HEALTH CARE
-----------
Health care delivered double-digit unit volume, sales and earnings growth this quarter. Unit volume increased 18 percent driven by strong results in oral care and continued strength in pharmaceuticals. Net sales were $1.43 billion, up 18 percent, including a three percent positive foreign exchange impact that was offset by lower Crest Whitestrips pricing versus year ago. Crest and Actonel led the volume and sales growth. Health care's net earnings increased 19 percent to $147 million primarily behind volume. Progress in health care's gross margin was re-invested in marketing, primarily in oral care.

SNACKS & BEVERAGES
------------------
Snacks and beverages unit volume was down one percent as improved snacks results in North America and Western Europe were offset by soft beverage results. Sales grew one percent to $756 million, including a positive four percent foreign exchange impact. Net earnings declined 22 percent to $50 million. This partly reflects the response to competitive promotional spending in the U.S. coffee market, which has escalated at a rate in excess of that justified by commodity price declines, resulting in increased promotional spending to defend share.

CORPORATE
---------
The corporate segment contains both operating and non-operating items that are not included in the business results. Current quarter results primarily reflect lower restructuring costs.

FINANCIAL CONDITION
-------------------
For the nine months ended March 31, 2003, cash generated from operating activities totaled $6.74 billion, compared to $5.43 billion in the prior year. Earnings adjusted for non-cash items including depreciation, amortization and deferred income taxes accounted for $5.7 billion of the current year cash flow and $0.9 billion of the $1.31 billion current year improvement. The inventory, accounts receivable and accounts payable and accruals components of working capital changed slightly from June 30, providing $0.4 billion of operating cash flow. Inventories increased as compared to June 30, 2002, while receivables declined. However, both receivables days sales outstanding and inventory days on hand improved versus the year ago period. Accounts payable and other accruals increased as compared to June 30, providing operating cash flows, due to timing differences for payments of other accruals, primarily taxes. Working capital changes during the nine months ended March 31, 2002 provided a higher amount of operating cash flows than the current year due to abnormally low tax payments in the year ago period. Current year activity reflects a return to historical levels.

Investing activities used $989 million of cash year to date, compared to $6.61 billion used in the comparable prior year period, which included the Clairol acquisition during the October-December quarter. There has been no significant acquisition activity in the current year. This difference in acquisition activity generated $5.35 billion of the year over year change in investing cash flows. Divestiture proceeds in the current year include the Vicks throat drop business in Japan, certain Clairol small brands and a family care divestiture in China. Prior year divestitures included Comet and PUR Outdoor. Capital spending was also reduced in the current year as compared to the prior year. The Company anticipates that this capital spending rate may increase through the year, but the fiscal year average will be below the Company's revised target of less than five percent of sales. The Company's pending acquisition of Wella AG is discussed in Note 4 to the Consolidated Financial Statements.

Financing activities used $3.66 billion of cash for the current fiscal year versus a source of $1.94 billion in the first nine months of the prior year. The largest driver of this $5.6 billion difference is the prior year issuance of short-term debt to finance the Clairol acquisition. In addition, treasury share purchases used more cash in the current year, reflecting lower repurchase activity in the prior year base period driven by cash needs for the Clairol acquisition.

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

During the quarter ended March 31, 2003, the Company recorded charges totaling $87 million before tax ($66 million after tax) related to its restructuring program, as detailed in the following table. In addition, the Company continues to execute similar projects as part of ongoing operations.


                             Restructuring Program July, 2002 - March, 2003 Charges (before tax)
                             -------------------------------------------------------------------
Amounts in millions
                                                     Previous
                                     Beginning       Quarter        Current                                Applied      Ending
                                     Reserves        Charges        Quarter        Total        Cash       Against     Reserves
                                      6/30/02       Jul-Dec 02      Charges       Charges       Spent      Assets      3/31/03
                                     ---------      ----------      -------       -------       -----      -------     --------

Employee separations                   $159            $106           $29           $135        ($193)       $ -         $101
Asset write-downs                        -               59            38             97          -          (97)          -
Accelerated depreciation                 -               63             9             72          -          (72)          -
Other                                    86              55            11             66          (47)       (25)          80
                                     ---------      ----------      -------       -------       -----      -------     --------
                                        245             283            87            370         (240)      (194)         181


During January-March 2003, restructuring charges included in the Company's cost of products sold amounted to $46 million before tax and charges included in MRA&O amounted to $41 million before tax.

Employee separation charges in January-March 2003 are associated with severance packages for approximately 250 people. The packages are predominantly voluntary and are formula driven based on salary levels and past service. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. The current and planned separations span the entire organization, including manufacturing, selling, research and administrative positions.

The charges for accelerated depreciation and asset write-downs, which totaled $47 million before tax in the quarter ended March 31, 2003, are primarily related to manufacturing operations. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period due to manufacturing consolidations, technology standardization, plant closures or strategic choices to discontinue initiatives. The Company has shortened the estimated useful lives of such assets, resulting in incremental depreciation expense. Charges for asset write-downs relate to the establishment of new fair value bases for assets held for sale or disposal that represent excess capacity in the process of being removed from service or disposed and businesses held for sale in the next 12 months.

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

Other costs incurred as a direct result of the restructuring program amounted to $11 million before tax during January-March 2003. These were primarily for relocation, training, establishment of global business services and results from discontinued initiatives.

The Company recently announced its intent to discontinue separate reporting of its current Restructuring Program at the conclusion of the current fiscal year. The Company anticipates an increase in the quarterly restructuring charges in April-June 2003, as many enrollment reductions and consolidation projects are completed. The Company, as part of its on-going operations, will continue to undertake similar projects in future periods to maintain a competitive cost structure, including manufacturing consolidation and work force rationalization.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       (2-1) Share Purchase Agreement for Shares of Wella AG (English
             Translation).

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

       (11)  Computation of Earnings per Share.

       (12)  Computation of Ratio of Earnings to Fixed Charges.

       (99)  Certification of Periodic Financial Reports Pursuant to 18 U.S.C.
             Section 1350.




(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K containing information pursuant to Item 5 ("Other Events") dated January 28, 2003, relating to the announcement of earnings for the October-December 2002 quarter (including unaudited financial information), and dated March 27, 2003, relating to the realignment of the Company's reporting segments as required by FASB Statement No. 131 (including unaudited financial information). The Company also filed Current Reports on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") dated March 17, 2003, relating to updating previously issued guidance for the January-March 2003 quarter; dated March 18, 2003, relating to the signing of an agreement to purchase a controlling interest in Wella AG; and dated March 20, 2003, relating to the posting of questions and answers regarding the Wella AG acquisition on the Company's website.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/S/ JOHN K. JENSEN
------------------------------
(John K. Jensen)
Vice President and Comptroller

Date:  APRIL 29, 2003
       -----------------------

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




/S/ A.G. LAFLEY
--------------------------
(A.G. Lafley)
Chairman of the Board,
President and Chief Executive

Date: APRIL 29, 2003
      --------------------

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




/S/ CLAYTON C. DALEY, JR.
------------------------------
(Clayton C. Daley, Jr.)
Chief Financial Officer

Date: APRIL 29, 2003
      ------------------------

                                  EXHIBIT INDEX

Exhibit No.


    (2-1) Share Purchase Agreement for Shares of Wella AG (English Translation).

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

    (99)  Certification of Periodic Financial Reports Pursuant to 18 U.S.C.
          Section 1350