Form 10-K
period 2003-06-30
PROCTER & GAMBLE CO
filed 2003-09-11
CIK 80424

THE PROCTER & GAMBLE COMPANY
AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
TO THE
SECURITIES AND EXCHANGE COMMISSION
FOR THE
YEAR ENDED JUNE 30, 2003

******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003	Commission File No. 1-434

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There were 1,296,560,113 shares of Common Stock outstanding as of July 31, 2003. The aggregate market value of the voting stock held by non-affiliates amounted to $111 billion on December 31, 2002.

Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2003 are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.

Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplemental Data
Item 9. Disagreements on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-3.1 Amended Articles
EX-3.2 Regulation
EX-10.1 2001 Stock and Incentive Compensation Plan
EX-10.2 1992 Stock Plan
EX-10.3 Executive Life Insurance Policy
EX-10.5 Deferred Comp
EX-10.6 1993 Non-Employee Directors' Stock Plan
EX-10.7 1992 Stock Option Plan
EX-10.8 Future Shares Plan
EX-11 Computation of EPS
EX-12 Computation of Ratio
EX-13 Annual Report
EX-21 Subsidiaries of Reg
EX-23 Independent Auditors' Consent
EX-31 Certs
EX-32 Certs
EX-99.2
EX-99.3
EX-99.4
EX-99.5
EX-99.6
EX-99.7
EX-99.8
EX-99.9
EX-99.10

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

     In March, 2003, the Company entered into an agreement to acquire a controlling interest in Wella AG from the majority shareholders and, in June, 2003, the Company completed a tender offer for the remaining outstanding voting class shares and preference shares. On September 2, 2003, the Company completed the previously announced purchase of the shares of Wella AG held by the majority shareholders for 3.16 billion Euros (approximately $3.42 billion based on spot exchange rates on that date). On September 10, 2003, the Company purchased the shares secured through the tender offer for 1.49 billion Euros (approximately $1.67 billion based on spot exchange rates on that date). As a result of these purchases, the Company acquired approximately 81% of the outstanding Wella shares (99% of the voting class shares and 45% of the preference shares). The acquisition was financed by a mixture of available cash balances and debt. Wella AG is a leading beauty care company selling its products in more than 150 countries, focused on professional hair care, retail hair care and cosmetics and fragrances.

     On November 16, 2001, the Company completed the acquisition of the Clairol business from Bristol-Myers Squibb Company and, on May 31, 2002, the Company completed the spin-off of the Jif peanut butter and Crisco shortening brands to the Company’s shareholders and their subsequent merger into the J.M. Smucker Company.

     In 1999, the Company announced its intention to transition from its previous geographic-based structure to a product-based global business unit structure. Concurrent with that change, the Company initiated a multi-year restructuring program, a discussion of which is incorporated herein by reference to Note 2, Restructuring Program, which appears on pages 42-43 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Additional information about these transactions is incorporated herein by reference to Note 3, Acquisitions and Spin-Off, which appears on pages 43-44 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003, excluding the first paragraph thereof, which is updated by the information on Wella above.

Financial Information About Industry Segments

     The Company’s products fall into five business segments: Fabric and Home Care; Baby and Family Care; Beauty Care; Health Care; and Snacks and Beverages.

     Additional information required by this item is incorporated herein by reference to Note 12, Segment Information, which appears on pages 53-54, and Financial Review, which appears on pages 23-33 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Narrative Description of Business

     The Company’s business, represented by the aggregate of its Fabric and Home Care; Baby and Family Care; Beauty Care; Health Care; and Snacks and Beverages segments, is essentially homogeneous. None of these segments are seasonal. Many of the factors necessary for an understanding of these five segments are similar. The primary differences relate to the degree of capital intensity of the businesses, which may affect gross margin trends and operating margins. The markets in which the Company’s products are sold are highly competitive. The products of the Company’s business segments compete with products of many large and small companies, and there is no dominant competitor or competitors. Advertising is used in conjunction with an extensive sales force, because the Company believes this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors. Most of the Company’s products in each of its segments are distributed through food, drug, mass and other retail outlets.

     The laundry category constituted approximately 19% of consolidated fiscal 2003 sales, compared to 19% in 2002 and 20% in 2001. The diaper category constituted approximately 12% of consolidated sales for each of the past three fiscal years. The creation of new products and the development of new performance benefits for consumers on the Company’s existing products are vital ingredients in the Company’s continuing progress in the highly competitive markets in which it does business. Basic research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

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

     Expenditures in fiscal year 2003 for compliance with federal, state and local environmental laws and regulations were not materially different from such expenditures in the prior year, and no material decrease is expected in fiscal year 2004.

     Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional elements including changing currency values and different rates of inflation and economic growth.

     The Company has approximately 98,000 employees. The decline of approximately 4,000 employees versus the prior year is primarily from separations related to the Company’s restructuring program.

     Additional information required by this item is incorporated herein by reference to Note 12, Segment Information, which appears on pages 53-54; Financial Summary, which appears on page 55; and Financial Review, which appears on pages 23-33 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Financial Information About Foreign and Domestic Operations

     The information required by this item is incorporated herein by reference to Note 12, Segment Information, which appears on pages 53-54, and Financial Review, which appears on pages 23-33 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003. Company sales by geography for the fiscal year ended June 30, 2003 were as follows: North America - 54%; Europe, Middle East and Africa - 29%; Asia - 11% and Latin America - 6%.

Assets and net sales in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)

	2003	2002	2001	2003	2002	2001

United States	$21,853	$21,198	$20,334	$23,424	$23,434	$18,318
International	21,524	19,040	18,910	20,282	17,342	16,069

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available, without charge, at http://www.shareholder.com/pg/Edgar.cfm, as soon as reasonably possible after they are filed electronically with the SEC. The reports can also be accessed through links from the Company’s website at www.pg.com/investors/sectionmain.jhtml. Copies are also available, without charge, by contacting The Procter & Gamble Company, Shareholder Services Department, P.O. Box 5572, Cincinnati, Ohio 45201-5572.

Item 2. Properties.

     In the United States, the Company owns and operates 35 manufacturing facilities and leases and operates 2 manufacturing facilities. These facilities are located in 21 different states. In addition, the Company owns and operates 83 manufacturing facilities in 42 other countries. Many of the domestic and international facilities produce products for multiple business segments. Fabric and Home Care products are produced at 45 of these locations; Baby and Family Care products at 32; Health Care products at 25; Beauty Care products at 39; and Snacks and Beverages products at 11. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

     The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at the end of June 30, 2003, representing the Company’s probable future costs that can be reasonably estimated, was $5 million.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant

     The names, ages and positions held by the executive officers of the Company on September 1, 2003 are:

			Elected to
Name	Position	Age	Officer Position

Alan G. Lafley	Chairman of the Board, President and Chief Executive Director since June 8, 2000	56	1992

Bruce L. Byrnes	Vice Chairman of the Board and President - Global Beauty and Feminine Care and Global Health Care Director since April 8, 2002	55	1991

R. Kerry Clark	Vice Chairman of the Board and President - Global Market Development and Business Operations Director since April 8, 2002	51	1995

Richard L. Antoine	Global Human Resources Officer	57	1998

G. Gilbert Cloyd	Chief Technology Officer	57	2000

Clayton C. Daley, Jr.	Chief Financial Officer	51	1998

Stephen N. David	Chief Information Officer and Business-to-Business Officer	54	1998

R. Keith Harrison, Jr.	Global Product Supply Officer	55	2001

James J. Johnson	Chief Legal Officer	56	1991

Mark D. Ketchum	President - Global Baby and Family Care	53	1996

Robert A. McDonald	President - Global Fabric and Home Care	50	1999

Jorge P. Montoya	President - Global Snacks and Beverages and Latin America	57	1991

Charlotte R. Otto	Global External Relations Officer	50	1996

James R. Stengel	Global Marketing Officer	48	2001

John K. Jensen	Vice President and Comptroller	54	2002

All of the above named Executive Officers, except Stephen N. David and John K. Jensen, are members of the Executive Committee of the Global Leadership Council of The Procter & Gamble Company. All of the Executive Officers named above have been employed by the Company for more than five years.

PART II

Item 5. Market for the Common Stock and Related Stockholder Matters.

     The information required by this item is incorporated by reference to Shareholder Information, which appears on page 56 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003, and Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

     The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 40-42; Note 12, Segment Information, which appears on pages 53-54; and Financial Summary, which appears on page 55 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated by reference to Financial Review, which appears on pages 23-33; Note 1, Summary of Significant Accounting Policies, which appears on pages 40-42; Note 2, Restructuring Program, which appears on pages 42-43; Note 3, Acquisitions and Spin-Off, which appears on pages 43-44 excluding the first paragraph, which is updated by the information on Wella in the third paragraph of Item I of this report; Note 11, Commitments and Contingencies, which appears on page 53; and Note 12, Segment Information, which appears on pages 53-54 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

     The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2003 and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.

     These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, customer and consumer trends, technological innovation, currency movements, governmental action and the development of certain markets available at the time the statements are made. Among the key factors necessary to achieve the Company’s goals are: (1) the ability to achieve business plans, including growing existing sales and volume profitably and successfully managing and integrating key acquisitions (including Wella) and completing planned divestitures (including a potential sale of the Company’s juice business), despite high levels of competitive activity, especially with respect to the product categories and geographical markets (including developing markets) on which the Company has chosen to focus; (2) the ability to manage and maintain key customer relationships; (3) the ability to maintain key manufacturing and supply sources (including sole supplier and plant manufacturing sources); (4) the ability to successfully manage regulatory, tax and legal matters (including product liability matters), and to resolve pending matters within current estimates; (5) the ability to successfully implement, achieve and sustain cost improvement plans in manufacturing and overhead areas, including successful completion of the Company’s outsourcing projects; (6) the ability to successfully manage currency (including currency issues in volatile countries), interest rate and certain commodity cost exposures; (7) the ability to manage the continued global political and/or economic uncertainty, especially in the Company’s significant geographical markets, as well as any political and/or economic uncertainty due to terrorist activities; and (8) the ability to successfully manage increases in the prices of raw materials used to make the Company’s products. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company’s actual performance could vary materially from the forward-looking statements made herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is incorporated by reference to Financial Review, which appears on pages 23-33, and Note 7, Risk Management Activities, which appears on pages 46-47 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Item 8. Financial Statements and Supplemental Data.

     The financial statements and supplemental data are incorporated by reference to pages 34-55 of the Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Item 9. Disagreements on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     The Company’s Chairman of the Board, President and Chief Executive, A.G. Lafley, and the Company’s Chief Financial Officer, Clayton C. Daley, Jr., have evaluated the Company’s internal controls and disclosure controls systems as of the end of the period covered by this report.

     Messrs. Lafley and Daley have concluded that the Company’s disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company’s disclosure controls system is based upon a global chain of financial, staff and general business reporting lines that converge in the world-wide headquarters of the Company in Cincinnati, Ohio. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Consistent with SEC suggestion, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

     In connection with the evaluation described above, no changes in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers.

     The information required by this item is incorporated by reference to pages 4-9, up to but not including the section entitled Additional Information Concerning the Board of Directors, and to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, which appears on page 25 of the proxy statement filed since the close of the fiscal year ended June 30, 2003, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference to pages 9-19 of the proxy statement filed since the close of the fiscal year ended June 30, 2003, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Additional Information Concerning the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Additional information required by this item is incorporated by reference to pages 20-24 of the proxy statement filed since the close of the fiscal year ended June 30, 2003, pursuant to Regulation 14A which involved the election of directors, including footnotes referenced therein.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the section entitled Transactions with Executive Officers, Directors, and Others, which appears on page 25 of the proxy statement filed since the close of the fiscal year ended June 30, 2003, pursuant to Regulation 14A which involved the election of directors.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

A.	1.	Financial Statements:

The following consolidated financial statements of The Procter & Gamble Company and subsidiaries and the independent auditors’ report are incorporated by reference in Part II, Item 8.

		-	Independent Auditors’ Report

		-	Consolidated statements of earnings – for years ended June 30, 2003, 2002 and 2001

		-	Consolidated balance sheets – as of June 30, 2003 and 2002

		-	Consolidated statements of shareholders’ equity – for years ended June 30, 2003, 2002 and 2001

		-	Consolidated statements of cash flows – for years ended June 30, 2003, 2002 and 2001

		-	Notes to consolidated financial statements

	2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits
			Exhibit	(2) –	Share Purchase Agreement for Shares of Wella AG (English Translation) (Incorporated by reference to Exhibit (2-1) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

			Exhibit	(3-1) –	Amended Articles of Incorporation.

				(3-2) –	Regulations.

			Exhibit	(4) –	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

			Exhibit	(10-1) –	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended December 10, 2002) which was adopted by the shareholders at the annual meeting on October 9, 2001.*

				(10-2) –	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992.*

				(10-3) –	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus).*

				(10-4) –	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).*

	(10-5) –	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980.*

	(10-6) –	The Proctor & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994.*

	(10-7) –	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997.*

	(10-8) –	The Procter & Gamble Future Shares Plan (as amended June 10, 2003) which was adopted by the Board of Directors on October 14, 1997.*

Exhibit	(11) –	Computation of earnings per share.

Exhibit	(12) –	Computation of ratio of earnings to fixed charges.

Exhibit	(13) –	Annual Report to Shareholders (pages 1-56).

Exhibit	(21) –	Subsidiaries of the registrant.

Exhibit	(23) –	Independent Auditors’ Consent.

Exhibit	(31) –	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit	(32) –	Section 1350 Certifications.

Exhibit	(99-1) –	Directors and Officers Liability Policy (Incorporated by reference to Exhibit (99-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(99-2) –	Directors and Officers (First) Liability Binder of Insurance.

	(99-3) –	Directors and Officers (Second) Liability Binder of Insurance.

	(99-4) –	Directors and Officers (Third) Liability Binder of Insurance.

	(99-5) –	Directors and Officers (Fourth) Liability Binder of Insurance.

	(99-6) –	Directors and Officers (Fifth) Liability Binder of Insurance.

	(99-7) –	Directors and Officers (Sixth) Liability Binder of Insurance.

	(99-8) –	Directors and Officers (Seventh) Liability Binder of Insurance.

	(99-9) –	Directors and Officers (Eighth) Liability Binder of Insurance.

	(99-10) –	Directors and Officers (Ninth) Liability Binder of Insurance.

(99-9) –	Directors and Officers (Eighth) Liability Binder of Insurance.

(99-10) –	Directors and Officers (Ninth) Liability Binder of Insurance.

* Compensatory plan or arrangement

B.	Reports on Form 8-K:

During the quarter ended June 30, 2003, the Company did not file any Current Reports on Form 8K. During the quarter ended June 30, 2003, the Company furnished Current Reports on Form 8-K containing information pursuant to Item 9 (“Regulation FD Disclosure”) dated April 7, 2003, relating to the declaration of a quarterly dividend; dated April 8, 2003, relating to the Company’s intention to launch a tender offer for the shares of Wella AG; dated April 28, 2003, relating to the launching of a tender offer for the shares of Wella AG; dated May 8, 2003, relating to restoring capability at the Company’s Jackson, Tennessee plant after it was hit by a tornado; dated May 9, 2003, relating to the Wella AG Management Board’s acceptance of the Company’s tender offer; dated May 29, 2003, relating to the closing of the initial acceptance period for its public offer for the remaining shares of Wella AG; dated June 5, 2003, relating to updating previously issued guidance for the April-June 2003 quarter; dated June 5, 2003, relating to the initial Wella AG tender offer results and the launching of a mandatory extension period; dated June 6, 2003, relating to the correction of the timing of the additional acceptance period for the Wella AG tender offer; and dated June 26, 2003, relating to the final results of the Wella AG tender offer. The Company also furnished Current Reports on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”) dated April 28, 2003, relating to the announcement of earnings for the January-March 2003 quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	A.G. LAFLEY	.

(A.G. Lafley)
Chairman of the Board,
President and Chief Executive
September 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

A.G. LAFLEY (A.G. Lafley)	Chairman of the Board, President and Chief Executive (Principal Executive Officer)

CLAYTON C. DALEY, JR. (Clayton C. Daley, Jr.)	Chief Financial Officer (Principal Financial Officer)

JOHN K. JENSEN (John K. Jensen)	Vice President and Comptroller (Principal Accounting Officer)

NORMAN R. AUGUSTINE (Norman R. Augustine)	Director

BRUCE L. BYRNES (Bruce L. Byrnes)	Director	September 9, 2003

R. KERRY CLARK (R. Kerry Clark)	Director

SCOTT D. COOK (Scott D. Cook)	Director

DOMENICO DESOLE (Domenico DeSole)	Director

RICHARD J. FERRIS (Richard J. Ferris)	Director

Signature	Title	Date

JOSEPH T. GORMAN (Joseph T. Gorman)	Director

CHARLES R. LEE (Charles R. Lee)	Director

LYNN M. MARTIN (Lynn M. Martin)	Director

W. JAMES McNERNEY, JR. (W. James McNerney, Jr.)	Director

JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director

JOHN F. SMITH, JR. (John F. Smith, Jr.)	Director	September 9, 2003

RALPH SNYDERMAN (Ralph Snyderman)	Director

ROBERT D. STOREY (Robert D. Storey)	Director

MARGARET C. WHITMAN (Margaret C. Whitman)	Director

MARINA v.N. WHITMAN (Marina v.N. Whitman)	Director

ERNESTO ZEDILLO (Ernesto Zedillo)	Director

EXHIBIT INDEX

Exhibit	(2) –	Share Purchase Agreement for Shares of Wella AG (English Translation) (Incorporated by reference to Exhibit (2-1) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit	(3-1) –	Amended Articles of Incorporation.

	(3-2) –	Regulations.

Exhibit	(4) –	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit	(10-1) –	The Procter & Gamble 2001 Stock Incentive Compensation Plan (as amended December 10, 2002), which was adopted by shareholders at the annual meeting on October 9, 2001.

	(10-2) –	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992.

	(10-3) –	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus).

	(10-4) –	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

	(10-5) –	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980.

	(10-6) –	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994.

	(10-7) –	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997.

	(10-8) –	The Procter & Gamble Future Shares Plan (as amended June 10, 2003) which was adopted by the Board of Directors on October 14, 1997.

Exhibit	(11) –	Computation of earnings per share.

Exhibit	(12) –	Computation of ratio of earnings to fixed charges.

Exhibit	(13) –	Annual Report to Shareholders (pages 1-56).

Exhibit	(21) –	Subsidiaries of the registrant.

Exhibit	(23) –	Independent Auditors’ Consent.

Exhibit	(31) –	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit	(32) –	Section 1350 Certifications.

Exhibit	(99-1) –	Directors and Officers Liability Policy (Incorporated by reference to Exhibit (99-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

	(99-2) –	Directors and Officers (First) Liability Binder of Insurance.

	(99-3) –	Directors and Officers (Second) Liability Binder of Insurance.

	(99-4) –	Directors and Officers (Third) Liability Binder of Insurance.

	(99-5) –	Directors and Officers (Fourth) Liability Binder of Insurance.

	(99-6) –	Directors and Officers (Fifth) Liability Binder of Insurance.

	(99-7) –	Directors and Officers (Sixth) Liability Binder of Insurance.

	(99-8) –	Directors and Officers (Seventh) Liability Binder of Insurance.

	(99-9) –	Directors and Officers (Eighth) Liability Binder of Insurance.

	(99-10) –	Directors and Officers (Ninth) Liability Binder of Insurance.