Form 10-Q
period 2003-09-30
PROCTER & GAMBLE CO
filed 2003-10-28
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2003   Commission file number 1-434


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]



There were 1,296,726,604 shares of Common Stock outstanding as of September 30, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statement of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 2003 and 2002, the Consolidated Balance Sheet as of September 30, 2003 and June 30, 2003, and the Consolidated Statement of Cash Flows for the three months ended September 30, 2003 and 2002 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

Amounts in millions except per share amounts

                                                       Three Months Ended
                                                          September 30
                                                --------------------------------
                                                     2003             2002
                                                ---------------  ---------------

NET SALES                                          $12,195          $10,796
      Cost of products sold                          5,879            5,489
      Marketing, research, administrative
         and other expense                           3,673            3,128
                                                   -------          -------

OPERATING INCOME                                     2,643            2,179
      Interest expense                                 141              144
      Other non-operating income, net                   40              103
                                                   -------          -------

EARNINGS BEFORE INCOME TAXES                         2,542            2,138
      Income taxes                                     781              674
                                                   -------          -------

NET EARNINGS                                       $ 1,761          $ 1,464
                                                   =======          =======

PER COMMON SHARE:
      Basic net earnings                           $  1.33          $  1.10
      Diluted net earnings                         $  1.26          $  1.04
      Dividends                                    $  0.46          $  0.41

AVERAGE COMMON SHARES
      OUTSTANDING - DILUTED                        1,398.9          1,407.3


See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

Amounts in millions

                                                                  September 30       June 30
ASSETS                                                                2003             2003
                                                                  -------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                    $      4,049     $     5,912
     Investment securities                                                 330             300
     Accounts receivable                                                 4,134           3,038
     Inventories
         Materials and supplies                                          1,275           1,095
         Work in process                                                   358             291
         Finished goods                                                  2,903           2,254
                                                                  -------------    ------------
     Total Inventories                                                   4,536           3,640
     Deferred income taxes                                                 876             843
     Prepaid expenses and other receivables                              1,748           1,487
                                                                  -------------    ------------

TOTAL CURRENT ASSETS                                                    15,673          15,220

PROPERTY, PLANT AND EQUIPMENT
     Buildings                                                           5,065           4,729
     Machinery and equipment                                            18,642          18,222
     Land                                                                  611             591
                                                                  -------------    ------------
                                                                        24,318          23,542
     Accumulated depreciation                                          (10,664)        (10,438)
                                                                  -------------    ------------

NET PROPERTY, PLANT AND EQUIPMENT                                       13,654          13,104

NET GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill                                                           15,222          11,132
     Trademarks and other intangible assets                              4,066           2,375
                                                                  -------------    ------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                                19,288          13,507

OTHER NON-CURRENT ASSETS                                                 1,881           1,875
                                                                  -------------    ------------

TOTAL ASSETS                                                      $     50,496     $    43,706
                                                                  =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                             $      2,957     $     2,795
     Accrued and other liabilities                                       5,986           5,512
     Taxes payable                                                       2,583           1,879
     Debt due within one year                                            5,286           2,172
                                                                  -------------    ------------

TOTAL CURRENT LIABILITIES                                               16,812          12,358

LONG-TERM DEBT                                                          11,993          11,475

DEFERRED INCOME TAXES                                                    1,370           1,396

OTHER NON-CURRENT LIABILITIES                                            2,950           2,291
                                                                  -------------    ------------

TOTAL LIABILITIES                                                       33,125          27,520

SHAREHOLDERS' EQUITY
     Preferred stock                                                     1,567           1,580
     Common stock - shares outstanding Sept 30   1,296.7                 1,297
                                       June 30   1,297.2                                 1,297
     Additional paid-in capital                                          3,070           2,931
     Reserve for ESOP debt retirement                                   (1,293)         (1,308)
     Accumulated other comprehensive income                             (1,830)         (2,006)
     Retained earnings                                                  14,560          13,692
                                                                  -------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                              17,371          16,186
                                                                  -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     50,496     $    43,706
                                                                  =============    ============

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
Amounts in millions                                         September 30
                                                     ---------------------------
                                                         2003            2002
                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       $    5,912      $    3,427

OPERATING ACTIVITIES
       Net earnings                                       1,761           1,464
       Depreciation and amortization                        407             410
       Deferred income taxes                                108             142
       Change in:
            Accounts receivable                            (295)            (44)
            Inventories                                    (174)           (105)
            Accounts payable and accruals                   (76)            (15)
            Other operating assets & liabilities            (57)             65
       Other                                                (68)             93
                                                     -----------     -----------

TOTAL OPERATING ACTIVITIES                                1,606           2,010
                                                     -----------     -----------

INVESTING ACTIVITIES
       Capital expenditures                                (364)           (281)
       Proceeds from asset sales                             88              62
       Acquisitions                                      (5,035)              0
       Change in investment securities                       11              24
                                                     -----------     -----------

TOTAL INVESTING ACTIVITIES                               (5,300)           (195)
                                                     -----------     -----------

FINANCING ACTIVITIES
       Dividends to shareholders                           (623)           (565)
       Change in short-term debt                          3,555            (306)
       Additions to long-term debt                            0             678
       Reduction of long-term debt                         (788)            (12)
       Proceeds from stock options                           89              31
       Purchase of treasury shares                         (274)           (350)
                                                     -----------     -----------

TOTAL FINANCING ACTIVITIES                                1,959            (524)
                                                     -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                (128)            (15)

CHANGE IN CASH AND CASH EQUIVALENTS                      (1,863)          1,276
                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $    4,049      $    4,703
                                                     ===========     ===========

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three-month period ended September 30, 2003 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended September 30, 2003 and 2002 was $1,937 million and $1,360 million, respectively.

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

                                             SEGMENT INFORMATION (Amounts in millions)


Three Months Ended             Fabric &         Baby &       Beauty       Health         Snacks &
September 30                  Home Care       Family Care     Care         Care         Beverages      Corporate        Total
-------------------------- ---------------  ------------- ------------ ------------  --------------  -------------  --------------

Net Sales
      2003                 $   3,393        $   2,607     $   3,753     $  1,728     $    896        $  (182)       $  12,195
      2002                     3,132            2,426         3,123        1,410          822           (117)          10,796

Earnings Before Income Taxes
      2003                       832              472           913          406          162           (243)           2,542
      2002                       809              400           804          275          122           (272)           2,138

Net Earnings
      2003                       562              295           616          276          109            (97)           1,761
      2002                       547              241           548          196           91           (159)           1,464


4. Acquisitions - In September 2003, the Company completed the acquisition of a controlling interest in Wella AG (Wella). Through a stock purchase agreement with the majority shareholders of Wella and a tender offer made on the remaining shares, the Company acquired a total of 81% of Wella's outstanding shares, including 99% of Wella's outstanding voting class shares, for a total purchase price of 4.67 billion Euros, excluding acquisition costs (approximately $5.1 billion based on actual exchange rates on the date of the transactions). The Wella business consists of professional hair care, retail hair care, and cosmetics and fragrances divisions with over $3 billion in annual net sales. The operating results of the Wella business are reported in the Company's Beauty Care business segment.

     The acquisition of Wella's shares has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Accordingly, the Company's consolidated financial statements include the results of Wella from the date on which the Company acquired control (September 2, 2003).

     The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying values of Wella's recorded assets and liabilities, the establishment of certain intangible assets, the determination of the useful lives of intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of fair values. The Company also is completing its analysis of integration plans that may result in additional purchase price allocation adjustments.

     The following table provides pro forma results of operations for the three months ended September 30, 2003 and 2002, as if Wella had been acquired as of the beginning of each fiscal year presented. The pro forma results include certain adjustments, including adjustments to convert Wella's historical financial information from International Accounting Standards
     (IAS) into accounting principles generally accepted in the United States of America (U.S. GAAP), estimated interest impacts from funding of the acquisition and estimated amortization of identifiable intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Wella. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

                     PRO FORMA RESULTS (Amounts in millions)
                     ---------------------------------------

                                            Three Months Ended September 30
                                            -------------------------------
                                                 2003              2002
                                            -------------     -------------

          Net Sales                              $12,711           $11,572

          Net Earnings                             1,732             1,463

          Diluted net earnings per                  1.24              1.04
          common share


5. Goodwill and Intangible Assets - Goodwill as of September 30, 2003 is allocated by reportable segment as follows (amounts in millions):

                                              Fabric &       Baby &                      Health       Snacks &
                                              Home Care    Family Care   Beauty Care      Care       Beverages     Total
                                              ---------    -----------   -----------   -----------   ---------     -----

      Goodwill, June 30, 2003                    $460          $884        $ 6,600        $2,908        $280      $11,132
       Acquisition (Note 4)                        -             -           3,820           -            -         3,820
       Translation & Other                         -             12            253             5          -           270
      -------------------------------------------------------------------------------------------------------------------
      Goodwill, September 30, 2003               $460          $896        $10,673        $2,913        $280      $15,222


     The increase in goodwill is primarily due to the preliminary allocation of goodwill related to the acquisition of Wella, which is subject to revision based on final determination of fair values.

     Identifiable intangible assets as of September 30, 2003 are comprised of:

                                                  Gross Carrying     Accumulated
                                                      Amount        Amortization
                                                  --------------    ------------
      Amortizable intangible assets                   $2,190             $463
      Non-amortizable intangible assets                2,508              169
      --------------------------------------------------------------------------
      Total identifiable intangible assets            $4,698             $632


     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of certain trademarks. Gross amortizable intangible assets increased by $883 million during the three months ended September 30, 2003, primarily due to the estimated value of intangibles from the Wella acquisition. Non-amortizable intangibles increased by $842 million during the three months ended September 30, 2003, primarily due to the estimated value of intangibles from the Wella acquisition. These estimated allocations of the Wella purchase price to specific assets acquired, including identifiable intangibles, are subject to revision based on the final determination of fair values.

6. Pro Forma Stock-Based Compensation - The Company has stock-based compensation plans under which stock options are granted to key managers and directors at the market price on the date of grant. Grants were issued during the three months ended September 30, 2003 under stock-based compensation plans approved by shareholders in 2001. In prior years, the majority of grants to key managers were issued in the quarter ended September 30. The Company will issue the fiscal 2004 key manager grants in the quarter ended March 31, 2004. Grants issued since September 2002 are vested after three years and have a ten-year life. Grants issued from 1999 through 2002 are fully exercisable after three years and have a fifteen-year life. The Company also makes other grants to employees, for which vesting terms and option lives differ.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                                 Three Months Ended
                                                    September 30
                                                 -------------------
                                                   2003       2002
                                                 --------   --------
          Net earnings
               As reported                       $ 1,761    $ 1,464
               Pro forma adjustments                 (82)      (104)
               Pro forma                           1,679      1,360
                                                 --------   --------
          Net earnings per common share
          Basic
               As reported                       $  1.33    $  1.10
               Pro forma adjustments               (0.06)     (0.08)
               Pro forma                            1.27       1.02
          Diluted
               As reported                          1.26       1.04
               Pro forma adjustments               (0.06)     (0.07)
               Pro forma                            1.20       0.97
                                                 --------   --------



     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

7. Guarantees - In conjunction with certain transactions, primarily divestitures, the Company may provide routine indemnifications (e.g., retention of previously existing environmental, tax and employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of indemnifications often are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the Company has not made significant payments for these indemnifications.

     The Company has entered into several multi-year service contracts for services estimated at $3.6 billion. The biggest of these went into effect during the quarter ended September 30, 2003, while the remainder will go into effect in future periods.

8. Other New Pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. The Company does not expect the adoption of the final interpretation to have a material impact on its financial statements.

Item 2.  Management Discussion and Analysis

RESULTS OF OPERATIONS
---------------------

For the quarter ended September 30, 2003, the Company had double-digit volume, sales and earnings growth despite strong base period comparisons and heavy competitive activity in certain of the Company's core categories. Going forward, business and market uncertainties could affect results. For a discussion of key factors that could impact and must be managed by the Company, please refer to the Management Discussion and Analysis section in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Unit volume increased 12 percent, with all business segments and all geographic regions reporting unit volume growth. Double-digit increases in Health Care, Beauty Care and developing regions helped drive the volume growth. Excluding acquisitions and divestitures, primarily the recently completed acquisition of Wella AG, unit volume increased nine percent.

Net sales increased 13 percent to $12.20 billion. Foreign exchange had a positive impact of three percent, partially offset by mix of one percent and pricing investments of one percent. The foreign exchange impact reflects the strengthening of the Euro, Canadian Dollar and British Pound partially offset by weakening of the Venezuelan Bolivar and the Mexican Peso. Mix was driven, in part, by higher than expected growth in developing markets, including strong growth in China, and the continued portfolio expansion into mid-tier brands. Pricing investments were directed toward activities to drive top line growth in multiple businesses and to respond to competitive activity on Crest Whitestrips and continued high competitive promotion levels in the bath tissue and kitchen towel categories.

The Company reported net earnings of $1.76 billion, an increase of 20 percent versus the prior year quarter. Earnings growth was primarily driven by volume impacts, the completion of the prior year restructuring program, which had $113 million of after-tax charges in the base period, and lower manufacturing costs, despite inclusion of ongoing costs for restructuring-type activities to maintain a competitive cost structure. These improvements were partially offset by marketing investments to support base business and new product growth.

Net earnings per share were $1.26, an increase of 21 percent. Net earnings in the prior year quarter were $1.46 billion or $1.04 per share. Wella did not have a significant impact on net earnings.

Gross margin was 51.8 percent for the quarter compared to 49.2 percent for the same quarter of the prior year, an increase of 260 basis points. The increase in gross margin was primarily driven by lower cost of products sold due to the scale effect of volume, the reduction of before-tax charges related to the completed restructuring program of $88 million in the prior year quarter and material cost savings, which more than offset certain commodity price increases. Other base business and restructuring savings in the quarter more than offset the pricing investments discussed previously.

Marketing, Research, Administration and Other Costs (MRA&O) for the quarter increased to 30.1 percent versus 29.0 percent in the prior year quarter. The increase was driven by marketing spending and the impact of the Wella acquisition, which more than offset the reduction in prior year restructuring program charges. Marketing investments were made to drive growth on the base business and in support of initiatives such as Crest Whitestrips and Night Effects, Olay Regenerist, Swiffer and Prilosec OTC. The addition of Wella contributed approximately one third of the basis point increase due to higher MRA&O spending as a percent of sales and initial post-acquisition costs.

Operating margin increased 150 basis points to 21.7 percent for the quarter, compared to 20.2 percent in the same quarter year ago. The improvement was driven by the reduction in prior year restructuring program charges and lower cost of products sold, partially offset by the impact of higher MRA&O spending discussed in the previous paragraph.

The Company entered into several multi-year service contracts for services estimated at $3.6 billion. The biggest of these went into effect during the quarter ended September 30, 2003, while the remainder will go into effect in future periods.

The following provides supplemental information on the underlying drivers of net sales changes:

                                                JULY-SEPTEMBER NET SALES INFORMATION
                                                  (Percent Change vs. Year Ago) **

                                           Volume
                      ---------------------------
                              With        Without
                      Acquisitions/  Acquisitions/                                            Total   Total Impact
                      Divestitures   Divestitures        FX          Price    Mix/Other      Impact          Ex-FX
                      --------------------------------------------------------------------------------------------
 FABRIC AND HOME CARE           8%            8%          3%           -1%          -2%          8%             5%
 BABY AND FAMILY CARE           6%            6%          3%           -1%          -1%          7%             4%
          BEAUTY CARE          21%            8%          3%           -1%          -3%         20%            17%
          HEALTH CARE          23%           23%          3%           -2%          -1%         23%            20%
 SNACKS AND BEVERAGES           3%            3%          3%            1%           2%          9%             6%
        TOTAL COMPANY          12%            9%          3%           -1%          -1%         13%            10%



** These sales percentage changes are approximations based on quantitative formulas that are consistently applied.




FABRIC & HOME CARE
------------------
Fabric & Home Care volume was up eight percent behind strong growth in global fabric care led by the developing regions and double-digit growth in global home care, with the continued success of the Swiffer WetJet and Duster, Dawn Power Dissolver and Dawn Complete and Febreze Anti-Allergen initiatives. Net sales increased eight percent to $3.39 billion. A three percent positive foreign exchange impact was offset by pricing and mix effects. Pricing reflects the continuation of pricing investments taken on select fabric care segments in North America, markets in Western Europe and on the Swiffer brand. Mix reduced sales by two percent driven by double-digit growth in developing geographies, including the expansion of Tide in China, and the expansion of mid-tier brands, including the growth of Bold in Japan. Net earnings increased to $562 million, or three percent versus a strong base period of 22 percent growth. Earnings were impacted by mix effects and increased marketing spending to support product initiatives. Fabric & Home Care earnings growth is expected to improve over the remainder of the fiscal year.

BEAUTY CARE
-----------
Beauty Care volume increased 21 percent, including the benefit from acquisitions and divestitures, primarily Wella. Excluding acquisitions and divestitures, Beauty Care volume increased eight percent despite heavy competitive activity in North America. Net sales increased 20 percent to $3.75 billion, including a positive foreign exchange impact of three percent. Negative mix of three percent was driven by the impact of Wella and developing market growth. The solid base business results were driven by continued global strength of the Pantene, Head & Shoulders, Always/Whisper and Olay brands. Net earnings for Beauty Care increased 12 percent to $616 million driven by volume growth and lower manufacturing costs, partially offset by increased marketing spending to defend against competitive entries in the hair care and skin care categories. Marketing spending also increased to support initiatives, including Pantene Daily Moisture Renewal in Japan, the expansion of Olay Regenerist and continued support of Tampax Pearl.

BABY AND FAMILY CARE
--------------------
Baby and Family Care unit volume increased six percent. Baby care volume growth was primarily driven by continued momentum in the Baby Stages of Development line in Western Europe and North America, growth in Japan and the broadening of the diaper product line in Latin America. Net sales grew seven percent to $2.61 billion, including a positive foreign exchange impact of three percent, partially offset by pricing investments of one percent and mix of one percent. Pricing was driven by continued high competitive promotional activity in North America family care. Earnings increased 22 percent to $295 million, due to strong volume growth and lower costs including the scale effects of volume.

HEALTH CARE
-----------
Health Care delivered volume growth of 23 percent driven by the Prilosec OTC launch in September, the continued success of Actonel, Crest Whitestrips and Night Effects tooth whitening products and base business strength. Net sales increased 23 percent to $1.73 billion, as a positive three percent foreign exchange impact was offset by mix and pricing, primarily the actions on Crest Whitestrips taken in November 2002. Although Prilosec OTC was an important contributor to the quarter results, even without the launch, Health Care delivered double-digit volume, sales and earnings growth. Net earnings increased 41 percent to $276 million as strong volume, sales and lower product costs funded marketing investments behind base business growth and new product introductions. While double-digit top line growth is expected for the fiscal year, results in the remaining quarters are expected to return to consumption levels following the one-time pipeline impact from Prilosec OTC. Additionally, although Prilosec OTC volume was particularly strong with the launch, associated marketing expenses will continue throughout the year.

SNACKS AND BEVERAGES
--------------------
Snacks & Beverages volume was up three percent reflecting growth in the Pringles and Folgers brands, partially offset by volume declines in the juice category. Net sales were $896 million, an increase of nine percent, reflecting the benefits of a three percent impact from foreign exchange and three percent from price and mix impacts. Positive pricing includes a partial pass-through of higher commodity costs. For the balance of the fiscal year, the Company expects pricing will have a neutral or slightly negative impact on sales based on the aggressive pricing environment of the coffee category. Net earnings increased 20 percent to $109 million behind volume and sales growth and margin expansion due to base business savings.

CORPORATE
---------
Corporate includes certain operating and non-operating activities, as well as eliminations to adjust management reporting principles to United States Generally Accepted Accounting Principles (U.S. GAAP). Current quarter results primarily reflect lower restructuring program charges partially offset by one-time items in the prior year quarter, including the impact of the Vicks divestiture.

FINANCIAL CONDITION
-------------------

For the three months ended September 30, 2003, cash generated from operating activities totaled $1.61 billion compared to $2.01 billion in the comparable prior year period. The decrease in cash from operations is due to increases in working capital, as well as base period impacts due to dividends received from a joint venture. Accounts receivable grew slightly ahead of sales since June 30, 2003. The year-over-year accounts receivable increase of $0.3 billion is attributed to sales growth, particularly the timing of the Prilosec OTC launch in September, offset to some extent by an underlying improvement in days sales outstanding. These trends follow a two-day improvement in receivables days outstanding in the prior year period. Inventory increased primarily due to initiative-related activity, shipment trends and capacity utilization planning. The slight increase in inventory days on hand (approximately two days, excluding inventory acquired from Wella) compares to a seven day decrease in the prior year period.

Investing activities used $5.30 billion of cash year-to-date compared to $0.20 billion used in the prior year period. The acquisition of Wella is the key driver accounting for approximately $5.10 billion. The Company's acquisition of Wella is discussed in Note 4 of the financial statements. There was no acquisition activity in the comparable prior year period. Capital spending increased to $364 million in the current year versus $281 million in the comparable prior year period. Capital spending as a percent of net sales was three percent, one percentage point below target.

Financing activities provided $1.96 billion in cash for the current fiscal year versus using $0.52 billion in the comparable prior year period. This generated a net cash increase of $2.48 billion driven primarily by short-term debt to support the Wella acquisition, partially offset by a decrease in long-term debt.


RESTRUCTURING PROGRAM UPDATE
----------------------------

In 1999, concurrent with a reorganization of its operations into product-based global business units, the Company initiated a multi-year restructuring program. This program was substantially complete at the end of 2003. At June 30, 2003, there was a reserve liability balance remaining of $335 million for the program. This liability is expected to be settled by the end of 2004 through cash payments primarily for separations.

The Company continues to undertake projects to maintain a competitive cost structure, including manufacturing consolidations and work force rationalization, as part of its normal operations.

Item 4:  Controls and Procedures

The Company's Chairman of the Board, President and Chief Executive, A.G. Lafley, and the Company's Chief Financial Officer, Clayton C. Daley, Jr., have evaluated the Company's internal controls and disclosure controls systems as of the end of the period covered by this report.

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

In connection with the evaluation described above, no changes in the Company's internal control over financial reporting occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 2003 Annual Meeting of Shareholders held on October 14, 2003, the following actions were taken:

The following Directors were elected for terms of office expiring in 2006:

                                                                          Broker
                                              Votes                        Non-
                           Votes For         Withheld     Abstentions*    Votes*

NORMAN R. AUGUSTINE      1,095,498,571      55,660,156        N/A           N/A
A.G. LAFLEY              1,122,537,182      28,621,545        N/A           N/A
JOHNATHAN A. RODGERS     1,128,107,962      23,050,765        N/A           N/A
JOHN F. SMITH, JR.       1,112,078,976      39,079,751        N/A           N/A
MARGARET C. WHITMAN      1,081,266,138      69,892,589        N/A           N/A


* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

In addition, the following Directors continued to serve as Directors after the meeting:

         Bruce L. Byrnes
         R. Kerry Clark
         Scott D. Cook
         Domenico DeSole
         Joseph T. Gorman
         Charles R. Lee
         Lynn M. Martin
         W. James McNerney, Jr.
         Ralph Snyderman
         Robert D. Storey
         Ernesto Zedillo

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2004, was approved by the shareholders. The shareholders cast 1,093,908,754 votes in favor of this proposal and 44,160,612 votes against. There were 13,088,974 abstentions.

A proposal by the Board of Directors to adopt The Procter & Gamble 2003 Non-Employee Directors' Stock Plan was approved by the shareholders. The shareholders cast 547,793,338 votes in favor of this proposal and 399,273,556 votes against. There were 20,325,540 abstentions and 183,766,292 broker non-votes.

A shareholder resolution proposed by Evelyn Y. Davis was approved by the shareholders. The proposal requested that the Board take the necessary steps to reinstate the election of directors annually. The Board opposed the resolution. The shareholders cast 531,392,175 votes in favor of the resolution and 413,962,786 against. There were 22,037,243 abstentions and 183,766,523 broker non-votes.

A shareholder resolution proposed by Lenore Goldman and four co-sponsors was defeated by the shareholders. The proposal requested that the Board of Directors adopt a policy to identify and label all food products manufactured or sold by the Company that may contain genetically engineered ingredients. The Board opposed the resolution. The shareholders cast 71,424,105 votes in favor of the resolution and 813,263,496 against. There were 82,731,129 abstentions and 183,739,997 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

         (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

         (11)    Computation of Earnings per Share.

         (12)    Computation of Ratio of Earnings to Fixed Charges.

         (31)    Rule 13a-14(a)/15d-14(a) Certifications.

         (32)    Section 1350 Certifications.


(b)      Reports on Form 8-K

         During the quarter ended September 30, 2003, the Company did not file any Current Reports on Form 8-K. During the quarter ended September 30, 2003, the Company furnished reports on Form 8-K pursuant to Item 9 ("Regulation FD Disclosure") dated July 16, 2003, relating to the Company's intent to explore strategic alternatives with respect to its Sunny Delight and Punica juice drink brands; and dated September 4, 2003, relating to updating previously issued guidance for the July-September 2003 quarter. The Company also furnished reports on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") dated July 31, 2003, relating to the announcement of earnings for the quarter and fiscal year ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/S/ JOHN K. JENSEN
-------------------------------
(John K. Jensen)
Vice President and Comptroller

October 28, 2003
-------------------------------
Date

                                  EXHIBIT INDEX

   Exhibit No.                                                          Page No.

         (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's
                 Annual Report on Form 10-K for the year ended
                 June 30, 2003).

         (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on
                 Form 10-K for the year ended June 30, 2003).

         (11)    Computation of Earnings per Share.                          20

         (12)    Computation of Ratio of Earnings to Fixed
                 Charges.                                                    21

         (31)    Rule 13a-14(a)/15d-14(a) Certifications.                 22-25

         (32)    Section 1350 Certifications.                             26-27