Form 10-Q
period 2003-12-31
PROCTER & GAMBLE CO
filed 2004-02-03
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 2003   Commission file number 1-434


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



There were 1,292,396,101 shares of Common Stock outstanding as of December 31, 2003.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statement of Earnings of The Procter & Gamble Company and subsidiaries for the three and six months ended December 31, 2003 and 2002, the Consolidated Balance Sheet as of December 31, 2003 and June 30, 2003, and the Consolidated Statement of Cash Flows for the six months ended December 31, 2003 and 2002 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.


                                 THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF EARNINGS

Amounts in millions except per share amounts

                                             Three Months Ended                       Six Months Ended
                                                 December 31                             December 31
                                    ------------------------------------    ------------------------------------
                                         2003                 2002                2003                2002
                                    ----------------    ----------------    ----------------    ----------------
NET SALES                           $   13,221           $   11,005          $   25,416          $   21,801
   Cost of products sold                 6,324                5,490              12,203              10,979
   Marketing, research, admini-
     strative and other expense          4,155                3,267               7,828               6,395
                                    ----------           ----------          ----------          ----------

OPERATING INCOME                         2,742                2,248               5,385               4,427
   Interest expense                        149                  143                 290                 287
   Other non-operating income, net          29                   74                  69                 177
                                    ----------           ----------          ----------          ----------

EARNINGS BEFORE INCOME TAXES             2,622                2,179               5,164               4,317
   Income taxes                            804                  685               1,585               1,359
                                    ----------           ----------          ----------          ----------

NET EARNINGS                        $    1,818           $    1,494          $    3,579          $    2,958
                                    ==========           ==========          ==========          ==========

PER COMMON SHARE:
   Basic net earnings               $     1.38           $     1.13          $     2.71          $     2.23
   Diluted net earnings             $     1.30           $     1.06          $     2.56          $     2.10
   Dividends                        $     0.45           $     0.41          $     0.91          $     0.82

AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED               1,400.4              1,402.6             1,399.6             1,404.9



See accompanying Notes to Consolidated Financial Statements

               THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
Amounts in millions

                                                      December 31           June 30
ASSETS                                                   2003                 2003
                                                      -----------          ----------
CURRENT ASSETS
     Cash and cash equivalents                         $    4,943           $   5,912
     Investment securities                                    351                 300
     Accounts receivable                                    4,447               3,038
     Inventories
         Materials and supplies                             1,322               1,095
         Work in process                                      375                 291
         Finished goods                                     2,924               2,254
                                                       ----------           ---------
     Total Inventories                                      4,621               3,640
     Deferred income taxes                                    877                 843
     Prepaid expenses and other                             1,926               1,487
       receivables                                     ----------           ---------

TOTAL CURRENT ASSETS                                       17,165              15,220

PROPERTY, PLANT AND EQUIPMENT
     Buildings                                              5,210               4,729
     Machinery and equipment                               19,188              18,222
     Land                                                     665                 591
                                                       ----------           ---------
                                                           25,063              23,542
     Accumulated depreciation                             (11,020)            (10,438)
                                                       ----------           ---------

NET PROPERTY, PLANT AND EQUIPMENT                          14,043              13,104

NET GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill                                              16,528              11,132
     Trademarks and other intangible assets                 4,182               2,375
                                                       ----------           ---------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                   20,710              13,507

OTHER NON-CURRENT ASSETS                                    1,944               1,875
                                                       ----------           ---------

TOTAL ASSETS                                           $   53,862           $  43,706
                                                       ==========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $    2,822           $   2,795
     Accrued and other liabilities                          6,446               5,512
     Taxes payable                                          2,454               1,879
     Debt due within one year                               5,885               2,172
                                                       ----------           ---------

TOTAL CURRENT LIABILITIES                                  17,607              12,358

LONG-TERM DEBT                                             12,636              11,475

DEFERRED INCOME TAXES                                       1,898               1,396

OTHER NON-CURRENT LIABILITIES                               3,149               2,291
                                                       ----------           ---------

TOTAL LIABILITIES                                          35,290              27,520

SHAREHOLDERS' EQUITY
     Preferred stock                                        1,554               1,580
     Common stock - shares outstanding Dec 31  1,292.4      1,292
                                       June 30 1,297.2                          1,297
     Additional paid-in capital                             3,250               2,931
     Reserve for ESOP debt retirement                      (1,296)             (1,308)
     Accumulated other comprehensive income                (1,219)             (2,006)
     Retained earnings                                     14,991              13,692
                                                       ----------           ---------

TOTAL SHAREHOLDERS' EQUITY                                 18,572              16,186
                                                       ----------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   53,862           $  43,706
                                                       ==========           =========


See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Six Months Ended
Amounts in millions                                       December 31
                                                  ---------------------------
                                                     2003            2002
                                                  -----------     -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD $    5,912           $   3,427

OPERATING ACTIVITIES
       Net earnings                                 3,579               2,958
       Depreciation and amortization                  857                 844
       Deferred income taxes                          233                 166
       Change in:
          Accounts receivable                        (452)               (117)
          Inventories                                 (74)                (89)
          Accounts payable and accruals              (183)                 73
          Other operating assets & liabilities       (144)                151
       Other                                          145                 340
                                               ----------           ---------

TOTAL OPERATING ACTIVITIES                          3,961               4,326
                                               ----------           ---------

INVESTING ACTIVITIES
       Capital expenditures                          (810)               (616)
       Proceeds from asset sales                      124                 117
       Acquisitions, net of cash acquired          (5,358)                  0
       Change in investment securities                (69)                 (8)
                                               ----------           ---------

TOTAL INVESTING ACTIVITIES                         (6,113)               (507)
                                               ----------           ---------

FINANCING ACTIVITIES
       Dividends to shareholders                   (1,245)             (1,129)
       Change in short-term debt                    2,791              (1,188)
       Additions to long-term debt                  1,405               1,187
       Reduction of long-term debt                   (993)                (50)
       Proceeds from stock options                    233                 58
       Purchase of treasury shares                 (1,046)             (1,025)
                                               ----------           ---------

TOTAL FINANCING ACTIVITIES                          1,145              (2,147)
                                               ----------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                            38                   7

CHANGE IN CASH AND CASH EQUIVALENTS                  (969)              1,679
                                               ----------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $    4,943           $   5,106
                                               ==========           =========


See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three-month and six-month periods ended December 31, 2003 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended December 31, 2003 and 2002 was $2,429 million and $1,783 million, respectively. For the six months ended December 31, 2003 and 2002, total comprehensive income was $4,366 million and $3,143 million, respectively.

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

                                      SEGMENT INFORMATION (Amounts in millions)

Three Months                Fabric &       Baby &        Beauty       Health      Snacks &
Ended December 31           Home Care    Family Care      Care         Care       Beverages   Corporate     Total
---------------------      ------------  ------------ ------------ ------------ ------------ ------------ ------------

Net Sales
      2003                     $  3,407      $  2,673     $  4,492      $ 1,908      $   931       $ (190)   $  13,221
      2002                        3,102         2,526        2,997        1,567          881          (68)      11,005

Earnings Before Income Taxes
      2003                          843           444        1,047          500          188         (400)       2,622
      2002                          768           443          731          374          168         (305)       2,179

Net Earnings
      2003                          570           281          681          333          122         (169)       1,818
      2002                          514           276          507          253          110         (166)       1,494

Six Months                  Fabric &       Baby &        Beauty       Health      Snacks &
Ended December 31           Home Care    Family Care      Care         Care       Beverages   Corporate     Total
---------------------      ------------  ------------ ------------ ------------ ------------ ------------ ------------

Net Sales
      2003                      $ 6,800      $  5,280     $  8,245      $ 3,636      $ 1,827       $ (372)   $  25,416
      2002                        6,234         4,952        6,120        2,977        1,703         (185)      21,801

Earnings Before Income Taxes
      2003                        1,675           916        1,960          906          350         (643)       5,164
      2002                        1,577           843        1,535          649          290         (577)       4,317

Net Earnings
      2003                        1,132           576        1,297          609          231         (266)       3,579
      2002                        1,061           517        1,055          449          201         (325)       2,958

4. Acquisitions - Acquisitions during the six months ended December 31, 2003 consist primarily of the Company's September 2003 acquisition of a controlling interest in Wella AG (Wella). Through a stock purchase agreement with the majority shareholders of Wella and a tender offer made on the remaining shares, the Company acquired a total of 81% of Wella's outstanding shares, including 99% of Wella's outstanding voting class shares, for a total purchase price of 4.67 billion Euros, excluding acquisition costs (approximately $5.1 billion based on exchange rates on the date of the transactions). The Wella business consists of professional hair care, retail hair care, and cosmetics and fragrances divisions with over $3 billion in annual net sales. The operating results of the Wella business are reported in the Company's Beauty Care business segment.

     The acquisition of Wella's shares has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Accordingly, the Company's consolidated financial statements include the results of Wella from the date on which the Company acquired control (September 2, 2003).

     The Company is in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying values of Wella's recorded assets and liabilities, the establishment of certain intangible assets, the determination of the useful lives of intangible assets, some of which may have indefinite lives not subject to amortization, and the determination of the amount of any residual value that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the current best estimates of management and is subject to revision based on final determination of fair values. The Company also is completing its analysis of collaboration plans that may result in additional purchase price allocation adjustments. The Company anticipates the valuations and other studies will be substantially completed in the fourth quarter of the fiscal year.

     The following table provides pro forma results of operations for the six months ended December 31, 2003 and 2002 and for the three months ended December 31, 2002, as if Wella had been acquired as of the beginning of each fiscal year presented. The pro forma results include certain adjustments, including adjustments to convert Wella's historical financial information from International Accounting Standards (IAS) into accounting principles generally accepted in the United States of America (U.S. GAAP), estimated interest impacts from funding of the acquisition and estimated amortization of identifiable intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the Wella acquistion. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

                          PRO FORMA RESULTS (Amounts in millions)
                          ---------------------------------------

                                      Six Months Ended December 31
                                   ----------------------------------     Three Months Ended
                                        2003                2002          December 31, 2002
                                   --------------      --------------   ---------------------

Net Sales                             $25,932             $23,508             $11,936

Net Earnings                            3,550               2,995               1,532

Diluted net earnings per                 2.54                2.13                1.09
common share


5. Goodwill and Intangible Assets - Goodwill as of December 31, 2003 is allocated by reportable segment as follows (amounts in millions):

                                     Fabric &          Baby &           Beauty         Health        Snacks &
                                     Home Care       Family Care         Care           Care         Beverages       Total
                                   -------------   ---------------   ------------    ----------    -------------   ---------

      Goodwill, June 30, 2003          $460             $884           $6,600          $2,908           $280        $11,132
         Acquisition (Note 4)                                           4,465             143                         4,608
         Translation & Other              4               53              704              26              1            788
      ----------------------------------------------------------------------------------------------------------------------
      Goodwill, December 31, 2003      $464             $937           $11,769         $3,077           $281        $16,528


     The increase in goodwill within the Beauty Care segment is primarily due to the preliminary allocation of goodwill related to the acquisition of Wella and translation. The increase in goodwill within Health Care is primarily due to a small acquisition.

     Identifiable intangible assets as of December 31, 2003 are comprised of:

     Amounts in Millions
                                                   Gross
                                                  Carrying     Accumulated
                                                   Amount      Amortization
                                                  --------     ------------

         Amortizable intangible assets            $2,269          $517
         Non-amortizable intangible assets         2,599           169
         --------------------------------------------------------------------
         Total identifiable intangible assets     $4,868          $686


     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of trademarks. Gross amortizable intangible assets increased by $962 million during the six months ended December 31, 2003, primarily due to intangibles from the Wella acquisition, translation and several small brand acquisitions. Non-amortizable intangibles increased by $933 million during the six months ended December 31, 2003 primarily due to trademarks from the Wella acquisition and translation. These estimated allocations of the Wella purchase price to specific assets acquired, including identifiable intangibles, are subject to revision based on the final determination of fair values, as discussed in footnote 4.

     The amortization of intangible assets for the three and six months ended December 31, 2003 is $47 million and $81 million, respectively.


6. Pro Forma Stock-Based Compensation - The Company has stock-based compensation plans under which stock options are granted to key managers and directors at the market price on the date of grant. In prior years, the majority of grants to key managers were issued in the quarter ended September 30. While certain grants were issued during the six months ended December 31, 2003, the Company will issue the fiscal 2004 key manager grants in the quarter ended March 31, 2004. Grants issued since September 2002 are vested after three years and have a ten-year life. Grants issued from 1999 through 2002 are fully exercisable after three years and have a fifteen-year life. The Company also makes other grants to employees, for which vesting terms and option lives differ.

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

                                  Three Months Ended        Six Months Ended
                                     December 31               December 31
                                ---------------------    ----------------------
                                   2003        2002         2003        2002
                                ----------  ---------    ----------  ----------
Net earnings
     As reported                 $1,818       $1,494       $3,579      $2,958
     Pro forma expense               65          101          147         205
     Pro forma                    1,753        1,393        3,432       2,753
                                ----------  ---------    ----------  ----------
Net earnings per common share
Basic
     As reported                  $1.38        $1.13        $2.71       $2.23
     Pro forma adjustments        (0.05)       (0.08)       (0.11)      (0.16)
     Pro forma                     1.33         1.05         2.60        2.07
Diluted
     As reported                   1.30         1.06         2.56        2.10
     Pro forma adjustments        (0.05)       (0.07)       (0.12)      (0.14)
     Pro forma                     1.25         0.99         2.44        1.96
                                ----------  ---------    ----------  ----------


     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

7. Medicare Prescription Drug Act - The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The Act will not have a material impact on the Company's accumulated postretirement benefit obligation or net postretirement benefit costs, due primarily to the relative size of the expected federal subsidy, the Company's assumption that its prescription benefits are at least as beneficial as those provided under Medicare, and the Company's expectation that the Act will not materially impact participation rates or per capita claims costs. Accordingly, the effects of the Act will be factored into the Company's normal year-end measurement process for other post-employment benefit
     (OPEB) plans, which will decrease the Company's postretirement benefit obligation reported at June 2004 and periodic net postretirement benefit costs beginning in fiscal 2005. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, if issued after the effects of the Act are reflected in the measurement of the accumulated postretirement benefit obligation or net postretirement benefit costs, could require a subsequent change to such reported information.

8. Other New Pronouncements - In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities". These statements, which address preceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. The Company must apply FIN 46R to their interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on the Company's consolidated results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

The Company markets approximately 300 products in more than 160 countries around the world in five distinct business segments: Fabric and Home Care, Beauty Care, Baby and Family Care, Health Care and Snacks and Beverages.

During the first six months of the fiscal year through December 31, 2003, the Company delivered strong top line results and double-digit earnings growth, despite widespread competitive activity. All business segments posted volume and earnings growth. Results include the impact of the Wella acquisition which was completed in September 2003. Sales grew ahead of volume due to positive foreign exchange impacts, partially offset by mix (driven by high growth in developing markets) and pricing activity. Earnings increased due to the scale benefit of volume, the completion of the Company's restructuring program which had $211 million of after tax charges in the base period, and lower manufacturing costs. Earnings growth was partially offset by continued marketing investments in the base business and in support of product initiatives.

Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact and must be managed by the Company, please refer to Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

RESULTS OF OPERATIONS - Three Months Ended December 31, 2003
------------------------------------------------------------

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                 (Amounts in Millions Except Per Share Amounts)
                        Consolidated Earnings Information


                                                  Three Months Ended
                                                      December 31
                                                ----------------------
                                                   2003         2002    % CHG
                                                ---------    ---------    -----
NET SALES                                       $  13,221    $  11,005     20 %
 COST OF PRODUCTS SOLD                              6,324        5,490     15 %
                                                ---------    ---------
GROSS MARGIN                                        6,897        5,515     25 %
 MARKETING, RESEARCH, ADMINISTRATIVE & OTHER        4,155        3,267     27 %
                                                ---------    ---------
OPERATING INCOME                                    2,742        2,248     22 %
 TOTAL INTEREST EXPENSE                               149          143
 OTHER NON-OPERATING INCOME, NET                       29           74
                                                ---------    ---------
EARNINGS BEFORE INCOME TAXES                        2,622        2,179     20 %
 INCOME TAXES                                         804          685

NET EARNINGS                                        1,818        1,494     22 %

EFFECTIVE TAX RATE                                  30.7%        31.4%


PER COMMON SHARE:
 BASIC NET EARNINGS                             $   1.38     $    1.13      22 %
 DILUTED NET EARNINGS                           $   1.30     $    1.06      23 %
 DIVIDENDS                                      $   0.45     $    0.41
AVERAGE DILUTED SHARES OUTSTANDING               1,400.4       1,402.6

                                                                        Basis Pt
COMPARISONS AS A % OF NET SALES                                           Chg
-------------------------------                                         --------
 COST OF PRODUCTS SOLD                             47.8%         49.9%
 GROSS MARGIN                                      52.2%         50.1%     210
 MARKETING, RESEARCH, ADMINISTRATIVE & OTHER       31.4%         29.7%
 OPERATING MARGIN                                  20.7%         20.4%      30
 EARNINGS BEFORE INCOME TAXES                      19.8%         19.8%
 NET EARNINGS                                      13.8%         13.6%


Unit volume for the quarter increased 19 percent, with all business segments and geographic regions reporting unit volume growth. Excluding the impact of acquisitions and divestitures, primarily Wella, unit volume increased nine percent. Beauty Care led the business segments with unit volume growth of 45 percent. Excluding acquisitions and divestitures, Beauty Care volume increased 10 percent. Health Care and Fabric and Home Care volume increased 17 and nine percent, respectively. Developing markets delivered strong, double-digit unit volume growth.

Net sales increased 20 percent to $13.22 billion. Foreign exchange had a positive impact of four percent due primarily to the strengthening of the Euro, Canadian dollar, British pound and Japanese yen, offset by weakening of the Mexican Peso and Venezuelan Bolivar. Mix was driven primarily by continued high growth in developing markets, including China and Latin America. Pricing activity, largely in response to competition, reduced sales by one percent. Pricing includes responses to competitive actions across multiple categories including family care in North America and Fabric and Home Care in Europe and the Middle East. The table below identifies the drivers to net sales changes versus the prior year quarter by business segment:



                                   Volume
                     -----------------------------------
                            With           Without                                                       Total
                       Acquisitions/    Acquisitions/                                         Total      Impact
                        Divestitures     Divestitures       FX         Price     Mix/Other    Impact     Ex-FX
                     ----------------------------------------------------------------------------------------------
FABRIC AND HOME CARE        9%               9%            4%          -1%         -2%        10%         6%
         BEAUTY CARE       45%              10%            5%           0%          0%        50%        45%
BABY AND FAMILY CARE        4%               4%            5%          -1%         -2%         6%         1%
         HEALTH CARE       17%              17%            4%           1%          0%        22%        18%
SNACKS AND BEVERAGES        1%               1%            4%          -2%          3%         6%         2%
                    ----------------------------------------------------------------------------------------------
       TOTAL COMPANY       19%               9%            4%          -1%         -2%        20%        16%

Note: These sales percentage changes are approximations based on quantitative formulas that are consistently applied.


Net earnings increased 22 percent to $1.82 billion. Earnings growth was primarily driven by volume benefits, the completion of the prior year restructuring program (which included $98 million after tax in the base period) and lower manufacturing costs. These improvements were partially offset by marketing investments to support base business growth and new initiatives.

Net earnings per share were $1.30, an increase of 23 percent, including a slightly accretive effect from Wella.

Gross margin expanded 210 basis points. Of this, 70 basis points ($75 million before tax) relates to restructuring charges in the prior period. Of the remaining 140 basis points of expansion, approximately half was driven by the addition of Wella, which has a higher gross margin than the base business. The remaining half was driven by the scale benefit of volume growth, the mix impact of higher volume in the Health and Beauty Care businesses, and product cost savings.

Marketing, Research, Administrative and Other Costs (MRA&O) as a percentage of net sales increased 170 basis points. The large majority of this basis point increase is due to Wella, reflecting a higher ratio of marketing expenses to sales than the base business and initial post-acquisition costs. The remaining increase in spending reflects investments behind the base business and support for initiatives. The addition of Wella and increased marketing investments more than offset the basis point improvement due to the non-recurrence of restructuring program charges ($57 million before tax) in the base period.


RESULTS OF OPERATIONS - Six Months Ended December 31, 2003
----------------------------------------------------------

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                 (Amounts in Millions Except Per Share Amounts)
                        Consolidated Earnings Information

                                                   Six Months Ended
                                                     December 31
                                                -----------------------
                                                    2003         2002     % CHG
                                                -----------------------   ------
NET SALES                                       $  25,416    $  21,801      17 %
 COST OF PRODUCTS SOLD                             12,203       10,979      11 %
                                                ---------    ---------
GROSS MARGIN                                       13,213       10,822      22 %
 MARKETING, RESEARCH, ADMINISTRATIVE & OTHER        7,828        6,395      22 %
                                                ---------    ---------
OPERATING INCOME                                    5,385        4,427      22%
 TOTAL INTEREST EXPENSE                               290          287
 OTHER NON-OPERATING INCOME, NET                       69          177
                                                ---------    ---------
EARNINGS BEFORE INCOME TAXES                        5,164        4,317      20 %
 INCOME TAXES                                       1,585        1,359
NET EARNINGS                                        3,579        2,958      21 %
                                                =========    =========
EFFECTIVE TAX RATE                                  30.7%        31.5%

PER COMMON SHARE:
 BASIC NET EARNINGS                             $    2.71    $    2.23      22 %
 DILUTED NET EARNINGS                           $    2.56    $    2.10      22 %
 DIVIDENDS                                      $    0.91    $    0.82
 AVERAGE DILUTED SHARES OUTSTANDING               1,399.6      1,404.9

                                                                        Basis Pt
COMPARISONS AS A % OF NET SALES                                           Chg
-------------------------------                                         --------
 COST OF PRODUCTS SOLD                              48.0%        50.4%
 GROSS MARGIN                                       52.0%        49.6%     240
 MARKETING, RESEARCH, ADMINISTRATIVE & OTHER        30.8%        29.3%
 OPERATING MARGIN                                   21.2%        20.3%      90
 EARNINGS BEFORE INCOME TAXES                       20.3%        19.8%
 NET EARNINGS                                       14.1%        13.6%


Fiscal year to date, unit volume increased 16 percent. All business segments and geographic regions delivered unit volume growth. The lower growth rate year to date versus the October - December quarter reflects the acquisition of Wella in September. Excluding acquisitions and divestitures, unit volume increased nine percent through the first six months of the fiscal year. Volume growth was led by Beauty Care, up 33 percent, and Health Care, up 20 percent. Developing markets delivered double-digit volume growth with strong results in China and Central and Eastern Europe.

For the first six months of the fiscal year, net sales increased 17 percent to $25.42 billion. Foreign exchange contributed three percent to sales growth. Pricing and mix combined for a negative two percent impact on sales growth. Pricing investments include activities to drive top line growth in multiple businesses and to respond to competition. Mix was driven primarily by strong growth in developing markets. The table below identifies the drivers to net sales changes fiscal year to date versus the prior year by business segment:

                                  Volume
                    -----------------------------------
                           With           Without                                                     Total
                      Acquisitions/     Acquisitions/                                      Total      Impact
                       Divestitures     Divestitures       FX        Price     Mix/Other   Impact     Ex-FX
                    --------------------------------------------------------------------------------------------
FABRIC AND HOME CARE        9%               8%            3%         -1%         -2%         9%         6%
         BEAUTY CARE       33%               9%            4%         -1%         -1%        35%        31%
BABY AND FAMILY CARE        5%               5%            4%         -1%         -1%         7%         3%
         HEALTH CARE       20%              20%            3%          0%         -1%        22%        19%
SNACKS AND BEVERAGES        2%               2%            4%         -1%          2%         7%         3%
                    --------------------------------------------------------------------------------------------
       TOTAL COMPANY       16%               9%            3%         -1%         -1%        17%        14%

Note: These sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Fiscal year to date earnings increased 21 percent to $3.58 billion. Earnings growth was driven by volume benefits, the completion of the restructuring program (which included $211 million of after tax charges in the prior year period) and product cost savings. Earnings growth was partially offset by continued marketing investments in the base business and in support of initiatives. Net earnings per share increased 22 percent to $2.56 compared to $2.10 in the base period.

Gross margin fiscal year to date was 52.0 percent compared to 49.6 percent in the prior year, an increase of 240 basis points. The gross margin improvement was driven by the scale benefit of volume, the reduction of before tax charges related to the completed restructuring program of $163 million, the addition of Wella which has a higher gross margin than the base business, the mix shift to the Health and Beauty Care segments (which have higher gross margins than the Company average) and base business product cost savings. These improvements were partially offset by the impact of pricing and higher commodity costs.

Marketing, Research, Administrative and Other Costs (MRA&O) fiscal year to date increased to 30.8 percent from 29.3 percent of net sales in the comparable base period, an increase of 150 basis points. The majority of the increase is due to Wella, reflecting a higher ratio of marketing expenses to sales than the base business and initial post-acquisition costs. Marketing investments were made to drive growth on the base business and in support of initiatives. The spending increases associated with Wella and marketing investments more than offset the reduction in prior year restructuring program charges of $120 million before tax.


BUSINESS SEGMENT DISCUSSION
---------------------------

The following tables provide supplemental information on net earnings and the underlying drivers of net sales changes by business segment for the quarter ended December 31, 2003 and fiscal year to date:


                                THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                (Amounts in Millions Except Per Share Amounts)
                                     Consolidated Earnings Information

                              ---------------------------------------------------------------------------------
                                                   Three Months Ended December 31, 2003
                              ---------------------------------------------------------------------------------
                                               % Change         Earnings     % Change                  % Change
                                                 Versus           Before       Versus           Net      Versus
                                  Net Sales    Year Ago     Income Taxes     Year Ago      Earnings    Year Ago
                              ----------------------------------------------------------------------------------

FABRIC AND HOME CARE           $      3,407         10%           $  843          10%       $   570         11%
BEAUTY CARE                           4,492         50%            1,047          43%           681         34%
BABY AND FAMILY CARE                  2,673          6%              444           0%           281          2%
HEALTH CARE                           1,908         22%              500          34%           333         32%
SNACKS AND BEVERAGES                    931          6%              188          12%           122         11%
                              ----------------------------------------------------------------------------------
    TOTAL BUSINESS SEGMENT           13,411         21%            3,022          22%         1,987         20%
CORPORATE                             (190)         n/a            (400)          n/a         (169)         n/a
                              ----------------------------------------------------------------------------------
    TOTAL COMPANY                    13,221         20%            2,622          20%         1,818         22%



                              ----------------------------------------------------------------------------------
                                                     Six Months Ended December 31, 2003
                              ----------------------------------------------------------------------------------
                                               % Change         Earnings     % Change                  % Change
                                                 Versus           Before       Versus           Net      Versus
                                  Net Sales    Year Ago     Income Taxes     Year Ago      Earnings    Year Ago
                              ----------------------------------------------------------------------------------

FABRIC AND HOME CARE           $      6,800          9%         $  1,675           6%       $ 1,132          7%
BEAUTY CARE                           8,245         35%            1,960          28%         1,297         23%
BABY AND FAMILY CARE                  5,280          7%              916           9%           576         11%
HEALTH CARE                           3,636         22%              906          40%           609         36%
SNACKS AND BEVERAGES                  1,827          7%              350          21%           231         15%
                              ----------------------------------------------------------------------------------
    TOTAL BUSINESS SEGMENT           25,788         17%            5,807          19%         3,845         17%
CORPORATE                              (372)         n/a            (643)          n/a         (266)         n/a
                              ----------------------------------------------------------------------------------
    TOTAL COMPANY                    25,416         17%            5,164          20%         3,579         21%


FABRIC AND HOME CARE
--------------------

For the quarter, volume was up nine percent behind Tide, Gain, Era and the continued success of initiatives including Mr. Clean Magic Eraser and Swiffer Duster. Net sales increased 10 percent to $3.41 billion. Sales growth includes a positive four percent foreign exchange impact that was partially offset by negative pricing and mix. Mix was driven by continued strong growth in developing markets, particularly China and Central and Eastern Europe. Pricing had a one percent impact on sales and represents primarily the continuation of prior period actions to maintain competitiveness. Net earnings increased 11 percent to $570 million driven primarily by volume, as lower manufacturing costs were offset by the profit impact of continued pricing actions.

For the first six months of the fiscal year, Fabric and Home Care volume increased nine percent. Net sales increased nine percent, including a positive foreign exchange impact of three percent. Mix and pricing impacts combined for a negative three percent impact on sales. Net earnings increased seven percent. Earnings growth lags sales growth for the first six months of the fiscal year due to a high base period comparison in the July - September quarter.

BEAUTY CARE
-----------

Total volume in the October - December quarter increased 45 percent including acquisitions and divestitures, primarily Wella. Excluding acquisitions and divestitures, Beauty Care volume increased 10 percent. Strong base business results were led by double-digit growth by the Pantene, Head & Shoulders and Herbal Essences hair care brands, Olay skin care and the Always feminine care brand. Net sales increased 50 percent to $4.49 billion, including a positive five percent foreign exchange impact. Net earnings were $681 million, an increase of 34 percent, due to strong top line growth, including Wella. Gross margin expansion was partially offset by the higher ratio of marketing expenses to sales for the Wella business, increased marketing investments in the North America hair care and skin care businesses and in support of initiatives (including Boss Intense, Lacoste Pour Femme, Rejoice in Greater China, Always/Alldays upgrades, Herbal Essences and Pantene in Western Europe and the geographic expansion of Olay Regenerist and Total Effects). The Wella acquisition was accretive to Beauty Care earnings. Interest and amortization expenses associated with Wella are included in Corporate.

For the six months ended December 31, Beauty Care volume increased 33 percent. Volume growth fiscal year to date reflects the Wella acquisition, completed in September, and double-digit increases in developing markets. Net sales increased 35 percent to $8.25 billion. A positive foreign exchange impact of four percent was partially offset by pricing and mix. Net earnings increased 23 percent to $1.30 billion. Volume benefits and lower product costs were partially offset by additional marketing investments to support the base business and initiatives.

BABY AND FAMILY CARE
--------------------

For the quarter ended December 31, volume increased four percent behind strong growth in baby care - primarily in Western Europe and developing markets. Family care volume was flat due, in part, to high promotional spending levels by key competitors. Net sales increased six percent to $2.67 billion. Foreign exchange was a positive impact of five percent; the impact of volume on sales was partially offset by pricing and mix. Mix was primarily driven by strong growth in mid-tier diaper products in developing markets. Pricing had a negative one percent effect on sales in response to increased competitive promotional activity in North America family care. Earnings grew two percent against strong base period results (21 percent increase) to $281 million. Earnings in baby care increased due to volume and cost savings, largely offset by the aforementioned pricing investments and rising commodity costs in family care.

Fiscal year to date, Baby and Family Care volume increased five percent. Baby care volume increased high single-digits, while family care volume increased low single-digits. Net sales increased seven percent to $5.28 billion, including a positive foreign exchange impact of four percent. Price and mix combined for a negative two percent impact. Earnings were $576 million, an increase of 11 percent, as profit growth behind volume and product cost savings was partially offset by pricing investments and increased commodity costs.

HEALTH CARE
-----------

Health Care unit volume increased 17 percent during the October - December quarter driven by the continued success of Actonel, Prilosec OTC and oral care. Vicks also posted strong unit volume growth due to the early cough/cold season in North America. Net sales increased 22 percent to $1.91 billion aided by a positive four percent foreign exchange impact and one percent for pricing. Net earnings were $333 million, an increase of 32 percent, on strong volume, lower manufacturing costs and margin expansion due to product mix. Marketing spending increased versus the base period primarily behind continued support of Prilosec OTC, Crest Whitestrips and Crest Night Effects. While double-digit top line growth is expected for the fiscal year, Prilosec OTC volume in the remaining quarters is expected to reflect consumption levels following the successful launch in September and continued strong results in October - December quarter.

Fiscal year to date, Health Care volume increased 20 percent. Net sales were $3.64 billion, an increase of 22 percent. Sales growth was impacted by a positive three percent for foreign exchange. Mix was a negative one percent impact driven primarily by developing market growth. Net earnings increased 36 percent to $609 million. Earnings increased behind sales growth and margin expansion, including the impact of product cost savings.

SNACKS AND BEVERAGES
--------------------

Snacks and Beverages unit volume increased one percent. Beverages volume increased two percent driven primarily by the Folgers AromaSeal initiative. Net sales increased six percent to $931 million driven primarily by a foreign exchange benefit of four percent. Volume and mix gains were partially offset by increased merchandising costs to support the continued high level of promotional activity in the coffee category. Manufacturing costs increased behind initiative start-up expenses. Net earnings increased 11 percent to $122 million behind sales growth and lower marketing and administrative spending.

For the first six months of the fiscal year, Snacks and Beverages volume increased two percent. Net sales increased seven percent to $1.83 billion, reflecting volume growth, a positive foreign exchange impact of four percent and combined mix and pricing of one percent. Net earnings in Snacks and Beverages increased 15 percent to $231 million.

CORPORATE
---------

Corporate includes certain operating and non-operating activities, as well as eliminations to adjust management reporting principles to United States Generally Accepted Accounting Principles (U.S. GAAP). For the quarter, net sales were -$190 million compared to -$68 million in the prior period, primarily driven by eliminations due to stronger joint venture sales. Net earnings for the quarter were -$169 million compared to -$166 million in the comparable prior period. Results primarily reflect lower costs from the restructuring program offset by charges associated with Wella and hedging impacts. For the first six months of the fiscal year, Corporate net sales were -$372 million compared to -$185 million in the prior period. Net earnings for the six month period were -$266 million versus -$325 million in the same period year ago.

FINANCIAL CONDITION
-------------------

Operating Activities
--------------------

Cash generated from operating activities for the six months ended December 31, 2003 was $3.96 billion compared to $4.33 billion in the comparable prior period. Strong earnings, adjusted for non-cash items (depreciation, amortization and deferred income taxes) generated $4.67 billion of cash flow and were partially offset by increases in working capital.

Working capital increased by $0.9 billion during the period. Accounts receivable increased by $0.5 billion due mainly to strong December shipments. Accounts payable decreased reflecting the Company's continued effort to accelerate payments to suppliers in order to maximize efficiencies and capture all discounts.

Cash generated from operating activities is down $0.4 billion versus the comparable prior year period. The impact of increased earnings in the current period were offset by a larger increase in working capital and the impact of dividends received from a joint venture in the base period.


Investing Activities
--------------------

Investing activities in the current year decreased cash by $6.11 billion compared to a decrease of $0.5 billion in prior year period. The primary driver was the acquisition of Wella for approximately $5.10 billion. Additional current year acquisitions include Glide Dental Floss and fabric care brands in Western Europe and the Middle East. There was no acquisition activity in the comparable prior year period.

Capital spending increased to $810 million versus $616 million in the comparable prior period. Capital spending as a percent of sales increased slightly versus the comparable period, but was still below the Company's target of four percent.


Financing Activities
--------------------

Financing activities in the current fiscal year to date increased cash by $1.14 billion, representing a year-over-year cash increase of $3.29 billion. Cash from financing includes an increase in short and long-term debt to support the Wella acquisition. The Company issued $1.38 billion aggregate principal amount of notes with varying maturity dates. Additionally, two bonds matured reducing long-term debt $993 million. The net change in long-term debt is an increase of $412 million versus June 30. Treasury share repurchases were roughly in line with the comparable base period. Treasury share repurchases through the remainder of the fiscal year are expected to be higher than the prior year. The Company purchased approximately $200 million of stock in the January - June 2003 period.

Current assets net of current liabilities declined by approximately $3.3 billion during the six months ended December 31, 2003. This decline was primarily caused by the issuance of commercial paper to partially fund the acquisition of Wella AG. The Company anticipates being able to support its short-term liquidity through cash generated from operations. The Company also has very strong long and short-term credit ratings which will enable it to refinance this debt at favorable rates in the commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, should they be needed, would provide sufficient credit funding to meet short-term financing requirements.

Item 4.  Controls and Procedures

The Company's Chairman of the Board, President and Chief Executive, A.G. Lafley, and the Company's Chief Financial Officer, Clayton C. Daley, Jr., have evaluated the Company's internal controls and disclosure controls systems as of the end of the period covered by this report.

Messrs. Lafley and Daley have concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a global chain of financial, staff and general business reporting lines that converge in the world-wide headquarters of the Company in Cincinnati, Ohio. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Consistent with SEC suggestion, the Company has a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

In connection with the evaluation described above, no changes in the Company's internal control over financial reporting occurred during the Company's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

         (11)     Computation of Earnings per Share.

         (12)     Computation of Ratio of Earnings to Fixed Charges.

         (31)     Rule 13a-14(a)/15d-14(a) Certifications.

         (32)     Section 1350 Certifications.

(b)      Reports on Form 8-K

         During the quarter ended December 31, 2003, the Company did not file any Current Reports on Form 8-K. During the quarter ended December 31, 2003, the Company furnished reports on Form 8-K pursuant to Item 9 ("Regulation FD Disclosure") dated October 14, 2003, relating to Chairman, President and Chief Executive A.G. Lafley's address to the shareholders at the Company's annual meeting; and dated December 11, 2003, relating to updating previously issued guidance for the October-December 2003 quarter and 2003/04 fiscal year. The Company also furnished reports on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") dated October 27, 2003, relating to the announcement of earnings for the quarter ended September 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/S/JOHN K. JENSEN
------------------------------
(John K. Jensen)
Vice President and Comptroller

February 3, 2004
------------------------------
Date

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

         (3-2)    Regulations (Incorporated by reference
                  to Exhibit (3-2) of the Company's Annual
                  Report on Form 10-K for the year ended June
                  30, 2003).

         (11)     Computation of Earnings per Share.                        25

         (12)     Computation of Ratio of Earnings to Fixed Charges.        26

         (31)     Rule 13a-14(a)/15d-14(a) Certifications.               27-30

         (32)     Section 1350 Certifications.                           31-32