Form 10-K
period 2004-06-30
PROCTER & GAMBLE CO
filed 2004-09-09
CIK 80424

THE PROCTER & GAMBLE COMPANY
AND SUBSIDIARIES

******************************************

ANNUAL REPORT ON FORM 10-K
TO THE
SECURITIES AND EXCHANGE COMMISSION
FOR THE
YEAR ENDED JUNE 30, 2004

******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004	Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY
One Procter & Gamble Plaza, Cincinnati, Ohio 45202
Telephone (513) 983-1100
IRS Employer Identification No. 31-0411980
State of Incorporation: Ohio

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, without Par Value	New York, National, Amsterdam, Paris, Basle,
Geneva, Lausanne, Zurich, Frankfurt, Brussels

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes ☒     No ☐

There were 2,542,231,468 shares of Common Stock outstanding as of July 31, 2004. The aggregate market value of the voting stock held by non-affiliates amounted to $129 billion on December 31, 2003.

Documents Incorporated By Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2004 are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1
Exhibit 10.9
Exhibit 10.10
Exhibit 11
Exhibit 12
Exhibit 13
Exhibit 21
Exhibit 23
Exhibit 31
Exhibit 32
Exhibit 99-2
Exhibit 99.3
Exhibit 99-4
Exhibit 99-5
Exhibit 99-6
Exhibit 99-7
Exhibit 99-8
Exhibit 99.9
Exhibit 99-10

PART I

Item 1. Business.

     Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis, which appears on pages 29-43; Note 3, Acquisitions and Spin-Off, which appears on pages 52-54; Note 5, Supplemental Financial Information, which appears on page 55; and Note 12, Segment Information, which appears on pages 65-66 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

     The Procter & Gamble Company is focused on providing branded products of superior quality and value to improve the lives of the world’s consumers. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, we market over 300 branded products in more than 160 countries. Unless the context indicates otherwise, the terms the “Company,” “we,” “our” or “us” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.

     The Company manages its business in five product segments: Fabric and Home Care; Baby and Family Care; Beauty Care; Health Care; and Snacks and Beverages. None of these segments is highly seasonal. Many of the factors necessary for an understanding of these five segments are similar. Operating margins of the individual segments vary slightly due to nature of the materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percent of net sales. Net sales growth by segment is also expected to vary slightly due to the underlying growth of the markets of each segments’ products. For example, we expect the Beauty Care and Health Care segments to provide a disproportionate percentage of overall Company net sales growth, as the market for these products is expected to grow at a higher rate than the remaining segments.

     The markets in which our products are sold are highly competitive. The products of the Company’s business segments compete with products of many large and small companies, including well-known global competitors. We market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors.

     Throughout this Form 10-K, we incorporate by reference information from other documents filed with the Securities and Exchange Commission (SEC).

     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: http://www.sec.gov. The reports can also be accessed through links from the Company’s website at: www.pg.com/investors/sectionmain.jhtml.

     Copies are also available, without charge, by contacting The Procter & Gamble Company, Shareholder Services Department, P.O. Box 5572, Cincinnati, Ohio 45201-5572.

Narrative Description of Business

     Business Model. Our business model relies on the continued growth and success of existing brands and products and the creation of new products. The markets and industry segments in which we offer our products are highly competitive. We work collaboratively with our customers to improve the in-store presence of our products and win the “first moment of truth” – when a consumer is shopping in the store. We must also win the “second moment of truth” – when a consumer uses the product, evaluates how well it met his or her expectations and whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Basic research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, the Company believes these activities demonstrate its commitment to future growth.

     Key Product Categories. We currently have three product categories that each account for 10% or more of consolidated net sales. The laundry category constituted approximately 18% of net sales for fiscal year 2004, compared to 19% in 2003 and 19% in 2002. The diaper category represents approximately 11% of consolidated sales in 2004, compared to 12% in 2003 and 2002. The retail hair care category accounted for approximately 11% of fiscal year 2004 net sales, up from just over 9% in 2003 and 2002. The increase in hair care category sales is due, in part, to the addition of Wella AG (Wella).

     Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores and drug stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 17% of our total revenue, compared to 18% in 2003 and 17% in 2002. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 33% of total unit volume, compared to 33% in 2003 and 35% in 2002. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.

     Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from others, some of whom are single-source suppliers. Some raw materials, primarily chemicals, are produced by the Company for further use in the manufacturing process. In addition, fuel and natural gas are important commodities used in our plants and in the trucks used to deliver our products to customers. The prices we pay for materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass on the change to our customers depending on the magnitude and expected duration of the change. We have, however, recently announced price increases in some categories, including tissue, coffee and pet health and nutrition, to recover increases in commodity costs. The Company purchases and produces a substantial variety of raw and packaging materials, no one of which is material to the Company’s business taken as a whole.

     Trademarks and Patents. We own or have licenses under patents and registered trademarks which are used in connection with our business in all segments. Some of these patents or licenses cover significant product formulation and processing of the Company’s products. The trademarks of all major products in each segment are registered. In part, the

Company’s success can be attributed to the existence and continued protection of these trademarks, patents and licenses.

     Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2005.

     Employees. The Company has approximately 110,000 employees. The increase of approximately 12,000 employees versus the prior year is primarily related to the addition of Wella.

Financial Information About Foreign and Domestic Operations

     Net sales in the United States account for approximately 46% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Company sales by geography for the fiscal years ended June 30 were as follows:

	2004	2003	2002
North America	50%	54%	57%
Western Europe	24%	21%	19%
Northeast Asia	5%	5%	4%
Developing Markets	21%	20%	20%

Developing markets include Latin America, Central & Eastern Europe, China, ASEAN, Australasia, India, the Middle East and Africa.

     Net sales and assets in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2004	2003	2002	2004	2003	2002
United States	$23,688	$21,853	$21,198	$23,687	$23,424	$23,434
International	27,719	21,524	19,040	33,361	20,282	17,342

Development of the Business

     The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets over the past five years.

     Wella. In March 2003, the Company entered into an agreement to acquire a controlling interest in Wella from the majority shareholders. In September 2003, we completed this purchase of the shares of Wella for EUR 3.16 billion (approximately $3.42 billion based on exchange rates on that date). Additionally, in September 2003, we purchased shares secured through a tender offer to remaining shareholders for EUR 1.49 billion (approximately $1.67 billion based on exchange rates on that date). As a result of these purchases, the Company acquired approximately 81% of the outstanding Wella shares (99% of the voting class shares and 45% of the preference shares).

     In June 2004, the Company and Wella entered into a Domination and Profit Transfer Agreement (the Domination Agreement). Under the Domination Agreement, we are entitled to exercise full operating control and receive 100% of the future earnings of Wella. As consideration for the Domination Agreement, we will pay the holders of the remaining outstanding shares of Wella a guaranteed annual dividend payment. Alternatively, the remaining Wella shareholders may elect to tender their shares to the Company for an agreed price. The fair value of the total guaranteed annual dividend payments is $1.11 billion, which is the approximate cost if all remaining shares were tendered.

     The acquisition of Wella was financed by a mixture of available cash balances and debt. Wella is a leading beauty care company selling its products in more than 150 countries, focused on professional hair care, retail hair care and cosmetics and fragrances.

     Hutchison. In June 2004, we purchased the remaining 20% stake of our China venture from our partner, Hutchison Whampoa China Ltd. (Hutchison), giving the Company full ownership of our operations in China. The net purchase price was $1.85 billion, which is the purchase price of $2.00 billion net of minority interest and certain obligations that were eliminated as a result of the transaction. The acquisition was funded by debt.

     Jif/Crisco. During May 2002, we completed the spin-off of the Jif peanut butter and Crisco shortening brands to the Company’s shareholders and their subsequent merger into The J.M. Smucker Company.

     Clairol. In November 2001, we completed the acquisition of the Clairol business from The Bristol-Myers Squibb Company.

     Restructuring Program. In 1999, the Company announced its intention to transition from its previous geographic-based structure to a product-based global business unit structure. Concurrent with that change, we initiated a multi-year restructuring program, a discussion of which is incorporated herein by reference to Note 2, Restructuring Program, which appears on page 52 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

Item 2. Properties.

     In the United States, the Company owns and operates 37 manufacturing facilities located in 21 different states. In addition, the Company owns and operates 99 manufacturing facilities in 42 other countries. Many of the domestic and international facilities produce products for multiple business segments. Fabric and Home Care products are produced at 43 of these locations; Baby and Family Care products at 31; Health Care products at 22; Beauty Care products at 64; and Snacks and Beverages products at 11. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

     The Company is involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at the end of June 30, 2004, representing the Company’s probable future costs that can be reasonably estimated, was $8 million.

     The Company is also involved in certain other environmental proceedings. No such proceeding is expected to result in material monetary or other sanctions being imposed by any governmental entity, or in other material liabilities. In 2003 and thereafter, The Folger Coffee Company, a subsidiary of the Company, voluntarily contacted the Louisiana Department of Environmental Quality (LDEQ) concerning compliance with certain air emission permit requirements at its New Orleans coffee processing plant. As a result of these self-disclosures, the subsidiary expects to receive from the LDEQ an Administrative Order on Consent and anticipates negotiating an agreed penalty with the agency to resolve these issues. No judicial proceeding is pending. The Company’s liability is estimated not to exceed $260,000.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant

     The names, ages and positions held by the executive officers of the Company on September 8, 2004 are:

			Elected to
Name	Position	Age	Officer Position
Alan G. Lafley	Chairman of the Board, President and Chief Executive Director since June 8, 2000	57	1992

Bruce L. Byrnes	Vice Chairman of the Board - Global Household Care Director since April 8, 2002	56	1991

R. Kerry Clark	Vice Chairman of the Board - Global Health, Baby & Family Care Director since April 8, 2002	52	1995

Susan E. Arnold	Vice Chairman - Global Beauty Care	50	2004

Robert A. McDonald	Vice Chairman - Global Operations	51	1999

Richard L. Antoine	Global Human Resources Officer	58	1998

G. Gilbert Cloyd	Chief Technology Officer	58	2000

Clayton C. Daley, Jr.	Chief Financial Officer	52	1998

R. Keith Harrison, Jr.	Global Product Supply Officer	56	2001

James J. Johnson	Chief Legal Officer and Secretary	57	1991

Mariano Martin	Global Customer Business Development Officer	51	2003

Charlotte R. Otto	Global External Relations Officer	51	1996

Filippo Passerini	Chief Information Officer and Global Services Officer	47	2003

James R. Stengel	Global Marketing Officer	49	2001

John K. Jensen	Vice President and Comptroller	55	2002

All of the Executive Officers named above have been employed by the Company for more than five years.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares purchased (1)	per share (2)	programs (3)	programs (3)
4/1/04 - 4/30/04	8,592,314	$52.79	0	0
5/1/04 - 5/31/04	13,545,020	$53.19	0	0
6/1/04 - 6/30/04	10,316,911	$54.84	0	0

(1)	All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	No share repurchases were made pursuant to a publicly announced plan or program. The Company’s strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company’s stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchase of the Company’s common stock.

     Additional information required by this item is incorporated by reference to Shareholder Information, which appears on page 70 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004, and Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

     The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 50-52; Note 12, Segment Information, which appears on pages 65-66; and Financial Summary, which appears on page 67 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated by reference to Management’s Discussion and Analysis, which appears on pages 29-43; Note 1, Summary of Significant Accounting Policies, which appears on pages 50-52; Note 2, Restructuring Program, which appears on page 52; Note 3, Acquisitions and Spin-Off, which appears on pages 52-54; Note 11, Commitments and Contingencies, which appears on page 64; and Note 12, Segment Information, which appears on pages 65-66 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

     The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2004 and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.

     These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, customer and consumer trends, technological innovation, currency movements, governmental action and the development of certain markets available at the time the statements are made. Among the key factors that could impact results and must be managed by the Company are:

(1)	the ability to achieve business plans, including with respect to lower income consumers and growing existing sales and volume profitably despite high levels of competitive activity, especially with respect to the product categories and geographical markets (including developing markets) in which the Company has chosen to focus;

(2)	successfully executing, managing and integrating key acquisitions (including the Domination and Profit Transfer Agreement with Wella);

(3)	the ability to manage and maintain key customer relationships;

(4)	the ability to maintain key manufacturing and supply sources (including sole supplier and plant manufacturing sources);

(5)	the ability to successfully manage regulatory, tax and legal matters (including product liability matters), and to resolve pending matters within current estimates;

(6)	the ability to successfully implement, achieve and sustain cost improvement plans in manufacturing and overhead areas, including the success of the Company’s outsourcing projects;

(7)	the ability to successfully manage currency (including currency issues in volatile countries), interest rate and certain commodity cost exposures;

(8)	the ability to manage the continued global political and/or economic uncertainty and disruptions, especially in the Company’s significant geographical markets, as well as any political and/or economic uncertainty and disruptions due to terrorist activities;

(9)	the ability to successfully manage increases in the prices of raw materials used to make the Company’s products;

(10)	the ability to stay close to consumers in an era of increased media fragmentation; and

(11)	the ability to stay on the leading edge of innovation.

     If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then our actual results might differ materially from the forward-looking statements made herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is incorporated by reference to the section entitled Other Information, which appears on pages 42-43, and Note 7, Risk Management Activities, which appears on pages 56-57 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

Item 8. Financial Statements and Supplementary Data.

     The financial statements and supplementary data are incorporated by reference to pages 44-67 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     The Company’s Chairman of the Board, President and Chief Executive, A.G. Lafley, and the Company’s Chief Financial Officer, Clayton C. Daley, Jr., have evaluated the Company’s internal control and disclosure control systems as of the end of the period covered by this report.

     Messrs. Lafley and Daley have concluded that the Company’s disclosure control systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company’s disclosure control system is based upon a global chain of financial, staff and general business reporting lines that converge in the worldwide headquarters of the Company in Cincinnati, Ohio. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Consistent with SEC suggestion, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

     In connection with the evaluation described above, no changes in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     John F. Smith, Jr. is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Smith is both independent and an audit committee financial expert, as defined by SEC guidelines.

     Additional information required by this item is incorporated by reference to pages 4-9, up to but not including the section entitled Additional Information Concerning the Board of Directors; to the section entitled Code of Ethics, which appears on page 10; and to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, which appears on pages 27-28 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2004, pursuant to Regulation 14A which involved the election of directors. Pursuant to Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference to pages 9-24 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2004, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Additional Information Concerning the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2004. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; and The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	255,703,502	$38.68	159,738,239
Equity compensation plans not approved by security holders (2)	20,589,116	$40.97	5,660,800

Total	276,292,618	$38.85	165,399,039

(1)	Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; and The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan.

(2)	Includes The Procter & Gamble 1992 Stock Plan (Belgian Version) and The Procter & Gamble Future Shares Plan.

The Procter & Gamble 1992 Stock Plan (Belgian Version)

     Effective February 14, 1997, the Company’s Board of Directors approved The Procter & Gamble 1992 Stock Plan (Belgian Version). Although the plan has not been submitted to shareholders for approval, the plan is nearly identical to The Procter & Gamble 1992 Stock Plan, approved by the Company’s shareholders on October 13, 1992, except for a few minor changes designed to comply with the Belgian tax laws. Although no further grants can be made under the plan, unexercised stock options previously granted under this plan remain outstanding.

     The plan is a stock incentive plan designed to attract, retain and motivate key Belgian employees. Under the plan, eligible participants may be granted or offered the right to purchase stock options, may be granted stock appreciation rights and/or may be granted shares of the Company’s common stock. Except in the case of death of the recipient, all stock options and stock appreciation rights must vest in no less than one year from the date of grant and must expire no later than fifteen years from the date of grant. The exercise price for all stock options granted under the plan is the average price of the Company’s stock on the date of grant. If a recipient of a grant leaves the Company while holding an unexercised option or right, any unexercisable portions immediately become void, except in the case of death, and any exercisable portions become void within one month of departure, except in the case of death or retirement. Any common stock awarded under the plan may be subject to restrictions on sale or transfer while the recipient is employed, as the committee administering the plan may determine.

The Procter & Gamble Future Shares Plan

     On October 14, 1997, the Company’s Board of Directors approved The Procter & Gamble Future Shares Plan pursuant to which options to purchase shares of the Company’s common stock may be granted to employees worldwide. The purpose of this plan is to advance the interests of the Company by giving substantially all employees a stake in the Company’s future growth and success and to strengthen the alignment of interests between employees and the Company’s shareholders through increased ownership of shares of the Company’s stock. The plan has not been submitted to shareholders for approval.

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

     At the time of the first grant following approval of the plan, each employee of the Company not eligible for an award under the 1992 Stock Plan was granted options for 100 shares. Since the date of the first grant, each new employee of the Company has also received options for 100 shares. Following the grant of options on June 30, 2003, the Company suspended this part of the plan and intends to make no further grants under this part of the plan.

     In addition to the grants above, annual grants of options for 100 shares are granted to approximately 2,000 employees who are not eligible for participation in the 2001 Stock and Incentive Compensation Plan in recognition of outstanding performance.

     Additional information required by this item is incorporated by reference to pages 25-27 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2004, pursuant to Regulation 14A which involved the election of directors, including footnotes referenced therein.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the section entitled Transactions with Executive Officers, Directors and Others, which appears on page 28 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2004, pursuant to Regulation 14A which involved the election of directors.

Item 14. Principal Accounting Fees and Services.

     The information required by this item is incorporated by reference to pages 28-30 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2004, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Report of the Audit Committee up to but not including the section entitled Proposal to Ratify Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A. 1.	Financial Statements:

The following consolidated financial statements of The Procter & Gamble Company and subsidiaries and the independent auditors’ report are incorporated by reference in Part II, Item 8.

	-	Independent Auditors’ Report

	-	Consolidated statements of earnings — for years ended June 30, 2004, 2003 and 2002

	-	Consolidated balance sheets — as of June 30, 2004 and 2003

	-	Consolidated statements of shareholders’ equity — for years ended June 30, 2004, 2003 and 2002

	-	Consolidated statements of cash flows — for years ended June 30, 2004, 2003 and 2002

	-	Notes to consolidated financial statements

2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits:

Exhibit (3-1) —	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(3-2) —	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended December 10, 2002) which was adopted by shareholders at the annual meeting on October 9, 2001, and related correspondence and terms and conditions.*

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the

Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-4) —	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).*

(10-5) —	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-6) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-7) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-8) —	The Procter & Gamble Future Shares Plan (as amended June 10, 2003) which was adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-9) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan, and related correspondence and terms and conditions.*

(10-10) —	The Procter & Gamble Company Executive Deferred Compensation Plan.*

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-70).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Independent Auditors’ Consent.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Directors and Officers Liability Policy (Incorporated by reference to Exhibit (99-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

(99-2) —	Directors and Officers (First) Liability Binder of Insurance.

(99-3) —	Directors and Officers (Second) Liability Binder of Insurance.

(99-4) —	Directors and Officers (Third) Liability Binder of Insurance.

(99-5) —	Directors and Officers (Fourth) Liability Binder of Insurance.

(99-6) —	Directors and Officers (Fifth) Liability Binder of Insurance.

(99-7) —	Directors and Officers (Sixth) Liability Binder of Insurance.

(99-8) —	Directors and Officers (Seventh) Liability Binder of Insurance.

(99-9) —	Directors and Officers (Eighth) Liability Binder of Insurance.

(99-10) —	Directors and Officers (Ninth) Liability Binder of Insurance.

     * Compensatory plan or arrangement

B.	Reports on Form 8-K:

During the quarter ended June 30, 2004, the Company did not file any Current Reports on Form 8-K. During the quarter ended June 30, 2004, the Company furnished reports on Form 8-K pursuant to Item 9 (“Regulation FD Disclosure”) dated April 1, 2004, relating to the sale of Sunny Delight and Punica juice-based drink businesses; dated April 26, 2004, relating to an alternative to the Wella Dividend Proposal; dated April 26, 2004, relating to the announcement that the Company has entered into a Domination and Profit Transfer Agreement with Wella AG; dated April 30, 2004, relating to the announcement that court appointed independent auditor, Ernst & Young, has confirmed the cash offer and annual compensation payment to be offered by P&G as part of its Domination and Profit Transfer Agreement with Wella AG; dated May 11, 2004, relating to the Company purchasing the remaining stake in its China joint venture; dated May 19, 2004, relating to some business unit realignments and associated management changes; dated June 10, 2004, relating to updating previously issued guidance for the April-June 2004 quarter; and dated June 14, 2004, relating to the announcement that the Domination and Profit Transfer Agreement between the Company and Wella AG has become effective. The Company also furnished reports on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”) dated April 30, 2004, relating to earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	A.G. LAFLEY

(A.G. Lafley)

Chairman of the Board,
President and Chief Executive
September 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
A.G. LAFLEY (A.G. Lafley)	Chairman of the Board, President and Chief Executive (Principal Executive Officer)	September 7, 2004
CLAYTON C. DALEY, JR. (Clayton C. Daley, Jr.)	Chief Financial Officer (Principal Financial Officer)	September 7, 2004
JOHN K. JENSEN (John K. Jensen)	Vice President and Comptroller (Principal Accounting Officer)	September 7, 2004
NORMAN R. AUGUSTINE (Norman R. Augustine)	Director	September 7, 2004
BRUCE L. BYRNES (Bruce L. Byrnes)	Director	September 7, 2004
R. KERRY CLARK (R. Kerry Clark)	Director	September 7, 2004
SCOTT D. COOK (Scott D. Cook)	Director	September 7, 2004
DOMENICO DESOLE (Domenico DeSole)	Director	September 7, 2004
JOSEPH T. GORMAN (Joseph T. Gorman)	Director	September 7, 2004

Signature	Title	Date
CHARLES R. LEE (Charles R. Lee)	Director	September 7, 2004
LYNN M. MARTIN (Lynn M. Martin)	Director	September 7, 2004
W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	September 7, 2004
JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	September 7, 2004
JOHN F. SMITH, JR. (John F. Smith, Jr.)	Director	September 7, 2004
RALPH SNYDERMAN, M.D. (Ralph Snyderman, M.D.)	Director	September 7, 2004
ROBERT D. STOREY (Robert D. Storey)	Director	September 7, 2004
MARGARET C. WHITMAN (Margaret C. Whitman)	Director	September 7, 2004
ERNESTO ZEDILLO (Ernesto Zedillo)	Director	September 7, 2004

EXHIBIT INDEX

Exhibit (3-1) —	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(3-2) —	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended December 10, 2002) which was adopted by shareholders at the annual meeting on October 9, 2001, and related correspondence and terms and conditions.

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-4) —	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

(10-5) —	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-6) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-7) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-8) —	The Procter & Gamble Future Shares Plan (as amended June 10, 2003) which was adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-9) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan, and related correspondence and terms and conditions.

(10-10) —	The Procter & Gamble Company Executive Deferred Compensation Plan.

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-70).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Independent Auditors’ Consent.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Directors and Officers Liability Policy (Incorporated by reference to Exhibit (99-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

(99-2) —	Directors and Officers (First) Liability Binder of Insurance.

(99-3) —	Directors and Officers (Second) Liability Binder of Insurance.

(99-4) —	Directors and Officers (Third) Liability Binder of Insurance.

(99-5) —	Directors and Officers (Fourth) Liability Binder of Insurance.

(99-6) —	Directors and Officers (Fifth) Liability Binder of Insurance.

(99-7) —	Directors and Officers (Sixth) Liability Binder of Insurance.

(99-8) —	Directors and Officers (Seventh) Liability Binder of Insurance.

(99-9) —	Directors and Officers (Eighth) Liability Binder of Insurance.

(99-10) —	Directors and Officers (Ninth) Liability Binder of Insurance.