Form 10-Q
period 2004-09-30
PROCTER & GAMBLE CO
filed 2004-10-28
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2004   Commission file number 1-434


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]



There were 2,536,682,989 shares of Common Stock outstanding as of September 30, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries for the three months ended September 30, 2004 and 2003, the Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts
                                                             Three Months Ended
                                                                September 30
                                                           ---------------------
                                                             2004          2003
                                                           -------       -------
NET SALES                                                  $13,744       $12,195
      Cost of products sold                                  6,611         5,879
      Selling, general and
      administrative expense                                 4,263         3,673
                                                           -------       -------

OPERATING INCOME                                             2,870         2,643
      Interest expense                                         181           141
      Other non-operating income, net                          182            40
                                                           -------       -------

EARNINGS BEFORE INCOME TAXES                                 2,871         2,542
      Income taxes                                             870           781
                                                           -------       -------

NET EARNINGS                                               $ 2,001       $ 1,761
                                                           =======       =======

PER COMMON SHARE:
      Basic net earnings                                   $  0.77       $  0.67
      Diluted net earnings                                 $  0.73       $  0.63
      Dividends                                            $  0.25       $  0.23

DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                            2,756.0       2,797.7


See accompanying Notes to Consolidated Financial Statements

                        THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

Amounts in millions
                                                                 September 30       June 30
ASSETS                                                               2004            2004
                                                                 -------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                        $ 6,262         $ 5,469
     Investment securities                                                456             423
     Accounts receivable                                                4,485           4,062
     Inventories
         Materials and supplies                                         1,309           1,191
         Work in process                                                  345             340
         Finished goods                                                 3,063           2,869
                                                                 -------------    ------------
     Total Inventories                                                  4,717           4,400
     Deferred income taxes                                                961             958
     Prepaid expenses and other receivables                             1,835           1,803
                                                                 -------------    ------------

TOTAL CURRENT ASSETS                                                   18,716          17,115

PROPERTY, PLANT AND EQUIPMENT
     Buildings                                                          5,169           5,206
     Machinery and equipment                                           19,547          19,456
     Land                                                                 627             642
                                                                 -------------    ------------
                                                                       25,343          25,304
     Accumulated depreciation                                         (11,359)        (11,196)
                                                                 -------------    ------------

NET PROPERTY, PLANT AND EQUIPMENT                                      13,984          14,108

GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill                                                          19,889          19,610
     Trademarks and other intangible assets, net                        4,521           4,290
                                                                 -------------    ------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                               24,410          23,900

OTHER NON-CURRENT ASSETS                                                2,093           1,925
                                                                 -------------    ------------

TOTAL ASSETS                                                         $ 59,203        $ 57,048
                                                                 =============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                 $ 3,392         $ 3,617
     Accrued and other liabilities                                      7,775           7,689
     Taxes payable                                                      3,034           2,554
     Debt due within one year                                           7,701           8,287
                                                                 -------------    ------------

TOTAL CURRENT LIABILITIES                                              21,902          22,147

LONG-TERM DEBT                                                         13,731          12,554

DEFERRED INCOME TAXES                                                   2,298           2,261

OTHER NON-CURRENT LIABILITIES                                           2,913           2,808
                                                                 -------------    ------------

TOTAL LIABILITIES                                                      40,844          39,770

SHAREHOLDERS' EQUITY
     Preferred stock                                                    1,514           1,526
     Common stock - shares outstanding -  Sept 30   2,536.7             2,537
                                          June 30   2,543.8                             2,544
     Additional paid-in capital                                         2,585           2,425
     Reserve for ESOP debt retirement                                  (1,267)         (1,283)
     Accumulated other comprehensive income                            (1,328)         (1,545)
     Retained earnings                                                 14,318          13,611
                                                                 -------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                             18,359          17,278
                                                                 -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 59,203        $ 57,048
                                                                 =============    ============

See accompanying Notes to Consolidated Financial Statements

                      THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
Amounts in millions                                                    September 30
                                                                ---------------------------
                                                                   2004            2003
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     $ 5,469         $ 5,912

OPERATING ACTIVITIES
       Net earnings                                                  2,001           1,761
       Depreciation and amortization                                   480             407
       Deferred income taxes                                           162             108
       Change in:
            Accounts receivable                                       (377)           (295)
            Inventories                                               (326)           (174)
            Accounts payable, accrued and other liabilities             65             (76)
            Other operating assets & liabilities                      (112)            (57)
       Other                                                            25             (68)
                                                                -----------     -----------

TOTAL OPERATING ACTIVITIES                                           1,918           1,606
                                                                -----------     -----------

INVESTING ACTIVITIES
       Capital expenditures                                           (413)           (364)
       Proceeds from asset sales                                       366              88
       Acquisitions, net of cash acquired                             (335)         (5,035)
       Change in investment securities                                 (31)             11
                                                                -----------     -----------

TOTAL INVESTING ACTIVITIES                                            (413)         (5,300)
                                                                -----------     -----------

FINANCING ACTIVITIES
       Dividends to shareholders                                      (685)           (623)
       Change in short-term debt                                    (2,429)          3,555
       Additions to long-term debt                                   2,996              -
       Reductions of long-term debt                                   (130)           (788)
       Proceeds from the exercise of stock options and other            99              89
       Treasury purchases                                             (622)           (274)
                                                                -----------     -----------

TOTAL FINANCING ACTIVITIES                                            (771)          1,959
                                                                -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                             59            (128)

CHANGE IN CASH AND CASH EQUIVALENTS                                    793          (1,863)
                                                                -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 6,262         $ 4,049
                                                                ===========     ===========

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the Form 8-K filed on October 22, 2004 reflecting certain changes to the Company's segment information. The results of operations for the three-month period ended September 30, 2004 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended September 30, 2004 and 2003 was $2,218 million and $1,937 million, respectively.

3. Segment Information - Following is a summary of segment results, including supplemental data on the Fabric and Home Care, Snacks and Coffee, Health Care and Baby and Family Care businesses.

                                SEGMENT INFORMATION

Amounts in millions
                                                  Three Months Ended September 30
                                             ----------------------------------------
                                                        Earnings Before
                                             Net Sales   Income Taxes    Net Earnings
                                             ----------------------------------------
Total Beauty Care                   2004     $   4,655     $   1,008     $   692
                                    2003         3,753           891         599

    Health Care                     2004     $   1,844     $     375     $   255
                                    2003         1,728           393         266

    Baby & Family Care              2004     $   2,850     $     516     $   320
                                    2003         2,607           472         294
                                             ----------------------------------------
Total Health, Baby & Family Care    2004     $   4,694     $     891     $   575
                                    2003         4,335           865         560

    Fabric & Home Care              2004     $   3,810     $     897     $   600
                                    2003         3,393           832         560

    Snacks & Coffee                 2004     $     740     $     126     $    83
                                    2003           733           143          95
                                             ----------------------------------------
Total Household Care                2004     $   4,550     $   1,023     $   683
                                    2003         4,126           975         655

Corporate                           2004     $    (155)    $     (51)    $    51
                                    2003           (19)         (189)        (53)

Total                               2004     $  13,744     $   2,871     $ 2,001
                                    2003        12,195         2,542       1,761

4. Goodwill and Other Intangible Assets - Goodwill as of September 30, 2004 is allocated by reportable segment as follows (amounts in millions):

                                                            September 30,
                                                                  2004
     Total Beauty Care, beginning of year                       $ 14,457
                   Acquistions & divestiture                         109
                   Translation & other                               141
                   Goodwill, September 30, 2004                 $ 14,707

         Health Care, beginning of year                         $  3,315
                   Acquistions & divestiture                          11
                   Translation & other                                 7
                   Goodwill, September 30, 2004                 $  3,333

         Baby & Family Care, beginning of year                  $    941
                   Acquistions & divestiture                          --
                   Translation & other                                 8
                   Goodwill, September 30, 2004                 $    949

     Total Health, Baby & Family Care, beginning of year        $  4,256
                   Acquistions & divestiture                          11
                   Translation & other                                15
                   Goodwill, September 30, 2004                 $  4,282

         Fabric & Home Care, beginning of year                  $    614
                   Acquistions & divestiture                          27
                   Translation & other                                --
                   Goodwill, September 30, 2004                 $    641

         Snacks & Coffee, beginning of year                     $    283
                   Acquistions & divestiture                         (25)
                   Translation & other                                 1
                   Goodwill, September 30, 2004                 $    259

     Total Household Care, beginning of year                    $    897
                   Acquistions & divestiture                           2
                   Translation & other                                 1
                   Goodwill, September 30, 2004                 $    900

     Goodwill, Net, beginning of year                           $ 19,610
                   Acquistions & divestiture                         122
                   Translation & other                               157
                   Goodwill, September 30, 2004                 $ 19,889


     The increase in goodwill is due to the completed allocation of the purchase price relating to the September 2003 acquisition of Wella AG. The Company finalized the allocation of Wella purchase price to the individual assets acquired and liabilities assumed. In addition, the Company completed its analysis of collaboration plans.

     Identifiable intangible assets as of September 30, 2004 are comprised of:

                                            Gross Carrying     Accumulated
                                                Amount        Amortization
     Amortizable intangible assets
        with determinable lives                  2,283             622
     Intangible assets with indefinite lives     3,029             169
     ---------------------------------------------------------------------
     Total identifiable intangible assets        5,312             791

     Amortizable intangible assets consist principally of patents, technology and trademarks. The intangible assets with indefinite lives consist primarily of certain trademarks. The amortization of intangible assets for the three months ended September 30, 2004 was $48 million.

5. Pro Forma Stock-Based Compensation - The Company has a primary stock-based compensation plan under which stock options are granted annually to key managers and directors with exercise prices equal to the market price of the underlying shares on the date of grant. Grants were made under plans approved by shareholders in 1992, 2001 and 2003. Grants issued since September 2002 are vested after three years and have a ten-year life. Grants issued from July 1998 through August 2002 are vested after three years and have a fifteen-year life, while grants issued prior to July 1998 are vested after one year and have a ten-year life. The Company also makes other minor grants to employees, for which vesting terms and option lives are not substantially different.

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

                                                      Three Months Ended
                                                         September 30
                                                 -----------------------------
                                                     2004             2003
                                                 -----------------------------
     Net earnings
          As reported                               $2,001           $1,761
          Pro forma expense                             59               82
                                                 -----------------------------
          Pro forma                                  1,942            1,679
                                                 -----------------------------
     Net earnings per common share
     Basic
          As reported                                $0.77            $0.67
          Pro forma adjustments                      (0.02)           (0.03)
                                                 -----------------------------
          Pro forma                                   0.75             0.64
                                                 -----------------------------
     Diluted
          As reported                                 0.73             0.63
          Pro forma adjustments                      (0.03)           (0.03)
                                                 -----------------------------
          Pro forma                                   0.70             0.60
                                                 -----------------------------


     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits - The Company offers various postretirement benefits to its employees. Additional information about these benefits is incorporated herein by reference to Note 9, Postretirement Benefits and Employee Stock Ownership Plan, which appears on page 58-63 of the Annual Report to Shareholders for the fiscal year ended June 30, 2004.

     The components of net periodic benefit cost are as follows:

     Amounts in millions

                                                 Pension Benefits         Other Retiree Benefits
                                              -----------------------     -----------------------
                                                Three Months Ended          Three Months Ended
                                                   September 30                September 30
                                              -----------------------     -----------------------
                                                 2004         2003           2004         2003
                                              ----------   ----------     ----------   ----------
     Service Cost                                $ 38         $ 34           $ 17         $ 22
     Interest Cost                                 58           48             36           43
     Expected Return on Plan Assets               (43)         (37)           (83)         (82)
     Amortization of deferred amounts               1           --             (5)          --
     Recognized Net Actuarial Loss (Gain)           8            7             --           --
                                              ----------   ----------     ----------   ----------

     Gross Benefit Cost                            62           52            (35)         (17)

     Dividends on ESOP Preferred Stock             --           --            (18)         (18)
                                              ----------   ----------     ----------   ----------

     Net Periodic Benefit Cost                   $ 62         $ 52           $(53)        $(35)
                                              ==========   ==========     ==========   ==========


     In 2004, the average expected return on plan assets is 7.2% and 9.5% for pension benefit and other retiree benefit plans, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized in the following sections:

Overview
Results of Operations - Three Months Ended September 30, 2004
Business Segment Discussion - Three Months Ended September 30, 2004 Financial Condition

Throughout MD&A, we refer to several measures used by management to evaluate performance including unit volume growth, net sales and after-tax profit. We also refer to organic sales growth (net sales excluding the impacts of acquisitions and divestitures and foreign exchange), free cash flow and free cash flow productivity, which are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP). The explanation of these measures at the end of MD&A provides more details.

OVERVIEW
--------

Our business is focused on providing branded products of superior quality and value to improve the lives of the world's consumers. We believe this will lead to leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

Procter & Gamble markets approximately 300 consumer products in more than 160 countries. Our products are sold primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We compete in three global business units: Beauty Care; Health, Baby and Family Care; and Household Care. We have operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas: North America, Western Europe, Northeast Asia, Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India.

The following table provides the percentage of net sales and net earnings by business segment for the three months ended September 30, 2004 (excludes net sales and net earnings in Corporate):

                                      Net Sales           Net Earnings
Beauty Care                              34%                  36%

Health, Baby and Family Care:            34%                  29%
     Health Care                         13%                  13%
     Baby and Family Care                21%                  16%

Household Care:                          32%                  35%
     Fabric and Home Care                27%                  31%
     Snacks and Coffee                    5%                   4%
Total                                   100%                 100%


Summary of Results. For the quarter ended September 30, 2004, the Company delivered sales and earnings growth above long-term targets.

     o Net sales increased 13 percent (10 percent excluding the impact of foreign exchange). Unit volume increased 12 percent.

     o Net earnings increased 14 percent. Earnings growth was due primarily to strong top line growth, as well as the juice business divestiture completed in August.

     o Diluted net earnings per share increased 16 percent to $0.73.

     o Free cash flow productivity was 75 percent. Operating cash flow increased by 19 percent versus the comparable prior year period. While first quarter results for free cash flow productivity are below the long-term target, our objective for the fiscal year remains at 90 percent free cash flow productivity.

Forward Looking Statements. The markets in which the Company sells its products are highly competitive and comprised of both global and local competitors. Going forward, business and market uncertainties may affect results. Among the key factors that could impact results and must be managed by the Company are:
(1) the ability to achieve business plans, including with respect to lower income consumers and growing existing sales and volume profitably despite high levels of competitive activity, especially with respect to the product categories and geographical markets (including developing markets) in which the Company has chosen to focus;
(2) successfully executing, managing and integrating key acquisitions (including the Domination and Profit Transfer Agreement with Wella);
(3)  the ability to manage and maintain key customer relationships;
(4) the ability to maintain key manufacturing and supply sources (including sole supplier and plant manufacturing sources);
(5) the ability to successfully manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending matters within current estimates;
(6) the ability to successfully implement, achieve and sustain cost improvement plans in manufacturing and overhead areas, including the success of the Company's outsourcing projects;
(7) the ability to successfully manage currency (including currency issues in volatile countries), interest rate and certain commodity cost exposures;
(8) the ability to manage the continued global political and/or economic uncertainty and disruptions, especially in the Company's significant geographical markets, as well as any political and/or economic uncertainty and disruptions due to terrorist activities;
(9) the ability to successfully manage increases in the prices of raw materials used to make the Company's products;
(10) the ability to stay close to consumers in an era of increased media fragmentation; and
(11) the ability to stay on the leading edge of innovation.

If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual results could vary materially from the forward-looking statements made herein.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2004

The following discussion provides a review of results for the three months ended September 30, 2004 versus the three months ended September 30, 2003.


                         THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                         (Amounts in Millions Except Per Share Amounts)
                                Consolidated Earnings Information

                                                         Three Months Ended September 30
                                               ---------------------------------------------------
                                                     2004             2003             % CHG
                                               ---------------------------------------------------
NET SALES                                       $  13,744        $  12,195              13 %
  COST OF PRODUCTS SOLD                             6,611            5,879              12 %
                                               ---------------------------------
GROSS MARGIN                                        7,133            6,316              13 %
  SELLING, GENERAL & ADMINISTRATIVE EXPENSE         4,263            3,673              16 %
                                               ---------------------------------
OPERATING INCOME                                    2,870            2,643               9 %
  TOTAL INTEREST EXPENSE                              181              141
  OTHER NON-OPERATING INCOME, NET                     182               40
                                               ---------------------------------
EARNINGS BEFORE INCOME TAXES                        2,871            2,542              13 %
  INCOME TAXES                                        870              781

NET EARNINGS                                        2,001            1,761              14 %
                                               =================================

EFFECTIVE TAX RATE                                  30.3%            30.7%


PER COMMON SHARE:
  BASIC NET EARNINGS                            $    0.77        $    0.67              15 %
  DILUTED NET EARNINGS                          $    0.73        $    0.63              16 %
  DIVIDENDS                                     $    0.25        $    0.23
  AVERAGE DILUTED SHARES OUTSTANDING              2,756.0          2,797.7

COMPARISONS AS A % OF NET SALES
-------------------------------
  GROSS MARGIN                                      51.9%            51.8%              10
  SELLING, GENERAL & ADMINISTRATIVE EXPENSE         31.0%            30.1%              90
  OPERATING MARGIN                                  20.9%            21.7%             (80)
  EARNINGS BEFORE INCOME TAXES                      20.9%            20.8%              10
  NET EARNINGS                                      14.6%            14.4%              20


Unit volume increased 12 percent reflecting the overall strength of the Company's portfolio. Each of the Company's geographic regions grew volume mid-single digits or greater led by developing markets with more than 20 percent volume growth. Beauty care and the fabric and home care business also grew volume double-digits. Health care volume increased mid-single digits against a base period comparison that includes the impact of the Prilosec OTC launch. Organic volume increased eight percent, which excludes the impact of acquisitions and divestitures from year-over-year comparisons.

Net sales increased 13 percent to $13.74 billion. Net sales growth includes a positive foreign exchange impact of three percent driven primarily by continued strength of the Euro, British pound and Japanese yen. Mix effects reduced sales by one percent due mainly to strong growth in developing markets, which generally have a lower average unit sales price than the Company average. Pricing reduced sales by one percent. Price increases in family care and health care were offset primarily by reductions initiated in prior quarters, mainly in Europe to address the growth of hard discounters. Sales growth reflects progress on key brands and countries, with 14 of the Company's top 16 brands and all of the top 16 countries delivering year-to-year volume growth. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange from year-over-year comparisons, increased six percent.

                                            Volume
                                 ------------------------------
                                     With         Without
                                 Acquisitions   Acquisitions                                          Total
                                       &               &                         Mix/      Total     Impact
                                 Divestitures   Divestitures      FX    Price    Other     Impact    Ex-FX
                                 --------------------------------------------------------------------------
BEAUTY CARE                           25%            10%          3%     -1%      -3%       24%       21%

HEALTH, BABY & FAMILY CARE
     HEALTH CARE                      6%              4%          2%      1%      -2%        7%        5%
     BABY AND FAMILY CARE             7%              8%          3%      0%      -1%        9%        6%

HOUSEHOLD CARE
     FABRIC AND HOME CARE             11%            10%          3%     -1%      -1%       12%        9%
     SNACKS AND COFFEE                -1%            -1%          2%     -1%       1%        1%       -1%

TOTAL COMPANY                         12%             8%          3%     -1%      -1%       13%       10%

Note: These sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin improved 10 basis points against a strong base period comparison where gross margin improved 260 basis points (including approximately 80 basis points of improvement as a result of restructuring program charges in the three months ending September 30, 2002). Despite higher commodity prices, gross margin expanded due to the scale benefit of volume, cost reduction programs and the shift towards higher margin businesses, primarily Wella. Strong growth in developing markets negatively impacted gross margins, particularly in the fabric and home care business. The Company expects higher commodity prices will continue through the remaining quarters of the fiscal year and have a negative impact on gross margin.

Selling, general and administrative expenses (SG&A) as a percentage of net sales increased 90 basis points. Most of the increase was due to the impact of Wella. The remaining increase was due to marketing investments to support geographic product expansions, including Herbal Essences and Lenor, and support for oral care initiatives in North America and Western Europe. The current quarter includes two additional months of Wella results, as the acquisition was completed in September of 2003.


Substantially all of the increase in other non-operating income compared to the prior year is due to the before-tax gain on the sale of the juice business.

Net earnings increased 14 percent to $2.00 billion. Earnings growth was primarily driven by volume, as well as the impact from the divestiture of the juice business. This was partially offset by marketing investments, including introductory support for new product launches and on-going support for the base business, and the pricing activity previously discussed.

Diluted net earnings per share increased 16 percent to $0.73. As expected, the divestiture of the juice business contributed $0.02 to earnings per share for the quarter, or three percent of the earnings per share growth. The juice impact reflects the gain on the sale, which is reflected in non-operating income, partially offset by the effect of lower operating income versus the base period due to the divestiture.


BUSINESS SEGMENT DISCUSSION
---------------------------

The following discussion provides a review of results by business segment. An analysis of the results for the three months ended September 30, 2004 are compared to the same period ended September 30, 2003.

The table below provides supplemental information on net earnings by business segment for the three months ended September 30, 2004 versus the comparable prior year period:


                                                                Three Months Ended September 30, 2004

                                                           % Change      Earnings     % Change                    % Change
                                                             Versus       Before        Versus                      Versus
                                              Net Sales    Year Ago     Income Taxes  Year Ago     Net Earnings    Year Ago
                                           --------------------------------------------------------------------------------
BEAUTY CARE                                   $   4,655         24%     $   1,008           13%    $    692          16%

HEALTH, BABY & FAMILY CARE
     HEALTH CARE                                  1,844          7%           375          -5%           255         -4%
     BABY AND FAMILY CARE                         2,850          9%           516           9%           320          9%
                                           --------------------------------------------------------------------------------
                                                  4,694          8%           891           3%           575          3%
                                           --------------------------------------------------------------------------------
HOUSEHOLD CARE
     FABRIC AND HOME CARE                         3,810         12%           897           8%           600          7%
     SNACKS AND COFFEE                              740          1%           126         -12%            83        -13%
                                           --------------------------------------------------------------------------------
                                                  4,550         10%         1,023           5%           683          4%
                                           --------------------------------------------------------------------------------
TOTAL BUSINESS SEGMENT                           13,899         14%         2,922           7%         1,950          7%
CORPORATE                                          (155)        n/a           (51)         n/a            51         n/a
                                           --------------------------------------------------------------------------------
TOTAL COMPANY                                    13,744         13%         2,871          13%         2,001         14%


BEAUTY CARE
-----------

Beauty care unit volume increased 25 percent. Organic volume increased 10 percent. The hair care business grew organic volume by double-digits led by the Head and Shoulders, Rejoice and Herbal Essences brands. Hair care volume in North America was down slightly, due to softness in colorants and in minor shampoo brands which have been de-emphasized in the hair care portfolio. Olay delivered double-digit growth behind continued geographic expansion and growth from new initiatives including Regenerist Eye Serum. The fine fragrances business also delivered double-digit growth led by the Lacoste brand. The feminine care business posted double-digit growth driven by the Always/Whisper and Naturella brands. Net sales increased 24 percent to $4.66 billion. Foreign exchange had a positive impact of three percent which was offset by a three percent mix impact from growth in developing markets, where unit sales prices are generally lower than the segment average, and a one percent impact from pricing. Net earnings increased 16 percent to $692 million due to the impact of volume growth and cost reduction programs, which more than offset the impact of higher commodity prices. Net earnings were also impacted by increased marketing spending in support of initiatives, including Herbal Essences and Olay Moisturinse "in shower" body lotion in North America. Net earnings margin decreased due to the impact of two incremental months of Wella, which currently has a higher SG&A expense ratio compared to the other P&G beauty care businesses.

HEALTH, BABY AND FAMILY CARE
----------------------------

Health care delivered mid single-digit volume and sales growth against a base period comparison that included the pipeline shipments and launch of Prilosec OTC. Unit volume increased six percent. Pharmaceuticals delivered double-digit growth led by the continued success of Actonel and Asacol. Despite softness in certain tooth whitening products, oral care volume increased low-single digits behind growth in dentifrice and developing markets. Net sales increased seven percent to $1.84 billion, including a positive foreign exchange impact of two percent, which was offset by two percent of negative mix due primarily to developing market growth, where unit sales prices are generally lower than the average for the business. Pricing added one percent to sales. Net earnings decreased four percent to $255 million, primarily due to the impact of Prilosec OTC in the base period, which included significant pipeline volume but a lower proportion of marketing spending. In addition, marketing investments in the current year contributed to the earnings decline, including support of oral care initiatives in North America and Western Europe, as well as marketing spending in pharmaceuticals. Excluding the impact of Prilosec OTC, health care delivered double-digit sales and earnings growth.

The baby and family care business delivered unit volume growth of seven percent for the quarter. Volume growth was driven primarily in baby care behind Feel n' Learn training pants in North America and Baby Dry in Western Europe. Family care volume also grew behind recent Bounty and Charmin initiatives. Net sales increased nine percent to $2.85 billion, including a positive foreign exchange impact of three percent. Pricing had no significant impact on sales growth. Gains from the recent North America family care price increase were offset primarily by the continuation of prior-quarter reductions in baby care, including in select Western European countries to address the growth of hard discounters and in North America for new package formats. Mix reduced sales by one percent due primarily to growth in developing markets that have a lower average sales price than the average for the business. Net earnings grew nine percent to $320 million against a difficult base period comparison where earnings grew 23 percent. Earnings improved behind the scale benefits of volume, pricing in North America family care and cost saving projects, partly offset by higher commodity costs and targeted pricing investments in baby care.

HOUSEHOLD CARE
--------------

For the quarter, fabric and home care unit volume was up behind geographic expansion and an increasing presence in multiple price tiers, including the Gain brand in North America. Volume increased 11 percent behind developing market growth, recent initiatives including Tide with a Touch of Downy, Febreze Scent Stories and Air Effects, and the expansion of Lenor fabric softener in Northeast Asia. Net sales increased 12 percent to $3.81 billion. Foreign exchange increased sales by three percent. Pricing reduced sales by one percent driven mainly by actions to remain competitive in Germany and France, and mix reduced sales by one percent due to developing market growth. Net earnings increased seven percent to $600 million. The impacts of volume growth and ongoing savings programs were partially offset by SG&A investments to support new product initiatives, higher costs associated with the fabric care capacity expansion in North America and higher commodity prices. Additionally, earnings margin was negatively impacted by the aforementioned pricing actions and the mix effect of developing market growth, which has a lower gross margin than the balance of the business.

Snacks and coffee sales were $740 million, an increase of one percent behind positive foreign exchange of two percent that offset the impact of a one percent volume decline. Continued competitive discounting and trade promotion activity had an adverse impact on volume growth. Net earnings were $83 million, down 13 percent driven by higher coffee commodity prices and marketing investments behind innovation in the snacks business.

CORPORATE
---------

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items and the historical results of divested businesses, including the juice business, which was divested in August of 2004. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes, which are reflected in the segments at statutory rates, adjustments for unconsolidated entities (where we do not control the financial and operating decisions, and therefore, do not consolidate them) and subsidiaries where we do not have 100% ownership. Because both unconsolidated entities and less than 100 percent owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means we recognize 100 percent of each income statement component to before-tax earnings. In determining net earnings for the segments, we apply the statutory tax rates and eliminate the share of earnings appliable to other ownership interests, in a manner similar to minority interest. Accordingly, the relationship between before-tax earnings and net earnings is impacted by the adjustments necessary to offset the effect of the business segment treatment of taxes, unconsolidated entities, and less than 100 percent owned subsidiaries discussed above.

Net earnings for the quarter were $51 million versus a net loss in the base period of $53 million. The current year earnings reflect the net impact of the juice divestiture, which more than offset the normal level of Corporate expenses. The current period non-operating gain was partially offset by the reduction in operating results for the juice business versus the prior year. Due to the divestiture, the current period includes only one month of operating results.


FINANCIAL CONDITION
-------------------

Operating Activities
--------------------

Cash generated from operating activities for the three months ended September 30, 2004 was $1.92 billion compared to $1.61 billion in the prior year period, an increase of 19%. The increase in cash from operating activities was driven by earnings growth adjusted for non-cash items (depreciation, amortization and deferred income taxes). Accounts receivable and inventory both increased, but at a lower percentage than overall sales growth.

Investing Activities
--------------------

Investing activities in the current year used $413 million compared to $5.30 billion in the prior year period, which included the acquisition of Wella. Capital expenditures were $413 million, or three percent of net sales which is below the Company's long-term target of four percent. Acquisitions used $335 million of cash, primarily driven by the acquisitions of a pharmaceutical and a fabric and home care business in Europe. Proceeds from asset sales were $366 million, which includes the divestiture of the juice business.

Financing Activities
--------------------

Financing activities used net cash of $771 million in the current year compared to a source of cash of $1.96 billion in the base period. The difference relates primarily to increased borrowing in the base period to fund the Wella acquisition. The Company's gross debt position increased $437 million during the three months ended September 30, 2004. The Company also issued $3 billion of long-term debt during the current year to reduce its short-term commercial paper balances. Treasury purchases were $622 million compared to $274 million last year, when the Company was preserving capital for the Wella acquisition.

At June 30, 2004, the Company's current liabilities exceeded current assets by $5.03 billion. The key driver was the use of commercial paper to partially fund the Wella acquisition. At September 30, 2004, this excess had been reduced to $3.19 billion. The Company anticipates being able to support its short-term liquidity through cash generated from operations. The Company also has very strong long- and short-term ratings which will enable it to refinance this debt at favorable rates in commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.

NON-GAAP MEASURES
-----------------

Our discussion of financial results includes several measures not defined by U.S. GAAP. We believe these measures provide our investors with additional information about the underlying results and trends of the Company, as well as insight to some of the metrics used to evaluate management. When used in MD&A, we have provided the comparable GAAP measure in the discussion.

Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.

OTHER MEASURES
--------------

Free Cash Flow. Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company's long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management.

The reconciliation of free cash flow and free cash flow productivity is provided below:


                  Operating      Capital       Free          Net           Free Cash
($MM)             Cash Flow     Spending     Cash Flow     Earnings     Flow Productivity
-----------------------------------------------------------------------------------------
Jul - Sep'03        1,606          364         1,242         1,761            71%

Jul - Sep'04        1,918          413         1,505         2,001            75%


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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                   ISSUER PURCHASES OF EQUITY SECURITIES

                                                                      Total Number of        Maximum Number
                                                                    Shares Purchased as    of Shares that May
                                                                      Part of Publicly       Yet Be Purchased
                        Total Number of      Average Price Paid      Announced Plans or    Under the Plans or
        Period        Shares Purchased(1)      per Share(2)             Programs(3)            Programs(3)

    7/1/04-7/31/04        2,291,462               $53.67                      0                        0
    8/1/04-8/31/04        4,582,484               $53.58                      0                        0
    9/1/04-9/30/04        4,602,469               $54.97                      0                        0


(1) All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan. This table excludes shares withheld from employees to satisify minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 2004 Annual Meeting of Shareholders held on October 12, 2004, the following actions were taken:

The following Directors were elected for terms of office expiring in 2007:

                                        VOTES                        BROKER
                       VOTES FOR       WITHHELD    ABSTENTIONS*    NON-VOTES*
                     --------------------------------------------------------
R. KERRY CLARK       2,164,762,645    56,976,813       N/A            N/A
JOSEPH T. GORMAN     2,168,269,583    53,460,875       N/A            N/A
LYNN M. MARTIN       2,166,210,366    55,520,092       N/A            N/A
RALPH SNYDERMAN      2,170,824,127    50,906,331       N/A            N/A
ROBERT D. STOREY     2,157,608,947    64,121,511       N/A            N/A

* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

In addition, the following Directors continued to serve as Directors after the meeting:

         Norman R. Augustine
         Bruce L. Byrnes
         Scott D. Cook
         Domenico DeSole
         A. G. Lafley
         Charles R. Lee
         W. James McNerney, Jr.
         Johnathan A. Rodgers
         John F. Smith, Jr.
         Margaret C. Whitman
         Ernesto Zedillo

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2005, was approved by the shareholders. The shareholders cast 2,135,461,711 votes in favor of this proposal and 64,340,955 votes against. There were 21,927,792 abstentions.

A proposal by the Board of Directors to approve an amendment to the Amended Articles of Incorporation to increase the authorized number of shares of Common Stock was approved by the shareholders. The shareholders cast 1,991,734,532 votes in favor of this proposal and 205,903,439 votes against. There were 24,092,487 abstentions.

A proposal by the Board of Directors to approve an amendment to the Code of Regulations to provide for the annual election of Directors was defeated by the shareholders. The Board recommended a vote against the amendment. The proposal required the affirmative vote of a majority of the Company's issued and outstanding shares. The shareholders cast 963,030,553 (35.63% of the issued and outstanding shares) votes in favor of this proposal and 852,001,796 votes against. There were 32,478,467 abstentions and 374,219,642 broker non-votes.

A shareholder resolution proposed by the People for the Ethical Treatment of Animals was defeated by the shareholders. The proposal requested that the Board of Directors implement rules and regulations consistent with in-home food studies for pet nutrition. The Board opposed the resolution. The shareholders cast 53,743,362 votes in favor of the resolution and 1,642,826,656 against. There were 150,003,199 abstentions and 375,157,241 broker non-votes.

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

         (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

         (11)    Computation of Earnings per Share.

         (12)    Computation of Ratio of Earnings to Fixed Charges.

         (31)    Rule 13a-14(a)/15d-14(a) Certifications.

         (32)    Section 1350 Certifications.

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2004, the Company did not file any Current Reports on Form 8-K. During the quarter ended September 30, 2004, the Company furnished reports on Form 8-K pursuant to Item 7.01 ("Regulation FD Disclosure") dated September 9, 2004, relating to updating previously issued guidance for the July-September 2004 quarter. The Company also furnished reports on Form 8-K containing information pursuant to Item 8.01 ("Other Events") dated September 1, 2004, relating to A.G. Lafley's extension of his Rule 10b5-1 stock trading plan. The Company also furnished reports on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") dated July 14, 2004, relating to the announcement of a quarterly dividend of twenty-five cents ($.25) per share on the Common Stock and on the Series A ESOP Convertible Class A Preferred Stock. The Company also furnished reports on Form 8-K containing information pursuant to Item 12, ("Results of Operations and Financial Condition") dated August 2, 2004, relating to the announcement of earnings for the quarter and fiscal year ended June 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/S/JOHN K. JENSEN
-------------------------------
(John K. Jensen)
Vice President and Comptroller

October 28, 2004
-------------------------------
Date


                                 EXHIBIT INDEX

Exhibit No.

         (3-1)   Amended Articles of Incorporation

         (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

         (11)    Computation of Earnings per Share.

         (12)    Computation of Ratio of Earnings to Fixed Charges.

         (31)    Rule 13a-14(a)/15d-14(a) Certifications.

         (32)    Section 1350 Certifications.