Form 10-Q
period 2004-12-31
PROCTER & GAMBLE CO
filed 2005-01-31
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 2004    Commission file number 1-434


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



There were 2,522,583,573 shares of Common Stock outstanding as of December 31, 2004.

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the Company) for the three and six months ended December 31, 2004 and 2003, the Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                                THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts

                                                 Three Months Ended                    Six Months Ended
                                                    December 31                           December 31
                                          --------------------------------    ---------------------------------
                                               2004              2003              2004              2003
                                          --------------    --------------    --------------    ---------------

NET SALES                                   $  14,452         $  13,221         $  28,196         $  25,416
      Cost of products sold                     6,871             6,324            13,482            12,203
      Selling, general and
      administrative expense                    4,511             4,155             8,774             7,828
                                          --------------    --------------    --------------    ---------------

OPERATING INCOME                                3,070             2,742             5,940             5,385
      Interest expense                            200               149               381               290
      Other non-operating income, net              55                29               237                69
                                          --------------    --------------    --------------    ---------------

EARNINGS BEFORE INCOME TAXES                    2,925             2,622             5,796             5,164
      Income taxes                                886               804             1,756             1,585
                                          --------------    --------------    --------------    ---------------

NET EARNINGS                                $   2,039         $   1,818         $   4,040         $   3,579
                                          ==============    ==============    ==============     ==============

PER COMMON SHARE:
      Basic net earnings                    $    0.79         $    0.69         $    1.57         $    1.36
      Diluted net earnings                  $    0.74         $    0.65         $    1.47         $    1.28
      Dividends                             $    0.25         $    0.23         $    0.50         $    0.46

DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING               2,741.0           2,800.9           2,748.5           2,799.2

                        THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
Amounts in millions

                                                                  December 31        June 30
ASSETS                                                               2004             2004
                                                                 -------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                        $ 7,676         $ 5,469
     Investment securities                                                494             423
     Accounts receivable                                                4,689           4,062
     Inventories
         Materials and supplies                                         1,476           1,191
         Work in process                                                  380             340
         Finished goods                                                 3,320           2,869
                                                                 -------------    ------------
     Total inventories                                                  5,176           4,400
     Deferred income taxes                                              1,017             958
     Prepaid expenses and other receivables                             1,944           1,803
                                                                 -------------    ------------

TOTAL CURRENT ASSETS                                                   20,996          17,115

PROPERTY, PLANT AND EQUIPMENT
     Buildings                                                          5,433           5,206
     Machinery and equipment                                           20,395          19,456
     Land                                                                 667             642
                                                                 -------------    ------------
                                                                       26,495          25,304
     Accumulated depreciation                                         (11,993)        (11,196)
                                                                 -------------    ------------

NET PROPERTY, PLANT AND EQUIPMENT                                      14,502          14,108

GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill                                                          20,651          19,610
     Trademarks and other intangible assets, net                        4,655           4,290
                                                                 -------------    ------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                               25,306          23,900

OTHER NON-CURRENT ASSETS                                                2,228           1,925
                                                                 -------------    ------------

TOTAL ASSETS                                                         $ 63,032        $ 57,048
                                                                 =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                 $ 3,264         $ 3,617
     Accrued and other liabilities                                      8,083           7,689
     Taxes payable                                                      2,695           2,554
     Debt due within one year                                           9,861           8,287
                                                                 -------------    ------------

TOTAL CURRENT LIABILITIES                                              23,903          22,147

LONG-TERM DEBT                                                         13,385          12,554

DEFERRED INCOME TAXES                                                   2,307           2,261

OTHER NON-CURRENT LIABILITIES                                           3,553           2,808
                                                                 -------------    ------------

TOTAL LIABILITIES                                                      43,148          39,770

SHAREHOLDERS' EQUITY
     Preferred stock                                                    1,505           1,526
     Common stock - shares outstanding Dec 31   2,522.6                 2,523
                                       June 30  2,543.8                                 2,544
     Additional paid-in capital                                         2,779           2,425
     Reserve for ESOP debt retirement                                  (1,271)         (1,283)
     Accumulated other comprehensive income                              (366)         (1,545)
     Retained earnings                                                 14,714          13,611
                                                                 -------------    ------------

TOTAL SHAREHOLDERS' EQUITY                                             19,884          17,278
                                                                 -------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 63,032        $ 57,048
                                                                 =============    ============

See accompanying Notes to Consolidated Financial Statements

                   THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
Amounts in millions                                                December 31
                                                             ------------------------
                                                                 2004         2003
                                                             -----------  -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 $ 5,469      $ 5,912

OPERATING ACTIVITIES
       Net earnings                                              4,040        3,579
       Depreciation and amortization                               928          857
       Deferred income taxes                                       378          233
       Change in:
            Accounts receivable                                   (387)        (452)
            Inventories                                           (582)         (74)
            Accounts payable, accrued and other liabilities       (518)        (183)
            Other operating assets & liabilities                  (171)        (144)
       Other                                                       291          145
                                                             -----------  -----------

TOTAL OPERATING ACTIVITIES                                       3,979         3,961
                                                             -----------  -----------

INVESTING ACTIVITIES
       Capital expenditures                                       (911)        (810)
       Proceeds from asset sales                                   367          124
       Acquisitions, net of cash acquired                         (351)      (5,358)
       Change in investment securities                             (73)         (69)
                                                             -----------  -----------

TOTAL INVESTING ACTIVITIES                                        (968)      (6,113)
                                                             -----------  -----------

FINANCING ACTIVITIES
       Dividends to shareholders                                (1,335)      (1,245)
       Change in short-term debt                                    50        2,791
       Additions to long-term debt                               3,041        1,405
       Reductions of long-term debt                             (1,565)        (993)
       Proceeds from the exercise of stock options and other       201          233
       Treasury purchases                                       (1,633)      (1,046)
                                                             -----------  -----------

TOTAL FINANCING ACTIVITIES                                      (1,241)       1,145
                                                             -----------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                        437           38

CHANGE IN CASH AND CASH EQUIVALENTS                              2,207         (969)
                                                             -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 7,676      $ 4,943
                                                             ===========  ===========

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the Form 8-K filed on October 22, 2004 reflecting certain changes to the Company's segment information. The results of operations for the three-month and six-month periods ended December 31, 2004 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended December 31, 2004 and 2003 was $3,001 million and $2,429 million, respectively. For the six months ended December 31, 2004 and 2003, total comprehensive income was $5,219 million and $4,366 million, respectively.

3. Segment Information - Following is a summary of segment results, including supplemental data on the Fabric and Home Care, Snacks and Coffee, Health Care and Baby and Family Care businesses.

                                                     SEGMENT INFORMATION

Amounts in millions
                                               Three Months Ended December 31               Six Months Ended December 31
                                         ------------------------------------------  ------------------------------------------
                                                     Earnings Before                             Earnings Before
                                          Net Sales    Income Taxes   Net Earnings    Net Sales    Income Taxes   Net Earnings
                                         ------------------------------------------  ------------------------------------------

Total Beauty Care                 2004    $  5,022     $    1,166      $      814     $   9,677    $    2,174       $    1,506
                                  2003       4,492          1,011             654         8,245         1,902            1,253

    Health Care                   2004    $  2,043     $      472      $      313     $   3,887    $      847       $      568
                                  2003       1,908            488             325         3,636           881              591

    Baby & Family Care            2004    $  2,978     $      577      $      360     $   5,828    $    1,093       $      680
                                  2003       2,673            446             281         5,280           918              575
                                         ------------------------------------------  ------------------------------------------
Total Health, Baby & Family Care  2004    $  5,021     $    1,049      $      673     $   9,715    $    1,940       $    1,248
                                  2003       4,581            934             606         8,916         1,799            1,166

    Fabric & Home Care            2004    $  3,784     $      836      $      566     $   7,594    $    1,733       $    1,166
                                  2003       3,407            843             568         6,800         1,675            1,128

    Snacks & Coffee               2004    $    846     $      190      $      124     $   1,586    $      316       $      207
                                  2003         808            196             129         1,541           339              224
                                         ------------------------------------------  -------------------------------------------
Total Household Care              2004    $  4,630     $    1,026      $      690     $   9,180    $    2,049       $    1,373
                                  2003       4,215          1,039             697         8,341         2,014            1,352

Corporate                         2004    $   (221)    $     (316)     $     (138)    $    (376)   $     (367)      $      (87)
                                  2003         (67)          (362)           (139)          (86)         (551)            (192)

                                         ------------------------------------------  -------------------------------------------
Total                             2004    $ 14,452     $    2,925      $    2,039     $  28,196    $    5,796       $    4,040
                                  2003      13,221          2,622           1,818        25,416         5,164            3,579

4. Goodwill and Other Intangible Assets - Goodwill as of December 31, 2004 is allocated by reportable segment as follows (amounts in millions):

                                                          Six Months Ended
                                                          December 31, 2004
                                                          -----------------
     Total Beauty Care, beginning of year                  $        14,457
                   Acquistions & divestiture                           132
                   Translation & other                                 783
                    Goodwill, December 31, 2004            $        15,372

         Health Care, beginning of year                    $         3,315
                   Acquistions & divestiture                            27
                   Translation & other                                  33
                    Goodwill, December 31, 2004            $         3,375

         Baby & Family Care, beginning of year             $           941
                   Acquistions & divestiture                            --
                   Translation & other                                  52
                    Goodwill, December 31, 2004            $           993

     Total Health, Baby & Family Care, beginning of year   $         4,256
                   Acquistions & divestiture                            27
                   Translation & other                                  85
                    Goodwill, December 31, 2004            $         4,368

         Fabric & Home Care, beginning of year             $           614
                   Acquistions & divestiture                            27
                   Translation & other                                  10
                    Goodwill, December 31, 2004            $           651

         Snacks & Coffee, beginning of year                $           283
                   Acquistions & divestiture                           (25)
                   Translation & other                                   2
                    Goodwill, December 31, 2004            $           260

     Total Household Care, beginning of year               $           897
                   Acquistions & divestiture                             2
                   Translation & other                                  12
                    Goodwill, December 31, 2004            $           911

     Goodwill, Net, beginning of year                      $        19,610
                   Acquistions & divestiture                           161
                   Translation & other                                 880
                    Goodwill, December 31, 2004            $        20,651


     The increase in goodwill from June 30, 2004 is primarily due to the completed allocation of the purchase price relating to the September 2003 acquisition of Wella AG and translation impacts. The Company finalized the allocation of Wella purchase price to the individual assets acquired and liabilities assumed. In addition, the Company completed its analysis of collaboration plans.

     Identifiable intangible assets as of December 31, 2004 are comprised of (amounts in millions):

                                                  Gross Carrying  Accumulated
                                                      Amount      Amortization
      Amortizable intangible assets with              2,362          687
      determinable lives
      Intangible assets with indefinite lives         2,980            -
      ------------------------------------------------------------------------
      Total identifiable intangible assets            5,342          687


     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of certain trademarks.

     The amortization of intangible assets for the three and six months ended December 31, 2004 is $51 million and $99 million, respectively.

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

     Amounts in millions except per share data

                                          Three Months Ended                 Six Months Ended
                                             December 31                        December 31
                                     -----------------------------     -----------------------------
                                          2004           2003               2004           2003
                                      ------------   ------------       ------------   ------------
     Net earnings
          As reported                 $   2,039      $   1,818          $   4,040      $   3,579
          Pro forma expense                  64             65                123            147
          Pro forma                       1,975          1,753              3,917          3,432

     Net earnings per common share
     Basic
          As reported                 $    0.79      $    0.69          $    1.57      $    1.36
          Pro forma adjustments           (0.02)         (0.03)             (0.05)         (0.06)
          Pro forma                        0.77           0.66               1.52           1.30
     Diluted
          As reported                      0.74           0.65               1.47           1.28
          Pro forma adjustments           (0.02)         (0.03)             (0.05)         (0.06)
          Pro forma                        0.72           0.62               1.42           1.22



     The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The Company plans to adopt SFAS 123(R) on July 1, 2005 using the modified retrospective method, whereby all prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after July 1, 1995. The impact of adopting SFAS 123 (R) will be consistent with the impact previously disclosed pursuant to the pro forma disclosure requirements of SFAS No. 123.

6. Postretirement Benefits - The Company offers various postretirement benefits to its employees. Additional information about these benefits is incorporated herein by reference to Note 9, Postretirement Benefits and Employee Stock Ownership Plan, which appears on page 58-63 of the Annual report to Shareholders for the fiscal year ended June 30, 2004.

     The components of net periodic benefit cost are as follows:

     Amounts in millions

                                                           Pension Benefits                    Other Retiree Benefits
                                                  ----------------------------------     ----------------------------------
                                                          Three Months Ended                     Three Months Ended
                                                              December 31                            December 31
                                                  ----------------------------------     ----------------------------------
                                                      2004                 2003              2004                 2003
                                                  -------------        -------------     -------------        -------------

     Service Cost                                 $        40          $        42       $        17          $        22
     Interest Cost                                         60                   52                37                   43
     Expected Return on Plan Assets                       (46)                 (39)              (84)                 (82)
     Amortization of Prior Service Cost
         and Prior Transition Amount                        2                    1                (6)                  (1)
     Curtailment and Settlement Loss (Gain)                 -                   (5)                -                    -
     Recognized Net Actuarial Loss (Gain)                   8                    7                 -                    1
                                                  -------------        -------------     -------------        -------------

     Gross Benefit Cost                                    64                   58               (36)                 (17)

     Dividends on ESOP Preferred Stock                      -                    -               (18)                 (18)
                                                  -------------        -------------     -------------        -------------

     Net Periodic Benefit Cost                    $        64          $        58       $       (54)         $       (35)
                                                  =============        =============     =============        =============



                                                           Pension Benefits                    Other Retiree Benefits
                                                  ----------------------------------     ----------------------------------
                                                          Six Months Ended                       Six Months Ended
                                                             December 31                            December 31
                                                  ----------------------------------     ----------------------------------
                                                      2004                 2003              2004                 2003
                                                  -------------        -------------     -------------        -------------

      Service Cost                                $        78          $        76       $        34          $        44
      Interest Cost                                       118                  100                73                   86
      Expected Return on Plan Assets                      (89)                 (76)             (167)                (164)
      Amortization of Prior Service Cost
          and Prior Transition Amount                       3                    1               (11)                  (1)
      Curtailment and Settlement Loss (Gain)                -                   (5)                -                    -
      Recognized Net Actuarial Loss (Gain)                 16                   14                 -                    1
                                                  -------------        -------------     -------------        -------------

      Gross Benefit Cost                                  126                  110               (71)                 (34)

      Dividends on ESOP Preferred Stock                     -                    -               (36)                 (36)
                                                  -------------        -------------     -------------        -------------

      Net Periodic Benefit Cost                   $       126          $       110       $      (107)         $       (70)
                                                  =============        =============     =============        =============

     In 2005, the expected return on plan assets is 7.2% and 9.5% for defined benefit and other retiree benefit plans, respectively.

7. Income Taxes - The American Jobs Creation Act of 2004 (the "Act") was passed during the fourth quarter of 2004. The Act permits United States corporations to repatriate earnings of foreign subsidiaries at a special one-time favorable effective federal statutory tax rate of 5.25 percent as compared to the highest corporate tax rate of 35 percent. The maximum amount of P&G's foreign earnings that may qualify for this temporary rate reduction is approximately $10.7 billion. Because the Act as currently written contains significant uncertainties that need to be clarified or redrafted, the accompanying financial statements do not reflect any tax expense for repatriation of foreign earnings under the Act. The actual cost to the Company depends on a number of factors that are currently being analyzed, including the passage of the clarifying provisions. P&G expects to determine the amounts and sources of foreign earnings to be repatriated, if any, as well as the related one time tax expense, if the statutory language is revised and interpretations are issued.

8. The Gillette Company Acquisition - On January 27, 2005 the Company entered into an agreement to acquire 100% of The Gillette Company. The agreement, which has been approved by the boards of directors of both companies, provides for a stock-for-stock exchange in which 0.975 shares of The Procter & Gamble Company common stock will be issued and exchanged, on a tax-free basis, for each share of The Gillette Company. Based on the Company's closing share price on the date of the agreement, the total consideration issued for The Gillette Company would be approximately $57 billion.

     The Gillette Company is the world leader in male grooming, a category that includes blades, razors and shaving preparations, and in selected female grooming products. Gillette also holds the number one position worldwide in alkaline batteries and toothbrushes. The merger, which is expected to be completed in Fall 2005, is subject to approval by the stockholders of both companies as well as U.S. federal and state and non-U.S. regulatory authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized in the following sections:

     Overview
     Results of Operations - Three Months Ended December 31, 2004
     Results of Operations - Six Months Ended December 31, 2004
     Business Segment Discussion (three and six months ended December 31, 2004) Financial Condition

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

The following table provides the percentage of net sales and net earnings by business segment for the six months ended December 31, 2004 (excludes net sales and net earnings in Corporate):

                                     Net Sales               Net Earnings
                              ------------------------ ------------------------
Beauty Care                             34%                       37%

Health, Baby and Family Care:           34%                       30%
     Health Care                        14%                       14%
     Baby and Family Care               20%                       16%

Household Care:                         32%                       33%
     Fabric and Home Care               27%                       28%
     Snacks and Coffee                   5%                        5%

Total                                  100%                      100%


Summary of Results
------------------
Following are highlights of results for the six months ended December 31, 2004:

     o   Unit volume increased 10 percent.
     o Net sales increased 11 percent (eight percent excluding the impact of foreign exchange). Net sales growth includes a two percent gain from the impact of acquisitions.
     o Net earnings increased 13 percent. Earnings growth was due primarily to strong top line growth, the juice business divestiture and cost savings, partially offset by marketing investments and higher commodity costs.
     o Diluted net earnings per share increased 15 percent versus the comparable prior year period. Free cash flow productivity was 76 percent. Operating cash flow was essentially flat versus the comparable prior year period. While free cash flow productivity for the first six months of fiscal year 2005 is below the long-term target, our objective for the fiscal year remains at 90 percent or greater free cash flow productivity.

Forward Looking Statements
--------------------------
All statements, other than statements of historical fact included in this release, are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition to the risks and uncertainties noted in this release, there are certain factors that could cause actual results to differ materially from those anticipated by some of the statements made. These include:

(1) the ability to achieve business plans, including with respect to lower income consumers and growing existing sales and volume profitably despite high levels of competitive activity, especially with respect to the product categories and geographical markets (including developing markets) in which the Company has chosen to focus;
(2) successfully executing, managing and integrating key acquisitions, including (i) the Domination and Profit Transfer Agreement with Wella, and
     (ii) the Company's agreement to acquire The Gillette Company, including obtaining the related required shareholder and regulatory approvals;
(3)  the ability to manage and maintain key customer relationships;
(4) the ability to maintain key manufacturing and supply sources (including sole supplier and plant manufacturing sources);
(5) the ability to successfully manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending matters within current estimates;
(6) the ability to successfully implement, achieve and sustain cost improvement plans in manufacturing and overhead areas, including the success of the Company's outsourcing projects;
(7) the ability to successfully manage currency (including currency issues in volatile countries), debt (including debt related to the Company's announced plan to repurchase shares of the Company's stock in connection with the Company's pending acquisition of The Gillette Company), interest rate and certain commodity cost exposures;
(8) the ability to manage the continued global political and/or economic uncertainty and disruptions, especially in the Company's significant geographical markets, as well as any political and/or economic uncertainty and disruptions due to terrorist activities;
(9) the ability to successfully manage increases in the prices of raw materials used to make the Company's products;
(10) the ability to stay close to consumers in an era of increased media fragmentation; and
(11) the ability to stay on the leading edge of innovation.

If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual results could vary materially from the forward-looking statements made herein.

RESULTS OF OPERATIONS - Three Months Ended December 31, 2004
------------------------------------------------------------

The following discussion provides a review of results for the three months ended December 31, 2004 versus the three months ended December 31, 2003.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                 (Amounts in Millions Except Per Share Amounts)
                        Consolidated Earnings Information

                                                                       Three Months Ended
                                                                          December 31
                                                         ---------------------------------------------
                                                                 2004              2003        % CHG
                                                         ---------------------------------------------
NET SALES                                                  $   14,452        $   13,221          9 %
 COST OF PRODUCTS SOLD                                          6,871             6,324          9 %
                                                         ---------------------------------------------
GROSS MARGIN                                                    7,581             6,897         10 %
 SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                                       4,511             4,155          9 %
                                                         ---------------------------------------------
OPERATING INCOME                                                3,070             2,742         12 %
 TOTAL INTEREST EXPENSE                                           200               149
 OTHER NON-OPERATING INCOME, NET                                   55                29
                                                         ---------------------------------------------
EARNINGS BEFORE INCOME TAXES                                    2,925             2,622         12 %
 INCOME TAXES                                                     886               804

NET EARNINGS                                                    2,039             1,818          12 %
                                                         =============================================
EFFECTIVE TAX RATE                                               30.3 %            30.7 %



PER COMMON SHARE:
 BASIC NET EARNINGS                                        $     0.79        $     0.69          14 %
 DILUTED NET EARNINGS                                      $     0.74        $     0.65          14 %
 DIVIDENDS                                                 $     0.25        $     0.23
AVERAGE DILUTED SHARES OUTSTANDING                            2,741.0           2,800.9



COMPARISONS AS A % OF NET SALES
-------------------------------
 GROSS MARGIN                                                    52.5 %            52.2 %        30 bps
 SELLING, GENERAL & ADMINISTRATIVE
   EXPENSE                                                       31.2 %            31.4 %       (20)bps
 OPERATING MARGIN                                                21.2 %            20.7 %        50 bps
 EARNINGS BEFORE INCOME TAXES                                    20.2 %            19.8 %
 NET EARNINGS                                                    14.1 %            13.8 %        30 bps

Unit volume increased seven percent. Organic volume increased eight percent, which excludes the impact of acquisitions and divestitures (primarily the sale of the juice business). Growth was broad-based -- each geographic region and all businesses delivered volume growth of mid-single digits or greater, led by developing market growth in the high-teens and 10 percent growth in fabric and home care.

Net sales for the quarter increased nine percent to $14.45 billion. Foreign exchange contributed three percent to sales growth primarily behind continued strength of the Euro, British pound and Japanese yen. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange from year-over-year comparisons, increased seven percent. Strong growth in developing markets resulted in a negative mix impact of one percent on sales. Pricing did not have an impact on sales growth. Price reductions in prior quarters, primarily in Western Europe to address the growth of hard discounters, were offset by price increases to partially recover higher commodity costs in family care, health care and certain fabric care markets.

                                       Volume
                            ------------------------------
                                With
                            Acquisitions      Without                                           Total
                                  &         Acquisitions                     Mix/     Total     Impact
                            Divestitures   & Divestitures    FX    Price    Other     Impact    Ex-FX
                            -------------- --------------- ------- ------- --------- --------- ---------
BEAUTY CARE                      9%              9%          4%      0%      -1%       12%        8%

HEALTH, BABY & FAMILY CARE
     HEALTH CARE                 6%              5%          2%      1%      -2%        7%        5%
     BABY AND FAMILY CARE        6%              6%          3%      1%       1%       11%        8%

HOUSEHOLD CARE
     FABRIC AND HOME CARE        10%             8%          3%      0%      -2%       11%        8%
     SNACKS AND COFFEE           5%              5%          2%     -2%       0%        5%        3%

TOTAL COMPANY                    7%              8%          3%      0%      -1%        9%        6%

Note: Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin improved 30 basis points versus the prior year period. Gross margin expanded from the scale benefit of volume growth and cost reduction programs, however, these favorable impacts were partially offset by higher commodity costs. Additionally, gross margin was negatively impacted by strong growth in developing markets, which have gross margins below the Company average, and product mix. The base period included a higher percentage of sales in the health care business, which has a higher gross margin than the Company average. The Company expects gross margin to continue to be negatively impacted by higher commodity prices through the remainder of the fiscal year. As discussed above, price increases have been taken to recover some of the impact of higher commodity costs in certain product categories.

Selling, general and administrative expenses (SG&A) as a percentage of net sales decreased 20 basis points. Absolute spending for SG&A increased versus the prior year, but at a lower rate compared to net sales. We continue to invest in marketing to support initiatives such as Febreze Air Effects, Febreze Scent Stories, Olay Moisturinse, Tide with a Touch of Downy and the expansion of Lenor and Herbal Essences in Japan, as well as spending against the base business. Additionally, SG&A spending is up behind investments in selling and research and development to sustain top-line growth. Base period SG&A expense also included a higher provision for minority interest than in the current year, with the reduction driven by our purchase of the remaining stake in the China venture from Hutchison Whampoa China Ltd. and completion of a domination and profit transfer agreement with Wella AG.

Interest expense in the current quarter increased versus the comparable prior year period due to the increase in the Company's average debt position.

Net earnings increased 12 percent to $2.04 billion. Earnings growth in the quarter was driven primarily by volume, gross margin improvements discussed above and other cost reduction programs, partially offset by commodity price increases and the aforementioned marketing investments.

Diluted net earnings per share increased 14 percent to $0.74. Diluted net earnings per share grew ahead of net earnings due to the lower number of diluted shares outstanding, which was driven by our share repurchases.

RESULTS OF OPERATIONS - Six Months Ended December 31, 2004
----------------------------------------------------------

The following discussion provides a review of results for the six months ended December 31, 2004 versus the six months ended December 31, 2003.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                 (Amounts in Millions Except Per Share Amounts)
                        Consolidated Earnings Information

                                                          Six Months Ended
                                                            December 31
                                             ------------------------------------------
                                                   2004             2003        % CHG
                                             ------------------------------------------
NET SALES                                     $   28,196       $   25,416        11 %
 COST OF PRODUCTS SOLD                            13,482           12,203        10 %
                                             ------------------------------------------
GROSS MARGIN                                      14,714           13,213        11 %
 SELLING, GENERAL & ADMINISTRATIVE
   EXPENSE                                         8,774            7,828        12 %
                                             ------------------------------------------
OPERATING INCOME                                   5,940            5,385        10 %
 TOTAL INTEREST EXPENSE                              381              290
 OTHER NON-OPERATING INCOME, NET                     237               69
                                             ------------------------------------------
EARNINGS BEFORE INCOME TAXES                       5,796            5,164        12 %
 INCOME TAXES                                      1,756            1,585

NET EARNINGS                                       4,040            3,579        13 %
                                             ==========================================

EFFECTIVE TAX RATE                                30.3 %           30.7 %



PER COMMON SHARE:
 BASIC NET EARNINGS                           $     1.57       $     1.36        15 %
 DILUTED NET EARNINGS                         $     1.47       $     1.28        15 %
 DIVIDENDS                                    $     0.50       $     0.46
AVERAGE DILUTED SHARES OUTSTANDING               2,748.5          2,799.2



COMPARISONS AS A % OF NET SALES
-------------------------------
 GROSS MARGIN                                     52.2 %           52.0 %        20 bps
 SELLING, GENERAL & ADMINISTRATIVE
   EXPENSE                                        31.1 %           30.8 %        30 bps
 OPERATING MARGIN                                 21.1 %           21.2 %       (10)bps
 EARNINGS BEFORE INCOME TAXES                     20.6 %           20.3 %
 NET EARNINGS                                     14.3 %           14.1 %        20 bps

Fiscal year to date, unit volume increased 10 percent. All businesses and geographic regions posted unit volume growth, reflecting the strength of the Company's portfolio. Organic volume, which excludes acquisitions and divestitures, increased eight percent. Additional volume from the acquisition of Wella, which was acquired in September of 2003, was partially offset by the divestiture of the juice business in August of 2004. Unit volume growth was led by beauty care, up 16 percent, and fabric and home care, up 11 percent. Developing markets also delivered double-digit volume growth led by Greater China and Central and Eastern Europe/Middle East/Africa.

For the first six months of the fiscal year, net sales increased 11 percent to $28.20 billion. Foreign exchange contributed three percent to sales growth driven primarily by the strength of the Euro, British pound and Japanese yen. Organic sales increased six percent. Strong growth in developing markets, where the average unit sales price is lower than the Company average, resulted in a negative mix impact of one percent on sales. Pricing actions also reduced sales by one percent, as price increases in family care, health care and certain laundry markets were more than offset by price investments, primarily initiated in prior quarters, including in Europe to address the growth of hard discounters.


                                        Volume
                             ------------------------------
                                 With
                             Acquisitions      Without                                           Total
                                   &         Acquisitions                     Mix/     Total     Impact
                             Divestitures   & Divestitures    FX    Price    Other     Impact    Ex-FX
                             -------------- --------------- ------- ------- --------- --------- ---------
BEAUTY CARE                       16%             9%          4%     -1%      -2%       17%       13%

HEALTH, BABY & FAMILY CARE
     HEALTH CARE                  6%              5%          2%      1%      -2%        7%        5%
     BABY AND FAMILY CARE         7%              7%          3%      0%       0%       10%        7%

HOUSEHOLD CARE
     FABRIC AND HOME CARE         11%             9%          3%     -1%      -1%       12%        9%
     SNACKS AND COFFEE            2%              2%          2%     -1%       0%        3%        1%

TOTAL COMPANY                     10%             8%          3%     -1%      -1%       11%        8%

Note: Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin improved 20 basis points fiscal year to date against a comparable base period where gross margin improved 240 basis points (including approximately 80 basis points of improvement as a result of restructuring program charges in the six months ending December 31, 2002). Gross margin expanded behind the scale benefits of volume growth and cost reduction programs. These benefits were partially offset by commodity price increases. Mix was about neutral to gross margin, as the impact of strong developing market growth was offset by the impacts of the Wella acquisition, which has a higher gross margin than the Company average (current fiscal year to date results include a full six months of Wella versus four months in the comparable prior year period).

Selling, general and administrative expenses (SG&A) increased by 30 basis points as a percentage of net sales. The primary driver of the increase was marketing investments to support product initiatives, including the expansion of Lenor and Herbal Essences, support for oral care initiatives in Western Europe and North America, Febreze, and the Olay brand. Wella, which has a higher SG&A ratio than the Company average, also contributed to higher SG&A, as the current year includes two additional months of Wella in the results.

Interest expense in the current fiscal year to date increased versus the comparable prior year period due to the increase in the Company's debt position. The increase in other non-operating income compared to the prior year is primarily due to the before-tax gain on the sale of the juice business in the current year.

Net earnings increased 13 percent to $4.04 billion. Earnings growth fiscal year to date was driven primarily by volume, gross margin improvement and the impact from the divestiture of the juice business. This was partially offset by the marketing investments discussed above. Diluted net earnings per share increased 15 percent to $1.47 compared to $1.28 in the comparable prior year period. Diluted net earnings per share grew ahead of net earnings due to the impact of share repurchases.

BUSINESS SEGMENT DISCUSSION
---------------------------

The following discussion provides a review of results by business segment. An analysis of the results for the three and six months ended December 31, 2004 is provided compared to the same period ended December 31, 2003. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net earnings by business segment for the three and six months ended December 31, 2004 versus the comparable prior year period:

                                                     Three Months Ended December 31, 2004
                            -------------------------------------------------------------------------------------
                                                            Earnings
                                              % Change        Before      % Change                    % Change
                                                Versus        Income        Versus          Net         Versus
                               Net Sales      Year Ago         Taxes      Year Ago      Earnings      Year Ago
                            -------------------------------------------------------------------------------------
BEAUTY CARE                     $  5,022           12%      $  1,166           15%      $    814           24%

     HEALTH CARE                   2,043            7%           472           -3%           313           -4%
     BABY AND FAMILY CARE          2,978           11%           577           29%           360           28%
                            -------------------------------------------------------------------------------------
HEALTH, BABY & FAMILY CARE         5,021           10%         1,049           12%           673           11%

     FABRIC AND HOME CARE          3,784           11%           836           -1%           566            0%
     SNACKS AND COFFEE               846            5%           190           -3%           124           -4%
                            -------------------------------------------------------------------------------------
HOUSEHOLD CARE                     4,630           10%         1,026           -1%           690           -1%

TOTAL BUSINESS SEGMENT            14,673           10%         3,241            9%         2,177           11%
CORPORATE                          (221)           n/a         (316)           n/a          (138)          n/a
                            -------------------------------------------------------------------------------------
TOTAL COMPANY                     14,452            9%         2,925           12%         2,039           12%


                                                     Six Months Ended December 31, 2004
                            -------------------------------------------------------------------------------------
                                                            Earnings
                                               % Change       Before      % Change                    % Change
                                                 Versus       Income        Versus           Net        Versus
                                Net Sales      Year Ago        Taxes      Year Ago      Earnings      Year Ago
                            -------------------------------------------------------------------------------------
BEAUTY CARE                     $  9,677           17%      $  2,174           14%      $  1,506           20%

     HEALTH CARE                   3,887            7%           847           -4%           568           -4%
     BABY AND FAMILY CARE          5,828           10%         1,093           19%           680           18%
                            -------------------------------------------------------------------------------------
HEALTH, BABY & FAMILY CARE         9,715            9%         1,940            8%         1,248            7%

     FABRIC AND HOME CARE          7,594           12%         1,733            3%         1,166            3%
     SNACKS AND BEVERAGES          1,586            3%           316           -7%           207           -8%
                            -------------------------------------------------------------------------------------
HOUSEHOLD CARE                     9,180           10%         2,049            2%         1,373            2%

TOTAL BUSINESS SEGMENT            28,572           12%         6,163            8%         4,127            9%
CORPORATE                           (376)          n/a          (367)          n/a           (87)          n/a
                            -------------------------------------------------------------------------------------
TOTAL COMPANY                     28,196           11%         5,796           12%         4,040           13%


BEAUTY CARE
-----------
For the quarter, unit volume increased nine percent driven by double-digit growth in the personal beauty care and feminine care businesses. The Olay brand delivered double-digit growth behind the continued success of Olay Regenerist, expansion to new geographies, and the launch of Olay Quench Hand & Body lotion. Feminine care delivered double-digit growth behind the continued strength of the Always/Whisper, Naturella and Tampax brands. In hair care, the Pantene, Head & Shoulders, Herbal Essences, Rejoice and Aussie brands each grew volume by double-digits, partially offset by lower shipments for minor shampoo brands which have been de-emphasized. Net sales increased 12 percent to $5.02 billion, including a positive foreign exchange impact of four percent. Strong growth in developing markets, particularly Greater China, resulted in a negative mix impact of one percent on sales. Net earnings increased 24 percent to $814 million. Earnings growth was driven by higher volume, cost reduction programs, the impact of the Company's increased ownership of the China operation and the domination and profit transfer agreement with Wella AG. Net earnings growth was partially reduced by increased marketing spending for product initiatives, including Olay Moisturinse, Lacoste Touch of Pink, Pantene Pro-Health and the expansion of Herbal Essences in Japan.

For the first six months of the fiscal year, unit volume is up 16 percent, which includes two additional months of Wella compared to the base period. Organic volume increased nine percent. Net sales increased 17 percent to $9.68 billion. Foreign exchange contributed four percent to sales growth. Pricing reduced sales by one percent, while the mix impact of strong developing market growth reduced sales by two percent. Net earnings increased 20 percent to $1.51 billion. Net earnings increased primarily due to volume growth, cost reduction programs, the impacts of the Company's increased ownership of the China operation and domination and profit transfer agreement with Wella AG, partially offset by marketing spending to support initiatives.

HEALTH, BABY AND FAMILY CARE
----------------------------
Health care unit volume for the quarter increased six percent behind growth of Actonel, Prilosec OTC and double-digit growth in developing markets, primarily in oral care. Volume growth was negatively impacted by the pipeline volume in the base period for Crest Whitestrips Premium, which continued to decline in the current period. Net sales increased seven percent to $2.04 billion, including a positive foreign exchange impact of two percent. Pricing added one percent to sales, while product mix reduced sales by two percent due to the shift of Macrobid branded sales to generic sales and strong developing market growth. Net earnings were $313 million, a decrease of four percent against a base period where earnings grew 32 percent. Earnings were negatively impacted by the product mix impacts from lower Macrobid sales, a decline in oral care whitening volume and developing market growth. Additionally, earnings for the quarter were negatively impacted by an increase in the royalty expense rate for Prilosec OTC, higher commodity prices and one-time costs associated with the Intrinsa program.

Fiscal year to date, health care unit volume increased six percent. Net sales grew seven percent to $3.89 billion. Foreign exchange added two percent to sales growth. Price increases in pharmaceuticals and pet health and nutrition added one percent to sales growth. The mix impact of strong developing market growth, particularly in Greater China, reduced sales by two percent. Net earnings were $568 million, a decrease of four percent. Earnings were lower year-over-year due, in part, to product mix impacts of lower volume in Macrobid, Crest Whitestrips Premium and Vicks. Earnings were also lower due to the impacts of the higher royalty expense rate for Prilosec OTC, higher commodity costs and marketing investments in support of initiatives. Health care earnings are expected to increase by double-digits in the last six months of the fiscal year due to higher sales of Vicks due to the timing of the North America cough/cold season and product initiatives planned for the remainder of the fiscal year.

Baby and family care unit volume increased six percent for the quarter, driven primarily by strength in baby care in North America and developing markets. Family care volume continued its momentum in North America behind the recent Bounty and Charmin initiatives. Net sales increased 11 percent to $2.98 billion, including a positive foreign exchange impact of three percent. Pricing had a one percent positive impact on sales growth, primarily behind the recent price increase in North America family care. Product mix was also positive due to the strong growth of the North America business. Net earnings grew 28 percent to $360 million. Earnings improved behind volume strength, pricing in North America family care and manufacturing cost savings, partly offset by higher commodity costs.

Baby and family care unit volume increased seven percent fiscal year to date. Growth was driven behind baby care's continuous stream of innovation including Feel and Learn training pants in North America and Baby Dry in Western Europe, as well as family care's recent Bounty and Charmin initiatives. Net sales increased 10 percent to $5.83 billion, including a three percent impact from foreign exchange. Net earnings increased 18 percent to $680 million. Earnings improved behind the scale benefits of volume, pricing in North America family care and manufacturing cost savings projects, partly offset by higher commodity costs.

HOUSEHOLD CARE
--------------
For the quarter, fabric and home care unit volume grew 10 percent, including a two percent impact from acquisitions. Both fabric care and home care grew volume 10 percent. Volume growth was driven by developing markets, the continued success of Lenor in North East Asia, Downy Simple Pleasures in North America, Swiffer in Western Europe and Febreze Air Effects. Net sales increased 11 percent to $3.78 billion, including a foreign exchange benefit of three percent. Sales growth includes a negative mix impact of two percent from faster growth in developing markets and mid-tier products, including Gain in North America. Net earnings of $566 million were essentially flat versus the prior year. The benefits of volume growth were offset by commodity cost increases and marketing expenses to support initiatives, as well as costs incurred to optimize the North America supply chain (which includes capacity expansions and relocation of certain manufacturing processes between facilities). Earnings were also negatively impacted by expenses associated with the recall of Sweep + Vac by Swiffer.

Fabric and home care unit volume increased 11 percent fiscal year to date behind geographic expansion and growth in multiple price tiers. Acquisitions added two percent to volume versus the prior year. Net sales increased 12 percent to $7.59 billion. Foreign exchange improved sales growth by three percent. Pricing, primarily in Western Europe, reduced sales by one percent. The mix effect of developing market growth, where the average unit sales price is generally lower than the business average, reduced sales by one percent. Net earnings through the first six months of the fiscal year increased three percent to $1.17 billion. The benefit of volume growth on earnings was partially offset by commodity price increases, higher marketing spending to support initiatives and pricing actions. Earnings were also negatively impacted by the mix effect of developing markets, which have a lower gross margin than the balance of the business. Earnings growth for the second half of the fiscal year is expected to increase only modestly versus the prior year, as high commodity costs and continued expansion in developing markets are expected to negatively impact profit margins.

Snacks and coffee volume was up five percent and net sales increased five percent to $846 million. Sales growth includes a two percent gain from foreign exchange, which was offset by the impact of pricing. Net earnings were $124 million, a four percent decrease due primarily to pricing. The coffee category also continues to experience higher commodity costs. As a consequence, the Company recently announced a 14 percent price increase for Folgers coffee intended to recover the impact of higher commodity prices. Marketing expenses increased in support of the launch of Home Cafe.

Fiscal year to date, snacks and coffee volume was up two percent. Net sales increased three percent to $1.59 billion. Foreign exchange added two percent to sales growth, while pricing reduced sales by one percent. Net earnings were $207 million, a decrease of eight percent, due primarily to higher commodities costs and marketing spending.

CORPORATE
---------
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items and the historical results of divested businesses, including the juice business that was divested in August of 2004. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Because both unconsolidated entities and less than 100 percent owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100 percent of each income statement component through before-tax earnings in the segments, with eliminations in Corporate. In determining segment net earnings after tax, we apply the statutory tax rates (with adjustments to arrive at the Company's effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

For the quarter, net sales were -$221 million compared to -$67 million in the prior year period. For the fiscal year to date, net sales were -$376 million versus -$86 million. The decline is primarily due to higher sales from the divested juice business in the base period. Net earnings in the quarter were -$138 million compared to -$139 million in the comparable prior year period. Net earnings were -$87 million in the first six months of the fiscal year compared to -$192 million in the prior year. Current year net earnings reflect the net impact of the juice divestiture, which is partially offsetting the normal level of Corporate expenses.


FINANCIAL CONDITION
-------------------

Operating Activities
--------------------
Cash generated from operating activities for the six months ended December 31, 2004 was $3.98 billion, or essentially flat compared to $3.96 billion in the comparable prior year period. The cash increase from higher net earnings was offset primarily by an increase in inventory. Inventory levels increased due to higher commodity costs and in preparation for product initiatives in the back half of the fiscal year. Downward movements of accounts payable, accrued and other liabilities balance were also a use of cash reflecting the Company's continuing effort to accelerate payments to suppliers in order to maximize efficiencies and payment discounts.

Investing Activities
--------------------
Investing activities in the current year decreased cash by $968 million compared to $6.11 billion in the prior year, which included the cost of the acquisition of Wella AG. Capital expenditures as a percent of net sales were 3.2 percent - equal to the comparable prior year period. The increase in proceeds from asset sales was primarily driven by the divestiture of the juice business.

Financing Activities
--------------------
Total cash used by financing activities was $1.24 billion compared to a source of cash of $1.14 billion in the base period. The Company's long term debt position provided $1.48 billion of cash as borrowings exceeded repayments. Treasury purchases used $1.63 billion of cash compared to $1.05 billion in the base period when the Company was preserving capital for the Wella acquisition.

At June 30, 2004, the Company's current liabilities exceeded current assets by $5.03 billion. The key driver was the use of commercial paper to partially fund the Wella acquisition. At December 31, 2004, this excess had been reduced to $2.91 billion. The Company anticipates being able to support its short-term liquidity through cash generated from operations. The Company also has very strong long- and short-term ratings which will enable it to refinance this debt at favorable rates in commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.

Gillette Acquisition
--------------------
As noted in footnote 8 to the consolidated financial statements, the Company entered into an agreement to acquire 100% of The Gillette Company on January 27, 2005. Pursuant to the agreement, the Company will issue 0.975 shares of stock for each share of Gillette common stock. Based on the Company's closing share price on the date of the agreement, the total value of the shares issued would be approximately $57 billion. In connection with this transaction, the Company also announced a share buyback plan under which it will acquire in open market and/or private transactions approximately $18 billion to $22 billion of treasury shares, subject to regulatory limitations. The Company intends to finance these treasury share purchases, which are largely expected to be completed by June 30, 2006, by issuing a combination of long-term and short-term debt. Due to the Company's strong long- and short-term credit ratings, the Company does not anticipate any significant issues in securing the required debt. In addition, the Company does not anticipate any significant impacts on its overall liquidity as a result of the merger or share buyback program.

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

Organic Sales Growth
--------------------
Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.

OTHER MEASURES
--------------

Free Cash Flow
--------------
Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

Free Cash Flow Productivity
---------------------------
Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company's long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below:

              Operating     Capital      Free         Net         Free Cash
($MM)         Cash Flow    Spending    Cash Flow    Earnings   Flow Productivity
--------------------------------------------------------------------------------
Jul - Sep'03    1,606         364        1,242        1,761           71%
Oct - Dec'03    2,355         446        1,909        1,818          105%
--------------------------------------------------------------------------------
Jul - Dec'03    3,961         810        3,151        3,579           88%

Jul - Sep'04    1,918         413        1,505        2,001           75%
Oct - Dec'04    2,061         498        1,563        2,039           77%
--------------------------------------------------------------------------------
Jul - Dec'04    3,979         911        3,068        4,040           76%

Item 4.  Controls and Procedures

The Company's Chairman of the Board, President and Chief Executive, A.G. Lafley, and the Company's Chief Financial Officer, Clayton C. Daley, Jr., have evaluated the Company's internal controls and disclosure controls systems as of the end of the period covered by this report.

Messrs. Lafley and Daley have concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a global chain of financial, staff and general business reporting lines that converge in the world-wide headquarters of the Company in Cincinnati, Ohio. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Consistent with the SEC's suggestion, the Company has a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.

In connection with the evaluation described above, no changes in the Company's internal control over financial reporting occurred during the Company's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                ISSUER PURCHASES OF EQUITY SECURITIES

                                                                 Total Number of       Maximum Number
                                                               Shares Purchased as   of Shares that May
                                                                 Part of Publicly     Yet Be Purchased
                     Total Number of      Average Price Paid    Announced Plans or   Under the Plans or
    Period         Shares Purchased(1)      per Share(2)           Programs(3)           Programs(3)
-------------------------------------------------------------------------------------------------------
10/1/04-10/31/04        5,866,157                $53.34                0                      0
11/1/04-11/30/04        9,720,757                $51.98                0                      0
12/1/04-12/31/04        3,405,648                $55.76                0                      0


(1) All share repurchases were made in open-market transactions. None of these transactions were made pursuant to a publicly announced repurchase plan. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) No share repurchases were made pursuant to a publicly announced plan or program. The Company's strategy for cash flow utilization is to pay dividends first and then repurchase Company common stock to cover option exercises made pursuant to the Company's stock option programs. The remaining cash is then available for strategic acquisitions and discretionary repurchase of the Company's common stock.
(4) Note - As of and during the quarter ended December 31, 2004 the Company did not have a publicly announced share repurchase plan. On January 28, 2005 the Company announced a share buyback plan in connection with its planned acquisition of The Gillette Company (see note 8 to the Consolidated Financial Statements). Pursuant to the plan, the Company and its subsidiaries will acquire in open market and/or private transactions approximately $18 billion to $22 billion of treasury shares, subject to regulatory limitations. The Company intends to finance these treasury share purchases, which are largely expected to be completed by June 30, 2006, by issuing a combination of long-term and short-term debt.

Item 6.  Exhibits

         Exhibits

          (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2004).

          (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

          (10-1) Additional Remuneration Plan (as amended December 14, 2004) which was adopted by the Board of Directors on April 12, 1949*.

          (11)    Computation of Earnings per Share.

          (12)    Computation of Ratio of Earnings to Fixed Charges.

          (31)    Rule 13a-14(a)/15d-14(a) Certifications.

          (32)    Section 1350 Certifications.

         * Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


THE PROCTER & GAMBLE COMPANY


/S/JOHN K. JENSEN
------------------------------
(John K. Jensen)
Vice President and Comptroller

January 31, 2005
------------------------------
Date

                                  EXHIBIT INDEX

    Exhibit No.

          (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2004).

          (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2003).

          (10-1) Additional Remuneration Plan (as amended December 14, 2004) which was adopted by the Board of Directors on April 12, 1949.

          (11)    Computation of Earnings per Share.

          (12)    Computation of Ratio of Earnings to Fixed Charges.

          (31)    Rule 13a-14(a)/15d-14(a) Certifications.

          (32)    Section 1350 Certifications.