Form 10-Q
period 2005-03-31
PROCTER & GAMBLE CO
filed 2005-05-09
CIK 80424

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark one)
          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

There were 2,494,479,366 shares of Common Stock outstanding as of March 31, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the Company) for the three and nine months ended March 31, 2005 and 2004, the Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts

                                              Three Months Ended          Nine Months Ended
                                                   March 31                    March 31
                                            ----------------------      ----------------------
                                              2005         2004           2005         2004
                                            --------      --------      --------      --------
NET SALES                                   $ 14,287      $ 13,029      $ 42,483      $ 38,445
      Cost of products sold                    7,033         6,394        20,515        18,597
      Selling, general and
      administrative expense                   4,566         4,332        13,340        12,160
                                            --------      --------      --------      --------

OPERATING INCOME                               2,688         2,303         8,628         7,688
      Interest expense                           222           164           603           454
      Other non-operating income, net             60            67           297           136
                                            --------      --------      --------      --------

EARNINGS BEFORE INCOME TAXES                   2,526         2,206         8,322         7,370
      Income taxes                               806           678         2,562         2,263
                                            --------      --------      --------      --------

NET EARNINGS                                $  1,720      $  1,528      $  5,760      $  5,107
                                            ========      ========      ========      ========

PER COMMON SHARE:
      Basic net earnings                    $   0.67      $   0.58      $   2.24      $   1.94
      Diluted net earnings                  $   0.63      $   0.55      $   2.10      $   1.83
      Dividends                             $   0.25      $   0.23      $   0.75      $   0.68

DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING              2,718.7       2,790.1       2,738.6       2,796.2

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Amounts in millions

                                                                                     March 31        June 30
                                                                                       2005            2004
                                                                                     --------        --------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                      $  7,072        $  4,232
      Investment securities                                                             1,706           1,660
      Accounts receivable                                                               4,396           4,062
      Inventories
           Materials and supplies                                                       1,541           1,191
           Work in process                                                                361             340
           Finished goods                                                               3,368           2,869
                                                                                     --------        --------
      Total inventories                                                                 5,270           4,400
      Deferred income taxes                                                             1,304             958
      Prepaid expenses and other receivables                                            1,843           1,803
                                                                                     --------        --------

TOTAL CURRENT ASSETS                                                                   21,591          17,115

PROPERTY, PLANT AND EQUIPMENT
      Buildings                                                                         5,370           5,206
      Machinery and equipment                                                          20,369          19,456
      Land                                                                                650             642
                                                                                     --------        --------
                                                                                       26,389          25,304
      Accumulated depreciation                                                        (12,108)        (11,196)
                                                                                     --------        --------
NET PROPERTY, PLANT AND EQUIPMENT                                                      14,281          14,108

GOODWILL AND OTHER INTANGIBLE ASSETS
      Goodwill                                                                         20,286          19,610
      Trademarks and other intangible assets, net                                       4,616           4,290
                                                                                     --------        --------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                                               24,902          23,900

OTHER NON-CURRENT ASSETS                                                                2,302           1,925
                                                                                     --------        --------

TOTAL ASSETS                                                                         $ 63,076        $ 57,048
                                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                               $  3,407        $  3,617
      Accrued and other liabilities                                                     7,979           7,689
      Taxes payable                                                                     2,720           2,554
      Debt due within one year                                                         11,216           8,287
                                                                                     --------        --------

TOTAL CURRENT LIABILITIES                                                              25,322          22,147

LONG-TERM DEBT                                                                         12,936          12,554

DEFERRED INCOME TAXES                                                                   2,865           2,261

OTHER NON-CURRENT LIABILITIES                                                           3,223           2,808
                                                                                     --------        --------

TOTAL LIABILITIES                                                                      44,346          39,770

SHAREHOLDERS' EQUITY
      Preferred stock                                                                   1,493           1,526
      Common stock - shares outstanding -  Mar 31                       2,494.4         2,494
                                           June 30                      2,543.8                         2,544
      Additional paid-in capital                                                        2,975           2,425
      Reserve for ESOP debt retirement                                                 (1,255)         (1,283)
      Accumulated other comprehensive income                                             (838)         (1,545)
      Retained earnings                                                                13,861          13,611
                                                                                     --------        --------

TOTAL SHAREHOLDERS' EQUITY                                                             18,730          17,278
                                                                                     --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 63,076        $ 57,048
                                                                                     ========        ========

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions

                                                                     Nine Months Ended
                                                                          March 31
                                                                   ----------------------
                                                                     2005          2004
                                                                   -------        -------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD (1)                 $ 4,232        $ 5,428

OPERATING ACTIVITIES
       Net earnings                                                  5,760          5,107
       Depreciation and amortization                                 1,403          1,279
       Deferred income taxes                                           500            358
       Change in:
            Accounts receivable                                       (197)          (150)
            Inventories                                               (778)          (119)
            Accounts payable, accrued and other liabilities           (143)           213
            Other operating assets & liabilities                      (221)            23
       Other                                                           300            228
                                                                   -------        -------

TOTAL OPERATING ACTIVITIES                                           6,624          6,939
                                                                   -------        -------

INVESTING ACTIVITIES
       Capital expenditures                                         (1,386)        (1,331)
       Proceeds from asset sales                                       368            156
       Acquisitions, net of cash acquired                             (528)        (5,398)
       Change in investment securities                                 (56)          (801)
                                                                   -------        -------

TOTAL INVESTING ACTIVITIES                                          (1,602)        (7,374)
                                                                   -------        -------

FINANCING ACTIVITIES
       Dividends to shareholders                                    (1,998)        (1,865)
       Change in short-term debt                                     1,317          2,068
       Additions to long-term debt                                   3,048          1,963
       Reductions of long-term debt                                 (1,583)        (1,104)
       Proceeds from the exercise of stock options and other           371            437
       Treasury purchases                                           (3,580)        (2,327)
                                                                   -------        -------

TOTAL FINANCING ACTIVITIES                                          (2,425)          (828)
                                                                   -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           243              9

CHANGE IN CASH AND CASH EQUIVALENTS                                  2,840         (1,254)
                                                                   -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 7,072        $ 4,174
                                                                   =======        =======

(1) The Company reclassified its investments in auction rate securities as current investment securities. These auction rate securities, for which interest rates reset in less than 90 days, but the maturity date is greater than 90 days, were included in cash and cash equivalents before the reclassification.

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, the Form 8-K filed on October 22, 2004 reflecting certain changes to the Company's segment information and the Form 8-K filed on March 14, 2005, reflecting the reclassification of certain investments from cash and cash equivalents to investment securities. The results of operations for the three-month and nine-month periods ended March 31, 2005 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended March 31, 2005 and 2004 was $1,248 million and $1,373 million, respectively. For the nine months ended March 31, 2005 and 2004, total comprehensive income was $6,467 million and $5,739 million, respectively.

3. Segment Information - Following is a summary of segment results, including supplemental data on the Fabric Care and Home Care, Snacks and Coffee, Health Care, and Baby Care and Family Care businesses.

                               SEGMENT INFORMATION

Amounts in millions

                                                Three Months Ended March 31               Nine Months Ended March 31
                                            -----------------------------------   -----------------------------------------
                                              Net     Earnings Before    Net        Net      Earnings Before       Net
                                             Sales      Income Taxes   Earnings    Sales       Income Taxes      Earnings
                                            -------   ---------------  --------   --------   ---------------   ------------
TOTAL BEAUTY CARE                  2005     $ 4,876    $      1,014    $    701   $ 14,553       $ 3,188         $ 2,207
                                   2004       4,465             882         571     12,710         2,784           1,824

    Health Care                    2005       2,000             373         252      5,887         1,220             820
                                   2004       1,719             308         206      5,355         1,189             797

    Baby Care & Family Care        2005       3,048             532         339      8,876         1,625           1,019
                                   2004       2,707             357         218      7,987         1,275             793
                                            -------    ------------    --------   --------       -------         -------
TOTAL HEALTH, BABY & FAMILY CARE   2005       5,048             905         591     14,763         2,845           1,839
                                   2004       4,426             665         424     13,342         2,464           1,590

    Fabric Care & Home Care        2005       3,819             761         508     11,413         2,494           1,674
                                   2004       3,581             826         543     10,381         2,501           1,671

    Snacks & Coffee                2005         767             166         105      2,353           482             312
                                   2004         660              88          55      2,201           427             279
                                            -------    ------------    --------   --------       -------         -------
TOTAL HOUSEHOLD CARE               2005       4,586             927         613     13,766         2,976           1,986
                                   2004       4,241             914         598     12,582         2,928           1,950

CORPORATE                          2005        (223)           (320)       (185)      (599)         (687)           (272)
                                   2004        (103)           (255)        (65)      (189)         (806)           (257)

                                            -------    ------------    --------   --------       -------         -------
TOTAL                              2005     $14,287    $      2,526    $  1,720   $ 42,483       $ 8,322         $ 5,760
                                   2004      13,029           2,206       1,528     38,445         7,370           5,107

4. Goodwill and Other Intangible Assets - Goodwill as of March 31, 2005 is allocated by reportable segment as follows (amounts in millions):

                                                                   Nine Months Ended
                                                                    March 31, 2005
                                                                   -----------------
TOTAL BEAUTY CARE, BEGINNING OF YEAR                                   $ 14,457
              Acquistions & divestiture                                     122
              Translation & other                                           440
                GOODWILL, MARCH 31, 2005                                 15,019

    HEALTH CARE, BEGINNING OF YEAR                                        3,315
              Acquistions & divestiture                                      54
              Translation & other                                            20
                GOODWILL, MARCH 31, 2005                                  3,389

    BABY CARE & FAMILY CARE, BEGINNING OF YEAR                              941
              Acquistions & divestiture                                       -
              Translation & other                                            30
                GOODWILL, MARCH 31, 2005                                    971

TOTAL HEALTH, BABY & FAMILY CARE, BEGINNING OF YEAR                       4,256
              Acquistions & divestiture                                      54
              Translation & other                                            50
                GOODWILL, MARCH 31, 2005                                  4,360

    FABRIC CARE & HOME CARE, BEGINNING OF YEAR                              614
              Acquistions & divestiture                                      27
              Translation & other                                             6
                GOODWILL, MARCH 31, 2005                                    647

    SNACKS & COFFEE, BEGINNING OF YEAR                                      283
              Acquistions & divestiture                                     (25)
              Translation & other                                             2
                GOODWILL, MARCH 31, 2005                                    260

TOTAL HOUSEHOLD CARE, BEGINNING OF YEAR                                     897
              Acquistions & divestiture                                       2
              Translation & other                                             8
                GOODWILL, MARCH 31, 2005                                    907

GOODWILL, NET, BEGINNING OF YEAR                                         19,610
              Acquistions & divestiture                                     178
              Translation & other                                           498
                GOODWILL, MARCH 31, 2005                               $ 20,286

The increase in goodwill from June 30, 2004 is primarily due to the completed allocation of the purchase price relating to the September 2003 acquisition of Wella AG and translation impacts. The Company finalized the allocation of Wella purchase price to the individual assets acquired and liabilities assumed. In addition, the Company completed its analysis of collaboration plans.

      Identifiable intangible assets as of March 31, 2005 are comprised of (amounts in millions):

                                                                    Gross Carrying     Accumulated
                                                                            Amount    Amortization
                                                                    --------------    ------------
         Amortizable intangible assets with determinable lives          $ 2,312           $ 723
         Intangible assets with indefinite lives                          3,027               -
                                                                        -------           -----
         Total identifiable intangible assets                           $ 5,339           $ 723

      Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of certain trademarks.

      The amortization of intangible assets for the three and nine months ended March 31, 2005 is $51 million and $149 million, respectively.

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

      Amounts in millions except per share data

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    MARCH 31                      MARCH 31
                                            ----------------------         ----------------------
                                              2005           2004            2005           2004
                                            -------        -------         -------        -------
Net earnings
     As reported                            $ 1,720        $ 1,528         $ 5,760        $ 5,107
     Pro forma expense                          106             91             229            238
                                            -------        -------         -------        -------
     Pro forma                              $ 1,614        $ 1,437         $ 5,531        $ 4,869

Net earnings per common share
Basic
     As reported                            $  0.67        $  0.58         $  2.24        $  1.94
     Pro forma adjustments                    (0.04)         (0.04)          (0.09)         (0.09)
                                            -------        -------         -------        -------
     Pro forma                              $  0.63        $  0.54         $  2.15        $  1.85
Diluted
     As reported                            $  0.63        $  0.55         $  2.10        $  1.83
     Pro forma adjustments                    (0.04)         (0.03)          (0.09)         (0.09)
                                            -------        -------         -------        -------
     Pro forma                              $  0.59        $  0.52         $  2.01        $  1.74

      The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The Company has estimated the fair value of stock option grants after January 1, 2005 using a lattice-based model.

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The Company plans to adopt SFAS 123(R) on July 1, 2005 using the modified retrospective method, whereby all prior periods will be adjusted to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after July 1, 1995. The impact of adopting SFAS 123(R) will be consistent with the impact previously disclosed pursuant to the pro forma disclosure requirements of SFAS No. 123.

6. Postretirement Benefits - The Company offers various postretirement benefits to its employees. Additional information about these benefits is incorporated herein by reference to Note 9, Postretirement Benefits and Employee Stock Ownership Plan, which appears on page 58-63 of the Annual report to Shareholders for the fiscal year ended June 30, 2004.

      The components of net periodic benefit cost are as follows:

      Amounts in millions

                                                          Pension Benefits                    Other Retiree Benefits
                                                   -------------------------------        -------------------------------
                                                         Three Months Ended                     Three Months Ended
                                                              March 31                               March 31
                                                   -------------------------------        -------------------------------
                                                      2005                 2004              2005                 2004
                                                   ----------           ----------        ----------           ----------
Service Cost                                       $       42           $       41        $       17           $       22
Interest Cost                                              62                   55                37                   43
Expected Return on Plan Assets                            (47)                 (41)              (83)                 (82)
Amortization of Prior Service Cost
and Prior Transition Amount                                 1                    1                (6)                   -
Recognized Net Actuarial Loss                               8                    7                 -                    -
                                                   ----------           ----------        ----------           ----------

GROSS BENEFIT COST                                         66                   63               (35)                 (17)

Dividends on ESOP Preferred Stock                           -                    -               (18)                 (18)
                                                   ----------           ----------        ----------           ----------

NET PERIODIC BENEFIT COST                          $       66           $       63        $      (53)          $      (35)
                                                   ----------           ----------        ----------           ----------

      Amounts in millions

                                                          Pension Benefits                    Other Retiree Benefits
                                                   -------------------------------         ------------------------------
                                                          Nine Months Ended                      Nine Months Ended
                                                              March 31                               March 31
                                                   -------------------------------         ------------------------------
                                                      2005                 2004              2005                 2004
                                                   ----------           ----------         ---------           ----------
Service Cost                                       $      120           $      116         $      51           $       67
Interest Cost                                             180                  156               110                  129
Expected Return on Plan Assets                           (136)                (118)             (250)                (246)
Amortization of Prior Service Cost
and Prior Transition Amount                                 4                    2               (17)                  (1)
Recognized Net Actuarial Loss                              24                   21                 -                    1
                                                   ----------           ----------         ---------           ----------

GROSS BENEFIT COST                                        192                  177              (106)                 (50)

Dividends on ESOP Preferred Stock                           -                    -               (54)                 (55)
                                                   ----------           ----------         ---------           ----------

NET PERIODIC BENEFIT COST                          $      192           $      177         $    (160)          $     (105)
                                                   ----------           ----------         ---------           ----------

      In 2005, the expected return on plan assets is 7.2% and 9.5% for defined benefit and other retiree benefit plans, respectively.

7. Income Taxes - The American Jobs Creation Act of 2004 (the "Act") was passed during the fourth quarter of 2004. The Act permits United States corporations to repatriate earnings of foreign subsidiaries at a special one-time favorable effective federal statutory tax rate of 5.25 percent as compared to the highest corporate tax rate of 35 percent. The maximum amount of P&G's foreign earnings that may qualify for this temporary rate reduction is approximately $10.7 billion. The Company is waiting for proposed technical corrections to the Act to be adopted prior to deciding the amount of earnings, if any, it may repatriate under the Act. Because of the uncertainties relating to the ultimate outcome of these technical corrections, the accompanying financial statements do not reflect any tax expense for repatriation of foreign earnings under the Act. The actual cost to the Company depends on the passage of the clarifying provisions as well as a number of other factors that are currently being analyzed. P&G expects to determine the amounts and sources of foreign earnings to be repatriated, if any, as well as the related one time tax expense, if the statutory language is revised and interpretations are issued.

8. The Gillette Company Acquisition - On January 27, 2005 the Company entered into an agreement to acquire 100% of the Gillette Company. The agreement, which has been approved by the boards of directors of both companies, provides for a stock-for-stock exchange in which 0.975 shares of The Procter & Gamble Company common stock will be issued and exchanged, on a tax-free basis, for each share of The Gillette Company. Under the purchase method of accounting, the total consideration would be approximately $54 billion, determined using the average Company stock prices beginning two days before and ending two days after January 28, 2005, the date the acquisition was announced.

      The Gillette Company is the world leader in male grooming, a category that includes blades, razors and shaving preparations, and in selected female grooming products. Gillette also holds the number one position worldwide in alkaline batteries and toothbrushes. The acquisition, which is expected to be completed in Fall 2005, is subject to approval by the stockholders of both companies as well as U.S. federal and state and non-U.S. regulatory authorities.

      In connection with the proposed acquisition, the Company has filed a registration statement on Form S-4 on March 14, 2005, with the Securities and Exchange Commission, containing a preliminary joint proxy statement/prospectus and Amendment No. 1 to the preliminary joint proxy statement/prospectus on April 22, 2005. Investors and security holders are advised to read the definitive joint proxy statement/prospectus when it becomes available, because it will contain important information.

      The Federal Trade Commission has issued a request for additional information in connection with its review of the proposed acquisition. The Company plans to respond promptly and continues to believe that the transaction will close in Fall 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized in the following sections:

      Overview

      Results of Operations - Three Months Ended March 31, 2005
      Results of Operations - Nine Months Ended March 31, 2005
      Business Segment Discussion (three and nine months ended March 31, 2005) Financial Condition

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

Procter & Gamble markets approximately 300 consumer products in more than 160 countries. Our products are sold primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We are organized and report our segment results in three global business units: Beauty Care; Health, Baby and Family Care; and Household Care. We have operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas: North America, Western Europe, Northeast Asia, Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India.

The following table provides the percentage of net sales and net earnings by business segment for the nine months ended March 31, 2005 (excludes net sales and net earnings in Corporate):

                                                   NET SALES          NET EARNINGS
                                                   ---------          ------------
BEAUTY CARE                                           34%                  37%

HEALTH, BABY AND FAMILY CARE:                         34%                  31%
     Health Care                                      14%                  14%
     Baby Care and Family Care                        20%                  17%

HOUSEHOLD CARE:                                       32%                  32%
     Fabric Care and Home Care                        27%                  27%
     Snacks and Coffee                                 5%                   5%
                                                     ---                  ---
TOTAL                                                100%                 100%
                                                     ===                  ===

Summary of Results. Following are highlights of results for the nine months ended March 31, 2005:

      -     Unit volume increased nine percent.

      - Net sales increased 11 percent (eight percent excluding the impact of foreign exchange).

      - Organic sales increased seven percent, which excludes a three percent impact from foreign exchange and one percent impact from acquisitions and divestitures.

      - Net earnings increased 13 percent. Earnings increased due primarily to top line growth and price increases in several product categories, partially offset by marketing investments and higher commodity costs.

      - Diluted net earnings per share increased 15 percent versus the comparable prior year period.

      - Free cash flow productivity was 91 percent. Cash from operating activities was down slightly versus the comparable prior year period due to increases in working capital. Free cash flow productivity for the first nine months of fiscal year 2005 is in line with our long-term target of 90 percent or greater free cash flow productivity.

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

(2) the ability to successfully execute, manage and integrate key acquisitions and mergers, including (i) the Domination and Profit Transfer Agreement with Wella, and (ii) the Company's agreement to merge with The Gillette Company, including obtaining the related required shareholder and regulatory approvals;

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

(6) the ability to successfully implement, achieve and sustain cost improvement plans in manufacturing and overhead areas, including the Company's outsourcing projects;

(7) the ability to successfully manage currency (including currency issues in volatile countries), debt (including debt related to the Company's announced plan to repurchase shares of the Company's stock), interest rate and certain commodity cost exposures;

(8) the ability to manage the continued global political and/or economic uncertainty and disruptions, especially in the Company's significant geographical markets, as well as any political and/or economic uncertainty and disruptions due to terrorist activities;

(9) the ability to successfully manage the pattern of sales, including the variation in sales volume within periods;

(10) the ability to successfully manage competitive factors, including prices, promotional incentives and trade terms for products;

(11) the ability to obtain patents and respond to technological advances attained by competitors and patents granted to competitors;

(12) the ability to successfully manage increases in the prices of raw materials used to make the Company's products;

(13) the ability to stay close to consumers in an era of increased media fragmentation; and

(14)  the ability to stay on the leading edge of innovation.

If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual results could vary materially from the forward-looking statements made herein.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005

The following discussion provides a review of results for the three months ended March 31, 2005 versus the three months ended March 31, 2004.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                     (AMOUNTS IN MILLIONS EXCEPT PER SHARE)
                        CONSOLIDATED EARNINGS INFORMATION

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                              ----------------------------------------------
                                                 2005               2004            % CHG
                                              -----------       -----------     ------------
NET SALES                                     $    14,287       $    13,029               10%
 COST OF PRODUCTS SOLD                              7,033             6,394               10%
                                              -----------       -----------     ------------
GROSS MARGIN                                        7,254             6,635                9%
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE          4,566             4,332                5%
                                              -----------       -----------     ------------
OPERATING INCOME                                    2,688             2,303               17%
 TOTAL INTEREST EXPENSE                               222               164
 OTHER NON-OPERATING INCOME, NET                       60                67
                                              -----------       -----------     ------------
EARNINGS BEFORE INCOME TAXES                        2,526             2,206               15%
 INCOME TAXES                                         806               678
                                              -----------       -----------     ------------

NET EARNINGS                                  $     1,720       $     1,528               13%
                                              ===========       ===========     ============

EFFECTIVE TAX RATE                                   31.9%             30.7%

PER COMMON SHARE:
 BASIC NET EARNINGS                           $      0.67       $      0.58               16%
 DILUTED NET EARNINGS                         $      0.63       $      0.55               15%
 DIVIDENDS                                    $      0.25       $      0.23
 AVERAGE DILUTED SHARES OUTSTANDING               2,718.7           2,790.1

COMPARISONS AS A % OF NET SALES                                                 BASIS PT CHG
 GROSS MARGIN                                        50.8%             50.9%             (10)
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE           32.0%             33.2%            (120)
 OPERATING MARGIN                                    18.8%             17.7%             110
 EARNINGS BEFORE INCOME TAXES                        17.7%             16.9%
 NET EARNINGS                                        12.0%             11.7%              30

Unit volume for the January - March quarter increased six percent. Organic volume grew seven percent, which excludes the impact of acquisitions and divestitures - primarily the divestiture of the juice business. Growth continues to be broad-based with all global business units delivering unit volume growth of mid-single digits or greater, led by Health, Baby and Family Care and Beauty Care. Additionally, unit volume increased in all geographic regions led by developing market growth in the mid-teens.

Net sales for the quarter increased 10 percent to $14.29 billion. Organic sales increased eight percent, which is above our long-term target of three to five percent. Acquisitions and divestitures reduced sales by one percent. Organic sales exclude the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Foreign exchange added three percent to net sales growth behind strengthening of the Euro, British pound and Canadian dollar. Pricing added one percent to sales growth primarily behind increases that partially recovered commodity costs in the Family Care, Coffee and Pet Health and Nutrition categories.

                                                        Volume
                                              --------------------------
                                                   With        Without
                                               Acquisitions  Acquisitions                                      Total
                                                    &             &                         Mix/    Total     Impact
                                              Divestitures  Divestitures     FX    Price   Other   Impact     Ex-FX
                                              ------------  -------------    --    -----   -----   ------     ------
BEAUTY CARE                                        7%             7%          3%       0%     -1%       9%         6%

HEALTH, BABY & FAMILY CARE
     HEALTH CARE                                  14%            13%          2%       1%     -1%      16%        14%
     BABY CARE AND FAMILY CARE                     8%             8%          3%       1%      1%      13%        10%

HOUSEHOLD CARE
     FABRIC CARE AND HOME CARE                     5%             4%          3%       0%     -1%       7%         4%
     SNACKS AND COFFEE                             6%             6%          1%       9%      0%      16%        15%

TOTAL COMPANY                                      6%             7%          3%       1%      0%      10%         7%

NOTE: Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin declined 10 basis points versus the prior year quarter. The over 100 basis point margin impact of higher commodity costs was partially offset by the scale benefits of volume growth, higher selling prices and cost reduction programs. In addition, a positive gross margin impact of a shift to higher gross margin products, including a higher percentage of sales in the Beauty and Health Care businesses than in the base period, more than offset the negative margin impact of higher developing market growth. Developing markets have lower gross margins than the Company average.

Selling, general and administrative expenses (SG&A) increased versus the prior year, but at a lower rate compared to net sales. SG&A as a percentage of net sales declined 120 basis points. Although absolute spending increased, marketing expenses as a percentage of net sales decreased, reflecting continued investments to support the base business and product initiatives, including Olay Quench, the expansion of Olay in Europe and Asia, Pantene Color Expressions, Pampers Feel `n Learn, Pampers Kandoo and Rejoice. Base period SG&A expense also included a higher provision for minority interest than in the current year, with the reduction driven by our purchase of the remaining stake in the China venture from Hutchison Whampoa China Ltd. and completion of a domination and profit transfer agreement with Wella AG.

Interest expense in the current quarter increased versus the comparable prior year period due to the increase in the Company's average debt position and higher interest rates.

Net earnings increased 13 percent to $1.72 billion and diluted net earnings per share increased 15 percent to $0.63. Earnings growth was primarily driven by volume and the previously discussed price increases, partially offset by higher commodity costs. Diluted net earnings per share grew ahead of net earnings due to the lower number of diluted shares outstanding, which was driven by our share repurchases in the current fiscal year.

The tax rate in the current quarter was negatively impacted by approximately 5.7 percentage points to reflect a provision for tax costs on anticipated dividends originating from foreign subsidiaries. This was largely offset by successful resolution of tax audits in certain countries. The effective tax rate for the quarter was also up due to an increase in the estimated annual effective rate, reflecting revised estimates on the overall country mix of taxable income.

Separately, as described in Note 7 to the Consolidated Financial Statements, we are still analyzing the American Jobs Creation Act of 2004 (the "Act"), including uncertainties that need clarifying action to determine the amount of earnings we may repatriate, if any, under the Act. The tax rate for the balance of the year could be impacted by our ultimate plans under the Act. Absent the impact of the Act, we continue to expect the full fiscal year tax rate to be below the prior year rate.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2005

The following discussion provides a review of results for the nine months ended March 31, 2005 versus the nine months ended March 31, 2004.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                     (AMOUNTS IN MILLIONS EXCEPT PER SHARE)
                        CONSOLIDATED EARNINGS INFORMATION

                                                       NINE MONTHS ENDED
                                                           MARCH 31
                                                   -------------------------------------------
                                                      2005           2004             % CHG
                                                   ----------     -----------     ------------
NET SALES                                          $   42,483     $    38,445               11%
 COST OF PRODUCTS SOLD                                 20,515          18,597               10%
                                                   ----------     -----------     ------------
GROSS MARGIN                                           21,968          19,848               11%
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE             13,340          12,160               10%
                                                   ----------     -----------     ------------
OPERATING INCOME                                        8,628           7,688               12%
 TOTAL INTEREST EXPENSE                                   603             454
 OTHER NON-OPERATING INCOME, NET                          297             136
                                                   ----------     -----------     ------------
EARNINGS BEFORE INCOME TAXES                            8,322           7,370               13%
 INCOME TAXES                                           2,562           2,263
                                                   ----------     -----------     ------------
NET EARNINGS                                       $    5,760     $     5,107               13%
                                                   ==========     ===========     ============
EFFECTIVE TAX RATE                                       30.8%           30.7%

PER COMMON SHARE:
 BASIC NET EARNINGS                                $     2.24     $      1.94               15%
 DILUTED NET EARNINGS                              $     2.10     $      1.83               15%
 DIVIDENDS                                         $     0.75     $      0.68
 AVERAGE DILUTED SHARES OUTSTANDING                   2,738.6         2,796.2

COMPARISONS AS A % OF NET SALES                                                   BASIS PT CHG
 GROSS MARGIN                                            51.7%           51.6%              10
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE               31.4%           31.6%             (20)
 OPERATING MARGIN                                        20.3%           20.0%              30
 EARNINGS BEFORE INCOME TAXES                            19.6%           19.2%
 NET EARNINGS                                            13.6%           13.3%              30

Fiscal year to date, unit volume increased nine percent. All businesses and geographic regions posted unit volume growth. Organic volume, which excludes acquisitions and divestitures, increased eight percent. Additional volume from the acquisition of Wella, which was acquired in September of 2003, was partially offset by the divestiture of the juice business in August of 2004. Unit volume growth was led by Beauty Care, up 13 percent. Developing markets also delivered double-digit volume growth led by Greater China and Central and Eastern Europe/Middle East/Africa.

For the first nine months of the fiscal year, net sales increased 11 percent to $42.48 billion. Foreign exchange contributed three percent to sales growth driven primarily by the strength of the Euro, British pound and Japanese yen. The impacts of acquisitions and divestitures added one percent to sales growth, primarily due to the Wella acquisition partially offset by the juice divestiture. Organic sales increased seven percent. Pricing had no net impact on sales growth, as price increases in Family Care, Health Care, the Coffee category and certain laundry markets were offset by price investments, including in Europe to address the growth of hard discounters. Higher relative growth in developing markets, where the average unit sales price is lower than the Company average, resulted in a negative mix impact of one percent on sales.

                                                         Volume
                                              ---------------------------
                                                  With          Without
                                              Acquisitions   Acquisitions                                      Total
                                                    &              &                        Mix/     Total     Impact
                                              Divestitures   Divestitures    FX    Price    Other    Impact     Ex-FX
                                              ------------   ------------    --    -----    -----    ------    ------
BEAUTY CARE                                       13%             8%          4%      -1%      -1%       15%       11%

HEALTH, BABY & FAMILY CARE
     HEALTH CARE                                   9%             8%          2%       1%      -2%       10%        8%
     BABY CARE AND FAMILY CARE                     7%             7%          3%       1%       0%       11%        8%

HOUSEHOLD CARE
     FABRIC CARE AND HOME CARE                     9%             7%          3%      -1%      -1%       10%        7%
     SNACKS AND COFFEE                             3%             3%          2%       2%       0%        7%        5%

TOTAL COMPANY                                      9%             8%          3%       0%      -1%       11%        8%

NOTE: Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin fiscal year to date improved 10 basis points against the comparable base period where gross margin improved 200 basis points (including approximately 60 basis points of improvement as a result of restructuring program charges in the nine months ended March 31, 2003). Gross margin expanded behind the scale benefits of volume growth and cost reduction programs, offset by commodity price increases. Mix was about neutral to gross margin, as the negative margin impact of strong developing market growth was offset by the impact of the Wella acquisition, which has a higher gross margin than the Company average (current fiscal year to date results include a full nine months of Wella versus seven months in the comparable prior year period). Additionally, the sale of the juice business in August, 2004 contributed to gross margin expansion, as the juice business had a lower gross margin than the Company average. We expect higher commodity prices will continue to adversely impact gross margins well into the next fiscal year.

Selling, general and administrative expenses (SG&A) decreased by 20 basis points as a percentage of net sales, as absolute spending increased at a lower rate than net sales. The basis point reduction was driven primarily by lower overhead spending as a percentage of sales. SG&A spending was also reduced by lower minority interest expense than in the base period, reflecting our purchase of the remaining stake in the China venture from Hutchison Whampoa China Ltd. and completion of a domination and profit transfer agreement with Wella AG. Spending for marketing as a percentage of sales was essentially flat versus the base period. Marketing investments were made to support the base business and product initiatives, including the expansion of Lenor and Herbal Essences, Febreze, and the Olay brand.

Interest expense in the current fiscal year to date increased 33 percent versus the comparable prior year period due to higher debt balances. The increase in other non-operating income compared to the prior year is primarily due to the before-tax gain on the sale of the juice business in the current year.

Net earnings increased 13 percent to $5.76 billion. Earnings growth for the fiscal year to date was driven primarily by volume and cost reduction efforts, partially offset by higher commodity costs and the marketing investments discussed above. Diluted net earnings per share increased 15 percent to $2.10 compared to $1.83 in the comparable prior year period. Earnings per share grew ahead of net earnings due to the impact of share repurchases.

BUSINESS SEGMENT DISCUSSION

The following discussion provides a review of results by business segment. An analysis of the results for the three and nine months ended March 31, 2005 is provided compared to the same period ended March 31, 2004. The primary financial measures used to evaluate segment performance are net sales and net earnings after tax. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by business segment for the three and nine months ended March 31, 2005 versus the comparable prior year period:

                        Three Months Ended March 31, 2005
                              (amounts in millions)

                                                            % Change       Earnings    % Change                 % Change
                                                             Versus         Before      Versus         Net       Versus
                                               Net Sales    Year Ago     Income Taxes  Year Ago     Earnings    Year Ago
                                               ---------    --------     ------------  --------     --------    --------
BEAUTY CARE                                    $   4,876           9%      $  1,014          15%    $    701          23%

     HEALTH CARE                                   2,000          16%           373          21%         252          22%
     BABY CARE AND FAMILY CARE                     3,048          13%           532          49%         339          56%
                                               ---------    --------       --------    --------     --------    --------
HEALTH, BABY & FAMILY CARE                         5,048          14%           905          36%         591          39%

     FABRIC CARE AND HOME CARE                     3,819           7%           761          -8%         508          -6%
     SNACKS AND COFFEE                               767          16%           166          89%         105          91%
                                               ---------    --------       --------    --------     --------    --------
HOUSEHOLD CARE                                     4,586           8%           927           1%         613           3%

TOTAL BUSINESS SEGMENT                            14,510          10%         2,846          16%       1,905          20%
CORPORATE                                           (223)        N/A           (320)        N/A         (185)        N/A
                                               ---------    --------       --------    --------     --------    --------
TOTAL COMPANY                                  $  14,287          10%      $  2,526          15%    $  1,720          13%

                        Nine Months Ended March 31, 2005
                              (amounts in millions)

                                                            % Change       Earnings    % Change                 % Change
                                                             Versus         Before      Versus        Net        Versus
                                               Net Sales    Year Ago     Income Taxes  Year Ago     Earnings    Year Ago
                                               ---------    --------     ------------  --------     --------    --------
BEAUTY CARE                                    $  14,553          15%      $  3,188          15%    $  2,207          21%

     HEALTH CARE                                   5,887          10%         1,220           3%         820           3%
     BABY CARE AND FAMILY CARE                     8,876          11%         1,625          27%       1,019          28%
                                               ---------    --------       --------    --------     --------    --------
HEALTH, BABY & FAMILY CARE                        14,763          11%         2,845          15%       1,839          16%

     FABRIC CARE AND HOME CARE                    11,413          10%         2,494           0%       1,674           0%
     SNACKS AND COFFEE                             2,353           7%           482          13%         312          12%
                                               ---------    --------       --------    --------     --------    --------
HOUSEHOLD CARE                                    13,766           9%         2,976           2%       1,986           2%

TOTAL BUSINESS SEGMENT                            43,082          12%         9,009          10%       6,032          12%
CORPORATE                                           (599)        N/A           (687)        N/A         (272)        N/A
                                               ---------    --------       --------    --------     --------    --------
TOTAL COMPANY                                  $  42,483          11%      $  8,322          13%    $  5,760          13%

BEAUTY CARE

For the quarter, Beauty Care unit volume increased seven percent with developing markets contributing double-digit growth. Skin Care and Fine Fragrances both grew volume double-digits behind the Olay and Hugo Boss brands, respectively. Hair Care volume increased mid-single digits behind the growth of Pantene, Head & Shoulders, Rejoice and Aussie brands. In Feminine Care, unit volume increased high-single digits behind double-digit growth of the Always/Whisper and Naturella brands. Beauty Care net sales for the quarter increased nine percent to $4.88 billion. Foreign exchange contributed three percent to sales growth, while mix reduced sales by one percent due to strong growth in developing markets. Net earnings increased 23 percent to $701 million driven by robust volume growth, the impact of the Company's increased ownership of the China operation and the domination and profit transfer agreement with Wella. Net earnings were reduced by continued marketing investments to support initiatives including the launch of Olay Quench, the expansion of Olay in Europe and Asia, Herbal Essences in Japan, Rejoice in Greater China and Pantene Pro-Health.

For the first nine months of the fiscal year, Beauty Care unit volume is up 13 percent, which includes two additional months of Wella compared to the base period. Organic volume, which excludes the impacts of acquisitions and divestitures, increased eight percent. Net sales increased 15 percent to $14.55 billion. Foreign exchange contributed four percent to sales growth. Pricing reduced sales by one percent, while the mix impact of strong developing market growth reduced sales by one percent. Net earnings increased 21 percent to $2.21 billion. Net earnings increased primarily due to volume growth, cost reduction programs, the impacts of the Company's increased ownership of the China operation and domination and profit transfer agreement with Wella AG, partially offset by marketing spending to support initiatives.

HEALTH, BABY AND FAMILY CARE

Health Care unit volume increased 14 percent for the quarter behind the growth of Prilosec OTC, Actonel and double-digit growth in developing markets, primarily in Oral Care. Globally, Oral Care posted high single-digit volume growth despite a challenging competitive environment in dentifrice and a declining market for tooth whitening products. Developing market Oral Care volume was up strongly, which more than offset slight volume declines in developed markets. The soft developed market results were mainly due to contraction of the U.S. tooth whitening market. Vicks also contributed to unit volume growth due to the later cough/cold season in North America and Western Europe this year. Net sales increased 16 percent to $2.00 billion aided by a positive two percent foreign exchange impact. Pricing added one percent to sales, while product mix reduced sales by one percent due to the shift of Macrobid branded sales to generic sales and developing market growth. Net earnings were $252 million, an increase of 22 percent, against a base period comparison where earnings grew 48 percent. Earnings growth was driven by increased volume, partially offset by the negative profit impact from the generic sales of Macrobid versus branded Macrobid in the base. Earnings were also lower due to the impacts of the higher royalty expense rate for Prilosec OTC.

Fiscal year to date, Health Care unit volume increased nine percent. Net sales grew 10 percent to $5.89 billion. Foreign exchange added two percent to sales growth and price increases in Pharmaceuticals and Pet Health and Nutrition added one percent to sales growth. Net sales were reduced by two percent due to the mix impact of developing market growth, particularly in Greater China, and the shift of Macrobid branded sales to generic sales. Net earnings were $820 million, an increase of three percent. Earnings grew due to higher volume and price increases. Earnings growth trailed sales growth year-over-year due, in part, to product mix impacts of lower volume in Macrobid and Crest Whitestrips. Earnings were also lower due to the impacts of the higher royalty expense rate for Prilosec OTC, higher commodity costs and marketing investments in support of initiatives.

For the quarter, Baby Care and Family Care unit volume increased eight percent led by Baby Care behind continued growth of the Baby Stages of Development line. Family Care posted volume growth behind recent initiatives on Charmin in North America. Net sales increased 13 percent to $3.05 billion, with foreign exchange contributing three percent to sales growth. Pricing added one percent to sales growth. Pricing actions in Family Care to recover higher commodity costs were partially offset by targeted pricing investments in select Baby Care markets, primarily in Western Europe in response to competitive activity. Product mix added one percent to sales growth due to higher sales growth in North America. Earnings grew 56 percent to $339 million behind the scale benefits of volume growth and manufacturing cost savings. The impact of pricing actions largely offset the negative affect of higher commodity prices versus the prior year.

Through the first three quarters of the fiscal year, Baby Care and Family Care unit volume increased seven percent. Growth was driven behind Baby Care's continued stream of innovation including Feel and Learn training pants in North America, Baby Dry fit upgrade and Baby Stages of Development upgrades in Western Europe and the expansion of Pampers Kandoo, as well as Family Care's recent Bounty and Charmin initiatives. Net sales increased 11 percent to $8.88 billion, including a positive three percent impact from foreign exchange. Pricing added one percent to sales growth driven by a price increase in North America Family Care to recover higher commodity costs, partially offset by targeted pricing investments in Western Europe in response to competitive activity. Net earnings increased 28 percent to $1.02 billion. Earnings increased driven by the scale benefits of volume, pricing in North

America Family Care and manufacturing cost savings projects, partly offset by higher commodity costs and marketing investments in support of initiatives.

HOUSEHOLD CARE

Unit volume increased by five percent in Fabric Care and Home Care driven primarily by double-digit growth in developing markets. Also contributing to volume growth were the continued success of Lenor and Febreze Air Effects and the launches of Tide Coldwater and Mr. Clean Magic Reach. Home Care volume was flat against a base period that includes the impacts of several initiatives. Volume was negatively affected by lower volume in the current quarter for Swiffer cleanings products, due to market size declines, and hand dishwashing liquids, due to heavy competitive merchandising activity. Acquisitions in Europe and Latin America added one percent to volume growth. Net sales increased seven percent to $3.82 billion. Foreign exchange added three percent to sales growth. The mix impact of higher relative growth in developing markets reduced sales by one percent. Net earnings were $508 million, a decrease of six percent. The decrease in earnings is due primarily to higher commodity costs and a one-time charge related to supply chain optimization, which more than offset the scale benefits of volume growth. Additionally, earnings margin was negatively impacted by the mix effect of higher growth rates in developing markets.

Fabric Care and Home Care unit volume increased nine percent fiscal year to date behind geographic expansion and growth in multiple price tiers. Acquisitions added two percent to volume versus the prior year. Net sales increased 10 percent to $11.41 billion. Foreign exchange improved sales by three percent. Pricing, primarily in Western Europe, reduced sales by one percent. The mix effect of developing market growth, where the average unit sales price is generally lower than the business average, reduced sales by one percent. Net earnings of $1.67 billion were in line with the comparable prior year period. The benefit of volume growth on earnings was offset by commodity price increases, higher spending to support initiatives and pricing actions. Earnings were also negatively impacted by the mix effect of developing market growth, which has a lower gross margin than the balance of the business. The impacts of higher commodity costs and expansion in developing markets are expected to continue to negatively impact earnings margins.

For the quarter, Snacks and Coffee unit volume was up six percent, with the Coffee category up double-digits. Pringles volume grew behind expanded distribution and merchandizing due to customized flavors and Pringles Prints. Net sales increased 16 percent to $767 million. Pricing increased sales nine percent due to the recent action taken on Folgers to recover higher commodity costs. Foreign exchange had a positive one percent effect on sales growth. Net earnings increased 91 percent to $105 million. Current year earnings growth reflects higher volume, pricing and lower merchandising spending versus the base period.

Fiscal year to date, Snacks and Coffee volume was up three percent. Net sales increased seven percent to $2.35 billion. Foreign exchange added two percent to sales growth. Pricing increased net sales by two percent behind actions in the coffee category to recover increases in commodity costs. Net earnings were $312 million, an increase of 12 percent, due primarily to the scale benefits of volume growth and higher selling prices, partially offset by increased commodities costs and marketing spending.

CORPORATE

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

For the quarter, net sales were -$223 million compared to -$103 million in the prior year period. For the fiscal year to date, net sales were -$599 million versus -$189 million. The decline is primarily due to higher sales from the divested juice business in the base period. Net earnings in the quarter were -$185 million compared to -$65 million in the comparable prior year period. Net earnings were -$272 million in the first nine months of the fiscal year compared to -$257 million in the prior year. Current year net earnings reflect the net impact of the juice divestiture, higher interest expense, and the guaranteed dividend to Wella shareholders under the domination and profit transfer agreement.

FINANCIAL CONDITION

Operating Activities

Cash generated from operating activities for the nine months ended March 31, 2005 was $6.62 billion versus to $6.94 billion in the comparable prior year period. The cash increase from higher net earnings was offset primarily by an increase in inventory. Inventory levels increased due to higher commodity costs, inventory build-up in preparation for upcoming initiatives and to rebuild inventory levels in product categories that could not meet customer demand. Accounts receivable increased, but days sales are in line with the comparable prior year period.

Investing Activities

Investing activities in the current year decreased cash by $1.60 billion compared to $7.37 billion in the prior year, which included the cost of the acquisition of Wella AG. Capital expenditures as a percent of net sales were 3.3 percent - slightly lower than the comparable prior year period and below our long-term target of 4 percent of sales. Proceeds from asset sales increased primarily due to the divestiture of the juice business. Acquisitions (net of cash acquired) used $528 million of cash in the current year which includes acquisitions for a pharmaceuticals business in Spain and increased ownership in our Glad joint venture.

Financing Activities

Total cash used by financing activities was $2.42 billion compared to $828 million in the base period. The Company's long term debt position provided $1.46 billion of net cash, as borrowings exceeded repayments. Short-term debt provided $1.32 billion in cash. Treasury share purchases used $3.58 billion of cash compared to $2.33 billion in the base period reflecting additional repurchases consistent with the announcement in January of 2005 of a share repurchase program in connection with our planned acquisition of The Gillette Company.

At June 30, 2004, the Company's current liabilities exceeded current assets by $5.03 billion. The key driver was the use of commercial paper to partially fund the Wella acquisition. At March 31, 2005, this excess has been reduced to $3.73 billion. We anticipate being able to support short-term liquidity needs through cash generated from operations. The Company also has long- and short-term ratings which will enable it to refinance this debt at favorable rates in commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.

Gillette Acquisition

As noted in footnote 8 to the financial statements, the Company entered into an agreement to acquire 100% of The Gillette Company on January 27, 2005. Pursuant to the agreement, the Company will issue 0.975 shares of stock for each share of Gillette common stock. Under the purchase method of accounting, the total consideration would be approximately $54 billion. This is based on the average stock prices of the Company for the period beginning two days before and ending two days after the January 28, 2005 announcement data. In connection with this transaction, the Company also announced a share buyback plan under which it will acquire in open market and/or private transactions approximately $18 billion to $22 billion of Company shares. As of March 31, 2005, approximately $1.58 billion was spent under this plan, financed by a temporary $2.5 billion credit facility. The Company intends to refinance this facility and the remaining treasury share purchases, which are largely expected to be completed by June 30, 2006, by issuing a combination of long-term and short-term debt. Due to the Company's long- and short-term credit ratings, the Company does not anticipate any significant issues in securing the required debt. In addition, the Company does not anticipate any significant impacts on its overall liquidity as a result of the acquisition or share buyback program.

MEASURES NOT DEFINED BY U.S. GAAP

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

Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company's long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below:

                  Operating      Capital       Free         Net            Free Cash
   ($MM)          Cash Flow      Spending    Cash Flow    Earnings     Flow Productivity
------------      ---------      --------    ---------    --------     -----------------
Jul - Sep'03        1,606           364        1,242        1,761             71%
Oct - Dec'03        2,355           446        1,909        1,818            105%
Jan - Mar'04        2,978           521        2,457        1,528            161%
Apr - Jun'04        2,423           693        1,730        1,374            126%
                    -----         -----        -----        -----            ---
Jul - Jun'04        9,362         2,024        7,338        6,481            113%

Jul - Sep'04        1,918           413        1,505        2,001             75%
Oct - Dec'04        2,061           498        1,563        2,039             77%
Jan - Mar'05        2,645           475        2,170        1,720            126%
                    -----         -----        -----        -----            ---
Jul - Mar'05        6,624         1,386        5,238        5,760             91%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's exposure to market risk since June 30, 2004. See Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                       APPROXIMATE DOLLAR
                                                                  TOTAL NUMBER OF     VALUE OF SHARES THAT
                                                                SHARES PURCHASED AS    MAY YET BE PURCHASED
                                                                 PART OF PUBLICLY        UNDER OUR SHARE
                    TOTAL NUMBER OF       AVERAGE PRICE PAID    ANNOUNCED PLANS OR     REPURCHASE PROGRAM
     PERIOD        SHARES PURCHASED(1)       PER SHARE(2)           PROGRAMS(3)        ($ IN BILLIONS)(3)
----------------   -------------------    ------------------    -------------------   ---------------------
1/1/05 - 1/31/05       6,371,902                $55.71                      0                    0
2/1/05 - 2/28/05      17,842,343                $53.01             17,802,000                 21.1
3/1/05 - 3/31/05      11,936,910                $53.21             11,936,600                 20.4

(1) All share repurchases were made in open-market transactions. The number of shares purchased other than through a publicly announced repurchase plan were 6,412,555 for the quarter. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On January 28, 2005 the Company announced a share buyback plan in connection with its planned acquisition of The Gillette Company. Pursuant to the plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions up to $22 billion of shares of Company common stock to be financed by issuing a combination of long-term and short-term debt. The share repurchases are expected to be largely completed by June 30, 2006.

Item 6. Exhibits

      Exhibits

      (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2004).

      (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30,
             2003).

      (10-1) The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on March 8, 2005) which was adopted by shareholders at the annual meeting on October 9, 2001.

      (10-2) The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the Board of Directors on October 14, 1997.

      (10-3) The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by shareholders at the annual meeting on October 14, 2003 (Incorporating by reference the accompanying related correspondence and terms and conditions contained in Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30,
             2004).

      (11)   Computation of Earnings per Share.

      (12)   Computation of Ratio of Earnings to Fixed Charges.

      (31)   Rule 13a-14(a)/15d-14(a) Certifications.

      (32)   Section 1350 Certifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

JOHN K. JENSEN
-------------------------------
(John K. Jensen)
Vice President and Comptroller

May 9, 2005
-------------------------------
Date

                                  EXHIBIT INDEX

Exhibit No.

      (3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2004).

      (3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30,
             2003).

      (10-1) The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on March 8, 2005) which was adopted by shareholders at the annual meeting on October 9, 2001.

      (10-2) The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the Board of Directors on October 14, 1997.

      (10-3) The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by shareholders at the annual meeting on October 14, 2003 (Incorporating by reference the accompanying related correspondence and terms and conditions contained in Exhibit (10-9) of the Company's Annual Report on Form 10-K for the year ended June 30,
             2004).

      (11)   Computation of Earnings per Share.

      (12)   Computation of Ratio of Earnings to Fixed Charges.

      (31)   Rule 13a-14(a)/15d-14(a) Certifications.

      (32)   Section 1350 Certifications.