Form 10-K
period 2005-06-30
PROCTER & GAMBLE CO
filed 2005-08-29
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY
One Procter & Gamble Plaza, Cincinnati, Ohio 45202
Telephone (513) 983-1100
IRS Employer Identification No. 31-0411980
State of Incorporation: Ohio

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, without Par Value	New York, Paris
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to $139 billion on December 31, 2004.
There were 2,461,253,748 shares of Common Stock outstanding as of July 31, 2005.

Documents Incorporated By Reference
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2005 are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PART I
Item 1. Business.
     Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis, which appears on pages 25-40; Note 1, Summary of Significant Accounting Policies, which appears on pages 46-48; Note 2, Acquisitions, which appears on pages 48-50; and Note 11, Segment Information, which appears on pages 60-61 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.
     The Procter & Gamble Company is focused on providing branded products of superior quality and value to improve the lives of the world’s consumers. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, we market over 300 branded products in more than 160 countries. Unless the context indicates otherwise, the terms the “Company,” “P&G,” “we,” “our” or “us” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.
     The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. We market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors.
     Throughout this Form 10-K, we incorporate by reference information from other documents filed with the Securities and Exchange Commission (SEC).
     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: http://www.sec.gov. You can also access these reports through links from our website at: www.pg.com/investors/sectionmain.jhtml.
     Copies of these reports are also available, without charge, by contacting The Procter & Gamble Company, Shareholder Services Department, P.O. Box 5572, Cincinnati, Ohio 45201-5572.
Financial Information About Segments
     The Company is organized into three Global Business Units: P&G Beauty; P&G Family Health; and P&G Household Care. We have five reportable segments under U.S. GAAP: P&G Beauty; Health Care; Baby Care and Family Care; Fabric Care and Home Care; and Snacks and Coffee. None of these businesses is highly seasonal. Many of the factors necessary for an understanding of these businesses are similar. Operating margins of the individual businesses vary slightly due to nature of the materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets of each business and products. For example, we expect our P&G Beauty business to provide a disproportionate percentage of overall net sales growth, as the market for these products is expected to grow at a higher rate than the remaining businesses.

     Additional information about our businesses, including a discussion of competitive conditions, can be found in Management’s Discussion and Analysis, pages 27-28, and Note 11, Segment Information, which appears on pages 60-61 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.
     Effective July 1, 2004, we realigned some of our business units and associated management responsibilities. Concurrent with this change, we made adjustments to the measures used to evaluate the performance of senior management. The most significant of these adjustments was the amortization expense of identifiable intangible assets with determinable lives, which is now included in business results rather than held in Corporate. While these changes had no impact on total Company results, historical business results for all periods presented were conformed for these changes.
Narrative Description of Business
     Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in over 160 countries around the world primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We have also expanded our presence in “high-frequency stores,” the neighborhood stores which serve many consumers in developing markets. We work collaboratively with our customers to improve the in-store presence of our products and win the “first moment of truth” — when a consumer is shopping in the store. We must also win the “second moment of truth” — when a consumer uses the product, evaluates how well it met his or her expectations and whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
     Key Product Categories. We currently have three product categories that each account for 10% or more of consolidated net sales. The laundry category constitutes approximately 17% of net sales for fiscal year 2005, compared to 18% of net sales for fiscal year 2004 and 19% in 2003. The diaper category represents approximately 11% of net sales in 2005, compared to 11% in 2004 and 12% in 2003. The retail hair care category accounts for approximately 10% of fiscal year 2005 net sales compared to 11% of fiscal year 2004 net sales and 9% in 2003.
     Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 16% of our total revenue, compared to 17% in 2004 and 18% in 2003. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 32% of total unit volume, which is comparable with 2004 and 2003. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.

     Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from others, some of whom are single-source suppliers. We produce raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel and natural gas are important commodities used in our plants and in the trucks used to deliver our products to customers. The prices we pay for materials and other commodities are subject to fluctuation. For example, the price of oil was up approximately 45% in 2005 compared to the prior year. The cost of many of the resins used in our raw and packaging materials increased about 20%. We also had increases in pulp and chemical costs. When prices for these items change, we may or may not pass on the change to our customers, depending on the magnitude and expected duration of the change. In 2005, we increased prices in some categories, including Family Care, Pet Health and Nutrition, Coffee and certain Fabric Care markets to recover increases in commodity costs. The Company purchases a substantial variety of raw and packaging materials, no one of which is material to our business taken as a whole.
     Trademarks and Patents. We own or have licenses under patents and registered trademarks which are used in connection with our activity in all businesses. Some of these patents or licenses cover significant product formulation and processes used to manufacture our products. The trademarks of all major products in each business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks, patents and licenses.
     Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2006.
     Employees. The Company has approximately 110,000 employees.
Financial Information About Foreign and Domestic Operations
     Net sales in the United States account for approximately 45% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2005	2004	2003
North America	48%	50%	54%
Western Europe	24%	24%	21%
Northeast Asia	5%	5%	5%
Developing Markets	23%	21%	20%
     Developing markets include Latin America, Central & Eastern Europe/Middle East and Africa, Greater China, and ASEAN/Australasia/India.

     Net sales and assets in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2005	2004	2003	2005	2004	2003
United States	$25,342	$23,688	$21,853	$25,399	$23,687	$23,424
International	31,399	27,719	21,524	36,128	33,361	20,282
Development of the Business
     The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets over the past five years.
     Gillette Acquistion. On January 27, 2005, we entered into an agreement to acquire The Gillette Company. The agreement, which has been approved by the boards of directors and the shareholders of both companies, provides for a stock-for-stock exchange in which 0.975 shares of The Procter & Gamble Company common stock will be issued and exchanged, on a tax-free basis, for each share of The Gillette Company. Under the purchase method of accounting, the total consideration would be approximately $54 billion, determined using the average Company stock prices beginning two days before and ending two days after January 28, 2005, the date the acquisition was announced.
     The Gillette Company is the world leader in the male grooming category that includes blades, razors and shaving preparations, and in selected female grooming products. Gillette also holds the number one position worldwide in alkaline batteries and toothbrushes. Total sales for Gillette during its most recent year ended December 31, 2004 were $10.5 billion.
     The acquisition is subject to approval by US and non-U.S. regulatory authorities. We believe that the transaction will close in Fall 2005.
     Juice divestiture. In August 2004 the Company completed the divestiture of its Juice business.
     Wella Acquisition. In March 2003, the Company entered into an agreement to acquire a controlling interest in Wella from the majority shareholders. In September 2003, we completed this purchase of the shares of Wella for EUR 3.16 billion (approximately $3.42 billion based on exchange rates on that date). Additionally, in September 2003, we purchased shares secured through a tender offer to remaining shareholders for EUR 1.49 billion (approximately $1.67 billion based on exchange rates on that date). As a result of these purchases, the Company acquired approximately 81% of the outstanding Wella shares (99% of the voting class shares and 45% of the preference shares).
     In June 2004, the Company and Wella entered into a Domination and Profit Transfer Agreement (the Domination Agreement). Under the Domination Agreement, we are entitled to exercise full operating control and receive 100% of the future earnings of Wella. As consideration for the Domination Agreement, we will pay the remaining shareholders of Wella a guaranteed annual dividend payment. Alternatively, the remaining Wella shareholders may elect to tender their shares to the Company for an agreed price. The fair value of the total guaranteed annual dividend payments was $1.11 billion, which is the approximate cost if all remaining shares were tendered.

     The acquisition of Wella was financed by a mixture of available cash balances and debt. Wella is a leading beauty care company selling its products in more than 150 countries, focused on professional hair care, retail hair care and cosmetics and fragrances.
     Hutchison Acquisition. In June 2004, we purchased the remaining 20% stake of our China venture from our partner, Hutchison Whampoa China Ltd. (Hutchison), giving us full ownership of our operations in China. The net purchase price was $1.85 billion, which is the purchase price of $2.00 billion net of minority interest and certain obligations that were eliminated as a result of the transaction. The acquisition was funded by debt.
     Jif/Crisco Spin-Off. During May 2002, we completed the spin-off of the Jif peanut butter and Crisco shortening brands to the Company’s shareholders and their subsequent merger into The J.M. Smucker Company.
     Clairol Acquisition. In November 2001, we completed the acquisition of the Clairol business from The Bristol-Myers Squibb Company.
     Restructuring Program. In 1999, we announced our intention to transition from our previous geographic-based structure to a product-based global business unit structure. Concurrent with that change, we initiated a multi-year Organization 2005 Restructuring Program. The program was designed to accelerate growth and deliver cost reductions by streamlining management decision making, manufacturing and other work processes and discontinuing under-performing businesses and initiatives. This restructuring program was substantially complete by the end of 2003. From the program’s inception through the end of 2003, we incurred charges of $4.85 billion before tax ($3.79 billion after tax) for employee separation costs, asset write-downs, accelerated depreciation and other costs directly related to the restructuring effort.
Item 2. Properties.
     In the United States, we own and operate 33 manufacturing facilities located in 21 different states. In addition, we own and operate 91 manufacturing facilities in 42 other countries. Many of the domestic and international facilities produce products for multiple businesses. P&G Beauty products are manufactured at 53 of these locations; Fabric Care and Home Care products at 42; Baby Care and Family Care products at 32; Health Care products at 27; and Snacks and Coffee products at 6. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.
Item 3. Legal Proceedings.
     We are involved in clean-up efforts at off-site Superfund locations, many of which are in the preliminary stages of investigation. The amount accrued at the end of June 30, 2005, representing probable future costs that can be reasonably estimated, was $7 million.
     We are also involved in certain other environmental proceedings. No such proceeding is expected to result in material monetary or other sanctions being imposed by any governmental entity, or in other material liabilities.

Item 4. Submission of Matters to a Vote of Security Holders.
     At a special meeting of shareholders held on July 12, 2005, the following actions were taken:
     A proposal by the Board of Directors to adopt the agreement and plan of merger, dated as of January 27, 2005, among The Procter & Gamble Company, Aquarium Acquisition Corp., a wholly-owned subsidiary of Procter & Gamble, and The Gillette Company, and approve the issuance of Procter & Gamble Common Stock in the merger. The shareholders cast 1,885,874,704 (71.68% of the issued and outstanding shares, which is the equivalent of 96.36% of votes cast) votes in favor of this proposal and 47,304,669 votes against. There were 23,884,959 abstentions.
     A proposal by the Board of Directors to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to adopt the merger agreement and approve the issuance of Procter & Gamble Common Stock in the merger. The shareholders cast 1,530,618,440 votes in favor of this proposal and 340,870,568 votes against. There were 85,575,324 abstentions.
     Although these actions occurred following the fourth quarter, the Company is voluntarily including this information here because the vote was of significant interest to shareholders.

Executive Officers of the Registrant
     The names, ages and positions held by the executive officers of the Company on August 29, 2005 are:

			Elected to
Name	Position	Age	Officer Position
Alan G. Lafley	Chairman of the Board,	58	1992
	President and Chief Executive
	Director since June 8, 2000

Bruce L. Byrnes	Vice Chairman of the Board —	57	1991
	P&G Household Care
	Director since April 8, 2002

R. Kerry Clark	Vice Chairman of the Board —	53	1995
	P&G Family Health
	Director since April 8, 2002

Susan E. Arnold	Vice Chairman — P&G Beauty	51	2004

Robert A. McDonald	Vice Chairman — Global Operations	52	1999

Richard L. Antoine	Global Human Resources Officer	59	1998

G. Gilbert Cloyd	Chief Technology Officer	59	2000

Clayton C. Daley, Jr.	Chief Financial Officer	53	1998

R. Keith Harrison, Jr.	Global Product Supply Officer	57	2001

James J. Johnson	Chief Legal Officer	58	1991

Mariano Martin	Global Customer Business	52	2003
	Development Officer

Charlotte R. Otto	Global External Relations Officer	52	1996

Filippo Passerini	Chief Information Officer and	48	2003
	Global Services Officer

James R. Stengel	Global Marketing Officer	50	2001

Valarie L. Sheppard	Vice President and Comptroller	41	2005
     All of the Executive Officers named above have been employed by the Company for more than five years.

PART II
5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total Number of	value of shares that
			Shares Purchased as	may yet be purchased
			Part of Publicly	under our share
	Total Number of	Average Price	Announced Plans or	repurchase program
Period	Shares Purchased (1)	Paid per Share (2)	Programs (3)	($ in Billions) (3)
4/1/05 - 4/30/05	12,280,476	$ 54.15	12,280,000	19.8
5/1/05 - 5/31/05	11,822,509	$ 55.11	11,812,000	19.1
6/1/05 - 6/30/05	2,282,106	$ 55.66	2,281,000	19.0

(1)	All share repurchases were made in open-market transactions. The number of shares purchased other than through a publicly announced repurchase plan were 12,091 for the quarter. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On January 28, 2005 the Company announced a share buyback plan in connection with its planned acquisition of The Gillette Company. Pursuant to the plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions up to $22 billion of shares of Company common stock to be financed by issuing a combination of long-term and short-term debt. On a discretionary basis and dependent upon market conditions and regulatory approvals, the Company and/or its subsidiaries may also, as part of this share repurchase program, purchase shares of The Gillette Company prior to the close to facilitate completion of the transaction. The share repurchases are expected to be largely completed by June 30, 2006.
     Additional information required by this item is incorporated by reference to Shareholder Information, which appears on page 65 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005, and Part III, Item 12 of this Annual Report on Form 10-K.
Item 6. Selected Financial Data.
     The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 46-48; Note 11, Segment Information, which appears on pages 60-61; and Financial Summary, which appears on pages 66-67 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information required by this item is incorporated by reference to Management’s Discussion and Analysis, which appears on pages 25-40; Note 1, Summary of Significant Accounting Policies, which appears on pages 46-48; Note 2, Acquisitions, which appears on pages 48-50; Note 10, Commitments and Contingencies, which appears on pages 59-60; and Note 11, Segment Information, which appears on pages 60-61 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.

     The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2005 and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.
     These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, customer and consumer trends, technological innovation, currency movements, governmental action and the development of certain markets available at the time the statements are made. Among the key factors that could impact results and must be managed by the Company are:
(1)	the ability to achieve business plans, including with respect to lower income consumers and growing existing sales and volume profitably despite high levels of competitive activity, especially with respect to the product categories and geographical markets (including developing markets) in which the Company has chosen to focus;

(2)	the ability to successfully execute, manage and integrate key acquisitions and mergers, including (i) the Domination and Profit Transfer Agreement with Wella, and (ii) the Company’s agreement to merge with The Gillette Company, including obtaining the related required regulatory approvals;

(3)	the ability to manage and maintain key customer relationships;

(4)	the ability to maintain key manufacturing and supply sources (including sole supplier and plant manufacturing sources);

(5)	the ability to successfully manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending matters within current estimates;

(6)	the ability to successfully implement, achieve and sustain cost improvement plans in manufacturing and overhead areas, including the Company’s outsourcing projects;

(7)	the ability to successfully manage currency (including currency issues in volatile countries), debt (including debt related to the Company’s announced plan to repurchase shares of the Company’s stock), interest rate and certain commodity cost exposures;

(8)	the ability to manage the continued global political and/or economic uncertainty and disruptions, especially in the Company’s significant geographical markets, as well as any political and/or economic uncertainty and disruptions due to terrorist activities;

(9)	the ability to successfully manage competitive factors, including prices, promotional incentives and trade terms for products;

(10)	the ability to obtain patents and respond to technological advances attained by competitors and patents granted to competitors;

(11)	the ability to successfully manage increases in the prices of raw materials used to make the Company’s products;

(12)	the ability to stay close to consumers in an era of increased media fragmentation; and

(13)	the ability to stay on the leading edge of innovation.
     If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then our actual results might differ materially from the forward-looking statements made herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information required by this item is incorporated by reference to the section entitled Other Information, which appears on page 39, and Note 6, Risk Management Activities, which appears on pages 51-52 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data are incorporated by reference to pages 41-67 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.
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
     Messrs. Lafley and Daley have concluded that the Company’s disclosure control systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company’s disclosure control system is based upon a global chain of financial, staff and general business reporting lines that converge in the worldwide headquarters of the Company in Cincinnati, Ohio. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Consistent with the SEC’s suggestion, the Company has formed a Disclosure Committee consisting of key Company personnel designed to review the accuracy and completeness of all disclosures made by the Company.
     In connection with the evaluation described above, no changes in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to page 23 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     John F. Smith, Jr. is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Smith is both independent and an audit committee financial expert, as defined by SEC guidelines.
     The information required by this item is incorporated by reference to pages 4-10, up to but not including the section entitled Board and Committee Attendance; to the section entitled Code of Ethics, which appears on page 10; and to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, which appears on pages 29-30 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2005, pursuant to Regulation 14A which involved the election of directors. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
     The information required by this item is incorporated by reference to pages 10-26 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2005, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Board and Committee Attendance.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2005. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; and The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	269,373,276	$41.12	131,108,843
Equity compensation plans not approved by security holders(2)	18,941,066	$41.30	5,415,900
Total	288,314,342	$41.07	136,524,743

(1)	Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; and The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan.

(2)	Includes The Procter & Gamble 1992 Stock Plan (Belgian Version) and The Procter & Gamble Future Shares Plan.

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

     Additional information required by this item is incorporated by reference to pages 27-29 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2005, pursuant to Regulation 14A which involved the election of directors, including footnotes referenced therein.
Item 13. Certain Relationships and Related Transactions.
     The information required by this item is incorporated by reference to the section entitled Transactions with Executive Officers, Directors and Others, which appears on page 30 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2005, pursuant to Regulation 14A which involved the election of directors.
Item 14. Principal Accounting Fees and Services.
     The information required by this item is incorporated by reference to pages 30-32 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2005, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Report of the Audit Committee up to but not including the section entitled Proposal to Ratify Appointment of the Independent Registered Public Accounting Firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial Statements:

The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management’s report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8.
–	Management’s Report on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

–	Consolidated Statements of Earnings — for years ended June 30, 2005, 2004 and 2003

–	Consolidated Balance Sheets — as of June 30, 2005 and 2004

–	Consolidated Statements of Shareholders’ Equity — for years ended June 30, 2005, 2004 and 2003

–	Consolidated Statements of Cash Flows — for years ended June 30, 2005, 2004 and 2003

–	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits:

Exhibit	(2-1)	—	Agreement and Plan of Merger dated as of January 27, 2005 among The Procter & Gamble Company, Aquarium Acquisition Corp. and The Gillette Company (Incorporated by reference to Exhibit (2-1) of the Company’s Form 8-K filed on January 28, 2005).

Exhibit	(3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2004).

	(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

Exhibit	(4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit	(10-1)	—	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on March 8, 2005) which was adopted by shareholders at the annual meeting on October 9,

2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2005), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-K for the year ended June 30, 2004).*

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-4) —	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949, and related correspondence and terms and conditions.*

(10-5) —	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-6) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-7) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-8) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).*

(10-9) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as adjusted for the stock split effective May 21, 2004)

			which was adopted by the shareholders at the annual meeting on October 14, 2003 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2005, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-9) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).*

	(10-10)	—	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-10) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).*

	(10-11)	—	Summary of the Company’s Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions. *

	(10-12)	—	Summary of personal benefits available to certain officers and non-employee directors.*

	(10-13)	—	$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup

Exhibit	(11)	—	Computation of earnings per share.

Exhibit	(12)	—	Computation of ratio of earnings to fixed charges.

Exhibit	(13)	—	Annual Report to Shareholders (pages 1-67).

Exhibit	(21)	—	Subsidiaries of the registrant.

Exhibit	(23)	—	Consent of Independent Registered Public Accounting Firm.

Exhibit	(31)	—	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit	(32)	—	Section 1350 Certifications.

Exhibit	(99-1)	—	Summary of Directors and Officers Insurance Program.

*	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	A.G. LAFLEY

(A.G. Lafley)
Chairman of the Board,
President and Chief Executive
August 29, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
A.G. LAFLEY (A.G. Lafley)	Chairman of the Board, President and Chief Executive (Principal Executive Officer)	August 29, 2005
CLAYTON C. DALEY, JR. (Clayton C. Daley, Jr.)	Chief Financial Officer (Principal Financial Officer)	August 29, 2005
VALARIE L. SHEPPARD (Valarie L. Sheppard)	Vice President and Comptroller (Principal Accounting Officer)	August 29, 2005
NORMAN R. AUGUSTINE (Norman R. Augustine)	Director	August 29, 2005
BRUCE L. BYRNES (Bruce L. Byrnes)	Director	August 29, 2005
R. KERRY CLARK (R. Kerry Clark)	Director	August 29, 2005
SCOTT D. COOK (Scott D. Cook)	Director	August 29, 2005
JOSEPH T. GORMAN (Joseph T. Gorman)	Director	August 29, 2005

Signature	Title	Date
CHARLES R. LEE (Charles R. Lee)	Director	August 29, 2005
LYNN M. MARTIN (Lynn M. Martin)	Director	August 29, 2005
W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 29, 2005
JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 29, 2005
JOHN F. SMITH, JR. (John F. Smith, Jr.)	Director	August 29, 2005
RALPH SNYDERMAN, M.D. (Ralph Snyderman, M.D.)	Director	August 29, 2005
ROBERT D. STOREY (Robert D. Storey)	Director	August 29, 2005
MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 29, 2005
ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 29, 2005

EXHIBIT INDEX

Exhibit	(2-1)	—	Agreement and Plan of Merger dated as of January 27, 2005 among The Procter & Gamble Company, Aquarium Acquisition Corp. and The Gillette Company (Incorporated by reference to Exhibit (2-1) of the Company’s Form 8-K filed on January 28, 2005).

Exhibit	(3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2004).

	(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

Exhibit	(4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit	(10-1)	—	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on March 8, 2005) which was adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2005), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-K for the year ended June 30, 2004).

	(10-2)	—	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

	(10-3)	—	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

	(10-4)	—	Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949, and related correspondence and terms and conditions.

	(10-5)	—	The Procter & Gamble Deferred Compensation Plan for Directors which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-5)

of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

	(10-6)	—	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

	(10-7)	—	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

	(10-8)	—	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).

	(10-9)	—	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the shareholders at the annual meeting on October 14, 2003 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2005, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-9) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

	(10-10)	—	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-10) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

	(10-11)	—	Summary of the Company’s Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions.

	(10-12)	—	Summary of personal benefits available to certain officers and non-employee directors.

	(10-13)	—	$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

Exhibit	(11)	—	Computation of earnings per share.

Exhibit	(12)	—	Computation of ratio of earnings to fixed charges.

Exhibit	(13)	—	Annual Report to Shareholders (pages 1-67).

Exhibit	(21)	—	Subsidiaries of the registrant.

Exhibit	(23)	—	Consent of Independent Registered Public Accounting Firm.

Exhibit	(31)	—	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit	(32)	—	Section 1350 Certifications.

Exhibit	(99-1)	—	Summary of Directors and Officers Insurance Program.