Form 10-Q
period 2005-09-30
PROCTER & GAMBLE CO
filed 2005-11-02
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2005


                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____


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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).              Yes [   ]  No [ X ]

There were 2,377,658,052 shares of Common Stock outstanding as of September 30, 2005.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the "Company", "we" or "our") for the three months ended September 30, 2005 and 2004, the Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not be indicative necessarily of annual results.


                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts

                                                    Three Months Ended
                                                       September 30
                                           -------------------------------------
                                                 2005                2004
                                           ----------------     ----------------

NET SALES                                   $       14,793       $       13,744
      Cost of products sold                          7,159                6,623
      Selling, general and
      administrative expense                         4,577                4,332
                                           ----------------     ----------------

OPERATING INCOME                                     3,057                2,789
      Interest expense                                 219                  181
      Other non-operating income, net                   74                  182
                                           ----------------     ----------------

EARNINGS BEFORE INCOME TAXES                         2,912                2,790
      Income taxes                                     883                  848
                                           ----------------     ----------------

NET EARNINGS                                $        2,029       $        1,942
                                           ================     ================

PER COMMON SHARE:
      Basic net earnings                    $         0.82       $         0.75
      Diluted net earnings                  $         0.77       $         0.70
      Dividends                             $         0.28       $         0.25

DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING                    2,649.7              2,766.1


See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Amounts in millions

                                                  September 30             June 30
 ASSETS                                               2005                  2005
                                                  ------------         ------------
CURRENT ASSETS
   Cash and cash equivalents                      $     6,310          $     6,389
   Investment securities                                1,749                1,744
   Accounts receivable                                  4,690                4,185
   Inventories
       Materials and supplies                           1,371                1,424
       Work in process                                    384                  350
       Finished goods                                   3,406                3,232
                                                  ------------         ------------
   Total inventories                                    5,161                5,006
   Deferred income taxes                                  849                1,081
   Prepaid expenses and other current assets            1,805                1,924
                                                  ------------         ------------

TOTAL CURRENT ASSETS                                   20,564               20,329

PROPERTY, PLANT AND EQUIPMENT
   Buildings                                            5,318                5,292
   Machinery and equipment                             20,631               20,397
   Land                                                   625                  636
                                                  ------------         ------------
                                                       26,574               26,325
   Accumulated depreciation                           (12,318)             (11,993)
                                                  ------------         ------------

NET PROPERTY, PLANT AND EQUIPMENT                      14,256               14,332

GOODWILL AND OTHER INTANGIBLE ASSETS
   Goodwill                                            19,793               19,816
   Trademarks and other intangible assets, net          4,435                4,347
                                                  ------------         ------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS               24,228               24,163

OTHER NON-CURRENT ASSETS                                2,858                2,703
                                                  ------------         ------------

TOTAL ASSETS                                      $    61,906          $    61,527
                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $     3,423          $     3,802
   Accrued and other liabilities                        6,247                7,531
   Taxes payable                                        2,635                2,265
   Debt due within one year                             8,749               11,441
                                                  ------------         ------------

TOTAL CURRENT LIABILITIES                              21,054               25,039

LONG-TERM DEBT                                         21,046               12,887

DEFERRED INCOME TAXES                                   2,007                1,896

OTHER NON-CURRENT LIABILITIES                           3,266                3,230
                                                  ------------         ------------

TOTAL LIABILITIES                                      47,373               43,052

SHAREHOLDERS' EQUITY
   Preferred stock                                      1,477                1,483
   Common stock - shares issued - Sept 30 2,976.6       2,977
                                  June 30 2,976.6                            2,977
   Additional paid-in capital                           3,140                3,030
   Reserve for ESOP debt retirement                    (1,269)              (1,259)
   Accumulated other comprehensive income              (1,485)              (1,566)
   Treasury stock                                     (22,558)             (17,194)
   Retained earnings                                   32,251               31,004
                                                  ------------         ------------

TOTAL SHAREHOLDERS' EQUITY                             14,533               18,475
                                                  ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    61,906          $    61,527
                                                  ============         ============

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
Amounts in millions                                           September 30
                                                           -------------------
                                                             2005       2004
                                                           --------   --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             $ 6,389    $ 4,232

OPERATING ACTIVITIES
    Net earnings                                             2,029      1,942
    Depreciation and amortization                              448        480
    Share based compensation expense                            95        122
    Deferred income taxes                                      284        145
    Changes in:
         Accounts receivable                                  (539)      (377)
         Inventories                                          (149)      (326)
         Accounts payable, accrued and other liabilities      (243)        57
         Other operating assets & liabilities                  175       (112)
    Other                                                       71        (19)
                                                           --------   --------

TOTAL OPERATING ACTIVITIES                                   2,171      1,912
                                                           --------   --------

INVESTING ACTIVITIES
    Capital expenditures                                      (401)      (413)
    Proceeds from asset sales                                   26        366
    Acquisitions                                            (1,178)      (335)
    Change in investment securities                            (17)      (216)
                                                           --------   --------
TOTAL INVESTING ACTIVITIES                                  (1,570)      (598)
                                                           --------   --------

FINANCING ACTIVITIES
    Dividends to shareholders                                 (727)      (685)
    Change in short-term debt                               (1,230)    (2,429)
    Additions to long-term debt                              8,612      2,996
    Reductions of long-term debt                            (1,858)      (130)
    Impact of stock options and other                          142        105
    Treasury purchases                                      (5,555)      (622)
                                                           --------   --------
TOTAL FINANCING ACTIVITIES                                    (616)      (765)
                                                           --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                       (64)        59

CHANGE IN CASH AND CASH EQUIVALENTS                            (79)       608
                                                           --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 6,310    $ 4,840
                                                           ========   ========

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and Form 8-Ks filed on September 23, 2005, and November 2, 2005 reflecting the Company's historical results as conformed for the adoption of SFAS 123 (Revised
     2004), "Share-Based Payment" (SFAS 123(R)) and the change in our method of accounting for Treasury Stock. The results of operations for the three-month period ended September 30, 2005 are not indicative necessarily of annual results.

2. Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended September 30, 2005 and 2004 was $2,110 million and $2,159 million, respectively.

3.   Segment Information - Following is a summary of segment results.

                                       SEGMENT INFORMATION

Amounts in millions                                        Three Months Ended September 30
                                                   ------------------------------------------------
                                                                   Earnings Before
                                                    Net Sales      Income Taxes      Net Earnings
                                                   ------------------------------------------------
Beauty                                  2005        $   4,989         $   1,078         $    783
                                        2004            4,655               983              674
                                     --------------------------------------------------------------

    Health Care                         2005            2,083               501              336
                                        2004            1,844               360              245

    Baby Care & Family Care             2005            2,999               510              320
                                        2004            2,850               501              309
                                                   ------------------------------------------------
Family Health                           2005            5,082             1,011              656
                                        2004            4,694               861              554
                                     --------------------------------------------------------------

    Fabric Care & Home Care             2005            4,215               963              641
                                        2004            3,810               877              585

    Snacks & Coffee                     2005              706               108               73
                                        2004              740               120               78
                                                   ------------------------------------------------
Household Care                          2005            4,921             1,071              714
                                        2004            4,550               997              663
                                     --------------------------------------------------------------

Corporate                               2005             (199)             (248)            (124)
                                        2004             (155)              (51)              51
                                     ---------------------------------------------------------------
Total                                   2005        $  14,793         $   2,912         $  2,029
                                        2004           13,744             2,790            1,942
                                     ---------------------------------------------------------------

4. Goodwill and Other Intangible Assets - Goodwill as of September 30, 2005 is allocated by reportable segment and global business unit as follows (amounts in millions):

                                                            Three Months Ended
                                                            September 30, 2005
                                                          ----------------------
                 Total Beauty, beginning of year                $      14,580
                               Acquistions & divestiture                  (19)
                               Translation & other                          8
                               Goodwill, September 30, 2005            14,569

                     Health Care, beginning of year                     3,378
                               Acquistions & divestiture                  --
                               Translation & other                         (2)
                               Goodwill, September 30, 2005             3,376

                     Baby Care & Family Care, beginning of year           955
                               Acquistions & divestiture                  (23)
                               Translation & other                         12
                               Goodwill, September 30, 2005               944

                 Total Family Health, beginning of year                 4,333
                               Acquistions & divestiture                  (23)
                               Translation & other                         10
                               Goodwill, September 30, 2005             4,320

                     Fabric Care & Home Care, beginning of year           644
                               Acquistions & divestiture                  --
                               Translation & other                        --
                               Goodwill, September 30, 2005               644

                     Snacks & Coffee, beginning of year                   259
                               Acquistions & divestiture                  --
                               Translation & other                          1
                               Goodwill, September 30, 2005               260

                 Total Household Care, beginning of year                  903
                               Acquistions & divestiture                  --
                               Translation & other                          1
                               Goodwill, September 30, 2005               904

                 Goodwill, Net, beginning of year                      19,816
                               Acquistions & divestiture                  (42)
                               Translation & other                         19
                               Goodwill, September 30, 2005     $      19,793

     Identifiable intangible assets as of September 30, 2005 are comprised of (amounts in millions):
                                                Gross Carrying     Accumulated
                                                        Amount    Amortization
                                               ---------------------------------
     Amortizable intangible assets with
       determinable lives                       $        2,257    $        755
     Intangible assets with indefinite lives             2,933               -
                                               ---------------------------------
     Total identifiable intangible assets       $        5,190    $         755
                                               ---------------------------------

     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of certain trademarks.

     The amortization of intangible assets for the three months ended September 30, 2005 was $49 million.

5. In December 2004, the Financial Accounting Standards Board (FASB) issued (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). We adopted SFAS 123(R) effective July 1, 2005 using the modified retrospective method. All prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after July 1, 1995. We provided revised Consolidated Financial Statements for the years ended June 30, 2005, 2004 and 2003 reflecting the adoption of SFAS 123(R) under the modified retrospective method in a Form 8-K dated November 2, 2005. The impact to the Company's net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in previous financial statements. The impact of adopting SFAS 123(R) on Shareholders' Equity as of September 30, 2005, June 30, 2005 and June 30, 2004 is shown in Note 8.

     For the three months ended September 30, 2005 and 2004, we recognized total share-based compensation of $95 million and $122 million, respectively, of which $73 million and $82 million relate to additional compensation recognized under SFAS 123(R) for stock options, and $22 million and $40 million relate to compensation for other share-based awards, primarily restricted stock and restricted stock units. These amounts are reflected in Cost of Products Sold and Selling, General and Administrative Expense and have been allocated to the reportable segments.

     The fair value of each grant issued since January 1, 2005 was estimated using a binomial lattice-based model. The fair value of options granted prior to January 1, 2005 was estimated using the Black-Scholes option-pricing model. The utilization of the binomial lattice-based model did not have a significant impact on the valuation of stock options as compared to the Black-Scholes model. Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits - The Company offers various postretirement benefits to its employees. Additional information about these benefits is incorporated herein by reference to Note 8, Postretirement Benefits and Employee Stock Ownership Plan, which appears on page 54-58 of the Annual Report to Shareholders for the fiscal year ended June 30, 2005.

     The components of net periodic benefit cost are as follows:

     Amounts in millions
                                                          Pension Benefits                  Other Retiree Benefits
                                                  --------------------------------     --------------------------------
                                                         Three Months Ended                   Three Months Ended
                                                            September 30                         September 30
                                                  --------------------------------     --------------------------------
                                                      2005                2004             2005                2004
                                                  ------------        ------------     ------------        ------------

     Service Cost                                  $       47          $       38       $       24          $       17
     Interest Cost                                         61                  58               39                  36
     Expected Return on Plan Assets                       (47)                (43)             (90)                (83)
     Amortization of Prior Service Cost and
       Prior Transition Amount                              2                   1               (5)                 (5)
     Recognized Net Actuarial Loss                         19                   8                1                   -
                                                  -------------       ------------     ------------        ------------

     Gross Benefit Cost                                    82                  62              (31)                (35)

     Dividends on ESOP Preferred Stock                      -                   -              (19)                (18)
                                                  -------------       ------------     ------------        ------------

     Net Periodic Benefit Cost                     $       82           $      62        $     (50)          $     (53)
                                                  ============        ============     ============        ============


     In 2005, the expected return on plan assets is 7.1% and 9.5% for defined benefit and other retiree benefit plans, respectively.

7. On October 1, 2005, we completed our acquisition of The Gillette Company. Pursuant to the acquisition agreement, we exchanged 0.975 shares of The Procter & Gamble Company common stock, on a tax-free basis, for each share of The Gillette Company. Under the purchase method of accounting, the total consideration was approximately $54 billion, determined using the average Company stock prices beginning two days before and ending two days after January 28, 2005, the date the acquisition was announced. The acquisition will be reflected in our consolidated financial statements beginning in the quarter ending December 31, 2005.

     The Gillette Company is a leader in several global product categories including blades and razors, oral care and batteries. Total sales for Gillette during its most recent year ended December 31, 2004 were $10.5 billion.

     In connection with this acquisition, we also announced a share buyback plan under which we will acquire $18 to $22 billion of Company common stock in the open market or from private transactions. Through September 30, 2005, we repurchased $8.6 billion under this plan. The repurchases were financed by borrowings under a $24 billion three-year credit facility with a syndicate of banks. The facility was entered into on July 27, 2005 and replaced a $3.4 billion bridge credit facility. Proceeds will be used for general corporate purposes with the expectation that the majority of the funds will be used as part of the share repurchase program. This facility is initially secured by a pledge of certain of the Company shares acquired under the share buyback plan. This credit facility carries a variable interest rate.

8. Change in Method of Accounting for Treasury Stock - On July 1, 2005, we elected to change our method of accounting for Treasury Stock. We previously accounted for share repurchases as if the Treasury Stock was constructively retired by reducing Common Stock and Retained Earnings within Shareholders' Equity. Reissuances of repurchased shares were accounted for by increasing Common Stock and Additional Paid-In Capital. Our new method of accounting will present Treasury Stock as a separate component of Shareholders' Equity. We believe that our new accounting method is preferable as it more closely depicts the underlying intent of the share repurchases in which the shares are not retired. In addition, we believe that our new presentation of Shareholders' Equity provides greater visibility of our share repurchase activity, including our share buyback plan announced in connection with the Gillette acquition.

     We adopted SFAS No. 154, "Accounting Changes and Error Corrections", on July 1, 2005. Accordingly, we reflected this new accounting method retrospectively by adjusting prior periods. This change is limited to reclassifications within Shareholders' Equity and has no effect on our net earnings, cash flows or total assets. The following tables summarize the changes within Shareholders' Equity as of September 30, 2005, June 30, 2005 and June 30, 2004 from the change in our method of accounting for Treasury Stock (the June 30, 2005 and 2004 tables also reflect changes to equity from the adoption of FAS 123(R)):


     Amounts in millions                     As Computed     Effect of
                                             Under Old       Treasury Stock
     As of September 30, 2005                Method          Change          As Reported
                                             -------------   -------------   -------------
     Common Stock                             $     2,378     $       599     $     2,977
     Preferred Stock                                1,477              --           1,477
     Additional Paid-In Capital                     6,930          (3,790)          3,140
     Reserve for ESOP Debt Retirement              (1,269)             --          (1,269)
     Accumulated Other Comprehensive Income        (1,485)             --          (1,485)
     Treasury Stock                                    --         (22,558)        (22,558)
     Retained Earnings                              6,502          25,749          32,251
                                             -------------   -------------   -------------

     Total Shareholders' Equity               $    14,533     $         -     $    14,533
                                             =============   =============   =============


     Amounts in millions                                       Effect of
                                             As Originally   Treasury Stock     Effect of
     As of June 30, 2005                       Reported          Change         SFAS 123(R)   As Adjusted
                                             -------------   -------------   --------------   -------------
     Common Stock                             $     2,473     $       504               --     $     2,977
     Preferred Stock                                1,483              --               --           1,483
     Additional Paid-In Capital                     3,142          (3,659)           3,547           3,030
     Reserve for ESOP Debt Retirement              (1,259)             --               --          (1,259)
     Accumulated Other Comprehensive Income        (1,566)             --               --          (1,566)
     Treasury Stock                                    --         (17,194)              --         (17,194)
     Retained Earnings                             13,204          20,349           (2,549)         31,004
                                             -------------   -------------   --------------   -------------

     Total Shareholders' Equity               $    17,477     $         -     $        998     $    18,475
                                             =============   =============   ==============   =============


     Amounts in millions                                       Effect of
                                             As Originally   Treasury Stock     Effect of
     As of June 30, 2004                       Reported          Change         SFAS 123(R)   As Adjusted
                                             -------------   -------------   --------------   -------------
     Common Stock                             $     2,544     $       432               --     $     2,976
     Preferred Stock                                1,526              --               --           1,526
     Additional Paid-In Capital                     2,425          (3,098)           3,127           2,454
     Reserve for ESOP Debt Retirement              (1,283)             --               --          (1,283)
     Accumulated Other Comprehensive Income        (1,545)             --               --          (1,545)
     Treasury Stock                                    --         (12,925)              --         (12,925)
     Retained Earnings                             13,611          15,591           (2,215)         26,987
                                             -------------   -------------   --------------   -------------

     Total Shareholders' Equity               $    17,278     $         -     $        912     $    18,190
                                             =============   =============   ==============   =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized in the following sections:

         Overview
         Results of Operations - Three Months Ended September 30, 2005 Business Segment Discussion - Three Months Ended September 30, 2005 Financial Condition

Throughout MD&A, we refer to several measures used by management to evaluate performance including unit volume growth, net sales and after-tax profit. We also refer to organic sales growth (net sales excluding the impacts of acquisitions, divestitures and foreign exchange), free cash flow and free cash flow productivity, which are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP). The explanation of these measures at the end of MD&A provides more details.

Effective July 1, 2005, Procter & Gamble adopted SFAS 123 (R) which requires that all stock-based compensation, including grants of employee stock options, be accounted for using a fair value-based method. We have elected to adopt SFAS 123 (R) using the modified retrospective method. As a result, we have revised our historical results to include the effect of stock-based compensation. Therefore, all financial data provided in this Form 10-Q filing, including prior year data, have been revised to include the impact of stock option compensation expense.

OVERVIEW
--------

Our business is focused on providing branded products of superior quality and value to improve the lives of the world's consumers. We believe this will lead to leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

On October 1, 2005, we completed the acquisition of The Gillette Company ("Gillette"), a leading consumer products company that had $10.5 billion of sales in its most recent year ended December 31, 2004. The results of Gillette will be included in our results starting with the quarter ending on December 31, 2005; accordingly, results for the three months ended September 30, 2005 do not include any results related to Gillette.

Procter & Gamble markets approximately 300 consumer products in more than 160 countries. Our products are sold primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We compete in multiple product categories and have three global business units: P&G Beauty, P&G Family Health and P&G Household Care. Under U.S. Generally Accepted Accounting Principles, we have five reportable segments: Beauty, Health Care, Baby Care & Family Care, Fabric Care & Home Care, and Snacks & Coffee. We have operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas: North America, Western Europe, Northeast Asia, Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India.

The following table provides the percentage of net sales and net earnings by reportable business segment and global business unit for the three months ended September 30, 2005 (excludes net sales and net earnings in Corporate):

                                             NET SALES      NET EARNINGS
     BEAUTY                                      33%             36%

     FAMILY HEALTH:                              34%             31%
          Health Care                            14%             16%
          Baby Care and Family Care              20%             15%

     HOUSEHOLD CARE:                             33%             33%
          Fabric Care and Home Care              28%             30%
          Snacks and Coffee                       5%              3%
          -----------------                     ----            ----
     TOTAL                                      100%            100%


SUMMARY OF RESULTS. The following are highlights of the results for the quarter ended September 30, 2005.

     o Net sales increased eight percent and unit volume increased six percent. Growth was broad-based with all regions growing volume and sales during the period.

     o Operating earnings increased 10 percent. Volume growth, pricing, and scale leverage on overhead expenses were partially offset by higher commodity costs and the impact of Hurricane Katrina.

     o Net earnings grew four percent. Net earnings growth trailed operating earnings growth as a result of the prior year impact of the sale of the juice business and higher interest expenses associated with the previously announced $18 to $22 billion share repurchase program related to the Gillette acquisition.

     o Diluted net earnings per share were $0.77, an increase of 10%, in-line with operating earnings growth.

     o Operating cash flow increased by 14 percent versus the comparable prior year period. Free cash productivity was 87%, ahead of the prior year period free cash productivity of 77%.

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

(2) the ability to successfully execute, manage and integrate key acquisitions and mergers, including (i) the Domination and Profit Transfer Agreement with Wella, and (ii) the Company's merger with The Gillette Company, and to achieve the cost and growth synergies in accordance with the stated goals of the Gillette transaction;

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

If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of these key factors, then the Company's actual results could vary materially from the forward-looking statements made herein, as that term is defined in the Private Securities Litigation Reform Act of 1995.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------------------------------

The following discussion provides a review of results for the three months ended September 30, 2005 versus the three months ended September 30, 2004.

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                  (Amounts in Millions Except Per Share Amounts)
                        Consolidated Earnings Information

                                                     Three Months Ended
                                                       September 30
                                                 -----------------------------------
                                                        2005         2004     % CHG
                                                 -----------------------------------
  NET SALES                                       $   14,793   $   13,744       8 %
   COST OF PRODUCTS SOLD                               7,159        6,623       8 %
                                                 -------------------------
  GROSS MARGIN                                         7,634        7,121       7 %
   SELLING, GENERAL & ADMINISTRATIVE EXPENSE           4,577        4,332       6 %
                                                 -------------------------
  OPERATING INCOME                                     3,057        2,789      10 %
   TOTAL INTEREST EXPENSE                                219          181
   OTHER NON-OPERATING INCOME, NET                        74          182
                                                 -------------------------
  EARNINGS BEFORE INCOME TAXES                         2,912        2,790       4 %
   INCOME TAXES                                          883          848

  NET EARNINGS                                    $    2,029    $   1,942       4 %
                                                 =========================
  EFFECTIVE TAX RATE                                  30.3 %       30.4 %

  PER COMMON SHARE:
   BASIC NET EARNINGS                             $     0.82    $    0.75       9 %
   DILUTED NET EARNINGS                           $     0.77    $    0.70      10 %
   DIVIDENDS                                      $     0.28    $    0.25
  AVERAGE DILUTED SHARES OUTSTANDING                 2,649.7      2,766.1

  COMPARISONS AS A % OF NET SALES
  -------------------------------
   GROSS MARGIN                                       51.6 %       51.8 %      (20)
   SELLING, GENERAL & ADMINISTRATIVE EXPENSE          30.9 %       31.5 %      (60)
   OPERATING MARGIN                                   20.7 %       20.3 %       40
   EARNINGS BEFORE INCOME TAXES                       19.7 %       20.3 %      (60)
   NET EARNINGS                                       13.7 %       14.1 %      (40)

Unit volume for the July - September quarter grew six percent. Each of the Company's geographic regions grew volume during the period, led by developing markets with growth in the mid-teens. Beauty, family health, and household care each delivered volume growth of six percent or greater. This growth reflects progress on key brands and countries with all of the Company's top 10 brands and countries growing versus the prior year period. Growth came largely behind new product innovations across P&G's portfolio of brands such as Tide Coldwater, Tide with Febreze, Dawn Bleach Alternative, Naturella expansion in Central and Eastern Europe, Pampers Feel and Learn, and Charmin Mega-Roll. Organic volume, which excludes the impacts of acquisitions and divestitures - primarily the divestiture of the juice business during the prior year period - increased seven percent.

Net sales for the quarter increased eight percent to $14.79 billion. Pricing contributed one percent to sales growth behind actions taken in various businesses and geographies that partially recovered the impact of higher commodity costs. Favorable foreign exchange rates also contributed one percent of sales growth. Organic sales, which exclude the impacts of acquisitions, divestitures, and foreign exchange, also increased eight percent.

                                       Volume
                            ------------------------------
                                With
                            Acquisitions      Without                                           Total
                                  &         Acquisitions                     Mix/     Total     Impact
                            Divestitures   & Divestitures    FX    Price    Other     Impact    Ex-FX
                            -------------- --------------- ------- ------- --------- --------- ---------
BEAUTY                           7%              7%          1%      0%       -1%      7%         6%

FAMILY HEALTH
   HEALTH CARE                  11%             11%          1%      1%        0%     13%        12%
   BABY CARE AND FAMILY CARE     5%              6%          1%      1%       -2%      5%         4%

HOUSEHOLD CARE
   FABRIC CARE AND HOME CARE     8%              8%          1%      2%        0%     11%        10%
   SNACKS AND COFFEE            -7%             -7%          0%      5%       -3%     -5%        -5%

TOTAL COMPANY                    6%              7%          1%      1%        0%      8%         7%

NOTE:  Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin decreased 20 basis points versus the prior year. Higher commodity costs reduced gross margins by over 100 basis points. Fixed cost leverage from volume growth, cost savings efforts and pricing did not fully offset the commodity cost impact.

Selling, general, and administrative expenses (SG&A) increased six percent for the quarter, but decreased as a percentage of net sales by 60 basis points. This was primarily due to sales growth that outpaced the increase in SG&A spending. The increase in spending was due primarily to higher marketing support spending and higher overhead expenses, although both decreased as a percentage of sales. Beauty increased marketing spending to support new product launches and initiatives such as Lacoste Essentials, Always Cottony Soft, Naturella expansion in Central and Eastern Europe, Pantene Color Expressions, and Olay Quench Hand & Body Lotion. Baby care increased marketing spending primarily in North America behind direct-to-consumer marketing investments.

Operating earnings increased 10 percent for the quarter to $3.06 billion. Operating earnings growth was due primarily to strong top-line growth, pricing, and scale leverage on overhead expenses. These benefits were partially offset by higher commodity prices and costs associated with Hurricane Katrina. Hurricane Katrina had a negative impact of approximately two percent on the Company's operating earnings growth due primarily to the disruption of the coffee business, write-offs of damaged inventory and physical assets, and clean-up and repair costs.

Net earnings increased four percent to $2.03 billion in the current period. Net earnings growth trailed operating earnings growth primarily due to the prior year impact of the sale of the juice business and higher interest expenses in the current period. Interest expenses for the quarter increased $38 million versus the prior year period driven by the financing cost of the previously announced $18 to $22 billion share repurchase program associated with the Gillette acquisition. The Company repurchased $5.55 billion of P&G stock during the quarter under the share repurchase program, bringing cumulative repurchases under the program to $8.57 billion since January 2005. Interest expenses were partially offset by favorable currency mix on our total debt.

Diluted net earnings per share were $0.77, an increase of 10%, in-line with operating earnings growth. The impact of accelerated share repurchases, net of associated interest and Gillette acquisition expenses was neutral on earnings per share for the quarter.


BUSINESS SEGMENT DISCUSSION
---------------------------

The following discussion provides a review of results by business segment. An analysis of the results for the three months ended September 30, 2005 are compared to the same period ended September 30, 2004.

The table below provides supplemental information on net earnings by business segment for the three months ended September 30, 2005 versus the comparable prior year period:

                                                                Three Months Ended September 30, 2005

                                                           % Change      Earnings     % Change                    % Change
                                                             Versus       Before        Versus                      Versus
                                              Net Sales    Year Ago     Income Taxes  Year Ago     Net Earnings    Year Ago
                                           ----------------------------------------------------------------------------------
BEAUTY                                        $   4,989         7%      $   1,078        10%           783           16%

FAMILY HEALTH
     HEALTH CARE                                  2,083        13%            501        39%           336           37%
     BABY CARE AND FAMILY CARE                    2,999         5%            510         2%           320            4%

HOUSEHOLD CARE
     FABRIC CARE AND HOME CARE                    4,215        11%            963        10%           641           10%
     SNACKS AND COFFEE                              706        -5%            108       -10%            73           -6%

TOTAL BUSINESS SEGMENT                           14,992         8%          3,160        11%         2,153           14%
CORPORATE                                          (199)       n/a           (248)       n/a          (124)          n/a
                                           ----------------------------------------------------------------------------------
TOTAL COMPANY                                    14,793         8%          2,912         4%         2,029            4%

BEAUTY
------

Beauty unit volume increased seven percent, led by growth in developing markets. Growth was broad-based across hair care, skin care, and feminine care. The hair care business was led by double-digit volume growth in developing markets and globally on Pantene, Head & Shoulders and Rejoice. North America hair care volume declined versus the prior year period primarily due to the discontinuation of several minor brands. However, market share in US hair care was flat overall and up on Pantene, Herbal Essences, and Aussie. Skin care volume grew in upper single-digits led by double-digit growth on the Olay brand. Feminine care delivered volume growth in the upper single-digits behind double-digit growth on Always and Naturella. Net sales in beauty increased seven percent to $4.99 billion. Foreign exchange added one percent of sales growth. Mix reduced sales by one percent as a result of faster growth in developing markets, where unit sales price is generally lower than the global business unit average. Net earnings increased 16 percent to $783 million. Earnings growth was driven by top-line growth, scale benefits, and savings from the Wella integration. These were partially offset with increased marketing spending behind new product launches such as Lacoste Essentials, Always Cottony Soft, Naturella expansion in Central and Eastern Europe, Pantene Color Expressions and Olay Quench Hand & Body lotion.


FAMILY HEALTH
-------------

Health care delivered double-digit volume, sales and earnings growth. Unit volume increased 11 percent behind double-digit growth in pharmaceuticals & personal health, and high single-digit growth in oral care. Pharmaceuticals & personal health grew primarily behind double-digit volume increase on Actonel and Prilosec OTC. Prilosec OTC volume more than doubled versus the prior year level, largely driven by accelerated sales ahead of a mid-September price increase as well as share growth versus the prior year. Given this advanced shipping effect, we expect shipment growth in the quarter ending December 31, 2005 to moderate versus shipment levels in the current quarter ended September 30, 2005. In addition, Prilosec OTC volume was suppressed in the base period by shipment allocation. Oral care volume grew in high single-digits led by double-digit growth in developing markets. Health care net sales increased 13 percent to $2.08 billion. Pricing actions in the prior fiscal year on pharmaceuticals & personal health and pet health & nutrition added one percent to sales growth. Foreign exchange also contributed one point of sales growth. Net earnings increased 37 percent to $336 million. The net earnings increase resulted from volume growth, product mix benefits, and a favorable base period comparison.

Baby care and family care unit volume increased five percent with balanced growth in both businesses. Volume growth was driven behind initiatives such as Pampers Feel and Learn and Charmin Mega-Roll. Net sales increased five percent to $3.00 billion including a positive foreign exchange impact of one percent. Pricing added one percent to sales growth behind the carryover impact of prior fiscal year increases in family care. Additionally, recent price increases in North America baby care more than offset competitive merchandising spending in Western Europe baby care. Mix reduced sales by two percent primarily due to growth in mid-tier products such as Bounty Basic and in developing markets, where unit sales price is generally lower than the global business unit average. Earnings increased four percent to $320 million driven primarily by volume growth. The benefits of cost savings efforts and pricing were largely offset by higher pulp and natural gas prices and increases in direct-to-consumer marketing investments in baby care.

HOUSEHOLD CARE
--------------

Fabric care and home care volume increased eight percent behind growth on Tide, Ariel, Downy, and Dawn. Growth was driven by new initiatives that began shipping this quarter, such as Tide with Febreze and Dawn Direct Foam, as well as the incremental benefit of prior year initiatives such as Tide Coldwater, Tide with a Touch of Downy, Ariel Ion Power Gel, Dawn Bleach Alternative, and Downy Simple Pleasures. Net sales increased 11 percent to $4.21 billion including a one percent increase from foreign exchange rates. The benefit of prior price increases, primarily in North America and Latin America, helped to offset higher commodity costs and increased sales by two percent. Net earnings increased 10 percent to $641 million behind the impacts of volume growth, pricing, ongoing savings programs, and foreign exchange gains from developing market currencies. These benefits were partially offset by rising commodity prices.

Snacks and coffee results were impacted by Hurricane Katrina. The business experienced business disruption and damages to our manufacturing facilities in New Orleans. Unit volume declined seven percent primarily due to reduced coffee shipments in September. Net sales declined by five percent to $706 million. Coffee price increases taken last fiscal year in response to higher bean costs added five percent to sales growth. Mix effects reduced sales by three percent. Net earnings were $73 million, down six percent driven primarily by the business disruption and other damages associated with Hurricane Katrina.

CORPORATE
---------

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges and other general corporate items. Eliminations to adjust management reporting principles to United States Generally Accepted Accounting Principles (U.S. GAAP) are held in Corporate. In addition, Corporate includes the historical results of divested businesses, including the juice business, which was divested in August of 2004.

For the quarter, net sales were impacted by the divestiture of the juice business, which recorded roughly one month of sales in the corporate segment during the base period. Net earnings in corporate were reduced primarily as a result of the base period gain on the sale of the juice business of $79 million and increased interest expenses. The increase in interest expenses was driven by the financing cost of the share repurchase program related to Gillette partially offset by favorable currency mix on our debt.


FINANCIAL CONDITION
-------------------

OPERATING ACTIVITIES
--------------------

Cash generated from operating activities for the three months ended September 30, 2005 was $2.17 billion compared to $1.91 billion in the prior year period, an increase of 14%. The increase in cash from operating activities was driven by earnings growth adjusted for non-cash items (depreciation, amortization, stock based compensation and deferred income taxes). Deferred income tax expense increased $139 million driven primarily by the settlement of deferred tax liabilities on foreign exchange movements related to bonds which matured during the quarter. These were partially offset by a net increase in working capital due primarily to business growth.

INVESTING ACTIVITIES
--------------------

Investing activities in the current year used $1.57 billion compared to $598 million in the prior year. The increase was driven primarily by the settlement of a major portion of the Wella domination liability, which increased our total ownership in Wella to over 95%. Capital expenditures were $401 million, or three percent of net sales. Proceeds from asset sales decreased by $340 million due to the sale of the juice business, which was sold during the base period.

FINANCING ACTIVITIES
--------------------

Financing activities used net cash of $616 million in the current year compared to a use of cash of $765 million in the base period. During the quarter, the Company repurchased $5.55 billion of P&G stock as part of the repurchase program associated with the Gillette acquisition. This brings cumulative share repurchases under the plan to $8.57 billion. The cash used for the repurchase program was funded by debt, which had a net increase of $5.52 billion in the quarter.

NON-GAAP MEASURES
-----------------

Our discussion of financial results includes several measures not defined by U.S. GAAP. We believe these measures provide our investors with additional information about the underlying results and trends of the Company, as well as insight to some of the metrics used to evaluate management. When used in the MD&A, we have provided the comparable GAAP measure in the discussion.

ORGANIC SALES GROWTH. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales growth:

     Total Sales Growth                     8%
     Less:  Foreign Exchange Impact         1%
     Less: Acquisition/Divestiture Impact  -1%
                                           ---
     Organic Sales Growth                   8%

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

The reconciliation of free cash flow and free cash flow productivity is provided below:

              Operating     Capital     Free          Net         Free Cash
($MM)         Cash Flow    Spending    Cash Flow    Earnings   Flow Productivity
--------------------------------------------------------------------------------
Jul-Sep'04      1,912         413        1,499        1,942          77%

Jul-Sep'05      2,171         401        1,770        2,029          87%



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's exposure to market risk since June 30, 2005. See Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2005, The Procter & Gamble Paper Products Company, a subsidiary of the Company, received an offer of settlement from the Ventura County Air Pollution Control District to settle alleged non-compliance with air rules standards concerning the subsidiary's Oxnard, California plant. As a result of this offer, the Company anticipates negotiating a settlement to resolve these issues. No judicial proceeding is pending. The Company's liability is estimated not to exceed $406,000.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                     Approximate dollar
                                                               Total Number of      value of shares that
                                                             Shares Purchased as    may yet be purchased
                                                              Part of Publicly       under our share
                   Total Number of     Average Price Paid     Announced Plans or     repurchase program
   Period        Shares Purchased(1)      per Share(2)           Programs(3)         ($ in Billions)(3)
--------------------------------------------------------------------------------------------------------
7/1/05-7/31/05     16,266,380              $54.90                 12,552,408               18.3
8/1/05-8/31/05     44,075,287              $54.56                 44,039,700               15.9
9/1/05-9/30/05     43,851,798              $56.06                 43,850,200               13.4


(1) All share repurchases were made in open-market transactions. The number of shares purchased other than through a publicly announced repurchase plan were 3,751,157 for the quarter, including those purchased by P&G's Profit Sharing Trust. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On January 28, 2005 the Company announced a share buyback plan in connection with its planned acquisition of The Gillette Company. Pursuant to the plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $18 to $22 billion of shares of Company common stock to be financed by issuing a combination of long-term and short-term debt. The share repurchases are expected to be largely completed by June 30, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's 2005 Annual Meeting of Shareholders held on October 11, 2005, the following actions were taken:

The following Directors were elected for terms of office expiring in 2008:

                                                                      Broker
                                              Votes                    Non-
                            Votes For       Withheld    Abstentions*  Votes*
--------------------------------------------------------------------------------
BRUCE L. BYRNES           2,299,014,851    39,766,334       N/A        N/A
SCOTT D. COOK             2,307,794,743    30,986,442       N/A        N/A
CHARLES R. LEE            2,280,419,589    58,361,596       N/A        N/A
W. JAMES MCNERNEY, JR.    2,305,731,180    33,050,005       N/A        N/A
ERNESTO ZEDILLO           2,306,443,283    32,337,902       N/A        N/A


* Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

In addition, the following Directors continued to serve as Directors after the meeting:

         Norman R. Augustine
         R. Kerry Clark
         Joseph T. Gorman
         A. G. Lafley
         Lynn M. Martin
         Johnathan A. Rodgers
         John F. Smith, Jr.
         Ralph Snyderman
         Robert D. Storey
         Margaret C. Whitman

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2006, was approved by the shareholders. The shareholders cast 2,275,288,282 votes in favor of this proposal and 42,037,800 votes against. There were 21,455,103 abstentions.

A proposal by the Board of Directors to approve an amendment to the Amended Articles of Incorporation and Code of Regulations to eliminate the Executive Committee of the Board was approved by the shareholders. The shareholders cast 2,299,147,779 votes in favor of this proposal and 12,874,560 votes against. There were 26,758,846 abstentions.

A proposal by the Board of Directors to approve an amendment to the Code of Regulations to provide for the annual election of Directors was approved by the shareholders. The shareholders cast 2,277,105,529 votes in favor of this proposal and 37,632,055 votes against. There were 24,043,601 abstentions.

A shareholder resolution proposed by the People for the Ethical Treatment of Animals was defeated by the shareholders. The proposal requested that the Board report to shareholders on the Company's success and failure in achieving the objectives detailed in the Iams Company's Research Policy. The Board opposed the resolution. The shareholders cast 113,983,232 votes in favor of the resolution and 1,573,383,713 against. There were 182,422,692 abstentions and 468,991,548 broker non-votes.

A shareholder resolution proposed by Mark Klein, M.D. was defeated by the shareholders. The proposal requested that the Company hire an investment bank to explore the sale of the Company. The Board opposed the resolution. The shareholders cast 33,665,692 votes in favor of the resolution and 1,799,274,270 against. There were 36,858,496 abstentions and 468,982,727 broker non-votes.

A shareholder resolution proposed by the Laborers' Local Union and District Counsil Pension Fund was defeated by the shareholders. The proposal requested that the Company provide a report disclosing the Company's political contributions. The Board opposed the resolution. The shareholders cast 154,505,994 votes in favor of the resolution and 1,540,395,250 against. There were 174,878,842 abstentions and 469,001,099 broker non-votes.

Although these actions occurred following the first quarter, the Company is voluntarily including this information here.


Item 6.  Exhibits

         Exhibits

         (3-1)    Amended Articles of Incorporation.

         (3-2)    Regulations.

         (11)     Computation of Earnings per Share.

         (12)     Computation of Ratio of Earnings to Fixed Charges.

         (18)     Deloitte & Touche Preferability Letter.

         (31)     Rule 13a-14(a)/15d-14(a) Certifications.

         (32)     Section 1350 Certifications.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

/S/VALARIE L. SHEPPARD
------------------------------
(Valarie L. Sheppard)
Vice President and Comptroller

November 2, 2005
------------------------------
Date

                                  EXHIBIT INDEX

Exhibit No.

      (3-1)      Amended Articles of Incorporation.

      (3-2)      Regulations.

      (11)       Computation of Earnings per Share.

      (12)       Computation of Ratio of Earnings to Fixed Charges.

      (18)       Deloitte & Touche Preferability Letter.

      (31)       Rule 13a-14(a)/15d-14(a) Certifications.

      (32)       Section 1350 Certifications.