Form 10-Q
period 2005-12-31
PROCTER & GAMBLE CO
filed 2006-01-30
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2005


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

Indicate by check mark whether the registrant is a large accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).              Yes [   ]  No [ X ]

There were 3,289,109,964 shares of Common Stock outstanding as of December 31, 2005.

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the "Company", "we" or "our") for the three and six months ended December 31, 2005 and 2004, the Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.


                                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts

                                                 Three Months Ended                         Six Months Ended
                                                    December 31                               December 31
                                         ----------------------------------        ---------------------------------
                                              2005                2004                  2005               2004
                                         --------------      --------------        --------------     --------------

NET SALES                                 $   18,337          $   14,452            $   33,130         $   28,196
     Cost of products sold                     8,732               6,885                15,891             13,508
     Selling, general and
     administrative expense                    5,713               4,585                10,290              8,917
                                         --------------      --------------        --------------     --------------

OPERATING INCOME                               3,892               2,982                 6,949              5,771
     Interest expense                            299                 200                   518                381
     Other non-operating income, net              68                  55                   142                237
                                         --------------      --------------        --------------     --------------

EARNINGS BEFORE INCOME TAXES                   3,661               2,837                 6,573              5,627
     Income taxes                              1,115                 862                 1,998              1,710
                                         --------------      --------------        --------------     --------------

NET EARNINGS                              $    2,546          $    1,975            $    4,575         $    3,917
                                         ==============      ==============        ==============     ==============

PER COMMON SHARE:
     Basic net earnings                   $     0.76          $     0.77            $     1.57         $     1.52
     Diluted net earnings                 $     0.72          $     0.72            $     1.48         $     1.42
     Dividends                            $     0.28          $     0.25            $     0.56         $     0.50

DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING               3,547.0             2,752.1               3,098.0             2,759.1


See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Amounts in millions
                                                    December 31       June 30
ASSETS                                                 2005            2005
                                                   ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                      $     7,816     $     6,389
     Investment securities                                1,996           1,744
     Accounts receivable                                  6,056           4,185
     Inventories
         Materials and supplies                           1,598           1,424
         Work in process                                    652             350
         Finished goods                                   4,187           3,232
                                                   ------------    ------------
     Total inventories                                    6,437           5,006
     Deferred income taxes                                1,340           1,081
     Prepaid expenses and other current assets            2,780           1,924
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                     26,425          20,329

PROPERTY, PLANT AND EQUIPMENT
     Buildings                                            5,687           5,292
     Machinery and equipment                             24,221          20,397
     Land                                                   847             636
                                                   ------------    ------------
                                                         30,755          26,325
     Accumulated depreciation                           (12,530)        (11,993)
                                                   ------------    ------------

NET PROPERTY, PLANT AND EQUIPMENT                        18,225          14,332

GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill                                            52,792          19,816
     Trademarks and other intangible assets, net         35,701           4,347
                                                   ------------    ------------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                 88,493          24,163

OTHER NON-CURRENT ASSETS                                  3,379           2,703
                                                   ------------    ------------

TOTAL ASSETS                                        $   136,522     $    61,527
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                               $     3,904     $     3,802
     Accrued and other liabilities                        9,496           7,531
     Taxes payable                                        2,497           2,265
     Debt due within one year                             4,608          11,441
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                                20,505          25,039

LONG-TERM DEBT                                           31,394          12,887

DEFERRED INCOME TAXES                                    13,911           1,896

OTHER NON-CURRENT LIABILITIES                             4,298           3,230
                                                   ------------    ------------
TOTAL LIABILITIES                                        70,108          43,052

SHAREHOLDERS' EQUITY
     Preferred stock                                      1,469           1,483
     Common stock - shares issued -  Dec 3  3,965.7       3,966
                                   June 30  2,976.6                       2,977
     Additional paid-in capital                          57,062           3,030
     Reserve for ESOP debt retirement                    (1,273)         (1,259)
     Accumulated other comprehensive income              (1,557)         (1,566)
     Treasury stock                                     (27,002)        (17,194)
     Retained earnings                                   33,749          31,004
                                                   ------------    ------------

TOTAL SHAREHOLDERS' EQUITY                               66,414          18,475
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   136,522     $    61,527
                                                   =============   =============

See accompanying Notes to Consolidated Financial Statements

                         THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
Amounts in millions                                                        December 31
                                                                    --------------------------
                                                                        2005           2004
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      $     6,389    $     4,232

OPERATING ACTIVITIES
       Net earnings                                                       4,575          3,917
       Depreciation and amortization                                      1,158            928
       Share-based compensation expense                                     208            218
       Deferred income taxes                                                271            345
       Changes in:
            Accounts receivable                                            (957)          (387)
            Inventories                                                      73           (582)
            Accounts payable, accrued and other liabilities                (617)          (490)
            Other operating assets and liabilities                          (96)          (171)
       Other                                                                131            185
                                                                    -----------    -----------

TOTAL OPERATING ACTIVITIES                                                4,746          3,963
                                                                    -----------    -----------

INVESTING ACTIVITIES
       Capital expenditures                                              (1,029)          (911)
       Proceeds from asset sales                                            339            367
       Acquisitions                                                         249           (351)
       Change in investment securities                                       39           (111)
                                                                    -----------    -----------

TOTAL INVESTING ACTIVITIES                                                 (402)        (1,006)
                                                                    -----------    -----------

FINANCING ACTIVITIES
       Dividends to shareholders                                         (1,691)        (1,335)
       Change in short-term debt                                         (5,468)            50
       Additions to long-term debt                                       15,412          3,041
       Reductions of long-term debt                                      (2,602)        (1,565)
       Impact of stock options and other                                    510            217
       Treasury purchases                                                (9,032)        (1,633)
                                                                    -----------    -----------

TOTAL FINANCING ACTIVITIES                                               (2,871)        (1,225)
                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                                 (46)           437

CHANGE IN CASH AND CASH EQUIVALENTS                                       1,427          2,169
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     7,816    $     6,401
                                                                    ===========    ===========


See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and Form 8-Ks filed on September 23, 2005 and November 2, 2005 reflecting the Company's historical results as conformed for the adoption of SFAS 123 (Revised
     2004), "Share-Based Payment" (SFAS 123(R)) and the change in our method of accounting for Treasury Stock. The results of operations for the three-month and six-month periods ended December 31, 2005 are not necessarily indicative of annual results.

2. Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended December 31, 2005 and 2004 was $2,474 million and $2,938 million, respectively. For the six months ended December 31, 2005 and 2004, total comprehensive income was $4,584 million and $5,096 million, respectively.

3. Segment Information - Following is a summary of segment results. As noted in footnote 4, the Company acquired The Gillette Company on October 1, 2005. Accordingly, results of the acquired Gillette businesses are only included in segment results for the three months ended December 31, 2005.

                               SEGMENT INFORMATION
Amounts in millions
                                        Three Months Ended December 31              Six Months Ended December 31
                                   ----------------------------------------   -----------------------------------------
                                              Earnings Before                            Earnings Before
                                   Net Sales     Income Taxes  Net Earnings   Net Sales     Income Taxes   Net Earnings
                                   ----------------------------------------   -----------------------------------------
Beauty                     2005    $   5,370    $       1,166   $       848   $  10,359     $      2,244    $     1,631
                           2004        5,022            1,139           794       9,677            2,122          1,468
                        --------------------------------------------------- -------------------------------------------

  Health Care              2005        2,639              635           427       4,722            1,136            763
                           2004        2,043              458           302       3,887              818            547

  Baby Care & Family Care  2005        3,036              521           330       6,035            1,031            650
                           2004        2,978              559           347       5,828            1,060            656
                                   ----------------------------------------   -----------------------------------------
Family Health              2005        5,675            1,156           757      10,757            2,167          1,413
                           2004        5,021            1,017           649       9,715            1,878          1,203
                        --------------------------------------------------- -------------------------------------------

  Fabric Care & Home Care  2005        4,081              888           593       8,296            1,851          1,234
                           2004        3,784              814           550       7,594            1,691          1,135

  Snacks & Coffee          2005          927              144            95       1,633              252            168
                           2004          846              183           120       1,586              303            198
                                   ----------------------------------------   -----------------------------------------
Household Care             2005        5,008            1,032           688       9,929            2,103          1,402
                           2004        4,630              997           670       9,180            1,994          1,333
                        --------------------------------------------------- -------------------------------------------

  Blades & Razors          2005        1,153              375           272       1,153              375            272
                           2004            -                -             -           -                -              -

  Duracell & Braun         2005        1,279              243           165       1,279              243            165
                           2004            -                -             -           -                -              -
                                   ----------------------------------------   -----------------------------------------
Gillette Business Unit     2005        2,432              618           437       2,432              618            437
                           2004            -                -             -           -                -              -
                        --------------------------------------------------- -------------------------------------------

Corporate                  2005         (148)            (311)         (184)       (347)            (559)          (308)
                           2004         (221)            (316)         (138)       (376)            (367)           (87)
                        --------------------------------------------------- -------------------------------------------
Total                      2005    $  18,337    $       3,661   $     2,546   $  33,130     $      6,573    $     4,575
                           2004       14,452            2,837         1,975      28,196            5,627          3,917
                        --------------------------------------------------- -------------------------------------------

4. On October 1, 2005, we completed our acquisition of The Gillette Company. Pursuant to the acquisition agreement, which provided for the exchange of
     0.975 shares of The Procter & Gamble Company common stock, on a tax-free basis, for each share of The Gillette Company, we issued 962 million shares of The Procter & Gamble Company common stock. The value of these shares was determined using the average of Company stock prices beginning two days before and ending two days after January 28, 2005, the date the acquisition was announced. We also issued 79 million stock options in exchange for Gillette's outstanding stock options. Under the purchase method of accounting, the total consideration was approximately $53.5 billion including common stock, the fair value of vested stock options and acquisition costs. The acquisition is reflected in our consolidated financial statements beginning in the three months ended December 31, 2005.

     The Gillette Company is a leader in several global product categories including blades and razors, oral care and batteries. Total sales for The Gillette Company during its most recent year ended December 31, 2004 were $10.5 billion.

     In order to obtain regulatory approval of the transaction, we were required to divest certain overlapping businesses. We completed the divestitures of the Spinbrush toothbrush business and Rembrandt, a Gillette oral care product line during the three months ended December 31, 2005. We will also divest Right Guard, a Gillette deodorant and will make Soft & Dri and Dry Idea, Gillette deodorant brands, available for purchase by the Right Guard buyer.

     In connection with the Gillette acquisition, we also announced a share buyback plan to acquire $18 to $22 billion of Company common stock in the open market or from private transactions. We have now narrowed the anticipated total repurchase to about $20 billion of Company common stock. Through December 31, 2005, we repurchased $12.0 billion under this plan. The repurchases were financed by borrowings under a $24 billion three-year credit facility with a syndicate of banks. The facility was entered into on July 27, 2005 and replaced a $3.4 billion bridge credit facility. Proceeds will be used for general corporate purposes with the expectation that the majority of the funds will be used as part of the share repurchase program. This facility is initially secured by a pledge of certain of the Company shares acquired under the share buyback plan. This credit facility carries a variable interest rate.

     We are in the process of obtaining independent appraisals for the purpose of allocating the purchase price to the individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying value of Gillette's recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of the useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions.

     We are also in the process of completing our analysis of integration plans, pursuant to which the Company will incur costs primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff, and go-to-market support. Our preliminary estimate of the exit costs for these activities relating to the acquired Gillette business that have been recognized as an assumed liability is $1.1 billion.

     The following table presents the preliminary allocation of purchase price related to the Gillette business as of the date of acquisition (amounts in millions).

          Current assets                          $  5,145
          Property, plant and equipment              3,825
          Goodwill                                  33,151
          Intangible assets                         31,519
          Other non-current assets                     915
          ------------------------------------------------
          Total assets acquired                   $ 74,555
          ------------------------------------------------

          Current liabilities                        5,028
          Non-current liabilities                   16,070
          Total liabilities assumed                 21,098
          ------------------------------------------------
          Net assets acquired                     $ 53,457
          ------------------------------------------------

     The majority of the goodwill has been preliminarily allocated to the segments comprising the Gillette businesses (Blades & Razors, Duracell & Braun, Health Care and Beauty) A portion of the goodwill has been preliminarily allocated to the other segments on the basis that certain cost synergies will benefit these businesses. See Note 5 for the preliminary allocation of goodwill to the segments.

     We have preliminarily estimated the fair value of Gillette's identifiable intangible assets as $31,519 million. The preliminary allocation of identifiable intangible assets is as follows (amounts in millions):

                                                                   Average
                                                  Estimated      Remaining
                                                 Fair Value    Useful Life
                                                 ----------    -----------
          Asset Class:
          Brand Intangibles - indefinite lived    $ 23,589      Indefinite
          Brand Intangibles - definite lived         2,932        16 years
          Technology                                 3,735        14 years
          Customer Relationships                     1,263        24 years
                                                  --------
                                                  $ 31,519


     The majority of this intangible valuation relates to brand intangibles. Our preliminary assessment as to brand intangibles that have an indefinite life and those that have a definite life was based on a number of factors, including competitive environment, market share, brand history, product life cycles, operating plan and the macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brand intangibles include Gillette, Duracell, Oral B and Braun. The definite-lived brand intangibles comprise of certain global brand sub-names such as Mach 3 and Sensor in the blades and razors business and other regional or local brands. The definite-lived brand intangibles have asset lives ranging from 5 to 20 years. The technology intangibles are concentrated in the blades and razors and oral care businesses. The customer relationships intangibles have asset lives ranging from 20 to 30 years based on the very low historical and projected customer attrition rates among major retailers and distributors.

     The following table provides pro forma results of operations for the six months ended December 31, 2005 and 2004 and for the three months ended December 31, 2004 as if Gillette had been acquired as of the beginning of each fiscal year presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Gillette. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future (amounts in millions).

                                      Six Months Ended      Three Months Ended
                                         December 31            December 31
                                     ------------------     ------------------
                                       2005      2004              2004
                                     ------------------     ------------------
     Net Sales                       $ 35,913  $ 33,995      $      17,560
     Net Earnings                       4,763     4,691              2,332
     Diluted Net Earnings
       per Common Share              $   1.33  $   1.25      $        0.62

5. Goodwill and Other Intangible Assets - Goodwill as of December 31, 2005 is allocated by reportable segment and global business unit as follows (amounts in millions):

                                                            Six Months Ended
                                                           December 31, 2005
                                                       -------------------------
Total Beauty, beginning of year                            $          14,580
             Acquisitions & divestiture                                3,137
             Translation & other                                        (111)
             Goodwill, December 31, 2005                              17,606

    Health Care, beginning of year                                     3,378
             Acquisitions & divestiture                                4,087
             Translation & other                                          (5)
             Goodwill, December 31, 2005                               7,460

    Baby Care & Family Care, beginning of year                           955
             Acquisitions & divestiture                                1,056
             Translation & other                                           7
             Goodwill, December 31, 2005                               2,018

Total Family Health, beginning of year                                 4,333
             Acquisitions & divestiture                                5,143
             Translation & other                                           2
             Goodwill, December 31, 2005                               9,478

    Fabric Care & Home Care, beginning of year                           644
             Acquisitions & divestiture                                1,383
             Translation & other                                          (2)
             Goodwill, December 31, 2005                               2,025

    Snacks & Coffee, beginning of year                                   259
             Acquisitions & divestiture                                  285
             Translation & other                                          (1)
             Goodwill, December 31, 2005                                 543

Total Household Care, beginning of year                                  903
             Acquisitions & divestiture                                1,668
             Translation & other                                          (3)
             Goodwill, December 31, 2005                               2,568

    Blades & Razors, beginning of year                                     -
             Acquisitions & divestiture                               18,922
             Translation & other                                           -
             Goodwill, December 31, 2005                              18,922

    Duracell & Braun, beginning of year                                    -
             Acquisitions & divestiture                                4,218
             Translation & other                                           -
             Goodwill, December 31, 2005                               4,218

Total Gillette Business Unit, beginning of year                            -
             Acquisitions & divestiture                               23,140
             Translation & other                                           -
             Goodwill, December 31, 2005                              23,140

Goodwill, Net, beginning of year                                      19,816
             Acquisitions & divestiture                               33,088
             Translation & other                                        (112)
             Goodwill, December 31, 2005                            $ 52,792


     The increase in goodwill from June 30, 2005 is primarily due to the preliminary allocation of the purchase price relating to the acquisition of The Gillette Company.

     Identifiable intangible assets as of December 31, 2005 are comprised of (amounts in millions):

                                            Gross Carrying      Accumulated
                                                    Amount     Amortization
                                            -------------------------------
     Amortizable intangible assets with
         determinable lives                    $    10,242      $      925
     Intangible assets with indefinite lives        26,384               -
                                            -------------------------------
     Total identifiable intangible assets      $    36,626      $      925
                                            -------------------------------


     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of trademarks.

     The amortization of intangible assets for the three and six months ended December 31, 2005 was $187 million and $236 million, respectively.

6. In December 2004, the Financial Accounting Standards Board (FASB) issued (SFAS 123(R)). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). We adopted SFAS 123(R) effective July 1, 2005 using the modified retrospective method. All prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after July 1, 1995. We provided revised Consolidated Financial Statements for the years ended June 30, 2005, 2004 and 2003 reflecting the adoption of SFAS 123(R) under the modified retrospective method in a Form 8-K dated November 2, 2005. The impact to the Company's net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in previous financial statements.

     Total share-based compensation for the three months and six months ended December 31, 2005 and 2004 can be found in the following table (amounts in millions):

                                                 Three Months Ended                    Six Months Ended
                                                     December 31                         December 31
                                             ----------------------------       ----------------------------
                                                 2005           2004               2005            2004
                                             -------------   ------------       ------------   -------------
     Share-Based Compensation
          Stock Options                      $    104        $    88            $   177         $   170
          Other Share-Based Awards                  9              8                 31              48
                                             -------------   ------------       ------------   -------------
          Total Share-Based Compensation     $    113        $    96            $   208         $   218
                                             -------------   ------------       ------------   -------------


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

7. Postretirement Benefits - The Company offers various postretirement benefits to its employees.

     The components of net periodic benefit cost are as follows:

     Amounts in millions

                                                          Pension Benefits                    Other Retiree Benefits
                                                  ----------------------------------     ----------------------------------
                                                         Three Months Ended                     Three Months Ended
                                                             December 31                            December 31
                                                  ----------------------------------     ----------------------------------
                                                      2005                 2004              2005                 2004
                                                  -------------        -------------     -------------        -------------
Service Cost                                       $      73            $      40         $      24            $      17
Interest Cost                                            106                   60                46                   37
Expected Return on Plan Assets                          (101)                 (46)              (94)                 (84)
Amortization of Prior Service Cost and
Prior Transition Amount                                    2                    2                (4)                  (6)
Recognized Net Actuarial Loss                             18                    8                 -                    -
                                                  -------------        -------------     -------------        -------------

Gross Benefit Cost                                        98                   64               (28)                 (36)

Dividends on ESOP Preferred Stock                          -                    -               (19)                 (18)
                                                  -------------        -------------     -------------        -------------

Net Periodic Benefit Cost                          $      98            $      64         $     (47)           $     (54)
                                                  =============        =============     =============        =============

                                                           Pension Benefits                   Other Retiree Benefits
                                                  ----------------------------------     ----------------------------------
                                                          Six Months Ended                       Six Months Ended
                                                             December 31                            December 31
                                                  ----------------------------------     ----------------------------------
                                                      2005                 2004              2005                 2004
                                                  -------------        -------------     -------------        -------------
Service Cost                                       $    120             $      78         $      48            $      34
Interest Cost                                           167                   118                85                   73
Expected Return on Plan Assets                         (148)                  (89)             (184)                (167)
Amortization of Prior Service Cost and
Prior Transition Amount                                   4                     3                (9)                 (11)
Recognized Net Actuarial Loss                            37                    16                 1                    -
                                                  -------------        -------------     -------------        -------------

Gross Benefit Cost                                      180                   126               (59)                 (71)

Dividends on ESOP Preferred Stock                         -                     -               (38)                 (36)
                                                  -------------        -------------     -------------        -------------

Net Periodic Benefit Cost                          $    180             $     126         $     (97)           $    (107)
                                                  =============        =============     =============        =============

     In 2005, the expected return on plan assets is 7.3% and 9.3% for defined benefit and other retiree benefit plans, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized in the following sections:

Overview
Results of Operations - Three Months Ended December 31, 2005
Results of Operations - Six Months Ended December 31, 2005
Business Segment Discussion (three and six months ended December 31, 2005) Financial Condition

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

Effective July 1, 2005, Procter & Gamble adopted SFAS 123(R) which requires that all stock-based compensation, including grants of employee stock options, be accounted for using a fair value-based method. We have elected to adopt SFAS 123(R) using the modified retrospective method. As a result, we have revised our historical results to include the effect of stock-based compensation. Therefore, all financial data provided in this Form 10-Q filing, including prior year data, have been revised to include the impact of stock option compensation expense.

OVERVIEW
--------

Our business is focused on providing branded products of superior quality and value to improve the lives of the world's consumers. We believe this will lead to leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

On October 1, 2005, we completed the acquisition of The Gillette Company ("Gillette"), a leading consumer products company that had $10.5 billion of sales in its most recent year ended December 31, 2004. The results of Gillette are included in the Financial Statements and Management's Discussion and Analysis for the three months ended December 31, 2005. In order to provide our investors with more insight into the results of the Blades & Razors and Duracell & Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for each of the quarters in the Gillette Company's year ended June 30, 2005 (as presented in our Form 8-K released October 4, 2005). Management's discussion of the current quarter results of these two segments is in relation to such comparable prior year pro forma net sales and earnings data.

Procter & Gamble markets approximately 300 consumer products in more than 160 countries. Our products are sold primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We compete in multiple product categories and have four global business units: P&G Beauty, P&G Family Health, P&G Household Care, and Gillette. Under U.S. Generally Accepted Accounting Principles, we have seven reportable segments: Beauty, Health Care, Baby Care & Family Care, Fabric Care & Home Care, Snacks & Coffee, Blades & Razors, and Duracell & Braun. We have operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas: North America, Western Europe, Northeast Asia, Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India.

The following table provides the percentage of net sales and net earnings by business segment for the six months ended December 31, 2005 (excludes net sales and net earnings in Corporate):

                                       Net Sales               Net Earnings
Beauty                                    31%                       33%

Family Health:                            32%                       29%
    Health Care                           14%                       16%
    Baby Care and Family Care             18%                       13%

Household Care:                           30%                       29%
    Fabric Care and Home Care             25%                       25%
    Snacks and Coffee                      5%                       4%

Gillette Business Unit:                    7%                       9%
    Blades and Razors                      3%                       6%
    Duracell and Braun                     4%                       3%
    ------------------                   ----                     ----
Total                                    100%                     100%


     Note: Calculations above are based on only 3 months of Gillette results (October - December)

The following table provides the percentage of net sales and net earnings by business segment for the three months ended December 31, 2005 (excludes net sales and net earnings in Corporate):

                                         Net Sales             Net Earnings
Beauty                                      29%                    31%

Family Health:                              31%                    28%
    Health Care                             14%                    16%
    Baby Care and Family Care               17%                    12%

Household Care:                             27%                    25%
    Fabric and Home Care                    22%                    22%
    Snacks and Coffee                        5%                     3%

Gillette Business Unit:                     13%                    16%
    Blades and Razors                        6%                    10%
    Duracell and Braun                       7%                     6%
    ------------------                     ----                   ----
Total                                      100%                   100%


SUMMARY OF RESULTS. Following are highlights of results for the six months ended December 31, 2005:

    o Unit volume increased 17 percent. Organic volume, which excludes the impact of acquisitions and divestitures, increased seven percent. Growth was broad-based with every business unit and every geographic region delivering organic volume increases.

    o Net sales increased 17 percent to $33.13 billion. Organic sales, which exclude the impacts of foreign exchange, acquisitions, and divestitures, increased seven percent.

    o Net earnings increased 17 percent to $4.58 billion behind strong organic growth and the addition of the Gillette business, partially offset by increased commodity costs and acquisition-related expenses.

    o Diluted net earnings per share were $1.48, an increase of four percent versus the comparable prior year period.

    o Operating cash flow was $4.75 billion, an increase of 20 percent versus the prior year period. Free cash flow productivity was 81 percent.

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

     (2) the ability to successfully execute, manage and integrate key acquisitions and mergers, including (i) the Company's acquisition of The Gillette Company, including the ability to achieve the cost and growth synergies in accordance with the stated goals of the transaction and (ii), the Domination and Profit Transfer Agreement with Wella;

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005
------------------------------------------------------------

The following discussion provides a review of results for the three months ended December 31, 2005 versus the three months ended December 31, 2004.

                            THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                            (Amounts in Millions Except Per Share Amounts)
                                 Consolidated Earnings Information

                                                            Three Months Ended
                                                               December 31
                                                    --------------------------------------------------
                                                           2005             2004           % CHG
                                                    --------------------------------------------------
NET SALES                                           $     18,337      $    14,452           27 %
 COST OF PRODUCTS SOLD                                     8,732            6,885           27 %
                                                    --------------------------------------------------
GROSS MARGIN                                               9,605            7,567           27 %
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE                 5,713            4,585           25 %
                                                    --------------------------------------------------
OPERATING INCOME                                           3,892            2,982           31 %
 TOTAL INTEREST EXPENSE                                      299              200
 OTHER NON-OPERATING INCOME, NET                              68               55
                                                    --------------------------------------------------
EARNINGS BEFORE INCOME TAXES                               3,661            2,837           29 %
 INCOME TAXES                                              1,115              862

NET EARNINGS                                               2,546            1,975           29 %
                                                    ==================================================

EFFECTIVE TAX RATE                                         30.5%           30.4 %


PER COMMON SHARE:
 BASIC NET EARNINGS                                 $       0.76      $      0.77           (1)%
 DILUTED NET EARNINGS                               $       0.72      $      0.72            0 %
 DIVIDENDS                                          $       0.28      $      0.25
AVERAGE DILUTED SHARES OUTSTANDING                       3,547.0          2,752.1

COMPARISONS AS A % OF NET SALES
-------------------------------                                                    Basis Pt Chg
 COST OF PRODUCTS SOLD                                    47.6 %           47.6 %            -
 GROSS MARGIN                                             52.4 %           52.4 %            -
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE                31.2 %           31.7 %          (50)
 OPERATING MARGIN                                         21.2 %           20.6 %           60
 EARNINGS BEFORE INCOME TAXES                             20.0 %           19.6 %           40
 NET EARNINGS                                             13.9 %           13.7 %           20

Unit volume increased 27 percent during the December quarter driven by the addition of the Gillette business as well as organic volume growth. Organic volume, which excludes the impact of acquisitions and divestitures from year-over-year comparisons, increased six percent. Every business segment except Snacks and Coffee, which was impacted by Hurricane Katrina, delivered mid-single digit or higher organic volume growth. In addition, each of the Company's geographic regions delivered organic growth, with developing regions growing organic volume in the mid-teens.

Net sales for the quarter increased 27 percent to $18.34 billion. Organic sales, which exclude acquisitions, divestitures and foreign exchange impacts, grew eight percent. Foreign exchange had a negative two percent impact on sales growth. Pricing and mix each had a positive one percent impact on sales growth.

                                            Volume                               Net Sales
                                 -----------------------------    --------------------------------------
                                     With          Without
                                 Acquisitions   Acquisitions                                       Total
                                       &              &                          Mix/    Total    Impact
                                 Divestitures   Divestitures      FX    Price   Other   Impact     Ex-FX
                                 -----------------------------    --------------------------------------
BEAUTY                                 9%            5%           -2%     0%      0%       7%       9%

FAMILY HEALTH
    HEALTH CARE                       31%            8%           -1%     1%     -2%      29%      30%
    BABY CARE AND FAMILY CARE          5%            5%           -2%     1%     -2%       2%       4%

HOUSEHOLD CARE
   FABRIC CARE AND HOME CARE           7%            7%           -2%     2%      1%       8%      10%
    SNACKS AND COFFEE                  3%            3%           -1%     9%     -1%      10%      11%

GILLETTE BUSINESS UNIT
   BLADES AND RAZORS                  N/A           N/A           N/A    N/A     N/A      N/A      N/A
    DURACELL AND BRAUN                N/A           N/A           N/A    N/A     N/A      N/A      N/A

TOTAL COMPANY                         27%            6%           -2%     1%      1%      27%      29%

Note:  Sales percentage changes are approximations based on quantitative formulas that are consistently applied

* Figures include Gillette results for the October - December quarter only

Gross margin was 52.4 percent, flat versus the prior year period. The addition of the Gillette business added approximately 75 basis points to gross margin due to higher margins in the Blades and Razors segment, net of approximately 35 basis points of increased product costs from revaluing Gillette's opening inventory balances to fair value as of the acquisition date. The gross margin decline in our other businesses was caused primarily by higher commodity costs, which hurt gross margin by about 150 basis points in the quarter. Scale leverage, costs savings initiatives and pricing partially offset the increase in commodity costs.

Total Selling, general, and administrative expenses (SG&A) increased 25%, or $1.13 billion, during the quarter versus the prior year period. The addition of Gillette drove approximately $1.0 billion of the total increase in the quarter, including approximately $200 million of acquisition related expenses. The acquisition related expenses were comprised of $135 million due to increased intangible asset amortization resulting from revaluing intangible assets in the opening balance sheet of the acquired Gillette business. The balance of the acquisition related expenses was due to incremental integration and overhead expenses such as legal and consulting fees. Total SG&A also increased due to higher marketing and overhead spending on our base businesses (total company excluding Gillette and acquisition related expenses), although both were lower as a percentage of sales. Marketing spending increased in support of new initiatives across key brands including Tide, Crest, Olay, Pantene, Naturella, and LaCoste. SG&A decreased as percentage of sales by 50 basis points. Sales growth and the mix benefits of adding the Gillette businesses more than offset the impact of acquisition related expenses.

Interest expense for the quarter increased $99 million versus the prior year period driven by the financing cost of the previously announced share repurchase program associated with the Gillette acquisition. We repurchased $3.5 billion of P&G stock during the quarter as part of this program. This brings the cumulative value of shares purchased under the program to $12.0 billion.

Net earnings increased 29 percent to $2.55 billion. Earnings growth was driven by organic growth, the addition of Gillette, and an improvement in SG&A as a percentage of sales, partially offset by commodity-driven increases in product costs. The contribution from Gillette was net of increased interest expense, higher costs from revaluing Gillette's opening asset balances to fair value as of the acquisition date and other one-time integration costs.

Diluted net earnings per share were $0.72, in-line with comparable prior year period results. Earnings per share included an estimated $0.06-$0.07 cents per share of dilution related to the Gillette acquisition. The dilution estimate includes $0.03 of one-time charges, including costs from revaluing Gillette's opening inventory balances to fair value as of the acquisition date.

RESULTS OF OPERATIONS - Six Months Ended December 31, 2005

The following discussion provides a review of results for the six months ended December 31, 2005 versus the six months ended December 31, 2004.

                              THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                              (Amounts in Millions Except Per Share Amounts)
                                    Consolidated Earnings Information

                                                            Six Months Ended
                                                               December 31
                                                    --------------------------------------------------
                                                           2005             2004           % CHG
                                                    --------------------------------------------------
NET SALES                                           $     33,130      $    28,196           17%
 COST OF PRODUCTS SOLD                                    15,891           13,508           18%
                                                    --------------------------------------------------
GROSS MARGIN                                              17,239           14,688           17%

 SELLING, GENERAL & ADMINISTRATIVE EXPENSE                10,290            8,917           15%
                                                    --------------------------------------------------
OPERATING INCOME                                           6,949            5,771           20%
 TOTAL INTEREST EXPENSE                                      518              381
 OTHER NON-OPERATING INCOME, NET                             142              237
                                                    --------------------------------------------------
EARNINGS BEFORE INCOME TAXES                               6,573            5,627           17%
 INCOME TAXES                                              1,998            1,710

NET EARNINGS                                        $      4,575      $     3,917           17%
                                                    ==================================================

EFFECTIVE TAX RATE                                        30.4 %           30.4 %

PER COMMON SHARE:
 BASIC NET EARNINGS                                 $       1.57      $      1.52           3 %
 DILUTED NET EARNINGS                               $       1.48      $      1.42           4 %
 DIVIDENDS                                          $       0.56      $      0.50

AVERAGE DILUTED SHARES OUTSTANDING                       3,098.0          2,759.1


COMPARISONS AS A % OF NET SALES
-------------------------------                                                    Basis Pt Chg
COST OF PRODUCTS SOLD                                     48.0 %           47.9 %           10
 GROSS MARGIN                                             52.0 %           52.1 %          (10)
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE                31.1 %           31.6 %          (50)
 OPERATING MARGIN                                         21.0 %           20.5 %           50
 EARNINGS BEFORE INCOME TAXES                             19.8 %           20.0 %          (20)
 NET EARNINGS                                             13.8 %           13.9 %          (10)


Fiscal year to date, unit volume increased 17 percent. Organic volume, which excludes the impact of acquisitions and divestitures, increased seven percent. Growth was broad-based across businesses and geographies. Every business segment except Snacks and Coffee, which was impacted by Hurricane Katrina, delivered mid-single digit or higher organic volume growth. In addition, each of the Company's regions delivered organic growth led by double-digit growth in developing regions.

For the first six months of the fiscal year, net sales increased 17 percent to $33.13 billion driven by the addition of the Gillette business as well as growth on the base P&G businesses. Organic sales, which exclude the impact of acquisitions and divestitures, increased seven percent. Favorable product mix, resulting largely from the addition of the Gillette business offset the mix impact of disproportionate growth in developing regions where average selling price is lower than the global average. Pricing activity in Health Care, Baby and Family Care, Fabric and Home Care, and Snacks and Coffee had a positive one percent impact on sales growth. Foreign exchange was neutral during the period.


                                            Volume                               Net Sales
                                 -----------------------------    --------------------------------------
                                     With          Without
                                 Acquisitions   Acquisitions                                       Total
                                       &              &                          Mix/    Total    Impact
                                 Divestitures   Divestitures      FX    Price   Other   Impact     Ex-FX
                                 -----------------------------    --------------------------------------
BEAUTY                                8%             6%           -1%     0%      0%      7%        8%

FAMILY HEALTH
    HEALTH CARE                      21%            10%            0%     1%     -1%     21%       21%
    BABY CARE AND FAMILY CARE         5%             6%            0%     1%     -2%      4%        4%

HOUSEHOLD CARE
   FABRIC CARE AND HOME CARE          7%             7%            0%     2%      0%      9%        9%
    SNACKS AND COFFEE                -1%            -1%           -1%     7%     -2%      3%        4%

GILLETTE BUSINESS UNIT
   BLADES AND RAZORS                 N/A            N/A           N/A    N/A     N/A     N/A       N/A
    DURACELL AND BRAUN               N/A            N/A           N/A    N/A     N/A     N/A       N/A

TOTAL COMPANY                        17%             7%            0%     1%      0%     18%       18%

Note:  Sales percentage changes are approximations based on quantitative formulas that are consistently applied

* Figures include Gillette results for the October - December quarter only

Gross margin was 52.0 percent fiscal year to date, a 10 basis point decrease versus the comparable base period. Adding the Gillette business added approximately 40 basis points to gross margin due to higher margins in the Blades and Razors segment, net of approximately 20 basis points of increased product costs from revaluing Gillette's opening inventory balances to fair value as of the acquisition date. Gross margin on the Company's base businesses declined by approximately 50 basis points driven by higher commodity costs, which negatively impacted gross margin by about 130 basis points. Scale benefits of volume growth, price increases and cost savings programs partially offset the increase in commodity costs.

Total Selling, general, and administrative expenses (SG&A) increased 15%, or $1.37 billion, fiscal year to date versus the prior year period. The addition of Gillette drove approximately $1.0 billion of the total increase in the period, including approximately $200 million of acquisition related expenses. The acquisition related expenses were comprised of $135 million due to increased intangible asset amortization resulting from revaluing intangible assets in the opening balance sheet of the acquired Gillette business. The balance of the acquisition related expenses was due to incremental integration and overhead expenses such as legal and consulting fees. Total SG&A also increased due to higher marketing and overhead spending on our base businesses (total company excluding Gillette and acquisition related expenses), although both were lower as a percentage of sales. SG&A decreased as percentage of sales by 50 basis points. Sales growth and the mix benefits of adding the Gillette businesses more than offset the impact of acquisition related expenses.

Interest expense increased fiscal year to date by $137 million versus the prior year period driven by the financing cost of the previously announced share repurchase program associated with the Gillette acquisition. The Company repurchased $9.0 billion of P&G stock fiscal year to date under this program, bringing cumulative repurchases under the program to $12.0 billion since January 2005.

Net earnings increased 17 percent to $4.58 billion behind organic growth, the impact of adding the Gillette business, and improved SG&A as a percentage of sales, partially offset by increased commodity costs.

Diluted net earnings per share increased four percent to $1.48 compared during the period.


BUSINESS SEGMENT DISCUSSION
---------------------------

The following discussion provides a review of results by business segment. An analysis of the results for the three and six months ended December 31, 2005 is provided compared to the same three and six month periods ended December 31, 2004. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net earnings by business segment for the three and six months ended December 31, 2005 versus the comparable prior year period:

                                                                Three Months Ended December 31, 2005
                                              --------------------------------------------------------------------------
                                                                        Earnings
                                                            % Change      Before     % Change                 % Change
                                                   Net        Versus      Income       Versus        Net        Versus
                                                 Sales      Year Ago       Taxes     Year Ago   Earnings      Year Ago
                                              --------------------------------------------------------------------------
BEAUTY                                         $ 5,370            7%      $1,166           2%       $848            7%

     HEALTH CARE                                 2,639           29%         635          39%        427           41%
     BABY CARE AND FAMILY CARE                   3,036            2%         521          -7%        330           -5%
                                              --------------------------------------------------------------------------
FAMILY HEALTH                                    5,675           13%       1,156          14%        757           16%

     FABRIC CARE AND HOME CARE                   4,081            8%         888           9%        593            8%
     SNACKS AND COFFEE                             927           10%         144         -21%         95          -20%
                                              --------------------------------------------------------------------------
HOUSEHOLD CARE                                   5,008            8%       1,032           3%        688            3%

     BLADES AND RAZORS                           1,153           N/A         375          N/A        272           N/A
     DURACELL AND BRAUN                          1,279           N/A         243          N/A        165           N/A
                                              --------------------------------------------------------------------------
GILLETTE BUSINESS UNIT                           2,432           N/A         618          N/A        437           N/A

TOTAL BUSINESS SEGMENT                          18,485           26%       3,972          26%      2,730           29%
CORPORATE                                         (148)          N/A        (311)         N/A       (184)          N/A
                                              --------------------------------------------------------------------------
TOTAL COMPANY                                   18,337           27%       3,661          29%      2,546           29%


                                                               Six Months Ended December 31, 2005
                                              --------------------------------------------------------------------------
                                                                        Earnings
                                                            % Change      Before     % Change                 % Change
                                                   Net        Versus      Income       Versus        Net        Versus
                                                 Sales      Year Ago       Taxes     Year Ago   Earnings      Year Ago
                                              --------------------------------------------------------------------------
BEAUTY                                         $10,359            7%     $2,244            6%     $1,631          11%

   HEALTH CARE                                   4,722           21%      1,136           39%        763          40%
   BABY CARE AND FAMILY CARE                     6,035            4%      1,031           -3%        650          -1%
                                              --------------------------------------------------------------------------
FAMILY HEALTH                                   10,757           11%      2,167           15%      1,413          17%

   FABRIC CARE AND HOME CARE                     8,296            9%      1,851            9%      1,234           9%
   SNACKS AND COFFEE                             1,633            3%        252          -17%        168         -15%
                                              --------------------------------------------------------------------------
HOUSEHOLD CARE                                   9,929            8%      2,103            5%      1,402           5%

   BLADES AND RAZORS                             1,153           N/A        375           N/A        272          N/A
   DURACELL AND BRAUN                            1,279           N/A        243           N/A        165          N/A
                                              --------------------------------------------------------------------------
GILLETTE BUSINESS UNIT                           2,432           N/A        618           N/A        437          N/A

TOTAL BUSINESS SEGMENT                          33,477           17%      7,132           19%      4,883          22%
CORPORATE                                         (347)          N/A       (559)          N/A       (308)         N/A
                                              --------------------------------------------------------------------------
TOTAL COMPANY                                   33,130           17%      6,573           17%      4,575          17%


* Figures include Gillette results for the October - December quarter only

BEAUTY
------
Beauty volume increased nine percent during the quarter, including the addition of Gillette Personal Care. Organic volume, which excludes the impact of acquisitions and divestitures, increased five percent. Skin Care delivered double digit volume growth behind product innovations including Olay Regenerist and Total Effects Cleansing. The Feminine Care business delivered volume growth in the upper-single digits behind Always softness innovations, scent line extensions, Naturella expansion, and continued growth of Tampax Pearl. Retail Hair Care volume was up mid-single digits. Growth in developing regions and in hair colorants behind innovations on Koleston, Wellaton, and Nice n' Easy was partially offset by a volume decrease in developed regions resulting primarily from the discontinuation of minor shampoo brands in the US. Cosmetics volume declined in the mid-single digits versus a base period that included pipeline shipments ahead of a major initiative launch. Net sales increased seven percent to $5.37 billion, including a negative two percent foreign exchange impact. Net earnings increased seven percent to $848 million. Volume growth was partially offset by higher commodity costs and increased marketing investments to support initiative programs, primarily in developing regions.

Beauty volume increased eight percent fiscal year to date, including three months of results of Gillette Personal Care. Organic volume, which excludes acquisitions and divestitures, increased six percent, led by double digit organic growth in developing regions. Volume growth was driven by initiative activity on Pantene, Head & Shoulders, Rejoice, Olay, Always, and Naturella. Net sales increased seven percent to $10.36 billion including a negative one percent foreign exchange impact. Net earnings increased 11 percent to $1.63 billion. Volume growth was partially offset by higher commodity costs and increased marketing investments to support initiative programs, primarily in developing regions.

FAMILY HEALTH
-------------
Health Care delivered 31 percent volume growth in the quarter, including the addition of Gillette Oral Care. Organic volume, which excludes acquisitions and divestitures, increased eight percent. Volume increases on our base business were driven by Pharmaceuticals and Personal Health behind continued growth on Actonel and Prilosec OTC. Oral Care also grew behind Crest, which delivered double-digit organic volume growth, net of the impact of the Spinbrush divestiture required in order to obtain regulatory approval of the Gillette acquisition. Growth on Crest was driven by share increases in North America and continued strength in developing markets. Net sales increased 29 percent to $2.64 billion behind organic volume growth as well as the addition of Gillette Oral Care. Pricing had a positive one percent impact on sales growth from prior period increases on Actonel and Prilosec OTC. Foreign exchange had a negative one percent impact on sales growth. Product mix reduced sales by two percent due primarily to the impact of adding Gillette Oral Care, which has a lower average selling price than the balance of the segment, and the impact of disproportionate growth in developing regions, where average selling prices are lower than the balance of the segment. Net earnings increased 41 percent to $427 million behind volume growth, including the addition of Gillette Oral Care, and margin expansion on P&G's base business. Margins expanded primarily due to scale benefits of volume growth, favorable product mix and pricing.

Fiscal year to date, Health Care volume increased 21 percent, including three months of Gillette Oral Care results. Organic volume, which excludes the impact of acquisitions and divestitures, increased 10 percent behind double digit growth in Pharmaceuticals and Personal Health and upper-single digit organic growth in Oral Care. Net sales grew 21 percent to $4.72 billion. Pricing on Actonel and Prilosec OTC had a positive one percent impact on sales. This was offset by a negative one percent mix impact due to adding Gillette Oral Care, which has a lower average selling price than the segment average, and the impact of disproportionate growth in developing regions, where average selling prices are lower than the balance of the segment. Organic sales, which exclude the impact of acquisitions and divestitures, increased 11 percent. Net earnings increased 40 percent to $763 million behind organic volume growth, the addition of Gillette Oral Care, and margin expansion on the base P&G business. Margins expanded primarily due to scale benefits of volume growth, favorable product mix and pricing.

Baby Care and Family Care delivered volume growth of five percent during the quarter. Volume increased behind product initiatives such as Pampers Full Motion in Western Europe and Bounty and Charmin "Basic," as well as double digit growth in developing markets. Baby Care volume declined in developed regions due to high levels of competitive pricing activity in North America. Net sales increased two percent to $3.04 billion, including a negative two percent foreign exchange impact. Pricing added one percent to sales growth, but was offset by a negative two percent product mix impact from growth in developing markets and Bounty and Charmin "Basic," both of which have lower relative sales prices than the segment average. Net earnings declined five percent to $330 million versus the base period. Earnings in the quarter were negatively impacted by the increase in energy costs that followed the hurricanes last September and reduced volume in North America Baby Care, both of which also contributed to the decline in the segment's earnings margin.

Baby Care and Family Care volume increased five percent fiscal year to date. Organic volume, which excludes the impact of acquisitions and divestitures, increased six percent. Volume increased in both Baby Care and Family Care behind product initiatives and double digit growth in developing regions. Net sales increased four percent to $6.04 billion. Pricing had a positive one percent impact on sales but was offset by a negative two percent mix impact due to growth in mid-tier Basic products and disproportionate growth in developing regions. Net earnings declined one percent to $650 million as volume growth and pricing were offset by increased energy costs and unfavorable product mix.

HOUSEHOLD CARE
--------------
Fabric Care and Home Care delivered volume growth of seven percent for the quarter. Volume was driven by innovations such as Tide with Febreze, Tide Coldwater, Ariel Ion Power Gels, Cascade Action Packs, Febreze Air Effects and the expansion of Bold in Japan coupled with very strong customer support behind key initiatives. Fabric Care grew volume in the upper-single digits behind double digit global growth on Tide. Net sales increased eight percent to $4.08 billion, including a negative two percent foreign exchange impact. Pricing in the Fabric Care and Home Care businesses added two points to sales growth. Favorable product mix, primarily due to disproportionate growth on Tide, added an additional one point to sales growth. Net earnings increased eight percent to $593 million. Earnings growth reflects top line progress, as well as cost savings and pricing to mitigate commodity price increases.

Fiscal year to date, Fabric Care and Home Care volume increased seven percent behind innovations on Tide, Ariel, Dawn, Febreze, Downy, and Cascade. Net sales increased nine percent to $8.30 billion. Pricing, primarily in North America and Latin America, added two points to sales growth. Net earnings increased nine percent to $1.23 billion. Volume growth, pricing, and cost savings programs more than offset increased commodity costs.

Snacks and Coffee results were impacted by Hurricane Katrina, which occurred in August 2005. The business experienced significant disruption and damages to our manufacturing facilities in New Orleans. Beginning in December, these facilities were fully operational. Snacks and Coffee volume grew three percent in the quarter, as a mid-single digit decline in Coffee volume partially offset growth in other businesses. Snacks volume was up mid-single digits. Sales were $927 million, an increase of 10 percent. Pricing actions taken in the prior year in response to rising coffee prices added 9 percent to sales, which was partially offset by 1 percent each from negative product mix and foreign exchange. Earnings declined 20% to $95 million, as sales growth was offset by increased costs related to Hurricane Katrina and negative product mix.

Fiscal year to date, Snacks and Coffee volume declined one percent. Lower Coffee shipments following the hurricane more than offset growth in other businesses. Snacks volume was up mid-single digits in the period. Net sales increased three percent to $1.63 billion, including a negative one percent foreign exchange impact. Pricing in Coffee added seven percent to sales. The mix effect of lower Coffee shipments had a negative two percent impact on sales. Earnings declined 15 percent to $168 million as sales growth was offset by negative product mix and increased costs, primarily related to Hurricane Katrina.

ACQUIRED GILLETTE REPORTED SEGMENTS
-----------------------------------
As disclosed in note 4 to the consolidated financial statements, we completed the acquisition of The Gillette Company on October 1, 2005. This acquisition resulted in two new reportable segments for the Company: Blades and Razors and Duracell and Braun. The Gillette Oral Care and Personal Care businesses were subsumed within the Health Care and Beauty reportable segments, respectively. Because the acquisition was completed in the current period, there are no results for these segments in our prior year period.

In order to provide our investors with more insight into the results of the Blades & Razors and Duracell & Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for each of the quarters in the Gillette Company's year ended June 30, 2005 (as presented in our Form 8-K released October 4, 2005). Management's discussion of the current quarter results of these two segments is in relation to such comparable prior year pro forma net sales and earnings data. With respect to the earnings data, this analysis is based on Earnings before Income Taxes. The previously disclosed Blades & Razors and Duracell & Braun pro forma information reconciled "Profit from Operations," the measure used by Gillette in its historical filings, to Earnings before Income Taxes, the comparable measure used by the Company. Gillette did not allocate income tax expense to its reporting segments.

Blades and Razors sales increased six percent to $1.15 billion over the pro forma prior year quarter. Positive pricing of two percent offset a negative two percent foreign exchange impact. Sales growth was driven by M3Power, Venus Vibrance, and Venus Disposables as well as continued consumer trade-up in developing markets. Earnings before income taxes increased 11 percent to $375 million versus previously published pro forma prior year results. Earnings increased behind sales, a more profitable product mix of replacement blades versus razors, price increases and lower overhead and manufacturing expenses, primarily as a result of savings realized from Gillette's Functional Excellence program. Earnings growth was also favorably impacted by base period charges for severance and other exit charges associated with Gillette's Functional Excellence program, the European Manufacturing Realignment program, and other asset write-downs. These earnings drivers were partially offset by acquisition-related expenses in the current period of $116 million (before-tax), including increased amortization expense from revaluing acquired fixed and intangible assets and increased product costs from revaluing opening inventory balances at fair value. Reported net earnings for the segment were $272 million.

Duracell and Braun delivered one percent sales growth to $1.28 billion during the quarter. Volume growth was offset by a negative two percent impact from foreign exchange. A price increase on Duracell had a positive impact on segment sales, but was more than offset by a year-on-year increase in total promotion expenses in the segment; the net impact of pricing on segment sales was negative one percent. Duracell pricing in the U.S. continues to trend upwards following the list price increase taken in August 2005 and the roll-out across trade accounts. Duracell sales increased behind share growth, while Braun sales were driven by new product initiatives such as 360 Complete, Tassimo, and Contour. Earnings before income taxes increased 46 percent to $243 million versus previously published pro forma prior year results. Earnings growth was driven primarily by volume as well as lower overhead and manufacturing costs, primarily resulting from the Functional Excellence program. Earnings growth was also favorably impacted by base period charges for severance and other exit charges associated with Gillette's Functional Excellence program as well as other asset write-downs. These earnings drivers were partially offset by acquisition-related expenses in the current period of $43 million (before tax), including increased amortization expense from revaluing acquired fixed and intangible assets and increased product costs from revaluing opening inventory balances at fair value. Reported net earnings for the segment were $165 million.

We expect earnings before income taxes growth indices to moderate in the second half of the fiscal year versus the quarter ended December 31, 2005. This is primarily due to the lapping of the Functional Excellence program benefits coupled with increased investments behind the Fusion blade system launch.

CORPORATE
---------
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items and the historical results of certain divested categories, including the juice business that was divested in August of 2004 and the Gillette brands (primarily Rembrandt and Right Guard) that will be divested as required by the Gillette acquisition. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Because both unconsolidated entities and less than 100 percent owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100 percent of each income statement component through before-tax earnings in the segments, with eliminations in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company's effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

The decline in net earnings for the quarter and year to date is primarily driven by the impact of the base period gain on the sale of the juice business and a current period increase in net interest expense due to the financing cost of the share repurchase program announced in connection with the Gillette acquisitions.

FINANCIAL CONDITION
-------------------

Operating Activities
--------------------
Cash generated from operating activities for the six months ended December 31, 2005 was $4.75 billion versus $3.96 billion in the comparable prior period. Strong earnings, adjusted for non-cash items (primarily depreciation, amortization, stock-based compensation, and deferred income taxes) generated $6.46 billion. This was partially offset by an increase in working capital items, primarily accounts receivable and accounts payable.

Accounts receivable increased to support business growth. Days sales in receivables were flat versus the comparable prior year period. Accounts payable, accrued, and other liabilities days were down largely due to our continued efforts to accelerate payments to suppliers in order to maximize payment discounts. Inventory days on hand were down marginally resulting in a slight improvement to cash flow.

Investing Activities
--------------------
Investing activities in the current year decreased cash by $402 million, compared to the prior year period when investing activities reduced cash by $1.01 billion. Acquisitions provided a net source of cash. A cash balance of $1.60 billion received in the Gillette acquisition, representing Gillette's cash balances at the acquisition date, was partially offset by cash used for other acquisitions, including settlement of a major portion of the Wella domination liability. Capital expenditures as a percentage of sales were 3.1 percent, in-line with the comparable prior year period.

Financing Activities
--------------------
Total cash used by financing activities was $2.87 billion versus $1.23 billion in the comparable base period. Our net debt position increased by $7.34 billion, primarily to fund the share repurchase program associated with the acquisition of Gillette. This was offset by $9.03 billion of treasury purchases during the period.

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

ORGANIC SALES GROWTH. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales for the October - December 2005 quarter:

                                    Total
                                      P&G
                                    -----
Total Sales Growth                    27%
Foreign Exchange Impact                2%
Acquisition/Divestiture Impact       -21%
                                    -----
Organic Sales Growth                   8%


The reconciliation of reported sales growth to organic sales for the fiscal year to date period ended December 31, 2005:

                                    Total
                                      P&G
                                    -----
Total Sales Growth                    17%
Foreign Exchange Impact                0%
Acquisition/Divestiture Impact       -10%
                                    -----
Organic Sales Growth                   7%


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

FREE CASH FLOW PRODUCTIVITY. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company's long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below:


                Operating    Capital      Free         Net         Free Cash
($MM)           Cash Flow   Spending    Cash Flow    Earnings  Flow Productivity
--------------------------------------------------------------------------------
Jul - Sep '05     2,171       401        1,770        2,029         87%
Oct - Dec '05     2,575       628        1,947        2,546         76%
--------------------------------------------------------------------------------
Jul - Dec '05     4,746     1,029        3,717        4,575         81%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's exposure to market risk since June 30, 2005. See Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Item 4.  Controls and Procedures

The Company's Chairman of the Board, President and Chief Executive Officer, A.
G. Lafley, and the Company's Chief Financial Officer, Clayton Daley, Jr., are responsible for evaluating the effectiveness of our disclosure controls systems. Messrs. Lafley and Daley have evaluated and concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a global chain of financial, staff and general business reporting lines that converge in the world-wide headquarters of the Company in Cincinnati, Ohio.

On October 1, 2005, the Company completed its acquisition of The Gillette Company ("Gillette"), at which time Gillette became a subsidiary of the Company. The Company considers the transaction material to the results of its operations, financial position, and cash flows from the date of the acquisition through December 31, 2005, and believes that the internal controls and procedures of Gillette have a material effect on the Company's internal control over financial reporting. See Note 4 to our Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is now in the process of integrating the Gillette operations. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Gillette. The Company will report on its assessment of its combined operations within the time period provided by the Act and the applicable Securities Exchange Commission rules and regulations concerning business combinations. Except for the Gillette acquisition, Messrs. Lafley and Daley have concluded that there has been no change in the Company's internal control over financial reporting for the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

                                ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                     Approximate dollar
                                                               Total Number of      value of shares that
                                                             Shares Purchased as    may yet be purchased
                                                              Part of Publicly       under our share
                   Total Number of     Average Price Paid     Announced Plans or     repurchase program
   Period        Shares Purchased(1)      per Share(2)           Programs(3)         ($ in Billions)(3),(4)
-----------------------------------------------------------------------------------------------------------

10/1/05-10/31/05     39,187,635             $56.59                39,160,912                9.2
11/1/05-11/30/05     13,603,137             $56.98                13,370,271                8.4
12/1/05-12/31/05      9,679,434             $55.85                 8,475,474                8.0


(1) This category includes 1,463,549 shares acquired by the Company under various compensation and benefit plans, including The Gillette Company Global Employee Stock Ownership Program and The Procter & Gamble 2001 Stock and Incentive Compensation Plan. The Company administers employee cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercises.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On January 28, 2005, the Company announced a share buyback plan in connection with its acquisition of The Gillette Company. Pursuant to the plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $18 to $22 billion of shares of Company common stock to be financed by issuing a combination of long-term and short-term debt. We have now narrowed the anticipated total repurchase pursuant to this authority to about $20 billion of Company common stock. The share repurchases are expected to be largely completed by mid-calendar year 2006.
(4) The share value in this category is now measured against the revised target as described in footnote 3 to this table, which remains within the authority of the previously announced buyback plan.

Item 6.   Exhibits

          Exhibits

(3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2005).

(3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2005).

(10-1)    The Procter & Gamble Company Executive Deferred Compensation Plan*

(10-2)    The Gillette Company 1971 Stock Option Plan*

(10-3)    The Gillette Company 2004 Long-Term Incentive Plan*

(10-4) Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts
          (Incorporated by reference to Exhibit 10-G of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(10-5) Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922)*

(10-6) Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to
          Exhibit 10-G of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(10-7)    The Gillette Company Executive Life Insurance Program
          (Incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2000, Commission File No. 1-922)

(10-8) The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit 10(o) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(10-9) The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No.
          1-922)*

(10-10)   The Gillette Company Estate Preservation Plan*

(10-11) The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(11)      Computation of Earnings per Share.

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


THE PROCTER & GAMBLE COMPANY


/S/VALARIE L. SHEPPARD
------------------------------
(Valarie L. Sheppard)
Vice President and Comptroller

January 30, 2006
-------------------------------
Date

                                  EXHIBIT INDEX

Exhibit No.
(3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2005).

(3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2005).

(10-1)    The Procter & Gamble Company Executive Deferred Compensation Plan*

(10-2)    The Gillette Company 1971 Stock Option Plan*

(10-3)    The Gillette Company 2004 Long-Term Incentive Plan*

(10-4) Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts
          (Incorporated by reference to Exhibit 10-G of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(10-5) Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922)*

(10-6) Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to
          Exhibit 10-G of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(10-7)    The Gillette Company Executive Life Insurance Program
          (Incorporated by reference to Exhibit 10(d) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2000, Commission File No. 1-922)

(10-8) The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit 10(o) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(10-9) The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No.
          1-922)*

(10-10)   The Gillette Company Estate Preservation Plan*

(10-11) The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

(11)      Computation of Earnings per Share.

(12)      Computation of Ratio of Earnings to Fixed Charges.

(31)      Rule 13a-14(a)/15d-14(a) Certifications.

(32)      Section 1350 Certifications.