Form 10-Q
period 2006-03-31
PROCTER & GAMBLE CO
filed 2006-05-04
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2006


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

There were 3,281,470,012 shares of Common Stock outstanding as of March 31, 2006.

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the "Company", "we" or "our") for the three and nine months ended March 31, 2006 and 2005, the Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

                                   THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                    Amounts in millions except per share amounts

                                                  Three Months Ended                       Nine Months Ended
                                                       March 31                                 March 31
                                       -------------------------------------    -------------------------------------
                                             2006                 2005                2006                 2005
                                       ----------------     ----------------    ----------------     ----------------
NET SALES                                  $   17,250           $   14,287          $   50,380           $   42,483
      Cost of products sold                     8,340                7,055              24,231               20,563
      Selling, general and
      administrative expense                    5,559                4,690              15,849               13,607
                                           ----------           ----------          ----------           ----------

OPERATING INCOME                                3,351                2,542              10,300                8,313
      Interest expense                            301                  222                 819                  603
      Other non-operating income, net              79                   60                 221                  297
                                           ----------           ----------          ----------           ----------

EARNINGS BEFORE INCOME TAXES                    3,129                2,380               9,702                8,007
      Income taxes                                918                  766               2,916                2,476
                                           ----------           ----------          ----------           ----------

NET EARNINGS                               $    2,211           $    1,614          $    6,786           $    5,531
                                           ==========           ==========          ==========           ==========

PER COMMON SHARE:
      Basic net earnings                   $     0.67           $     0.63          $     2.22           $     2.15
      Diluted net earnings                 $     0.63           $     0.59          $     2.10           $     2.01
      Dividends                            $     0.28           $     0.25          $     0.84           $     0.75

DILUTED WEIGHTED AVERAGE
      COMMON SHARES OUTSTANDING               3,510.5              2,730.3             3,235.4              2,749.4


See accompanying Notes to Consolidated Financial Statements

                       THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

Amounts in Millions                                              March 31         June 30
   ASSETS                                                          2006             2005
                                                                -----------      -----------
CURRENT ASSETS
       Cash and cash equivalents                                $    8,675       $    6,389
       Investment securities                                         1,524            1,744
       Accounts receivable                                           5,404            4,185
       Inventories
             Materials and supplies                                  1,675            1,424
             Work in process                                           656              350
             Finished goods                                          4,401            3,232
                                                                -----------      -----------
       Total inventories                                             6,732            5,006
       Deferred income taxes                                         1,544            1,081
       Prepaid expenses and other current assets                     2,736            1,924
                                                                -----------      -----------

TOTAL CURRENT ASSETS                                                26,615           20,329

PROPERTY, PLANT AND EQUIPMENT
       Buildings                                                     5,906            5,292
       Machinery and equipment                                      24,714           20,397
       Land                                                            866              636
                                                                -----------      -----------
                                                                    31,486           26,325
       Accumulated depreciation                                    (13,013)         (11,993)
                                                                -----------      -----------

NET PROPERTY, PLANT AND EQUIPMENT                                   18,473           14,332

GOODWILL AND OTHER INTANGIBLE ASSETS
       Goodwill                                                     54,693           19,816
       Trademarks and other intangible assets, net                  33,164            4,347
                                                                -----------      -----------

NET GOODWILL AND OTHER INTANGIBLE ASSETS                            87,857           24,163

OTHER NON-CURRENT ASSETS                                             3,277            2,703
                                                                -----------      -----------

TOTAL ASSETS                                                    $  136,222       $   61,527
                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                         $    4,063       $    3,802
       Accrued and other liabilities                                 9,219            7,531
       Taxes payable                                                 2,924            2,265
       Debt due within one year                                      3,837           11,441
                                                                -----------      -----------

TOTAL CURRENT LIABILITIES                                           20,043           25,039

LONG-TERM DEBT                                                      33,916           12,887

DEFERRED INCOME TAXES                                               12,739            1,896

OTHER NON-CURRENT LIABILITIES                                        4,500            3,230
                                                                -----------      -----------

TOTAL LIABILITIES                                                   71,198           43,052

SHAREHOLDERS' EQUITY
       Preferred stock                                               1,460            1,483
       Common stock - shares issued - Mar 31   3,973.0               3,973
                                      June 30  2,976.6                                2,977
       Additional paid-in capital                                   57,558            3,030
       Reserve for ESOP debt retirement                             (1,284)          (1,259)
       Accumulated other comprehensive income                       (1,234)          (1,566)
       Treasury stock                                              (30,302)         (17,194)
       Retained earnings                                            34,853           31,004
                                                                -----------      -----------

TOTAL SHAREHOLDERS' EQUITY                                          65,024           18,475
                                                                -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  136,222       $   61,527
                                                                ===========      ===========

See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
Amounts in millions                                                 March 31
                                                           --------------------------
                                                               2006          2005
                                                           ------------  ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               $  6,389      $  4,232

OPERATING ACTIVITIES
        Net earnings                                            6,786         5,531
        Depreciation and amortization                           1,891         1,403
        Share-based compensation expense                          400           370
        Deferred income taxes                                     116           445
        Changes in:
             Accounts receivable                                 (250)         (197)
             Inventories                                         (161)         (778)
             Accounts payable, accrued and other liabilities     (582)         (115)
             Other operating assets and liabilities               (81)         (221)
        Other                                                      66           151
                                                           ------------  ------------

TOTAL OPERATING ACTIVITIES                                      8,185         6,589
                                                           ------------  ------------

INVESTING ACTIVITIES
        Capital expenditures                                   (1,666)       (1,386)
        Proceeds from asset sales                                 352           368
        Acquisitions                                              216          (528)
        Change in investment securities                           491           (56)
                                                           ------------  ------------

TOTAL INVESTING ACTIVITIES                                       (607)       (1,602)
                                                           ------------  ------------

FINANCING ACTIVITIES
        Dividends to shareholders                              (2,645)       (1,998)
        Change in short-term debt                              (6,009)        1,317
        Additions to long-term debt                            17,136         3,048
        Reductions of long-term debt                           (4,367)       (1,583)
        Impact of stock options and other                       1,119           406
        Treasury purchases                                    (10,596)       (3,580)
                                                           ------------  ------------

TOTAL FINANCING ACTIVITIES                                     (5,362)       (2,390)
                                                           ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
        AND CASH EQUIVALENTS                                       70           243

CHANGE IN CASH AND CASH EQUIVALENTS                             2,286         2,840
                                                           ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  8,675      $  7,072
                                                           ============  ============


See accompanying Notes to Consolidated Financial Statements

                  THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and Form 8-Ks filed on September 23, 2005 and November 2, 2005 reflecting the Company's historical results as conformed for the adoption of SFAS 123 (Revised
     2004), "Share-Based Payment" (SFAS 123(R)) and the change in our method of accounting for Treasury Stock. The results of operations for the three-month and nine-month periods ended March 31, 2006 are not necessarily indicative of annual results.

2. Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended March 31, 2006 and 2005 was $ 2,534 million and $1,142 million, respectively. For the nine months ended March 31, 2006 and 2005, total comprehensive income was $7,118 million and $6,238 million, respectively.

3. Segment Information - Following is a summary of segment results. As noted in Note 4, the Company acquired The Gillette Company on October 1, 2005. Accordingly, results of the acquired Gillette businesses are only included in segment results for the six months ended March 31, 2006.

                               SEGMENT INFORMATION

Amounts in millions
                                               Three Months Ended March 31                      Nine Months Ended March 31
                                        ------------------------------------------     --------------------------------------------
                                                    Earnings Before                                 Earnings Before
                                         Net Sales  Income Taxes     Net Earnings       Net Sales   Income Taxes      Net Earnings
                                        ------------------------------------------     --------------------------------------------
Beauty                            2006    $  5,155       $  1,041       $    738         $ 15,514        $  3,285       $  2,369
                                  2005       4,876            969            668           14,553           3,091          2,136
                                --------------------------------------------------     --------------------------------------------

    Health Care                   2006       2,427            446            298            7,149           1,582          1,061
                                  2005       2,000            347            233            5,887           1,165            780

    Baby Care & Family Care       2006       3,031            530            326            9,066           1,561            976
                                  2005       3,048            505            320            8,876           1,565            976
                                        ------------------------------------------     --------------------------------------------
Family Health                     2006       5,458            976            624           16,215           3,143          2,037
                                  2005       5,048            852            553           14,763           2,730          1,756
                                --------------------------------------------------     --------------------------------------------

    Fabric Care & Home Care       2006       4,080            814            545           12,376           2,665          1,779
                                  2005       3,819            723            481           11,413           2,414          1,616

    Snacks & Coffee               2006         796            177            109            2,429             429            277
                                  2005         767            156             97            2,353             459            295
                                        ------------------------------------------     --------------------------------------------
Household Care                    2006       4,876            991            654           14,805           3,094          2,056
                                  2005       4,586            879            578           13,766           2,873          1,911
                                --------------------------------------------------     --------------------------------------------

    Blades & Razors               2006       1,187            361            265            2,340             736            537
                                  2005           -              -              -                -               -              -

    Duracell & Braun              2006         763             76             54            2,042             319            219
                                  2005           -              -              -                -               -              -
                                        ------------------------------------------     --------------------------------------------
Gillette Business Unit            2006       1,950            437            319            4,382           1,055            756
                                  2005           -              -              -                -               -              -
                                --------------------------------------------------     --------------------------------------------

Corporate                         2006        (189)          (316)          (124)            (536)           (875)          (432)
                                  2005        (223)          (320)          (185)            (599)           (687)          (272)
                                --------------------------------------------------     --------------------------------------------
Total                             2006    $ 17,250       $  3,129       $  2,211         $ 50,380        $  9,702       $  6,786
                                  2005      14,287          2,380          1,614           42,483           8,007          5,531
                                --------------------------------------------------     --------------------------------------------

     On April 17, 2006, we announced a number of changes to certain of our key leadership positions, which also involved changes to our organizational structure. These changes will impact our segment reporting. Specifically, Pet Health & Nutrition, which is part of our Health Care reporting segment, will become part of our Snacks & Coffee reporting segment. In addition, our commercial products organization, which sells primarily cleaning products directly to commercial end users, will be moved from Snacks & Coffee to our Fabric Care & Home Care segment. Our segment reporting will be revised to reflect these changes during the upcoming quarter ended June 30, 2006, at which time we will also revise our historical financial statements to reflect these changes.

4. On October 1, 2005, we completed our acquisition of The Gillette Company. Pursuant to the acquisition agreement which provided for the exchange of
     0.975 shares of The Procter & Gamble Company common stock, on a tax-free basis, for each share of The Gillette Company, we issued 962 million shares of The Procter & Gamble Company common stock. The value of these shares was determined using the average of Company stock prices beginning two days before and ending two days after January 28, 2005, the date the acquisition was announced. We also issued 79 million stock options in exchange for Gillette's outstanding stock options. Under the purchase method of accounting, the total consideration was approximately $53.5 billion including common stock, the fair value of vested stock options and acquisition costs. The acquisition is reflected in our consolidated financial statements beginning in the quarter ended December 31, 2005.

     The Gillette Company is a market leader in several global product categories including blades and razors, oral care and batteries. Total sales for Gillette during its most recent year ended December 31, 2004 were $10.5 billion.

     In order to obtain regulatory approval of the transaction, we were required to divest certain overlapping businesses. We have completed the divestitures of the Spinbrush toothbrush business and Rembrandt, a Gillette oral care product line. We completed the divestiture of Right Guard, a Gillette deodorant, along with several other Gillette deodorant brands on April 28, 2006.

     In connection with the Gillette acquisition, we also announced a share buyback plan under which we planned to acquire $18 to $22 billion of Company common stock in the open market or from private transactions. We have since narrowed the anticipated total repurchase to about $20 billion of Company common stock. Through March 31, 2006, we repurchased $13.6 billion under this plan. These repurchases were financed by borrowings under a $24 billion three-year credit facility with a syndicate of banks. An additional $2.2 billion of repurchases of Company common stock has been recorded under a forward purchase agreement, which settled in April 2006. The $24 billion facility was entered into on July 27, 2005 and replaced a $3.4 billion bridge credit facility. Proceeds will be used for general corporate purposes with the expectation that the majority of the funds will be used as part of the share repurchase program. This facility is initially secured by a pledge of certain of the Company shares acquired under the share buyback plan. This credit facility carries a variable interest rate.

     We are in the process of obtaining independent appraisals to assist management in allocating the purchase price to the individual assets acquired and liabilities assumed. This will result in potential adjustments to the carrying value of Gillette's recorded assets and liabilities, the establishment of certain additional intangible assets, revisions of the useful lives of intangible assets, some of which will have indefinite lives not subject to amortization, and the determination of any residual amount that will be allocated to goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management and is subject to revision based on final determination of asset fair values and useful lives. The related depreciation and amortization expense from the acquired assets is also subject to such revisions.

     We are also in the process of completing our analysis of integration plans, pursuant to which the Company will incur costs primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff, and go-to-market support, as well as redundant manufacturing capacity. Our preliminary estimate of the exit costs for these activities that have been recognized as an assumed liability is $1.03 billion.

     The following table presents the preliminary allocation of purchase price related to the Gillette business as of the date of acquisition (amounts in millions).

          Current assets                                    $    5,145
          Property, plant and equipment                          3,834
          Goodwill                                              34,767
          Intangible assets                                     29,038
          Other non-current assets                                 796
        ----------------------------------------------------------------
          Total assets acquired                                 73,580
        ----------------------------------------------------------------

          Current liabilities                                    5,027
          Non-current liabilities                               15,096
        ----------------------------------------------------------------
          Total liabilities assumed                             20,123
        ----------------------------------------------------------------
          Net assets acquired                                   53,457
        ----------------------------------------------------------------

     The majority of the goodwill has been allocated to the segments comprising the Gillette businesses (Blades & Razors, Duracell & Braun, Health Care and Beauty). A portion of the goodwill has been preliminarily allocated to the other businesses on the basis that certain cost synergies will benefit these businesses. See Note 5 for the preliminary allocation of goodwill to the segments.

     We have preliminarily estimated the fair value of Gillette's identifiable intangible assets as $29.038 billion. The preliminary allocation of these identifiable intangible assets included in these financial statements is as follows:

                                                                    Estimated
                                                                     Average
          Amounts in millions                         Estimated     Remaining
                                                      Fair Value    Useful Life
                                                     --------------------------
          Asset class:
          Brand Intangibles -- indefinite lived       $  23,432     Indefinite
          Brand Intangibles -- definite lived             1,592      20 years
          Technology                                      2,681      17 years
          Customer Relationships                          1,333      25 years
                                                     ----------
                                                      $  29,038
                                                     ==========

     The majority of this intangible valuation relates to brand intangibles. Our preliminary assessment as to brand intangibles that have an indefinite life and those that have a definite life was based on a number of factors, including competitive environment, market share, brand history, product life cycles, operating plan and the macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brand intangibles include Gillette, Venus, Duracell, Oral B and Braun. The definite-lived brand intangibles are comprised of certain global brand sub-names such as Mach 3 and Sensor in the blades and razors business and other regional or local brands. The definite-lived brand intangibles have asset lives ranging from 5 to 40 years. The technology intangibles are concentrated in the blades and razors and oral care businesses. We estimate that the customer relationships intangibles have asset lives ranging from 20 to 40 years based on the very low historical and projected customer attrition rates among major retailers and distributors.

     The following table provides pro forma results of operations for the nine months ended March 31, 2006 and 2005 and for the three months ended March 31, 2005 as if Gillette has been acquired as of the beginning of each fiscal year presented. The pro forma results include certain purchase accounting adjustments such as the estimated changes in depreciation and amortization expense on acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Gillette. Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

                                                                        Three
                                                                       Months
                                                   Nine Months Ended    Ended
          Amounts in millions                           March 31       March 31
                                                     2006      2005      2005
                                                --------------------------------

          Net Sales                               $ 53,163  $ 50,892  $ 16,897
          Net Earnings                               6,974     6,693     2,004
          Diluted Net Earnings per Common Share   $   1.96  $   1.79  $   0.54

5. Goodwill and Other Intangible Assets - Goodwill as of March 31, 2006 is allocated by reportable segment and global business unit as follows (amounts in millions):

                                                     Nine Months Ended
                                                      March 31, 2006
                                                     -----------------
      Total Beauty Care, beginning of year              $    14,580
                    Acquistions & divestiture                 3,085
                    Translation & other                          70
      Goodwill, March 31, 2006                               17,735

          Health Care, beginning of year                      3,378
                    Acquistions & divestiture                 4,042
                    Translation & other                          11
      Goodwill, March 31, 2006                                7,431

          Baby Care & Family Care, beginning of year            955
                    Acquistions & divestiture                 1,051
                    Translation & other                          13
      Goodwill, March 31, 2006                                2,019

      Total Family Health, beginning of year                  4,333
                    Acquistions & divestiture                 5,093
                    Translation & other                          24
      Goodwill, March 31, 2006                                9,450

          Fabric Care & Home Care, beginning of year            644
                    Acquistions & divestiture                 1,378
                    Translation & other                           5
      Goodwill, March 31, 2006                                2,027

          Snacks & Coffee, beginning of year                    259
                    Acquistions & divestiture                   284
                    Translation & other                           1
      Goodwill, March 31, 2006                                  544

      Total Household Care, beginning of year                   903
                    Acquistions & divestiture                 1,662
                    Translation & other                           6
      Goodwill, March 31, 2006                                2,571

                Blades & Razors, beginning of year             --
                    Acquistions & divestiture                19,918
                    Translation & other                          48
      Goodwill, March 31, 2006                               19,966

                Duracell & Braun, beginning of year            --
                    Acquistions & divestiture                 4,959
                    Translation & other                          12
      Goodwill, March 31, 2006                                4,971

      Total Gillette, beginning of year                        --
                    Acquistions & divestiture                24,877
                    Translation & other                          60
      Goodwill, March 31, 2006                               24,937

      Goodwill, Net, beginning of year                       19,816
                    Acquistions & divestiture                34,717
                    Translation & other                         160
      Goodwill, March 31, 2006                          $    54,693

     The increase in goodwill from June 30, 2005 is primarily due to the preliminary allocation of the purchase price relating to the acquisition of The Gillette Company.

     Identifiable intangible assets as of March 31, 2006 are comprised of (amounts in millions):

                                              Gross Carrying    Accumulated
                                                      Amount   Amortization
                                              -------------------------------
     Amortizable intangible assets
       with determinable lives                   $     8,022     $     1,086
     Intangible assets with indefinite lives          26,228               -
                                              -------------------------------
     Total identifiable intangible assets        $    34,250     $     1,086
                                              -------------------------------

     Amortizable intangible assets consist principally of patents, technology and trademarks. The non-amortizable intangible assets consist primarily of trademarks.

     The amortization expense of intangible assets for the three months and nine months ended March 31, 2006 was $161 million and $397 million, respectively.

6. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R). This Statement revises SFAS No. 123 by eliminating the election to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). We adopted SFAS 123(R) effective July 1, 2005 using the modified retrospective method. All prior periods were retrospectively adjusted to give effect to the fair-value-based method of accounting for awards granted in fiscal years beginning on or after July 1, 1995. We provided revised Consolidated Financial Statements for the years ended June 30, 2005, 2004 and 2003 reflecting the adoption of SFAS 123(R) under the modified retrospective method in a Form 8-K dated November 2, 2005. The impact to the Company's net earnings of adopting SFAS 123(R) is consistent with the pro forma disclosures provided in previous financial statements.

     Total share-based compensation for the three months and nine months ended March 31, 2006 and 2005 can be found in the following table (amounts in millions):

                                         Three Months Ended    Nine Months Ended
                                               March 31             March 31
                                         ------------------    -----------------
                                           2006      2005        2006     2005
                                         --------  --------    -------- --------
      Share-Based Compensation
         Stock Options                    $  178    $  145      $  355   $  315
         Other Share-Based Awards             14         7          45       55
                                         --------  --------    -------- --------
         Total Share-Based Compensation   $  192    $  152      $  400   $  370
                                         --------  --------    -------- --------

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

      The components of net periodic benefit cost are as follows:

Amounts in millions
                                                                Pension Benefits                      Other Retiree Benefits
                                                        ----------------------------------      -----------------------------------
                                                               Three Months Ended                       Three Months Ended
                                                                    March 31                                 March 31
                                                        ----------------------------------      -----------------------------------
                                                            2006                 2005               2006                  2005
                                                        -------------        -------------      -------------         -------------

     Service Cost                                        $       76           $       42         $       25            $       17
     Interest Cost                                              106                   62                 46                    37
     Expected Return on Plan Assets                            (102)                 (47)               (94)                  (83)
     Amortization of Prior Service Cost and
        Prior Transition Amount                                   2                    1                 (5)                   (6)
     Recognized Net Actuarial Loss                               19                    8                  1                     -
                                                        -------------        -------------      -------------         -------------

     Gross Benefit Cost                                         101                   66                (27)                  (35)

     Dividends on ESOP Preferred Stock                            -                    -                (19)                  (18)
                                                        -------------        -------------      -------------         -------------

     Net Periodic Benefit Cost                           $      101           $       66         $      (46)           $      (53)
                                                        =============        =============      =============         =============


     Amounts in millions
                                                                Pension Benefits                      Other Retiree Benefits
                                                        ----------------------------------      -----------------------------------
                                                                Nine Months Ended                       Nine Months Ended
                                                                    March 31                                 March 31
                                                        ----------------------------------      -----------------------------------
                                                            2006                 2005               2006                  2005
                                                        -------------        -------------      -------------         -------------

     Service Cost                                        $      196           $      120         $       73            $       51
     Interest Cost                                              273                  180                131                   110
     Expected Return on Plan Assets                            (250)                (136)              (278)                 (250)
     Amortization of Prior Service Cost and
       Prior Transition Amount                                    6                    4                (14)                  (17)
     Recognized Net Actuarial Loss                               56                   24                  2                     -
                                                        -------------        -------------      -------------         -------------

     Gross Benefit Cost                                         281                  192                (86)                 (106)

     Dividends on ESOP Preferred Stock                            -                    -                (57)                  (54)
                                                        -------------        -------------      -------------         -------------

     Net Periodic Benefit Cost                           $      281           $      192         $    (143)            $     (160)
                                                        =============        =============      =============         =============

     In 2006, the expected return on plan assets is 7.3% and 9.3% for defined benefit and other retiree benefit plans, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized in the following sections:

   o  Overview
   o  Results of Operations - Three Months Ended March 31, 2006
   o  Results of Operations - Nine Months Ended March 31, 2006
   o  Business Segment Discussion (three and nine months ended March 31, 2006)
   o  Financial Condition

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

Effective July 1, 2005, Procter & Gamble adopted SFAS 123(R) which requires that all stock-based compensation, including grants of employee stock options, be accounted for using a fair value-based method. We have elected to adopt SFAS 123(R) using the modified retrospective method. As a result, we have revised our historical results to include the effect of stock-based compensation. Therefore, all financial data provided in this Form 10-Q filing, including prior year data, have been revised to include the impact of all stock-based compensation expense.

OVERVIEW
--------

Our business is focused on providing branded products of superior quality and value to improve the lives of the world's consumers. We believe this will lead to leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

On October 1, 2005, we completed the acquisition of The Gillette Company ("Gillette"), a leading consumer products company that had $10.5 billion of sales in its most recent year ended December 31, 2004. The results of Gillette are included in the Financial Statements and Management's Discussion and Analysis as of October 1, 2005. In order to provide our investors with more insight into the results of the Blades and Razors and Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for each of the four quarters in the year ended June 30, 2005 (as presented in our Form 8-K released October 4, 2005). Management's discussion of the current quarter results of these two reporting segments is in relation to such comparable prior year pro forma net sales and earnings data.

Procter & Gamble markets approximately 300 consumer products in more than 160 countries. Our products are sold primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We compete in multiple product categories and have four global business units: P&G Beauty, P&G Family Health, P&G Household Care and Gillette. Under U.S. Generally Accepted Accounting Principles, we have seven reportable segments: Beauty, Health Care, Baby Care & Family Care, Fabric Care & Home Care, Snacks & Coffee, Blades & Razors and Duracell & Braun. We have operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas: North America, Western Europe, Northeast Asia, Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India.

On April 17, 2006, we announced a number of changes to certain of our key leadership positions, which also involved changes to our organization structure. These changes will impact our segment reporting. Specifically, Pet Health & Nutrition, which is part of our Health Care reporting segment, will become part of our Snacks & Coffee reporting segment. In addition, our commercial products organization, which primarily sells cleaning products directly to commercial end users, will be moved from Snacks & Coffee to our Fabric Care & Home Care segment. Our segment reporting will be revised to reflect these changes during the upcoming quarter ended June 30, 2006, at which time we will also revise our historical financial statements to reflect these changes. The accompanying financial statements and management discussion of operating results reflect the management and organization structure that existed prior to the changes described herein.

The following table provides the percentage of net sales and net earnings by business segment for the nine months ended March 31, 2006 (excludes net sales and net earnings in Corporate):

                                   NET SALES               NET EARNINGS
BEAUTY                                30%                       33%

FAMILY HEALTH:                        32%                       28%
    Health Care                       14%                       15%
    Baby Care and Family Care         18%                       13%

HOUSEHOLD CARE:                       29%                       29%
    Fabric Care and Home Care         24%                       25%
    Snacks and Coffee                  5%                        4%

GILLETTE BUSINESS UNIT:                9%                       10%
    Blades and Razors                  5%                        7%
    Duracell and Braun                 4%                        3%
                                     ----                      ----

TOTAL                                100%                      100%

NOTE: CALCULATIONS ABOVE INCLUDE 6 MONTHS OF GILLETTE RESULTS
      (OCTOBER 1, 2005 - MARCH 31, 2006)

The following table provides the percentage of net sales and net earnings by business segment for the three months ended March 31, 2006 (excludes net sales and net earnings in Corporate):

                                   NET SALES               NET EARNINGS
BEAUTY                                30%                       32%

FAMILY HEALTH:                        31%                       27%
    Health Care                       14%                       13%
    Baby Care and Family Care         17%                       14%

HOUSEHOLD CARE:                       28%                       28%
    Fabric and Home Care              23%                       23%
    Snacks and Coffee                  5%                        5%

GILLETTE BUSINESS UNIT:               11%                       13%
    Blades and Razors                  7%                       11%
    Duracell and Braun                 4%                        2%
                                     ----                      ----

TOTAL                                100%                      100%


SUMMARY OF RESULTS. Following are highlights of results for the nine months ended March 31, 2006:

     o Unit volume increased 18 percent fiscal year to date. Organic volume, which excludes the impacts of acquisitions and divestitures, increased six percent. Growth was broad-based with every segment delivering volume growth, except Snacks and Coffee which was impacted by business disruptions due to Hurricane Katrina. Every region delivered organic volume growth, with double digit growth in developing regions.
     o Net sales increased 19 percent to $50.38 billion fiscal year to date, including Gillette results since October 1, 2005. Organic sales, which exclude the impact of acquisitions, divestitures and foreign exchange, increased seven percent.
     o Net earnings increased 23 percent to $6.79 billion fiscal year to date. Net earnings increased behind the addition of Gillette and sales growth on our base business.
     o Diluted net earnings per share were $2.10 through the first nine months of the fiscal year, an increase of four percent versus the comparable prior year period, including $0.15 - $0.17 of dilution from Gillette.
     o Operating cash flow was $8.19 billion, an increase of 24 percent versus the prior year period. Free cash flow productivity fiscal year to date was 96 percent.

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

     (7) the ability to successfully manage currency (including currency issues in volatile countries), debt (including debt related to the Company's plan to repurchase shares of the Company's stock), interest rate and certain commodity cost exposures;

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006

The following discussion provides a review of results for the three months ended March 31, 2006 versus the three months ended March 31, 2005.

                       THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                             Consolidated Earnings Information

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                              -----------------------------------------------
                                                     2006               2005          % CHG
                                              -----------------------------------------------
NET SALES                                       $   17,250         $   14,287          21 %
COST OF PRODUCTS SOLD                                8,340              7,055          18 %
                                              -----------------------------------------------
GROSS MARGIN                                         8,910              7,232          23 %
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE           5,559              4,690          19 %
                                              -----------------------------------------------
OPERATING INCOME                                     3,351              2,542          32 %
 TOTAL INTEREST EXPENSE                                301                222
 OTHER NON-OPERATING INCOME, NET                        79                 60
                                              -----------------------------------------------
EARNINGS BEFORE INCOME TAXES                         3,129              2,380          31 %
 INCOME TAXES                                          918                766
                                              -----------------------------------------------

NET EARNINGS                                         2,211              1,614          37 %
                                              ===============================================

EFFECTIVE TAX RATE                                  29.3 %              32.2%

PER COMMON SHARE:
 BASIC NET EARNINGS                                   0.67               0.63           6 %
 DILUTED NET EARNINGS                                 0.63               0.59           7 %
 DIVIDENDS                                            0.28               0.25
AVERAGE DILUTED SHARES OUTSTANDING                 3,510.5            2,730.3


COMPARISONS AS A % OF NET SALES
-------------------------------                                                 Basis Pt Chg
 COST OF PRODUCTS SOLD                              48.3 %            49.4 %
 GROSS MARGIN                                       51.7 %            50.6 %          110
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE          32.2 %            32.8 %          (60)
 OPERATING MARGIN                                   19.4 %            17.8 %          160
 EARNINGS BEFORE INCOME TAXES                       18.1 %            16.7 %          140
 NET EARNINGS                                       12.8 %            11.3 %          150


Unit volume increased 22 percent during the March quarter driven by the addition of the Gillette business and organic volume growth. Organic volume, which excludes the impacts of acquisitions and divestitures, increased five percent, largely behind product innovations that drove broad-based market share growth.

Net sales for the quarter increased 21 percent to $17.25 billion. Organic sales, which exclude the impact of acquisitions, divestitures and foreign exchange, grew six percent. Sales growth was broad-based across both developed and developing regions. Developing markets led sales growth, driven by increases in Central and Eastern Europe/Middle East/Africa behind market share improvements and new initiative introductions. China sales growth moderated versus prior periods' growth rates, but was still up mid to high-single digits excluding the impact of Gillette. Foreign exchange trends had a negative three percent impact on the Company's sales growth due primarily to the strengthening of the US dollar versus the euro, the British pound and the Japanese yen. Pricing and mix each had a positive one percent impact on sales growth.

                                                        Volume                                 Net Sales
                                           -------------------------------    --------------------------------------------
                                                 With          Without
                                             Acquisitions   Acquisitions                                          Total
                                                   &              &                             Mix/    Total     Impact
                                             Divestitures   Divestitures         FX     Price   Other   Impact    Ex-FX
                                           -------------------------------    ---------------------------------------------
BEAUTY                                            8%             4%             -3%       0%      1%       6%       9%

FAMILY HEALTH
    HEALTH CARE                                  18%            -1%             -1%       1%      3%      21%      22%
    BABY CARE AND FAMILY CARE                     2%             3%             -3%       2%     -2%      -1%       2%

HOUSEHOLD CARE
   FABRIC CARE AND HOME CARE                      7%             7%             -2%       2%      0%       7%       9%
    SNACKS AND COFFEE                             3%             3%             -2%       3%      0%       4%       6%

GILLETTE BUSINESS UNIT
   BLADES AND RAZORS                              N/A            N/A            N/A      N/A     N/A      N/A      N/A
    DURACELL AND BRAUN                            N/A            N/A            N/A      N/A     N/A      N/A      N/A

TOTAL COMPANY                                    22%             5%             -3%       1%      1%      21%      24%

NOTE:  Sales percentage changes are approximations based on quantitative formulas that are consistently applied


Gross margin expanded by 110 basis points in the quarter to 51.7%. Commodity cost increases had a negative impact on gross margin of approximately 100 basis points. Scale leverage from volume growth, along with pricing and cost savings projects, offset the majority of the commodity cost increases. The mix benefit of adding the Gillette business drove approximately 125 basis points of gross margin expansion due to above company average margins in the Blades and Razors segment.

Total selling, general and administrative expenses (SG&A) increased 19%, or $869 million, during the quarter versus the prior year period. The increase was driven by the addition of Gillette, which added approximately $900 million to SG&A in the period, including approximately $150 million of acquisition-related expenses. The acquisition-related expenses included $108 million of increased intangible asset amortization resulting from revaluing intangible assets in the opening balance sheet of the acquired Gillette business. The balance of the acquisition-related expenses was due to incremental integration and overhead expenses such as legal and consulting fees. Marketing spending on our base business (total Company excluding Gillette) increased behind investments in Fabric Care and Home Care and in Beauty to support initiative activity, but was down as a percentage of sales versus the comparable prior year period. Overhead spending on our base business also decreased as a percentage of sales driven largely by reduced Wella integration costs versus the base period. Overall, SG&A decreased as a percentage of sales by 60 basis points as sales growth, overhead cost control and the mix benefits of adding the Gillette business more than offset the increase in SG&A expense.

Interest expense for the quarter increased by $79 million versus the prior year period driven by the financing cost of the previously announced share repurchase program associated with the Gillette acquisition. We repurchased $3.7 billion of P&G stock during the quarter as part of this program, including $2.2 billion of shares repurchased under a forward purchase agreement that settled in April 2006. This brings the cumulative value of shares repurchased under the program to $15.8 billion since January 2005. We expect to repurchase about $20 billion in total under the program and to complete the program by mid-calendar 2006.

Net earnings increased 37 percent to $2.21 billion behind organic sales growth, the addition of Gillette, improvement in gross margin and SG&A as a percentage of sales and a reduced tax rate versus the comparable base period. The contribution from Gillette was net of increased interest expense, higher costs from revaluing Gillette's intangible assets to fair value as of the acquisition date and one-time integration costs. Net earnings also benefited from a lower effective tax rate in the quarter. The Company's effective tax rate in the quarter was 29.3% compared to a rate of 32.2% in the comparable prior year period. The comparable prior year tax rate was negatively impacted by a provision for tax costs on anticipated dividends originating from foreign subsidiaries. The tax rate in the current quarter benefited from the favorable settlement of a tax audit in a foreign jurisdiction.

Diluted net earnings per share were $0.63, up seven percent versus the prior year, including an estimated $0.07-$0.08 per share of dilution from the Gillette acquisition. Net earnings per share benefited by about $0.01 per share due to the favorable tax settlement.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------

The following discussion provides a review of results for the nine months ended March 31, 2006 versus the nine months ended March 31, 2005.


                       THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
                       (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                             Consolidated Earnings Information

                                                               NINE MONTHS ENDED
                                                                   MARCH 31
                                              -----------------------------------------------
                                                     2006               2005          % CHG
                                              -----------------------------------------------
NET SALES                                       $   50,380         $   42,483          19 %
 COST OF PRODUCTS SOLD                              24,231             20,563          18 %
                                              -----------------------------------------------
GROSS MARGIN                                        26,149             21,920          19 %
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE          15,849             13,607          16 %
                                              -----------------------------------------------
OPERATING INCOME                                    10,300              8,313          24 %
 TOTAL INTEREST EXPENSE                                819                603
 OTHER NON-OPERATING INCOME, NET                       221                297
                                              -----------------------------------------------
EARNINGS BEFORE INCOME TAXES                         9,702              8,007          21 %
 INCOME TAXES                                        2,916              2,476

NET EARNINGS                                         6,786              5,531          23 %
                                              ===============================================

EFFECTIVE TAX RATE                                  30.1 %             30.9 %


PER COMMON SHARE:
  BASIC NET EARNINGS                                  2.22               2.15           3 %
  DILUTED NET EARNINGS                                2.10               2.01           4 %
  DIVIDENDS                                           0.84               0.75
AVERAGE DILUTED SHARES OUTSTANDING                 3,235.4            2,749.4

COMPARISONS AS A % OF NET SALES
-------------------------------                                                 Basis Pt Chg
COST OF PRODUCTS SOLD                               48.1 %             48.4 %           (30)
 GROSS MARGIN                                       51.9 %             51.6 %            30
 SELLING, GENERAL & ADMINISTRATIVE EXPENSE          31.5 %             32.0 %           (50)
 OPERATING MARGIN                                   20.4 %             19.6 %            80
 EARNINGS BEFORE INCOME TAXES                       19.3 %             18.8 %            50
 NET EARNINGS                                       13.5 %             13.0 %            50


Fiscal year to date, unit volume increased 18 percent. Organic volume, which excludes the impact of acquisitions and divestitures, increased six percent behind broad-based growth across segments and geographies. Every business segment except Snacks and Coffee, which was impacted by Hurricane Katrina, delivered mid-single digit or higher organic volume growth. In addition, each of the Company's regions delivered organic volume growth, led by double digit growth in developing regions.

Net sales increased 19 percent to $50.38 billion in the first nine months of the fiscal year driven by the addition of the Gillette business in October, 2005, as well as growth on the base P&G businesses. Organic sales, which exclude the impact of acquisitions, divestitures and foreign exchange, increased seven percent during the period. Favorable product mix, resulting from the addition of the Gillette business which has a unit selling price that is higher than the Company average, along with more favorable product mix in Beauty and in Health Care, added one percent to sales growth. Pricing increases, taken across most segments, also had a positive one percent impact on sales growth, but were offset by a negative one percent unfavorable foreign exchange trend.


                                                        Volume                                 Net Sales
                                           -------------------------------    --------------------------------------------
                                                 With          Without
                                             Acquisitions   Acquisitions                                          Total
                                                   &              &                             Mix/    Total     Impact
                                             Divestitures   Divestitures         FX     Price   Other   Impact    Ex-FX
                                           -------------------------------    ---------------------------------------------
BEAUTY                                            8%             5%             -2%       0%      1%      7%        9%

FAMILY HEALTH
     HEALTH CARE                                 20%             6%             -1%       1%      1%     21%       22%
     BABY CARE AND FAMILY CARE                    4%             5%             -1%       1%     -2%      2%        3%

HOUSEHOLD CARE
     FABRIC CARE AND HOME CARE                    7%             7%             -1%       2%      0%      8%        9%
     SNACKS AND COFFEE                            0%             0%             -1%       6%     -2%      3%        4%

GILLETTE BUSINESS UNIT
     BLADES AND RAZORS                           N/A            N/A             N/A      N/A     N/A     N/A       N/A
     DURACELL AND BRAUN                          N/A            N/A             N/A      N/A     N/A     N/A       N/A

TOTAL COMPANY*                                   18%             6%             -1%       1%      1%     19%       20%

NOTE:  Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

* Figures include only six months of Gillette results (October 1, 2005 - March 31, 2006)


Gross margin was 51.9 percent fiscal year to date, an increase of 30 basis points versus the comparable base period. Adding the Gillette business added approximately 70 basis points to gross margin due to higher margins in the Blades and Razors segment, net of approximately 15 basis points due to increased product costs from revaluing Gillette's opening inventory balances to fair value as of the acquisition date. Gross margin on the Company's base businesses declined approximately 40 basis points during the period. Higher commodity costs, which negatively impacted gross margin by about 120 basis points, were partially offset by the scale benefit from sales growth and cost savings programs.

Total selling, general and administrative expenses (SG&A) increased 16 percent, or $2.2 billion fiscal year to date versus the prior year period. The addition of Gillette drove approximately $2.0 billion of the total increase in the period, including approximately $350 million of acquisition-related expenses. The acquisition-related expenses included $243 million of increased intangible asset amortization resulting from revaluing intangible assets in the opening balance sheet of the acquired Gillette business. The balance of the acquisition-related expenses was due to incremental integration and overhead expenses such as legal and consulting fees. Marketing spending on our base business (total Company excluding Gillette) increased behind investments in Fabric Care and Home Care and in Beauty to support initiative activity, but was down as a percentage of sales versus the comparable prior year period. Overhead spending on our base business also decreased as a percentage of sales driven largely by reduced Wella integration costs versus the base period. Overall, SG&A decreased as a percentage of sales by 50 basis points as sales growth, overhead cost control and the mix benefits of adding the Gillette businesses more than offset the increase in SG&A expense.

Interest expense increased fiscal year to date by $216 million versus the prior year period driven by the financing cost of the previously announced share repurchase program associated with the Gillette acquisition. The Company repurchased $12.8 billion of P&G stock fiscal year to date under this program, including $2.2 billion of shares repurchased under a forward purchase agreement that settled in April 2006. This brings the cumulative value of shares repurchased under the program to $15.8 billion since January 2005. We expect to repurchase about $20 billion in total under the program and to complete the program by mid-calendar 2006.

Net earnings increased 23 percent to $6.79 billion fiscal year to date behind the impact of adding the Gillette business, organic sales growth and improved SG&A as a percentage of sales, partially offset by increased commodity costs. Net earnings also benefited from a lower fiscal year to date effective tax rate as a result of a favorable resolution of a tax audit in a foreign jurisdiction during the current March quarter, coupled with a tax provision in the comparable base period related to a planned repatriation of dividends from foreign subsidiaries. Diluted net earnings per share increased four percent to $2.10 during the period, including $0.15 - $0.17 of Gillette dilution.

BUSINESS SEGMENT DISCUSSION
---------------------------

The following discussion provides a review of results by business segment. An analysis of the results for the three and nine months ended March 31, 2006 is provided compared to the same three and nine month periods ended March 31, 2005. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and nine months ended March 31, 2006 versus the comparable prior year period:

                                                                 Three Months Ended March 31, 2006
                                              --------------------------------------------------------------------------
                                                                        Earnings
                                                            % Change      Before     % Change                 % Change
                                                   Net        Versus      Income       Versus        Net        Versus
                                                 Sales      Year Ago       Taxes     Year Ago   Earnings      Year Ago
                                              ---------------------------------------------------------------------------

BEAUTY                                         $ 5,155            6%     $ 1,041           7%    $   738           10%

     HEALTH CARE                                 2,427           21%         446          29%        298           28%
     BABY CARE AND FAMILY CARE                   3,031           -1%         530           5%        326            2%
                                              ---------------------------------------------------------------------------
FAMILY HEALTH                                    5,458            8%         976          15%        624           13%

     FABRIC CARE AND HOME CARE                   4,080            7%         814          13%        545           13%
     SNACKS AND COFFEE                             796            4%         177          13%        109           12%
                                              ---------------------------------------------------------------------------
HOUSEHOLD CARE                                   4,876            6%         991          13%        654           13%

     BLADES AND RAZORS                           1,187           N/A         361          N/A        265           N/A
     DURACELL AND BRAUN                            763           N/A          76          N/A         54           N/A
                                              ---------------------------------------------------------------------------
GILLETTE BUSINESS UNIT                           1,950           N/A         437          N/A        319           N/A

TOTAL BUSINESS SEGMENT                          17,439           20%       3,445          28%      2,335           30%
CORPORATE                                        (189)           N/A        (316)         N/A       (124)          N/A
                                              ---------------------------------------------------------------------------
TOTAL COMPANY                                   17,250           21%       3,129          31%      2,211           37%




                                                               Nine Months Ended March 31, 2006*
                                              --------------------------------------------------------------------------
                                                                        Earnings
                                                            % Change      Before     % Change                 % Change
                                                   Net        Versus      Income       Versus        Net        Versus
                                                 Sales      Year Ago       Taxes     Year Ago   Earnings      Year Ago
                                              ---------------------------------------------------------------------------
BEAUTY                                         $15,514            7%     $ 3,285           6%    $ 2,369           11%

   HEALTH CARE                                   7,149           21%       1,582          36%      1,061           36%
   BABY CARE AND FAMILY CARE                     9,066            2%       1,561           0%        976            0%
                                              ---------------------------------------------------------------------------
FAMILY HEALTH                                   16,215           10%       3,143          15%      2,037           16%

   FABRIC CARE AND HOME CARE                    12,376            8%       2,665          10%      1,779           10%
   SNACKS AND COFFEE                             2,429            3%         429          -7%        277           -6%
                                              ---------------------------------------------------------------------------
HOUSEHOLD CARE                                  14,805            8%       3,094           8%      2,056            8%

   BLADES AND RAZORS                             2,340           N/A         736          N/A        537           N/A
   DURACELL AND BRAUN                            2,042           N/A         319          N/A        219           N/A
                                              ---------------------------------------------------------------------------
GILLETTE                                         4,382           N/A       1,055          N/A        756           N/A

TOTAL BUSINESS SEGMENT                          50,916           18%      10,577          22%      7,218           24%
CORPORATE                                        (536)           N/A        (875)         N/A       (432)          N/A
                                              ---------------------------------------------------------------------------
TOTAL COMPANY                                   50,380           19%       9,702          21%      6,786           23%

* Figures shown include six months of Gillette results only (October 1, 2005 - March 31, 2006)


BEAUTY
-------
Beauty volume increased eight percent during the quarter behind organic volume growth and the addition of Gillette Personal Care. Organic volume, which excludes the impact of acquisitions and divestitures, increased four percent with growth across multiple categories and double digit developing region growth. Skin Care volume increased double digits behind growth on Olay. Cosmetics volume decreased versus last year due to declines on Max Factor in North America resulting from reduced distribution. Retail Hair Care volume increased mid-single digits behind Head & Shoulders, Pantene and Rejoice. Beauty net sales increased six percent to $5.16 billion driven by volume growth and a favorable one percent product mix impact resulting from higher sales of premium Hair Care and Feminine Care products, partially offset by three percent of unfavorable foreign exchange trends. Net earnings in Beauty increased 10 percent to $738 million behind the addition of Gillette Personal Care, organic sales growth, reduced Wella integration costs and a more profitable product mix. These were partially offset by higher commodity costs and an increase in marketing investments behind initiative activity, primarily in developing regions.

Beauty volume increased eight percent fiscal year to date, including six months of Gillette Personal Care results. Organic volume increased five percent, led by double digit growth in developing regions. Volume growth was driven by initiative activity across categories and brands including Pantene, Head & Shoulders, Rejoice, Olay, Always and Naturella. Net sales increased seven percent to $15.51 billion including a negative two percent foreign exchange impact. Net earnings increased 11 percent to $2.37 billion. Sales growth and lower Wella integration costs were partially offset by higher commodity costs and increased marketing investments behind initiative activity, primarily in developing regions.

FAMILY HEALTH
-------------
Health Care delivered 18 percent volume growth in the quarter, including the addition of the Gillette business. Organic volume, which excludes the impact of acquisitions and divestitures, declined one percent despite market share increases across most businesses and regions. Year-on-year comparisons were negatively impacted by a base period in which volume grew 14 percent behind the rebuild of Prilosec OTC trade inventory following an allocation period. The prior year also benefited from a late flu season in North America and Western Europe. Despite volume declines, market shares grew in Oral Care, Respiratory and on Prilosec OTC. Net sales in Health Care grew 21 percent to $2.43 billion due primarily to the addition of Gillette Oral Care. Favorable product mix in Pharmaceuticals and Personal Health and within the base Oral Care business increased sales by three percent. In addition, previously announced price increases on Actonel and Prilosec OTC added one percent to sales growth, but were offset by one percent from unfavorable foreign exchange trends. Health Care net earnings increased 28 percent to $298 million primarily behind the addition of the Gillette Oral Care business and a 100 basis point operating margin expansion. Operating margin increased as a result of adding Gillette Oral Care coupled with pricing activity and lower marketing expenses as a percentage of sales.

Fiscal year to date, Health Care volume increased 20 percent, including six months of Gillette Oral Care results. Organic volume increased six percent behind upper-single digit growth in Pharmaceuticals and Personal Health and mid-single digit growth in Oral Care. Additionally, volume increased due to a suppressed July-December base period when Prilosec OTC was on shipment allocations. Net sales increased 21 percent to $7.15 billion including a negative one percent foreign exchange impact. Pricing on Actonel and Prilosec OTC had a positive one percent impact on sales. Favorable product mix due to disproportionate growth in Pharmaceuticals and Personal Health added an additional one percent to sales. Net earnings increased 36 percent to $1.06 billion behind organic volume growth, the addition of Gillette Oral Care and margin expansion on the base P&G business. Operating margin in Health Care expanded by 220 basis points versus the comparable prior year period primarily due to scale benefits of sales growth, favorable product mix and a reduction in marketing expenses as percentage of sales versus the base period.

Baby Care and Family Care volume increased two percent during the quarter, with organic volume up three percent. Baby Care volume increased in the low-single digits with developing regions up double digits behind market share growth in China and in Central and Eastern Europe. In developed regions, market share on Pampers in North America was in-line with the prior year period while continued pricing pressure from private label competitors drove share softness on the Luvs brand. Family Care organic volume grew in the mid-single digits, largely behind growth on Bounty and on the Charmin Basic initiative. Net sales in the Baby Care and Family Care segment were $3.03 billion, down one percent versus the prior year including a negative three percent foreign exchange impact. Previously announced price increases in North America Baby Care, coupled with a late January increase in North America Family Care, added two percent to sales. Disproportionate growth in mid-tier products and in developing regions, where average unit selling price is below the segment average, resulted in a negative two percent mix impact. Baby Care and Family Care net earnings increased two percent to $326 million. Operating margin increased 90 basis points as cost savings projects and lower marketing expenses as a percentage of sales offset higher commodity and energy costs.

Baby Care and Family Care volume increased four percent fiscal year to date. Organic volume increased five percent behind product initiatives and double digit growth in developing regions. Net sales increased two percent to $9.07 billion, including a negative one percent foreign exchange impact. Pricing had a positive one percent impact on sales. Product mix and higher growth rates in developing markets reduced sales by two percent. Net earnings were unchanged at $976 million as volume growth and price increases in the second and third quarter were offset by increased energy costs and unfavorable product mix.

HOUSEHOLD CARE
--------------
Fabric Care and Home Care volume grew seven percent during the quarter. Growth was broad-based across regions and across both Fabric Care and Home Care. Volume was driven by innovations such as Tide with Febreze, Febreze Noticeables, Gain Joyful Expressions, Bounce with Febreze and Bold Liquid Tabs. Net sales increased seven percent to $4.08 billion, including a negative two percent foreign exchange impact. Pricing activity, primarily in Latin America Fabric Care and North America Dish Care, added two percent to sales growth. Net earnings increased thirteen percent to $545 million behind sales growth and margin expansion. Operating margin expanded by 100 basis points as volume growth, cost savings initiatives and pricing activity offset commodity cost increases and increased marketing investments behind initiative activity.

Fiscal year to date, Fabric Care and Home Care volume increased seven percent driven by initiative activity across the segment. Net sales increased eight percent to $12.38 billion, including a negative one percent foreign exchange impact. Pricing activity added two percent to sales growth. Net earnings increased 10 percent to $1.78 billion. Volume growth, pricing and cost savings programs more than offset increased commodity costs and increased marketing spending behind initiative activity.

Snacks and Coffee volume grew three percent in the quarter. Coffee volume increased mid-single digits as Folgers market share, which was impacted by disruptions related to Hurricane Katrina, returned to pre-hurricane levels during the quarter. Snacks volume was flat versus the prior year. Net sales for the segment were $796 million, an increase of four percent including a negative two percent impact from unfavorable foreign exchange trends. Previously announced price increases in Coffee added three percent to sales growth. Earnings were up 12 percent to $109 million driven by sales growth and an insurance recovery from Hurricane Katrina, which more than offset current quarter hurricane-related costs.

Fiscal year to date, Snacks and Coffee volume was flat, primarily due to Coffee shipment disruptions following Hurricane Katrina. Coffee volume was down double digits while Snacks volume was up in the low-single digits during the period. Net sales increased three percent to $2.43 billion, including a negative one percent foreign exchange impact. Pricing in Coffee added six percent to sales while the mix effect of lower Coffee shipments had a negative two percent impact on sales. Earnings declined six percent to $277 million as sales growth was offset by increased costs related to Hurricane Katrina (net of the insurance recovery), negative product mix and higher green coffee prices.

ACQUIRED GILLETTE REPORTED SEGMENTS
-----------------------------------
As disclosed in Note 4 to the consolidated financial statements, we completed the acquisition of The Gillette Company on October 1, 2005. This acquisition resulted in two new reportable segments for the Company: Blades and Razors and Duracell and Braun. The Gillette Oral Care and Personal Care businesses were subsumed within the Health Care and Beauty reportable segments, respectively. Because the acquisition was completed during the current fiscal year period, there are no results for these segments in our prior year period.

In order to provide our investors with more insight into the results of the Blades and Razors and Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for each of the quarters in the Gillette Company's year ended June 30, 2005 (as presented in our Form 8-K released October 4, 2005). Management's discussion of the current quarter results of these two segments is in relation to such comparable prior year pro forma net sales and earnings data. With respect to the earnings data, this analysis is based on Earnings before Income Taxes. The previously disclosed Blades and Razors and Duracell and Braun pro forma information reconciled "Profit from Operations," the measure used by Gillette in its historical filings, to Earnings before Income Taxes, the comparable measure used by the Company. Gillette did not allocate income tax expense to its reporting segments.

Blades and Razors sales increased one percent during the quarter to $1.19 billion versus prior year pro forma results, including a negative two percent foreign exchange impact. The launch of Fusion in North America led to an increase in sales in the region but was partially offset by a decline in Western Europe. In Western Europe, sales were down versus the prior year period despite market share growth. This was due to a base period in which sales grew in the mid-teens behind the launch of M3Power and Venus Disposables. Sales in the current quarter were also negatively impacted by a reduction in distributor inventory levels in several developing countries in Asia where the Gillette business was integrated into existing P&G distributors. Sales in Latin America increased behind continued growth on Mach3 Turbo and Prestobarba Excel. Overall, volume/mix increased sales by two percent and previously announced pricing activity added one percent to sales growth. Earnings before income taxes were $361 million, down 17 percent versus the published prior year pro forma results due primarily to $87 million of acquisition-related charges that negatively impacted earnings by 20 percent. The acquisition-related charges primarily represented increased amortization charges from revaluing intangible assets in the opening balance sheet. Earnings benefited from sales growth in North America and synergy savings from overhead cost reductions, largely offset by increased marketing investment behind the Fusion launch and the sales declines in Western Europe and Asia. Net earnings for the segment were $265 million in the quarter.

Sales for Blades and Razors since the acquisition closed on October 1, 2005 have increased 4% to $2.34 billion versus the comparable prior year period pro forma results, including negative two percent of unfavorable foreign exchange trends. Sales grew behind the launch of Fusion in North America and growth in Latin America and Central and Eastern Europe/Middle East/Africa, but were partially offset by a decline in Western Europe due to a base period that included the launch of M3Power and Venus Disposables. Sales were also impacted by a reduction in distributor inventory levels in several developing Asian countries where the Gillette business was integrated into existing P&G distributors. Earnings before income tax declined by 5 percent to $736 million, including $203 million of acquisition-related charges that negatively impacted earnings by 26 percent during the period. The acquisition-related charges primarily represented increased amortization charges as a result of revaluing Gillette's opening balance sheet to fair market value and increased product costs from revaluing opening inventory balances at fair value. Earnings were also impacted by an increase in the current year marketing investment behind the launch of Fusion offset by synergy savings from overhead cost reductions and base period charges for severance and other exit charges associated with Gillette's Functional Excellence program, the European Manufacturing Realignment program and other asset write downs. Fiscal year to date, net earnings were $537 million (since the acquisition closed on October 1, 2005).

Duracell and Braun sales were $763 million in the quarter, down one percent versus the prior year pro forma results including three percent of unfavorable foreign exchange impact. In the Duracell business, market share growth and price increases taken in North America to compensate for rising commodity costs were more than offset by unfavorable foreign exchange trends, competitive activity in Western Europe and unfavorable mix due to a trend toward larger pack sizes. Braun sales increased in North America behind Tassimo, but were partially offset by competitive activity in Germany and unfavorable foreign exchange trends. Overall, volume/mix and pricing each contributed one percent to segment sales growth, but were offset by negative three percent of unfavorable foreign exchange trends. Earnings before income taxes increased one percent to $76 million, including acquisition-related charges of $10 million that negatively impacted earnings by 13 percent. The acquisition-related charges primarily represented increased amortization charges for revaluing intangible assets in the opening balance sheet. Earnings grew ahead of sales primarily because of base period charges for the shutdown of a manufacturing facility and synergy savings from overhead cost reductions. In addition, current period cost savings resulting largely from the Gillette Functional Excellence program more than offset the effect of increased commodity costs. Net earnings for the segment were $54 million in the quarter.

Sales for Duracell and Braun since the acquisition closed on October 1, 2005 have increased one percent to $2.04 billion versus the comparable prior year period pro forma results, including negative two percent of unfavorable foreign exchange trends. Market share growth and pricing activity on Duracell, coupled with successful growth on Braun behind initiative launches, were largely offset by unfavorable foreign exchange trends and declines in Western Europe due to competitive activity. Earnings before income tax increased 32 percent to $319 million, including acquisition-related charges of $53 million that negatively impacted earnings by 23 percent in the period. The acquisition-related charges primarily represented increased amortization charges as a result of revaluing Gillette's opening balance sheet to fair market value and increased product costs for revaluing opening inventory balances at fair value. Earnings growth was favorably impacted by base period charges for severance and other exit costs associated with Gillette's Functional Excellence program, including charges related to the shutdown of a manufacturing facility, as well as current-year synergy savings from overhead cost reductions. Fiscal year to date, net earnings were $219 million (since the acquisition closed on October 1, 2005).

CORPORATE
---------
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items and the historical results of certain divested categories, including the Juice business that was divested in August of 2004 and any Gillette brands that were divested as required by the Gillette acquisition. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Because both unconsolidated entities and less than 100 percent owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100 percent of each income statement component through before-tax earnings in the segments, with eliminations in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company's effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

Net losses in the Corporate segment improved from -$185 million to -$124 million in the quarter due primarily to lower income taxes and a favorable legal settlement reached during the quarter. Income taxes benefited from the favorable resolution of a foreign tax audit in the current quarter, coupled with a provision taken in the comparable prior year period for tax costs on anticipated dividends originating from foreign subsidiaries. These benefits were partially offset by an increase in net interest expense due to the financing cost of the share repurchase program announced in connection with the Gillette acquisition.

Fiscal year to date earnings in the Corporate segment declined by $160 million primarily due to impact of the base period gain on the sale of the Juice business and a current period increase in net interest expense, partially offset by the favorable tax settlement in the current quarter.

FINANCIAL CONDITION
-------------------

Operating Activities
--------------------
Cash generated from operating activities for the nine months ended March 31, 2006 was $8.19 billion versus $6.59 billion in the comparable prior year period, an increase of $1.60 billion. Cash increased behind earnings adjusted for non-cash items (primarily depreciation, amortization, share based compensation and deferred income taxes), partially offset by working capital items. Changes in accounts payable, accrued and other liabilities used $582 million of cash due primarily to spending against Gillette accruals. Inventory and accounts receivable increases in support of business growth were both net uses of cash. Both inventory and receivable days on hand were roughly flat over the fiscal year to date period, excluding the impact of Gillette.

Investing Activities
--------------------
Investing activities in the current year decreased cash by $607 million, compared to the prior year period when investing activities reduced cash by $1.60 billion. Acquisitions provided a net source of cash. A cash balance of $1.60 billion received in the Gillette acquisition, representing Gillette's cash balances at the acquisition date, was partially offset by cash used for other acquisitions, including settlement of a major portion of the Wella domination liability. Capital expenditures as a percentage of sales were 3.3 percent, in-line with the comparable prior year period.

Financing Activities
--------------------
Total cash used by financing activities was $5.36 billion versus $2.39 billion in the comparable base period. Our net debt position increased by $6.76 billion, primarily to fund the share repurchase program associated with the acquisition of Gillette. This was offset by $10.60 billion of treasury purchases during the period.

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

ORGANIC SALES GROWTH. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales for the January - March 2006 quarter and for the fiscal year to date:

                                                  Jan-March   Fiscal Year
                                                     2006       to Date
                                                  ---------   ------------
Total Sales Growth                                   21 %           19 %
Foreign Exchange Impact                               3 %            1 %
Acquisition/Divestiture Impact                      (18)%          (13)%
                                                  -------       --------
Organic Sales Growth                                  6 %            7 %


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

FREE CASH FLOW PRODUCTIVITY. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company's long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below:

                 Operating    Capital    Free Cash    Net        Free Cash Flow
                 Cash Flow    Spending   Flow         Earnings   Productivity
--------------------------------------------------------------------------------
Jan - Mar '06    $ 3,439      $  (637)   $ 2,802      $ 2,211       127%
Jul - Mar '06    $ 8,185      $(1,666)   $ 6,519      $ 6,786        96%
Jul - Mar '05    $ 6,589      $(1,386)   $ 5,203      $ 5,531        94%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's exposure to market risk since June 30, 2005. See Item 7A in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Item 4.  Controls and Procedures

The Company's Chairman of the Board, President and Chief Executive Officer, A.
G. Lafley, and the Company's Chief Financial Officer, Clayton Daley, Jr., are responsible for evaluating the effectiveness of our disclosure controls systems. Messrs. Lafley and Daley have evaluated and concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions Rules and Forms. The Company's disclosure controls system is based upon a global chain of financial, staff and general business reporting lines that converge in the world-wide headquarters of the Company in Cincinnati, Ohio.

On October 1, 2005, the Company completed its acquisition of The Gillette Company ("Gillette"), at which time Gillette became a subsidiary of the Company. The Company considers the transaction material to the results of its operations, financial position, and cash flows from the date of the acquisition through March 31, 2006, and believes that the internal controls and procedures of Gillette have a material effect on the Company's internal control over financial reporting. See Note 4 to our Consolidated Financial Statements included in Item 1 for discussion of the acquisition and related financial data.

The Company is now in the process of integrating the Gillette operations. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Gillette. The Company will report on its assessment of its combined operations within the time period provided by the Act and the applicable Securities Exchange Commission rules and regulations concerning business combinations. Except for the Gillette acquisition, Messrs. Lafley and Daley have concluded that there has been no change in the Company's internal control over financial reporting for the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                           ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                          Approximate dollar
                                                                                  Total Number of         value of shares that
                                                                                Shares Purchased as       may yet be purchased
                             Total Number of         Average Price Paid          Part of Publicly           under our share
       Period               Shares Purchased (1)          per Share (2)         Announced Plans or        repurchase program
                                                                                    Programs (3)(4)        ($ in Billions)(4)
   -------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
    1/1/06-1/31/06             19,607,436                  $58.36                  19,526,456                     6.8
----------------------------------------------------------------------------------------------------------------------------------
    2/1/06-2/28/06              6,857,743                  $59.86                   6,797,950                     6.4
----------------------------------------------------------------------------------------------------------------------------------
    3/1/06-3/31/06                  3,330                  $61.80                       0                         6.4
----------------------------------------------------------------------------------------------------------------------------------

(1) This category includes 144,103 shares acquired by the Company under various compensation and benefit plans, including The Procter & Gamble 2001 Stock and Incentive Compensation Plan and The Gillette Company 1971 Stock Option Plan. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On January 28, 2005, the Company announced a share buyback plan in connection with its acquisition of The Gillette Company. Pursuant to the plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $18 to $22 billion of shares of Company common stock to be financed by issuing a combination of long-term and short-term debt. We have since narrowed the anticipated total repurchase pursuant to this authority to about $20 billion of Company common stock. The share repurchases under this program are expected to be completed by mid-calendar year 2006.
(4) The Company entered into a forward purchase agreement during the quarter to repurchase an additional 36,838,164 shares, at an average price of $59.45 per share that settled in April 2006 and has therefore not been reflected in the table above.

Item 6.  Exhibits

        Exhibits

(3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30,
        2005).

(3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2005).

(10-1) The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on February 14, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001.*

(10-2) Related correspondence and terms and conditions to The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on February 14,
        2006) which was adopted by shareholders at the annual meeting on October 9, 2001.*

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


THE PROCTER & GAMBLE COMPANY


/S/VALARIE L. SHEPPARD
------------------------------------
(Valarie L. Sheppard)
Vice President and Comptroller

May 4, 2006
------------------------------------
Date

                                  EXHIBIT INDEX
Exhibit No.

(3-1) Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30,
        2005).

(3-2) Regulations (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2005).

(10-1) The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on February 14, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001.

(10-2) Related correspondence and terms and conditions to The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on February 14,
        2006) which was adopted by shareholders at the annual meeting on October 9, 2001.

(11)    Computation of Earnings per Share.

(12)    Computation of Ratio of Earnings to Fixed Charges.

(31)    Rule 13a-14(a)/15d-14(a) Certifications.

(32)    Section 1350 Certifications.