Form 10-K
period 2006-06-30
PROCTER & GAMBLE CO
filed 2006-08-29
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY
One Procter & Gamble Plaza, Cincinnati, Ohio 45202
Telephone (513) 983-1100
IRS Employer Identification No. 31-0411980
State of Incorporation: Ohio

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, without Par Value	New York, Paris
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to $190 billion on December 31, 2005.
There were 3,175,086,100 shares of Common Stock outstanding as of July 31, 2006.
Documents Incorporated By Reference
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2006 are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PART I
Item 1. Business.
     Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis, which appears on pages 25-40; Note 1, Summary of Significant Accounting Policies, which appears on pages 46-49; Note 2, Acquisitions, which appears on pages 49-50; and Note 12, Segment Information, which appears on pages 61-62 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006. Unless the context indicates otherwise, the terms the “Company,” “P&G,” “we,” “our” or “us” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.
     The Procter & Gamble Company is focused on providing branded consumer goods products of superior quality and value to improve the lives of the world’s consumers. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, we market our products in more than 180 countries.
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
Financial Information About Segments
     In April 2006, we announced a number of changes to certain key leadership positions, which resulted in changes to our organization structure and segment reporting. These changes dissolved our Family Health Global Business Unit (GBU) by re-aligning the component businesses within our remaining GBU’s. Specifically, Pet Health and Nutrition, which used to be part of our Health Care reportable segment, became part of our Snacks and Coffee reportable segment. The balance of our Health Care reportable segment was combined with the P&G Beauty GBU but will continue to be reported as a separate reportable segment. In addition, our commercial products organization, which primarily sells cleaning products directly to commercial end users, was moved from Snacks and Coffee to the Fabric Care and Home Care reportable segment. Finally, the adult incontinence business was aligned with Feminine Care and as a consequence was removed from Baby Care and Family Care and moved to P&G Beauty. The balance of the Baby Care and Family Care reportable segment was moved from the Family Health GBU to the Household Care GBU but will continue to be reported as a separate reportable segment.
     In conjunction with these changes, the P&G Beauty GBU was renamed “Beauty and Health,” the Snacks and Coffee reporting segment was renamed “Pet Health, Snacks and Coffee,” P&G Household Care was renamed “Household Care” and the Family Health GBU was eliminated. All financial statements contained in this Form 10-K, including historical financial data, reflect the new segment reporting structure.
     The Company is organized into three Global Business Units: Beauty and Health; Household Care; and Gillette GBU. We have seven reportable segments under U.S. GAAP: Beauty; Health Care; Fabric Care and Home Care; Pet Health, Snacks and Coffee; Baby Care and Family Care; Blades and Razors; and Duracell and Braun. Many of the factors necessary for an understanding of these businesses are similar. Operating margins of the individual businesses vary slightly due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets of each business and products. None of our businesses are highly seasonal except Duracell and Braun. The Duracell and Braun segment has a disproportionately high level of sales in the December quarter due to the December holiday season. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.
     Additional information about our businesses can be found in Management’s Discussion and Analysis, pages 25-27, and Note 12, Segment Information, which appears on pages 61-62 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006.
Narrative Description of Business
     Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in over 180 countries around the world primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We have also expanded our presence in “high-frequency stores,” the neighborhood stores which serve many consumers in developing markets. We work collaboratively with our customers to improve the in-store presence of our products and win the “first moment of truth” — when a consumer is shopping in the store. We must also win the “second moment of truth” — when a consumer uses the product, evaluates how well it met his or her expectations and whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
     Key Product Categories. In 2006, one product category accounted for 10% or more of consolidated net sales. The laundry category constituted approximately 16% of net sales for fiscal year 2006, compared to 17% of net sales for fiscal year 2005 and 18% in 2004. In fiscal years 2005 and 2004, we had three product categories, including the laundry category described above, that accounted for 10% or more of consolidated net sales. The diaper category represented approximately 11% of net sales in both 2005 and 2004. The retail hair care category accounted for approximately 10% of net sales in fiscal years 2005 and 2004. Fiscal year 2006 net sales percentages for the above categories decreased due to the addition of The Gillette Company on October 1, 2005.

     Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 15% of our total revenue in 2006, 16% in 2005 and 17% in 2004. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 31% of total unit volume in 2006, compared to 32% in 2005 and 33% in 2004. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
     Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from others, some of whom are single-source suppliers. We produce raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel and natural gas are important commodities used in our plants and in the trucks used to deliver our products to customers. The prices we pay for materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass on the change to our customers, depending on the magnitude and expected duration of the change. In 2006, we increased prices in many categories, including fabric care, home care, baby care, family care, pet health and coffee to recover increases in commodity costs. The Company purchases a substantial variety of raw and packaging materials, no one of which is material to our business taken as a whole.
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
     Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. We market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors.
     Research and Development Expenditures. Research and development expenditures enable P&G to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of its consumers. Total research and development expenses were $2,075 million in 2006, $1,940 million in 2005 and $1,802 million in 2004.
     Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2007.
     Employees. The Company has approximately 138,000 employees. The increase of approximately 28,000 employees versus the prior year is primarily related to the addition of The

Gillette Company. During the fiscal year, approximately 2,800 employee positions were eliminated from the Company as a result of the Gillette acquisition.
Financial Information About Foreign and Domestic Operations
     Net sales in the United States account for approximately 43% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2006	2005	2004

North America	47%	48%	50%
Western Europe	23%	24%	24%
Northeast Asia	4%	5%	5%
Developing Markets	26%	23%	21%
     Developing markets include Latin America, Central & Eastern Europe/Middle East and Africa, Greater China, and ASEAN/Australasia/India.
     Net sales and assets in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2006	2005	2004	2006	2005	2004
United States	$29,462	$25,342	$23,688	$75,444	$25,399	$23,687
International	38,760	31,399	27,719	60,251	36,128	33,361
Development of the Business
     The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets over the past three years.
     Gillette Acquisition. On October 1, 2005, we completed the acquisition of The Gillette Company. Pursuant to the acquisition agreement, which provided for the exchange of 0.975 shares of The Procter & Gamble Company common stock, on a tax-free basis, for each share of The Gillette Company, we issued 962 million shares of The Procter & Gamble Company common stock. The value of these shares was determined using the average of Company stock prices beginning two days before and ending two days after January 28, 2005, the date the acquisition was announced. We also issued 79 million stock options in exchange for The Gillette Company’s outstanding stock options. Under the purchase method of accounting, the total consideration was approximately $53.43 billion including common stock, the fair value of vested stock options and acquisition costs.
     The acquisition of The Gillette Company provides us with global market leadership in male grooming, selected female grooming products, alkaline batteries and in manual and power toothbrushes. Total sales for The Gillette Company during its most recent year ended December 31, 2004 were $10.5 billion.

     In order to obtain regulatory approval of the transaction, we were required to divest certain overlapping businesses. We completed the divestiture of the Spinbrush toothbrush business, Rembrandt (a Gillette oral care product line) and Right Guard and other Gillette deodorant brands during the fiscal year ended June 30, 2006.
     Juice Divestiture. In August 2004 the Company completed the divestiture of its Juice business.
     Wella Acquisition. In September 2003, the Company acquired a controlling interest in Wella. Through a stock purchase agreement with the majority shareholders of Wella and a tender offer made on the remaining shares, we acquired approximately 81% of the outstanding Wella shares (99% of the voting class shares and 45% of the preference shares). In June 2004, the Company and Wella entered into a Domination and Profit Transfer Agreement (the Domination Agreement). Under the Domination Agreement, we are entitled to exercise full operating control and receive 100% of the future earnings of Wella. As consideration for the Domination Agreement, we will pay the remaining shareholders of Wella a guaranteed annual dividend payment. Alternatively, the remaining Wella shareholders may elect to tender their shares to the Company for an agreed price. The fair value of the total guaranteed annual dividend payments was $1.11 billion, which is the approximate cost if all remaining shares were tendered. During the year ended June 30, 2006, a portion of the remaining shares were tendered, resulting in a $944 million reduction in our liability under the Domination Agreement.
     The total purchase price for Wella, including acquisition costs, was $6.27 billion based on exchange rates at the acquisition dates. The acquisition was financed by a mixture of available cash balances, debt and the liability recorded under the Domination Agreement.
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
Item 1A. Risk Factors.
     We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-K, the Annual Report to shareholders, quarterly reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become out of date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events, or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.
     The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis (MD&A) and the consolidated financial statements and related notes incorporated by reference into this report. The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These factors could cause our future results to differ from those in the forward-looking statements and from historical trends.
A material change in the demand for our products could have a significant impact on our business.
     We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. This is dependent on a number of factors including our ability to manage and maintain key customer relationships and our ability to develop effective sales, advertising and marketing programs in an increasingly fragmented media environment. In addition, our continued success is dependent on leading-edge innovation, with respect to both products and operations. This means we must be able to obtain patents that lead to the development of products that appeal to our consumers across the world.
The ability to achieve our business objectives is dependent on how well we can respond to our local and global competitors.
     Across all of our categories, we compete against a wide variety of global and local competitors. As a result, there are ongoing competitive product and pricing pressures in the environments in which we operate, as well as challenges in maintaining profit margins. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms, as well as technological advances and patents granted to competition.
Our ability to successfully integrate key acquisitions, primarily Gillette, could impact our business results.
     Since our goals include a growth component tied to acquisitions, we must be able to successfully manage and integrate key acquisitions, such as the acquisition of The Gillette Company. Specifically, we must be able to integrate acquisitions without any significant disruption to our ability to manage and execute business plans on our base businesses. In addition, our financial results could be adversely impacted if we are not able to deliver the expected cost and growth synergies associated with our acquisitions.
Our businesses face cost pressures which could affect our business results.
     Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Our costs in 2006 were impacted by higher commodity costs and this trend is likely to continue in 2007. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects (including outsourcing projects), sourcing decisions and certain hedging transactions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements.
We face risks associated with significant international operations.
     We conduct business across the globe with a significant portion of our sales outside the United States. Economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend in part on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption due to terrorist and other hostile activities.
Our business is subject to regulation in the U.S. and abroad.
     Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and intellectual property matters as well as those related to the integration of Gillette and its subsidiaries) and to resolve pending matters within current estimates may impact our results.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     In the United States, we own and operate 39 manufacturing facilities located in 23 different states. In addition, we own and operate 107 manufacturing facilities in 42 other countries. Many of the domestic and international facilities produce products for multiple businesses. Beauty products are manufactured at 52 of these locations; Health Care products are manufactured at 22 of these locations; Fabric Care and Home Care products at 43; Baby Care and Family Care products at 32; Pet Health, Snacks and Coffee products at 15; Blades and Razors at 8; and Duracell and Braun products at 13. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.
Item 3. Legal Proceedings.
     We are subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, and taxes. Based on currently available information, no such legal proceeding or claim is expected to materially impact our financial condition, cash flows or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.

Executive Officers of the Registrant
The names, ages and positions held by the executive officers of the Company on August 29, 2006 are:

			Elected to
Name	Position	Age	Officer Position
Alan G. Lafley	Chairman of the Board, President and Chief Executive Director since June 8, 2000	59	1992

Bruce L. Byrnes	Vice Chairman of the Board - Household Care Director since April 8, 2002	58	1991

James M. Kilts	Vice Chairman of the Board — Gillette Director since October 11, 2005	58	2005

Susan E. Arnold	Vice Chairman — Beauty & Health	52	2004

Robert A. McDonald	Vice Chairman — Global Operations	53	1999

Mark M. Leckie	Group President — Gillette GBU	53	2006

Richard L. Antoine	Global Human Resources Officer	60	1998

G. Gilbert Cloyd	Chief Technology Officer	60	2000

Clayton C. Daley, Jr.	Chief Financial Officer	54	1998

R. Keith Harrison, Jr.	Global Product Supply Officer	58	2001

James J. Johnson	Chief Legal Officer and Secretary	59	1991

Mariano Martin	Global Customer Business Development Officer	53	2003

Charlotte R. Otto	Global External Relations Officer	53	1996

Filippo Passerini	Chief Information Officer and Global Services Officer	49	2003

Valarie L. Sheppard	Vice President and Comptroller	42	2005

James R. Stengel	Global Marketing Officer	51	2001
All of the Executive Officers named above, excluding Messrs. Kilts and Leckie, have been employed by the Company for more than five years. During the previous five years, Mr. Kilts was the Chairman of the Board (January 2001-October 2005), Chief Executive Officer (February 2001-October 2005) and President (November 2003-October 2005) of The Gillette Company.

During the previous five years, Mr. Leckie was employed by The Gillette Company as President — Global Business Management, Duracell (April 2001-April 2004), President — Global Business Management, Duracell and Braun (April 2004-October 2005) and President — Global Duracell and Braun (October 2005-July 2006).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet be
			Part of Publicly	Purchased Under Our
	Total Number of	Average Price	Announced	Share Repurchase
	Shares	Paid per	Plans or	Program
Period	Purchased(1)	Share(2)	Programs (3)(4)	($ in Billions)

4/1/06-4/30/06	58,539,546	$58.44	58,539,546	3

5/1/06-5/31/06	39,557,578	$56.17	39,557,578	0.8

6/1/06-6/30/06	10,780,118	$54.52	10,743,308	0.2 (5)

(1)	This category includes 36,810 shares acquired by the Company under various compensation and benefit plans. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On July 21, 2006, the Company completed its share buyback plan previously announced in connection with the Gillette acquisition. Total shares repurchased under the plan amounted to $20.1 billion which was consistent with our stated estimate of about $20 billion. Following completion of this plan, the Company expects that any further repurchase of shares will be made on a discretionary basis as part of the Company’s overall cash management strategy, which also includes capital expenditures, dividends, debt service, and strategic acquisitions.

(4)	The Company entered into a forward purchase agreement to repurchase an additional 36,838,164 shares, at an average price of $59.45 per share during the quarter ending March 31, 2006, that settled in April 2006 and is reflected in the table above.

(5)	The fiscal year ending balance was purchased in July 2006.
     Additional information required by this item is incorporated by reference to Shareholder Information, which appears on page 66 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006, and Part III, Item 12 of this Form 10-K.
Item 6. Selected Financial Data.
     The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 46-49; Note 12, Segment Information, which appears on pages 61-62; and Financial Summary, which appears on page 67 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information required by this item is incorporated by reference to Management’s Discussion and Analysis, which appears on pages 25-40; Note 1, Summary of Significant Accounting Policies, which appears on pages 46-49; Note 2, Acquisitions, which appears on pages 49-50; Note 11, Commitments and Contingencies, which appears on pages 60-61; and

Note 12, Segment Information, which appears on pages 61-62 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006.
     The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2006 and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.
     These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, customer and consumer trends, technological innovation, currency movements, governmental action and the development of certain markets available at the time the statements are made. There are a number of key factors that could cause our actual results to materially differ from the forward-looking statements made herein and in other contexts. Please see Item 1A “Risk Factors” of this Form 10-K for a discussion of these important factors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information required by this item is incorporated by reference to the section entitled Other Information, which appears on pages 39-40, and Note 6, Risk Management Activities, which appears on pages 52-53 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006.
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data are incorporated by reference to pages 41-68 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     The Company’s Chairman of the Board, President and Chief Executive, A. G. Lafley, and the Company’s Chief Financial Officer, Clayton C. Daley, Jr., performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.
     Messrs. Lafley and Daley have concluded that the Company’s disclosure controls and procedures are functioning effectively.
Management’s Report on Internal Control over Financial Reporting.
     Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to page 23 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006. This report includes the businesses acquired through the acquisition of The Gillette Company in October 2005.

Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     James M. Kilts, Vice Chairman of the Board — Gillette, has announced his intention to retire as an Officer and Director of the Company effective October 1, 2006.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Board of Directors has determined that Mr. John F. Smith, Jr., Chairman of the Audit Committee, and Mr. Charles R. Lee, Audit Committee member, are both independent and are audit committee financial experts, as defined by SEC guidelines.
     The information required by this item is incorporated by reference to pages 4-9, up to but not including the section entitled Board and Committee Meeting Attendance; to the section entitled Code of Ethics, which appears on page 10; and to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, which appears on pages 32-33 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2006, pursuant to Regulation 14A which involved the election of directors. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
     The information required by this item is incorporated by reference to pages 9-29 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2006, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Board and Committee Meeting Attendance.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2006. The table includes the following plans: The 1968 Procter & Gamble Plan for the Use of Shares in Payment of Remuneration; The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan; The Gillette Company 1971 Stock Option Plan and The Gillette Company 2004 Long-Term Incentive Plan.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	348,490,236	$43.85	117,913,936

Equity compensation plans not approved by security holders (2)	17,055,054	$41.88	5,117,192

Total	365,545,290	$43.76	123,031,128

(1)	Includes The 1968 Procter & Gamble Plan for the Use of Shares in Payment of Remuneration; The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; and The Procter & Gamble 2003 Non-Employee

Directors’ Stock Plan; The Gillette Company 1971 Stock Option Plan and The Gillette Company 2004 Long-Term Incentive Plan.

(2)	Includes The Procter & Gamble 1992 Stock Plan (Belgian Version) and The Procter & Gamble Future Shares Plan.
The Procter & Gamble 1992 Stock Plan (Belgian Version)
     No further grants can be made under the plan, although unexercised stock options previously granted under this plan remain outstanding. This plan was approved by the Company’s Board of Directors on February 14, 1997. Although the plan has not been submitted to shareholders for approval, it is nearly identical to The Procter & Gamble 1992 Stock Plan, approved by the Company’s shareholders on October 13, 1992, except for a few minor changes designed to comply with the Belgian tax laws.
     The plan was designed to attract, retain and motivate key Belgian employees. Under the plan, eligible participants were: (i) granted or offered the right to purchase stock options, (ii) granted stock appreciation rights and/or (iii) granted shares of the Company’s common stock. Except in the case of death of the recipient, all stock options and stock appreciation rights must vest in no less than one year from the date of grant and must expire no later than fifteen years from the date of grant. The exercise price for all stock options granted under the plan is the average price of the Company’s stock on the date of grant. If a recipient of a grant leaves the Company while holding an unexercised option or right, any unexercisable portions immediately become void, except in the case of death, and any exercisable portions become void within one month of departure, except in the case of death or retirement. Any common stock awarded under the plan may be subject to restrictions on sale or transfer while the recipient is employed, as the committee administering the plan may determine.
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
     At the time of the first grant following Board approval of the plan, each employee of the Company not eligible for an award under the 1992 Stock Plan was granted options for 100 shares. From the date of this first grant through June 30, 2003, each new employee of the Company has also received options for 100 shares. Following the grant of options on June 30,

2003, the Company suspended this part of the plan and intends to make no further grants under this part of the plan.
     In addition to the grants above, annual grants of options for 100 shares are granted to approximately 3,000 employees who are not eligible for participation in the 2001 Stock and Incentive Compensation Plan in recognition of outstanding performance. The Company’s key managers are not eligible for such grants.
     Additional information required by this item is incorporated by reference to pages 30-32, up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, of the Proxy Statement filed since the close of the fiscal year ended June 30, 2006, pursuant to Regulation 14A which involved the election of directors, including footnotes referenced therein.
Item 13. Certain Relationships and Related Transactions.
     The information required by this item is incorporated by reference to the section entitled Transactions with Executive Officers, Directors and Others, which appears on page 34 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2006, pursuant to Regulation 14A which involved the election of directors.
Item 14. Principal Accounting Fees and Services.
     The information required by this item is incorporated by reference to pages 34-36 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2006, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Report of the Audit Committee up to but not including the section entitled Proposal to Ratify Appointment of the Independent Registered Public Accounting Firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial Statements:

The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management’s report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Statements of Earnings — for years ended June 30, 2006, 2005 and 2004

•	Consolidated Balance Sheets — as of June 30, 2006 and 2005

•	Consolidated Statements of Shareholders’ Equity — for years ended June 30, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows — for years ended June 30, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.
Exhibits:

Exhibit	(3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

	(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

Exhibit	(4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit	(10-1)	—
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on February 14, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2006), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2006).*

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
Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).*

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

(10-10)	—	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-11)	—
Summary of the Company’s Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-11) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).*

(10-12)	—
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-12) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).*

(10-13)	—
$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup (Incorporated by reference to Exhibit (10-13) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

(10-14)	—	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-15)	—	The Gillette Company 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-16)	—
Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

(10-17)	—
Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).*

	(10-18)	—
Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

	(10-19)	—	The Gillette Company Executive Life Insurance Program.

	(10-20)	—
The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit 10(o) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922)*

	(10-21)	—
The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

	(10-22)	—	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-22) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

	(10-23)	—
The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

	(10-24)	—	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie.*

Exhibit	(11)	—	Computation of earnings per share.

Exhibit	(12)	—	Computation of ratio of earnings to fixed charges.

Exhibit	(13)	—	Annual Report to Shareholders (pages 1-68).

Exhibit	(21)	—	Subsidiaries of the registrant.

Exhibit	(23)	—	Consent of Independent Registered Public Accounting Firm.

Exhibit	(31)	—	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit	(32)	—	Section 1350 Certifications.

Exhibit	(99-1)	—	Summary of Directors and Officers Insurance Program.

*	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY
By:	A.G. LAFLEY
(A.G. Lafley)
Chairman of the Board, President and Chief Executive
August 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

A.G. LAFLEY (A.G. Lafley)	Chairman of the Board, President and Chief Executive (Principal Executive Officer)	August 29, 2006

CLAYTON C. DALEY, JR. (Clayton C. Daley, Jr.)	Chief Financial Officer (Principal Financial Officer)	August 29, 2006

VALARIE L. SHEPPARD (Valarie L. Sheppard)	Vice President and Comptroller (Principal Accounting Officer)	August 29, 2006

NORMAN R. AUGUSTINE (Norman R. Augustine)	Director	August 29, 2006

BRUCE L. BYRNES (Bruce L. Byrnes)	Director	August 29, 2006

SCOTT D. COOK (Scott D. Cook)	Director	August 29, 2006

JOSEPH T. GORMAN (Joseph T. Gorman)	Director	August 29, 2006

Signature	Title	Date

JAMES M. KILTS (James M. Kilts)	Director	August 29, 2006

CHARLES R. LEE (Charles R. Lee)	Director	August 29, 2006

LYNN M. MARTIN (Lynn M. Martin)	Director	August 29, 2006

W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 29, 2006

JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 29, 2006

JOHN F. SMITH, JR. (John F. Smith, Jr.)	Director	August 29, 2006

RALPH SNYDERMAN, M.D. (Ralph Snyderman, M.D.)	Director	August 29, 2006

MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 29, 2006

ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 29, 2006

EXHIBIT INDEX

Exhibit	(3-1)	—	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

	(3-2)	—	Regulations (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

Exhibit	(4)	—	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit	(10-1)	—
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on February 14, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2006), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2006).

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
Additional Remuneration Plan (as amended July 11, 2000) which was adopted by the Board of Directors on April 12, 1949, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

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
The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the shareholders at the annual meeting on October 14, 2003 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2005), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-9) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

(10-10)	—	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-11)	—
Summary of the Company’s Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-11) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

(10-12)	—
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-12) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

(10-13)	—	$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup (Incorporated by reference to Exhibit (10-13) of the

Company’s Annual Report on Form 10-K for the year ended June 30, 2005).

(10-14)	—	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-15)	—	The Gillette Company 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-16)	—
Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-17)	—
Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).

(10-18)	—
Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-19)	—	The Gillette Company Executive Life Insurance Program.

(10-20)	—
The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit 10(o) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-21)	—
The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit 10(p) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

	(10-22)	—	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-22) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

	(10-23)	—
The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit 10(t) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

	(10-24)	—	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie.

Exhibit	(11)	—	Computation of earnings per share.

Exhibit	(12)	—	Computation of ratio of earnings to fixed charges.

Exhibit	(13)	—	Annual Report to Shareholders (pages 1-68).

Exhibit	(21)	—	Subsidiaries of the registrant.

Exhibit	(23)	—	Consent of Independent Registered Public Accounting Firm.

Exhibit	(31)	—	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit	(32)	—	Section 1350 Certifications.

Exhibit	(99-1)	—	Summary of Directors and Officers Insurance Program.