Form 10-Q
period 2006-09-30
PROCTER & GAMBLE CO
filed 2006-11-01
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 3,168,754,493 shares of Common Stock outstanding as of September 30, 2006.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months ended September 30, 2006 and 2005, the Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of oprations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts
	Three Months Ended
Amounts in millions	September 30
	2006	2005

NET SALES	$18,785	$14,793
Cost of products sold	8,865	7,159
Selling, general and
administrative expense	5,866	4,577

OPERATING INCOME	4,054	3,057
Interest expense	358	219
Other non-operating income, net	180	74

EARNINGS BEFORE INCOME TAXES	3,876	2,912
Income taxes	1,178	883

NET EARNINGS	$2,698	$2,029

PER COMMON SHARE:
Basic net earnings	$0.84	$0.82
Diluted net earnings	$0.79	$0.77
Dividends	$0.31	$0.28

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	3,413.3	2,649.7

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in Millions
			September 30	June 30
ASSETS			2006	2006
CURRENT ASSETS
Cash and cash equivalents			$6,718	$6,693
Investment securities			1,040	1,133
Accounts receivable			6,640	5,725
Inventories
Materials and supplies			1,603	1,537
Work in process			477	623
Finished goods			4,710	4,131
Total inventories			6,790	6,291
Deferred income taxes			1,565	1,611
Prepaid expenses and other current assets			2,752	2,876

TOTAL CURRENT ASSETS			25,506	24,329

PROPERTY, PLANT AND EQUIPMENT
Buildings			5,976	5,871
Machinery and equipment			25,652	25,140
Land			846	870
			32,474	31,881
Accumulated depreciation			(13,736)	(13,111)

NET PROPERTY, PLANT AND EQUIPMENT			18,738	18,770

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			55,708	55,306
Trademarks and other intangible assets, net			33,583	33,721

NET GOODWILL AND OTHER INTANGIBLE ASSETS			89,291	89,027

OTHER NON-CURRENT ASSETS			3,514	3,569

TOTAL ASSETS			$137,049	$135,695

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable			$4,507	$4,910
Accrued and other liabilities			9,943	9,587
Taxes payable			4,154	3,360
Debt due within one year			1,986	2,128

TOTAL CURRENT LIABILITIES			20,590	19,985

LONG-TERM DEBT			35,727	35,976

DEFERRED INCOME TAXES			12,429	12,354

OTHER NON-CURRENT LIABILITIES			4,490	4,472

TOTAL LIABILITIES			73,236	72,787

SHAREHOLDERS' EQUITY
Preferred stock			1,440	1,451
Common stock - shares issued -	Sept 30	3,981.4	3,981
	June 30	3,975.8		3,976
Additional paid-in capital			58,285	57,856
Reserve for ESOP debt retirement			(1,295)	(1,288)
Accumulated other comprehensive income			(553)	(518)
Treasury stock			(35,329)	(34,235)
Retained earnings			37,284	35,666

TOTAL SHAREHOLDERS' EQUITY			63,813	62,908

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY			$137,049	$135,695

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
Amounts in millions	September 30
	2006	2005

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,693	$6,389

OPERATING ACTIVITIES
Net earnings	2,698	2,029
Depreciation and amortization	784	448
Share-based compensation expense	158	95
Deferred income taxes	156	284
Changes in:
Accounts receivable	(909)	(539)
Inventories	(506)	(149)
Accounts payable, accrued and other liabilities	474	(243)
Other operating assets and liabilities	102	175
Other	(4)	71

TOTAL OPERATING ACTIVITIES	2,953	2,171

INVESTING ACTIVITIES
Capital expenditures	(570)	(401)
Proceeds from asset sales	101	26
Acquisitions	(72)	(1,178)
Change in investment securities	93	(17)

TOTAL INVESTING ACTIVITIES	(448)	(1,570)

FINANCING ACTIVITIES
Dividends to shareholders	(1,023)	(727)
Change in short-term debt	(6)	(1,230)
Additions to long-term debt	7	8,612
Reductions of long-term debt	(551)	(1,858)
Impact of stock options and other	418	142
Treasury purchases	(1,355)	(5,555)

TOTAL FINANCING ACTIVITIES	(2,510)	(616)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	30	(64)

CHANGE IN CASH AND CASH EQUIVALENTS	25	(79)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,718	$6,310

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of annual results.

2.
Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on securities. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $2,663 million and $2,110 million, respectively.

3.
Segment Information - Following is a summary of segment results. As noted in Note 4, the Company acquired The Gillette Company on October 1, 2005. Accordingly, results of the acquired Gillette businesses are only included in segment results for the three months ended September 30, 2006.

SEGMENT INFORMATION

Amounts in millions
		Three Months Ended September 30
		Net Sales	Earnings Before Income Taxes	Net Earnings

Beauty	2006	$5,603	$1,197	$872
	2005	5,042	1,081	783

Health Care	2006	2,227	560	385
	2005	1,686	460	312
Beauty and Health	2006	7,830	1,757	1,257
	2005	6,728	1,541	1,095

Fabric Care & Home Care	2006	4,752	1,107	754
	2005	4,350	993	662

Baby Care and Family Care	2006	3,099	600	383
	2005	2,946	507	320

Pet Health, Snacks and Coffee	2006	1,063	144	87
	2005	968	119	76
Household Care	2006	8,914	1,851	1,224
	2005	8,264	1,619	1,058

Blades & Razors	2006	1,299	450	337
	2005	-	-	-

Duracell & Braun	2006	976	151	95
	2005	-	-	-
Gillette Business Unit	2006	2,275	601	432
	2005	-	-	-

Corporate	2006	(234)	(333)	(215)
	2005	(199)	(248)	(124)
Total	2006	$18,785	$3,876	$2,698
	2005	14,793	2,912	2,029

4.
We completed our acquisition of The Gillette Company on October 1, 2005. Accordingly, the operating results of the Gillette businesses are reported in our financial statements beginning October 1, 2005. The following table provides pro forma results of operations for the three months ended September 30, 2005, as if Gillette had been acquired as of the beginning of the fiscal year presented. The pro forma results include certain purchase accounting adjustments such as the changes in depreciation and amortization expense on acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Gillette. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated or that may result in the future.

Three
Months
Ended
Sept 30
Amounts in millions	2005
Net Sales	$17,576
Net Earnings	2,211
Diluted Net Earnings per Common Share	$0.61

During the current period, we completed the allocation of the purchase price to the individual assets acquired and liabilities assumed. To assist management in the allocation, we engaged valuation specialists to prepare independent appraisals. The following table presents the completed allocation of purchase price related to the Gillette business as of the date of the acquisition.

Amounts in millions
Current assets	$5,681
Property, plant and equipment	3,655
Goodwill	35,298
Intangible assets	29,707
Other noncurrent assets	382
Total assets acquired	74,723

Current liabilities	5,346
Noncurrent liabilities	15,951
Total liabilities assumed	21,297
Net assets acquired	53,426

The Gillette acquisition resulted in $35.30 billion in goodwill, allocated primarily to the segments comprising the Gillette businesses (Blades and Razors; Duracell and Braun; Health Care and Beauty).  A portion of the goodwill has also been allocated to the other segments on the basis that certain cost synergies will benefit these businesses.

The purchase price allocation to the identifiable intangible assets included in these financial statements is as follows:

Dollar amounts in millions		Weighted average life
Intangible Assets with Determinable Lives
Brands	$1,627	20
Patents and technology	2,716	17
Customer relationships	1,436	27

Brands with Indefinite Lives	23,928	Indefinite
Total intangible assets	$29,707

The majority of the intangible asset valuation relates to brands. Our assessment as to brands that have an indefinite life and those that have a definite life was based on a number of factors, including the competitive environment, market share, brand history, product life cycles, operating plan and macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brands include Gillette, Venus, Duracell, Oral-B and Braun. The definite-lived brands include certain brand sub-names, such as MACH 3 and Sensor in the Gillette Blades and Razors business, and other regional or local brands. The definite-lived brands have asset lives ranging from 10 to 40 years. The patents and technology intangibles are concentrated in the Blades and Razors and Oral Care businesses and have asset lives ranging from 5 to 20 years. The estimated customer relationship intangible asset useful lives ranging from 20 to 30 years reflect the very low historical and projected customer attrition rates among Gillette’s major retailer and distributor customers.

During the current period, we also completed our analysis of integration plans, pursuant to which the Company will incur costs primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff and go-to-market support, as well as redundant manufacturing capacity. We recognized as an assumed liability for Gillette exit costs of $1.23 billion, including $854 million in separations related to approximately 5,500 people, $55 million in employee relocation costs and $320 million in other exit costs. We expect such activities to be substantially complete by June 30, 2008.

5.	Goodwill and Other Intangible Assets - Goodwill as of September 30, 2006 is allocated by reportable segment and global business unit as follows (amounts in millions):

Three Months Ended September 30, 2006
Beauty, beginning of year	$17,870
Acquisitions and divestiture	58
Translation and other	5
Goodwill, September 30, 2006	17,933

Health Care, beginning of year	6,090
Acquisitions and divestiture	(1)
Translation and other	6
Goodwill, September 30, 2006	6,095

Total Beauty & Health Care, beginning of year	23,960
Acquisitions and divestiture	57
Translation and other	11
Goodwill, September 30, 2006	24,028

Baby Care and Family Care, beginning of year	1,563
Acquisitions and divestiture	7
Translation and other	8
Goodwill, September 30, 2006	1,578

Fabric Care and Home Care, beginning of year	1,850
Acquisitions and divestiture	12
Translation and other	6
Goodwill, September 30, 2006	1,868

Pet Health, Snacks and Coffee, beginning of year	2,396
Acquisitions and divestiture	5
Translation and other	-
Goodwill, September 30, 2006	2,401

Total Household Care, beginning of year	5,809
Acquisitions and divestiture	24
Translation and other	14
Goodwill, September 30, 2006	5,847

Blades and Razors, beginning of year	21,539
Acquisitions and divestiture	200
Translation and other	24
Goodwill, September 30, 2006	21,763

Duracell and Braun, beginning of year	3,998
Acquisitions and divestiture	68
Translation and other	4
Goodwill, September 30, 2006	4,070

Total Gillette Business Unit, beginning of year	25,537
Acquisitions and divestiture	268
Translation and other	28
Goodwill, September 30, 2006	25,833

Goodwill, Net, beginning of year	55,306
Acquisitions and divestiture	349
Translation and other	53
Goodwill, September 30, 2006	$55,708

The increase in goodwill from June 30, 2006 is primarily due to the finalization of the allocation of the purchase price relating to the acquisition of The Gillette Company.

Identifiable intangible assets as of September 30, 2006 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,322	$1,432
Intangible assets with indefinite lives	26,693	-
Total identifiable intangible assets	$35,015	$1,432

Amortizable intangible assets consist principally of brands, patents, technology, and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended September 30, 2006 and 2005 was $163 million and $49 million, respectively.
6.
Pursuant to SFAS 123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Total share-based compensation for the three months ended September 30, 2006 and 2005 are summarized in the following table (amounts in millions):

	Three Months Ended September 30
	2006	2005
Share-Based Compensation
Stock Options	$130	$73
Other Share-Based Awards	28	22
Total Share-Based Compensation	$158	$95

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

7.
Postretirement Benefits - The Company offers various postretirement benefits to its employees. Additional information about these benefits can be found in Note 9, Postretirement Benefits and Employee Stock Ownership Plan, which appears on pages 55-59 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006, which can be found by reference to Exhibit 13 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The components of net periodic benefit cost are as follows:

Amounts in millions
	Pension Benefits		Other Retiree Benefits
	Three Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005

Service Cost	$66	$47	$20	$24
Interest Cost	118	61	51	39
Expected Return on Plan Assets	(110)	(47)	(102)	(90)
Amortization of Prior Service Cost and Prior Transition Amount	3	2	(5)	(5)
Recognized Net Actuarial Loss	11	19	1	1

Gross Benefit Cost	88	82	(35)	(31)

Dividends on ESOP Preferred Stock	-	-	(21)	(19)

Net Periodic Benefit Cost (Credit)	$88	$82	$(56)	$(50)

For the year ending June 30, 2007, the expected return on plan assets is 7.2% and 9.3% for defined benefit and other retiree benefit plans, respectively.

8.
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the accounting and disclosure of uncertain tax positions. We will adopt FIN 48 on July 1, 2007. We are evaluating the impact, if any, that FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which established a framework for measuring fair value and will be effective beginning July 1, 2008. We are evaluating the impact, if any, that SFAS 157 will have on our financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets and to recognize changes in that funded status, in the year in which changes occur, through other comprehensive income in shareholders’ equity As of June 30, 2006, our unrecognized defined benefit pension and other postretirement plan liabilities, consisting primarily of unrecognized actuarial losses and prior service costs totaled $880 million. We will adopt SFAS 158 as of the end of the current fiscal year.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to provide an understanding of P&G's financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis (MD&A) is organized in the following sections:

  Overview
  Summary of Results
  Forward-Looking Statements
  Results of Operations - Three Months Ended September 30, 2006
  Business Segment Discussion - Three Months Ended September 30, 2006
  Financial Condition
  Reconciliation of Non-GAAP Measures
Throughout MD&A, we refer to measures used by management to evaluate performance including unit volume growth, net outside sales and after-tax profit. We also refer to organic sales growth (net sales growth excluding the impacts of acquisitions, divestitures and foreign exchange), free cash flow and free cash flow productivity. These financial measures are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP). The explanation of these measures at the end of MD&A provides more details on the use and the derivation of these measures. Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.

On October 1, 2005, we completed the acquisition of The Gillette Company for $53.43 billion. Gillette is a leading consumer products company that had $10.48 billion of sales in its most recent pre-acquisition year ended December 31, 2004. In order to provide our investors with more insight into the results of the Blades and Razors and the Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for the quarter ended September 30, 2005 (as presented in our Form 8-K released November 22, 2005). Management’s discussion of the current year results of these two reportable segments is in relation to such comparable prior year pro forma net sales and earnings data. Results of Gillette’s personal care and oral care businesses were subsumed within the Beauty and the Health Care reportable segments, respectively.

OVERVIEW
P&G's business is focused on providing branded consumer goods products. Our goal is to provide products of superior quality and value to improve the lives of the world's consumers. We believe this will result in leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We have also expanded our presence in "high frequency stores," the neighborhood stores which serve many consumers in developing markets. We compete in multiple product categories and have three global business units (GBUs): Beauty and Health, Household Care and Gillette GBU. Under U.S. Generally Accepted Accounting Principles, the business units comprising the GBUs are aggregated into seven reportable segments: Beauty; Health Care; Fabric Care and Home Care; Baby Care and Family Care; Pet Health, Snacks and Coffee; Blades and Razors; and Duracell and Braun. We have on-the-ground operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas: North America, Western Europe, Northeast Asia, Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India.

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2006 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Health	41%	43%
Beauty	29%	30%
Health Care	12%	13%

Household Care	47%	42%
Fabric Care and Home Care	25%	26%
Baby Care and Family Care	16%	13%
Pet Health, Snacks and Coffee	6%	3%

Gillette GBU	12%	15%
Blades and Razors	7%	12%
Duracell and Braun	5%	3%

Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2006:

•
Unit volume increased 23 percent during the quarter. Organic volume, which excludes the impacts of acquisitions and divestitures, was up five percent. Growth was broad-based with every reportable segment delivering organic volume growth.

•	Net sales grew 27 percent to $18.79 billion, including the addition of Gillette. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased six percent.
•	Net earnings increased 33 percent to $2.70 billion for the quarter. Net earnings increased behind the addition of Gillette, sales growth on our base business and profit margin improvement.
•	Diluted net earnings per share were $0.79, an increase of three percent versus the comparable prior year period, including an estimated $0.05 - $0.06 of dilution impact from the Gillette acquisition.
•
Operating cash flow was $2.95 billion, an increase of 36 percent versus the prior year period. Free cash flow productivity was 88 percent, ahead of the base year level. Free cash flow productivity is defined as the ratio of operating cash flow less capital expenditures to net earnings.

FORWARD-LOOKING STATEMENTS
We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are "forward-looking statements," and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could be significantly different from our expectations.

Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation, with respect to both products and operations. This means we must be able to obtain patents and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs in an increasingly fragmented media environment. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives and trade terms. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. Since our goals include a growth component tied to acquisitions, we must manage and integrate key acquisitions, such as the Gillette and Wella acquisitions, including achieving the cost and growth synergies in accordance with stated goals.

Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions. We also must manage our debt and currency exposure, especially in volatile countries. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and work force rationalization.

Global Economic Conditions. Economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend in part on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets, as well as any political or economic disruption due to terrorist and other hostile activities.

Regulatory Environment. Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent and intellectual property matters as well as those related to the integration of Gillette and its subsidiaries) and to resolve pending matters within current estimates may impact our results.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2006
The following discussion provides a review of results for the three months ended September 30, 2006 versus the three months ended September 30, 2005.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information
	Three Months Ended September 30
	2006	2005	% CHG
NET SALES	$18,785	$14,793	27%
COST OF PRODUCTS SOLD	8,865	7,159	24%
GROSS MARGIN	9,920	7,634	30%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	5,866	4,577	28%
OPERATING INCOME	4,054	3,057	33%
TOTAL INTEREST EXPENSE	358	219
OTHER NON-OPERATING INCOME, NET	180	74
EARNINGS BEFORE INCOME TAXES	3,876	2,912	33%
INCOME TAXES	1,178	883

NET EARNINGS	2,698	2,029	33%

EFFECTIVE TAX RATE	30.4%	30.3%

PER COMMON SHARE:
BASIC NET EARNINGS	$0.84	$0.82	2%
DILUTED NET EARNINGS	$0.79	$0.77	3%
DIVIDENDS	$0.31	$0.28
AVERAGE DILUTED SHARES OUTSTANDING	3,413.3	2,649.7

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	47.2%	48.4%	(120)
GROSS MARGIN	52.8%	51.6%	120
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.2%	30.9%	30
OPERATING MARGIN	21.6%	20.7%	90
EARNINGS BEFORE INCOME TAXES	20.6%	19.7%	90
NET EARNINGS	14.4%	13.7%	70

Net sales for the quarter increased 27 percent to $18.79 billion behind 23 percent volume growth. Organic sales increased six percent, at the top-end of the Company’s long-term organic sales growth target range of four to six percent. Price increases taken across several segments added one percent to sales growth. Mix added two percent to sales growth. Growth behind premium-priced product initiatives and the addition of Gillette, which has higher average unit selling prices than the Company average, more than offset growth in developing regions, where average unit selling prices are below the Company average. Foreign exchange had a positive one percent impact on sales growth.

Volume increased 23 percent globally during the quarter behind base business growth and the addition of Gillette, which benefited from the launch of Fusion in key markets around the globe. Organic volume was up five percent. Each reportable segment delivered year-on-year organic volume growth led by successful product initiatives including Olay Definity, Crest Pro Health, Tide Simple Pleasures, Febreze Noticeables, Pantene Color Expressions, Head & Shoulders and Herbal Essences restages, and Folgers Gourmet Selections and Simply Smooth.

	Net Sales Change Drivers vs. Year Ago (July-September Quarter 2006 vs. 2005)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth	Net Sales Growth ex-FX
Beauty and Health
Beauty	8%	5%	2%	1%	0%	11%	9%
Health Care	28%	2%	1%	2%	1%	32%	31%
Household Care
Fabric Care and Home Care	8%	7%	1%	1%	-1%	9%	8%
Baby Care and Family Care	4%	4%	1%	1%	-1%	5%	4%
Pet Health, Snacks and Coffee	5%	5%	1%	-1%	5%	10%	9%
Gillette GBU
Blades and Razors	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Duracell and Braun	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Total Company	23%	5%	1%	1%	2%	27%	26%
Sales percentage changes are approximations based on quantitative formulas that are consistently applied. Total Company mix impact of 2% is driven largely by the addition of Gillette.

Gross margin expanded 120-basis points in the quarter to 52.8% of net sales. Commodity and energy cost increases had a negative impact on gross margin of approximately 100-basis points. Scale leverage from organic volume growth, price increases and cost savings projects more than offset the commodity cost increases. The mix benefit of adding the Gillette business added approximately 115-basis points to gross margin due to above Company average margins in the Blades and Razors segment.

Total selling, general and administrative expenses (SG&A) increased 28%, or $1.29 billion, during the quarter primarily due to the addition of Gillette. The addition of Gillette accounted for approximately $1.08 billion of the SG&A increase in the period, including approximately $160 million of acquisition-related expenses. The acquisition-related expenses included $111 million of increased intangible asset amortization resulting from revaluing intangible assets in the opening balance sheet of the acquired Gillette business. The balance of the acquisition-related expenses was comprised primarily of integration costs, legal and consulting fees. Total SG&A as a percentage of net sales increased by 30-basis points during the quarter, driven by a 100-basis point increase from the Gillette impacts. Overhead spending as a percentage of net sales was down on our base business, but increased overall due to the addition of Gillette (including acquisition-related expenses). Marketing spending was down 20-basis points during the quarter driven largely by the mix impact of adding the Gillette business, which benefited from significant media purchasing synergies during the quarter.

Interest expense for the quarter increased by $139 million versus the prior year period. The increase was driven by the financing cost of the previously announced share repurchase program associated with the Gillette acquisition. We repurchased $0.3 billion of P&G stock under the program during the quarter to complete the program, bringing cumulative shares repurchased under the program since its inception to $20.1 billion.

Other non-operating income increased during the quarter by $106 million versus the base year period primarily as a result of the gains of the sale of Pert in North America and Sure and higher interest income during the quarter.

Net earnings increased 33 percent to $2.70 billion behind organic sales growth, the impacts from the addition of Gillette, including financing and other acquisition-related expenses, and profit margin expansion.

Diluted net earnings per share were $0.79, up three percent versus the prior year, including an estimated $0.05-$0.06 per share of dilution from the Gillette acquisition.

BUSINESS SEGMENT DISCUSSION- Three Months Ended September 30, 2006
The following discussion provides a review of results by business segment. An analysis of the results for the three months ended September 30, 2006 is provided compared to the same three month period ended September 30, 2005. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three months ended September 30, 2006 versus the comparable prior year period:

	Three Months Ended September 30, 2006
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
BEAUTY	$5,603	11%	$1,197	11%	$872	11%
HEALTH CARE	2,227	32%	560	22%	385	23%
BEAUTY AND HEALTH	7,830	16%	1,757	14%	1,257	15%

FABRIC CARE AND HOME CARE	4,752	9%	1,107	11%	754	14%
BABY CARE AND FAMILY CARE	3,099	5%	600	18%	383	20%
PET HEALTH, SNACKS & COFFEE	1,063	10%	144	21%	87	14%
HOUSEHOLD CARE	8,914	8%	1,851	14%	1,224	16%

BLADES AND RAZORS	1,299	N/A	450	N/A	337	N/A
DURACELL AND BRAUN	976	N/A	151	N/A	95	N/A
GILLETTE GBU	2,275	N/A	601	N/A	432	N/A

TOTAL BUSINESS SEGMENTS	19,019	27%	4,209	33%	2,913	35%
CORPORATE	(234)	N/A	(333)	N/A	(215)	N/A
TOTAL COMPANY	18,785	27%	3,876	33%	2,698	33%

BEAUTY AND HEALTH

Beauty
Beauty net sales grew 11 percent during the quarter to $5.60 billion. Unit volume was up eight percent behind growth across most categories as well as the addition of Gillette personal care. Organic volume increased five percent behind double-digit growth on Pantene, Head & Shoulders and Olay and high-single digit growth on Always. Skin care volume was up double-digits behind product initiatives on the Olay brand including the launch of Olay Definity and continued growth on Olay Regenerist. Feminine care volume increased high-single digits due to market share growth on Always and Tampax behind the Always Clean and Fresh initiatives and product upgrades on Tampax Pearl. Retail hair care organic volume increased high-single digits behind product initiatives across the globe on Pantene, Head & Shoulders and Herbal Essences. Cosmetics volume was in-line with the base year period as more focused distribution on Max Factor in North America was offset by growth in the remaining regions. Professional hair care volume declined as growth in North America and Latin America was more than offset by softness in Europe. Price increases, primarily in North America feminine care added one percent to sales growth, while favorable foreign exchange had a two percent impact. Beauty organic sales were up five percent during the quarter. Net earnings increased 11 percent to $872 million behind sales growth. Net earnings margin was in-line with the prior year as the scale benefits of sales growth were largely offset by the impact of the voluntary temporary suspension of SK-II in mainland China. The Company expects to resume shipments of SK-II in China in the near future.

Health Care
Health Care net sales increased 32 percent to $2.23 billion.  Volume grew 28 percent behind the addition of Gillette oral care and organic growth on oral care and Vicks. Organic sales increased four percent during the quarter. Oral care organic sales grew double-digits behind the launch of Crest Pro Health toothpaste. Pharmaceuticals and personal health organic sales were up low-single digits due primarily to a base period trade inventory build on Prilosec OTC which was largely offset by current-year market share growth on Prilosec OTC and Vicks.  Pricing on Actonel, Prilosec OTC and Vicks added two percent to sales growth while favorable product mix and foreign exchange each added one percent to sales growth. Net earnings grew 23 percent to $385 million behind organic sales growth and the addition of Gillette oral care. Net earnings margin increased on the base P&G business, but was down 120-basis points overall primarily due to the mix impact of adding Gillette oral care.

HOUSEHOLD CARE

Fabric Care and Home Care
Fabric Care and Home Care net sales increased nine percent during the quarter to $4.75 billion. Net sales increased behind eight percent volume growth. Volume growth was broad-based across regions with mid-single digit increases in developed regions and double-digit growth across each developing region. Both fabric care and home care grew volume high-single digits behind product initiatives such as Tide Simple Pleasures, Gain Joyful Expressions, Febreze Noticeables, upgrades on Swiffer and the launch of Fairy auto-dishwashing in the U.K. and Italy. The impact of previously executed price increases, primarily in Latin America fabric care and in North America dish care, added one percent to sales. Mix had a negative one percent impact as growth on premium-priced initiatives was more than offset by disproportionately higher growth in developing regions, which have a lower average selling price than the balance of the segment. Favorable foreign exchange added one percent to sales growth. Net earnings increased 14 percent to $754 million behind sales growth and a 65-basis point improvement in net earnings margin. Margin improved as the scale benefits of volume growth and cost savings programs on manufacturing and overhead costs more than offset commodity cost increases and higher marketing investments to support initiative activity.

Baby Care and Family Care
Baby Care and Family Care net sales increased five percent to $3.10 billion behind unit volume growth of four percent during the quarter. Baby care volume increased mid-single digits with developing regions up double-digits behind market share growth in Greater China and in Central and Eastern Europe. In developed regions, growth on Pampers Baby Stages of Development in North America and Western Europe was offset by softness on Luvs in North America and Pampers Pants in Western Europe. Family care volume increased low-single digits behind product upgrade initiatives on Puffs and Charmin and continued growth on Bounty and Charmin Basics. Price increases taken since the year ago period in North America family care added one percent to sales growth while disproportionate growth in developing regions led to a negative one percent mix impact. Favorable foreign exchange added one percent to sales growth. Net earnings in Baby Care and Family Care increased 20 percent during the quarter to $383 million. Earnings increased behind sales growth and a 150-basis point improvement in earnings margin. Earnings margin expansion was driven by improved gross margins as volume growth, pricing and cost savings projects more than offset increased commodity costs.

Pet Health, Snacks and Coffee
Pet Health, Snacks and Coffee net sales increased 10 percent during the quarter to $1.06 billion. Volume grew five percent following a base period that included a significant reduction in the coffee business from Hurricane Katrina. Coffee volume increased more than 50 percent during the quarter as a result of the base period impact of Katrina coupled with the recent launches of Folgers Simply Smooth and Gourmet Selections. Volume growth on coffee was partially offset by a volume decline in snacks due to customer inventory adjustments in Western Europe following the World Cup soccer merchandising events and competitive activity in the U.K. and North America. Pet health delivered low-single digit volume growth behind the Iams brand. Disproportionately high coffee growth drove a positive five percent mix impact on sales while favorable foreign exchange added one percent to sales. These were partially offset by a negative one percent pricing impact on coffee. Net earnings increased 14 percent to $87 million during the quarter. Earnings increased year-on-year primarily due to sales growth and the base period impacts related to Hurricane Katrina.

GILLETTE GBU
As disclosed in Note 4 to the consolidated financial statements, we completed the acquisition of The Gillette Company on October 1, 2005. This acquisition resulted in two new reportable segments for the Company: Blades and Razors and Duracell and Braun. The Gillette oral care and personal care businesses were subsumed within the Health Care and Beauty reportable segments, respectively. Because the acquisition was completed in October 2005, there are no results for these segments in our base July-September 2005 period.

In order to provide our investors with more insight into the results of the Blades and Razors and Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for the quarter ended September 30, 2005 (as presented in our Form 8-K released November 22, 2005). Management’s discussion of the current quarter results of these two segments is in relation to such comparable prior year pro forma net sales and earnings data. With respect to the earnings data, this analysis is based on earnings before income taxes. The previously disclosed Blades and Razors and Duracell and Braun pro forma information reconciled “Profit from Operations,” the measure used by Gillette in its historical filings, to Earnings before Income Taxes, the comparable measure used by the Company. Gillette did not allocate income tax expense to its reporting segments.

Blades and Razors
Net sales in Blades and Razors increased 12 percent to $1.30 billion versus prior year pro forma results, largely behind the launch of Fusion in certain key markets across the globe. Global consumption for Gillette Blades and Razors was up five percent during the quarter. Net sales also increased behind pipeline customer inventory builds to support the Fusion launch in the U.K, Germany and Japan. Overall, volume/mix increased ten percent during the quarter, including pipeline shipments. Promotion pricing activity to support the Fusion launch reduced sales growth by one percent. Favorable foreign exchange added three percent to sales growth. Earnings before income taxes increased 18 percent to $450 million versus the published prior year pro forma results, including $88 million of acquisition-related charges that negatively impacted earnings before income taxes by 23 percent. The acquisition-related charges primarily represented increased amortization charges from revaluing intangible assets in the opening balance sheet. Earnings grew as a result of sales growth, synergy savings and base period asset write-offs, partially offset by the purchase accounting adjustments. Net earnings were $337 million for the quarter.

Duracell and Braun
Net sales in Duracell and Braun increased seven percent to $976 million versus prior year pro forma results. In Duracell, sales increased mid-single digits globally. Sales growth in Latin America resulting from successful expansion into new customer channels more than offset a slight decline in Western Europe due to competitive activity from both private label and branded competitors. In Braun, sales increased double-digits behind new product launches in certain key markets across the globe. The launch of 360 Complete and Contour razors in North America and Pulsonic razors in Germany more than offset softness in Western Europe household appliances. Overall, volume/mix in the Duracell and Braun segment increased five percent. Favorable foreign exchange added two percent to sales growth. Earnings before income taxes were down one percent to $151 million versus the published prior year pro forma results, primarily due to $8 million of acquisition-related charges that negatively impacted earnings before income taxes by five percent. The acquisition-related charges primarily represented increased amortization charges from revaluing intangible assets in the opening balance sheet. The earnings impact from strong sales growth was largely offset by the negative impact of higher commodity and energy costs. Net earnings were $95 million for the quarter.

Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items including the historical results of certain divested categories, including certain Gillette brands that were divested in fiscal 2006 as required by the regulatory authorities in relation to the Gillette acquisition. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Because both unconsolidated entities and less than 100% owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

The decline in net earnings for the quarter was primarily driven by increased interest expenses and higher restructuring and integration costs, partially offset by the gain on the sale of Pert in North America and Sure. Interest expense was up due to the financing costs of the share repurchase program announced in connection with the Gillette acquisition. The increase in restructuring and integration expense is related to costs incurred as part of the Gillette integration.

FINANCIAL CONDITION

Operating Activities
Cash generated from operating activities for the three months ended September 30, 2006 was $2.95 billion versus $2.17 billion in the comparable prior year period, an increase of $780 million. Cash increased behind earnings, adjusted for non-cash items (primarily depreciation, amortization, share based compensation and deferred income taxes), offset by working capital increases to support business growth. Inventory increased to support business growth and initiative launches. Accounts receivable was up largely due to a high level of late quarter shipments in several key markets, including shipments related to the launch of Fusion. The inventory and accounts receivable increases were partially offset by the cash flow impacts from an increase in accounts payable, accrued and other liabilities driven primarily by the timing of tax payments in the United States.

Inventory and accounts receivable days on hand increased by four days and three days, respectively, versus the base year period due the mix impact of adding the Gillette business, which carries higher inventory and accounts receivable levels.

Investing Activities
Investing activities in the current year used $448 million, compared to the prior year period cash use of $1.57 billion that included $1.18 billion in acquisition funding related primarily to the settling of a major portion of the Wella Domination liability. Capital expenditures were $570 million during the quarter, or 3.0 percent of net sales.

Financing Activities
Total cash used by financing activities was $2.51 billion during the quarter. We purchased $1.36 billion of treasury shares during the period and reduced our net debt position by $550 million.

RECONCILIATION OF NON-GAAP MEASURES

Our discussion of financial results includes several measures not defined by U.S. GAAP. We believe these measures provide our investors with additional information about the underlying results and trends of the Company, as well as insight to some of the metrics used to evaluate management. When used in MD&A, we have provided the comparable GAAP measure in the discussion.

Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales for the July - September quarter:

	Total Company	Beauty	Health Care
Total Sales Growth	27%	11%	32%
Foreign Exchange Impact	(1)%	(2)%	(1)%
Acquisition/Divestiture Impact	(20)%	(4)%	(27)%
Organic Sales Growth	6%	5%	4%

Free Cash Flow. Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below:

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Sept ’06	$2,953	$(570)	$2,383	$2,698	88%
Jul - Sept ’05	$2,171	$(401)	$1,770	$2,029	87%

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the Company’s exposure to market risk since June 30, 2006.  Additional information can be found in the section entitled Other Information, which appears on pages 39-40, and Note 6, Risk Management Activities, which appears on pages 52-53 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
The Company’s Chairman of the Board, President and Chief Executive, A. G. Lafley, and the Company’s Chief Financial Officer, Clayton C. Daley, Jr., performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Lafley and Daley have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, and taxes. In July 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of a number of consumer products companies operating there, including two of the Company’s French subsidiaries, and seized a variety of documents. No formal claim has been made against the Company or our French subsidiaries in connection with the seizure of these documents. The Company cannot predict what, if any, financial impact may result from this situation. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws.

Item 1A.   Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)
7/1/06-7/31/06	9,412,395	$56.43	4,874,994
8/1/06-8/31/06	6,673,239	$59.50	0
9/1/06-9/30/06	10,365,593	$61.52	0

(1) The number of shares purchased other than through a publicly announced repurchase plan were 21,576,233 for the quarter.  This includes 3,844,253 shares acquired by the Company under various compensation and benefit plans, including those purchased by P&G's Profit Sharing Trust. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) On July 21, 2006, the Company completed its share buyback plan previously announced on January 28, 2005 in connection with the Gillette acquisition. Total shares repurchased under the plan amounted to $20.1 billion which was consistent with our stated estimate of about $20 billion. The Company expects that any further repurchase of shares will be made on a discretionary basis as part of the Company's overall cash management strategy, which also includes capital expenditures, dividends, debt service, and strategic acquisitions.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's 2006 Annual Meeting of Shareholders held on October 10, 2006, the following actions were taken:

The following Directors were elected for terms of office expiring in 2007:

	Votes For	Votes Withheld	Abstentions*	Broker Non-Votes*
Norman R. Augustine	2,689,165,421	78,666,446	N/A	N/A
A. G. Lafley	2,697,092,037	70,739,830	N/A	N/A
Johnathan A. Rodgers	2,691,012,845	76,819,022	N/A	N/A
John F. Smith, Jr.	2,684,007,489	83,824,378	N/A	N/A
Margaret C. Whitman	2,694,097,190	73,734,677	N/A	N/A

*	Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the five nominees named.

In addition, the following Directors continued to serve as Directors after the meeting:

Bruce L. Byrnes
Scott D. Cook
Joseph T. Gorman
Charles R. Lee
Lynn M. Martin
W. James McNerney, Jr.
Ralph Snyderman, M.D.
Ernesto Zedillo

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2007, was approved by the shareholders. The shareholders cast 2,683,028,940 votes in favor of this proposal and 55,871,866 votes against. There were 28,931,061 abstentions.

A proposal by the Board of Directors to approve an amendment to the Company’s Code of Regulations to decrease the authorized number of Directors on the Board was approved by the shareholders. The shareholders cast 2,718,179,781 votes in favor of this proposal and 20,264,184 votes against. There were 29,387,902 abstentions.

A proposal by the Board of Directors to reapprove and amend the materials terms of the performance criteria under The Procter & Gamble 2001 Stock and Incentive Compensation Plan was approved by the shareholders. The shareholders cast 2,595,364,099 votes in favor of this proposal and 129,128,198 votes against. There were 43,339,570 abstentions.

A shareholder resolution proposed by Mrs. Evelyn Y. Davis was defeated by the shareholders. The proposal requested that the Board of Directors take the necessary steps to award no new stock options. The Board opposed the resolution. The shareholders cast 107,539,196 votes in favor of the resolution and 2,106,098,156 against. There were 49,934,848 abstentions and 504,259,667 broker non-votes.

Although these actions occurred following the first quarter, the Company is voluntarily including this information here.

Item 6.   Exhibits

Exhibits

(3-1)	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

(3-2)	Regulations (as amended by shareholders at the annual meeting on October 10, 2006).

(10-1)	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on October 10, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001.*

(10-2)	Summary of the Company's Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions.*

(10-3)	$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

(10-4)	The Gillette Company Executive Life Insurance Program.*

(10-5)	The Gillette Company Personal Financial Planning Reimbursement Program.*

(10-6)	The Gillette Company Senior Executive Financial Planning Program.*

(10-7)	The Gillette Company Estate Preservation Plan.*

(10-8)	The Gillette Company Deferred Compensation Plan.*

(10-9)	Form of Commercial Paper Dealer Agreement in connection with $10 billion commercial paper program initiated by Procter & Gamble International Funding S.C.A.

(10-10)	Form of Issuing and Paying Agent Agreement in connection with $10 billion commercial paper program initiated by Procter & Gamble International Funding S.C.A.

(11)	Computation of Earnings per Share.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certifications.

*  Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

/S/ VALARIE L. SHEPPARD_____________
(Valarie L. Sheppard)
Vice President and Comptroller

November 1, 2006_____________________
Date

EXHIBIT INDEX

Exhibit No.

Exhibits

(3-1)	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

(3-2)	Regulations (as amended by shareholders at the annual meeting on October 10, 2006).

(10-1)	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on October 10, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001.

(10-2)	Summary of the Company's Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions.

(10-3)	$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

(10-4)	The Gillette Company Executive Life Insurance Program.

(10-5)	The Gillette Company Personal Financial Planning Reimbursement Program.

(10-6)	The Gillette Company Senior Executive Financial Planning Program.

(10-7)	The Gillette Company Estate Preservation Plan.

(10-8)	The Gillette Company Deferred Compensation Plan.

(10-9)	Form of Commercial Paper Dealer Agreement in connection with $10 billion commercial paper program initiated by Procter & Gamble International Funding S.C.A.

(10-10)	Form of Issuing and Paying Agent Agreement in connection with $10 billion commercial paper program initiated by Procter & Gamble International Funding S.C.A.

(11)	Computation of Earnings per Share.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

(32)	Section 1350 Certifications.