Form 10-Q
period 2006-12-31
PROCTER & GAMBLE CO
filed 2007-01-31
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Quarterly Period Ended December 31, 2006

OR

     ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from _____ to _____

Commission file number 1-434

 THE PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)
Ohio	31-0411980
(State of Incorporation)	(I.R.S. Employer Identification No.)
One Procter & Gamble Plaza, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)
(513) 983-1100
Registrant's telephone number, including area code:

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

There were 3,155,383,803 shares of Common Stock outstanding as of December 31, 2006.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and six months ended December 31, 2006 and 2005, the Consolidated Balance Sheets as of December 31, 2006 and June 30, 2006, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts

	Three Months Ended		Six Months Ended
Amounts in millions	December 31		December 31
	2006	2005	2006	2005

NET SALES	$19,725	$18,337	$38,510	$33,130
Cost of products sold	9,287	8,732	18,152	15,891
Selling, general and
administrative expense	6,088	5,713	11,954	10,290

OPERATING INCOME	4,350	3,892	8,404	6,949
Interest expense	339	299	697	518
Other non-operating income, net	79	68	259	142

EARNINGS BEFORE INCOME TAXES	4,090	3,661	7,966	6,573
Income taxes	1,228	1,115	2,406	1,998

NET EARNINGS	$2,862	$2,546	$5,560	$4,575

PER COMMON SHARE:
Basic net earnings	$0.89	$0.76	$1.73	$1.57
Diluted net earnings	$0.84	$0.72	$1.63	$1.48
Dividends	$0.31	$0.28	$0.62	$0.56

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	3,406.5	3,547.0	3,410.1	3,098.0

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in Millions			December 31	June 30
ASSETS			2006	2006
CURRENT ASSETS
Cash and cash equivalents			$4,987	$6,693
Investment securities			521	1,133
Accounts receivable			7,523	5,725
Inventories
Materials and supplies			1,713	1,537
Work in process			480	623
Finished goods			4,690	4,131
Total inventories			6,883	6,291
Deferred income taxes			1,673	1,611
Prepaid expenses and other current assets			3,102	2,876

TOTAL CURRENT ASSETS			24,689	24,329

PROPERTY, PLANT AND EQUIPMENT
Buildings			6,086	5,871
Machinery and equipment			26,555	25,140
Land			754	870
			33,395	31,881
Accumulated depreciation			(14,299)	(13,111)

NET PROPERTY, PLANT AND EQUIPMENT			19,096	18,770

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			56,224	55,306
Trademarks and other intangible assets, net			33,581	33,721

NET GOODWILL AND OTHER INTANGIBLE ASSETS			89,805	89,027

OTHER NON-CURRENT ASSETS			3,710	3,569

TOTAL ASSETS			137,300	$135,695

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable			$4,490	$4,910
Accrued and other liabilities			10,628	9,587
Taxes payable			3,643	3,360
Debt due within one year			12,533	2,128

TOTAL CURRENT LIABILITIES			31,294	19,985

LONG-TERM DEBT			23,650	35,976

DEFERRED INCOME TAXES			12,246	12,354

OTHER NON-CURRENT LIABILITIES			4,746	4,472

TOTAL LIABILITIES			71,936	72,787

SHAREHOLDERS' EQUITY
Preferred stock			1,432	1,451
Common stock - shares issued -	Dec 31	3,984.1	3,984
	June 30	3,975.8		3,976
Additional paid-in capital			58,554	57,856
Reserve for ESOP debt retirement			(1,299)	(1,288)
Accumulated other comprehensive income			98	(518)
Treasury stock			(36,488)	(34,235)
Retained earnings			39,083	35,666

TOTAL SHAREHOLDERS' EQUITY			65,364	62,908

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY			$137,300	$135,695

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
Amounts in millions	December 31
	2006	2005

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,693	$6,389

OPERATING ACTIVITIES
Net earnings	5,560	4,575
Depreciation and amortization	1,489	1,158
Share-based compensation expense	289	208
Deferred income taxes	201	271
Changes in:
Accounts receivable	(1,668)	(957)
Inventories	(486)	73
Accounts payable, accrued and other liabilities	8	(617)
Other operating assets and liabilities	(110)	(96)
Other	120	131

TOTAL OPERATING ACTIVITIES	5,403	4,746

INVESTING ACTIVITIES
Capital expenditures	(1,239)	(1,029)
Proceeds from asset sales	135	339
Acquisitions	(139)	249
Change in investment securities	620	39

TOTAL INVESTING ACTIVITIES	(623)	(402)

FINANCING ACTIVITIES
Dividends to shareholders	(2,045)	(1,691)
Change in short-term debt	9,873	(5,468)
Additions to long-term debt	7	15,412
Reductions of long-term debt	(12,488)	(2,602)
Impact of stock options and other	730	510
Treasury purchases	(2,713)	(9,032)

TOTAL FINANCING ACTIVITIES	(6,636)	(2,871)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	150	(46)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,706)	1,427

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,987	$7,816

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the three-month and six-month periods ended December 31, 2006 are not necessarily indicative of annual results.

 2.   Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended December 31, 2006 and 2005 was $3,513 million and $2,474 million, respectively. For the six months ended December 31, 2006 and 2005, total comprehensive income was $6,176 million and $4,584 million, respectively.

3.   Segment Information - Following is a summary of segment results. As noted in Note 4, the Company acquired The Gillette Company on October 1, 2005. Accordingly, results of the acquired Gillette businesses are only included in segment results since October 1, 2005.

SEGMENT INFORMATION
Amounts in millions
		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings Before Income Taxes	Net Earnings	Net Sales	Earnings Before Income Taxes	Net Earnings

Beauty	2006	$ 5,884	$ 1,335	$ 1,008	$ 11,487	$ 2,532	$ 1,880
	2005	5,427	1,169	848	10,469	2,250	1,631

Health Care	2006	2,355	683	472	4,582	1,243	857
	2005	2,204	569	387	3,890	1,029	699
Beauty and Health	2006	8,239	2,018	1,480	16,069	3,775	2,737
	2005	7,631	1,738	1,235	14,359	3,279	2,330

Fabric Care and Home Care	2006	4,682	1,004	673	9,434	2,111	1,427
	2005	4,225	921	616	8,575	1,914	1,278

Baby Care and Family Care	2006	3,119	548	341	6,218	1,148	724
	2005	2,979	518	330	5,925	1,025	650

Snacks, Coffee and Pet Care	2006	1,253	232	150	2,316	376	237
	2005	1,218	177	112	2,186	296	188
Household Care	2006	9,054	1,784	1,164	17,968	3,635	2,388
	2005	8,422	1,616	1,058	16,686	3,235	2,116

Blades and Razors	2006	1,282	417	301	2,581	867	638
	2005	1,153	375	272	1,153	375	272

Duracell and Braun	2006	1,347	312	218	2,323	463	313
	2005	1,279	243	165	1,279	243	165
Gillette Business Unit	2006	2,629	729	519	4,904	1,330	951
	2005	2,432	618	437	2,432	618	437

Corporate	2006	(197)	(441)	(301)	(431)	(774)	(516)
	2005	(148)	(311)	(184)	(347)	(559)	(308)
Total	2006	$ 19,725	$ 4,090	$ 2,862	$ 38,510	$ 7,966	$ 5,560
	2005	18,337	3,661	2,546	33,130	6,573	4,575

4.   We completed our acquisition of The Gillette Company on October 1, 2005.  Accordingly, the operating results of the Gillette businesses are reported in our financial statements beginning October 1, 2005.  The following table provides pro forma results of operations for the six months ended December 31, 2005, as if Gillette had been acquired as of the beginning of the fiscal year presented.  The pro forma results include certain purchase accounting adjustments such as the changes in depreciation and amortization expense on acquired tangible and intangible assets.  However, pro forma results do not include any anticipated cost savings or other effects of the integration activities of Gillette.  Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the date indicated or that may result in the future (amounts in millions):

Six Months Ended December 31, 2005
Net Sales	$35,913
Net Earnings	$4,757
Diluted Net Earnings per Common Share	$1.33

During the three months ended September 30, 2006, we completed the allocation of the purchase price to the individual assets acquired and liabilities assumed.  To assist management in the allocation, we engaged valuation specialists to prepare independent appraisals.  The following table presents the completed allocation of purchase price for the Gillette business as of the date of the acquisition.

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

We also previously completed our analysis of integration plans, pursuant to which the Company will incur costs primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff and go-to-market support, as well as redundant manufacturing capacity. We recognized an assumed liability for Gillette exit costs of $1.23 billion, including $854 million in separations related to approximately 5,500 people, $55 million in employee relocation costs and $320 million in other exit costs. As of December 31, 2006, the remaining liability was $797 million. Total integration plan charges against the assumed liability were $181 million for the three months ended December 31, 2006 and $273 million for the six months ended December 31, 2006. We expect such activities to be substantially complete by June 30, 2008.

5.   Goodwill and Other Intangible Assets - Goodwill as of December 31, 2006 is allocated by reportable segment and global business unit as follows (amounts in millions):
Six Months Ended December 31, 2006
Beauty, beginning of year	$17,870
Acquisitions and divestitures	58
Translation and other	269
Goodwill, December 31, 2006	18,197
Health Care, beginning of year	6,090
Acquisitions and divestitures	(1)
Translation and other	45
Goodwill, December 31, 2006	6,134
Total Beauty & Health Care, beginning of year	23,960
Acquisitions and divestitures	57
Translation and other	314
Goodwill, December 31, 2006	24,331
Baby Care and Family Care, beginning of year	1,563
Acquisitions and divestitures	7
Translation and other	31
Goodwill, December 31, 2006	1,601
Fabric Care and Home Care, beginning of year	1,850
Acquisitions and divestitures	12
T Translation and other	22
Goodwill, December 31, 2006	1,884
Snacks, Coffee and Pet Care, beginning of year	2,396
Acquisitions and divestitures	5
Translation and other	4
Goodwill, December 31, 2006	2,405
Total Household Care, beginning of year	5,809
Acquisitions and divestitures	24
Translation and other	57
Goodwill, December 31, 2006	5,890
Blades and Razors, beginning of year	21,539
Acquisitions and divestitures	200
Translation and other	167
Goodwill, December 31, 2006	21,906
Duracell and Braun, beginning of year	3,998
Acquisitions and divestitures	68
Translation and other	31
Goodwill, December 31, 2006	4,097
Total Gillette Business Unit, beginning of year	25,537
Acquisitions and divestitures	268
Translation and other	198
Goodwill, December 31, 2006	26,003
Goodwill, Net, beginning of year	55,306
Acquisitions and divestitures	349
Translation and other	569
Goodwill, December 31, 2006	$56,224

The increase in goodwill from June 30, 2006 is primarily due to the currency translation and the finalization of the purchase price allocation relating to the acquisition of The Gillette Company.

Identifiable intangible assets as of December 31, 2006 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,364	$1,617
Intangible assets with indefinite lives	26,834	-
Total identifiable intangible assets	$35,198	$1,617

Amortizable intangible assets consist principally of brands, patents, technology, and customer relationships.  The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended December 31, 2006 and 2005 was $168 million and $187 million, respectively.  For the six months ended December 31, 2006 and 2005, the amortization expense of intangible assets was $331 million and $236 million respectively.

6.   Pursuant to SFAS 123(R) "Share-Based Payment", companies must recognize the cost of employee  services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method).

    Total share-based compensation for the three months and six months ended December 31, 2006 and 2005 are summarized in the following table (amounts in millions):

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Share-Based Compensation
FAS123(R) Stock Options	$129	$104	$259	$177
Other Share-Based Awards	2	9	30	31
Total Share-Based Compensation	$131	$113	$289	$208

    Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

7.   Postretirement Benefits - The Company offers various postretirement benefits to its employees.  Additional information about these benefits can be found in Note 9, Postretirement Benefits and Employee Stock Ownership Plan, which appears on pages 55-59 of the Annual Report to Shareholders for the fiscal year ended June 30, 2006, which can be found by reference to Exhibit 13 of the Company’s Annual report on Form 10-K for the fiscal year ended June 30, 2006.

The components of net periodic benefit cost are as follows:

Amounts in millions
	Pension Benefits		Other Retiree Benefits
	Three Months Ended		Three Months Ended
	December 31		December 31
	2006	2005	2006	2005

Service Cost	$67	$73	$21	$24
Interest Cost	118	106	51	46
Expected Return on Plan Assets	(111)	(101)	(101)	(94)
Amortization of Prior Service Cost and Prior Transition Amount	3	2	(6)	(4)
Recognized Net Actuarial Loss	11	18	-	-

Gross Benefit Cost	88	98	(35)	(28)

Dividends on ESOP Preferred Stock	-	-	(21)	(19)

Net Periodic Benefit Cost (Credit)	$88	$98	$(56)	$(47)

Amounts in millions	Pension Benefits		Other Retiree Benefits
	Six Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005

Service Cost	$133	$120	$41	$48
Interest Cost	236	167	102	85
Expected Return on Plan Assets	(221)	(148)	(203)	(184)
Amortization of Prior Service Cost and Prior Transition Amount	6	4	(11)	(9)
Recognized Net Actuarial Loss	22	37	1	1

Gross Benefit Cost	176	180	(70)	(59)

Dividends on ESOP Preferred Stock	-	-	(42)	(38)

Net Periodic Benefit Cost	$176	$180	$(112)	$(97)

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS 158 requires companies to recognize the over-funded and under-funded status of defined benefit pension and other postretirement plans as assets or liabilities on their balance sheets and to recognize changes in that funded status, in the year in which changes occur, through other comprehensive income in shareholders’ equity.  Based upon our funded status at fiscal year-end June 30, 2006, the estimated impact of adopting SFAS 158 would be a $565 million after tax reduction to net assets and equity, related primarily to unrecognized actuarial losses and prior service costs.  This estimated impact may not be reflective of the actual impact, which will be based on the fair value of plan assets and projected benefit obligations upon adoption of SFAS 158 as of June 30, 2007.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year.  Management's Discussion and Analysis (MD&A) is organized in the following sections:

•    Overview
•    Summary of Results
•    Forward-Looking Statements
•    Results of Operations - Three Months Ended December 31, 2006
•    Results of Operations ---- Six Months Ended December 31, 2006
•    Business Segment Discussion - Three and Six Months Ended December 31, 2006
•    Financial Condition
•    Reconciliation of Non-GAAP Measures

Throughout MD&A, we refer to measures used by management to evaluate performance including unit volume growth, net sales and net earnings.  We also refer to organic sales growth (net sales growth excluding the impacts of acquisitions, divestitures and foreign exchange), free cash flow and free cash flow productivity.  These financial measures are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP).  The explanation of these measures at the end of MD&A provides more details on the use and the derivation of these measures.  Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share information.  References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.

On October 1, 2005, we completed the acquisition of The Gillette Company for $53.43 billion.  Gillette is a leading consumer products company that had $10.48 billion of sales in its most recent pre-acquisition year ended December 31, 2004.  In order to provide our investors with more insight into the results of the Blades and Razors and the Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for the quarter ended September 30, 2005 (as presented in our Form 8-K released November 22, 2005).  Management’s discussion of the current year to date results of these two reportable segments is in relation to the comparable prior year results, including pro forma net sales and earnings data for the July - September 2005 period and reported results for the October - December 2005 period. Results of Gillette’s personal care and oral care businesses were subsumed within the Beauty and the Health Care reportable segments, respectively.

OVERVIEW
P&G's business is focused on providing branded consumer goods products.  Our goal is to provide products of superior quality and value to improve the lives of the world's consumers. We believe this will result in leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores and drug stores.  We have also expanded our presence in "high frequency stores," the neighborhood stores which serve many consumers in developing markets.  We compete in multiple product categories and have three global business units (GBUs):  Beauty and Health; Household Care; and Gillette GBU. Under U.S. Generally Accepted Accounting Principles, the business units comprising the GBUs are aggregated into seven reportable segments: Beauty; Health Care; Fabric Care and Home Care; Baby Care and Family Care; Snacks, Coffee and Pet Care; Blades and Razors; and Duracell and Braun.  We recently changed the name of the “Pet Health, Snacks and Coffee” reportable segment to “Snacks, Coffee and Pet Care.”  This is a name change only and does not change the composition or financial results of the segment.  We have on-the-ground operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas: North America, Western Europe, Northeast Asia, Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India.

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended December 31, 2006 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Health	41%	47%
Beauty	29%	32%
Health Care	12%	15%

Household Care	46%	37%
Fabric Care and Home Care	24%	21%
Baby Care and Family Care	16%	11%
Snacks, Coffee and Pet Care	6%	5%

Gillette GBU	13%	16%
Blades and Razors	6%	9%
Duracell and Braun	7%	7%

Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the six months ended December 31, 2006 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Health	41%	45%
Beauty	29%	31%
Health Care	12%	14%

Household Care	46%	39%
Fabric Care and Home Care	24%	23%
Baby Care and Family Care	16%	12%
Snacks, Coffee and Pet Care	6%	4%

Gillette GBU	13%	16%
Blades and Razors	7%	11%
Duracell and Braun	6%	5%

Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2006:

•    Net sales grew 16 percent to $38.51 billion.  Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased five percent.
•    Unit volume increased 13 percent fiscal year to date including an additional three months of Gillette results in the current fiscal year period.  Organic volume, which excludes the impacts of acquisitions and divestitures, was up five percent.  Growth was broad-based with every reportable segment delivering organic volume growth.
•    Net earnings increased 22 percent to $5.56 billion.  Net earnings increased behind sales growth, the addition of Gillette and profit margin improvement.
•    Diluted net earnings per share were $1.63, an increase of 10% versus the comparable prior year period.
•    Operating cash flow was $5.40 billion, an increase of 14 percent versus the prior year period. Free cash flow productivity was 75 percent.  Free cash flow productivity is defined as the ratio of operating cash flow less capital expenditures to net earnings.

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2006
The following discussion provides a review of results for the three months ended December 31, 2006 versus the three months ended December 31, 2005.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information
	Three Months Ended December 31
	2006	2005	% CHG
NET SALES	$19,725	$18,337	8%
COST OF PRODUCTS SOLD	9,287	8,732	6%
GROSS MARGIN	10,438	9,605	9%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,088	5,713	7%
OPERATING INCOME	4,350	3,892	12%
TOTAL INTEREST EXPENSE	339	299
OTHER NON-OPERATING INCOME, NET	79	68
EARNINGS BEFORE INCOME TAXES	4,090	3,661	12%
INCOME TAXES	1,228	1,115

NET EARNINGS	$2,862	$2,546	12%

EFFECTIVE TAX RATE	30.0%	30.5%

PER COMMON SHARE:
BASIC NET EARNINGS	$0.89	$0.76	17%
DILUTED NET EARNINGS	$0.84	$0.72	17%
DIVIDENDS	$0.31	$0.28	11%
AVERAGE DILUTED SHARES OUTSTANDING	3,406.5	3,547.0

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	47.1%	47.6%	(50)
GROSS MARGIN	52.9%	52.4%	50
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.9%	31.2%	(30)
OPERATING MARGIN	22.1%	21.2%	90
EARNINGS BEFORE INCOME TAXES	20.7%	20.0%	70
NET EARNINGS	14.5%	13.9%	60

Net sales for the quarter increased eight percent to $19.73 billion. Every reportable segment grew sales during the quarter, led by double-digit increases in the Blades and Razors and the Fabric Care and Home Care segments. Net sales increased behind product initiatives including Gillette Fusion, Tide Simple Pleasures, Febreze Noticeables, Olay Definity, Pantene Color Expressions, Head & Shoulders restage, and Crest Pro Health. Unit volume increased four percent during the quarter. Every geographic region grew volume, led by double-digit growth in developing regions. Organic volume, which excludes the impacts of acquisitions and divestitures, was up five percent. Price increases across several segments added one percent to sales growth and favorable foreign currency trends added an additional three percent to sales growth. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, grew five percent during the quarter.

Net Sales Change Drivers 2006 vs. 2005 (Three Months Ended December 31)

	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth	Net Sales Growth ex-FX
Beauty and Health
Beauty	4%	5%	3%	0%	1%	8%	5%
Health Care	2%	3%	2%	2%	1%	7%	5%
Household Care
Fabric Care and Home Care	8%	7%	2%	1%	0%	11%	9%
Baby Care and Family Care	2%	3%	2%	1%	0%	5%	3%
Snacks, Coffee and Pet Care	1%	1%	1%	0%	1%	3%	2%
Gillette GBU
Blades and Razors	4%	4%	3%	2%	2%	11%	8%
Duracell and Braun	0%	1%	3%	0%	2%	5%	2%
Total Company	4%	5%	3%	1%	0%	8%	5%
Sales percentage changes are approximations based on quantitative formulas that are consistently applied.  Total Company Mix/Other excluding A&D is -1% leading to 5% total Company organic sales growth.

Gross margin expanded 50-basis points in the quarter to 52.9% of net sales. Commodity cost increases had a negative impact on gross margin of approximately 80-basis points. Scale leverage from volume growth, price increases and cost savings projects more than offset the commodity cost increases. Gross margin also improved due to costs in the base period from revaluing Gillette’s opening inventory balances to fair value as of the acquisition date.

Total selling, general and administrative expenses (SG&A) increased 7%, or $375 million during the quarter. Total SG&A as a percentage of net sales was down 30-basis points, primarily behind improved overhead spending during the quarter. Overhead spending as a percentage of net sales decreased by 30-basis points largely as a result of Gillette synergies, which benefited overhead spending across all business segments during the quarter.

Interest expense for the quarter increased by $40 million versus the prior year period due to higher interest rates. Other non-operating income was roughly in-line with the prior year period.

Net earnings increased 12 percent to $2.86 billion behind sales growth and profit margin expansion. Our effective tax rate was down 50-basis points to 30.0% primarily due to country mix impacts. Diluted net earnings per share were $0.84, up 17 percent versus the prior year. Earnings per share growth exceeded net earnings growth due to share repurchases, primarily under the $20.1 billion share buyback program in connection with the Gillette acquisition, which was completed in July 2006.

RESULTS OF OPERATIONS - Six Months Ended December 31, 2006
The following discussion provides a review of results for the six months ended December 31, 2006 versus the six months ended December 31, 2005.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information
	Six Months Ended December 31
	2006	2005	% CHG
NET SALES	$38,510	$33,130	16%
COST OF PRODUCTS SOLD	18,152	15,891	14%
GROSS MARGIN	20,358	17,239	18%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	11,954	10,290	16%
OPERATING INCOME	8,404	6,949	21%
TOTAL INTEREST EXPENSE	697	518
OTHER NON-OPERATING INCOME, NET	259	142
EARNINGS BEFORE INCOME TAXES	7,966	6,573	21%
INCOME TAXES	2,406	1,998

NET EARNINGS	$5,560	$4,575	22%

EFFECTIVE TAX RATE	30.2%	30.4%

PER COMMON SHARE:
BASIC NET EARNINGS	$1.73	$1.57	10%
DILUTED NET EARNINGS	$1.63	$1.48	10%
DIVIDENDS	$0.62	$0.56	11%
AVERAGE DILUTED SHARES OUTSTANDING	3,410.1	3,098.0

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	47.1%	48.0%	(90)
GROSS MARGIN	52.9%	52.0%	90
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.0%	31.1%	(10)
OPERATING MARGIN	21.8%	21.0%	80
EARNINGS BEFORE INCOME TAXES	20.7%	19.8%	90
NET EARNINGS	14.4%	13.8%	60

Net sales fiscal year to date increased 16 percent to $38.51 billion primarily behind 13 percent volume growth, including an additional three months of Gillette results during the current fiscal year to date period versus the comparable year ago period. Organic volume grew five percent with broad-based growth across the business.  Every reportable segment delivered year-on-year organic volume growth driven by successful product initiatives including Tide Simple Pleasures, Febreze Noticeables, Pantene Color Expressions, Olay Regenerist and Definity and the Head & Shoulders and Herbal Essences restages.  Price increases taken across several segments added one percent to sales growth while favorable foreign exchange trends had a positive two percent impact.  Product mix had no net impact on sales growth as the favorable mix impact from the additional period of Gillette results was offset by disproportionate growth in developing regions, where unit selling prices are below the Company average. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased five percent fiscal year to date.

	Net Sales Change Drivers 2006 vs. 2005 (Six Months Ended December 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth	Net Sales Growth ex-FX
Beauty and Health
Beauty	6%	5%	3%	1%	0%	10%	7%
Health Care	13%	2%	2%	2%	1%	18%	16%
Household Care
Fabric Care and Home Care	8%	7%	2%	1%	-1%	10%	8%
Baby Care and Family Care	3%	3%	2%	1%	-1%	5%	3%
Snacks, Coffee and Pet Care	3%	3%	1%	0%	2%	6%	5%
Gillette GBU
Blades and Razors	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Duracell and Braun	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Total Company	13%	5%	2%	1%	0%	16%	14%
Sales percentage changes are approximations based on quantitative formulas that are consistently applied. Total Company Mix/Other excluding A&D impacts is -1% leading to 5% total Company organic sales growth.

Gross margin expanded 90-basis points fiscal year to date to 52.9% of net sales. Commodity cost increases had a negative impact on gross margin of approximately 90-basis points. Scale leverage from organic volume growth, price increases and cost savings projects more than offset the commodity cost increases. The mix benefit of an additional three months of Gillette in the current fiscal year to date period added approximately 50-basis points to gross margin due to higher average margins in the Blades and Razors segment.

Total selling, general and administrative expenses (SG&A) increased 16%, or $1.66 billion fiscal year to date. The additional three months of Gillette in the current fiscal year to date period accounted for approximately $1.08 billion of the SG&A increase, including approximately $160 million of incremental acquisition-related expenses. The acquisition-related expenses are primarily comprised of increased intangible asset amortization resulting from revaluing intangible assets in the opening balance sheet of the acquired Gillette business and integration-related expenses. Total SG&A as a percentage of net sales decreased by 10-basis points as lower overhead spending as a percentage of net sales on our base business (excluding Gillette) and synergies from the Gillette integration activities more than offset the impact of higher acquisition-related expenses.

Interest expense fiscal year to date increased by $179 million versus the prior year period. The increase was driven by the financing cost of debt issued to fund the share repurchase program associated with the Gillette acquisition. The share repurchase program was completed during the first quarter of the fiscal year. We repurchased $20.1 billion of shares under the program since its inception.

Other non-operating income increased during the fiscal year to date period by $117 million versus the base year period primarily as a result of the gains of the sale of Pert in North America and Sure and higher interest income.

Net earnings increased 22 percent to $5.56 billion behind organic sales growth, the impacts from the addition of Gillette, including financing and other acquisition-related expenses, and profit margin expansion. Diluted net earnings per share were $1.63, up 10 percent versus the prior year. Earnings per share growth lagged net earnings growth due to a net increase in the shares outstanding (incremental shares issued in conjunction with the Gillette acquisition on October 1, 2005, net of share repurchases, primarily under the Gillette repurchase program).

BUSINESS SEGMENT DISCUSSION- Three and Six Months Ended December 31, 2006
The following discussion provides a review of results by business segment. Analyses of the results for the three and six months ended December 31, 2006 are provided compared to the same three and six month period ended December 31, 2005. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and six months ended December 31, 2006 versus the comparable prior year period (Amounts in millions):

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions)
Consolidated Earnings Information

	Three Months Ended December 31, 2006
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago

BEAUTY	$ 5,884	8%	$ 1,335	14%	$ 1,008	19%
HEALTH CARE	2,355	7%	683	20%	472	22%
BEAUTY AND HEALTH	8,239	8%	2,018	16%	1,480	20%

FABRIC CARE AND HOME CARE	4,682	11%	1,004	9%	673	9%
BABY CARE AND FAMILY CARE	3,119	5%	548	6%	341	3%
SNACKS, COFFEE AND PET CARE	1,253	3%	232	31%	150	34%
HOUSEHOLD CARE	9,054	8%	1,784	10%	1,164	10%

BLADES AND RAZORS	1,282	11%	417	11%	301	11%
DURACELL AND BRAUN	1,347	5%	312	28%	218	32%
GILLETTE GBU	2,629	8%	729	18%	519	19%

TOTAL BUSINESS SEGMENT	19,922	8%	4,531	14%	3,163	16%
CORPORATE	(197)	N/A	(441)	N/A	(301)	N/A
TOTAL COMPANY	$ 19,725	8%	$ 4,090	12%	$ 2,862	12%

	Six Months Ended December 31, 2006
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago

BEAUTY	$ 11,487	10%	$ 2,532	13%	$ 1,880	15%
HEALTH CARE	4,582	18%	1,243	21%	857	23%
BEAUTY AND HEALTH	16,069	12%	3,775	15%	2,737	17%

FABRIC CARE AND HOME CARE	9,434	10%	2,111	10%	1,427	12%
BABY CARE AND FAMILY CARE	6,218	5%	1,148	12%	724	11%
SNACKS, COFFEE AND PET CARE	2,316	6%	376	27%	237	26%
HOUSEHOLD CARE	17,968	8%	3,635	12%	2,388	13%

BLADES AND RAZORS	2,581	124%	867	131%	638	135%
DURACELL AND BRAUN	2,323	82%	463	91%	313	90%
GILLETTE GBU	4,904	102%	1,330	115%	951	118%

TOTAL BUSINESS SEGMENT	38,941	16%	8,740	23%	6,076	24%
CORPORATE	(431)	N/A	(774)	N/A	(516)	N/A
TOTAL COMPANY	$ 38,510	16%	$ 7,966	21%	$ 5,560	22%

BEAUTY AND HEALTH

Beauty
Beauty net sales increased eight percent during the quarter to $5.88 billion. Organic sales increased five percent, despite a negative impact from sales disruptions on the SK-II franchise in Asia. Unit volume was up four percent and organic volume increased five percent behind mid-single digit organic volume growth in hair care, skin care and feminine care and high-single digit growth in prestige fragrances. Volume increased behind initiative activity including Pantene Color Expressions, Head & Shoulders and Herbal Essences restages, Olay Definity and Regenerist, Always Clean, Tampax Pearl product upgrades, and the Dolce & Gabbana “The One” launch. A more premium product mix drove a positive one percent impact on sales while favorable foreign exchange trends added an additional three percent to sales growth. Net earnings grew 19 percent to $1.01 billion driven by sales growth and profit margin improvement. Net earnings margin increased 150-basis points behind a more profitable product mix and lower overhead expenses as a percentage of net sales. Overhead expenses as a percentage of net sales benefited primarily from Gillette synergies.

Beauty fiscal year to date net sales increased 10% to $11.49 billion behind six percent volume growth. Volume was up behind five percent organic volume growth and the addition of Gillette personal care. Hair care volume increased mid-single digits driven by product initiatives on Pantene, Head & Shoulders and Herbal Essences. Skin care volume was up high-single digits behind Olay Definity and Regenerist. Feminine care volume increased mid-single digits due to market share growth on Always and Tampax behind the Always Clean and Fresh initiatives and product upgrades on Tampax Pearl. Price increases, primarily in North America feminine care added one percent to sales growth while favorable foreign exchange had a three percent impact. Beauty organic sales were up five percent fiscal year to date, including a negative impact from the sales disruption in Asia resulting from the temporary suspension of SK-II shipments in China. Net earnings increased 15 percent to $1.88 billion. Net earnings margin increased 80-basis points as the scale benefits of volume growth and lower overhead spending as a percentage of net sales more than offset the impact of the SK-II disruption.

Health Care
Health Care net sales increased seven percent to $2.36 billion during the quarter. Unit volume grew two percent while organic volume was up three percent. Pharmaceuticals and personal health volume increased mid-single digits behind double-digit growth on Prilosec OTC as a result of market share growth and a low base period. In the year ago period, Prilosec OTC shipments were reduced as a result of a customer inventory build in the preceding quarter ahead of a price increase. Oral care volume was flat globally as double-digit growth in developing regions behind market share gains was offset by a decline in developed regions. Developed region oral care volume was impacted by heavy competitive promotional activity, trade inventory adjustments in North America due to the August 2006 launch of Crest Pro Health and the base period launch of Crest Whitestrips Renewal and the divestiture of Spinbrush. Pricing taken in prior periods in pharmaceuticals and personal health contributed a positive two percent to segment sales growth while a more premium product mix added one percent. Foreign exchange had a positive two percent impact on sales growth. Net earnings grew 22 percent to $472 million during the quarter behind sales growth and a 250-basis point earnings margin improvement. Earnings margin increased behind volume scale leverage, lower product costs on Prilosec OTC, lower year-on-year Gillette acquisition-related expenses and Gillette synergy savings, which drove a reduction in overhead spending as a percentage of net sales.

Health Care net sales were $4.58 billion fiscal year to date, up 18% versus the comparable prior year period. Sales increased as a result of three additional months of Gillette oral care results in the current fiscal year period and growth on the base P&G business. Health Care organic sales increased five percent fiscal year to date. Health Care volume grew 13% with organic volume up 2%. Oral care organic volume grew low-single digits as the first quarter launch of Crest Pro Health in North America was partially offset by competitive promotional activity. Pharmaceuticals and personal health volume increased low single-digits primarily behind growth on Prilosec OTC and Vicks. Pricing in pharmaceuticals and personal health added two percent to segment sales growth while a more premium product mix added one percent. Foreign exchange added two percent to sales growth. Net earnings grew 23 percent fiscal year to date to $857 million behind organic sales growth, the addition of Gillette oral care and a 70-basis point profit margin expansion. Earnings margin increased behind volume scale leverage, lower year-on-year Gillette acquisition-related expenses, lower product costs in personal health care and Gillette synergy savings, which more than offset the negative mix impact on gross margin from the addition of the Gillette oral care business.

HOUSEHOLD CARE

Fabric Care and Home Care
Fabric Care and Home Care net sales increased 11 percent during the quarter to $4.68 billion behind eight percent volume growth. Volume was up double-digits in home care and high-single digits in fabric care behind recently launched initiatives including Tide Simple Pleasures, Gain Joyful Expressions, several Swiffer restages, Febreze Noticeables, Cascade Action Pacs and the Fairy Auto Dish expansion in Western Europe. Previously executed price increases contributed one percent to sales growth while favorable foreign exchange had a two percent positive impact.  Net earnings increased nine percent to $673 million. Profit margin was down 20-basis points due to reduced gross margins as scale benefits of volume growth and manufacturing cost savings projects were offset by higher commodity costs. The gross margin decline was partially offset by lower overhead costs as a percentage of sales.

Fabric Care and Home Care fiscal year to date net sales increased 10 percent to $9.43 billion behind eight percent volume growth. Volume growth was broad-based across regions with mid-single digit increases in developed regions and double-digit growth in developing regions. Both fabric care and home care grew volume high-single digits behind product initiatives such as Tide Simple Pleasures, Gain Joyful Expressions, Febreze Noticeables, upgrades on Swiffer and the launch of Fairy auto-dishwashing in Western Europe. The impact of previously executed price increases, primarily in Latin America fabric care and in North America dish care, added one percent to sales while disproportionate growth in developing regions drove a negative one percent mix impact. Foreign exchange had a positive two percent impact on sales growth. Net earnings increased 12 percent to $1.43 billion behind sales growth and a 20-basis point improvement in net earnings margin. Margin improved as the scale benefits of volume growth, cost savings programs and lower overhead expenses as a percentage of net sales more than offset higher commodity costs.

Baby Care and Family Care
Baby Care and Family Care net sales increased five percent to $3.12 billion during the quarter. Unit volume grew two percent behind mid-single digit growth in baby care. Baby care volume increased high-single digits in developing regions behind market share growth in Greater China and in Central and Eastern Europe. In developed regions, baby care volume was up low-single digits. Pampers volume increased in North America behind growth on Baby Stages of Development and the Caterpillar stretch initiative on Pampers Baby Dry. This growth was partially offset by soft results on Pampers in Western Europe and Luvs in North America caused by low pricing of both branded and private label competitors. Family care organic volume was up low-single digits, led by growth on Charmin Basics and Bounty Basics. Pricing in North America family care added one point to segment sales growth and favorable foreign exchange had a positive two percent impact. Net earnings in Baby Care and Family Care increased three percent during the quarter to $341 million as topline growth and lower overhead expenses as a percentage of net sales more than offset higher commodity costs.

Baby Care and Family Care net sales increased five percent fiscal year to date to $6.22 billion behind three percent volume growth. Baby care volume increased mid-single digits with developing regions up double-digits. In developed regions, growth on Pampers Baby Stages of Development and Caterpillar stretch in North America was offset by softness caused by low pricing of both branded and private label competitors that impacted Pampers in Western Europe and Luvs in North America. Family care volume increased low-single digits behind continued growth on Bounty Basics and Charmin Basics. Price increases taken since the year ago period in North America family care added one percent to sales growth while disproportionate growth in developing regions led to a negative one percent mix impact. Favorable foreign exchange added two percent to sales growth. Net earnings in Baby Care and Family Care increased 11 percent fiscal year to date to $724 million. Earnings increased behind sales growth and a 60-basis point improvement in net earnings margin. Earnings margin expansion was driven by both improved gross margins and lower SG&A as a percentage of net sales. SG&A improved as a result of lower overhead and marketing expenses as a percentage of net sales.

Snacks, Coffee and Pet Care
Snacks, Coffee and Pet Care net sales increased three percent during the quarter to $1.25 billion. Volume was up one percent behind mid-single digit growth on coffee, partially offset by a decline on pet care. Coffee volume grew over a base period that included reduced shipments due to Hurricane Katrina and behind Folgers Simply Smooth and Gourmet Selections. Snacks volume was in-line with the prior year period as growth behind the Pringles Minis and Gourmet initiatives was offset by a four percent contraction in the North America chips market and heavy competitive merchandising activity. Disproportionate coffee growth and a more premium product mix in snacks drove a positive one percent mix impact while favorable foreign exchange added one percent to sales. Net earnings increased 34 percent to $150 million during the quarter.  Earnings increased as a result of sales growth and incremental base period costs related to Hurricane Katrina.

Snacks, Coffee and Pet Care net sales increased six percent fiscal year to date to $2.32 billion behind three percent volume growth. Coffee volume increased more than 20 percent during the period due to a base period that included a significant reduction in the coffee business from the impact of Hurricane Katrina and the recent launches of Folgers Simply Smooth and Gourmet Selections. Volume growth on coffee was partially offset by a decline in snacks due to customer inventory adjustments in Western Europe following the World Cup soccer merchandising events, market contraction in the U.S. and strong competitive activity. Pet care volume was in-line with the year ago period. Disproportionately high growth in coffee drove a positive two percent mix impact on sales while favorable foreign exchange added one percent to sales. Net earnings increased 26 percent to $237 million fiscal year to date. Earnings increased primarily due to base period impacts related to Hurricane Katrina.

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

In order to provide our investors with more insight into the results of the Blades and Razors and Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for the quarter ended September 30, 2005 (as presented in our Form 8-K released November 22, 2005). Management’s discussion of the current quarter results is in relation to the comparable prior year reported net sales and net earnings results. The fiscal year to date results of these two segments is in relation to comparable prior year results including pro forma net sales and earnings data for the July - September 2005 period and reported results for the October - December 2005 period. With respect to the earnings data, the fiscal year to date analysis is based on earnings before income taxes. The previously disclosed Blades and Razors and Duracell and Braun pro forma information reconciled “Profit from Operations,” the measure used by Gillette in its historical filings, to Earnings before Income Taxes, the comparable measure used by the Company. Gillette did not allocate income tax expense to its reporting segments.

Blades and Razors
Net sales in Blades and Razors increased 11 percent to $1.28 billion during the quarter. Sales grew primarily behind the Fusion launch in developed regions and on Mach 3 in developing regions. Unit volume increased four percent during the quarter, led by double-digit growth in developing regions.  Price increases and a more premium product mix each added two percent to sales growth while favorable foreign exchange added three percent. Net earnings increased 11 percent during the quarter to $301 million. Net earnings grew behind higher sales and lower acquisition-related expenses partially offset by higher marketing investment behind Fusion and higher year-on-year overhead expenses driven by a low level of base period overhead expenses. Acquisition-related expenses decreased primarily due to base period product costs resulting from revaluing Gillette’s opening balance sheet inventory balance.

Net sales in Blades and Razors increased 11 percent fiscal year to date to $2.58 billion versus the comparable pro forma prior year period. Net sales increased behind higher consumption of Gillette blades and razors and pipeline inventory builds to support the Fusion launch. Overall, volume/mix increased eight percent during the period and favorable foreign exchange added three percent to sales growth. Earnings before income taxes increased 15 percent to $867 million versus the comparable prior year pro forma results, including $63 million of incremental acquisition-related charges in the current fiscal year period that negatively impacted earnings before income taxes by eight percent. The incremental acquisition-related charges are comprised of amortization charges from revaluing intangible assets in the opening balance sheet, partially offset by base period product costs related to revaluing Gillette’s opening balance sheet inventory balance. Amortization charges are higher in the current fiscal year to date period due to the extra three months of Gillette post-acquisition results in the current period. Earnings grew as a result of sales growth, synergy savings and base period asset write-offs, partially offset by higher current period marketing investment behind Fusion and acquisition-related charges. Net earnings were $638 million fiscal year to date.

Duracell and Braun
Net sales in Duracell and Braun increased five percent to $1.35 billion. Unit volume was flat with organic volume up one percent. Duracell organic volume increased low-single digits as growth in developing regions was partially offset by softness in North America and Western Europe from strong competitive activity. Braun volume was down slightly due to the divestiture of thermometer and blood pressure devices, a lower level of category promotion activity in North America during the 2006 holiday period versus the prior year period and a strong base period in Western Europe that included the launch of Tassimo in Germany. The Duracell and Braun business was impacted by one-time supply disruptions during systems cutover at a warehousing facility in the United States during a key holiday shipment period. The issue was completely resolved during the quarter and shipments capabilities returned to full capacity. A more premium product mix contributed two percent to segment sales growth while favorable foreign exchange had a positive three percent impact. Net earnings increased 32 percent during the quarter to $218 million. Earnings growth was driven by the increase in net sales and lower acquisition-related expenses versus the base period. Acquisition-related expenses decreased primarily due to base period product costs resulting from revaluing Gillette’s opening balance sheet inventory.

Net sales in Duracell and Braun increased six percent fiscal year to date to $2.32 billion versus the comparable prior year pro forma results. In Duracell, sales increased mid-single digits globally behind double-digit growth in developing regions partially offset by reduced sales in developed regions which were impacted by strong competitive activity from both private label and branded competitors. In Braun, sales increased mid-single digits as the launch of 360 Complete and Contour razors in North America and Pulsonic razors in Germany and Japan more than offset softness in Western Europe household appliances, lower year-on-year holiday promotion activity in North America and the divestiture of thermometer and blood pressure devices. Overall, volume/mix in the Duracell and Braun segment increased four percent. Favorable foreign exchange added two percent to sales growth. Earnings before income taxes increased 17 percent fiscal year to date to $463 million versus the comparable prior year period pro forma results. Earnings grew behind sales growth and lower year-on-year acquisition-related expenses. Acquisition-related charges were down primarily due to base period product costs related to revaluing Gillette opening balance sheet inventory level, which more than offset the impact of an additional three months of amortization charges in current year period from revaluing intangible assets in the opening balance sheet. Net earnings were $313 million fiscal year to date.

Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items and the historical results of certain divested categories, including certain Gillette brands that were divested in fiscal 2006 as required by the regulatory authorities in relation to the Gillette acquisition. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Because both unconsolidated entities and less than 100% owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

The decline in net earnings for the quarter and the fiscal year to date period was primarily driven by increased interest expenses and higher restructuring and integration costs. Interest expense was up due to the financing costs of the share repurchase program announced in connection with the Gillette acquisition. The increase in restructuring expense is primarily related to costs incurred as part of the Gillette integration. These fiscal year to date cost increases were partially offset by the first quarter gains on the sale of Pert in North America and Sure.

FINANCIAL CONDITION

Operating Activities
Cash generated fiscal year to date from operating activities was $5.40 billion versus $4.75 billion in the comparable prior year period. Net earnings, adjusted for non-cash items (primarily depreciation, amortization, share based compensation and deferred income taxes) were partially offset by an increase in working capital. Accounts receivable increased due to business growth, holiday seasonality primarily behind our Prestige fragrance business and temporary impacts related to the Gillette integration. Inventory increased primarily to support business growth and upcoming initiative launches.

Investing Activities
Investing activities in the current year used $623 million, compared to the prior year period cash use of $402 million. Acquisitions used $139 million of cash behind several small acquisitions versus a net source of cash of $249 million in the prior year period from receiving Gillette’s cash balance, which more than offset funding related to the settlement of a major portion of the Wella Domination liability. Investment securities generated $620 million due to an investment shift from auction rate securities to cash equivalent securities. Capital expenditures were $1.24 billion, or 3.2 percent of net sales during the fiscal year to date period.

Financing Activities
Total cash used by financing activities was $6.64 billion fiscal year to date versus $2.87 billion in the comparable prior year period. We repurchased $2.71 billion of treasury shares and reduced our debt position by $2.61 billion in the current year period. In the prior year period, we repurchased $9.03 billion of treasury shares funded in part by increases in our debt position of $7.34 billion.

The Company’s current liabilities exceeded current assets by $6.61 billion. The key driver was the refinancing of a portion of our long-term credit facility with commercial paper. The Company anticipates being able to support its short-term liquidity through cash generated from operations. The Company also has very strong long- and short-term ratings which will enable it to continue to refinance this debt at favorable rates in commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.

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

Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales for the October - December quarter:

	Total Company	Beauty
Total Sales Growth	8%	8%
Less: Foreign Exchange Impact	(3)%	(3)%
Less: Acquisition/Divestiture Impact	0%	0%
Organic Sales Growth	5%	5%

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

	Total Company	Beauty	Health Care
Total Sales Growth	16%	10%	18%
Less: Foreign Exchange Impact	(2)%	(3)%	(2)%
Less: Acquisition/Divestiture Impact	(9)%	(2)%	(11)%
Organic Sales Growth	5%	5%	5%

Free Cash Flow. Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Dec ’06	$5,403	$(1,239)	$4,164	$5,560	75%
Jul - Dec ’05	$4,746	$(1,029)	$3,717	$4,575	81%

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
The Company’s Chairman of the Board, President and Chief Executive, A. G. Lafley, and the Company’s Chief Financial Officer, Clayton C. Daley, Jr., performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Lafley and Daley have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Lafley and Daley, to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate dollar value of shares that may yet be purchased under our share repurchase program ($ in Billions) (3)
10/1/06-10/31/06	9,520,832	$61.71	0	0
11/1/06-11/30/06	7,244,354	$63.34	0	0
12/1/06-12/31/06	5,114,063	$63.57	0	0

(1) None of these transactions were made pursuant to a publicly announced repurchase plan. The number of shares purchased was 21,879,249 for the quarter. This includes 350,157 shares acquired by the Company under various compensation and benefit plans, including The Gillette Company Global Employee Stock Ownership Program. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2) Average price paid per share is calculated on a settlement basis and excludes commission.
(3) The Company's share repurchases are made on a discretionary basis as part of the Company's overall cash management strategy, which also includes capital expenditures, dividends, debt service, and strategic acquisitions.

Item 6.    Exhibits

   Exhibit

    3-1      Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

    3-2      Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

    10-1    Summary of the Company’s Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions.*

    10-2    Amended and Restated $24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

    10-3    The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006).*

    10-4    Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (99) of the Company’s
             Form 8-K filed on December 15, 2006).*

    11       Computation of Earnings per Share.

    12       Computation of Ratio of Earnings to Fixed Charges.

    31.1    Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

    31.2    Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

    32.1    Section 1350 Certification - Chief Executive Officer

    32.2    Section 1350 Certification - Chief Financial Officer

* Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    THE PROCTER & GAMBLE COMPANY

January 31, 2007                                           /s/   VALARIE L. SHEPPARD
Date                                                                         (Valarie L. Sheppard)
                                                        Vice President and Comptroller

EXHIBIT INDEX

   Exhibit

    3-1    Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

    3-2    Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

    10-1    Summary of the Company’s Short Term Achievement Reward Program and Business Growth Program, and related correspondence and terms and conditions.*

    10-2    Amended and Restated $24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

    10-3    The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006).*

    10-4    Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (99) of the Company’s Form 8-K filed on December 15, 2006).*

    11       Computation of Earnings per Share.

    12       Computation of Ratio of Earnings to Fixed Charges.

    31.1    Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

    31.2    Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

    32.1    Section 1350 Certification - Chief Executive Officer

    32.2    Section 1350 Certification - Chief Financial Officer