Form 10-Q
period 2007-03-31
PROCTER & GAMBLE CO
filed 2007-05-02
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

There were 3,148,924,126 shares of Common Stock outstanding as of March 31, 2007.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and nine months ended March 31, 2007 and 2006, the Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006

NET SALES	$18,694	$17,250	$57,204	$50,380
Cost of products sold	9,057	8,340	27,210	24,231
Selling, general and
administrative expense	5,991	5,559	17,945	15,849

OPERATING INCOME	3,646	3,351	12,049	10,300
Interest expense	279	301	976	819
Other non-operating income, net	169	79	429	221

EARNINGS BEFORE INCOME TAXES	3,536	3,129	11,502	9,702
Income taxes	1,024	918	3,430	2,916

NET EARNINGS	$2,512	$2,211	$8,072	$6,786

PER COMMON SHARE:
Basic net earnings	$0.78	$0.67	$2.51	$2.22
Diluted net earnings	$0.74	$0.63	$2.37	$2.10
Dividends	$0.31	$0.28	$0.93	$0.84

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	3,397.3	3,510.5	3,405.7	3,235.4

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in Millions			March 31	June 30
ASSETS			2007	2006
CURRENT ASSETS
Cash and cash equivalents			$3,994	$6,693
Investment securities			236	1,133
Accounts receivable			6,757	5,725
Inventories
Materials and supplies			1,668	1,537
Work in process			460	623
Finished goods			4,963	4,131
Total inventories			7,091	6,291
Deferred income taxes			1,698	1,611
Prepaid expenses and other current assets			2,938	2,876

TOTAL CURRENT ASSETS			22,714	24,329

PROPERTY, PLANT AND EQUIPMENT
Buildings			6,209	5,871
Machinery and equipment			27,166	25,140
Land			757	870
			34,132	31,881
Accumulated depreciation			(14,954)	(13,111)

NET PROPERTY, PLANT AND EQUIPMENT			19,178	18,770

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			56,471	55,306
Trademarks and other intangible assets, net			33,463	33,721

NET GOODWILL AND OTHER INTANGIBLE ASSETS			89,934	89,027

OTHER NON-CURRENT ASSETS			3,869	3,569

TOTAL ASSETS			135,695	$135,695

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable			$4,371	$4,910
Accrued and other liabilities			10,777	9,587
Taxes payable			3,605	3,360
Debt due within one year			12,168	2,128

TOTAL CURRENT LIABILITIES			30,921	19,985

LONG-TERM DEBT			21,257	35,976

DEFERRED INCOME TAXES			12,272	12,354

OTHER NON-CURRENT LIABILITIES			4,779	4,472

TOTAL LIABILITIES			69,229	72,787

SHAREHOLDERS' EQUITY
Preferred stock			1,413	1,451
Common stock - shares issued -	Mar 31	3,987.0	3,987
	June 30	3,975.8		3,976
Additional paid-in capital			58,912	57,856
Reserve for ESOP debt retirement			(1,304)	(1,288)
Accumulated other comprehensive income			386	(518)
Treasury stock			(37,405)	(34,235)
Retained earnings			40,477	35,666

TOTAL SHAREHOLDERS' EQUITY			66,466	62,908

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY			$135,695	$135,695

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
Amounts in millions	March 31
	2007	2006

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,693	$6,389

OPERATING ACTIVITIES
Net earnings	8,072	6,786
Depreciation and amortization	2,367	1,891
Share-based compensation expense	482	400
Deferred income taxes	306	116
Changes in:
Accounts receivable	(866)	(250)
Inventories	(636)	(161)
Accounts payable, accrued and other liabilities	(233)	(582)
Other operating assets and liabilities	38	(81)
Other	323	66

TOTAL OPERATING ACTIVITIES	9,853	8,185

INVESTING ACTIVITIES
Capital expenditures	(1,996)	(1,666)
Proceeds from asset sales	257	352
Acquisitions	(167)	216
Change in investment securities	725	491

TOTAL INVESTING ACTIVITIES	(1,181)	(607)

FINANCING ACTIVITIES
Dividends to shareholders	(3,069)	(2,645)
Change in short-term debt	9,074	(6,009)
Additions to long-term debt	1,403	17,136
Reductions of long-term debt	(16,088)	(4,367)
Impact of stock options and other	1,213	1,119
Treasury purchases	(4,061)	(10,596)

TOTAL FINANCING ACTIVITIES	(11,528)	(5,362)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	157	70

CHANGE IN CASH AND CASH EQUIVALENTS	(2,699)	2,286

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,994	$8,675

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the three-month and nine-month periods ended March 31, 2007 are not necessarily indicative of annual results.

2.   Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2007 and 2006 was $2,800 million and $2,534 million, respectively. For the nine months ended March 31, 2007 and 2006, total comprehensive income was $8,976 million and $7,118 million, respectively.

3.   Segment Information - Following is a summary of segment results. As noted in Note 4, the Company acquired The Gillette Company on October 1, 2005. Accordingly, results of the acquired Gillette businesses are only included in segment results since October 1, 2005.
SEGMENT INFORMATION
Amounts in millions
		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings Before Income Taxes	Net Earnings	Net Sales	Earnings Before Income Taxes	Net Earnings

Beauty	2007	$ 5,620	$ 1,112	$ 805	$ 17,107	$ 3,644	$ 2,685
	2006	5,214	1,044	738	15,683	3,294	2,369

Health Care	2007	2,189	529	347	6,771	1,772	1,204
	2006	1,995	389	265	5,885	1,418	964
Beauty and Health	2007	7,809	1,641	1,152	23,878	5,416	3,889
	2006	7,209	1,433	1,003	21,568	4,712	3,333

Fabric Care and Home Care	2007	4,738	1,031	685	14,172	3,142	2,112
	2006	4,221	846	567	12,796	2,760	1,845

Baby Care and Family Care	2007	3,268	606	382	9,486	1,754	1,106
	2006	2,972	527	326	8,897	1,552	976

Snacks, Coffee and Pet Care	2007	1,090	191	116	3,406	567	353
	2006	1,087	202	120	3,273	498	308
Household Care	2007	9,096	1,828	1,183	27,064	5,463	3,571
	2006	8,280	1,575	1,013	24,966	4,810	3,129

Blades and Razors	2007	1,284	405	294	3,865	1,272	932
	2006	1,187	361	265	2,340	736	537

Duracell and Braun	2007	789	29	18	3,112	492	331
	2006	763	76	54	2,042	319	219
Gillette Business Unit	2007	2,073	434	312	6,977	1,764	1,263
	2006	1,950	437	319	4,382	1,055	756

Corporate	2007	(284)	(367)	(135)	(715)	(1,141)	(651)
	2006	(189)	(316)	(124)	(536)	(875)	(432)
Total	2007	$ 18,694	$ 3,536	$ 2,512	$ 57,204	$ 11,502	$ 8,072
	2006	17,250	3,129	2,211	50,380	9,702	6,786

4.    We completed our acquisition of The Gillette Company on October 1, 2005. Accordingly, the operating results of the Gillette businesses are reported in our financial statements beginning October 1, 2005. The following table provides pro forma results of operations for the nine months ended March 31, 2006, as if Gillette had been acquired as of the beginning of the fiscal year presented. The pro forma results include certain purchase accounting adjustments such as the changes in depreciation and amortization expense on acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the integration activities of Gillette. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the date indicated or that may result in the future (amounts in millions):

Nine Months Ended March 31, 2006
Net Sales	$53,163
Net Earnings	$6,968
Diluted Net Earnings per Common Share	$1.96

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

We also previously completed our analysis of integration plans, pursuant to which the Company will incur costs primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff and go-to-market support, as well as redundant manufacturing capacity. We recognized an assumed liability for Gillette exit costs of $1.23 billion, including $854 million in separations related to approximately 5,500 people, $55 million in employee relocation costs and $320 million in other exit costs. As of March 31, 2007, the remaining liability was $715 million. Total integration plan charges against the assumed liability were $84 million for the three months ended March 31, 2007 and $357 million for the nine months ended March 31, 2007. We expect such activities to be substantially complete by June 30, 2008.

5.  Goodwill and Other Intangible Assets - Goodwill as of March 31, 2007 is allocated by reportable segment and global business unit as follows (amounts in millions):

Nine Months Ended March 31, 2007
Beauty, beginning of year	$17,870
Acquisitions and divestitures	78
Translation and other	381
Goodwill, March 31, 2007	18,329

Health Care, beginning of year	6,090
Acquisitions and divestitures	(1)
Translation and other	64
Goodwill, March 31, 2007	6,153

Total Beauty & Health Care, beginning of year	23,960
Acquisitions and divestitures	77
Translation and other	445
Goodwill, March 31, 2007	24,482

Baby Care and Family Care, beginning of year	1,563
Acquisitions and divestitures	7
Translation and other	37
Goodwill, March 31, 2007	1,607

Fabric Care and Home Care, beginning of year	1,850
Acquisitions and divestitures	12
Translation and other	29
Goodwill, March 31, 2007	1,891

Snacks, Coffee and Pet Care, beginning of year	2,396
Acquisitions and divestitures	5
Translation and other	5
Goodwill, March 31, 2007	2,406

Total Household Care, beginning of year	5,809
Acquisitions and divestitures	24
Translation and other	71
Goodwill, March 31, 2007	5,904

Blades and Razors, beginning of year	21,539
Acquisitions and divestitures	200
Translation and other	236
Goodwill, March 31, 2007	21,975

Duracell and Braun, beginning of year	3,998
Acquisitions and divestitures	68
Translation and other	44
Goodwill, March 31, 2007	4,110

Total Gillette Business Unit, beginning of year	25,537
Acquisitions and divestitures	268
Translation and other	280
Goodwill, March 31, 2007	26,085

Goodwill, Net, beginning of year	55,306
Acquisitions and divestitures	369
Translation and other	796
Goodwill, March 31, 2007	$56,471

The increase in goodwill from June 30, 2006 is primarily due to the currency translation and the finalization of the purchase price allocation relating to the acquisition of The Gillette Company.

Identifiable intangible assets as of March 31, 2007 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,353	$1,746
Intangible assets with indefinite lives	26,856	-
Total identifiable intangible assets	$35,209	$1,746

Amortizable intangible assets consist principally of brands, patents, technology, and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended March 31, 2007 and 2006 was $153 million and $161 million, respectively. For the nine months ended March 31, 2007 and 2006, the amortization expense of intangible assets was $484 million and $397 million respectively.

6.   Pursuant to SFAS 123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Total share-based compensation for the three months and nine months ended March 31, 2007 and 2006 are summarized in the following table (amounts in millions):

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Share-Based Compensation
Stock Options	$180	$178	$439	$355
Other Share-Based Awards	13	14	43	45
Total Share-Based Compensation	$193	$192	$482	$400

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

The components of net periodic benefit cost are as follows:

Amounts in millions
	Pension Benefits		Other Retiree Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
	2007	2006	2007	2006

Service Cost	$67	$76	$20	$25
Interest Cost	116	106	52	46
Expected Return on Plan Assets	(107)	(102)	(102)	(94)
Amortization of Deferred Amounts	3	2	(6)	(5)
Curtailment Gain	(154)	-	-	-
Recognized Net Actuarial Loss	12	19	1	1

Gross Benefit Cost (Credit)	(63)	101	(35)	(27)

Dividends on ESOP Preferred Stock	-	-	(20)	(19)

Net Periodic Benefit Cost (Credit)	$(63)	$101	$(55)	$(46)

Amounts in millions	Pension Benefits		Other Retiree Benefits
	Nine Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006

Service Cost	$200	$196	$61	$73
Interest Cost	352	273	154	131
Expected Return on Plan Assets	(328)	(250)	(305)	(278)
Amortization of Deferred Amounts	9	6	(17)	(14)
Curtailment Gain	(154)	-	-	-
Recognized Net Actuarial Loss	34	56	2	2

Gross Benefit Cost (Credit)	113	281	(105)	(86)

Dividends on ESOP Preferred Stock	-	-	(62)	(57)

Net Periodic Benefit Cost (Credit)	$113	$281	$(167)	$(143)

For the year ending June 30, 2007, the expected return on plan assets is 7.2% and 9.3% for defined benefit and other retiree benefit plans, respectively.

The curtailment gain of $154 million reflects the impact of harmonizing Gillette U.S. postretirement income benefits with P&G’s benefit structure. Pursuant to plan revisions during the quarter, Gillette’s U.S. defined benefit pension plans will be frozen, effective January 1, 2008, at which time, Gillette employees in the U.S. will move into the P&G defined contribution Profit Sharing Trust and Employee Stock Ownership Plan.

8.   New Accounting Standards

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management's Discussion and Analysis (MD&A) is organized in the following sections:

•  Overview
•  Summary of Results
•  Forward-Looking Statements
•  Results of Operations - Three Months Ended March 31, 2007
•  Results of Operations - Nine Months Ended March 31, 2007
•  Business Segment Discussion - Three and Nine Months Ended March 31, 2007
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

On October 1, 2005, we completed the acquisition of The Gillette Company for $53.43 billion. Gillette is a leading consumer products company that had $10.48 billion of sales in its most recent pre-acquisition year ended December 31, 2004. In order to provide our investors with more insight into the results of the Blades and Razors and the Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for the quarter ended September 30, 2005 (as presented in our Form 8-K released November 22, 2005). Management’s discussion of the current year to date results of these two reportable segments is in relation to the comparable prior year results, including pro forma net sales and earnings data for the July - September 2005 period and reported results for the October 2005 - March 2006 period. Results of Gillette’s personal care and oral care businesses were subsumed within the Beauty and the Health Care reportable segments, respectively.

OVERVIEW
P&G's business is focused on providing branded consumer goods products. Our goal is to provide products of superior quality and value to improve the lives of the world's consumers. We believe this will result in leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We have also expanded our presence in "high frequency stores," the neighborhood stores which serve many consumers in developing markets. We compete in multiple product categories and have three global business units (GBUs): Beauty and Health; Household Care; and Gillette GBU. Under U.S. Generally Accepted Accounting Principles, the business units comprising the GBUs are aggregated into seven reportable segments: Beauty; Health Care; Fabric Care and Home Care; Baby Care and Family Care; Snacks, Coffee and Pet Care; Blades and Razors; and Duracell and Braun. We have on-the-ground operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas comprised of three developed regions (North America, Western Europe and Northeast Asia) and four developing regions (Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India).

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended March 31, 2007 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Health	41%	43%
Beauty	30%	30%
Health Care	11%	13%

Household Care	48%	45%
Fabric Care and Home Care	25%	26%
Baby Care and Family Care	17%	15%
Snacks, Coffee and Pet Care	6%	4%

Gillette GBU	11%	12%
Blades and Razors	7%	11%
Duracell and Braun	4%	1%

Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the nine months ended March 31, 2007 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Health	42%	45%
Beauty	30%	31%
Health Care	12%	14%

Household Care	46%	40%
Fabric Care and Home Care	24%	24%
Baby Care and Family Care	16%	12%
Snacks, Coffee and Pet Care	6%	4%

Gillette GBU	12%	15%
Blades and Razors	7%	11%
Duracell and Braun	5%	4%

Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2007:

•  Net sales grew 14 percent to $57.20 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased six percent.
•  Unit volume increased 11 percent fiscal year to date including an additional three months of Gillette results in the current fiscal year period. Organic volume, which excludes the impacts of acquisitions and divestitures, was up five percent with every reportable segment delivering year-on-year organic volume growth.
•  Net earnings increased 19 percent to $8.07 billion. Net earnings increased behind sales growth, the addition of Gillette and operating profit margin improvement.
•  Diluted net earnings per share were $2.37, an increase of 13 percent versus the comparable prior year period.
•  Operating cash flow was $9.85 billion, an increase of 20 percent versus the prior year period. Free cash flow productivity was 97 percent. Free cash flow productivity is defined as the ratio of operating cash flow less capital expenditures to net earnings.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2007
The following discussion provides a review of results for the three months ended March 31, 2007 versus the three months ended March 31, 2006.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information
	Three Months Ended March 31
	2007	2006	% CHG
NET SALES	$18,694	$17,250	8%
COST OF PRODUCTS SOLD	9,057	8,340	9%
GROSS MARGIN	9,637	8,910	8%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	5,991	5,559	8%
OPERATING INCOME	3,646	3,351	9%
TOTAL INTEREST EXPENSE	279	301
OTHER NON-OPERATING INCOME, NET	169	79
EARNINGS BEFORE INCOME TAXES	3,536	3,129	13%
INCOME TAXES	1,024	918

NET EARNINGS	2,512	2,211	14%

EFFECTIVE TAX RATE	29.0%	29.3%

PER COMMON SHARE:
BASIC NET EARNINGS	$0.78	$0.67	16%
DILUTED NET EARNINGS	$0.74	$0.63	17%
DIVIDENDS	$0.31	$0.28	11%
AVERAGE DILUTED SHARES OUTSTANDING	3,397.3	3,510.5

COMPARISONS AS A % OF NET SALES
COST OF PRODUCTS SOLD	48.4%	48.3%	10
GROSS MARGIN	51.6%	51.7%	(10)
S SELLING, GENERAL & ADMINISTRATIVE EXPENSE	32.0%	32.2%	(20)
OPERATING MARGIN	19.5%	19.4%	10
EARNINGS BEFORE INCOME TAXES	18.9%	18.1%	80
NET EARNINGS	13.4%	12.8%	60

Net sales for the quarter were up eight percent to $18.69 billion. All reportable segments except the Snacks, Coffee and Pet Care segment grew sales in the quarter, led by double-digit growth in Fabric Care and Home Care, Health Care and Baby Care and Family Care. Volume increased six percent with each geographic region delivering year-on-year growth, led by double-digit growth in developing regions.  Organic volume also increased six percent behind high single-digit growth in Fabric Care and Home Care and Baby Care and Family Care, with declining volume in Snacks, Coffee and Pet Care. Tide, Ariel, Downy, Charmin, Head & Shoulders, Olay, Always and Prilosec OTC each posted double-digit volume growth in the quarter. Price increases across most of our reportable segments contributed one percent to sales growth but were offset by a negative one percent mix impact from a less premium product mix across several segments and disproportionate growth in developing regions, where selling prices are below the Company average. Foreign exchange added an additional two percent to sales growth. Organic sales increased six percent during the quarter.

	Net Sales Change Drivers 2007 vs. 2006 (Three Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth	Net Sales Growth ex-FX
Beauty and Health
Beauty	3%	4%	3%	1%	1%	8%	5%
Health Care	6%	6%	2%	1%	1%	10%	8%
Household Care
Fabric Care and Home Care	10%	9%	2%	0%	0%	12%	10%
Baby Care and Family Care	8%	8%	3%	1%	(2)%	10%	7%
Snacks, Coffee and Pet Care	(2)%	(2)%	1%	3%	(2)%	0%	(1)%
Gillette GBU
Blades and Razors	4%	4%	4%	2%	(2)%	8%	4%
Duracell and Braun	0%	3%	3%	2%	(2)%	3%	0%
Total Company	6%	6%	2%	1%	(1)%	8%	6%
     Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin was down 10-basis points in the quarter to 51.6% of net sales. Commodity cost increases had a negative impact on gross margin of approximately 50-basis points but were more than offset by scale leverage from volume growth, price increases and cost savings projects. A number of one-time items during the quarter, including net charges related to the integration of Gillette, supply chain restructuring projects and the impacts of a pet food recall, reduced gross margin versus the prior year period by approximately 50-basis points.

Total selling, general and administrative expenses (SG&A) increased eight percent, or $432 million, during the quarter. Total SG&A as a percentage of net sales was down 20-basis points, primarily behind overhead spending during the quarter, partially offset by the impact of a favorable legal settlement in the year-ago period. Overhead spending as a percentage of net sales was down primarily due to volume scale leverage, overhead cost controls and Gillette synergy savings.

Interest expense for the quarter decreased by $22 million versus the year-ago period primarily due to lower gross debt. Other non-operating income was up $90 million year-on-year. The increase was primarily due to the gains on certain minor Beauty brand divestitures which closed during the quarter.

Net earnings increased 14 percent to $2.51 billion behind sales growth and profit margin expansion. Diluted net earnings per share were $0.74, up 17 percent versus the prior year. Earnings per share growth exceeded net earnings growth due to share repurchases, primarily under the $20.1 billion share buyback program in connection with the Gillette acquisition, which was completed in July 2006.

RESULTS OF OPERATIONS - Nine Months Ended March 31, 2007
The following discussion provides a review of results for the nine months ended March 31, 2007 versus the nine months ended March 31, 2006.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information
	Nine Months Ended March 31
	2007	2006	% CHG
NET SALES	$57,204	$50,380	14%
COST OF PRODUCTS SOLD	27,210	24,231	12%
GROSS MARGIN	29,994	26,149	15%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	17,945	15,849	13%
OPERATING INCOME	12,049	10,300	17%
TOTAL INTEREST EXPENSE	976	819
OTHER NON-OPERATING INCOME, NET	429	221
EARNINGS BEFORE INCOME TAXES	11,502	9,702	19%
INCOME TAXES	3,430	2,916

NET EARNINGS	8,072	6,786	19%

EFFECTIVE TAX RATE	29.8%	30.1%

PER COMMON SHARE:
BASIC NET EARNINGS	$2.51	$2.22	13%
DILUTED NET EARNINGS	$2.37	$2.10	13%
DIVIDENDS	$0.93	$0.84	11%
AVERAGE DILUTED SHARES OUTSTANDING	3,405.7	3,235.4

COMPARISONS AS A % OF NET SALES
COST OF PRODUCTS SOLD	47.6%	48.1%	(50)
GROSS MARGIN	52.4%	51.9%	50
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.4%	31.5%	(10)
OPERATING MARGIN	21.1%	20.4%	70
EARNINGS BEFORE INCOME TAXES	20.1%	19.3%	80
NET EARNINGS	14.1%	13.5%	60

Net sales fiscal year to date increased 14 percent to $57.20 billion behind 11 percent volume growth, including an additional three months of Gillette results during the current fiscal year to date period versus the comparable year ago period. Organic volume grew five percent with broad-based growth across the business. Every reportable segment delivered year-on-year organic volume growth driven by product initiatives including Tide Simple Pleasures, Febreze Noticeables, Pantene Color Expressions, Olay Regenerist and Definity and the Head & Shoulders and Herbal Essences restages. Price increases taken across several segments added one percent to sales growth while favorable foreign exchange trends had a positive two percent impact. Product mix had no net impact on sales growth as the favorable mix impact from the additional period of Gillette results was offset by disproportionate growth in developing regions, where unit selling prices are below the Company average. Organic sales increased six percent fiscal year to date.

	Net Sales Change Drivers 2007 vs. 2006 (Nine Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth	Net Sales Growth ex-FX
Beauty and Health
Beauty	5%	5%	3%	0%	1%	9%	6%
Health Care	10%	3%	2%	2%	1%	15%	13%
Household Care
Fabric Care and Home Care	8%	7%	2%	1%	0%	11%	9%
Baby Care and Family Care	5%	5%	2%	1%	(1)%	7%	5%
Snacks, Coffee and Pet Care	1%	1%	1%	1%	1%	4%	3%
Gillette GBU
Blades and Razors	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Duracell and Braun	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Total Company	11%	5%	2%	1%	0%	14%	12%
          Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin increased 50-basis points for the fiscal year to date period to 52.4% of net sales. Higher commodity costs had a negative gross margin impact of approximately 80-basis points. Scale leverage from organic volume growth, price increases and cost savings projects more than offset the commodity cost increase. The mix benefit of an additional three months of Gillette in the current fiscal year to date period added approximately 40-basis points due to higher average margins in the Blades and Razors segment.

Total selling, general and administrative expenses (SG&A) increased 13%, or $2.10 billion fiscal year to date. The additional three months of Gillette in the current fiscal year to date period accounted for approximately $1.08 billion of the SG&A increase, including approximately $160 million of incremental acquisition-related expenses. The acquisition-related expenses are primarily comprised of increased intangible asset amortization resulting from revaluing intangible assets in the opening balance sheet of the acquired Gillette business and integration-related expenses. Total SG&A as a percentage of net sales decreased by 10-basis points as lower overhead spending as a percentage of net sales on our base business (excluding Gillette) driven by volume scale leverage, overhead cost control and synergies from the Gillette integration activities more than offset the impact of higher acquisition-related expenses.

Interest expense fiscal year to date increased by $157 million versus the prior year period. The increase was driven by the financing cost of debt issued to fund the share repurchase program associated with the Gillette acquisition. The share repurchase program was completed during the first quarter of the fiscal year. We repurchased $20.1 billion of shares under the program since its inception.

Other non-operating income increased during the fiscal year to date period by $208 million versus the base year period primarily as a result of the gains on certain minor Beauty divestitures including Pert in North America and Sure, as well as higher interest income.

Net earnings increased 19 percent to $8.07 billion behind organic sales growth, the impacts from the addition of Gillette, including financing and other acquisition-related expenses, and profit margin expansion. Diluted net earnings per share were $2.37, up 13 percent versus the prior year. Earnings per share growth lagged net earnings growth due to a net increase in the weighted average shares outstanding in the current year to date period (incremental shares issued in conjunction with the Gillette acquisition on October 1, 2005, net of share repurchases, primarily under the Gillette repurchase program).

BUSINESS SEGMENT DISCUSSION- Three and Nine Months Ended March 31, 2007
The following discussion provides a review of results by business segment. Analyses of the results for the three and nine months ended March 31, 2007 are provided compared to the same three and nine month period ended March 31, 2006. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and nine months ended March 31, 2007 versus the comparable prior year period (Amounts in millions):

	Three Months Ended March 31, 2007
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$5,620	8%	$1,112	7%	$805	9%
Health Care	2,189	10%	529	36%	347	31%
Beauty and Health	7,809	8%	1,641	15%	1,152	15%

Fabric Care and Home Care	4,738	12%	1,031	22%	685	21%
Baby Care and Family Care	3,268	10%	606	15%	382	17%
Snacks, Coffee and Pet Care	1,090	0%	191	(5)%	116	(3)%
Household Care	9,096	10%	1,828	16%	1,183	17%

Blades and Razors	1,284	8%	405	12%	294	11%
Duracell and Braun	789	3%	29	(62)%	18	(67)%
Gillette GBU	2,073	6%	434	(1)%	312	(2)%

Total Business Segments	18,978	9%	3,903	13%	2,647	13%
Corporate	(284)	N/A	(367)	N/A	(135)	N/A
Total Company	18,694	8%	3,536	13%	2,512	14%

	Nine Months Ended March 31, 2007
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$17,107	9%	$3,644	11%	$2,685	13%
Health Care	6,771	15%	1,772	25%	1,204	25%
Beauty and Health	23,878	11%	5,416	15%	3,889	17%

Fabric Care and Home Care	14,172	11%	3,142	14%	2,112	14%
Baby Care and Family Care	9,486	7%	1,754	13%	1,106	13%
Snacks, Coffee and Pet Care	3,406	4%	567	14%	353	15%
Household Care	27,064	8%	5,463	14%	3,571	14%

Blades and Razors	3,865	65%	1,272	73%	932	74%
Duracell and Braun	3,112	52%	492	54%	331	51%
Gillette GBU	6,977	59%	1,764	67%	1,263	67%

Total Business Segments	57,919	14%	12,643	20%	8,723	21%
Corporate	(715)	N/A	(1,141)	N/A	(651)	N/A
Total Company	57,204	14%	11,502	19%	8,072	19%

BEAUTY AND HEALTH

Beauty
Beauty net sales were up eight percent during the quarter to $5.62 billion. Volume increased three percent with organic volume up four percent. Volume growth was driven by double-digit growth in skin care and prestige fragrances and high-single digit growth in feminine care behind Olay Regenerist, Olay Definity, Dolce & Gabbana and Hugo Boss and Always. Hair care organic volume was up mid-single digits behind Head & Shoulders and Herbal Essences growth. Volume growth in these categories was partially offset by softness in the balance of the categories and the impact of the divestiture of several minor brands including Pert in North America and Sure. Volume and sales growth were also negatively impacted by lower sales on SK-II as the brand continues to recover from prior period business disruptions in Asia.  Carryover price increases, primarily in feminine care, contributed one percent to sales growth. Positive product mix from disproportionate prestige fragrance growth added an additional one percent to sales growth. Foreign exchange had a positive three percent impact on net sales. Organic sales increased five percent. Net earnings in Beauty were up nine percent to $805 million behind sales growth. Earnings margin was roughly in-line with the prior year period as higher marketing spending as a percentage of net sales was largely offset by the impact of divestiture gains on minor Beauty brands.

Beauty fiscal year to date net sales increased nine percent to $17.11 billion. Both unit volume and organic volume increased five percent for the period. Skin care volume was up high-single digits behind Olay Definity and Regenerist. Hair care volume increased mid-single digits driven by product initiatives on Pantene, Head & Shoulders and Herbal Essences. Feminine care volume increased mid-single digits due to market share growth on Always and Tampax behind the Always Clean and Fresh initiatives and product upgrades on Tampax Pearl. Prestige fragrances volume increased double-digits behind the Dolce and Gabbana “The One” launch. Disproportionate growth in prestige fragrances had a positive mix impact of one percent on sales growth while favorable foreign exchange had a three percent impact. Beauty organic sales were up five percent fiscal year to date, including a negative impact from the sales disruption in Asia resulting from the temporary suspension of SK-II shipments in China. Net earnings increased 13 percent to $2.69 billion behind sales growth and earnings margin improvement.  Earnings margin increased 60-basis points due to divestiture gains on minor Beauty brands and lower SG&A as a percent of sales, partially offset by the impact of the SK-II disruption. SG&A as a percent of sales improved as the scale benefits of volume growth and lower overhead spending as a percentage of net sales more than offset higher marketing spending as a percentage of net sales.

Health Care
Health Care net sales increased 10 percent to $2.19 billion during the quarter behind six percent volume growth. Oral care volume was up mid-single digits, driven by double-digit growth in developing regions behind market share gains. Pharmaceuticals and personal health care volume was up mid-single digits as growth on Prilosec OTC and Vicks more than offset softness in pharmaceuticals. Prilosec OTC volume increased double-digits behind a two point increase in U.S. market share and a base period that was depressed due to customer inventory builds ahead of a prior period price increase. Price increases, primarily in pharmaceuticals and personal health care, added one percent to sales growth while a more premium product mix added an additional one percent. Favorable foreign exchange had a two percent impact on net sales. Health Care net earnings grew 31 percent to $347 million during the quarter behind sales growth and higher earnings margin. Earnings margin improved 260-basis points for the quarter behind volume scale leverage, lower product costs, Gillette synergy savings and lower research and development costs in our pharmaceuticals business driven by the timing of clinical milestone payments.

Health Care net sales were $6.77 billion fiscal year to date, up 15 percent versus the comparable prior year period on 10 percent volume growth. Sales and volume increased as a result of three additional months of Gillette oral care results in the current fiscal year period and growth on the base P&G business. Health Care organic sales increased six percent fiscal year to date behind three percent organic volume growth. Oral care organic volume grew mid-single digits driven by high-single digit growth in developing regions behind market share gains. Pharmaceuticals and personal health volume increased low-single digits behind growth on Prilosec OTC and Vicks. Pricing, primarily in pharmaceuticals and personal health, contributed two percent to segment sales growth while a more premium product mix added an additional one percent. Foreign exchange had a positive two percent impact on net sales. Net earnings grew 25 percent fiscal year to date to $1.20 billion behind organic sales growth, the addition of Gillette oral care and earnings margin expansion. Earnings margin increased 140-basis points as lower SG&A as a percent of sales and lower product costs more than offset the negative mix impact on gross margin from the addition of the Gillette oral care business.  SG&A improved as a percentage of net sales due to volume scale leverage, lower research and development costs in our pharmaceuticals business driven by the timing of clinical milestone payments and Gillette synergy savings.

HOUSEHOLD CARE

Fabric Care and Home Care
Fabric Care and Home Care net sales increased 12 percent during the quarter to $4.74 billion driven by a 10 percent increase in unit volume. Volume growth was balanced across both the fabric care and the home care businesses and across all regions. Each geographic region delivered high-single digit or above volume growth. Key brands drove the growth with Tide, Ariel, Downy, Swiffer and Cascade each posting double-digit volume growth for the quarter. Favorable foreign exchange added two percent to sales growth. Net earnings increased 21 percent during the quarter to $685 million behind sales growth and a 110-basis point earnings margin expansion from lower SG&A as a percentage of net sales. SG&A benefited from lower overhead and marketing spending as a percentage of net sales.  Manufacturing cost savings, volume scale leverage and cost savings initiatives offset higher commodity costs.

Fabric Care and Home Care fiscal year to date net sales increased 11 percent to $14.17 billion behind eight percent volume growth. Volume growth was broad-based across regions with mid-single digit increases in developed regions and double-digit growth in developing regions. Both fabric care and home care grew volume high-single digits behind product initiatives such as Tide Simple Pleasures, Gain Joyful Expressions, Febreze Noticeables, upgrades on Swiffer and the launch of Fairy auto-dishwashing in Western Europe. The impact of previously executed price increases added one percent to sales growth while favorable foreign exchange had a positive two percent impact. Net earnings increased 14 percent to $2.11 billion behind sales growth and a 50-basis point improvement in net earnings margin. Earnings margin improved behind lower overhead expenses as a percentage of net sales. Scale benefits of volume growth and cost savings projects offset higher commodity costs.

Baby Care and Family Care
Baby Care and Family Care net sales increased 10 percent to $3.27 billion during the quarter behind eight percent unit volume growth. Baby care volume was up high-single digits, led by double-digit growth in developing regions behind market share growth. In developed regions, baby care volume increased mid-single digits, driven largely by the Caterpillar stretch initiative on Pampers Baby Dry in North America and Western Europe. Family care volume increased high-single digits behind product performance improvements on Bounty and continued growth on Bounty Basics and Charmin Basics. Pricing in North America family care added one percent to segment sales growth. Disproportionate growth in developing regions and on the Basics products, which have lower average selling prices, drove a negative two percent mix impact. Favorable foreign exchange added three percent to sales. Net earnings in Baby Care and Family Care increased 17 percent during the quarter to $382 million behind sales growth and a 70-basis point increase in earnings margin. The earnings margin expansion was driven by lower SG&A from reduced marketing and overhead spending as a percentage of net sales.  Volume scale leverage and manufacturing cost savings projects largely offset the impact of higher pulp costs.

Baby Care and Family Care net sales increased seven percent fiscal year to date to $9.49 billion behind five percent volume growth. Baby care volume increased mid-single digits with developing regions up double-digits. In developed regions, baby care volume was up low-single digits as growth on Pampers Baby Stages of Development and Caterpillar stretch more than offset softness on Pampers in Western Europe and Luvs in North America from lower competitor pricing of both branded and private label products. Family care volume increased low-single digits globally. Family care organic volume was up mid-single digits behind product performance improvements on Bounty and continued growth on Bounty Basics and Charmin Basics. Price increases in North America family care added one percent to sales growth while disproportionate growth in developing regions and on the Basics products led to a negative one percent mix impact. Favorable foreign exchange added two percent to sales growth. Net earnings in Baby Care and Family Care increased 13 percent fiscal year to date to $1.11 billion behind sales growth and a 70-basis point improvement in net earnings margin. Earnings margin expansion was driven by lower overhead and marketing expenses as a percentage of net sales. Manufacturing cost savings and volume scale leverage offset the impact of higher pulp costs.

Snacks, Coffee and Pet Care
Snacks, Coffee and Pet Care net sales were in-line with the prior year period at $1.09 billion. Volume was down two percent during the quarter as high-single digit growth in snacks was more than offset by the impacts of a reduction in coffee trade inventory and a pet food recall. In coffee, U.S. market share on Folgers was up one point versus the prior year period. However, volume was down primarily due to lower year-on-year trade inventory levels. Trade inventory levels decreased during the current quarter due to the impact of a January price increase on Folgers coupled with heavy competitive promotion activity. Pet care volume declined due to strong competitive activity and the impacts of a voluntary pet food recall of some Iams and Eukanuba wet pet foods in March. Snacks volume increased behind the Pringles Select and Minis initiatives. Pricing contributed three percent to segment net sales growth following a January price increase on Folgers. Disproportionate growth in snacks, which has a lower selling price than the segment average, resulted in a negative two percent mix impact. Favorable foreign exchange added one percent to sales. Net earnings were down three percent to $116 million during the quarter as higher commodity costs across the segment and expenses associated with the pet food recall more than offset the base period impacts related to Hurricane Katrina and an additional insurance recovery from Katrina in the current period.

Snacks, Coffee and Pet Care net sales increased four percent fiscal year to date to $3.41 billion. Volume was up one percent as growth in coffee was largely offset by a decline in pet care and flat volume in snacks.  Coffee volume was up high-single digits primarily due to a weak base period that included a reduction in the coffee business from Hurricane Katrina and current period volume from the recent launches of Folgers Simply Smooth and Gourmet Selections. Pet care volume was down versus the year-ago period due to strong competitive activity and the impacts of a voluntary pet food recall of the Iams and Eukanuba wet pet foods in March 2007. Price increases in coffee, product mix from disproportionate coffee growth and foreign exchange each had a positive one percent impact on sales. Net earnings increased 15 percent to $353 million fiscal year to date. Earnings increased primarily due to base period impacts related to Hurricane Katrina, which more than offset the impacts of higher commodity costs and expenses associated with the pet food recall in the current period.

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

In order to provide our investors with more insight into the results of the Blades and Razors and Duracell and Braun reporting segments, we have previously provided supplemental pro forma net sales and earnings data for these segments for the quarter ended September 30, 2005 (as presented in our Form 8-K released November 22, 2005). Management’s discussion of the current quarter results is in relation to the comparable prior year reported net sales and net earnings results. The fiscal year to date results of these two segments is in relation to comparable prior year results including pro forma net sales and earnings data for the July - September 2005 period and reported results for the October 2005 - March 2006 period. With respect to the earnings data, the fiscal year to date analysis is based on earnings before income taxes. The previously disclosed Blades and Razors and Duracell and Braun pro forma information reconciled “Profit from Operations,” the measure used by Gillette in its historical filings, to Earnings before Income Taxes, the comparable measure used by the Company. Gillette did not allocate income tax expense to its reporting segments.

Blades and Razors
Net sales in Blades and Razors increased eight percent to $1.28 billion behind four percent volume growth. In developing regions, volume increased high-teens behind double-digit growth on Mach 3. Volume in developed regions was down due to the base period launch of Fusion in North America, the segment’s largest region. Current period volume did benefit from continued expansion of Fusion with current quarter launches in several European countries and in Australia. Pricing across most shaving systems contributed two percent to sales growth, while disproportionate growth in developing regions resulted in a negative two percent mix impact. Foreign exchange added four percent to sales growth. Net earnings were up 11 percent during the quarter to $294 million behind sales growth and a 60-basis point increase in earnings margin.  Earnings margin was up as gross margin expansion from a more favorable product mix driven by Fusion more than offset higher marketing and overhead expenses as a percentage of net sales.  Overhead expenses increased year-on-year due to the inclusion of Gillette into P&G’s corporate allocations systems.  This had no net impact on the Company’s total overhead expense as the offsetting reductions are spread across the Beauty and Health and the Household Care GBUs.

Net sales in Blades and Razors increased 10 percent fiscal year to date to $3.87 billion versus the comparable pro forma prior year period. Net sales increased primarily behind growth on Fusion in developed regions and on Mach 3 in developing regions. Overall, volume/mix contributed six percent to sales growth while price increases taken across most shaving systems added one percent. Favorable foreign exchange had a three percent impact on net sales. Earnings before income taxes increased 14 percent to $1.27 billion versus the comparable prior year pro forma results, including $65 million of incremental acquisition-related charges in the current fiscal year period. The incremental acquisition-related charges are comprised of amortization charges from revaluing intangible assets in the opening balance sheet, partially offset by base period product costs related to revaluing Gillette’s opening balance sheet inventory balance. Amortization charges are higher in the current fiscal year to date period due to the extra three months of Gillette post-acquisition results in the current period. Earnings growth was driven by sales growth and synergy savings, partially offset by higher marketing investment behind Fusion, higher overhead expenses and acquisition-related charges. Overhead expenses are up year-on-year due to the integration of the Gillette GBU into the Company’s corporate allocations systems in the current period. Net earnings were $932 million fiscal year to date.

Duracell and Braun
Net sales in Duracell and Braun increased three percent to $789 million. Unit volume for the segment was flat globally with organic volume up three percent. In Duracell, volume increased low-single digits driven by developing market growth. Developed market volumes were negatively impacted by high levels of competitive activity from both branded and private label competitors in North America and Western Europe. In Braun, unit volume was down globally as mid-single digit growth in developing regions was more than offset by the impact of the divestiture of thermometer and blood pressure devices. Braun organic volume increased mid-single digits behind the 360 Complete, Pulsonic and Contour male shavers. Price increases on Duracell contributed two percent to segment sales growth but were offset by a negative two percent mix impact driven in part by disproportionate growth in developing regions. Favorable foreign exchange added three percent to sales growth. Net earnings declined $36 million during the quarter to $18 million. Earnings were down primarily due to higher zinc costs and higher overheads resulting from the inclusion of Gillette into P&G’s corporate allocations systems.  This had no net impact on the Company’s total overhead expense as the offsetting reductions are spread across the Beauty and Health and the Household Care GBUs.

Net sales in Duracell and Braun increased five percent fiscal year to date to $3.11 billion versus the comparable prior year pro forma results. In Duracell, sales increased mid-single digits globally, led by double-digit growth in developing regions. In developed regions, Duracell organic sales were in-line with the prior year period due to high levels of competitive activity from both private label and branded competitors. In Braun, sales increased mid-single digits as the launch of 360 Complete and Contour razors in North America and Pulsonic razors in Germany and Japan more than offset softness in Western Europe household appliances, lower year-on-year winter holiday promotion activity in North America and the divestiture of thermometer and blood pressure devices. Overall, volume/mix in the Duracell and Braun segment contributed two percent to sales growth while favorable foreign exchange added three percent. Earnings before income taxes increased four percent fiscal year to date to $492 million versus the comparable prior year period pro forma results. Earnings were up behind sales growth and lower year-on-year acquisition-related expenses, partially offset by higher overhead expenses.  Acquisition-related charges were down primarily due to base period product costs related to revaluing Gillette opening balance sheet inventory level, which more than offset the impact of an additional three months of amortization charges in current year period from revaluing intangible assets in the opening balance sheet.  Overhead expenses as a percentage of net sales increased year-on-year due to the integration of the Gillette GBU into the Company's corporate allocations systems in the current period.  Net earnings were $331 million fiscal year to date.

Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items and the historical results of certain divested brands, including certain Gillette brands that were divested in fiscal 2006 as required by the regulatory authorities in relation to the Gillette acquisition. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Because both unconsolidated entities and less than 100% owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

Net earnings for the quarter were roughly in-line versus the prior year period. A curtailment gain resulting from the harmonization of U.S. postretirement income benefits between Gillette and P&G and lower interest expense were offset by the write-down of certain overhead-related manufacturing assets and a favorable legal settlement in the base period.

Net earnings for the fiscal year to date period were down $219 million primarily driven by increased interest expenses and higher restructuring and integration costs. Interest expense was up due to the financing costs of the share repurchase program announced in connection with the Gillette acquisition. The increase in restructuring expense is primarily related to costs incurred as part of the Gillette integration. These fiscal year to date cost increases were partially offset by the gains on the sale of certain minor brands including Pert in North America and Sure.

FINANCIAL CONDITION

Operating Activities
Cash generated fiscal year to date from operating activities was $9.85 billion versus $8.19 billion in the comparable prior year period. Net earnings, adjusted for non-cash items (primarily depreciation, amortization, share based compensation and deferred income taxes) provided $11.39 billion of operating cash. This was partially offset by an increase in working capital. Inventory was up primarily to support business growth and upcoming initiative launches. Accounts receivable increased due to business growth and continued temporary impacts related to the Gillette integration. Accounts payable was down as the Company continued its efforts to accelerate payments to suppliers in order to maximize payment discounts.

Investing Activities
Investing activities in the current year used $1.18 billion, compared to the prior year period cash use of $607 million.  Acquisitions used $167 million of cash behind several small acquisitions versus a net source of cash of $216 million in the prior year period from net cash received in the Gillette acquisition, which more than offset funding related to the settlement of a major portion of the Wella Domination liability. Investment securities generated $725 million due to a shift from auction rate securities to cash equivalent securities. Capital expenditures were $2.00 billion, or 3.5 percent of net sales during the fiscal year to date period.

Financing Activities
Total cash used by financing activities was $11.53 billion fiscal year to date versus $5.36 billion in the comparable prior year period. We repurchased $4.06 billion of treasury shares and reduced our debt position by $5.61 billion in the current fiscal year to date period. In the prior year period, we repurchased $10.60 billion of treasury shares funded in part by increases in our debt position of $6.76 billion during the period.

As of March 31, 2007 the Company’s current liabilities exceeded current assets by $8.21 billion. The key driver was the refinancing of a portion of our long-term credit facility with commercial paper. The Company anticipates being able to support its short-term liquidity through cash generated from operations. The Company also has very strong long- and short-term debt ratings which will enable it to continue to refinance this debt at favorable rates in commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.

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

Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales for the January - March quarter:

	Total Company	Beauty
Total Sales Growth	8%	8%
Less: Foreign Exchange Impact	(2)%	(3)%
Less: Acquisition/Divestiture Impact	0%	0%
Organic Sales Growth	6%	5%

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

	Total Company	Beauty	Health Care
Total Sales Growth	14%	9%	15%
Less: Foreign Exchange Impact	(2)%	(3)%	(2)%
Less: Acquisition/Divestiture Impact	(6)%	(1)%	(7)%
Organic Sales Growth	6%	5%	6%

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

Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Mar ’07	$9,853	$(1,996)	$7,857	$8,072	97%

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate dollar value of shares that may yet be purchased under our share repurchase program ($ in Billions) (3)
1/1/07-1/31/07	4,088,076	$64.23	0	0
2/1/07-2/28/07	6,646,413	$64.43	0	0
3/1/07-3/31/07	10,402,345	$62.47	0	0

(1)  None of these transactions were made pursuant to a publicly announced repurchase plan. The number of shares purchased was 21,136,834 for the quarter. This includes 231,883 shares acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

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

10-1   Summary of the Company’s Short Term Achievement Reward Program, and related correspondence and terms and conditions.*

10-2   Summary of the Company’s Business Growth Program, and related correspondence and terms and conditions.*

10-3    Form of Separation Agreement and Release.*

11       Computation of Earnings per Share.

12       Computation of Ratio of Earnings to Fixed Charges.

31.1    Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

31.2    Rule 13a-14(a)/15d-15(a) Certification - Chief Financial Officer

32.1    Section 1350 Certifications - Chief Executive Officer

32.2    Section 1350 Certifications - Chief Financial Officer

* Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                THE PROCTER & GAMBLE COMPANY

May 2, 2007                                                /s/   VALARIE L. SHEPPARD
Date                                                                 Valarie L. Sheppard
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

10-1   Summary of the Company’s Short Term Achievement Reward Program, and related correspondence and terms and conditions.

10-2   Summary of the Company’s Business Growth Program, and related correspondence and terms and conditions.

10-3    Form of Separation Agreement and Release.

11       Computation of Earnings per Share.

12       Computation of Ratio of Earnings to Fixed Charges.

31.1    Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

31.2    Rule 13a-14(a)/15d-15(a) Certification - Chief Financial Officer

32.1    Section 1350 Certifications - Chief Executive Officer

32.2    Section 1350 Certifications - Chief Financial Officer