Form 10-K
period 2007-06-30
PROCTER & GAMBLE CO
filed 2007-08-28
CIK 80424

THE PROCTER & GAMBLE COMPANY
AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
TO THE
SECURITIES AND EXCHANGE COMMISSION
FOR THE
YEAR ENDED JUNE 30, 2007
******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to $203 billion on December 31, 2006.
There were 3,120,750,759 shares of Common Stock outstanding as of July 31, 2007.
Documents Incorporated By Reference
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2007 are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PART I
Item 1. Business.
     Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis, which appears on pages 31-48; Note 1, Summary of Significant Accounting Policies, which appears on pages 54-56; Note 2, Acquisitions, which appears on pages 56-57; and Note 12, Segment Information, which appears on pages 67-68 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007. Unless the context indicates otherwise, the terms the “Company,” “P&G,” “we,” “our” or “us” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.
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
Financial Information About Segments
     In fiscal year 2007, the Company was organized into three Global Business Units: Beauty and Health; Household Care; and Gillette GBU. We had seven reportable segments under U.S. GAAP: Beauty; Health Care; Fabric Care and Home Care; Snacks, Coffee and Pet Care; Baby Care and Family Care; Blades and Razors; and Duracell and Braun. Many of the factors necessary for an understanding of these businesses are similar. Operating margins of the individual businesses vary slightly due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets of each business and products. None of our businesses are highly seasonal except our Duracell and Braun businesses which have a disproportionately high level of sales in the December quarter due to the December holiday season. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.
     We recently announced a number of changes to our organization structure and certain of our key leadership positions, which resulted in changes to our GBU and segment structure, effective fiscal year 2008. Specifically, our fiscal 2008 structure is comprised of three GBUs with a total of six reportable segments:

Global Business Units	Reportable Segments
Beauty	• Beauty

• Grooming

Health and Well Being	• Health Care

• Snacks, Coffee and Pet Care

Household Care	• Fabric Care and Home Care

• Baby Care and Family Care
     The businesses that previously comprised the Gillette GBU will now be included within the Beauty and Household Care GBUs. As a result of these moves, the Duracell and Braun businesses will no longer comprise a separate reportable segment. The Braun business will be managed and combined with the Blades and Razors business to form the “Grooming” reportable segment within the Beauty GBU. The Grooming reportable segment will also include all shave prep products currently being reported within the Beauty reportable segment. The Duracell business will be moved to our Household Care GBU and will be reported as part of our Fabric Care and Home Care reportable segment. Finally, our feminine care business, which was part of our Beauty GBU and reportable segment, will now be moved to our Health and Well Being GBU and will be managed and reported as part of the Health Care reportable segment.
     These changes were effective as of July 1, 2007. They will be reflected in our segment reporting beginning in fiscal year 2008, at which time our historical segment reporting will also be restated to reflect the new structure. The GBU and segment discussion in this Form 10-K reflects the organizational structure that existed through June 30, 2007.
     Additional information about our businesses can be found in Management’s Discussion and Analysis, pages 31-48, and Note 12, Segment Information, which appears on pages 67-68 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007.
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

     Key Product Categories. In 2007, one product category accounted for 10% or more of consolidated net sales. The laundry category constituted approximately 16% of net sales for fiscal years 2007 and 2006 and 17% of net sales in fiscal year 2005. In fiscal year 2005, we had three product categories, including the laundry category described above, that accounted for 10% or more of consolidated net sales. The diaper category represented approximately 11% of net sales in fiscal year 2005. The retail hair care category accounted for approximately 10% of net sales in fiscal year 2005. Fiscal year 2006 net sales percentages for the above categories decreased due to the addition of The Gillette Company on October 1, 2005.
     Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 15% of our total revenue in both 2007 and 2006 and 16% of total revenue in 2005. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 30% of total unit volume in 2007, compared to 31% in 2006 and 32% in 2005. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
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
     Research and Development Expenditures. Research and development expenditures enable P&G to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of its consumers. Total research and development expenses were $2,112 million in 2007, $2,075 million in 2006 and $1,940 million in 2005.

     Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2008.
     Employees. The Company has approximately 138,000 employees. During the fiscal year, approximately 2,200 employee positions were eliminated from the Company as a result of the Gillette integration. This brings the total positions eliminated as a result of the Gillette integration to approximately 5,000.
Financial Information About Foreign and Domestic Operations
     Net sales in the United States account for approximately 42% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2007	2006	2005
North America	46%	47%	48%
Western Europe	23%	23%	24%
Northeast Asia	4%	4%	5%
Developing Markets	27%	26%	23%
     Developing markets include Latin America, Central & Eastern Europe/Middle East and Africa, Greater China, and ASEAN/Australasia/India.
     Net sales and assets in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2007	2006	2005	2007	2006	2005
United States	$31,946	$29,462	$25,342	$73,527	$75,444	$25,399
International	44,530	38,760	31,399	64,487	60,251	36,128
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

     The acquisition of The Gillette Company provides us with global market leadership in male grooming, selected female grooming products, alkaline batteries and in manual and power toothbrushes. Total sales for The Gillette Company during its most recent pre-acquisition year ended December 31, 2004 were $10.5 billion.
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
A material change in consumer demand for our products could have a significant impact on our business.
     We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers. This is dependent on a number of factors including our ability to develop effective sales, advertising and marketing programs in an increasingly fragmented media environment. We expect to achieve our financial targets, in part, by shifting our portfolio towards faster growing, higher margin businesses. If demand and growth rates fall substantially below expected levels or our market share declines significantly in these businesses, our results could be negatively impacted. This could occur due to unforeseen negative economic or political events or to changes in consumer trends and habits. In addition, our continued success is dependent on leading-edge innovation, with respect to both products and operations. This means we must be able to obtain patents that lead to the development of products that appeal to our consumers across the world.
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
     Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Our costs in 2007 were impacted by higher commodity costs and this trend is likely to continue in 2008. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects (including outsourcing projects), sourcing decisions and certain hedging transactions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements.
We face risks associated with significant international operations.
     We conduct business across the globe with a significant portion of our sales outside the United States. We expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. Should growth rates or our market share fall substantially below expected levels in these regions, our results could be negatively impacted. In addition, economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend in part on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption due to terrorist and other hostile activities.
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
If the reputation of one or more of our leading brands erodes significantly, it could have a material impact on our financial results.
     Our Company’s financial success is directly dependent on the success of our brands, particularly our billion-dollar brands. The success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our Company’s results could be impacted if one of our leading brands suffers a substantial impediment to its reputation due to real or perceived quality issues.
A material change in customer relationships or in customer demand for our products could have a significant impact on our business.
     Our success is dependent on our ability to successfully manage relationships with our retail trade customers. This includes our ability to offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Further, there is a continuing trend towards retail trade consolidation and this leads to more complex work across broader geographic boundaries for both us and key retailers. This can be particularly difficult when major customers are addressing local trade pressures or local law and regulation changes. Further, our business would be negatively impacted if a key customer were to significantly reduce the range or inventory level of our products.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     In the United States, we own and operate 39 manufacturing facilities located in 23 different states. In addition, we own and operate 105 manufacturing facilities in 41 other countries. Many of the domestic and international facilities produce products for multiple businesses.

Beauty products are manufactured at 52 of these locations; Health Care products are manufactured at 21 of these locations; Fabric Care and Home Care products at 42; Baby Care and Family Care products at 33; Pet Care, Snacks and Coffee products at 15; Blades and Razors at 8; and Duracell and Braun products at 12. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.

Executive Officers of the Registrant
     The names, ages and positions held by the executive officers of the Company on August 28, 2007 are:

			Elected to
Name	Position	Age	Officer Position
Alan G. Lafley	Chairman of the Board and Chief Executive Officer Director since June 8, 2000	60	1992

Bruce L. Byrnes	Vice Chairman of the Board - Global Brand Building Training Director since April 8, 2002	59	1991

Susan E. Arnold	President – Global Business Units	53	2004

Robert A. McDonald	Chief Operating Officer	54	1999

Clayton C. Daley, Jr.	Vice Chairman & Chief Financial Officer	55	1998

Werner Geissler	Vice Chairman – Global Operations	54	2007

E. Dimitri Panayoptopoulos	Vice Chairman – Global Household Care	55	2007

Robert A. Steele	Vice Chairman – Global Health & Well Being	52	2007

Richard L. Antoine	Global Human Resources Officer	61	1998

G. Gilbert Cloyd	Chief Technology Officer	61	2000

R. Keith Harrison, Jr.	Global Product Supply Officer	59	2001

James J. Johnson	Chief Legal Officer and Secretary	60	1991

Mariano Martin	Global Customer Business Development Officer	54	2003

Charlotte R. Otto	Global External Relations Officer	54	1996

Filippo Passerini	Chief Information Officer and Global Services Officer	50	2003

Valarie L. Sheppard	Vice President and Comptroller	43	2005

James R. Stengel	Global Marketing Officer	52	2001
All of the Executive Officers named above have been employed by the Company for more than five years.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total Number of	value of shares that
			Shares Purchased as	may yet be purchased
			Part of Publicly	under our share
	Total Number of	Average Price	Announced Plans or	repurchase program
Period	Shares Purchased(1)	Paid per Share(2)	Programs (3)	($ in Billions) (3)
4/1/07-4/30/07	4,822,807	$63.33	0	0
5/1/07-5/31/07	6,355,841	$62.75	0	0
6/1/07-6/30/07	12,994,545	$62.35	0	0

(1)	None of these transactions were made pursuant to a publicly announced repurchase plan. All transactions were made in the open market or pursuant to a block purchase. The number of shares purchased was 24,173,193 for the quarter. This includes 77,523 shares acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	The Company’s share repurchases are made on a discretionary basis as part of the Company’s overall cash management strategy, which also includes capital expenditures, dividends, debt service, and strategic acquisitions.
     Additional information required by this item is incorporated by reference to Shareholder Information, which appears on page 72 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007, and Part III, Item 12 of this Form 10-K.
Item 6. Selected Financial Data.
     The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 54-56; Note 12, Segment Information, which appears on pages 67-68; and Financial Summary, which appears on page 73 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information required by this item is incorporated by reference to Management’s Discussion and Analysis, which appears on pages 31-48; Note 1, Summary of Significant Accounting Policies, which appears on pages 54-56; Note 2, Acquisitions, which appears on pages 56-57; Note 11, Commitments and Contingencies, which appears on pages 66-67; and Note 12, Segment Information, which appears on pages 67-68 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007.
     The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2007 and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information required by this item is incorporated by reference to the section entitled Other Information, which appears on pages 47-48, and Note 6, Risk Management Activities, which appears on pages 59-60 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007.
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data are incorporated by reference to pages 49-69 and 72-73 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007, but excluding the section entitled Shareholder Return Performance Graphs on page 73.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures.
     The Company’s Chairman of the Board and Chief Executive Officer, A. G. Lafley, and the Company’s Chief Financial Officer, Clayton C. Daley, Jr., performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.
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
Management’s Report on Internal Control over Financial Reporting.
     Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to page 29 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007.

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
     The information required by this item is incorporated by reference to pages 4-10, up to but not including the section entitled Board and Committee Meeting Attendance; to the section entitled Code of Ethics, which appears on page 11; and to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, which appears on page 48 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2007, pursuant to Regulation 14A which involved the election of directors. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
     The information required by this item is incorporated by reference to pages 14-46 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2007, pursuant to Regulation 14A which involved the election of directors, up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2007. The table includes the following plans: The 1968 Procter & Gamble Plan for the Use of Shares in Payment of Remuneration; The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan; The Gillette Company 1971 Stock Option Plan and The Gillette Company 2004 Long-Term Incentive Plan.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	288,196,574	$46.67	73,276,087
Equity compensation plans not approved by security holders (2)	70,589,629	$44.08	18,687,872
Total	358,786,203	$46.16	91,963,959

(1)	Includes The 1968 Procter & Gamble Plan for the Use of Shares in Payment of Remuneration; The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; and The Procter & Gamble 2003 Non-Employee Directors' Stock Plan.

(2)	Includes The Procter & Gamble 1992 Stock Plan (Belgian Version) and The Procter & Gamble Future Shares Plan; The Gillette Company 1971 Stock Option Plan; The Gillette Company 2004 Long-Term Incentive Plan.
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
     At the time of the first grant following Board approval of the plan, each employee of the Company not eligible for an award under the 1992 Stock Plan was granted options for 100 shares. From the date of this first grant through June 30, 2003, each new employee of the Company has also received options for 100 shares. Following the grant of options on June 30,

2003, the Company suspended this part of the plan and intends to make no further grants under this part of the plan. The plan will terminate on October 13, 2007.
     In addition to the grants above, annual grants of options for 100 shares are granted to approximately 3,000 employees who are not eligible for participation in the 2001 Stock and Incentive Compensation Plan in recognition of outstanding performance. The Company’s key managers are not eligible for such grants.
The Gillette Company 1971 Stock Option Plan
     No further grants can be made under the plan after April 25, 2005, although unexercised stock options previously granted under this plan remain outstanding. The plan was approved by shareholders of The Gillette Company and assumed by the Company upon the merger between The Procter & Gamble Company and The Gillette Company. All options became immediately vested and exerciseable on October 1, 2005 as a result of the merger. After the merger, all outstanding options became options to purchase shares of The Procter & Gamble Company subject to an exchange ratio of .975 shares of P&G stock per share of Gillette stock.
     The plan was designed to attract, retain and motivate key salaried employees of The Gillette Company and non-employee members of its Board of Directors. Under the plan, eligible participants receive the option to purchase Company stock at a pre-determined price which cannot be less than 100% of the fair market value per share at the time that the option is granted. The period of any option may not exceed ten years from the date of grant. Subject to adjustment for changes in the Company’s capitalization, the number of shares granted under the plan was not to exceed 198,000,000 shares.
     If a recipient leaves the employ of the Company for any reason other than death or discharge for cause, the recipient is permitted to exercise any vested options granted under the for a period between thirty days and five years after termination, depending on the circumstances of his/her departure. If a participant is discharged for cause, all options are immediately cancelled. If a participant dies while holding options, the options are exerciseable for a period of one to three years depending on the date of grant. In addition, the plan allows Gillette employees whose employment is terminated for “Good Reason” within two years after the effective date of the merger the ability to exercise remaining options for the shorter of five years following their termination date or the original life of the grant. Employees terminated for “Good Reason” who are also eligible to retire under a Company plan are allowed to exercise their options subject to the original terms of the grant.
The Gillette Company 2004 Long-Term Incentive Plan
     Shareholders of The Gillette Company approved The Gillette Company 2004 Long Term Incentive Plan on May 20, 2004, and the plan was assumed by the Company upon the merger between The Procter & Gamble Company and The Gillette Company. All options became immediately vested and exerciseable on October 1, 2005 as a result of the merger. After the merger, all outstanding options became options to purchase shares of The Procter & Gamble Company subject to an exchange ratio of .975 shares of P&G stock per share of Gillette stock. Only employees previously employed by the Gillette Company prior to October 1, 2005 are eligible to receive grants under this plan.
     The plan was designed to attract, retain and motivate employees of The Gillette Company, and until the effective date of the merger between The Gillette Company and The

Procter & Gamble Company, non-employee members of the Gillette Board of Directors. Under the plan, eligible participants are: (i) granted or offered the right to purchase stock options, (ii) granted stock appreciation rights and/or (iii) granted shares of the Company’s common stock or restricted stock units (and dividend equivalents). Subject to adjustment for changes in the Company’s capitalization and the addition of any shares authorized but not issued or redeemed under The Gillette Company 1971 Stock Option Plan, the number of shares to be granted under the plan is not to exceed 19,000,000 shares.
     Except in the case of death of the recipient, all stock options and stock appreciation rights must expire no later than ten years from the date of grant. The exercise price for all stock options granted under the plan must be equal to or greater than the fair market value of the Company’s stock on the date of grant. Any common stock awarded under the plan may be subject to restrictions on sale or transfer while the recipient is employed, as the committee administering the plan may determine.
     If a recipient of a grant leaves the Company while holding an unexercised option or right: (1) any unexercisable portions immediately become void, except in the case of death, retirement, special separation (as those terms are defined in the plan) or any grants as to which the Compensation Committee of the Board of Directors has waived the termination provisions; and (2) any exercisable portions immediately become void, except in the case of death, retirement, special separation, voluntary resignation that is not for Good Reason (as those terms are defined in the plan) or any grants as to which the Compensation Committee of the Board of Directors has waived the termination provisions. In addition, the plan allows Gillette employees whose employment was terminated for “Good Reason” within two years of the effective date of the merger the ability to exercise their options for the shorter of five years following their termination date or the original life of the grant. Employees terminated for “Good Reason” who are also eligible to retire under a Company plan are allowed to exercise their options subject to the original terms of the grant.
     Additional information required by this item is incorporated by reference to pages 46-48, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, of the Proxy Statement filed since the close of the fiscal year ended June 30, 2007, pursuant to Regulation 14A which involved the election of directors, including footnotes referenced therein.
Item 13. Certain Relationships and Related Transactions.
     The information required by this item is incorporated by reference to the sections entitled Director Independence, Review and Approval of Transactions with Related Persons and Transactions with Related Persons, which appear on pages 10-12 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2007, pursuant to Regulation 14A which involved the election of directors.
Item 14. Principal Accounting Fees and Services.
     The information required by this item is incorporated by reference to pages 49-51 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2007, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Report of the Audit Committee up to but not including the section entitled Proposal to Ratify Appointment of the Independent Registered Public Accounting Firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial Statements:

The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management’s report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
–	Management’s Report on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

–	Consolidated Statements of Earnings — for years ended June 30, 2007, 2006 and 2005

–	Consolidated Balance Sheets — as of June 30, 2007 and 2006

–	Consolidated Statements of Shareholders’ Equity — for years ended June 30, 2007, 2006 and 2005

–	Consolidated Statements of Cash Flows — for years ended June 30, 2007, 2006 and 2005

–	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits:

Exhibit (3-1) —	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on October 10, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended September 30, 2006), and related correspondence and terms and conditions.*

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006) which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).*

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).*

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).*

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the shareholders at the annual meeting on October 14, 2003 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2005), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-9) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).*

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-1)

of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program and related correspondence and terms and conditions.*

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2007).*

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).*

(10-13) —	Summary of personal benefits available to certain officers and non-employee directors.*

(10-14) —	$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2006).

(10-15) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-16) —	The Gillette Company 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-17) —	Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

(10-18) —	Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).*

(10-19) —	Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the

Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

(10-20) —	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-21) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-22) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-23) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-24) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-25) —	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).*

(10-26) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-27) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-28) —	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).*

(10-29) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006.*

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-74).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.

*	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY
	By	A.G. LAFLEY
(A.G. Lafley)
August 28, 2007		Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

A.G. LAFLEY (A.G. Lafley)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CLAYTON C. DALEY, JR. (Clayton C. Daley, Jr.)	Chief Financial Officer (Principal Financial Officer)

VALARIE L. SHEPPARD (Valarie L. Sheppard)	Vice President and Comptroller (Principal Accounting Officer)

BRUCE L. BYRNES (Bruce L. Byrnes)	Director	August 28, 2007

SCOTT D. COOK (Scott D. Cook)	Director

JOSEPH T. GORMAN (Joseph T. Gorman)	Director

RAJAT K. GUPTA (Rajat K. Gupta)	Director

Signature	Title	Date

CHARLES R. LEE (Charles R. Lee)	Director

LYNN M. MARTIN (Lynn M. Martin)	Director

W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director

JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 28, 2007

JOHN F. SMITH, JR. (John F. Smith, Jr.)	Director

RALPH SNYDERMAN, M.D. (Ralph Snyderman, M.D.)	Director

MARGARET C. WHITMAN (Margaret C. Whitman)	Director

ERNESTO ZEDILLO (Ernesto Zedillo)	Director

EXHIBIT INDEX

Exhibit (3-1) —	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on October 10, 2006) which was adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended September 30, 2006), and related correspondence and terms and conditions.

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus) (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006) which was adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2003).

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the shareholders at the annual meeting on October 14, 2003 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2005), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-9) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10- 1) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program, and related correspondence and terms and conditions.

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2007).

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).

(10-13) —	Summary of personal benefits available to certain officers and non-employee directors.

(10-14) —	$24,000,000,000 Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2006).

(10-15) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-16) —	The Gillette Company 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-17) —	Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-18) —	Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).

(10-19) —	Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-20) —	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-21) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-22) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-23) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-24) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-25) —	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

(10-26) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-27) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-28) —	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).

(10-29) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006.

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-74).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.