Form 10-Q
period 2007-09-30
PROCTER & GAMBLE CO
filed 2007-10-31
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-434

THE PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)

Ohio	31-0411980
(State of Incorporation)	(I.R.S. Employer Identification Number)

One Procter & Gamble Plaza, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)
(513) 983-1100
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 3,105,639,235 shares of Common Stock outstanding as of September 30, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-11
EX-121
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months ended September 30, 2007 and 2006, the Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in millions except per share amounts

	Three Months Ended
	September 30
Amounts in millions	2007	2006

NET SALES	$20,199	$18,785
Cost of products sold	9,519	8,865
Selling, general and administrative expense	6,262	5,866

OPERATING INCOME	4,418	4,054
Interest expense	359	358
Other non-operating income, net	193	180

EARNINGS BEFORE INCOME TAXES	4,252	3,876
Income taxes	1,173	1,178

NET EARNINGS	$3,079	$2,698

PER COMMON SHARE:
Basic net earnings	$0.97	$0.84
Diluted net earnings	$0.92	$0.79
Dividends	$0.35	$0.31

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,354.2	3,413.3
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			September 30	June 30
Amounts in Millions			2007	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$4,626	$5,354
Investment securities			371	202
Accounts receivable			7,432	6,629
Inventories
Materials and supplies			1,711	1,590
Work in process			482	444
Finished goods			5,475	4,785

Total inventories			7,668	6,819
Deferred income taxes			1,925	1,727
Prepaid expenses and other current assets			3,160	3,300

TOTAL CURRENT ASSETS			25,182	24,031

PROPERTY, PLANT AND EQUIPMENT
Buildings			6,601	6,380
Machinery and equipment			28,251	27,492
Land			874	849

			35,726	34,721
Accumulated depreciation			(15,914)	(15,181)

NET PROPERTY, PLANT AND EQUIPMENT			19,812	19,540

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			57,575	56,552
Trademarks and other intangible assets, net			33,993	33,626

NET GOODWILL AND OTHER INTANGIBLE ASSETS			91,568	90,178

OTHER NON-CURRENT ASSETS			5,141	4,265

TOTAL ASSETS			141,703	$138,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$5,230	$5,710
Accrued and other liabilities			10,419	9,586
Taxes payable			1,627	3,382
Debt due within one year			13,598	12,039

TOTAL CURRENT LIABILITIES			30,874	30,717

LONG-TERM DEBT			22,172	23,375

DEFERRED INCOME TAXES			11,653	12,015

OTHER NON-CURRENT LIABILITIES			9,445	5,147

TOTAL LIABILITIES			74,144	71,254

SHAREHOLDERS’ EQUITY
Preferred stock			1,392	1,406
Common stock — shares issued —	Sept 30	3,994.0	3,994
	June 30	3,989.7		3,990
Additional paid-in capital			59,368	59,030
Reserve for ESOP debt retirement			(1,314)	(1,308)
Accumulated other comprehensive income			1,651	617
Treasury stock			(41,039)	(38,772)
Retained earnings			43,507	41,797

TOTAL SHAREHOLDERS’ EQUITY			67,559	66,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$141,703	$138,014

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30
Amounts in millions	2007	2006

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,354	$6,693

OPERATING ACTIVITIES
Net earnings	3,079	2,698
Depreciation and amortization	752	784
Share-based compensation expense	106	158
Deferred income taxes	213	156
Changes in:
Accounts receivable	(595)	(909)
Inventories	(665)	(506)
Accounts payable, accrued and other liabilities	26	474
Other operating assets and liabilities	196	102
Other	118	(4)

TOTAL OPERATING ACTIVITIES	3,230	2,953

INVESTING ACTIVITIES
Capital expenditures	(540)	(570)
Proceeds from asset sales	274	101
Acquisitions	12	(72)
Change in investment securities	(165)	93

TOTAL INVESTING ACTIVITIES	(419)	(448)

FINANCING ACTIVITIES
Dividends to shareholders	(1,138)	(1,023)
Change in short-term debt	1,295	(6)
Additions to long-term debt	2,012	7
Reductions of long-term debt	(3,692)	(551)
Impact of stock options and other	477	418
Treasury purchases	(2,598)	(1,355)

TOTAL FINANCING ACTIVITIES	(3,644)	(2,510)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	105	30

CHANGE IN CASH AND CASH EQUIVALENTS	(728)	25

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,626	$6,718

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of annual results.

2.	Comprehensive Income — Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended September 30, 2007 and 2006 was $4,113 million and $2,663 million, respectively.

3.	Segment Information — Following is a summary of segment results. In May 2007, we announced a number of changes to our organization structure and certain of our key leadership positions. The changes became effective on July 1, 2007 and resulted in changes to our GBU and reporting segment structure. The businesses that previously comprised the Gillette GBU are now included within the Beauty and Household Care GBUs. The Braun business has been combined with the Blades & Razors business to form the Grooming reportable segment within the Beauty GBU. The Grooming reportable segment also includes all face and shave prep products which were previously reported within the Beauty reportable segment. Duracell was moved to our Household Care GBU and will be reported as part of our Fabric Care and Home Care reportable segment. Finally, our feminine care business, which previously was part of our Beauty GBU and reportable segment, is now part of our Health and Well-Being GBU and will be reported as part of the Health Care reportable segment. The following segment information reflects the new segment reporting structure.
SEGMENT INFORMATION

		Three Months Ended September 30
			Earnings Before
Amounts in millions		Net Sales	Income Taxes	Net Earnings

Beauty GBU
Beauty	2007	$4,599	$884	$689
	2006	4,324	835	634

Grooming	2007	2,015	614	451
	2006	1,845	527	385

Health & Well-Being GBU
Health Care	2007	3,559	980	648
	2006	3,336	878	593

Snacks, Coffee and Pet Care	2007	1,123	184	113
	2006	1,063	144	87

Household Care GBU
Fabric Care & Home Care	2007	5,904	1,356	916
	2006	5,352	1,225	831

Baby Care and Family Care	2007	3,420	678	430
	2006	3,099	600	383

Corporate	2007	(421)	(444)	(168)
	2006	(234)	(333)	(215)

Total	2007	20,199	4,252	3,079
	2006	18,785	3,876	2,698

4.	The Company acquired the Gillette Company in October 2005. At that time, we recognized an assumed liability for Gillette exit costs of $1.23 billion, including $854 million in separations related to approximately 5,500 people, $55 million in employee relocation costs and $320 million in other exit costs. These costs are primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff and go-to-market support, as well as redundant manufacturing capacity. As of September 30, 2007, the remaining liability was $548 million. Total integration plan charges against the assumed liability were $68 million for the three months ended September 30, 2007. We expect such activities to be substantially complete by June 30, 2008.

5.	Goodwill and Other Intangible Assets — Goodwill as of September 30, 2007 is allocated by reportable segment and global business unit as follows (amounts in millions):

Three Months Ended
September 30, 2007
BEAUTY GBU
Beauty, beginning of year	$15,359
Acquisitions and divestitures	(22)
Translation and other	451

Goodwill, September 30, 2007	15,788

Grooming, beginning of year	24,211
Acquisitions and divestitures	(60)
Translation and other	448

Goodwill, September 30, 2007	24,599

HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,482
Acquisitions and divestitures	(13)
Translation and other	101

Goodwill, September 30, 2007	8,570

Snacks, Coffee and Pet Care, beginning of year	2,407
Acquisitions and divestitures	(1)
Translation and other	13

Goodwill, September 30, 2007	2,419

HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,470
Acquisitions and divestitures	(10)
Translation and other	72

Goodwill, September 30, 2007	4,532

Baby Care and Family Care, beginning of year	1,623
Acquisitions and divestitures	(2)
Translation and other	46

Goodwill, September 30, 2007	1,667

GOODWILL, NET, beginning of year	56,552
Acquisitions and divestitures	(108)
Translation and other	1,131

Goodwill, September 30, 2007	$57,575
The increase in goodwill from June 30, 2007 is primarily due to currency translation.

Identifiable intangible assets as of September 30, 2007 are comprised of (amounts in millions):

	Gross Carrying	Accumulated
	Amount	Amortization
Amortizable intangible assets with determinable lives	$8,694	$2,094
Intangible assets with indefinite lives	27,393	—

Total identifiable intangible assets	$36,087	$2,094

Amortizable intangible assets consist principally of brands, patents, technology, and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended September 30, 2007 and 2006 was $157 million and $163 million, respectively.

6.	Pursuant to SFAS 123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Total share-based compensation for the three months ended September 30, 2007 and 2006 are summarized in the following table (amounts in millions):

	Three Months Ended
	September 30, 2007
	2007	2006
Share-Based Compensation
FAS123(R) Stock Options	$98	$130
Other Share-Based Awards	8	28

Total Share-Based Compensation	$106	$158

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

7.	Postretirement Benefits — The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended		Three Months Ended
	September 30		September 30
Amounts in millions	2007	2006	2007	2006

Service Cost	$66	$66	$23	$20
Interest Cost	130	118	56	51
Expected Return on Plan Assets	(134)	(110)	(107)	(102)
Amortization of Deferred Amounts	3	3	—	(5)
Recognized Net Actuarial Loss	7	11	(4)	1

Gross Benefit Cost (Credit)	72	88	(32)	(35)

Dividends on ESOP Preferred Stock	—	—	(23)	(21)

Net Periodic Benefit Cost (Credit)	$72	$88	$(55)	$(56)

For the year ending June 30, 2008, the expected return on plan assets is 7.4% and 9.3% for defined benefit and other retiree benefit plans, respectively.

8.	New Accounting Standards

On July 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.

The adoption of FIN 48 resulted in a decrease to retained earnings as of July 1, 2007 of $232 million, which was reflected as a cumulative effect of a change in accounting principle, with a corresponding increase to the net liability for unrecognized tax benefits. The impact primarily reflects the accrual of additional statutory interest and penalties as required by FIN 48, partially offset by adjustments to existing unrecognized tax benefits to comply with FIN 48 measurement principles. The implementation of FIN 48 also resulted in a reduction in our net tax liabilities for uncertain tax positions related to prior acquisitions accounted for under purchase accounting, resulting in an $80 million decrease to goodwill. Additionally, the Company historically classified unrecognized tax benefits in current taxes payable. As a result of the adoption of FIN 48, unrecognized tax benefits not expected to be paid in the next 12 months were reclassified to other non-current liabilities.

The total amount of unrecognized tax benefits at July 1, 2007 is $2,971 million, excluding any related accruals for interest and penalties. Included in the total unrecognized tax benefits is $1,893 million that, if recognized, would impact the effective tax rate in future periods. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties as of July 1, 2007 were $589 million and $128 million, respectively, on an after tax basis. The amount of unrecognized tax benefits and related interests and penalties that are expected to be paid in the next 12 months are not material.
P&G files income tax returns in multiple federal, state and local US and foreign jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions, with open tax years generally ranging from 1997 and forward. The Company has on-going audits in various stages of completion in several jurisdictions, one or more of which might conclude within the next 12 months. Audit outcomes and the timing of audit settlements are subject to significant uncertainty at this time. Such settlements will involve some or all of the following: the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of unrecognized tax benefits. It is possible that the amount of unrecognized benefit with respect to certain of our uncertain tax positions will significantly increase or decrease within the next twelve months related to the audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The unrecognized tax benefits described above will be included in the Company’s annual Form 10-K contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities. If not, the total amount of unrecognized tax benefits will be disclosed in a footnote to the contractual obligations table. At this time, the Company can not make a reliable estimate as to the timing of cash settlements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:
•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations — Three Months Ended September 30, 2007

•	Business Segment Discussion — Three Months Ended September 30, 2007

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net outside sales and after-tax profit. We also refer to organic sales growth, free cash flow and free cash flow productivity. These financial measures are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP). The explanation of these measures at the end of MD&A provides more details on the use and the derivation of these measures. Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.
OVERVIEW
P&G’s business is focused on providing branded consumer goods products. Our goal is to provide products of superior quality and value to improve the lives of the world’s consumers. We believe this will result in leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.
Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We have also expanded our presence in “high frequency stores,” the neighborhood stores which serve many consumers in developing markets. We compete in multiple product categories and have three global business units (GBUs): Beauty; Health and Well-Being; and Household Care. Under U.S. Generally Accepted Accounting Principles, the business units comprising the GBUs are aggregated into six reportable segments: Beauty; Grooming; Health Care; Snacks, Coffee and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care. We have on-the-ground operations in over 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas comprised of three developed regions (North America, Western Europe and Northeast Asia) and four developing regions (Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India).
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2007 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU	32%	35%
Beauty	22%	21%
Grooming	10%	14%

Health and Well-Being GBU	22%	24%
Health Care	17%	20%
Snacks, Coffee and Pet Care	5%	4%

Household Care GBU	46%	41%
Fabric Care and Home Care	29%	28%
Baby Care and Family Care	17%	13%

Total	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2007:
•	Net sales grew eight percent to $20.2 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased five percent.

•	Unit volume increased five percent. Every reportable segment and each of our geographic regions delivered year-on-year volume growth.

•	Net earnings increased 14 percent to $3.1 billion. Net earnings increased behind sales growth, operating profit margin improvement and a one-time tax benefit.

•	Diluted net earnings per share were $0.92, an increase of 16 percent versus the comparable prior year period. This included a $0.02 per share, or two percent, benefit from a one-time tax benefit incurred during the quarter.

•	Operating cash flow was $3.2 billion, an increase of nine percent versus the prior year period. Free cash flow productivity was 87 percent for the quarter, roughly in-line with the year-ago period. Free cash flow productivity is defined as the ratio of operating cash flow less capital expenditures to net earnings.
FORWARD-LOOKING STATEMENTS
We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are “forward-looking statements,” and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could be significantly different from our expectations.
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations and on the continued positive reputations of our brands. This means we must be able to obtain patents and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs in an increasingly fragmented media environment. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives and trade terms. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. Since our goals include a growth component tied to acquisitions, we must manage and integrate key acquisitions, such as the Gillette and Wella acquisitions, including achieving the cost and growth synergies in accordance with stated goals.
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions. We also must manage our debt and currency exposure, especially in volatile countries. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce rationalization.
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
Regulatory Environment. Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent and intellectual property matters, as well as those related to the integration of Gillette and its subsidiaries) and to resolve pending matters within current estimates may impact our results.
RESULTS OF OPERATIONS — Three Months Ended September 30, 2007
The following discussion provides a review of results for the three months ended September 30, 2007 versus the three months ended September 30, 2006.
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended
	September 30
	2007	2006	% CHG

NET SALES	$20,199	$18,785	8%
COST OF PRODUCTS SOLD	9,519	8,865	7%

GROSS MARGIN	10,680	9,920	8%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,262	5,866	7%

OPERATING INCOME	4,418	4,054	9%
TOTAL INTEREST EXPENSE	359	358
OTHER NON-OPERATING INCOME, NET	193	180

EARNINGS BEFORE INCOME TAXES	4,252	3,876	10%
INCOME TAXES	1,173	1,178

NET EARNINGS	3,079	2,698	14%

EFFECTIVE TAX RATE	27.6%	30.4%

	Three Months Ended
	September 30
	2007	2006	% CHG

PER COMMON SHARE:
BASIC NET EARNINGS	$0.97	$0.84	15%
DILUTED NET EARNINGS	$0.92	$0.79	16%
DIVIDENDS	$0.35	$0.31	13%
AVERAGE DILUTED SHARES OUTSTANDING	3,354.2	3,413.3

Basis Pt Chg
COMPARISONS AS A % OF NET SALES
COST OF PRODUCTS SOLD	47.1%	47.2%	(10)
GROSS MARGIN	52.9%	52.8%	10
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.0%	31.2%	(20)
OPERATING MARGIN	21.9%	21.6%	30
EARNINGS BEFORE INCOME TAXES	21.1%	20.6%	50
NET EARNINGS	15.2%	14.4%	80
Net sales for the quarter were up eight percent to $20.2 billion. Sales growth was broad-based with all reportable segments delivering six percent or higher sales growth. Unit volume increased five percent for the quarter led by high single-digit growth in Fabric Care and Home Care and in Baby Care and Family Care. Each geographic region posted year-on-year volume growth, led by double-digit growth in developing regions. Volume grew behind initiative activity, led by Tide, Downy, Febreze, Fusion, Head & Shoulders, Boss, Dolce & Gabbana, Naturella, Pampers, Charmin and Pringles, all of which posted high-single digit or higher volume growth to offset softness in Braun and pet care. There was no net mix impact for the quarter as positive product mix resulting from a continued shift towards premium products was offset by disproportionate growth in developing regions, where average unit selling prices are below the Company average. Foreign exchange had a positive three percent impact on sales growth. Organic sales increased five percent for the quarter.
Net Sales Change Drivers 2007 vs. 2006 (Three Months Ended Sept. 30)

	Volume with	Volume excluding
	Acquisitions &	Acquisitions &
	Divestitures	Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth

Beauty GBU
Beauty	2%	3%	3%	0%	1%	6%
Grooming	5%	5%	4%	1%	-1%	9%
Health and Well-Being GBU
Health Care	4%	3%	3%	1%	-1%	7%
Snacks, Coffee and Pet Care	2%	2%	2%	0%	2%	6%
Household Care GBU
Fabric Care and Home Care	8%	8%	3%	0%	-1%	10%
Baby Care and Fabric Care	8%	8%	3%	0%	-1%	10%

Total Company	5%	5%	3%	0%	0%	8%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.
Gross margin was up 10-basis points for the quarter to 52.9% of net sales. Commodity cost increases had a negative impact on gross margin of approximately 80-basis points but were more than offset by scale leverage from volume growth and cost savings projects.
Total selling, general and administrative expenses (SG&A) increased seven percent to $6.3 billion. SG&A as a percentage of net sales was down 20-basis points as lower overhead spending as a percentage of net sales more than offset higher marketing spending as a percentage of net sales. Overhead spending as a percentage of net sales was down primarily due to volume scale leverage, overhead cost controls and Gillette synergy savings.

Interest expense for the quarter was roughly in-line with the year-ago period. Other non-operating income was also roughly in-line with the prior year. The base period included a gain on the sale of Pert in North America and Sure, while the current period includes a gain on the sale of our adult incontinence business in Japan.
Net earnings increased 14 percent to $3.1 billion behind sales growth, operating profit margin expansion and a reduction in our tax rate. Our tax rate was down from 30.4% to 27.6% due to a reduction in our going rate from a shift in the mix of earnings to lower tax rate countries and a one-time tax benefit resulting from a reduction in the German statutory tax rate, which reduced our deferred tax liabilities related to acquired intangible assets. Diluted net earnings per share were $0.92, up 16 percent versus the prior year. Diluted earnings per share included a $0.02 per share, or two percent impact, from the one-time tax benefit.
BUSINESS SEGMENT DISCUSSION — Three Months Ended September 30, 2007
The following discussion provides a review of results by business segment. Analyses of the results for the three months ended September 30, 2007 are provided compared to the same three month period ended September 30, 2006. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three months ended September 30, 2007 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2007
		% Change		% Change		% Change
		Versus	Earnings Before	Versus		Versus
	Net Sales	Year Ago	Income Taxes	Year Ago	Net Earnings	Year Ago

Beauty GBU
Beauty	$4,599	6%	$884	6%	$689	9%
Grooming	2,015	9%	614	17%	451	17%

Health and Well-Being GBU
Health Care	3,559	7%	980	12%	648	9%
Snacks, Coffee and Pet Care	1,123	6%	184	28%	113	30%

Household Care GBU
Fabric Care and Home Care	5,904	10%	1,356	11%	916	10%
Baby Care and Family Care	3,420	10%	678	13%	430	12%

Total Business Segments	20,620	8%	4,696	12%	3,247	11%
Corporate	(421)	N/A	(444)	N/A	(168)	N/A

Total Company	20,199	8%	4,252	10%	3,079	14%

BEAUTY GBU
Beauty
Beauty net sales increased six percent during the quarter to $4.6 billion. Sales increased behind two percent volume growth, a one percent positive product mix impact from disproportionate growth in prestige fragrances and three points of favorable foreign exchange. Prestige Fragrances volume was up high-single digits behind growth on Dolce & Gabbana, Hugo Boss and Lacoste. In skin care, volume was up low-single digits as high-single digit growth in developing regions more than offset lower developed market volumes from the impact of a base period in North America that included the launch of Olay Definity. Olay market share in the US increased more than one point versus the year-ago period. Hair care volume was also up low-single digits as high-single digit growth in developing regions more than offset a low-single digit volume decline in developed regions due to the timing of promotion and initiative activity in North America. Hair care market share in the

U.S. increased by nearly two points during the quarter. The SK-II brand continues to recover from prior period business disruptions in Asia and had a negative impact of roughly one percent on Beauty sales. Net earnings in Beauty increased nine percent to $689 million primarily behind higher sales growth. Before-tax profit margin was roughly in-line with the year-ago period as volume scale leverage and cost savings projects in manufacturing and overheads offset the impact of higher commodity costs and increased marketing investment.
Grooming
Grooming net sales increased nine percent to $2.0 billion during the quarter. Sales were up behind five percent volume growth, a positive one percent pricing impact and a four percent favorable foreign exchange impact. These were partially offset by a negative one percent mix impact as positive product mix from growth on the premium-priced Fusion brand was more than offset by disproportionate growth in developing regions, where average selling prices are below the segment average. Blades and razors volume increased high-single digits behind growth in developing regions exceeding 20%. In developed regions, blades and razors volume was down due to a base period that included significant pipeline shipments related to the Fusion launch in Western Europe and Japan. Fusion delivered double-digit volume growth in every geographic region where it has launched. Market share in the U.S. was up four points on Fusion and two points on Venus behind the Venus Breeze launch. Braun volume was down mid-single digits for the quarter primarily due to lower home appliances shipments resulting from shipment constraints in Western Europe and a de-emphasis of the home appliances business in the U.S. Net earnings in Grooming were up 17% for the quarter to $451 million behind sales growth and a 150-basis point earnings margin expansion. Earnings margin improved behind lower overhead spending from volume scale leverage and Gillette synergies, partially offset by higher marketing investment levels as a percentage of net sales.
HEALTH AND WELL-BEING GBU
Health Care
Health Care net sales increased seven percent during the quarter to $3.6 billion behind a four percent increase in volume. Pricing added one percent and foreign exchange had a positive three percent impact on net sales. Disproportionate growth in developing regions on feminine care and oral care resulted in a negative one percent mix impact. Feminine care volume increased mid-single digits behind double-digit growth in developing regions. Oral care volume was up low-single digits behind high-single digit growth in developing regions. Oral care volume in developed regions grew slightly over a base period that included the launch of Crest Pro Health paste in North America. Crest toothpaste market share in the U.S. increased more than one point versus the year-ago period behind continued growth on Pro Health. Volume in pharmaceuticals and personal health was in-line with the year-ago period as the impact of adding the Swiss Precision Diagnostics business was offset by lower bas business shipments on the remaining categories. Net earnings in Health Care were up nine percent to $648 million behind sales growth and gross margin improvement. Gross margin was up behind volume scale leverage, pricing and lower product costs. SG&A was roughly in-line with the year-ago period as higher marketing spending was offset by lower overheads as a percentage of net sales.
Snacks, Coffee and Pet Care
Snacks, Coffee and Pet Care net sales increased six percent to $1.1 billion during the quarter. Volume increased two percent while product mix from the launch of premium-priced coffee products and favorable foreign exchange each had a positive two percent impact. Snacks volume was up double-digits behind the launch of Rice Infusion in Western Europe. Coffee volume increased mid-single digits behind the launch of Folgers Black Silk, Folgers House Blend and Dunkin’ Donuts coffee. In pet care, volume was down due to continued negative impacts from the voluntary wet pet food recall in the U.S. last fiscal year. Net earnings in Snacks, Coffee and Pet Care increased 30% to $113 million as a result of sales growth, an insurance recovery related to Hurricane Katrina and lower overhead and marketing spending as a percentage of net sales.

HOUSEHOLD CARE GBU
Fabric Care and Home Care
Fabric Care and Home Care net sales increased 10 percent to $5.9 billion. Volume was up eight percent and favorable foreign exchange added three percent to sales growth. This was partially offset by a negative one percent mix impact primarily from disproportionate growth in developing regions and on large pack sizes in fabric care. Fabric care volume increased high-single digits behind the initial wave of the liquid laundry detergent compaction launch in North America and the launch of Tide Pure Essentials. Home care volume was up double-digits for the quarter behind the Dawn restage in North America, the launch of Febreze candles and continued expansion of auto-dishwashing products in Western Europe. Batteries volume was up mid-single digits behind double-digit volume growth in developing regions. Net earnings in Fabric Care and Home Care increased 10 percent to $916 million. Earnings margin was in-line with the year-ago level as a slight reduction in gross margin was offset by an improvement SG&A. Gross margin was down slightly as volume scale leverage and manufacturing cost savings projects largely offset higher commodity costs. SG&A improved as a percentage of net sales as higher marketing spending was more than offset by lower overheads as a percentage of net sales.
Baby Care and Family Care
Baby Care and Family Care net sales increased 10 percent to $3.4 billion behind eight percent volume growth and a three percent favorable foreign exchange impact, partially offset by a negative one percent mix impact from disproportionate growth on large pack sizes and on the lower-priced Basic product tier. Volume growth was balanced across the segment with high-single digit growth in both baby care and family care. Baby care volume in developed regions was up mid-single digits behind growth on Pampers Baby Stages of Development and on the Baby Dry caterpillar flex initiative. In developing regions, baby care volume was up double-digits, led by growth on Pampers across regions. Family care volume was up behind the Charmin product restage and continued growth on the Basic product tier. Net earnings in Baby Care and Family Care were up 12 percent to $430 million behind sales growth and a 50-basis point improvement in before-tax profit margin. Gross margin declined from the impact of higher pulp and commodity costs, but was more than offset by lower SG&A as a percentage of sales resulting from lower overhead and marketing as a percentage of net sales.
CORPORATE
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level, financing and investing activities, certain restructuring charges, other general corporate items and the historical results of certain divested brands and categories, including certain Gillette brands that were divested as required by the regulatory authorities in relation to the Gillette acquisition. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Since both unconsolidated entities and less than 100% owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

Net earnings in Corporate increased $47 million versus the year-ago period. The increase was driven primarily by the aforementioned one-time tax benefit resulting from a change in the statutory tax rate in Germany, partially offset by higher restructuring spending.
FINANCIAL CONDITION
Operating Activities
Cash generated from operating activities was $3.2 billion, an increase of nine percent versus the comparable prior year period. Net earnings, adjusted for non-cash items (primarily depreciation, amortization, share based compensation and deferred income taxes) provided $4.2 billion of operating cash. This was partially offset by an increase in working capital driven by higher inventory and accounts receivable levels.
Investing Activities
Investing activities in the current year used $419 million, compared to the prior year period cash use of $448 million. Capital expenditures were $540 million, or 2.7 percent of net sales for the quarter. Proceeds from asset sales generated $274 million in cash from the sale of our adult incontinence business in Japan and cash received during the current quarter for minor Beauty divestitures that closed last fiscal year.
Financing Activities
Total cash used by financing activities was $3.6 billion versus $2.5 billion in the comparable prior year period. We repurchased $2.6 billion of treasury shares under a previously announced share buyback program that started in July 2007. We reduced our debt position by $385 million during the quarter. In the prior year period, we repurchased $1.4 billion of treasury shares funded in part by increases in our debt position of $550 million during the period.
As of September 30, 2007 the Company’s current liabilities exceeded current assets by $5.7 billion, driven by our short-term debt position. The Company anticipates being able to support its short-term liquidity through cash generated from operations. The Company also has very strong long- and short-term debt ratings which will enable it to continue to refinance this debt at favorable rates in commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.
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
Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales for the July-September quarter:

Total Company
Total Sales Growth	8%
Less: Foreign Exchange Impact	(3)%
Less: Acquisition/Divestiture Impact	0%

Organic Sales Growth	5%
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
Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating	Capital	Free	Net	Free Cash Flow
	Cash Flow	Spending	Cash Flow	Earnings	Productivity
Jul — Sept ’07	$3,230	$(540)	$2,690	$3,079	87%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk since June 30, 2007. Additional information can be found in the section entitled Other Information, which appears on page 47, and Note 6, Risk Management Activities, which appears on pages 59-60 of the Annual Report to Shareholders for the fiscal year ended June 30, 2007 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Environmental Matter
In August 2007, The Procter & Gamble Manufacturing Company, a subsidiary of the Company, received and subsequently accepted an offer of settlement from the Sacramento Metropolitan Air Quality Management District to resolve notices of violation alleging noncompliance with certain air emission permit requirements at the subsidiary’s Sacramento, California plant. The subsidiary paid $42,720 to settle one notice and $60,660 to settle two other notices. These issues were resolved through the District’s Mutual Settlement Program and no judicial proceeding was involved.
Item 1A. Risk Factors.
For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate dollar value of
			Shares Purchased	shares that may yet be
	Total Number		as Part of Publicly	purchased under our share
	of Shares	Average Price Paid per	Announced Plans or	repurchase program
Period	Purchased (1)	Share (2)	Programs (3)	($ in Billions) (3)
7/1/07 — 7/31/07	17,387,196	$62.27	13,745,477	29.1
8/1/07 — 8/31/07	17,930,714	$64.20	17,880,820	28.0
9/1/07 — 9/30/07	8,706,358	$66.48	8,702,575	27.4

(1)	The number of shares purchased other than through a publicly announced repurchase plan were 3,695,396. All transactions were made in the open market. This includes 70,821 shares acquired by the Company under various compensation and benefit plans and 3,624,575 shares acquired by the Profit Sharing Trust. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On August 3, 2007, the Company announced a share repurchase plan authorized by the Company’s Board of Directors. Pursuant to the share repurchase plan, the Company announced its intention to acquire in open market and/or private transactions $24 to $30 billion of Company common stock over the next three fiscal years to be financed with cash generated from operations and by issuing a combination of long-term and short-term debt. Certain purchases accounted for in Column 4 of this table were made prior to the announcement of the program but are considered purchases against the program. The numbers listed in Column 5 include commissions paid to brokers to execute the transactions.

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s 2007 Annual Meeting of Shareholders held on October 9, 2007, the following actions were taken:
The following Directors were elected for terms of office expiring in 2008:

				Broker
	Votes For	Votes Withheld	Abstentions*	Non-Votes*
Rajat K. Gupta	2,596,342,443	67,126,838	N/A	N/A
A. G. Lafley	2,596,837,384	66,631,897	N/A	N/A
Lynn M. Martin	2,595,736,826	67,732,455	N/A	N/A
Johnathan A. Rodgers	2,587,134,053	76,335,228	N/A	N/A
John F. Smith, Jr.	2,601,332,793	62,136,488	N/A	N/A
Ralph Snyderman	2,604,750,047	58,719,234	N/A	N/A
Margaret C. Whitman	2,607,132,323	56,336,958	N/A	N/A

*	Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the seven nominees named.
In addition, the following Directors continued to serve as Directors after the meeting:
Bruce L. Byrnes
Scott D. Cook
Charles R. Lee
W. James McNerney, Jr.
Ernesto Zedillo
A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2008, was approved by the shareholders. The shareholders cast 2,609,051,396 votes in favor of this proposal and 26,049,138 votes against. There were 28,368,747 abstentions.
A shareholder resolution proposed by Mrs. Evelyn Y. Davis was defeated by the shareholders. The proposal requested that the Board of Directors take the necessary steps to award no new stock options. The Board opposed the resolution. The shareholders cast 81,497,637 votes in favor of the resolution and 2,046,486,408 against. There were 41,993,765 abstentions and 493,491,471 broker non-votes.
A shareholder resolution proposed by The Free Enterprise Action Fund was defeated by the shareholders. The proposal requested that the Board of Directors report on company policies intended to promote free enterprise, improve the general business environment and to prevent anti-business activists from harming shareholder value. The Board opposed the resolution. The shareholders cast 94,056,423 votes in favor of the resolution and 1,853,046,023 against. There were 222,875,364 abstentions and 493,491,471 broker non-votes.
A shareholder resolution proposed by People for the Ethical Treatment of Animals was defeated by the shareholders. The proposal requested that the Board of Directors report on the feasibility of phasing out Iams’ funding for and use of laboratory tests on animals and replacing these tests with methods offered by PetSci, LLC. The Board opposed the resolution. The shareholders cast 76,836,000 votes in favor of the resolution and 1,778,800,507 against. There were 314,341,303 abstentions and 493,491,471 broker non-votes.
Although these actions occurred following the first quarter, the Company is voluntarily including this information here.

Item 6. Exhibits
Exhibit

3-1	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	Summary of the Company’s Short Term Achievement Reward Program, and related correspondence and terms and conditions.*

10-2	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) which was adopted by shareholders at the annual meeting on October 9, 2001, and related correspondence and terms and conditions.*

10-3	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions.*

10-4	The Gillette Company 2004 Long-Term Incentive Plan.*

10-5	Amended Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification — Chief Financial Officer

32.1	Section 1350 Certifications — Chief Executive Officer

32.2	Section 1350 Certifications — Chief Financial Officer

*	Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY
October 31, 2007	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Vice President and Comptroller

EXHIBIT INDEX
Exhibit

3-1	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	Summary of the Company’s Short Term Achievement Reward Program, and related correspondence and terms and conditions.

10-2	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) which was adopted by shareholders at the annual meeting on October 9, 2001, and related correspondence and terms and conditions.

10-3	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as adjusted for the stock split effective May 21, 2004) which was adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions.

10-4	The Gillette Company 2004 Long-Term Incentive Plan.

10-5	Amended Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification — Chief Financial Officer

32.1	Section 1350 Certifications — Chief Executive Officer

32.2	Section 1350 Certifications — Chief Financial Officer