Form 10-Q
period 2007-12-31
PROCTER & GAMBLE CO
filed 2008-02-01
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

(513) 983-1100
Registrant's telephone number, including area code

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

There were 3,077,498,216 shares of Common Stock outstanding as of December 31, 2007.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and six months ended December 31, 2007 and 2006, the Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts
	Three Months Ended		Six Months Ended
Amounts in millions	December 31		December 31
	2007	2006	2007	2006

NET SALES	$21,575	$19,725	$41,774	$38,510
Cost of products sold	10,394	9,287	19,913	18,152
Selling, general and
administrative expense	6,467	6,088	12,729	11,954

OPERATING INCOME	4,714	4,350	9,132	8,404
Interest expense	389	339	748	697
Other non-operating income, net	192	79	385	259

EARNINGS BEFORE INCOME TAXES	4,517	4,090	8,769	7,966
Income taxes	1,247	1,228	2,420	2,406

NET EARNINGS	$3,270	$2,862	$6,349	$5,560

PER COMMON SHARE:
Basic net earnings	$1.04	$0.89	$2.02	$1.73
Diluted net earnings	$0.98	$0.84	$1.90	$1.63
Dividends	$0.35	$0.31	$0.70	$0.62

DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	3,341.5	3,406.5	3,348.2	3,410.1

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in Millions			December 31	June 30
ASSETS			2007	2007
CURRENT ASSETS
Cash and cash equivalents			$5,349	$5,354
Investment securities			696	202
Accounts receivable			7,688	6,629
Inventories
Materials and supplies			1,860	1,590
Work in process			619	444
Finished goods			5,211	4,785
Total inventories			7,690	6,819
Deferred income taxes			2,143	1,727
Prepaid expenses and other current assets			3,394	3,300

TOTAL CURRENT ASSETS			26,960	24,031

PROPERTY, PLANT AND EQUIPMENT
Buildings			6,681	6,380
Machinery and equipment			28,513	27,492
Land			865	849
			36,059	34,721
Accumulated depreciation			(16,171)	(15,181)

NET PROPERTY, PLANT AND EQUIPMENT			19,888	19,540

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			58,216	56,552
Trademarks and other intangible assets, net			34,168	33,626

NET GOODWILL AND OTHER INTANGIBLE ASSETS			92,384	90,178

OTHER NON-CURRENT ASSETS			5,169	4,265

TOTAL ASSETS			$144,401	$138,014

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable			$4,829	$5,710
Accrued and other liabilities			11,818	9,586
Taxes payable			1,263	3,382
Debt due within one year			13,569	12,039

TOTAL CURRENT LIABILITIES			31,479	30,717

LONG-TERM DEBT			23,528	23,375

DEFERRED INCOME TAXES			11,579	12,015

OTHER NON-CURRENT LIABILITIES			9,572	5,147

TOTAL LIABILITIES			76,158	71,254

SHAREHOLDERS' EQUITY
Preferred stock			1,386	1,406
Common stock - shares issued -	Dec 31	3,997.8	3,998
	June 30	3,989.7		3,990
Additional paid-in capital			59,712	59,030
Reserve for ESOP debt retirement			(1,318)	(1,308)
Accumulated other comprehensive income			2,466	617
Treasury stock			(43,648)	(38,772)
Retained earnings			45,647	41,797

TOTAL SHAREHOLDERS' EQUITY			68,243	66,760

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY			$144,401	$138,014

See accompanying Notes to Consolidated Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
Amounts in millions	December 31
	2007	2006

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,354	$6,693

OPERATING ACTIVITIES
Net earnings	6,349	5,560
Depreciation and amortization	1,503	1,489
Share-based compensation expense	242	289
Deferred income taxes	325	201
Changes in:
Accounts receivable	(703)	(1,668)
Inventories	(589)	(486)
Accounts payable, accrued and other liabilities	(97)	8
Other operating assets and liabilities	126	(110)
Other	215	120

TOTAL OPERATING ACTIVITIES	7,371	5,403

INVESTING ACTIVITIES
Capital expenditures	(1,184)	(1,239)
Proceeds from asset sales	747	135
Acquisitions	24	(139)
Change in investment securities	(502)	620

TOTAL INVESTING ACTIVITIES	(915)	(623)

FINANCING ACTIVITIES
Dividends to shareholders	(2,267)	(2,045)
Change in short-term debt	1,163	9,873
Additions to long-term debt	5,038	7
Reductions of long-term debt	(6,129)	(12,488)
Impact of stock options and other	979	730
Treasury purchases	(5,481)	(2,713)

TOTAL FINANCING ACTIVITIES	(6,697)	(6,636)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	236	150

CHANGE IN CASH AND CASH EQUIVALENTS	(5)	(1,706)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,349	$4,987

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for  the three-month and six-month period ended December 31, 2007 are not necessarily indicative of annual results.

  Comprehensive Income - Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended December 31, 2007 and 2006 was $4,086 million and $3,513 million, respectively. For the six months ended December 31, 2007 and 2006, total comprehensive income was $8,199 million and $6,176 million, respectively.

  Segment Information - Following is a summary of segment results. In May 2007, we announced a number of changes to our organization structure and certain of our key leadership positions. The changes became effective on July 1, 2007 and resulted in changes to our GBU and reporting segment structure. The businesses that previously comprised the Gillette GBU are now included within the Beauty and Household Care GBUs. The Braun business has been combined with the Blades and Razors business to form the Grooming reportable segment within the Beauty GBU. The Grooming reportable segment also includes all face and shave prep products which were previously reported within the Beauty reportable segment. Duracell was moved to our Household Care GBU and will be reported as part of our Fabric Care and Home Care reportable segment. Finally, our feminine care business, which previously was part of our Beauty GBU and reportable segment, is now part of our Health and Well-Being GBU and will be reported as part of the Health Care reportable segment. The following segment information reflects the new segment reporting structure.
SEGMENT INFORMATION

Amounts in millions
		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings Before Income Taxes	Net Earnings	Net Sales	Earnings Before Income Taxes	Net Earnings
Beauty GBU
Beauty	2007	$ 5,137	$ 1,120	$ 883	$ 9,736	$ 2,004	$ 1,572
	2006	4,656	1,027	804	8,980	1,862	1,438
Grooming	2007	2,161	596	429	4,176	1,210	880
	2006	1,976	530	386	3,821	1,057	771

Health & Well-Being GBU
Health Care	2007	3,772	1,056	715	7,331	2,036	1,363
	2006	3,407	960	648	6,743	1,838	1,241
Snacks, Coffee and Pet Care	2007	1,302	201	127	2,425	385	240
	2006	1,253	232	150	2,316	376	237

Household Care GBU
Fabric Care and Home Care	2007	6,074	1,306	882	11,978	2,662	1,798
	2006	5,511	1,234	834	10,863	2,459	1,665
Baby Care and Family Care	2007	3,374	652	418	6,794	1,330	848
	2006	3,119	548	341	6,218	1,148	724

Corporate	2007	(245)	(414)	(184)	(666)	(858)	(352)
	2006	(197)	(441)	(301)	(431)	(774)	(516)
Total	2007	21,575	4,517	3,270	41,774	8,769	6,349
	2006	19,725	4,090	2,862	38,510	7,966	5,560

4.
The Company acquired the Gillette Company in October 2005. At that time, we recognized an assumed liability for Gillette exit costs of $1.23 billion, including $854 million in separations related to approximately 5,500 people, $55 million in employee relocation costs and $320 million in other exit costs. These costs are primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff and go-to-market support, as well as redundant manufacturing capacity. As of December 31, 2007, the remaining liability was $515 million. Total integration plan charges against the assumed liability were $58 million for the three months ended December 31, 2007 and $126 million for the six months ended December 31, 2007. We expect such activities to be substantially complete by June 30, 2008.

5.	Goodwill and Other Intangible Assets - Goodwill as of December 31, 2007 is allocated by reportable segment and global business unit as follows (amounts in millions):

BEAUTY GBU	Six Months Ended December 31, 2007
Beauty, beginning of year	$15,359
Acquisitions and divestitures	(50)
Translation and other	785
Goodwill, December 31, 2007	16,094

Grooming, beginning of year	24,211
Acquisitions and divestitures	(178)
Translation and other	790
Goodwill, December 31, 2007	24,823

HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,482
Acquisitions and divestitures	(38)
Translation and other	186
Goodwill, December 31, 2007	8,630

Snacks, Coffee and Pet Care, beginning of year	2,407
Acquisitions and divestitures	(3)
Translation and other	20
Goodwill, December 31, 2007	2,424

HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,470
Acquisitions and divestitures	(29)
Translation and other	135
Goodwill, December 31, 2007	4,576

Baby Care and Family Care, beginning of year	1,623
Acquisitions and divestitures	(31)
Translation and other	77
Goodwill, December 31, 2007	1,669

GOODWILL, Net, beginning of year	56,552
Acquisitions and divestitures	(329)
Translation and other	1,993
Goodwill, December 31, 2007	$58,216

The increase in goodwill from June 30, 2007 is primarily due to currency translation.

Identifiable intangible assets as of December 31, 2007 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,802	$2,299
Intangible assets with indefinite lives	27,665	-
Total identifiable intangible assets	$36,467	$2,299

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended December 31, 2007 and 2006 was $155 million and $168 million, respectively. For the six months ended December 31, 2007 and 2006, the amortization expense of intangible assets was $312 million and $331 million respectively.

6.  Pursuant to SFAS 123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Total share-based compensation for the three months and six months ended December 31, 2007 and 2006 are summarized in the following table (amounts in millions):
	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Share-Based Compensation
SFAS 123(R) Stock Options	$131	$129	$229	$259
Other Share-Based Awards	5	2	13	30
Total Share-Based Compensation	$136	$131	$242	$289

 Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

7.	Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

Amounts in millions	Pension Benefits		Other Retiree Benefits
	Three Months Ended		Three Months Ended
	December 31		December 31
	2007	2006	2007	2006
Service Cost	$69	$67	$24	$21

Interest Cost	136	118	56	51

Expected Return on Plan Assets	(139)	(111)	(107)	(101)

Amortization of Deferred Amounts	4	3	-	(6)

Recognized Net Actuarial Loss	5	11	(3)	-

Gross Benefit Cost	75	88	(30)	(35)

Dividends on ESOP Preferred Stock	-	-	(23)	(21)

Net Periodic Benefit Cost (Credit)	$75	$88	$(53)	$(56)

Amounts in millions	Pension Benefits		Other Retiree Benefits
	Six Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Service Cost	$135	$133	$47	$41

Interest Cost	266	236	112	102

Expected Return on Plan Assets	(273)	(221)	(214)	(203)

Amortization of Deferred Amounts	7	6	-	(11)

Recognized Net Actuarial Loss	12	22	(7)	1

Gross Benefit Cost	$147	$176	$(62)	$(70)

Dividends on ESOP Preferred Stock	-	-	(46)	(42)

Net Periodic Benefit Cost (Credit)	$147	$176	$(108)	$(112)

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

The total amount of unrecognized tax benefits at July 1, 2007 is $2,971 million, excluding any related accruals for interest and penalties.  Included in the total unrecognized tax benefits is $1,893 million that, if recognized, would impact the effective tax rate in future periods.  We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Accrued interest and penalties as of July 1, 2007 were $589 million and $128 million, respectively, on an after tax basis.  At this time, we are not able to make a reasonable estimate of the amount of unrecognized tax benefits and related interests and penalties that are expected to be paid in the next 12 months.  On an ongoing basis, adjustments will be made to the liability for unrecognized tax benefits to reflect the impact of audit developments, tax law changes, statute expirations, as well as for the accrual of additional current year tax exposures and for interest and penalties on existing liabilities.

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

The unrecognized tax benefits described above will be included in the Company's annual Form 10-K contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities.  If not, the total amount of unrecognized tax benefits will be disclosed in a footnote to the contractual obligations table. At this time, the Company can not make a reliable estimate as to the timing of cash settlements.

In December 2007, the FASB issued SFAS 141 (Revised), Business Combinations (SFAS 141R) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).  SFAS 141R and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses.  SFAS 141R and SFAS 160 will be effective for the company during our fiscal year beginning July 1, 2009.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year.  Management's Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview
•	Summary of Results
•	Forward-Looking Statements
•	Results of Operations – Three Months Ended December 31, 2007
•	Results of Operations – Six Months Ended December 31, 2007
•	Business Segment Discussion – Three Months Ended December 31, 2007
•	Business Segment Discussion – Six Months Ended December 31, 2007
•	Financial Condition
•	Reconciliation of Non-GAAP Measures

Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net outside sales and after-tax profit.  We also refer to financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, free cash flow and free cash flow productivity.  The explanation of these measures at the end of MD&A provides more details on the use and the derivation of these measures.  Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share information.  References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.

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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended December 31, 2007 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU	34%	37%
Beauty	24%	25%
Grooming	10%	12%

Health and Well-Being GBU	23%	25%
Health Care	17%	21%
Snacks, Coffee and Pet Care	6%	4%

Household Care GBU	43%	38%
Fabric Care and Home Care	28%	26%
Baby Care and Family Care	15%	12%

Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the six months ended December 31, 2007 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU	33%	36%
Beauty	23%	23%
Grooming	10%	13%

Health and Well-Being GBU	23%	24%
Health Care	17%	20%
Snacks, Coffee and Pet Care	6%	4%

Household Care GBU	44%	40%
Fabric Care and Home Care	28%	27%
Baby Care and Family Care	16%	13%

Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2007:

•	Net sales grew eight percent to $41.8 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased five percent.
•	Unit volume increased five percent and organic volume grew six percent. Every reportable segment and geographic region posted year-on-year organic volume growth.
•	Net earnings increased 14 percent to $6.3 billion. Net earnings increased behind sales growth, higher operating profit, a lower tax rate and favorable foreign exchange.
•	Diluted net earnings per share were $1.90, an increase of 17 percent versus the comparable prior year period.
•
Operating cash flow was $7.4 billion, an increase of 36 percent versus the prior year period.  Free cash flow productivity was 97 percent for the fiscal year to date period.  Free cash flow productivity is defined as the ratio of operating cash flow less capital expenditures to net earnings.

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

Ability to Achieve Business Plans.  We are a consumer products company and rely on continued demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers.  Our continued success is dependent on leading-edge innovation with respect to both products and operations and on the continued positive reputations of our brands.  This means we must be able to obtain patents and respond to technological advances and patents granted to competition.  Our success is also dependent on effective sales, advertising and marketing programs in an increasingly fragmented media environment.  Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus.  There are high levels of competitive activity in the environments in which we operate.  To address these challenges, we must respond to competitive factors, including pricing, promotional incentives and trade terms.  We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans.  Since our goals include a growth component which can be affected by acquisitions and divestitures, we must manage and integrate key company transactions, such as the Gillette and Wella acquisitions, including achieving the cost and growth synergies for those transactions in accordance with stated goals, and the successful separation of the Company’s coffee business while continuing to deliver the Company’s goals.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2007
The following discussion provides a review of results for the three months ended December 31, 2007 versus the three months ended December 31, 2006.
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information
	Three Months Ended December 31
	2007	2006	% CHG
NET SALES	$21,575	$19,725	9%
COST OF PRODUCTS SOLD	10,394	9,287	12%
GROSS MARGIN	11,181	10,438	7%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,467	6,088	6%
OPERATING INCOME	4,714	4,350	8%
TOTAL INTEREST EXPENSE	389	339
OTHER NON-OPERATING INCOME, NET	192	79
EARNINGS BEFORE INCOME TAXES	4,517	4,090	10%
INCOME TAXES	1,247	1,228

NET EARNINGS	3,270	2,862	14%

EFFECTIVE TAX RATE	27.6%	30.0%

PER COMMON SHARE:
BASIC NET EARNINGS	$1.04	$0.89	17%
DILUTED NET EARNINGS	$0.98	$0.84	17%
DIVIDENDS	$0.35	$0.31	13%
AVERAGE DILUTED SHARES OUTSTANDING	3,341.5	3,406.5

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	48.2%	47.1%	110
GROSS MARGIN	51.8%	52.9%	(110)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.0%	30.9%	(90)
OPERATING MARGIN	21.9%	22.1%	(20)
EARNINGS BEFORE INCOME TAXES	20.9%	20.7%	20
NET EARNINGS	15.2%	14.5%	70

Net sales increased nine percent for the quarter to $21.6 billion.  Sales were up behind a five percent increase in unit volume and a five percent favorable foreign exchange impact.  These were partially offset by a negative one percent mix impact resulting from disproportionate double-digit volume growth in developing regions, where average selling price is below the company average.  Volume growth was broad-based across geographies with each geographic region posting year-on-year organic volume growth.  All reportable segments except Snacks, Coffee and Pet Care grew both total and organic volume, led by Fabric Care and Home Care, Baby Care and Family Care, and Grooming.  Volume grew primarily behind initiative activity on our key brands and continued developing region expansion.  Duracell, Febreze, Fusion, Head & Shoulders, Nice ‘N Easy, Pampers, Prilosec and Tide each delivered double-digit volume growth for the quarter.  Organic sales were up five percent for the quarter behind six percent organic volume growth.

	Net Sales Change Drivers 2007 vs. 2006 (Three Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty GBU
Beauty	3%	3%	6%	0%	1%	10%
Grooming	7%	8%	7%	0%	-5%	9%
Health and Well-Being GBU
Health Care	5%	5%	6%	0%	0%	11%
Snacks, Coffee and Pet Care	0%	0%	3%	1%	0%	4%
Household Care GBU
Fabric Care and Home Care	7%	7%	5%	0%	-2%	10%
Baby Care and Family Care	2%	8%	5%	0%	1%	8%
Total Company	5%	6%	5%	0%	-1%	9%
Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin was down 110-basis points for the quarter to 51.8% of net sales.  Commodity and energy cost increases had a negative impact on gross margin of over 150-basis points.  These were partially offset by scale leverage from volume growth and cost savings projects.

Total selling, general and administrative expenses (SG&A) increased six percent to $6.5 billion.  SG&A as a percentage of net sales was down 90-basis points as lower overhead spending as a percentage of net sales more than offset higher marketing spending as a percentage of net sales.  Overhead spending as a percentage of net sales was down primarily due to scale leverage, overhead cost controls and Gillette synergy savings.

Interest expense for the quarter was up $50 million versus the year-ago period due to a higher interest rate driven by the geographic mix of our short-term borrowings.  Other non-operating income increased $113 million versus the prior year period primarily due to the gain on the sale of our Western European family care business, which closed on October 1, 2007.

Net earnings increased 14 percent for the quarter to $3.3 billion behind sales growth, higher operating profit, a lower tax rate and favorable foreign exchange.  Our tax rate declined from 30.0% to 27.6% primarily due to the favorable settlement of tax audits and a more favorable geographic mix of earnings.  Diluted net earnings per share were $0.98, up 17 percent versus the prior year.  Diluted net earnings per share growth exceeded net earnings growth due to share repurchase activity.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2007
The following discussion provides a review of results for the six months ended December 31, 2007 versus the six months ended December 31, 2006.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information
	Six Months Ended December 31
	2007	2006	% CHG
NET SALES	$41,774	$38,510	8%
COST OF PRODUCTS SOLD	19,913	18,152	10%
GROSS MARGIN	21,861	20,358	7%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	12,729	11,954	6%
OPERATING INCOME	9,132	8,404	9%
TOTAL INTEREST EXPENSE	748	697
OTHER NON-OPERATING INCOME, NET	385	259
EARNINGS BEFORE INCOME TAXES	8,769	7,966	10%
INCOME TAXES	2,420	2,406

NET EARNINGS	6,349	5,560	14%

EFFECTIVE TAX RATE	27.6%	30.2%

PER COMMON SHARE:
BASIC NET EARNINGS	$2.02	$1.73	17%
DILUTED NET EARNINGS	$1.90	$1.63	17%
DIVIDENDS	$0.70	$0.62	13%
AVERAGE DILUTED SHARES OUTSTANDING	3,348.2	3,410.1

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	47.7%	47.1%	60
GROSS MARGIN	52.3%	52.9%	(60)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.5%	31.0%	(50)
OPERATING MARGIN	21.9%	21.8%	10
EARNINGS BEFORE INCOME TAXES	21.0%	20.7%	30
NET EARNINGS	15.2%	14.4%	80

Net sales for fiscal year to date period were up eight percent to $41.8 billion behind five percent volume growth and a favorable four percent foreign exchange impact.  This was partially offset by a negative one percent mix impact primarily due to disproportionate double-digit growth in developing regions.  Volume growth was broad-based across segments and geographic regions.  Each reportable segment and geographic region as well as 15 of our top 16 countries delivered year-on-year organic volume growth for the fiscal year to date period.   Volume grew behind initiative activity, led by Tide, Downy, Febreze, Fusion, Head & Shoulders, Hugo Boss, Dolce & Gabbana, Naturella, Pampers, Charmin and Pringles, all of which posted high-single digit or higher volume growth to offset declines on Braun, Actonel and in pet care.  Organic sales increased five percent for the fiscal year to date period behind six percent organic volume growth.

	Net Sales Change Drivers 2007 vs. 2006 (Six Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty GBU
Beauty	2%	3%	5%	0%	1%	8%
Grooming	6%	7%	6%	1%	-4%	9%
Health and Well-Being GBU
Health Care	5%	4%	5%	0%	-1%	9%
Snacks, Coffee and Pet Care	1%	1%	3%	0%	1%	5%
Household Care GBU
Fabric Care and Home Care	8%	8%	4%	0%	-2%	10%
Baby Care and Family Care	5%	9%	4%	0%	0%	9%
Total Company	5%	6%	4%	0%	-1%	8%
Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin was down 60-basis points fiscal year to date to 52.3% of net sales.  Commodity and energy cost increases had a negative impact on gross margin of over 120-basis points.   These were largely offset by scale leverage from volume growth and cost savings projects.

Total selling, general and administrative expenses (SG&A) increased six percent to $12.7 billion for the fiscal year to date period.  SG&A as a percentage of net sales was down 50-basis points primarily behind lower overhead spending as a percentage of net sales.  Overhead spending as a percentage of net sales was down primarily due to scale leverage, overhead cost controls and Gillette synergy savings.  Marketing spending as a percentage of net sales increased slightly versus the year ago period to support initiative activity on key brands.

Interest expense for the fiscal year to date period was up $51 million versus the year-ago period due to a higher interest rate driven by the geographic mix of our short-term borrowings.  Other non-operating income increased $126 million primarily due to higher current year divestiture gains, including a gain on the sale of our Western European family care business and our Japanese adult incontinence business.  The base period included gains on the sale of Pert in North America and Sure.

Net earnings increased 14 percent to $6.3 billion behind sales growth, higher operating profit, a lower tax rate and favorable foreign exchange.  Our tax rate declined from 30.2% to 27.6% due to a one-time tax benefit resulting from a reduction in the German statutory tax rate, which reduced our deferred tax liabilities related to acquired intangible assets, the favorable settlement of tax audits and a more favorable geographic mix of earnings.  Diluted net earnings per share were up 17 percent versus the prior year to $1.90 per share.

BUSINESS SEGMENT DISCUSSION– Three and Six Months Ended December 31, 2007
The following discussion provides a review of results by business segment.  Analyses of the results for the three and six months ended December 31, 2007 are provided compared to the same three and six month period ended December 31, 2006.  The primary financial measures used to evaluate segment performance are net sales and net earnings.  The table below provides supplemental information on net sales and net earnings by business segment for the three and six months ended December 31, 2007 versus the comparable prior year period (Amounts in millions):

	Three Months Ended December 31, 2007
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty GBU
Beauty	$5,137	10%	$1,120	9%	$883	10%
Grooming	2,161	9%	596	12%	429	11%

Health and Well-Being GBU
Health Care	3,772	11%	1,056	10%	715	10%
Snacks, Coffee and Pet Care	1,302	4%	201	-13%	127	-15%

Household Care GBU
Fabric Care and Home Care	6,074	10%	1,306	6%	882	6%
Baby Care and Family Care	3,374	8%	652	19%	418	23%

Total Business Segments	21,820	10%	4,931	9%	3,454	9%
Corporate	(245)	N/A	(414)	N/A	(184)	N/A
Total Company	21,575	9%	4,517	10%	3,270	14%

	Six Months Ended December 31, 2007
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty GBU
Beauty	$9,736	8%	$2,004	8%	$1,572	9%
Grooming	4,176	9%	1,210	14%	880	14%

Health and Well-Being GBU
Health Care	7,331	9%	2,036	11%	1,363	10%
Snacks, Coffee and Pet Care	2,425	5%	385	2%	240	1%

Household Care GBU
Fabric Care and Home Care	11,978	10%	2,662	8%	1,798	8%
Baby Care and Family Care	6,794	9%	1,330	16%	848	17%

Total Business Segments	42,440	9%	9,627	10%	6,701	10%
Corporate	(666)	N/A	(858)	N/A	(352)	N/A
Total Company	41,774	8%	8,769	10%	6,349	14%

BEAUTY GBU

Beauty
Beauty net sales increased 10 percent during the quarter to $5.1 billion.  Net sales were up behind three percent volume growth and a favorable six percent foreign exchange impact.  Disproportionate growth on premium priced Prestige fragrances and on skin care products drove a favorable one percent mix impact on net sales.  Organic sales increased five percent.  Skin care volume increased high-single digits behind Olay Definity and Regenerist.  Volume in Prestige Fragrances was up mid-single digits with continued growth on Hugo Boss and Dolce & Gabbana.  Hair care volume was up low-single digits as double-digit growth on Head & Shoulders and Nice 'N Easy was partially offset by declines in professional hair care and flat volume on Pantene.  Net earnings in Beauty were up ten percent to $883 million.  Net earnings margin was down 10-basis points as a reduction in gross margin was largely offset by an improvement in SG&A.  Gross margin was down primarily due to higher commodity costs.  SG&A as a percentage of net sales was down as higher marketing spending was more than offset by lower overhead spending as a percentage of net sales.

Beauty net sales increased eight percent fiscal year to date to $9.7 billion.  Sales increased behind two percent volume growth, a one percent positive product mix impact from disproportionate growth in prestige fragrances and five points of favorable foreign exchange.  Prestige Fragrances volume was up mid-single digits behind growth on Dolce & Gabbana, Hugo Boss and Lacoste.  In skin care, volume was up mid-single digits behind growth on Olay behind Definity and Regenerist.  Hair care volume was up low-single digits as growth in developing markets was partially offset by a volume decline in North America.  Head & Shoulders volume was up double-digits globally.  Pantene volume grew low-single digits globally as high-single digits growth in developing markets was largely offset by softness in North America.  Volume in deodorants was down mid-single digits.  Net earnings in Beauty increased nine percent to $1.6 billion primarily behind higher sales growth.  Net earnings margin was up 10-basis points as lower gross margin was more than offset by improved SG&A as a percentage of net sales and a lower tax rate.  Gross margin was down due to higher commodity costs.  SG&A improved as lower overhead spending as a percentage of net sales was partially offset by increased marketing investment.

Grooming
Grooming net sales increased nine percent for the quarter to $2.2 billion behind seven percent volume growth.  Net sales benefited  from a favorable seven percent foreign exchange impact, partially offset by a negative five percent mix impact primarily due to disproportionate double-digit growth in developing regions, where average selling prices are below the segment average.  Blades and razors volume was up double-digits behind developing region volume growth of approximately 20% driven by the expansion of Fusion.  In developed regions, high-single digit growth in North America driven by Fusion and Venus Breeze more than offset reductions in several Western European markets from the impact of pipeline volume in the base period related to the Fusion launch.  In Braun, mid-single digit volume growth in male and female hair removers was more than offset by reductions in home appliances resulting from supply constraints at our contract manufacturer, a de-emphasis of the home appliances business in the U.S. and the divestiture of thermometer and blood pressure devices.  Net earnings in Grooming were up 11 percent for the quarter to $429 million.  Net earnings margin improved 30-basis points for the quarter as lower gross margins were more than offset by lower SG&A as a percentage of net sales.  Gross margin declined primarily due to higher costs incurred at our contract manufacturer on the Braun home appliance business.  SG&A improved as higher marketing spending as a percentage of net sales was more than offset by lower overhead spending.

Grooming net sales increased nine percent to $4.2 billion fiscal year to date.  Sales were up behind six percent volume growth, a six percent favorable foreign exchange impact and a one percent positive pricing impact from carryover price increases.  These were partially offset by a negative four percent mix impact as positive product mix from growth on the premium-priced Fusion brand was more than offset by disproportionate growth in developing regions.  Blades and razors volume increased high-single digits behind volume growth of over 20% in developing regions driven primarily by Fusion expansion.  In developed regions, blades and razors volume was down low-single digits due to a base period that included significant pipeline shipments related to the Fusion launch in Western Europe and Japan.  Braun volume was down mid-single digits fiscal year to date primarily due to lower home appliances shipments resulting from supply constraints at our contract manufacturer, a de-emphasis of the home appliances business in the U.S. and the divestiture of thermometer and blood pressure devices.  Net earnings in Grooming were up 14% fiscal year to date to $880 million behind sales growth and a 90-basis point earnings margin expansion.  Earnings margin improved as a reduction in gross margin was more than offset by improved SG&A as a percentage of net sales.  Gross margin declined primarily due to higher costs incurred at our contract manufacturer on the Braun home appliance business.  SG&A was down due to lower overhead spending, partially offset by higher marketing investment levels as a percentage of net sales.

HEALTH AND WELL-BEING GBU

Health Care
Health Care net sales were up 11 percent during the quarter to $3.8 billion.  Sales grew behind a five percent increase in volume and a six percent favorable foreign exchange impact.  Oral care volume was up high-single digits driven by double-digit growth in developing regions behind Crest toothpaste.  Oral care volume grew mid-single digits in developed regions behind Oral-B brushes and Crest toothpaste and oral rinse.  Feminine care volume was up mid-single digits behind double-digit growth in developing regions, partially offset by the impact of the divestiture of our Japanese adult incontinence business.  Volume in pharmaceuticals and personal health was in-line with the year ago period as double-digit growth on Prilosec OTC and the addition of the Swiss Precision Diagnostics joint venture were offset by lower shipment levels on Actonel and Vicks.  Net earnings in Health Care were up 10 percent to $715 million.  Net earnings margin was down 10-basis points as reduced gross margin from a less profitable geographic and product mix and higher commodity costs was partially offset by lower overhead and marketing spending as a percentage of net sales.

Health Care net sales increased nine percent fiscal year to date to $7.3 billion behind a five percent increase in volume.  Foreign exchange had a positive five percent impact on net sales.  Disproportionate growth in developing regions on feminine care and oral care resulted in a negative one percent mix impact.  Oral care volume was up mid-single digits behind initiative-driven growth on Oral-B brushes and Crest toothpaste.  Feminine care volume increased mid-single digits behind double-digit growth in developing regions.  Volume in pharmaceuticals and personal health was up low-single digits as the impact of adding the Swiss Precision Diagnostics business and mid-single digit growth on Prilosec OTC was largely offset by lower shipments on Actonel and Vicks.  Net earnings in Health Care were up 10 percent to $1.4 billion behind sales growth and a 20-basis point improvement in net earnings margin.  Net earnings margin increased behind lower SG&A as a percentage of net sales, partially offset by lower gross margin.  Gross margin was down due to a less profitable geographic and product mix and higher commodity costs.  SG&A improved primarily behind lower overhead spending as a percentage of net sales.

Snacks, Coffee and Pet Care
Snacks, Coffee and Pet Care net sales increased four percent for the quarter to $1.3 billion.  Sales benefited from a positive one percent pricing impact from the carryover effect of price increases in coffee and pet care and a three percent favorable foreign exchange impact.  Volume for the segment was in-line with the year-ago level as growth in snacks and coffee was offset by a decline in pet care.  Snacks volume increased mid-single digits behind the Pringles Minis and Selects initiatives.  Coffee volume was up low-single digits behind the recent launches of Dunkin’ Donuts, Folgers Black Silk and Folgers House Blend.  In pet care, volume was down high-single digits primarily due to continued negative impacts from the voluntary wet pet food recall in the U.S. in March 2007.  Net earnings in Snacks, Coffee and Pet Care were down 15 percent to $127 million for the quarter.  Higher sales were more than offset by a 220-basis point decline in net earnings margin.  Net earnings margin was down due to a reduction in gross margin partially offset by lower overhead spending as a percentage of net sales.  Gross margin was down primarily due to higher commodity costs.

Snacks, Coffee and Pet Care net sales increased five percent to $2.4 billion fiscal year to date.  Sales grew behind a one percent volume increase and a three percent favorable foreign exchange impact.  Favorable product mix, primarily from growth in premium priced coffee, added one percent to net sales.  Snacks volume was up high-single digits behind the launch of Rice Infusion in Western Europe and continued growth on Pringles Minis and Selects.  Coffee volume increased mid-single digits behind the launch of Folgers Black Silk, Folgers House Blend and Dunkin’ Donuts coffee.  In pet care, volume was down mid-single digits due to continued negative impacts from the voluntary wet pet food recall in the U.S. in March 2007.  Net earnings in Snacks, Coffee and Pet Care increased one percent to $240 million.  Net earnings margin was down 30-basis points as a first-quarter insurance recovery related to Hurricane Katrina and lower overhead and marketing spending as a percentage of net sales were more than offset by a reduction in gross margin driven by higher commodity costs.

In January 2008, P&G announced plans to separate its coffee business and create an independent company.  The coffee business had net sales of approximately $1.6 billion and operating income of about $350 million in fiscal year 2007.  Although no decision has been made on the form of the separation, P&G expects to do a spin-off or split-off transaction.

HOUSEHOLD CARE GBU

Fabric Care and Home Care
Fabric Care and Home Care net sales increased 10 percent for the quarter to $6.1 billion behind seven percent volume growth.  Favorable foreign exchange added five percent to net sales, but was partially offset by a negative two percent mix impact resulting from disproportionate double-digit growth in developing regions.  Fabric Care volume was up high-single digits behind double-digit volume growth in developing regions and initiative activity on Tide, Ariel, Downy and Gain, including continued growth from the expansion of the liquid laundry detergent compaction project in North America.  Home Care volume was up low-single digits as growth on initiative activity, including Febreze Candles and the Western Europe Air Care launch, was partially offset by market softness in North America.  In batteries, volume was up double-digits in both developed and developing regions behind promotion programs during the holiday period.  Net earnings in Fabric Care and Home Care increased six percent to $882 million for the quarter.  Net earnings margin was down 60-basis points primarily due to lower gross margin from increased commodity costs.  SG&A was roughly in-line with the year ago period as lower overhead spending as a percentage of net sales was largely offset by higher marketing spending as a percentage of net sales.

Fabric Care and Home Care net sales increased 10 percent to $12.0 billion fiscal year to date.  Volume was up eight percent and favorable foreign exchange added four percent to sales growth.  This was partially offset by a negative two percent mix impact primarily from disproportionate double-digit growth in developing regions and on large pack sizes in fabric care.  Fabric care volume increased high-single digits behind double-digit developing region growth, the liquid laundry detergent compaction launch in North America and initiative activity on Tide, Gain, Ariel and Downy.  Home care volume was up high-single digits behind the Dawn restage in North America, the launch of Febreze Candles and continued expansion of auto-dishwashing products in Western Europe.  Batteries volume was up high-single digits behind double-digit growth in developing regions and high-single digit growth in North America behind promotional activity.  Net earnings in Fabric Care and Home Care increased eight percent to $1.8 billion.  Earnings margin was down 30-basis points primarily due to lower gross margin.  Gross margin was down as volume scale leverage and manufacturing cost savings projects were more than offset by higher commodity costs.  SG&A improved as a percentage of net sales as higher marketing spending was more than offset by lower overheads as a percentage of net sales.

Baby Care and Family Care
Baby Care and Family Care net sales increased eight percent for the quarter to $3.4 billion, including the impact of the Western European family care divestiture.  Sales were up behind two percent volume growth, five points of favorable foreign exchange and a one percent favorable mix impact.  Organic volume and organic sales, which exclude the impacts of foreign exchange and the Western European family care divestiture, grew eight percent.  Baby care volume increased double-digits behind double-digit growth in developing regions, driven by the expansion of Pampers, and mid-single digit growth in developed regions, driven by Baby Dry, Swaddlers and Luvs.  Family care volume was down high-single digits due to the sale of the Western European business.  Family care organic volume was up mid-single digits behind growth on both Charmin and Bounty from recently launched product restages.  Net earnings in Baby Care and Family Care were up 23 percent to $418 million behind sales growth and net earnings margin expansion.  Net earnings margin was up 150-basis points behind higher gross margin and lower overhead spending as a percentage of net sales.  Gross margin improved due to a more profitable product mix following the Western Europe family care divestiture, volume scale leverage and cost savings projects, partially offset by higher commodity costs.

Baby Care and Family Care net sales increased nine percent fiscal year to date to $6.8 billion, including the impact of the Western European family care divestiture.  Sales grew behind five percent volume growth and a four percent favorable foreign exchange impact.  Organic sales, which exclude the impacts of foreign exchange and the Western European family care divestiture, grew eight percent behind nine percent organic volume growth.  Organic volume growth was balanced across the segment with high-single digit growth in both baby care and family care.  Baby care volume in developed regions was up mid-single digits behind growth on Pampers Baby Stages of Development and on the Baby Dry caterpillar flex initiative.  In developing regions, baby care volume was up double-digits, led by growth on Pampers across regions.  Family care organic volume was up high-single digits behind the Bounty and Charmin product restages and continued growth on the Basic product tier.  Net earnings in Baby Care and Family Care were up 17 percent to $848 million.  Net earnings margin improved 80-basis points primarily behind lower SG&A costs due to lower overhead and marketing as a percentage of net sales.  Gross margin was up slightly as a more profitable product mix following the Western Europe family care divestiture, volume scale leverage and cost savings projects were largely offset by higher commodity costs.

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

Net earnings in Corporate increased $117 million for the quarter primarily due to the gain on the sale of our Western European family care business and a lower tax rate, partially offset by higher interest expense.  Our tax rate was down 240-basis points in the current quarter due to favorable settlements of tax audits and a more favorable geographic mix of earnings.  Fiscal year to date, net earnings in Corporate increased $166 million versus the year-ago period.  The increase was driven primarily by higher divestiture gains and a lower tax rate, partially offset by higher interest expense.  Divestiture gains in the current year period include our Western European family care business and our adult incontinence business in Japan.  Our fiscal year to date tax rate was down 260-basis points due to a one-time tax benefit in the first quarter resulting from a change in the statutory tax rate in Germany, tax audit settlements and a more favorable geographic mix.

FINANCIAL CONDITION

Operating Activities
Cash generated from operating activities for the fiscal year to date period was $7.4 billion, an increase of 36 percent versus the comparable prior year period.  Operating cash increased due to higher net earnings and an improvement in working capital days versus the base period.  Accounts receivable days improved by two days versus the prior year level due to Gillette integration benefits including a temporary increase in the base period due to Gillette integration impacts.  Inventory days increased one day and accounts payable days were down one day.

Investing Activities
Investing activities in the current year used $915 million, compared to the prior year period cash use of $623 million.  Capital expenditures were $1.2 billion, or 2.8 percent of net sales.  Proceeds from asset sales generated $747 million in cash primarily from the sale of our Western European family care business and our adult incontinence business in Japan.

Financing Activities
Total cash used by financing activities was $6.7 billion this fiscal year to date, versus $6.6 billion in the comparable prior year period.  We repurchased $5.5 billion of treasury shares under a previously announced share buyback program that started in July 2007.  We reduced our debt position by $72 million during the fiscal year.  In the prior year period, we repurchased $2.7 billion of treasury shares and reduced our debt position by $2.6 billion.

As of December 31, 2007 the Company’s current liabilities exceeded current assets by $4.5 billion, driven by our short-term debt position.  The Company anticipates being able to support its short-term liquidity through cash generated from operations.  The Company also has very strong long- and short-term debt ratings which will enable it to continue to refinance this debt at favorable rates in commercial paper and bond markets.  In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the October - December quarter:
	Total Company	Beauty Care	Baby Care & Family Care
Total Sales Growth	9%	10%	8%
Less: Foreign Exchange Impact	-5%	-6%	-5%
Less: Acquisition/Divestiture Impact	+1%	+1%	+5%
Organic Sales Growth	5%	5%	8%

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

	Total Company	Baby Care & Family Care
Total Sales Growth	8%	9%
Less: Foreign Exchange Impact	-4%	-4%
Less: Acquisition/Divestiture Impact	+1%	+3%
Organic Sales Growth	5%	8%

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

Free Cash Flow Productivity.  Free cash flow productivity is defined as the ratio of free cash flow to net earnings.  The Company’s long-term target is to generate free cash at or above 90 percent of net earnings.  Free cash flow is also one of the measures used to evaluate senior management.  The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):
	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul – Dec ’07	7,371	$(1,184)	$6,187	$6,349	97%

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Approximate dollar value of shares that may yet be purchased under our share repurchase program ($ in Billions) (3)
10/1/07-10/31/07	11,002,237	$70.61	10,895,749	26.6
11/1/07-11/30/07	11,346,572	$70.42	11,302,472	25.8
12/1/07-12/31/07	17,720,294	$73.34	17,713,433	24.5

(1)The total number of shares purchased was 40,069,103 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepaid large financial institutions to deliver shares at a future date in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 157,449 for the quarter. These shares were acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2) Average price paid per share is calculated on a settlement basis and excludes commission.

(3) On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the next three years to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to announcement of the plan but are considered purchases against the plan. The numbers listed in this column include commissions paid to brokers to execute the transactions.

Item 6.                       Exhibits

Exhibit

3-1	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) which was adopted by shareholders at the annual meeting on October 9, 2001, and related correspondence and terms and conditions.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

    * Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

     THE PROCTER & GAMBLE COMPANY

February 1, 2008                                                               /s/   VALARIE L. SHEPPARD
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

          EXHIBIT (11)

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

Computation of Earnings Per Share

Amounts in millions except per share amounts

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
BASIC NET EARNINGS PER SHARE
Net earnings	$3,270	$2,862	$6,349	$5,560
Preferred dividends, net of tax benefit	43	39	85	78
Net earnings available to common shareholders	$3,227	$2,823	$6,264	$5,482

Basic weighted average common shares outstanding	3,094.8	3,161.7	3,106.2	3,168.4

Basic net earnings per common share	$1.04	$0.89	$2.02	$1.73

DILUTED NET EARNINGS PER SHARE
Diluted net earnings	$3,270	$2,862	$6,349	$5,560

Basic weighted average common shares outstanding	3,094.8	3,161.7	3,106.2	3,168.4
Add potential effect of:
Conversion of preferred shares	144.9	150.5	145.5	151.0
Exercise of stock options and other Unvested Equity awards	101.8	94.3	96.5	90.7

Diluted weighted average common shares outstanding	3,341.5	3,406.5	3,348.2	3,410.1

Diluted net earnings per common share	$0.98	$0.84	$1.90	$1.63

EXHIBIT (12)

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

Amounts in millions

						Six Months Ended
	Years Ended June 30					December 31

	2003	2004	2005	2006	2007	2006	2007

EARNINGS, AS DEFINED
Earnings from operations before income taxes
and before adjustments for minority interests
in consolidated subsidiaries and after
eliminating undistributed earnings of equity
method investees	$7,219	$9,010	$9,954	$12,419	$14,746	$8,041	$8,857

Fixed charges (excluding capitalized interest)	657	719	924	1,242	1,428	777	835

TOTAL EARNINGS, AS DEFINED	$7,876	$9,729	$10,878	$13,661	$16,174	$8,818	$9,692

FIXED CHARGES, AS DEFINED
Interest expense (including capitalized interest)	$561	$629	$869	$1,153	$1,374	$729	$788
1/3 of rental expense	96	90	90	122	124	63	64

TOTAL FIXED CHARGES, AS DEFINED	$657	$719	$959	$1,275	$1,498	$792	$852

RATIO OF EARNINGS TO FIXED CHARGES	12.0x	13.5x	11.3x	10.7x	10.8x	11.1x	11.4x

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certifications
I, A.G. Lafley, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of The Procter & Gamble Company;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

   /s/ A.G. LAFLEY
(A.G. Lafley)
Chairman of the Board
and Chief Executive Officer

February 1, 2008
Date

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certifications
I, Clayton C. Daley, Jr., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of The Procter & Gamble Company;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 /s/ CLAYTON C. DALEY, JR.
(Clayton C. Daley, Jr.)
Chief Financial Officer

February 1, 2008
Date

EXHIBIT 32.1

Section 1350 Certifications

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of The Procter & Gamble Company (the “Company”) certifies to his knowledge that:

(1)
The Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in that Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company.

   /s/ A.G. LAFLEY
(A.G. Lafley)
Chairman of the Board
and Chief Executive Officer

February 1, 2008
Date

A signed original of this written statement required by Section 906 has been provided to The Procter & Gamble Company and will be retained by The Procter & Gamble Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

Section 1350 Certifications

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of The Procter & Gamble Company (the “Company”) certifies to his knowledge that:

(1)
The Quarterly Report on Form 10-Q of the Company for the quarterly period ended December 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in that Form 10-Q fairly presents, in all material respects, the financial conditions and results of operations of the Company.

   /s/ CLAYTON C. DALEY, JR.
(Clayton C. Daley, Jr.)
Chief Financial Officer

February 1, 2008
Date

A signed original of this written statement required by Section 906 has been provided to The Procter & Gamble Company and will be retained by The Procter & Gamble Company and furnished to the Securities and Exchange Commission or its staff upon request.