Form 10-Q
period 2008-03-31
PROCTER & GAMBLE CO
filed 2008-05-01
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
There were 3,052,985,133 shares of Common Stock outstanding as of March 31, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6. Exhibits
EXHIBIT INDEX
EX-10.1
EX-11
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.
The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and nine months ended March 31, 2008 and 2007, the Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Amounts in millions except per share amounts

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

NET SALES	$20,463	$18,694	$62,237	$57,204
Cost of products sold	9,974	9,057	29,887	27,210
Selling, general and administrative expense	6,378	5,991	19,107	17,945

OPERATING INCOME	4,111	3,646	13,243	12,049
Interest expense	364	279	1,112	976
Other non-operating income, net	10	169	395	429

EARNINGS BEFORE INCOME TAXES	3,757	3,536	12,526	11,502
Income taxes	1,047	1,024	3,467	3,430

NET EARNINGS	$2,710	$2,512	$9,059	$8,072

PER COMMON SHARE:
Basic net earnings	$0.87	$0.78	$2.89	$2.51
Diluted net earnings	$0.82	$0.74	$2.72	$2.37
Dividends	$0.35	$0.31	$1.05	$0.93

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,301.2	3,397.3	3,332.5	3,405.7
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			March 31	June 30
Amounts in Millions			2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$3,737	$5,354
Investment securities			341	202
Accounts receivable			6,934	6,629
Inventories
Materials and supplies			2,272	1,590
Work in process			675	444
Finished goods			5,480	4,785

Total inventories			8,427	6,819
Deferred income taxes			2,044	1,727
Prepaid expenses and other current assets			4,259	3,300

TOTAL CURRENT ASSETS			25,742	24,031
PROPERTY, PLANT AND EQUIPMENT
Buildings			6,955	6,380
Machinery and equipment			29,311	27,492
Land			901	849

			37,167	34,721
Accumulated depreciation			(16,833)	(15,181)

NET PROPERTY, PLANT AND EQUIPMENT			20,334	19,540
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			59,645	56,552
Trademarks and other intangible assets, net			34,305	33,626

NET GOODWILL AND OTHER INTANGIBLE ASSETS			93,950	90,178

OTHER NON-CURRENT ASSETS			5,379	4,265

TOTAL ASSETS			$145,405	$138,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$5,535	$5,710
Accrued and other liabilities			11,757	9,586
Taxes payable			684	3,382
Debt due within one year			13,287	12,039

TOTAL CURRENT LIABILITIES			31,263	30,717

LONG-TERM DEBT			23,673	23,375

DEFERRED INCOME TAXES			11,629	12,015

OTHER NON-CURRENT LIABILITIES			9,251	5,147

TOTAL LIABILITIES			75,816	71,254

SHAREHOLDERS’ EQUITY
Preferred stock			1,371	1,406
Common stock — shares issued —	Mar 31	3,999.3	3,999
	June 30	3,989.7		3,990
Additional paid-in capital			59,974	59,030
Reserve for ESOP debt retirement			(1,324)	(1,308)
Accumulated other comprehensive income			4,146	617
Treasury stock			(45,816)	(38,772)
Retained earnings			47,239	41,797

TOTAL SHAREHOLDERS’ EQUITY			69,589	66,760

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$145,405	$138,014

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31
Amounts in millions	2008	2007

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,354	$6,693

OPERATING ACTIVITIES
Net earnings	9,059	8,072
Depreciation and amortization	2,270	2,367
Share-based compensation expense	396	482
Deferred income taxes	1,065	306
Changes in:
Accounts receivable	253	(866)
Inventories	(1,077)	(636)
Accounts payable, accrued and other liabilities	(410)	(233)
Other operating assets and liabilities	(385)	38
Other	547	323

TOTAL OPERATING ACTIVITIES	11,718	9,853

INVESTING ACTIVITIES
Capital expenditures	(1,852)	(1,996)
Proceeds from asset sales	759	257
Acquisitions	36	(167)
Change in investment securities	(188)	725

TOTAL INVESTING ACTIVITIES	(1,245)	(1,181)

FINANCING ACTIVITIES
Dividends to shareholders	(3,385)	(3,069)
Change in short-term debt	1,216	9,074
Additions to long-term debt	6,534	1,403
Reductions of long-term debt	(10,227)	(16,088)
Impact of stock options and other	1,436	1,213
Treasury purchases	(8,035)	(4,061)

TOTAL FINANCING ACTIVITIES	(12,461)	(11,528)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	371	157

CHANGE IN CASH AND CASH EQUIVALENTS	(1,617)	(2,699)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,737	$3,994

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the three-month and nine-month period ended March 31, 2008 are not necessarily indicative of annual results.

2.	Comprehensive Income — Total comprehensive income is composed primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2008 and 2007 was $4,389 million and $2,800 million, respectively. For the nine months ended March 31, 2008 and 2007, total comprehensive income was $12,588 million and $8,976 million, respectively.

3.	Segment Information — Following is a summary of segment results. In May 2007, we announced a number of changes to our organization structure and certain of our key leadership positions. The changes became effective on July 1, 2007 and resulted in changes to our GBU and reporting segment structure. The businesses that previously comprised the Gillette GBU are now included within the Beauty and Household Care GBUs. The Braun business has been combined with the Blades and Razors business to form the Grooming reportable segment within the Beauty GBU. The Grooming reportable segment also includes all face and shave prep products which were previously reported within the Beauty reportable segment. Duracell was moved to our Household Care GBU and will be reported as part of our Fabric Care and Home Care reportable segment. Finally, our feminine care business, which previously was part of our Beauty GBU and reportable segment, is now part of our Health and Well-Being GBU and will be reported as part of the Health Care reportable segment. The following segment information reflects the new segment reporting structure.
SEGMENT INFORMATION
Amounts in millions

		Three Months Ended March 31			Nine Months Ended March 31
			Earnings Before			Earnings Before
		Net Sales	Income Taxes	Net Earnings	Net Sales	Income Taxes	Net Earnings

Beauty GBU
Beauty	2008	$4,743	$784	$589	$14,479	$2,788	$2,161
	2007	4,365	792	603	13,345	2,654	2,041

Grooming	2008	1,977	551	403	6,153	1,761	1,283
	2007	1,744	429	310	5,565	1,486	1,081

Health & Well-Being GBU
Health Care	2008	3,651	943	617	10,982	2,979	1,980
	2007	3,291	827	536	10,034	2,665	1,777

Snacks, Coffee and Pet Care	2008	1,207	171	105	3,632	556	345
	2007	1,090	191	116	3,406	567	353

Household Care GBU
Fabric Care and Home Care	2008	5,759	1,165	781	17,737	3,827	2,579
	2007	5,220	1,058	700	16,083	3,517	2,365

Baby Care and Family Care	2008	3,531	739	471	10,325	2,069	1,319
	2007	3,268	606	382	9,486	1,754	1,106

Corporate	2008	(405)	(596)	(256)	(1,071)	(1,454)	(608)
	2007	(284)	(367)	(135)	(715)	(1,141)	(651)

Total	2008	20,463	3,757	2,710	62,237	12,526	9,059
	2007	18,694	3,536	2,512	57,204	11,502	8,072

4.	The Company acquired the Gillette Company in October 2005. At that time, we recognized an assumed liability for Gillette exit costs of $1.23 billion, including $854 million in separations related to approximately 5,500 people, $55 million in employee relocation costs and $320 million in other exit costs. These costs are primarily related to the elimination of selling, general and administrative overlap between the two companies in areas like Global Business Services, corporate staff and go-to-market support, as well as redundant manufacturing capacity. As of March 31, 2008, the remaining liability was $322 million. Total integration plan charges against the assumed liability were $94 million for the three months ended March 31, 2008 and $243 million for the nine months ended March 31, 2008. A total of $109 million of the liability was reversed to goodwill during the three months ended March 31, 2008 related to underspending on a number of projects that were concluded during the period. We expect such activities to be substantially complete by June 30, 2008.

5.	Goodwill and Other Intangible Assets — Goodwill as of March 31, 2008 is allocated by reportable segment and global business unit as follows (amounts in millions):

Nine Months Ended
March 31, 2008

BEAUTY GBU
Beauty, beginning of year	$15,359
Acquisitions and divestitures	(81)
Translation and other	1,406

Goodwill, March 31, 2008	16,684

Grooming, beginning of year	24,211
Acquisitions and divestitures	(242)
Translation and other	1,408

Goodwill, March 31, 2008	25,377

HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,482
Acquisitions and divestitures	(51)
Translation and other	336

Goodwill, March 31, 2008	8,767

Snacks, Coffee and Pet Care, beginning of year	2,407
Acquisitions and divestitures	(5)
Translation and other	36

Goodwill, March 31, 2008	2,438

HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,470
Acquisitions and divestitures	(39)
Translation and other	237

Goodwill, March 31, 2008	4,668

Baby Care and Family Care, beginning of year	1,623
Acquisitions and divestitures	(34)
Translation and other	122

Goodwill, March 31, 2008	1,711

GOODWILL, Net, beginning of year	56,552
Acquisitions and divestitures	(452)
Translation and other	3,545

Goodwill, March 31, 2008	$59,645

The increase in goodwill from June 30, 2007 is primarily due to currency translation.

Identifiable intangible assets as of March 31, 2008 are comprised of (amounts in millions):

	Gross Carrying	Accumulated
	Amount	Amortization

Amortizable intangible assets with determinable lives	$8,918	$2,492
Intangible assets with indefinite lives	27,879	—

Total identifiable intangible assets	$36,797	$2,492

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended March 31, 2008 and 2007 was $156 million and $153 million, respectively. For the nine months ended March 31, 2008 and 2007, the amortization expense of intangible assets was $468 million and $484 million respectively.

6.	Pursuant to SFAS 123(R) “Share-Based Payment”, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method).

Total share-based compensation for the three months and nine months ended March 31, 2008 and 2007 are summarized in the following table (amounts in millions):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Share-Based Compensation
SFAS 123(R) Stock Options	$144	$180	$373	$439
Other Share-Based Awards	10	13	23	43

Total Share-Based Compensation	$154	$193	$396	$482

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

7.	Postretirement Benefits — The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:
Amounts in millions

	Pension Benefits		Other Retiree Benefits
	Three Months Ended		Three Months Ended
	March 31		March 31
	2008	2007	2008	2007

Service Cost	$63	$67	$24	$20

Interest Cost	134	116	57	52

Expected Return on Plan Assets	(146)	(107)	(108)	(102)

Amortization of Deferred Amounts	3	3	—	(6)

Curtailment Gain	—	(154)	—	—

Recognized Net Actuarial Loss	(3)	12	(4)	1

Gross Benefit Cost (Credit)	51	(63)	(31)	(35)

Dividends on ESOP Preferred Stock	—	—	(23)	(20)

Net Periodic Benefit Cost (Credit)	$51	($63)	($54)	($55)

Amounts in millions

	Pension Benefits		Other Retiree Benefits
	Nine Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

Service Cost	$198	$200	$71	$61

Interest Cost	400	352	169	154

Expected Return on Plan Assets	(419)	(328)	(322)	(305)

Amortization of Deferred Amounts	10	9	—	(17)

Curtailment Gain	—	(154)	—	—

Recognized Net Actuarial Loss	9	34	(11)	2

Gross Benefit Cost (Credit)	198	113	(93)	(105)

Dividends on ESOP Preferred Stock	—	—	(69)	(62)

Net Periodic Benefit Cost (Credit)	$198	$113	($162)	($167)

For the year ending June 30, 2008, the expected return on plan assets is 7.4% and 9.3% for defined benefit and other retiree benefit plans, respectively.

8.	New Accounting Standards

On July 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 addresses the accounting and disclosure of uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.

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

The total amount of unrecognized tax benefits at July 1, 2007 was $2,971 million, excluding any related accruals for interest and penalties. Included in this total was $1,893 million that, if recognized, would impact the effective tax rate in future periods. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties as of July 1, 2007 were $589 million and $128 million, respectively, on an after tax basis.

P&G is present in over 140 taxable jurisdictions, and at any point in time, has 30-40 audits underway at various stages of completion. We have tax years open ranging from 1997 and forward. P&G has made a concerted effort to bring its audit inventory to a more current position. We have done this by working with tax authorities to conduct audits for several open years at once. While we may be able to estimate the timing of the resolution we are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available we anticipate that over the next 12 month period net audit activity could favorably impact earnings by a range of up to $150 million to $250 million. On an ongoing basis, adjustments will be made to the liability for unrecognized tax benefits to reflect the impact of audit developments, tax law changes, statute expirations, as well as for the accrual of additional current year tax exposures and for interest and penalties on existing liabilities.

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

In December 2007, the FASB issued SFAS 141 (Revised), Business Combinations (SFAS 141R) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 141(R) and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS 141(R) and SFAS 160 will be effective for the company during our fiscal year beginning July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning July 1, 2009. The Company is currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:
•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations — Three Months Ended March 31, 2008

•	Results of Operations — Nine months Ended March 31, 2008

•	Business Segment Discussion — Three and Nine Months Ended March 31, 2008

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net outside sales and after-tax profit. We also refer to financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, free cash flow and free cash flow productivity. The explanation of these measures at the end of MD&A provides more details on the use and the derivation of these measures. Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of market share information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended March 31, 2008 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU	32%	34%
Beauty	23%	20%

Grooming	9%	14%

Health and Well-Being GBU	23%	24%
Health Care	17%	21%
Snacks, Coffee and Pet Care	6%	3%

Household Care GBU	45%	42%
Fabric Care and Home Care	28%	26%
Baby Care and Family Care	17%	16%

Total	100%	100%
The following table provides the percentage of net sales and net earnings by reportable business segment for the nine months ended March 31, 2008 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU	33%	35%
Beauty	23%	22%
Grooming	10%	13%

Health and Well-Being GBU	23%	24%
Health Care	17%	20%
Snacks, Coffee and Pet Care	6%	4%

Household Care GBU	44%	41%
Fabric Care and Home Care	28%	27%
Baby Care and Family Care	16%	14%

Total	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2008:
•	Net sales grew nine percent to $62.2 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased five percent.

•	Unit volume increased five percent and organic volume, which excludes acquisitions and divestitures, grew six percent. Every reportable segment posted year-on-year volume growth and each geographic region delivered year-on-year organic volume growth.

•	Net earnings increased 12 percent to $9.1 billion. Net earnings increased behind higher operating profit, a lower tax rate and favorable foreign exchange.

•	Diluted net earnings per share were $2.72, an increase of 15 percent versus the comparable prior year period.

•	Operating cash flow was $11.7 billion, an increase of 19 percent versus the prior year period. Free cash flow productivity was 109 percent for the fiscal year to date period. Free cash flow productivity is defined as the ratio of operating cash flow less capital expenditures to net earnings.

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
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations and on the continued positive reputations of our brands. This means we must be able to obtain patents and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs in an increasingly fragmented media environment. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing net sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives and trade terms. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. Since our goals include a growth component which can be affected by acquisitions and divestitures, we must manage and integrate key company transactions, such as the Gillette and Wella acquisitions, including achieving the cost and growth synergies for those transactions in accordance with stated goals, and the successful separation of the Company’s coffee business while continuing to deliver the Company’s goals.
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
RESULTS OF OPERATIONS — Three Months Ended March 31, 2008
The following discussion provides a review of results for the three months ended March 31, 2008 versus the three months ended March 31, 2007.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended
	March 31
	2008	2007	% CHG

NET SALES	$20,463	$18,694	9%
COST OF PRODUCTS SOLD	9,974	9,057	10%

GROSS MARGIN	10,489	9,637	9%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,378	5,991	6%

OPERATING INCOME	4,111	3,646	13%
TOTAL INTEREST EXPENSE	364	279
OTHER NON-OPERATING INCOME, NET	10	169

EARNINGS BEFORE INCOME TAXES	3,757	3,536	6%
INCOME TAXES	1,047	1,024

NET EARNINGS	2,710	2,512	8%

EFFECTIVE TAX RATE	27.9%	29.0%

PER COMMON SHARE:
BASIC NET EARNINGS	$0.87	$0.78	12%
DILUTED NET EARNINGS	$0.82	$0.74	11%
DIVIDENDS	$0.35	$0.31	13%
AVERAGE DILUTED SHARES OUTSTANDING	3,301.2	3,397.3

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	48.7%	48.4%	30
GROSS MARGIN	51.3%	51.6%	(30)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.2%	32.0%	(80)
OPERATING MARGIN	20.1%	19.5%	60
EARNINGS BEFORE INCOME TAXES	18.4%	18.9%	(50)
NET EARNINGS	13.2%	13.4%	(20)
Net sales increased nine percent for the quarter to $20.5 billion. Volume was up four percent, including a negative one percent impact from the divestiture of our Western European family care business. Price increases, taken primarily to offset higher commodity costs, contributed one percent to net sales growth. These were partially offset by a negative one percent mix impact resulting from disproportionate double-digit volume growth in developing regions, where average selling price is below the company average. Favorable foreign exchange added five percent to net sales. Every reportable segment, except Beauty, posted mid-single digit or higher organic volume growth. Volume grew primarily behind initiative activity on our key brands and continued developing region expansion. The Company delivered high-single digit or higher volume growth on Always, Ariel, Dolce & Gabbana, Febreze, Fusion, Gain, Head & Shoulders, Naturella, Pampers, Pringles, Rejoice, Venus and Vicks for the quarter, partially offset by declines on Braun, Folgers and Mach3. Organic volume and sales were both up five percent for the quarter.

	Net Sales Change Drivers 2008 vs. 2007 (Three Months Ended Mar. 31)
	Volume with	Volume excluding
	Acquisitions &	Acquisitions &	Foreign		Mix/	Net Sales
	Divestitures	Divestitures	Exchange	Price	Other	Growth

Beauty GBU
Beauty	3%	3%	6%	0%	0%	9%
Grooming	6%	6%	7%	2%	-2%	13%
Health and Well-Being GBU
Health Care	6%	6%	6%	0%	-1%	11%
Snacks, Coffee and Pet Care	4%	4%	3%	5%	-1%	11%
Household Care GBU
Fabric Care and Home Care	6%	6%	5%	0%	-1%	10%
Baby Care and Family Care	1%	7%	5%	1%	1%	8%

Total Company	4%	5%	5%	1%	-1%	9%

Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
Gross margin was down 30-basis points for the quarter to 51.3% of net sales. Commodity and energy cost increases had a negative impact on gross margin of over 220-basis points. These were largely offset by scale leverage from volume growth, pricing and cost savings projects resulting from manufacturing efficiency improvements and product reformulations. The year over year gross margin change was also impacted by a number of base period charges, including net charges related to the integration of Gillette, supply chain restructuring projects and the impacts of the pet food recall, that reduced the base period gross margin approximately 50-basis points.
Total selling, general and administrative expenses (SG&A) increased six percent to $6.4 billion. SG&A as a percentage of net sales was down 80-basis points as a result of lower overhead spending as a percentage of net sales. Total overhead spending increased, but was down as a percentage of net sales for the total Company and in each reportable segment primarily due to scale leverage, a focus on overhead productivity and Gillette synergy savings. Marketing spending as a percentage of net sales was in-line with the prior year period.
Interest expense for the quarter was up $85 million versus the year-ago period due to a higher debt level and a higher interest rate driven by the geographic mix of our short-term borrowings. Other non-operating income decreased $159 million versus the prior year period primarily due to lower current period interest income and base period gains on the sale of minor beauty and feminine care brands. Interest income declined primarily due to lower interest rates.
Net earnings increased eight percent for the quarter to $2.7 billion behind a 13 percent increase in operating profit and a lower tax rate, partially offset by lower other non-operating income. Our effective tax rate was down 110-basis points primarily due to a more favorable geographic mix of earnings. There is a possibility of favorable tax audit activity in the April - June quarter that could impact the Company’s fourth quarter and fiscal year effective tax rate. However, given the uncertainty around such items, we cannot quantify the potential impact at this time. Diluted net earnings per share were up 11 percent to $0.82. Diluted net earnings per share growth exceeded net earnings growth due to share repurchase activity. We repurchased $2.6 billion of treasury shares during the quarter under a previously announced share buyback program that started in July 2007.
RESULTS OF OPERATIONS — Nine months Ended March 31, 2008
The following discussion provides a review of results for the nine months ended March 31, 2008 versus the nine months ended March 31, 2007.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Nine months Ended
	March 31
	2008	2007	% CHG

NET SALES	$62,237	$57,204	9%

COST OF PRODUCTS SOLD	29,887	27,210	10%

GROSS MARGIN	32,350	29,994	8%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	19,107	17,945	6%

OPERATING INCOME	13,243	12,049	10%

TOTAL INTEREST EXPENSE	1,112	976
OTHER NON-OPERATING INCOME, NET	395	429

EARNINGS BEFORE INCOME TAXES	12,526	11,502	9%
INCOME TAXES	3,467	3,430

NET EARNINGS	9,059	8,072	12%

EFFECTIVE TAX RATE	27.7%	29.8%

PER COMMON SHARE:
BASIC NET EARNINGS	$2.89	$2.51	15%
DILUTED NET EARNINGS	$2.72	$2.37	15%
DIVIDENDS	$1.05	$0.93	13%
AVERAGE DILUTED SHARES OUTSTANDING	3,332.5	3,405.7

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	48.0%	47.6%	40
GROSS MARGIN	52.0%	52.4%	(40)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.7%	31.4%	(70)
OPERATING MARGIN	21.3%	21.1%	20
EARNINGS BEFORE INCOME TAXES	20.1%	20.1%	—
NET EARNINGS	14.6%	14.1%	50
Net sales for the fiscal year to date period were up nine percent to $62.2 billion behind five percent volume growth and a favorable five percent foreign exchange impact. This was partially offset by a negative one percent mix impact primarily due to disproportionate double-digit growth in developing regions. Volume growth was broad-based across segments and geographic regions. Each reportable segment posted year-on-year volume growth and each geographic region delivered year-on-year organic volume growth for the fiscal year to date period. Volume grew primarily behind initiative activity on key brands and continued expansion in developing regions. A number of the company’s key brands, including Always, Ariel, Dolce & Gabbana, Downy, Febreze, Fusion, Gain, Head & Shoulders, Hugo Boss, Naturella, Pampers, Pringles, Oral-B, Tide and Venus, posted high-single digit or higher volume growth to offset declines on Actonel, Braun, Iams and Mach3. Organic sales increased five percent for the fiscal year to date period behind six percent organic volume growth.

	Net Sales Change Drivers 2008 vs. 2007 (Nine months Ended Mar. 31)
	Volume with	Volume excluding
	Acquisitions &	Acquisitions &	Foreign		Mix/	Net Sales
	Divestitures	Divestitures	Exchange	Price	Other	Growth

Beauty GBU
Beauty	3%	3%	5%	0%	0%	8%
Grooming	6%	7%	7%	1%	-3%	11%

Health and Well-Being GBU
Health Care	5%	4%	5%	0%	-1%	9%
Snacks, Coffee and Pet Care	2%	2%	3%	2%	0%	7%
Household Care GBU
Fabric Care and Home Care	7%	7%	5%	0%	-2%	10%
Baby Care and Family Care	4%	8%	5%	0%	0%	9%

Total Company	5%	6%	5%	0%	-1%	9%

Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
Gross margin was down 40-basis points fiscal year to date to 52.0% of net sales. Commodity and energy cost increases had a negative impact on gross margin of over 150-basis points. These were largely offset by scale leverage from volume growth and cost savings projects resulting from manufacturing efficiency improvements and product reformulations.
Total selling, general and administrative expenses (SG&A) increased six percent to $19.1 billion for the fiscal year to date period. SG&A as a percentage of net sales was down 70-basis points primarily behind lower overhead spending as a percentage of net sales, partially offset by higher marketing spending as a percentage of net sales. Total overhead spending increased, but was down as a percentage of net sales for the total Company and for each reportable segment primarily due to scale leverage, a focus on overhead productivity and Gillette synergy savings.
Interest expense for the fiscal year to date period was up $136 million versus the year-ago period due to a higher interest rate driven by the geographic mix of our short-term borrowings. Other non-operating income was down $34 million primarily due to lower interest income, which more than offset higher current period divestiture gains. Current year gains included a gain on the sale of our Western Europe family care business and our Japanese adult incontinence business. The base period included gains on the sale of Pert in North America, Sure and minor beauty and feminine care businesses.
Net earnings increased 12 percent to $9.1 billion behind higher operating profit, a lower tax rate and favorable foreign exchange. Our tax rate declined from 29.8% to 27.7% due to a one-time tax benefit resulting from a reduction in the German statutory tax rate, which reduced our deferred tax liabilities related to acquired intangible assets, the favorable settlement of tax audits and a more favorable geographic mix of earnings. Diluted net earnings per share were up 15 percent versus the prior year to $2.72 per share. Diluted net earnings per share growth exceeded net earnings growth due to share repurchase activity. We repurchased $8.0 billion of treasury shares during the fiscal year to date period under a previously announced share buyback program that started in July 2007.
BUSINESS SEGMENT DISCUSSION— Three and Nine months Ended March 31, 2008
The following discussion provides a review of results by business segment. Analyses of the results for the three and nine months ended March 31, 2008 are provided compared to the same three and nine month period ended March 31, 2007. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and nine months ended March 31, 2008 versus the comparable prior year period (Amounts in millions):

	Three Months Ended March 31, 2008
		% Change		% Change		% Change
		Versus	Earnings Before	Versus		Versus
	Net Sales	Year Ago	Income Taxes	Year Ago	Net Earnings	Year Ago

Beauty GBU
Beauty	$4,743	9%	$784	-1%	$589	-2%
Grooming	1,977	13%	551	28%	403	30%

Health and Well-Being GBU
Health Care	3,651	11%	943	14%	617	15%
Snacks, Coffee and Pet Care	1,207	11%	171	-10%	105	-9%

Household Care GBU
Fabric Care and Home Care	5,759	10%	1,165	10%	781	12%
Baby Care and Family Care	3,531	8%	739	22%	471	23%

Total Business Segments	20,868	10%	4,353	12%	2,966	12%
Corporate	(405)	N/A	(596)	N/A	(256)	N/A

Total Company	20,463	9%	3,757	6%	2,710	8%

	Nine months Ended March 31, 2008
		% Change		% Change		% Change
		Versus	Earnings Before	Versus		Versus
	Net Sales	Year Ago	Income Taxes	Year Ago	Net Earnings	Year Ago

Beauty GBU
Beauty	$14,479	8%	$2,788	5%	$2,161	6%
Grooming	6,153	11%	1,761	19%	1,283	19%

Health and Well-Being GBU
Health Care	10,982	9%	2,979	12%	1,980	11%
Snacks, Coffee and Pet Care	3,632	7%	556	-2%	345	-2%

Household Care GBU
Fabric Care and Home Care	17,737	10%	3,827	9%	2,579	9%
Baby Care and Family Care	10,325	9%	2,069	18%	1,319	19%

Total Business Segments	63,308	9%	13,980	11%	9,667	11%
Corporate	(1,071)	N/A	(1,454)	N/A	(608)	N/A

Total Company	62,237	9%	12,526	9%	9,059	12%

BEAUTY GBU
Beauty
Beauty net sales increased nine percent for the quarter to $4.7 billion. Net sales were up on three percent volume growth and a six percent favorable foreign exchange impact. Volume was up mid-single digits in both hair color, behind the Nice ‘N Easy Perfect 10 launch, and in cosmetics, behind the Cover Girl Lash Blast mascara initiative. Retail hair care volume was also up mid-single digits as high-teens growth on Head & Shoulders, double-digit growth on Rejoice and high-single digit growth on Pantene outside of North America more than offset an 11 percent decline on Pantene in North America. Prestige fragrances volume was up low-single digits and organic volume was up mid-single digits as a result of new product launches on Gucci, Hugo Boss and Dolce & Gabbana. Skin care volume was flat versus a base period that grew double-digits behind initiative pipeline volume builds in developing regions and mid-teens growth in North America. Professional hair care volume was in-line with the prior year period as mid-single digit growth in developing regions was offset by a low-single digit decline in developed regions. Volume in deodorants was down low-single digits due to a double-digit decline in Western Europe resulting primarily from market softness. Net earnings in Beauty declined two percent to $589 million. Net earnings margin was down 140-basis points as lower gross margin and the impact of base period minor brand divestiture gains more than offset lower SG&A as a percentage of net sales. Gross margin declined due to higher commodity costs, which more than offset benefits from volume scale leverage and cost savings projects. SG&A improved as a percentage of net sales as lower overhead spending as a percentage of net sales more than offset increased marketing spending as a percentage of net sales.
Beauty net sales increased eight percent fiscal year to date to $14.5 billion. Net sales increased behind three percent volume growth and five points of favorable foreign exchange. Product mix was neutral as the favorable impacts of disproportionate growth in prestige fragrances and the launch of premium-priced clinical strength deodorants were offset by the impact of disproportionate growth in developing regions, where selling prices are below the segment average. Skin care volume was up mid-single digits driven by growth on Olay behind the Definity and Regenerist initiatives. Prestige fragrances volume was up mid-single digits and organic volume was up high-single digits behind new product launches on Dolce & Gabbana and Hugo Boss. Retail hair care volume was up mid-single digits, led by high-single digit growth in developing markets. Retail hair care volume in developed regions was flat as a 20% volume increase on Head & Shoulders was offset by a double-digit volume decline on Pantene in North America. Hair color volume increased low-single digits as growth on Nice ‘N Easy behind the Perfect 10 launch more than offset declines on minor color brands. Volume in deodorants was down mid-single digits primarily due to competitive activity and market softness in Western Europe. Net earnings in Beauty increased six percent to $2.2 billion. Net earnings margin was down 40-basis points as lower gross margin and base period divestiture gains on minor brands more than offset improved SG&A as a percentage of net sales. Gross margin was down due to higher commodity costs, which more than offset volume scale leverage and cost savings projects. SG&A improved behind lower overhead spending as a percentage of net sales, which more than offset higher marketing spending as a percent of net sales.
Grooming
Grooming net sales increased 13 percent for the quarter to $2.0 billion behind six percent volume growth and a seven percent favorable foreign exchange impact. Price increases taken across premium shaving systems added two percent to net sales. Product mix had a negative two percent mix impact on net sales as the positive mix impact from growth on the premium-priced Fusion brand was more than offset by disproportionate growth in developing regions, where selling prices are below the segment average. Blades and razors volume was up high-single digits behind double-digit volume growth in developing regions on the expansion of Fusion and the launch of Venus Embrace in North America. These gains were partially offset by a mid-single digit volume decline in Western Europe, due primarily to base period pipeline volume related to the Fusion launch in several Western European markets, and lower Mach3 shipments resulting from the business’ trade-up strategy to the Fusion line. Braun volume was down mid-single digits globally. High-single digit volume growth in developing regions was more than offset by overall softness in Western Europe, lower volume in home appliances resulting primarily from supply constraints at our contract manufacturer and the previously announced exit of the U.S. home appliance business. Net earnings in Grooming were up 30 percent for the quarter to $403 million behind higher net sales and a 270-basis point increase in net earnings margin. Net earnings margin was up primarily behind lower overhead expenses as a percentage of net sales. Gross margin was up slightly as benefits of volume scale leverage, pricing and a more profitable product mix were largely offset by higher costs incurred at our contract manufacturer on the Braun home appliance business.
Grooming net sales increased 11 percent to $6.2 billion fiscal year to date. Net sales were up behind six percent volume growth, a seven percent favorable foreign exchange impact and a one percent positive pricing impact. Product mix had a negative three percent impact on net sales as positive product mix from growth on the premium-priced Fusion brand was more than offset by the impact of disproportionate growth in developing regions. Blades and razors volume increased high-single digits behind volume growth of over 20% in developing regions driven primarily by Fusion expansion. In developed regions, blades and razors volume was down low-single digits due to a base period that included significant pipeline shipments related to the Fusion launch in Western Europe and Japan and lower current period Mach3 shipments resulting from the business’ trade-up strategy to the Fusion line. Braun volume was down mid-single digits fiscal year to date primarily due to lower home appliance shipments resulting from supply constraints at our contract manufacturer, the previously announced exit of the home appliance business in the U.S. and the divestiture of thermometer and blood pressure devices. Net earnings in Grooming were up 19% fiscal year to date to $1.3 billion behind net sales growth and a 150-basis point earnings margin expansion. Earnings margin improved behind lower SG&A as a percentage of net sales, partially offset by a reduction in gross margin. Gross margin declined due to higher costs incurred at our contract manufacturer on the Braun home appliance business, which more than offset higher pricing, benefits from volume scale leverage and a more profitable product mix. SG&A as a percentage of net sales was down due to lower overhead spending, partially offset by higher marketing spending as a percentage of net sales.
HEALTH AND WELL-BEING GBU
Health Care
Health Care net sales were up 11 percent for the quarter to $3.7 billion. Net sales growth was driven by a six percent increase in volume and a six percent favorable foreign exchange impact. Disproportionate growth in feminine care in developing regions, where selling prices are below the segment average, drove a negative one percent mix impact. Feminine care volume was up high-single digits behind double-digit growth on Naturella and high-single digit growth on Always, partially offset by a low-single digit decline on Tampax. Oral care volume increased mid-single digits with both Crest and Oral-B posting mid-single digit growth. Volume in pharmaceuticals and personal health was up mid-single digits as the addition of the Swiss Precision Diagnostics joint venture and high-single digit growth on Vicks, driven by high cold and flu incidence in North America during the quarter, more than offset low-single digit volume growth in pharmaceuticals and on Prilosec OTC. Prilosec OTC volume is expected to decline significantly starting in the fourth fiscal quarter due to the recent loss of marketplace exclusivity and the entry of competing products into the market. This is expected to have an adverse effect on the results of the Health Care segment in future periods. Net earnings in Health Care were up 15 percent to $617 million. Net earnings margin was up 60-basis points primarily due to lower overhead expenses as a percent of net sales, which more than offset lower gross margin. Gross margin was down due to higher commodity costs and a less profitable product mix, primarily from disproportionate growth in developing regions in feminine care and oral care (which have lower gross margin than the segment average).
Health Care net sales increased nine percent fiscal year to date to $11.0 billion behind a five percent increase in volume. Foreign exchange had a positive five percent impact on net sales. Disproportionate growth in developing regions on feminine care and oral care resulted in a negative one percent mix impact. Feminine care volume increased mid-single digits and organic volume was up high-single digits behind double-digit growth on Naturella and high-single digit growth on Always, which more than offset a low-single digit decline on Tampax. Oral care volume was up mid-single digits behind initiative-driven growth on Oral-B toothbrushes and Crest. Volume in pharmaceuticals and personal health was up low-single digits as the impact of adding the Swiss Precision Diagnostics business and mid-single digit growth on Prilosec OTC was largely offset by lower shipments on Actonel. Prilosec OTC volume is expected to decline significantly starting in the fourth fiscal quarter due to the recent loss of marketplace exclusivity and the entry of competing products into the market. This is expected to have an adverse effect on the results of the Health Care segment in future periods. Net earnings in Health Care were up 11 percent to $2.0 billion behind net sales growth and a 30-basis point improvement in net earnings margin. Net earnings margin increased as reduced SG&A as a percentage of net sales more than offset lower gross margin. Gross margin was down as higher commodity costs and a less profitable mix primarily from disproportionate growth in developing regions in feminine care and oral care more than offset volume scale leverage. SG&A improved primarily behind lower overhead spending as a percentage of net sales.
Snacks, Coffee and Pet Care
Snacks, Coffee and Pet Care net sales increased 11 percent for the quarter to $1.2 billion on four percent volume growth. Increased pricing in coffee and pet care added five percent to net sales. Favorable foreign exchange added three percent, partially offset by a negative one percent product mix impact from disproportionate growth in Snacks. Snacks volume increased double-digits driven by the Pringles Rice Infusion and Pringles Extreme Flavors initiatives. Coffee volume was up low-single digits behind the Dunkin’ Donuts® license agreement, which was not in the prior year period. Pet care volume was down low-single digits due to continued negative impacts from the voluntary wet pet food recall in the U.S. in March 2007. Net earnings in Snacks, Coffee and Pet Care were $105 million, down nine percent due to the receipt in the base period of a Hurricane Katrina insurance payment. Net earnings margin was down 200-basis points due to lower gross margin and an increase in SG&A as a percentage of net sales. Gross margin was down as higher commodity costs more than offset higher pricing and base period impacts related to the pet care recall. SG&A as a percentage of net sales increased significantly, despite lower current period overhead spending as a percentage of net sales, due to the Hurricane Katrina insurance receipt in the base period.
Snacks, Coffee and Pet Care net sales increased seven percent to $3.6 billion fiscal year to date. Net sales grew behind a two percent volume increase, a positive two percent price impact resulting from price increases in coffee and pet care and a three percent favorable foreign exchange impact. Snacks volume was up high-single digits behind the launch of Rice Infusion in Western Europe, Extreme Flavors in North America and continued growth on Pringles Minis and Selects. Coffee volume increased low-single digits primarily behind the Dunkin’ Donuts® license agreement. In pet care, volume was down mid-single digits due to continued negative impacts from the voluntary wet pet food recall in the U.S. in March 2007. Net earnings in Snacks, Coffee and Pet Care were down two percent to $345 million. Net earnings margin was down 90-basis points as lower gross margin was partially offset by improved SG&A expenses as a percentage of net sales. Gross margin was down as higher commodity costs more than offset price increases and base period pet recall impacts. SG&A decreased as a percentage of net sales due to lower overhead and marketing spending as a percentage of net sales. Hurricane Katrina insurance payments were received in both the current and the base period and, therefore, had minimal impact on the segment’s year-on-year net earnings growth rate.
In January 2008, P&G announced plans to separate its coffee business and create an independent company. The coffee business had net sales of approximately $1.6 billion and operating income of about $350 million in fiscal 2007. Although no decision has been made on the form of the separation, P&G expects to do a spin-off or split-off transaction in the first half of fiscal 2009.
HOUSEHOLD CARE GBU
Fabric Care and Home Care
Fabric Care and Home Care net sales increased 10 percent to $5.8 billion for the quarter on six percent volume growth. Favorable foreign exchange added five percent to net sales, but was partially offset by a negative one percent mix impact resulting from disproportionate growth in developing regions and on large pack sizes in fabric care, both of which have selling prices below the segment average. Fabric care volume was up high-single digits behind double-digit developing region growth and initiative activity on Ariel, Downy, Gain and Tide, including continued growth behind the liquid laundry detergent compaction expansion in North America. Home care volume was up mid-single digits behind growth on Febreze Candles, the expansion of Fairy auto-dishwashing in Western Europe and high-single digit growth on Cascade resulting from high levels of customer orders in advance of a March price increase. Batteries volume was up mid-single digits as high-single digit growth in developing regions more than offset a mid-single digit decline in North America resulting from market softness. Net earnings in Fabric Care and Home Care increased 12 percent to $781 million. Net earnings margin was up 20-basis points behind a lower tax rate resulting from disproportionate growth in developing regions, where tax rates are below the segment average. Lower SG&A as a percentage of net sales offset lower gross margin. Gross margin was down due to higher commodity costs, which more than offset the benefits of volume scale leverage and cost savings projects. SG&A as percentage of net sales improved due to lower overhead expenses as a percentage of net sales.
Fabric Care and Home Care net sales increased 10 percent to $17.7 billion fiscal year to date. Volume was up seven percent and favorable foreign exchange added five percent to net sales growth. This was partially offset by a negative two percent mix impact primarily from disproportionate double-digit growth in developing regions and on large pack sizes in fabric care. Fabric care volume increased high-single digits behind double-digit growth in developing regions, the liquid laundry detergent compaction launch in North America and initiative activity on Tide, Gain, Ariel and Downy. Home care volume was up mid-single digits behind the Dawn restage in North America, the launch of Febreze Candles and continued expansion of auto-dishwashing products in Western Europe. Batteries volume was up high-single digits behind double-digit growth in developing regions and mid-single digit growth in North America. Net earnings in Fabric Care and Home Care increased nine percent to $2.6 billion. Earnings margin was down 20-basis points primarily due to lower gross margin, partially offset by a reduction in SG&A as a percentage of net sales. Gross margin was down due to higher commodity costs, which more than offset benefits from volume scale leverage and manufacturing cost savings projects. SG&A improved as a percentage of net sales as lower overhead spending as a percentage of net sales more than offset higher marketing spending as a percentage of net sales.
Baby Care and Family Care
Baby Care and Family Care net sales increased eight percent to $3.5 billion for the quarter. Volume was up one percent, including the impact of the Western European Family Care divestiture in October 2007. Price increases in both Baby Care and Family Care and favorable product mix each contributed one percent to net sales and favorable foreign exchange added five percent. Organic sales, which exclude the impacts of the Western European family care divestiture and foreign exchange, were up eight percent behind a seven percent increase in organic volume. Baby care volume was up high-single digits behind double-digit growth in developing regions on Pampers and continued growth on Baby Dry and Swaddlers in developed regions. Family care volume was down mid-single digits due to the divestiture of the Western European family care business but was up high-single digits on an organic basis behind growth on both Charmin and Bounty. Net earnings in Baby Care and Family Care were up 23 percent to $471 million. Net earnings margin was up 170-basis point behind higher gross margin and improved SG&A costs. Gross margin was up behind a more profitable product mix following the Western Europe family care divestiture, volume scale leverage, increased pricing and cost savings projects, which more than offset higher commodity and energy costs. SG&A improved as a percentage of net sales due to lower overhead spending as a percentage of net sales and the receipt of payments for transitional services performed by P&G for the divested Western European family care business, partially offset by higher marketing spending as a percentage of net sales.
Baby Care and Family Care net sales increased nine percent fiscal year to date to $10.3 billion. Volume was up four percent, including the impact of the Western European family care divestiture. Foreign exchange had a positive five percent impact in net sales. Organic volume and organic sales, which exclude the impacts of the Western European family care divestiture and foreign exchange, both grew eight percent. Organic volume growth was balanced across the segment with high-single digit growth in both baby care and family care. Baby care volume in developed regions was up mid-single digits behind growth on Pampers Baby Stages of Development and on the Baby Dry caterpillar flex initiative. In developing regions, baby care volume was up double-digits behind continued growth on Pampers. Family care volume was down low-single digits due to the divestiture of the Western European family care business. Family care organic volume was up high-single digits behind the Bounty and Charmin product restages. Net earnings in Baby Care and Family Care were up 19 percent to $1.3 billion. Net earnings margin improved 110-basis points behind higher gross margin and lower SG&A as a percentage of net sales. Gross margin was up as a more profitable product mix following the Western Europe family care divestiture, volume scale leverage and cost savings projects more than offset higher commodity and energy costs. SG&A improved as a percentage of net sales due to lower overhead spending as a percentage of net sales and the receipt of payments for transitional services performed by P&G for the divested Western European family care business.
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
Net earnings in Corporate decreased $121 million for the quarter primarily due to higher interest expense, lower interest income and base period divestiture gains. Fiscal year to date, net earnings in Corporate increased $43 million versus the year-ago period. The increase was driven primarily by a lower tax rate partially offset by higher interest expense. Our fiscal year to date tax rate was down 210-basis points primarily due to a one-time tax benefit in the first quarter resulting from a change in the statutory tax rate in Germany and the favorable settlement of tax audits.
FINANCIAL CONDITION
Operating Activities
Cash generated from operating activities for the fiscal year to date period was $11.7 billion, an increase of 19 percent versus the comparable prior year period. Operating cash flow, and the increase in operating cash flow versus the prior year period, resulted primarily from increased net earnings and non-cash charges (depreciation and amortization, share-based compensation and deferred income tax expense). Working capital balances increased, resulting in a net use of cash, primarily to support business growth. Inventory days increased 10 days during the fiscal year to date period due to foreign exchange, softer than expected shipments in Beauty and higher inventory in fabric care to support the liquid laundry detergent compaction expansion in North America. Accounts payable days were down six days during the fiscal year to date period, but increased six days versus the comparable prior-year period largely due to foreign exchange. Accounts receivable days were down one day during the fiscal year to date period due to Gillette integration benefits, which more than offset foreign exchange impacts. Operating cash flow also benefitted from an income tax benefit associated with net investment hedges that matured or were terminated in the current period.
Investing Activities
Investing activities in both the current and prior fiscal year to date periods used $1.2 billion in cash. Capital expenditures in the current fiscal year to date period were $1.9 billion, or 3.0 percent of net sales. Proceeds from asset sales in the current period generated $759 million in cash primarily from the sale of our Western European family care business and our adult incontinence business in Japan.
Financing Activities
Total cash used by financing activities was $12.5 billion this fiscal year to date, versus $11.5 billion in the comparable prior year period. We repurchased $8.0 billion of treasury shares under a previously announced share buyback program that started in July 2007. Net changes in the Company’s short and long-term debt balances due to borrowings, maturities and other payments used $2.5 billion of cash during the fiscal year, primarily due to the maturity and termination of instruments designated as net investment hedges. In the prior year period, we repurchased $4.1 billion of treasury shares and reduced our debt position by $5.6 billion.
As of March 31, 2008 the Company’s current liabilities exceeded current assets by $5.5 billion, driven by our short-term debt position. The Company anticipates being able to support its short-term liquidity through cash generated from operations. The Company also has very strong long- and short-term debt ratings which will enable it to continue to refinance this debt at favorable rates in commercial paper and bond markets. In addition, the Company has agreements with a diverse group of creditworthy financial institutions that, if needed, would provide sufficient credit funding to meet short-term financing requirements.
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
Organic Sales Growth. Organic sales growth is a non-GAAP measure of net sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.
The reconciliation of reported net sales growth to organic sales for the January — March quarter:

	Total	Baby Care &
	Company	Family Care
Total Net Sales Growth	9%	8%
Less: Foreign Exchange Impact	-5%	-5%
Less: Acquisition/Divestiture Impact	+1%	+5%

Organic Sales Growth	5%	8%
The reconciliation of reported net sales growth to organic sales for the fiscal year to date period:

	Total	Baby Care &
	Company	Family Care
Total Net Sales Growth	9%	9%
Less: Foreign Exchange Impact	-5%	-5%
Less: Acquisition/Divestiture Impact	+1%	+4%

Organic Sales Growth	5%	8%

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
Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating	Less: Capital	Free Cash	Net	Free Cash Flow
	Cash Flow	Expenditures	Flow	Earnings	Productivity
Jul — Mar ’08	$11,718	$(1,852)	$9,866	$9,059	109%

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total Number of	value of shares that
			Shares Purchased	may yet be purchased
			as Part of Publicly	under our share
	Total Number of	Average Price Paid	Announced Plans or	repurchase program
Period	Shares Purchased (1)	per Share(2)	Programs(3)	($ in Billions) (3) (4)
1/1/08-1/31/08	13,589,682	$70.31	13,556,168	23.6
2/1/08-2/29/08	5,978,023	$65.77	5,808,300	23.2
3/1/08-3/31/08	17,955,695	$66.71	17,945,544	22

(1)	The total number of shares purchased was 37,523,400 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepaid large financial institutions to deliver shares at a future date in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 213,388 for the quarter. These shares were acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to announcement of program but are considered purchases against the program.

(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 6. Exhibits
Exhibit
3-1	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) which was adopted by shareholders at the annual meeting on October 9, 2001, and related correspondence and terms and conditions.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer

32.1	Section 1350 Certifications — Chief Executive Officer

32.2	Section 1350 Certifications — Chief Financial Officer

*	Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY
May 1, 2008	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Vice President and Comptroller

EXHIBIT INDEX
Exhibit
3-1	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) which was adopted by shareholders at the annual meeting on October 9, 2001, and related correspondence and terms and conditions.

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer

32.1	Section 1350 Certifications — Chief Executive Officer

32.2	Section 1350 Certifications — Chief Financial Officer