Form 10-K
period 2008-06-30
PROCTER & GAMBLE CO
filed 2008-08-28
CIK 80424

THE PROCTER & GAMBLE COMPANY
AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
TO THE
SECURITIES AND EXCHANGE COMMISSION
FOR THE
YEAR ENDED JUNE 30, 2008
******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to $226 billion on December 31, 2007.
There were 3,034,310,829 shares of Common Stock outstanding as of July 31, 2008.
Documents Incorporated By Reference
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2008 are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.
Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

PART I
Item 1. Business.
     Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis, which appears on pages 39-55; Note 1, Summary of Significant Accounting Policies, which appears on pages 60-63; Note 2, Acquisitions, which appears on page 63; and Note 12, Segment Information, which appears on pages 74-75 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008. Unless the context indicates otherwise, the terms the “Company,” “P&G,” “we,” “our” or “us” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.
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
     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: http://www.sec.gov. You can also access these reports through links from our website at: www.pg.com/investors/sectionmain.shtml.
     Copies of these reports are also available, without charge, by contacting The Procter & Gamble Company, Shareholder Services Department, P.O. Box 5572, Cincinnati, Ohio 45201-5572.
Financial Information About Segments
     In fiscal year 2008, the Company was organized into three Global Business Units: Beauty; Health & Well-Being; and Household Care. We had six reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Snacks, Coffee and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care. Many of the factors necessary for an understanding of these businesses are similar. Operating margins of the individual businesses vary slightly due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets of each business and products. While none of our reportable segments are highly seasonal, components within certain of our reportable segments, such as batteries (Fabric Care and Home Care), appliances (Grooming) and prestige fine fragrances (Beauty) are seasonal. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.
     Additional information about our businesses can be found in Management’s Discussion and Analysis, pages 39-55, and Note 12, Segment Information, which appears on pages 74-75 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008.

Narrative Description of Business
     Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in over 180 countries around the world primarily through mass merchandisers, grocery stores, membership club stores, drug stores and in “high-frequency stores,” the neighborhood stores which serve many consumers in developing markets. We work collaboratively with our customers to improve the in-store presence of our products and win the “first moment of truth” — when a consumer is shopping in the store. We must also win the “second moment of truth” — when a consumer uses the product, evaluates how well it met his or her expectations and whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
     Key Product Categories. In 2008, one product category accounted for 10% or more of consolidated net sales. The laundry category constituted approximately 16% of net sales for fiscal years 2008, 2007 and 2006.
     Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 15% of our total revenue in 2008, 2007 and 2006. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 31% of our total unit volume in 2008, compared to 30% of total unit volume in 2007 and 31% in 2006. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
     Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from others, some of whom are single-source suppliers. We produce raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel, natural gas and derivative products are important commodities used in our plants, products and in the trucks used to deliver our products to customers. The prices we pay for materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass on the change to our customers, depending on the magnitude and expected duration of the change. The Company purchases a substantial variety of other raw and packaging materials, no one of which is material to our business taken as a whole.
     Trademarks and Patents. We own or have licenses under patents and registered trademarks which are used in connection with our activity in all businesses. Some of these patents or licenses cover significant product formulation and processes used to manufacture our products. The trademarks are important to the overall marketing and branding of our products. All major products and trademarks in each business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks, patents and licenses.

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
     Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $2,226 million in 2008, $2,112 million in 2007 and $2,075 million in 2006.
     Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2009.
     Employees. The Company has approximately 138,000 employees.
Financial Information About Foreign and Domestic Operations
     Net sales in the United States account for approximately 40% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2008	2007	2006
North America	44%	46%	47%
Western Europe	22%	23%	23%
Northeast Asia	4%	4%	4%
Developing Markets	30%	27%	26%
     Developing markets include Latin America, Central & Eastern Europe/Middle East and Africa, Greater China, and ASEAN/Australasia/India.
     Net sales and assets in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2008	2007	2006	2008	2007	2006
United States	$33,005	$31,946	$29,462	$73,751	$73,527	$75,444
International	50,498	44,530	38,760	70,241	64,487	60,251

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
     The acquisition of The Gillette Company provided us with global market leadership in male grooming, selected female grooming products, alkaline batteries and in manual and power toothbrushes. Total sales for The Gillette Company during its most recent pre-acquisition year ended December 31, 2004 were $10.5 billion.
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
     Wella Acquisition. In September 2003, the Company acquired a controlling interest in Wella. Through a stock purchase agreement with the majority shareholders of Wella and a tender offer made on the remaining shares, we acquired approximately 81% of the outstanding Wella shares (99% of the voting class shares and 45% of the preference shares). In June 2004, a Company’s subsidiary and Wella entered into a Domination and Profit Transfer Agreement (the Domination Agreement). Under the Domination Agreement, we are entitled to exercise full operating control and receive 100% of the future earnings of Wella. As consideration for the Domination Agreement, we agreed to pay the remaining shareholders of Wella a guaranteed annual dividend payment. Alternatively, the remaining Wella shareholders could have elected to tender their shares to the Company for an agreed price. The fair value of the total guaranteed annual dividend payments was $1.11 billion, which is the approximate cost if all remaining shares were tendered. During the year ended June 30, 2006, a portion of the remaining shares were tendered, resulting in a $944 million reduction in our liability under the Domination Agreement. In December 2005, the Wella shareholder meeting approved the squeeze-out of the remaining shareholders. Upon the registration of the squeeze-out in the commercial register on November 12, 2007, the remaining shares of the minority shareholders were transferred to the Company in exchange for a pre-determined cash consideration. While the Domination Agreement transaction, including the guaranteed dividend payment and the cash offer, as well as the squeeze-out transaction, including the cash consideration, have been challenged by the former minority shareholders, the Company now owns 100% of the Wella stock.

     The total purchase price for Wella, including acquisition costs and the costs of the guaranteed dividend and squeeze-out payments, was $6.27 billion based on exchange rates at the acquisition dates. The acquisition was financed by a mixture of available cash balances, debt and the liability recorded under the Domination Agreement.
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
Our ability to successfully integrate key acquisitions, such as Gillette, could impact our business results.
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
     Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Our costs in 2008 were impacted by higher commodity costs and this trend is likely to continue in 2009. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects (including outsourcing projects), sourcing decisions and certain hedging transactions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements.
We face risks associated with significant international operations.
     We conduct business across the globe with a significant portion of our sales outside the United States. We expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. Should growth rates or our market share fall substantially below expected levels in these regions, our results could be negatively impacted. In addition, economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption due to terrorist and other hostile activities.
Our business is subject to regulation in the U.S. and abroad.
     Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and intellectual property matters), and to resolve pending legal matters without significant liability, including the competition law and antitrust investigations described in Part I, Item 3 of this Form 10-K, which could require the Company to take significant reserves or pay significant fines during a reporting period, may materially impact our results.
If the reputation of one or more of our leading brands erodes significantly, it could have a material impact on our financial results.

     Our Company’s financial success is directly dependent on the success of our brands, particularly our billion-dollar brands. The success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our Company’s results could be negatively impacted if one of our leading brands suffers a substantial impediment to its reputation due to real or perceived quality issues.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     In the United States, we own and operate 39 manufacturing facilities located in 23 different states. In addition, we own and operate 103 manufacturing facilities in 42 other countries. Many of the domestic and international facilities produce products for multiple businesses. Beauty products are manufactured at 42 of these locations; Grooming products are manufactured at 13 of these locations; Fabric Care and Home Care products at 49; Baby Care and Family Care products at 29; Pet Care, Snacks and Coffee products at 15; and Health Care products at 37. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.
Item 3. Legal Proceedings.
     The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, and taxes.
     Recently, the Company has become subject to a variety of investigations into potential competition law violations in the European Union. In July 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of two of the Company’s French subsidiaries and seized a variety of documents. In April 2008, UK authorities initiated an investigation concerning potential antitrust violations in the UK involving one of the Company’s subsidiaries. In June 2008, European Commission officials, with the assistance of the national authorities from a variety of countries, started an investigation into potential competition law violations in a variety of countries across the European Union. At the same time, the national authorities in Spain and Italy initiated additional investigations into potential antitrust concerns within those countries. In connection with these investigations, a number of the Company’s subsidiaries were visited and documents seized. The Company or its subsidiaries are also involved in other competition law investigations in Belgium, Romania and Greece. We believe that all of the above matters involve a number of other consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws.
     Competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. At this point, no formal claims have been made against the Company or any of our subsidiaries in connection with any of above inquiries.
     During the fiscal year just ended, certain of the Company’s subsidiaries in Germany received a formal complaint alleging violations of the antitrust laws. We are now discussing the situation with the German authorities.
     Although the Company cannot accurately predict what financial impact may ultimately result from the totality of these matters, we have taken and will take reserves as appropriate. Please refer to the Company’s Risk Factors in Item 1A of this Form 10-K for additional information.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.

Executive Officers of the Registrant
The names, ages and positions held by the executive officers of the Company on August 28, 2008 are:

			Elected to
Name	Position	Age	Officer Position
Alan G. Lafley	Chairman of the Board and Chief Executive Officer Director since June 8, 2000	61	1992
Susan E. Arnold	President — Global Business Units	54	2004
Robert A. McDonald	Chief Operating Officer	55	1999
Clayton C. Daley, Jr.	Vice Chairman & Chief Financial Officer	56	1998
Werner Geissler	Vice Chairman — Global Operations	55	2007
E. Dimitri Panayoptopoulos	Vice Chairman — Global Household Care	56	2007
Edward D. Shirley	Vice Chairman — Global Beauty & Grooming	51	2008
Robert A. Steele	Vice Chairman — Global Health & Well Being	53	2007
Bruce Brown	Chief Technology Officer	50	2008
R. Keith Harrison, Jr.	Global Product Supply Officer	60	2001
Steven W. Jemison	Chief Legal Officer and Secretary	57	2008
Mariano Martin	Global Customer Business Development Officer	55	2003
Moheet Nagrath	Global Human Resources Officer	49	2008
Charlotte R. Otto	Global External Relations Officer	55	1996
Filippo Passerini	Chief Information Officer and Global Services Officer	51	2003
Marc S. Pritchard	Global Marketing Officer	48	2008
Valarie L. Sheppard	Vice President and Comptroller	44	2005

All of the Executive Officers named above, excluding Mr. Shirley, have been employed by the Company for more than five years. During the previous five years, Mr. Shirley has held the following positions within the Company: Vice Chairman — Global Beauty and Grooming (July 1, 2008 - present), Group President — North America (April 17, 2006 — June 30, 2008) and President - Commercial Operations — Gillette International (October 11, 2005 — April 16, 2006). Mr. Shirley also held the following positions with The Gillette Company prior to its acquisition by the Company in October 2005: President — Gillette International Commercial Operations (June 2004 — October 11, 2005) and Senior Vice President, Gillette Global Value Chain & Global Marketing Resources (June 2002 — May 2004).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate dollar value
			Shares Purchased	of shares that may yet be
	Total Number of	Average Price	as Part of Publicly	purchased under our share
	Shares Purchased	Paid per Share	Announced Plans or	repurchase program
Period	(1)	(2)	Programs(3)	($ in Billions)(3) (4)
4/1/08-4/30/08	13,929,269	$69.37	13,912,597	21

5/1/08-5/31/08	7,852,339	$65.94	7,824,090	20.5

6/1/08-6/30/08	7,978,819	$65.91	7,968,090	20

(1)	The total number of shares purchased was 29,760,427 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepaid large financial institutions to deliver shares at a future date in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 55,650 for the quarter. These shares were acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to announcement of program but are considered purchases against the program.

(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.
     Additional information required by this item is incorporated by reference to Shareholder Information, which appears on page 79 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008, and Part III, Item 12 of this Form 10-K.
Item 6. Selected Financial Data.
     The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 60-63; Note 12, Segment Information, which appears on pages 74-75; and Financial Summary, which appears on page 80 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information required by this item is incorporated by reference to Management’s Discussion and Analysis, which appears on pages 39-55; Note 1, Summary of Significant Accounting Policies, which appears on pages 60-63; Note 2, Acquisitions, which appears on page 63; Note 11, Commitments and Contingencies, which appears on pages 73-74; and Note 12, Segment Information, which appears on pages 74-75 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008.
     The Company has made certain forward-looking statements in the Annual Report to Shareholders for the fiscal year ended June 30, 2008 and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     The information required by this item is incorporated by reference to the section entitled Other Information, which appears on pages 54-55, and Note 6, Risk Management Activities, which appears on pages 65-66 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008.
Item 8. Financial Statements and Supplementary Data.
     The financial statements and supplementary data are incorporated by reference to pages 56-76 and 79-81 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008, but excluding the section entitled Shareholder Return Performance Graphs on page 81.
     Note 5 (Short-Term and Long-Term Debt) to the consolidated financial statements incorporated by reference herein includes: The Procter & Gamble Company fully and unconditionally guarantees the registered debt securities issued by its 100% owned finance subsidiaries.
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
Management’s Report on Internal Control over Financial Reporting.
     Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to page 37 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008.
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

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Board of Directors has determined that Mr. Charles R. Lee, Chairman of the Audit Committee, is independent and an audit committee financial expert, as defined by SEC guidelines.
     The information required by this item is incorporated by reference to pages 4-10, up to but not including the section entitled Board and Committee Meeting Attendance; to the section entitled Code of Ethics, which appears on pages 10-11; and to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, which appears on page 53 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2008, pursuant to Regulation 14A which involved the election of directors. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
     The information required by this item is incorporated by reference to pages 13-51 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2008, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2008. The table includes the following plans: The 1968 Procter & Gamble Plan for the Use of Shares in Payment of Remuneration; The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan; The Gillette Company 1971 Stock Option Plan and The Gillette Company 2004 Long-Term Incentive Plan.

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	283,231,615	$48.8344	(2)
Restricted Stock Units	4,198,405	N/A	(2)

Equity compensation plans not approved by security holders (3)
Options	53,945,145	$45.1620	(4)
Restricted Stock Units	56,884	N/A	(4)

GRAND TOTAL	341,432,049	$48.2468	61,993,881

(1)	Includes The 1968 Procter & Gamble Plan for the Use of Shares in Payment of Remuneration; The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; and The Procter & Gamble 2003 Non-Employee Directors Stock Plan.

(2)	Of the plans listed in (1), only The Procter & Gamble 2001 Stock and Incentive Compensation Plan and The 2003 Non- Employee Directors Stock Plan allow for future grants of securities. The maximum number of shares that may be granted under these plans is 229 million shares, of which no more than 36 million in shares may be available for awards of restricted and unrestricted stock. Total shares available for future issuance under these plans is approximately 50 million.

(3)	Includes The Procter & Gamble 1992 Stock Plan (Belgian version); The Procter & Gamble Future Shares Plan; The Gillette Company 1971 Stock Option Plan; and The Gillette Company 2004 Long-Term Incentive Plan.

(4)	Of the plans listed in (3), only The Gillette Company 2004 Long-Term Incentive Plan allows for future grants of securities. The maximum number of shares that may be granted under this plan is 20 million shares. Total shares available for future issuance under this plan is approximately 12 million.
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
     At the time of the first grant following Board approval of the plan, each employee of the Company not eligible for an award under the 1992 Stock Plan was granted options for 100 shares. From the date of this first grant through June 30, 2003, each new employee of the Company has also received options for 100 shares. Following the grant of options on June 30, 2003, the Company suspended this part of the plan and intends to make no further grants under this part of the plan. The plan terminated on October 13, 2007.
     In addition to the grants above, annual grants of options for 100 shares are granted to approximately 3,000 employees who are not eligible for participation in the 2001 Stock and Incentive Compensation Plan in recognition of outstanding performance. The Company’s key managers are not eligible for such grants.
The Gillette Company 1971 Stock Option Plan
     No further grants can be made under the plan after April 25, 2005, although unexercised stock options previously granted under this plan remain outstanding. The plan was approved by shareholders of The Gillette Company and assumed by the Company upon the merger between The Procter & Gamble Company and The Gillette Company. All options became immediately vested and exercisable on October 1, 2005 as a result of the merger. After the merger, all outstanding options became options to purchase shares of The Procter & Gamble Company subject to an exchange ratio of 0.975 shares of P&G stock per share of Gillette stock.
     The plan was designed to attract, retain and motivate key salaried employees of The Gillette Company and non-employee members of its Board of Directors. Under the plan, eligible participants receive the option to purchase Company stock at a pre-determined price which cannot be less than 100% of the fair market value per share at the time that the option is granted. The period of any option may not exceed ten years from the date of grant. Subject to adjustment for changes in the Company’s capitalization, the number of shares granted under the plan was not to exceed 198 million shares.

     If a recipient leaves the employ of the Company for any reason other than death or discharge for cause, the recipient is permitted to exercise any vested options granted under the plan for a period between thirty days and five years after termination, depending on the circumstances of his/her departure. If a participant is discharged for cause, all options are immediately cancelled. If a participant dies while holding options, the options are exercisable for a period of one to three years depending on the date of grant. In addition, the plan allows Gillette employees whose employment is terminated for “Good Reason” within two years after the effective date of the merger the ability to exercise remaining options for the shorter of five years following their termination date or the original life of the grant. Employees terminated for “Good Reason” who are also eligible to retire under a Company plan are allowed to exercise their options subject to the original terms of the grant.
The Gillette Company 2004 Long-Term Incentive Plan
     Shareholders of The Gillette Company approved The Gillette Company 2004 Long Term Incentive Plan on May 20, 2004, and the plan was assumed by the Company upon the merger between The Procter & Gamble Company and The Gillette Company. All options became immediately vested and exercisable on October 1, 2005 as a result of the merger. After the merger, all outstanding options became options to purchase shares of The Procter & Gamble Company subject to an exchange ratio of 0.975 shares of P&G stock per share of Gillette stock. Only employees previously employed by the Gillette Company prior to October 1, 2005 are eligible to receive grants under this plan.
     The plan was designed to attract, retain and motivate employees of The Gillette Company, and until the effective date of the merger between The Gillette Company and The Procter & Gamble Company, non-employee members of the Gillette Board of Directors. Under the plan, eligible participants are: (i) granted or offered the right to purchase stock options, (ii) granted stock appreciation rights and/or (iii) granted shares of the Company’s common stock or restricted stock units (and dividend equivalents). Subject to adjustment for changes in the Company’s capitalization and the addition of any shares authorized but not issued or redeemed under The Gillette Company 1971 Stock Option Plan, the number of shares to be granted under the plan is not to exceed 19 million shares.
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
     Additional information required by this item is incorporated by reference to pages 51-53, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance, of the Proxy Statement filed since the close of the fiscal year ended June 30, 2008, pursuant to Regulation 14A which involved the election of directors, including footnotes referenced therein.
Item 13. Certain Relationships and Related Transactions.
     The information required by this item is incorporated by reference to the sections entitled Director Independence and Review and Approval of Transactions with Related Persons which appear on pages 10 and 11, respectively, of the Proxy Statement filed since the close of the fiscal year ended June 30, 2008, pursuant to Regulation 14A which involved the election of directors.
Item 14. Principal Accounting Fees and Services.
     The information required by this item is incorporated by reference to pages 54-55 of the Proxy Statement filed since the close of the fiscal year ended June 30, 2008, pursuant to Regulation 14A which involved the election of directors, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial Statements:

The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management’s report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
–	Management’s Report on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

–	Consolidated Statements of Earnings — for years ended June 30, 2008, 2007 and 2006

–	Consolidated Balance Sheets — as of June 30, 2008 and 2007

–	Consolidated Statements of Shareholders’ Equity — for years ended June 30, 2008, 2007 and 2006

–	Consolidated Statements of Cash Flows — for years ended June 30, 2008, 2007 and 2006

–	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits:

Exhibit (3-1) —	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions.*

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992.*

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus).*

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006) which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).*

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994.*

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997.*

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).*

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003 , and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2007).*

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program and related correspondence and terms and conditions.*

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2007).*

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).*

(10-13) —	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-13) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).*

(10-14) —	Amended Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

(10-15) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-16) —	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2007).*

(10-17) —	Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

(10-18) —	Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).*

(10-19) —	Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

(10-20) —	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-21) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-22) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-23) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-24) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-25) —	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).*

(10-26) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-27) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-28) —	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).*

(10-29) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-29) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).*

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-82).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.

*	Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	A.G. LAFLEY

(A.G. Lafley)
Chairman of the Board and Chief Executive Officer
August 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

A.G. LAFLEY (A.G. Lafley)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 28, 2008

CLAYTON C. DALEY, JR. (Clayton C. Daley, Jr.)	Chief Financial Officer (Principal Financial Officer)	August 28, 2008

VALARIE L. SHEPPARD (Valarie L. Sheppard)	Vice President and Comptroller (Principal Accounting Officer)	August 28, 2008

KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 28, 2008

SCOTT D. COOK (Scott D. Cook)	Director	August 28, 2008

RAJAT K. GUPTA (Rajat K. Gupta)	Director	August 28, 2008

Signature	Title	Date

CHARLES R. LEE (Charles R. Lee)	Director	August 28, 2008

LYNN M. MARTIN (Lynn M. Martin)	Director	August 28, 2008

W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 28, 2008

JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 28, 2008

RALPH SNYDERMAN, M.D. (Ralph Snyderman, M.D.)	Director	August 28, 2008

MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 28, 2008

PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 28, 2008

ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 28, 2008

EXHIBIT INDEX

Exhibit (3-1) —	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions.

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992.

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (each executive officer is covered for an amount equal to annual salary plus bonus).

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994.

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997.

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2007).

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program and related correspondence and terms and conditions.

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2007).

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).

(10-13) —	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-13) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

(10-14) —	Amended Revolving Credit Agreement among Procter & Gamble International S.a.r.l and a syndicate of banks led by Citigroup.

(10-15) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-16) —	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2007).

(10-17) —	Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-18) —	Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).

(10-19) —	Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-20) —	The Gillette Company Executive Life Insurance Program. (Incorporated by reference to Exhibit (10-4) of the Company’s 10-Q for the quarter ended September 30, 2006).

(10-21) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-22) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-23) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-24) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-25) —	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

(10-26) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-27) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-28) —	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).

(10-29) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. (Incorporated by reference to Exhibit (10-29) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-82).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.