Form 10-K/A
period 2008-06-30
PROCTER & GAMBLE CO
filed 2008-10-03
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

(Mark one)
☒	ANNUAL REPORT ON FORM 10-K PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY
One Procter & Gamble Plaza, Cincinnati, Ohio 45202
Telephone (513) 983-1100
IRS Employer Identification No. 31-0411980
State of Incorporation: Ohio

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, without Par Value	New York, Paris
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ✓            No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes                 No ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ✓            No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ✓            Accelerated filer                 Non-accelerated filer                Small reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes                 No ✓
The aggregate market value of the voting stock held by non-affiliates amounted to $226 billion on December 31, 2007.
There were 3,034,310,829 shares of Common Stock outstanding as of July 31, 2008.

Explanatory Note
     We are filing this Amendment No.1 on Form 10-K/A solely to correct a typographical error which appears in the Annual Report to Shareholders attached as Exhibit 13 to our original filing on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2008.
     The typographical error appears in the “Dividends” chart on page 50 of the Annual Report to Shareholders below the section entitled “Financing Activities.” The data from the “Capital Spending” chart in the section above was inadvertently transposed onto the Dividends chart. The chart has been corrected, and the correct information appears in Exhibit 13 attached to this filing. This error occurred in the translation of the report into the SEC’s unique EDGAR format. All other electronic and hard copy versions of the report were published correctly.
     There are no changes to the financial or other information provided by the Company in our original filing, and this amendment is not intended to update any other information presented in the Annual Report as originally filed. To comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, we are including as Exhibit 13 to this amendment the complete text of the Annual Report to Shareholders. We are also including in this amendment updated certifications of our principal executive and financial officers.
Item 15.      Exhibits

Exhibit (13)	Annual Report to Shareholders (pages 1-82)
Exhibit (23)	Consent of Independent Registered Public Accounting Firm
Exhibit (31)	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit (32)	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ CLAYTON C. DALEY, JR.

(Clayton C. Daley, Jr.) Vice Chair & Chief Financial Officer October 3, 2008