Form 10-Q
period 2008-09-30
PROCTER & GAMBLE CO
filed 2008-10-30
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

There were 2,985,705,141 shares of Common Stock outstanding as of September 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months ended September 30, 2008 and 2007, the Consolidated Balance Sheets as of September 30, 2008 and June 30, 2008, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts

	Three Months Ended September 30
	2008	2007
NET SALES	$22,026	$20,199
Cost of products sold	10,905	9,519
Selling, general and administrative expense	6,436	6,262

OPERATING INCOME	4,685	4,418
Interest expense	339	359
Other non-operating income, net	337	193

EARNINGS BEFORE INCOME TAXES	4,683	4,252
Income taxes	1,335	1,173

NET EARNINGS	$3,348	$3,079

PER COMMON SHARE:
Basic net earnings	$1.10	$0.97
Diluted net earnings	$1.03	$0.92
Dividends	$0.40	$0.35

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,239.5	3,354.2

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Amounts in Millions		September 30 2008	June 30 2008
	ASSETS
	CURRENT ASSETS
	Cash and cash equivalents		$4,502	$3,313
	Accounts receivable		7,111	6,761
	Inventories
	Materials and supplies		2,218	2,262
	Work in process		787	765
	Finished goods		5,842	5,389

	Total inventories		8,847	8,416
	Deferred income taxes		1,547	2,012
	Prepaid expenses and other current assets		3,062	4,013

	TOTAL CURRENT ASSETS		25,069	24,515

	PROPERTY, PLANT AND EQUIPMENT
	Buildings		6,776	7,052
	Machinery and equipment		29,305	30,145
	Land		864	889

			36,945	38,086
	Accumulated depreciation		(17,221)	(17,446)

	NET PROPERTY, PLANT AND EQUIPMENT		19,724	20,640

	GOODWILL AND OTHER INTANGIBLE ASSETS
	Goodwill		57,773	59,767
	Trademarks and other intangible assets, net		33,465	34,233

	NET GOODWILL AND OTHER INTANGIBLE ASSETS		91,238	94,000

	OTHER NON-CURRENT ASSETS		4,648	4,837

	TOTAL ASSETS		$140,679	$143,992

	LIABILITIES AND SHAREHOLDERS’ EQUITY
	CURRENT LIABILITIES
	Accounts payable		$6,006	$6,775
	Accrued and other liabilities		9,653	10,154
	Taxes payable		1,442	945
	Debt due within one year		21,140	13,084

	TOTAL CURRENT LIABILITIES		38,241	30,958

	LONG-TERM DEBT		18,307	23,581

	DEFERRED INCOME TAXES		11,736	11,805

	OTHER NON-CURRENT LIABILITIES		7,833	8,154

	TOTAL LIABILITIES		76,117	74,498

	SHAREHOLDERS’ EQUITY
	Preferred stock		1,352	1,366
Common stock - shares issued -	30-Sep	4,006.4	4,006
	30-Jun	4,001.9		4,002
	Additional paid-in capital		60,652	60,307
	Reserve for ESOP debt retirement		(1,331)	(1,325)
	Accumulated other comprehensive income		146	3,746
	Treasury stock		(51,263)	(47,588)
	Retained earnings		51,000	48,986

	TOTAL SHAREHOLDERS’ EQUITY		64,562	69,494

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$140,679	$143,992

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2009 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions	Three Months Ended September 30
	2008	2007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,313	$5,354
OPERATING ACTIVITIES
Net earnings	3,348	3,079
Depreciation and amortization	810	752
Share-based compensation expense	126	106
Deferred income taxes	247	213
Gain on sale of businesses and fixed assets	(317)	(121)
Changes in:
Accounts receivable	(725)	(595)
Inventories	(833)	(665)
Accounts payable, accrued and other liabilities	398	74
Other operating assets and liabilities	265	193
Other	(68)	194

TOTAL OPERATING ACTIVITIES	3,251	3,230

INVESTING ACTIVITIES
Capital expenditures	(699)	(540)
Proceeds from asset sales	545	274
Acquisitions, net of cash acquired	(292)	12
Change in investments	34	(165)

TOTAL INVESTING ACTIVITIES	(412)	(419)

FINANCING ACTIVITIES
Dividends to shareholders	(1,254)	(1,138)
Change in short-term debt	3,629	1,295
Additions to long-term debt	878	2,012
Reductions of long-term debt	(1,287)	(3,692)
Treasury purchases	(3,911)	(2,598)
Impact of stock options and other	405	477

TOTAL FINANCING ACTIVITIES	(1,540)	(3,644)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(110)	105
CHANGE IN CASH AND CASH EQUIVALENTS	1,189	(728)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,502	$4,626

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2009 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three-month period ended September 30, 2008 are not necessarily indicative of annual results.

2.	Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended September 30, 2008 and 2007 was -$252 million and $4,113 million, respectively.

3.	Segment Information - Following is a summary of segment results.

SEGMENT INFORMATION

Amounts in millions

		Three Months Ended September 30
		Net Sales	Earnings Before Income Taxes	Net Earnings
Beauty GBU
Beauty	2008	$5,128	$983	$754
	2007	4,599	884	689

Grooming	2008	2,142	645	478
	2007	2,015	614	451

Health & Well-Being GBU
Health Care	2008	3,700	990	658
	2007	3,559	980	648

Snacks, Coffee and Pet Care	2008	1,229	194	120
	2007	1,123	184	113

Household Care GBU
Fabric Care and Home Care	2008	6,510	1,268	831
	2007	5,904	1,356	916

Baby Care and Family Care	2008	3,772	807	514
	2007	3,420	678	430

Corporate	2008	(455)	(204)	(7)
	2007	(421)	(444)	(168)

Total	2008	22,026	4,683	3,348
	2007	20,199	4,252	3,079

4.	Goodwill and Other Intangible Assets – Goodwill as of September 30, 2008 is allocated by reportable segment and global business unit as follows (amounts in millions):

Three Months Ended September 30, 2008
BEAUTY GBU
Beauty, beginning of year	$16,903
Acquisitions and divestitures	150
Translation and other	(793)

Goodwill, September 30, 2008	16,260

Grooming, beginning of year	25,312
Acquisitions and divestitures	(17)
Translation and other	(853)

Goodwill, September 30, 2008	24,442

HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,750
Acquisitions and divestitures	(29)
Translation and other	(206)

Goodwill, September 30, 2008	8,515

Snacks, Coffee and Pet Care, beginning of year	2,434
Acquisitions and divestitures	—
Translation and other	(19)

Goodwill, September 30, 2008	2,415

HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,655
Acquisitions and divestitures	(3)
Translation and other	(151)

Goodwill, September 30, 2008	4,501

Baby Care and Family Care, beginning of year	1,713
Acquisitions and divestitures	(1)
Translation and other	(72)

Goodwill, September 30, 2008	1,640

GOODWILL, NET, beginning of year	59,767
Acquisitions and divestitures	100
Translation and other	(2,094)

Goodwill, September 30, 2008	$57,773

The decrease in goodwill from June 30, 2008 is primarily due to currency translation.

Identifiable intangible assets as of September 30, 2008 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,938	$2,762
Intangible assets with indefinite lives	27,289	—

Total identifiable intangible assets	$36,227	$2,762

Amortizable intangible assets consist principally of brands, patents, technology, and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended September 30, 2008, and 2007 was $160 million and $157 million, respectively.

6.	Pursuant to SFAS 123(R) “Share-Based Payment,” companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value based” method).

Total share-based compensation for the three months ended September 30, 2008 and 2007 are summarized in the following table (amounts in millions):

	Three Months Ended September 30
	2008	2007
Share-Based Compensation
SFAS 123(R) Stock Options	$107	$98
Other Share-Based Awards	19	8

Total Share-Based Compensation	$126	$106

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

7.	Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

Amounts in millions

	Pension Benefits		Other Retiree Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Service Cost	$59	$66	$23	$23
Interest Cost	152	130	62	56

Expected Return on Plan Assets	(132)	(134)	(111)	(107)
Amortization of Deferred Amounts	4	3	(6)	—
Recognized Net Actuarial Loss/(Gain)	8	7	1	(4)

Gross Benefit Cost (Credit)	91	72	(31)	(32)

Dividends on ESOP Preferred Stock	—	—	(26)	(23)

Net Periodic Benefit Cost (Credit)	$91	$72	$(57)	$(55)

For the year ending June 30, 2009, the expected return on plan assets is 7.4% and 9.3% for defined benefit and other retiree benefit plans, respectively.

8.	Fair Value Measurements

On July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) for certain financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories.

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Fair Value Hierarchy

Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities as of September 30, 2008 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

In millions	Level 1	Level 2	Level 3	Total
Assets at fair value:
Investment securities (1)	$236	$—	$46	$282
Derivatives (2)	—	304	11	315

Total assets at fair value	236	304	57	597

Liabilities at fair value:
Derivatives (2)	10	981	—	991

Total Liabilities at fair value	$10	$981	$—	$991

(1)	Investment securities consist primarily of non-qualified retirement plan assets. These securities are generally valued using observable market prices in active markets, with some securities valued using unobservable market prices in inactive markets. These investment securities are included within Other non-current assets in our Consolidated Balance Sheets for each period presented.
(2)	Derivatives consist of foreign currency, interest rate and commodity derivative instruments. Foreign currency derivatives consist primarily of forward contracts with maturities of less than 18 months and currency swaps with maturities up to 5 years. The Company can use such instruments to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases, intercompany royalties, intercompany and external loans and its investment in certain foreign subsidiaries. These contracts are generally valued using observable forward rates in commonly quoted intervals for the full term of the contracts.

Interest rate derivatives consist of interest rate swaps. Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost efficient manner, we enter into interest rate swaps in which we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These interest rate derivatives are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps.

Commodity derivatives consist of futures, swaps and options with maturities up to 5 years. We use these derivatives to manage a portion of the volatility in the cost of raw materials utilized in our products or production processes resulting from weather, supply conditions, political and economic variables and other unpredictable factors. These market instruments generally are designated as cash flow hedges under SFAS 133. They are generally measured using quoted commodity exchange prices in active markets and quoted commodity exchange prices for identical commodities. A small portion of these instruments are also valued using unobservable market prices in inactive markets.

There were no gains, losses or settlements of Level 3 investment securities for the three months ended September 30, 2008. For Level 3 derivative securities we had $3 million of gains recorded in other non-operating income, net, $14 million of losses recorded in OCI and total settlements of $4 million for the three months ended September 30, 2008. No transfers in and/or out of Level 3 occurred during the three months ended September 30, 2008.

In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company will adopt the provisions of SFAS 157 as they relate to long-lived assets effective July 1, 2009, which it is not expected to have a material impact on the Company’s financial statements.

9.	New Accounting Pronouncements and Policies

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

10.	Commitments and Contingencies – Litigation

As previously disclosed, the Company recently became subject to a variety of investigations into potential competition law violations in the European Union, including investigations initiated in the fourth quarter of fiscal 2008 by the European Commission with the assistance of the national authorities from a variety of countries. We believe these matters involve a number of other consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars. At this point, no significant formal claims have been made against the Company or any of our subsidiaries in connection with any of the above inquiries.

In response to the actions of the Commission and national authorities, the Company has launched its own internal investigations into potential violations of competition laws, which are ongoing. The Company has identified some violations in certain European countries and appropriate actions are being taken. It is still too early for us to reasonably estimate the fines to which the Company will be subject as a result of these competition law issues. However, the ultimate resolution of these matters will likely result in fines or other costs that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. As these matters evolve the Company will, if necessary, recognize the appropriate reserves.

Additional information on the Commitments and Contingencies of the Company can be found in Note 11, Commitments and Contingencies, which appears on pages 73-74 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008, which can be found by reference to Exhibit 13 of the Company’s Form 10-K/A Amendment No. 1 for the fiscal year ended June 30, 2008 which was filed on October 3, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended September 30, 2008

•	Business Segment Discussion – Three Months Ended September 30, 2008

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We have also expanded our presence in “high frequency stores,” the neighborhood stores which serve many consumers in developing markets. We compete in multiple product categories and have three global business units (GBUs): Beauty; Health and Well-Being; and Household Care. Under U.S. Generally Accepted Accounting Principles, the business units comprising the GBUs are aggregated into six reportable segments: Beauty; Grooming; Health Care; Snacks, Coffee and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care. We have on-the-ground operations in approximately 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas comprised of three developed regions (North America, Western Europe and Japan) and four developing regions (Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India/Korea).

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2008 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU	33%	36%
Beauty	23%	22%
Grooming	10%	14%

Health and Well-Being GBU	21%	24%
Health Care	16%	20%
Snacks, Coffee and Pet Care	5%	4%

Household Care GBU	46%	40%
Fabric Care and Home Care	29%	25%
Baby Care and Family Care	17%	15%

Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the three months ended September 30, 2008:

•	Net sales grew 9% to $22.0 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased 5%.

•	Unit volume increased 2% and organic volume increased 3% led by growth in the Beauty segment.

•	Net earnings increased 9% to $3.3 billion. Net earnings increased due to sales growth and higher divestiture gains partially offset by lower operating margin.

•	Diluted net earnings per share were $1.03, an increase of 12% versus the comparable prior year period.

•

Operating cash flow was $3.3 billion, an increase of 1% versus the prior year period. Free cash flow productivity was 76% for the quarter. Free cash flow productivity is defined as the ratio of operating cash flow less capital expenditures to net earnings.

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are “forward-looking statements,” and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. The following details a number of circumstances which could impact our ability to successfully achieve our business objectives. For additional information concerning factors that could cause actual results to differ from those projected herein, please refer to Part II, Item 1A of this for 10-Q and our recent 10-K and 8-K reports.

Ability to Achieve Business Plans: We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations and on the continued positive reputations of our brands. This means we must be able to obtain patents and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs in an increasingly fragmented media environment. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. Since our goals include a growth component tied to acquisitions, we must manage and integrate key acquisitions including achieving the cost and growth synergies in accordance with stated goals.

Cost Pressures: Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions. We also must manage our debt and currency exposure, especially in volatile countries. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce rationalization.

Global Economic Conditions: Economic changes, terrorist activity and political unrest may result in business interruption, significant credit or liquidity issues, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets, as well as any political or economic disruption due to a global or regional credit crisis or terrorist and other hostile activities.

Regulatory Environment: Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competition and product-related laws, as well as changes in accounting standards and taxation requirements. Our ability to manage regulatory, tax and legal matters (including product liability, patent, intellectual property and competition law matters) and to resolve pending legal matters within current estimates may impact our results.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2008

The following discussion provides a review of results for the three months ended September 30, 2008 versus the three months ended September 30, 2007.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended September 30
	2008	2007	% CHG
NET SALES	22,026	20,199	9%
COST OF PRODUCTS SOLD	10,905	9,519	15%

GROSS MARGIN	11,121	10,680	4%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,436	6,262	3%

OPERATING INCOME	4,685	4,418	6%
TOTAL INTEREST EXPENSE	339	359
OTHER NON-OPERATING INCOME, NET	337	193

EARNINGS BEFORE INCOME TAXES	4,683	4,252	10%
INCOME TAXES	1,335	1,173

NET EARNINGS	3,348	3,079	9%

EFFECTIVE TAX RATE	28.5%	27.6%

PER COMMON SHARE:
BASIC NET EARNINGS	$1.10	$0.97	13%
DILUTED NET EARNINGS	$1.03	$0.92	12%
DIVIDENDS	$0.40	$0.35	14%
AVERAGE DILUTED SHARES OUTSTANDING	3,239.5	3,354.2

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
COST OF PRODUCTS SOLD	49.5%	47.1%	240
GROSS MARGIN	50.5%	52.9%	(240)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	29.2%	31.0%	(180)
OPERATING MARGIN	21.3%	21.9%	(60)
EARNINGS BEFORE INCOME TAXES	21.3%	21.1%	20
NET EARNINGS	15.2%	15.2%	0

Net sales for the quarter were up 9% to $22.0 billion. Sales growth was led by double-digit growth in the Beauty, the Fabric Care and Home Care and the Family Care and Baby Care segments. Unit volume increased 2% for the quarter led by mid-single digit growth in Beauty and in developing regions. Volume in developed regions declined low-single digits but grew low-single digits on an organic basis due to the net impact of acquisitions and divestitures. Volume growth was led by Head & Shoulders, Gain, Gillette Fusion, Cover Girl, Rejoice and SK-II, all of which posted double-digit volume growth to offset double-digit declines in Braun, Eukanuba, Febreze, Hugo Boss and Prilosec OTC. Foreign exchange had a positive 5% impact on sales growth. Price increases implemented to offset commodity-driven cost increases contributed 3% to net sales. These were partially offset by a negative 1% mix impact due to disproportionate growth in developing regions and a shift toward mid-tier brands, where average unit selling prices are below the Company average. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, increased 5% for the quarter.

	Net Sales Change Drivers 2008 vs. 2007 (Three Months Ended Sept. 30)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty GBU
Beauty	4%	4%	6%	2%	0%	12%
Grooming	-1%	-1%	6%	3%	-2%	6%
Health and Well-Being GBU
Health Care	0%	1%	5%	2%	-3%	4%
Snacks, Coffee and Pet Care	2%	2%	2%	7%	-2%	9%
Household Care GBU
Fabric Care and Home Care	2%	2%	4%	4%	0%	10%
Baby Care and Family Care	1%	7%	4%	5%	0%	10%
Total Company	2%	3%	5%	3%	-1%	9%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin was down 240 basis points for the quarter to 50.5% of net sales. Commodity-driven cost impacts reduced gross margin by approximately 400 basis points. This was partially offset by the impact of price increases and manufacturing cost savings projects.

Total selling, general and administrative expenses (SG&A) increased 3% to $6.4 billion. SG&A as a percentage of net sales was down 180 basis points. Both overhead and marketing spending were down as a percentage of net sales primarily due to scale leverage, overhead productivity improvements, marketing spending efficiencies and the impact of foreign currency transaction gains on working capital balances caused by strengthening of the U.S. dollar late in the quarter.

Interest expense declined 6% for the quarter to $339 million driven mainly by a reduction in U.S. interest rates. Other non-operating income increased $144 million to $337 million primarily due to divestiture gains. The base period included a gain on the sale of our adult incontinence business in Japan, while the current period included gains on the sale of ThermaCare, Dantrium and Dryel.

Net earnings increased 9% to $3.3 billion as sales growth, increased divestiture gains and favorable foreign exchange were partially offset by a lower operating margin resulting from a commodity-driven decline in gross margin. Our tax rate was up from 27.6% to 28.5% primarily due to the impact of a reduction in the German statutory tax rate in the year-ago period. Diluted net earnings per share were $1.03, up 12% versus the prior year. Earnings per share growth exceeded net earnings growth due to the impact of our share repurchase program.

BUSINESS SEGMENT DISCUSSION– Three Months Ended September 30, 2008

The following discussion provides a review of results by business segment. Analyses of the results for the three months ended September 30, 2008 are provided compared to the same three month period ended September 30, 2007. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three months ended September 30, 2008 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2008
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty GBU
Beauty	$5,128	12%	$983	11%	$754	9%
Grooming	2,142	6%	645	5%	478	6%

Health and Well-Being GBU
Health Care	3,700	4%	990	1%	658	2%
Snacks, Coffee and Pet Care	1,229	9%	194	5%	120	6%

Household Care GBU
Fabric Care and Home Care	6,510	10%	1,268	-6%	831	-9%
Baby Care and Family Care	3,772	10%	807	19%	514	20%

Total Business Segments	22,481	9%	4,887	4%	3,355	3%
Corporate	(455)	N/A	(204)	N/A	(7)	N/A

Total Company	22,026	9%	4,683	10%	3,348	9%

BEAUTY GBU

Beauty

Beauty net sales increased 12% during the quarter to $5.1 billion. Net sales were up due to a 4% increase in volume, a 2% pricing impact and a 6% favorable foreign exchange impact. Hair Care volume grew mid-single digits behind growth in developing regions. Globally, all major hair care brands contributed to volume growth led by mid-single digit growth of Pantene and double-digit growth of Head & Shoulders and Rejoice. This was partially offset by a low-single digit volume decline in Professional Hair Care. Cosmetics volume grew double digits behind continued growth of Cover Girl. Skin Care volume grew low-single digits due to double-digit growth of SK-II following a base period that was impacted by business disruptions in Asia. Global market share of facial skin care declined slightly on a decline in U.S. market share caused by higher promotional activity by competitors. Prestige Fragrances volume declined low-single digits as double-digit increases of Dolce & Gabbana and Gucci were more than offset by lower shipments of Lacoste and Hugo Boss. Initiative launches in Prestige Fragrances are skewed toward the second half of fiscal 2009 and will continue to impact year-on-year results through the second quarter. Earnings grew 9% during the quarter to $754 million as higher net sales and lower overhead and marketing spending as a percentage of net sales were partially offset by reduced gross margin from higher commodity costs.

Grooming

Grooming net sales were up 6% to $2.1 billion for the quarter. Volume declined 1% due to a double-digit decline of Braun. Blades & Razors volume grew low-single digits behind growth in developing regions. Double-digit growth of Gillette Fusion and high-single digit growth of Venus were mostly offset by declines in legacy shaving systems. Volume of Blades & Razors declined mid-single digits in developed regions primarily due to trade inventory reductions in North America and market softness in Western Europe. Global market share of the blades and razors category increased slightly for the quarter. Braun volume was down due to a double-digit decline of male hair removers, the exits of the U.S. home appliance and Tassimo coffee appliance businesses and the continued impact of supply constraints in Western Europe. Global market share of the dry shaving category increased 1 point for the quarter due to a 4 point increase in share of leg epilators. Favorable foreign exchange contributed 6% to net sales growth. Price increases taken across premium shaving systems added 3% to net sales. Product mix had a negative 2% impact on net sales as favorable product mix from growth on Gillette Fusion was more than offset by disproportionate growth in developing regions, which have lower than segment average selling prices. Net earnings increased 6% to $478 million for the quarter on sales growth. Net earnings margin declined slightly as lower gross margin was largely offset by lower SG&A expenses as a percentage of net sales.

HEALTH AND WELL-BEING GBU

Health Care

Health Care net sales were up 4% during the quarter to $3.7 billion. Sales growth was driven by 5% favorable foreign exchange and a 2% increase in pricing. This was partially offset by a negative 3% product mix impact driven primarily by lower volume on Prilosec OTC and growth in developing regions. Segment volume was flat for the quarter including a negative 1% impact from divestitures. High-single digit growth in developing regions was offset by a mid-single digit decline in developed regions. Oral Care volume increased mid-single digits primarily behind double-digit growth of Crest in developing regions. Globally, Crest grew mid-single digits. Feminine Care volume was up low-single digits as high-single digit growth of Always in developing regions was partially offset by a high-single digit decline of Tampax globally and the divestiture of the Adult Incontinence business in Japan. Pharmaceuticals and Personal Health volume declined high-single digits due to a double-digit decline of Prilosec OTC from the loss of marketplace exclusivity and the divestitures of ThermaCare, Eneas and Dantrium. U.S. market share of the personal health category declined nearly 4 points for the quarter. Net earnings increased 2% for the quarter to $658 million as sales growth was partially offset by reduced operating margin. Reduced gross margin from higher commodity costs and unfavorable product mix were partially offset by lower overhead spending as a percentage of net sales.

Snacks, Coffee and Pet Care

Snacks, Coffee and Pet Care net sales increased 9% to $1.2 billion for the quarter on a 2% volume increase. Snacks volume increased mid-single digits due to double-digit growth in North America behind base business growth of Pringles and continued growth from Pringles Extreme Flavors and Stix initiatives. Coffee volume grew low-single digits behind the Folgers Roast & Ground restage and continued expansion of the Dunkin Donuts® line. Pet Care volume declined low-single digits as initiative driven growth of Iams was more than offset by a double-digit decline of Eukanuba. Pricing contributed 7% to net sales due to multiple price increases in Coffee and Pet Care which helped grow sales double digits and high-single digits, respectively.

Favorable foreign exchange added 2% to net sales. Product mix had a negative 2% impact on sales due to the disproportionate growth of Snacks, which has lower selling prices than the segment average. Net earnings increased 6% to $120 million for the quarter as sales growth was partially offset by lower operating margin. Lower corporate overhead allocations to Coffee in advance of separating from the Company and lower marketing spending as a percentage of net sales were more than offset by higher commodity costs in the current period and Katrina insurance claim receipts in the base period.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Fabric Care and Home Care net sales increased 10% during the quarter to $6.5 billion. Volume grew 2% behind mid-single digit growth of Fabric Care from the launch of Tide and Downy Total Care, trade inventory increases prior to announced price increases in North America and innovation in developing regions. Market share of the global fabric care category was down slightly to about 32%. Volume in Home Care declined low-single digits due to Febreze Candles and Mr. Clean Wipes initiatives in the base period and a decrease in trade inventory following price increases on Dawn and Swiffer in North America. Volume in Batteries was flat. Global market share of general purpose batteries declined about 1 point in the quarter. Foreign exchange contributed 4% to net sales and price increases added 4% to sales growth. Net earnings decreased 9% to $831 million as sales growth and lower marketing spending as a percentage of net sales were more than offset by lower gross margin from significantly higher commodity costs.

Baby Care and Family Care

Baby Care and Family Care net sales increased 10% during the quarter to $3.8 billion. Volume grew 1%, including a negative 6% impact from the Western European Tissue divestiture. Baby Care volume grew high-single digits due to growth of Pampers in developing regions and double-digit growth of Luvs partially offset by a mid-single digit decline of Pampers in North America. Global market share of the baby care category was up slightly to approximately 35%. Family Care volume declined mid-single digits due to the Western European Tissue divestiture. Organic volume for Family Care was up high-single digits behind growth of Charmin Basic and Bounty Basic. Family Care U.S. market share was up over 1 point to about 33%. Favorable foreign exchange added 4% to net sales. Price increases contributed 5% to sales growth. Mix was flat as the negative impacts of disproportionate growth in developing regions and growth of mid-tier brands were offset by the positive impact from the Western European Tissue divestiture. Organic sales were up 10% behind a 7% increase in organic volume. Net earnings increased 20% for the quarter to $514 million. Earnings increased due to sales growth, higher gross margin from a combination of manufacturing cost savings projects and positive mix impact due to the Western Europe Tissue divestiture and lower marketing spending as a percentage of net sales.

CORPORATE

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce rationalization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and minority interest adjustments for subsidiaries where we do not have 100% ownership. Since both unconsolidated entities and less than 100% owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings, with eliminations for unconsolidated entities in Corporate. In determining segment after-tax net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to minority interest.

Net earnings in Corporate increased $161 million versus the year-ago period. The increase was driven primarily by corporate hedging impacts and higher current period divestiture gains primarily from the sale of ThermaCare, partially offset by higher restructuring spending.

FINANCIAL CONDITION

Operating Activities

Cash generated from operating activities was $3.3 billion, an increase of 1% versus the comparable prior year period. Net earnings, adjusted for non-cash items (primarily depreciation, amortization, share based compensation, deferred income taxes and gains on the sale of businesses) provided $4.2 billion of operating cash. This was partially offset by an increase in working capital due to higher levels of accounts receivable and inventory to support business growth.

Investing Activities

Investing activities in the current year used $412 million, compared to the prior year period cash use of $419 million. Capital expenditures were $699 million or 3.2% of net sales for the quarter. Proceeds from asset sales generated $545 million in cash primarily from the sale of ThermaCare and the Western European Tissue business. Acquisitions, net of cash acquired, consumed $292 million of cash.

Financing Activities

Total cash used by financing activities was $1.5 billion versus $3.6 billion in the comparable prior year period. We repurchased $3.9 billion of treasury shares under a previously announced share buyback program that started in July 2007. We increased our debt position by $3.2 billion during the quarter primarily to fund share repurchases. In the prior year period, we repurchased $2.6 billion of treasury shares and reduced our debt position by $385 million.

As of September 30, 2008, our current liabilities exceeded current assets by $13.2 billion, driven by our short-term debt position. We have short- and long-term debt to fund discretionary items such as acquisitions and share buyback programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which despite the current credit crisis have and should enable us to continue to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements. However, if the current credit crisis were to continue to worsen such that we were unable to access the credit market, it could impair our ability to fund discretionary spending such as the previously announced share buyback program.

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

Organic Sales Growth; Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. The reconciliation of reported sales growth to organic sales for the July-September quarter:

	Total Company	Baby Care & Family Care
Total Sales Growth	9%	10%
Less: Foreign Exchange Impact	5%	4%
Less: Acquisition/Divestiture Impact	-1%	-4%

Organic Sales Growth	5%	10%

Free Cash Flow; Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul – Sept ’08	$3,251	$(699)	$2,552	$3,348	76%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk since June 30, 2008. Additional information can be found in the section entitled Other Information, which appears on page 54, and Note 6, Risk Management Activities, which appears on pages 65-66 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, and taxes.

Recently, the Company has become subject to a variety of investigations into potential competition law violations in the European Union. In July 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of two of the Company’s French subsidiaries and seized a variety of documents. In April 2008, UK authorities initiated an investigation concerning potential antitrust violations in the UK involving one of the Company’s subsidiaries. In June 2008, European Commission officials, with the assistance of the national authorities from a variety of countries, started an investigation into potential competition law violations in a variety of countries across the European Union. Around the same time, the national authorities in Spain, Italy and the Czech Republic initiated additional investigations into potential antitrust concerns within those countries. In connection with these investigations, a number of the Company’s subsidiaries were visited and documents seized. The Company or its subsidiaries are also involved in other competition law investigations in Belgium, Romania and Greece. We believe that all of the above matters involve a number of other consumer products companies and/or retail customers.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars. At this point, no formal claims have been made against the Company or any of our subsidiaries in connection with any of the above inquiries.

During the fiscal year ended June 30, 2008, certain of the Company’s subsidiaries in Germany received a formal complaint alleging violations of the antitrust laws. We are now discussing the situation with the German authorities.

In response to the actions of the Commission and national authorities, the Company has launched its own internal investigations into potential violations of competition laws, which are ongoing. The Company has identified some violations in certain European countries and appropriate actions are being taken. It is still too early for us to reasonably estimate the fines to which the Company will be subject as a result of these competition law issues. However, we have taken and will take reserves as appropriate. Please refer to the Company’s Risk Factors in Item 1A below for additional information.

Item 1A.	Risk Factors.

We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-Q, the Annual Report to Shareholders, quarterly reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become out of date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events, or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.

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

Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Our costs in 2008 were impacted by higher commodity costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects (including outsourcing projects), sourcing decisions and certain hedging transactions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements.

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

Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and intellectual property matters), and to resolve pending legal matters without significant liability, including the competition law and antitrust investigations described in Part II, Item 1 of this Form 10-Q, which could require the Company to take significant reserves or pay significant fines during a reporting period, may materially impact our results.

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

We face risks related to the current credit crisis.

The company currently generates significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate dollar value of shares that may yet be purchased under our share repurchase program ($ in Billions) (3) (4)
7/1/08 - 7/31/08	4,136,759	$63.49	0	20
8/1/08 - 8/31/08	47,717,783	$65.00	47,694,696	16.9
9/1/08 - 9/30/08	11,170,010	$71.62	11,170,010	16.1

(1)	The total number of shares purchased was 63,024,552 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepaid large financial institutions to deliver shares at future dates in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 4,159,846 for the quarter. This includes 34,006 shares acquired by the Company under various compensation and benefit plans and 4,125,840 shares acquired by the Profit Sharing Trust. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to announcement of the program but are considered purchases against the program.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s 2008 Annual Meeting of Shareholders held on October 14, 2008, the following actions were taken:

The following Directors were elected for terms of office expiring in 2009:

	Votes For	Votes Withheld	Abstentions*	Broker Non-Votes*
Kenneth I. Chenault	2,376,638,702	92,305,243	N/A	N/A
Scott D. Cook	2,392,469,138	76,474,807	N/A	N/A
Rajat K. Gupta	2,419,036,990	49,906,966	N/A	N/A
A.G. Lafley	2,389,744,047	79,199,898	N/A	N/A
Charles R. Lee	2,379,453,826	89,490,119	N/A	N/A
Lynn M. Martin	2,387,530,169	81,413,776	N/A	N/A
W. James McNerney, Jr.	2,404,874,357	64,069,588	N/A	N/A
Johnathan A. Rodgers	2,416,664,847	52,279,098	N/A	N/A
Ralph Snyderman, M.D.	2,413,069,714	55,874,231	N/A	N/A
Margaret C. Whitman	2,403,532,905	65,411,040	N/A	N/A
Patricia A. Woertz	2,426,048,876	42,895,069	N/A	N/A
Ernesto Zedillo	2,424,142,824	44,801,121	N/A	N/A

*	Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the twelve nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2009, was approved by the shareholders. The shareholders cast 2,405,033,875 votes in favor of this proposal and 30,504,273 votes against. There were 33,405,797 abstentions.

A proposal by the Board of Directors to amend the Amended Articles of Incorporation to adopt majority voting was approved by the shareholders. 76.35% of the issued and outstanding shares were voted in favor of the resolution. The shareholders cast 2,398,583,979 in favor of the resolution and 34,149,764 votes against.

A shareholder resolution proposed by Mrs. Evelyn Y. Davis was defeated by the shareholders. The proposal requested that the Board of Directors rotate the site of the annual meeting to other major cities. The Board opposed the resolution. The shareholders cast 36,210,019 votes in favor of the resolution and 1,827,400,036 against. There were 54,283,693 abstentions and 551,050,197 broker non-votes.

A shareholder resolution proposed by Mr. Peter Flaherty of the National Legal and Policy Center was defeated by the shareholders. The proposal requested shareholders be given an advisory vote on executive compensation. The Board opposed the resolution. The shareholders cast 751,316,440 votes in favor of the resolution and 1,050,432,793 against. There were 116,144,515 abstentions and 551,050,197 broker non-votes.

Although these actions occurred following the first quarter, the Company is voluntarily including this information here.

Item 6.	Exhibits

Exhibit
3-1	Amended Articles of Incorporation.

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	Summary of the Company’s Short Term Achievement Reward Program, and related correspondence and terms and conditions (Incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on August 14, 2008).*

10-2	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on September 22, 2008).*

10-3	Summary of personal benefits available to certain officers and non-employee directors.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

*	Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 30, 2008	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Vice President and Comptroller

EXHIBIT INDEX

Exhibit
3-1	Amended Articles of Incorporation (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended September 30, 2005).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	Summary of the Company’s Short Term Achievement Reward Program, and related correspondence and terms and conditions (Incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on August 14, 2008).

10-2	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on September 22, 2008).

10-3	Summary of personal benefits available to certain officers and non-employee directors.

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer