Form 10-Q
period 2008-12-31
PROCTER & GAMBLE CO
filed 2009-02-02
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

There were 2,930,826,562 shares of Common Stock outstanding as of December 31, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and six months ended December 31, 2008 and 2007, the Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net Sales	$20,368	$21,038	$41,950	$40,837
Cost of products sold	9,850	10,028	20,470	19,285
Selling, general and administrative expense	6,267	6,420	12,660	12,664

Operating Income	4,251	4,590	8,820	8,888
Interest expense	354	389	693	748
Other non-operating income, net	91	193	427	386

Earnings from Continuing Operations Before Income taxes	3,988	4,394	8,554	8,526
Income taxes	1,026	1,200	2,317	2,328

Net Earnings from Continuing Operations	2,962	3,194	6,237	6,198
Net Earnings from Discontinued Operations	2,042	76	2,115	151

Net Earnings	$5,004	$3,270	$8,352	$6,349

Per Common Share

Basic net earnings from continuing operations	$0.99	$1.02	$2.06	$1.97
Basic net earnings from discontinued operations	$0.69	$0.02	$0.71	$0.05

Basic net earnings	$1.68	$1.04	$2.77	$2.02

Diluted net earnings from continuing operations	$0.94	$0.96	$1.95	$1.85
Diluted net earnings from discontinued operations	$0.64	$0.02	$0.66	$0.05

Diluted net earnings	$1.58	$0.98	$2.61	$1.90

Dividends	$0.40	$0.35	$0.80	$0.70

Diluted Weighted Average Common Shares Outstanding	3,170.8	3,341.5	3,205.1	3,348.2

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Amounts in Millions	December 31 2008	June 30 2008
	ASSETS
	CURRENT ASSETS
	Cash and cash equivalents	$5,653	$3,313
	Accounts receivable	6,956	6,761
	Inventories
	Materials and supplies	2,176	2,262
	Work in process	754	765
	Finished goods	5,453	5,389

	Total inventories	8,383	8,416
	Deferred income taxes	1,682	2,012
	Prepaid expenses and other current assets	2,801	4,013

	TOTAL CURRENT ASSETS	25,475	24,515

	PROPERTY, PLANT AND EQUIPMENT
	Buildings	6,500	7,052
	Machinery and equipment	28,128	30,145
	Land	856	889

		35,484	38,086
	Accumulated depreciation	(16,515)	(17,446)

	NET PROPERTY, PLANT AND EQUIPMENT	18,969	20,640

	GOODWILL AND OTHER INTANGIBLE ASSETS
	Goodwill	56,562	59,767
	Trademarks and other intangible assets, net	32,755	34,233

	NET GOODWILL AND OTHER INTANGIBLE ASSETS	89,317	94,000

	OTHER NON-CURRENT ASSETS	4,502	4,837

	TOTAL ASSETS	$138,263	$143,992

	LIABILITIES AND SHAREHOLDERS’ EQUITY
	CURRENT LIABILITIES
	Accounts payable	$5,171	$6,775
	Accrued and other liabilities	8,968	10,154
	Taxes payable	1,062	945
	Debt due within one year	21,940	13,084

	TOTAL CURRENT LIABILITIES	37,141	30,958
	LONG-TERM DEBT	19,815	23,581
	DEFERRED INCOME TAXES	11,518	11,805
	OTHER NON-CURRENT LIABILITIES	7,377	8,154

	TOTAL LIABILITIES	75,851	74,498

	SHAREHOLDERS’ EQUITY
	Preferred stock	1,345	1,366
Common stock - shares issued -	31-Dec 4,007.1	4,007
	30-Jun 4,001.8		4,002
	Additional paid-in capital	60,792	60,307
	Reserve for ESOP debt retirement	(1,333)	(1,325)
	Accumulated other comprehensive income	(2,214)	3,746
	Treasury stock	(54,949)	(47,588)
	Retained earnings	54,764	48,986

	TOTAL SHAREHOLDERS’ EQUITY	62,412	69,494

	TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,263	$143,992

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2009 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions	Six Months Ended December 31
	2008	2007
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,313	$5,354

OPERATING ACTIVITIES
Net earnings	8,352	6,349
Depreciation and amortization	1,503	1,503
Share-based compensation expense	223	242
Deferred income taxes	192	325
Gain on sale of businesses and fixed assets	(2,304)	(231)
Changes in:
Accounts receivable	(775)	(703)
Inventories	(825)	(589)
Accounts payable, accrued and other liabilities	(668)	35
Other operating assets and liabilities	(150)	174
Other	92	(25)

TOTAL OPERATING ACTIVITIES	5,640	7,080

INVESTING ACTIVITIES
Capital expenditures	(1,421)	(1,184)
Proceeds from asset sales	1,017	747
Acquisitions, net of cash acquired	(323)	24
Change in investments	52	(502)

TOTAL INVESTING ACTIVITIES	(675)	(915)

FINANCING ACTIVITIES
Dividends to shareholders	(2,493)	(2,267)
Change in short-term debt	4,096	1,454
Additions to long-term debt	2,912	5,038
Reductions of long-term debt	(2,183)	(6,129)
Treasury purchases	(5,243)	(5,481)
Impact of stock options and other	551	979

TOTAL FINANCING ACTIVITIES	(2,360)	(6,406)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(265)	236
CHANGE IN CASH AND CASH EQUIVALENTS	2,340	(5)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,653	$5,349

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2009 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three-month and six-month period ended December 31, 2008 are not necessarily indicative of annual results.

2.	Comprehensive Income – Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended December 31, 2008 and 2007 was $2,644 million and $4,086 million, respectively. For the six months ended December 31, 2008 and 2007, total comprehensive income was $2,392 million and $8,199 million, respectively.

3.	Segment Information – Following is a summary of segment results.

SEGMENT INFORMATION

Amounts in millions
		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty GBU
Beauty	2008	$4,928	$1,020	$799	$10,057	$2,003	$1,552
	2007	5,137	1,121	883	9,736	2,004	1,572

Grooming	2008	2,008	584	416	4,150	1,229	894
	2007	2,161	596	429	4,176	1,210	880

Health & Well-Being GBU
Health Care	2008	3,534	950	647	7,235	1,940	1,304
	2007	3,772	1,056	715	7,331	2,036	1,363

Snacks and Pet Care	2008	791	103	63	1,598	193	118
	2007	798	103	67	1,542	186	118

Household Care GBU
Fabric Care and Home Care	2008	5,797	1,024	658	12,280	2,285	1,484
	2007	6,040	1,301	879	11,918	2,655	1,794

Baby Care and Family Care	2008	3,466	665	418	7,238	1,472	932
	2007	3,374	652	417	6,794	1,330	848

Corporate	2008	(156)	(358)	(39)	(608)	(568)	(47)
	2007	(244)	(435)	(196)	(660)	(895)	(377)

Total	2008	20,368	3,988	2,962	41,950	8,554	6,237
	2007	21,038	4,394	3,194	40,837	8,526	6,198

4.	Goodwill and Other Intangible Assets – Goodwill as of December 31, 2008 is allocated by reportable segment and global business unit as follows (amounts in millions):

Six Months Ended December 31, 2008
BEAUTY GBU
Beauty, beginning of year	$16,903
Acquisitions and divestitures	134
Translation and other	(965)

Goodwill, December 31, 2008	16,072

Grooming, beginning of year	25,312
Acquisitions and divestitures	(131)
Translation and other	(1,154)

Goodwill, December 31, 2008	24,027

HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,750
Acquisitions and divestitures	(52)
Translation and other	(284)

Goodwill, December 31, 2008	8,414

Snacks and Pet Care, beginning of year	2,434
Acquisitions and divestitures	(356)
Translation and other	(24)

Goodwill, December 31, 2008	2,054

HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,655
Acquisitions and divestitures	(24)
Translation and other	(221)

Goodwill, December 31, 2008	4,410

Baby Care and Family Care, beginning of year	1,713
Acquisitions and divestitures	(4)
Translation and other	(124)

Goodwill, December 31, 2008	1,585

GOODWILL, Net, beginning of year	59,767
Acquisitions and divestitures	(433)
Translation and other	(2,772)

Goodwill, December 31, 2008	$56,562

$357 million of the decrease in goodwill from June 30, 2008 in Snacks and Pet Care is due to the divestiture of the Coffee business.

Identifiable intangible assets as of December 31, 2008 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,862	$2,882
Intangible assets with indefinite lives	26,775	—

Total identifiable intangible assets	$35,637	$2,882

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended December 31, 2008 and 2007 was $150 million and $155 million, respectively. For the six months ended December 31, 2008 and 2007 the amortization expense of intangible assets was $310 million and $312 million, respectively.

5.	Pursuant to SFAS 123(R) “Share-Based Payment,” companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value based” method).

Total share-based compensation for the three months and six months ended December 31, 2008 and 2007 are summarized in the following table (amounts in millions):

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Share-Based Compensation
SFAS 123(R) Stock Options	$90	$131	$197	$229
Other Share-Based Awards	7	5	26	13

Total Share-Based Compensation	$97	$136	$223	$242

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits – The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended December 31		Three Months Ended December 31
Amounts in millions	2008	2007	2008	2007
Service Cost	$53	$69	$23	$24
Interest Cost	136	136	61	56
Expected Return on Plan Assets	(117)	(139)	(111)	(107)
Amortization of Deferred Amounts	4	4	(6)
Recognized Net Actuarial Loss/ (Gain)	6	5	1	(3)

Gross Benefit Cost (Credit)	82	75	(32)	(30)
Dividends on ESOP Preferred Stock	—	—	(26)	(23)

Net Periodic Benefit Cost (Credit)	$82	$75	$(58)	$(53)

	Pension Benefits		Other Retiree Benefits
	Six Months Ended December 31		Six Months Ended December 31
Amounts in millions	2008	2007	2008	2007
Service Cost	$112	$135	$46	$47
Interest Cost	288	266	123	112
Expected Return on Plan Assets	(249)	(273)	(222)	(214)
Amortization of Deferred Amounts	8	7	(12)	0
Recognized Net Actuarial Loss/ (Gain)	14	12	2	(7)

Gross Benefit Cost (Credit)	173	147	(63)	(62)
Dividends on ESOP Preferred Stock	—	—	(52)	(46)

Net Periodic Benefit Cost (Credit)	$173	$147	$(115)	$(108)

For the year ending June 30, 2009, the expected return on plan assets is 7.4% and 9.3% for pension and other retiree benefit plans, respectively.

7.	Fair Value Measurements

On July 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) for certain financial assets and liabilities. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

Fair Value Hierarchy

Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities as of December 31, 2008 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

In millions	Level 1	Level 2	Level 3	Total
Assets at fair value:
Investment securities (1)	$211	$—	$44	$255
Derivatives (2)	—	577	—	577

Total assets at fair value	211	577	44	832

Liabilities at fair value:
Derivatives (2)	3	1,036	13	1,052

Total liabilities at fair value	$3	$1,036	$13	$1,052

(1)	Investment securities consist primarily of non-qualified retirement plan assets. These securities are generally valued using observable market prices in active markets, with some securities valued using unobservable market prices in inactive markets. These investment securities are included within Other non-current assets in our Consolidated Balance Sheets for each period presented.
(2)	Derivatives consist of foreign currency, interest rate and commodity derivative instruments. Foreign currency derivatives consist primarily of forward contracts with maturities of less than 18 months and currency swaps with maturities up to 5 years. The Company can use such instruments to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases, intercompany royalties, intercompany and external loans and its investment in certain foreign subsidiaries. These contracts are generally valued using observable forward rates in commonly quoted intervals for the full term of the contracts.

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

Commodity derivatives consist of futures, swaps and options with maturities up to 5 years. We use these derivatives to manage a portion of the volatility in the cost of raw materials utilized in our products or production processes resulting from weather, supply conditions, political and economic variables and other unpredictable factors. These market instruments generally are designated as cash flow hedges under SFAS 133. These contracts are generally measured using quoted commodity exchange prices in active markets and quoted commodity exchange prices for identical commodities. A small portion of these instruments are also valued using unobservable market prices in inactive markets.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial assets and liabilities balances for the six months ended December 31, 2008.

	Derivatives	Investment Securities
June 30, 2008 Balance	$17	$46
Total gains or (losses) (realized/unrealized) included in earnings (or changes in net assets)	10	(2)
Total gains or (losses) (realized/unrealized) included in OCI	(37)	—

Net purchases, issuances and settlements	(3)	—

Transfers in and/or out of Level 3	—	—

December 31, 2008 Balance	$(13)	$44

In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company will adopt the provisions of SFAS 157 as they relate to long-lived assets effective July 1, 2009. The adoption is not expected to have a material impact on the Company’s financial statements.

8.	New Accounting Pronouncements and Policies

In December 2007, the FASB issued SFAS 141 (Revised), “Business Combinations” (SFAS 141R) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 141(R) and SFAS 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post acquisition exit activities of acquired businesses. SFAS 141(R) and SFAS 160 will be effective for the company during our fiscal year beginning July 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the provisions of SFAS 161 to determine the impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

9.	Commitments and Contingencies – Litigation

As previously disclosed, the Company is subject to a variety of investigations into potential competition law violations in Europe, including investigations initiated in the fourth quarter of fiscal 2008 by the European Commission with the assistance of the national authorities from a variety of countries. We believe these matters involve a number of other consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars. At this point, no significant formal claims have been made against the Company or any of our subsidiaries in connection with any of the above inquiries.

In response to the actions of the European Commission and national authorities, the Company has launched its own internal investigations into potential violations of competition laws, which are ongoing. The Company has identified violations in certain European countries and appropriate actions are being taken. It is still too early for us to reasonably estimate the fines to which the Company will be subject as a result of these competition law issues. However, the ultimate resolution of these matters will likely result in fines or other costs that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. As these matters evolve the Company will, if necessary, recognize the appropriate reserves.

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

10.	Discontinued Operations

In November 2008, the Company completed the divestiture of its Coffee business through the merger of its Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all shares of Folgers common stock, resulting in an increase of treasury stock of $2,466 million. Pursuant to the merger, a Smucker subsidiary merged with and into Folgers and Folgers became a wholly owned subsidiary of Smucker. The Company recorded an after tax gain on the transaction of $2,011, or $0.63 per share, which is included in Net Earnings from Discontinued Operations in the Consolidated Statement of Earnings for the three-month and six-month periods ended December 31, 2008.

The Coffee business had historically been part of the Company’s Snacks, Coffee and Pet Care reporting segment, as well as the coffee portion of the P&G Professional (PGP) business which is included in the Fabric Care and Home Care segment. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Folgers are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Following is selected financial information included in net earnings from discontinued operations for the Coffee business:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net Sales	$223	$536	$668	$937

Earnings from discontinued operations	51	122	167	243
Income tax expense	(20)	(46)	(63)	(92)
Gain on sale of discontinued operations	1,896	—	1,896	—
Deferred tax benefit on gain	115	—	115	—

Net earnings from discontinued operations	$2,042	$76	$2,115	$151

11.	Reclassification

The Company has reclassified certain amounts in the prior period Statements of Cash Flows to be consistent with the current period presentation. Realized gains and losses from non-qualifying derivative instruments used to hedge currency exposures resulting from intercompany financing transactions were reclassified from operating activities to financing activities, which is consistent with the use of the instruments and their related cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended December 31, 2008

•	Results of Operations – Six Months Ended December 31, 2008

•	Business Segment Discussion – Three and Six Months Ended December 31, 2008

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores and drug stores. We continue to expand our presence in “high frequency stores,” the neighborhood stores which serve many consumers in developing markets. We compete in multiple product categories and have three global business units (GBUs): Beauty; Health and Well-Being; and Household Care. Under U.S. Generally Accepted Accounting Principles, the business units comprising the GBUs are aggregated into six reportable segments: Beauty; Grooming; Health Care; Snacks and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care. We have on-the-ground operations in approximately 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along seven geographic areas comprised of three developed regions (North America, Western Europe and Japan) and four developing regions (Latin America, Central and Eastern Europe/Middle East/Africa, Greater China and ASEAN/Australasia/India/Korea).

In November 2008, the Company completed the divestiture of its Coffee business through the merger of its Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all the common shares of Folgers, which became a wholly owned subsidiary of Smucker. The Company recorded an after tax gain on the transaction of $2.0 billion, or $0.63 per share, which is included in Net Earnings from Discontinued Operations in the Consolidated Statement of Earnings for the period ended December 2008.

The Coffee business had historically been part of the Company’s Snacks, Coffee and Pet Care reporting segment, as well as the coffee portion of the P&G Professional (PGP) business which is included in the Fabric Care and Home Care segment. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Folgers are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented.

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three months ended December 31, 2008 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU
Beauty	24%	27%
Grooming	10%	14%

Health and Well-Being GBU
Health Care	17%	21%
Snacks and Pet Care	4%	2%

Household Care GBU
Fabric Care and Home Care	28%	22%
Baby Care and Family Care	17%	14%

Total	100%	100%

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the six months ended December 31, 2008 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU
Beauty	23%	25%
Grooming	10%	14%

Health and Well-Being GBU
Health Care	17%	21%
Snacks and Pet Care	4%	2%

Household Care GBU
Fabric Care and Home Care	29%	23%
Baby Care and Family Care	17%	15%

Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the six months ended December 31, 2008:

•	Net sales grew 3% to $42.0 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, also increased 3%.

•	Unit volume decreased 1%, and organic volume was in line with the prior year period.

•

Net earnings increased 32% to $8.4 billion. Net earnings increased primarily due to the gain on the Folgers transaction, as the benefit from increased net sales on the continuing operations was largely offset by a decline in operating margin.

•	Diluted net earnings per share were $2.61, an increase of 37% versus the comparable prior year period.

•

Operating cash flow was $5.6 billion, a decrease of 20% versus the prior year period. Free cash flow productivity, defined as the ratio of operating cash flow less capital expenditures to net earnings, was 51%.

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are “forward-looking statements,” and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. The following details a number of circumstances which could impact our ability to successfully achieve our business objectives. For additional information concerning factors that could cause actual results to differ from those projected herein, please refer to our recent reports on Forms 10-K, 10-Q and 8-K.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2008

The following discussion provides a review of results for the three months ended December 31, 2008 versus the three months ended December 31, 2007.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended December 31
	2008	2007	% CHG
Net Sales	$20,368	$21,038	-3%
Cost of Products Sold	9,850	10,028	-2%

Gross Margin	10,518	11,010	-4%
Selling, General & Administrative Expense	6,267	6,420	-2%

Operating Income	4,251	4,590	-7%
Total Interest Expense	354	389
Other Non-operating Income, Net	91	193

Earnings From Continuing Operations Before Income Taxes	3,988	4,394	-9%
Income Taxes	1,026	1,200

Net Earnings From Continuing Operations	2,962	3,194	-7%

Net Earnings From Discontinued Operations	2,042	76

Net Earnings	5,004	3,270	53%

Effective Tax Rate – Continuing Operations	25.7%	27.3%

Per Common Share:
Basic Net Earnings – Continuing Operations	$0.99	$1.02
Basic Net Earnings – Discontinued Operations	$0.69	$0.02

Basic Net Earnings	$1.68	$1.04

Diluted Net Earnings – Continuing Operations	$0.94	$0.96	-2%
Diluted Net Earnings – Discontinued Operations	$0.64	$0.02

Diluted Net Earnings	$1.58	$0.98	61%
Dividends	$0.40	$0.35	14%
Average Diluted Shares Outstanding	3,170.8	3,341.5

Comparisons as a % of Net Sales			Basis Point Change
Cost of Products Sold	48.4%	47.7%	70
Gross Margin	51.6%	52.3%	(70)
Selling, General & Administrative Expense	30.7%	30.5%	20
Operating Margin	20.9%	21.8%	(90)
Earnings From Continuing Operations Before Income Taxes	19.6%	20.9%	(130)
Net Earnings From Continuing Operations	14.5%	15.2%	(70)

Net sales for the quarter were down 3% to $20.4 billion on a 3% decline in unit volume. The Company’s net sales were negatively impacted by the global economic downturn, credit crisis and associated currency market volatility. These factors are expected to continue and negatively impact net sales for the remainder of the fiscal year. Unfavorable foreign exchange reduced net sales by 5% as the U.S. Dollar appreciated versus the Euro, British Pound and Canadian Dollar. Price increases to recover rising commodity costs and product mix added 4% and 1%, respectively, to net sales. The unit volume decline was driven by trade inventory reductions, market contractions and market share declines. Unit volume declined in every reportable segment except Baby Care and Family Care, and was down in both developed and developing markets. Organic sales increased 2% for the quarter led by the Baby Care and Family Care segment and the Snacks and Pet Care segment.

	Net Sales Change Drivers 2008 vs. 2007 (Three Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty GBU
Beauty	-1%	-1%	-4%	1%	0%	-4%
Grooming	-6%	-5%	-6%	4%	1%	-7%
Health and Well-Being GBU
Health Care	-3%	-3%	-5%	3%	-1%	-6%
Snacks and Pet Care	-5%	-5%	-5%	10%	-1%	-1%
Household Care GBU
Fabric Care and Home Care	-6%	-6%	-5%	6%	1%	-4%
Baby Care and Family Care	1%	1%	-4%	7%	-1%	3%

Total Company	-3%	-3%	-5%	4%	1%	-3%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin was down 70 basis points for the quarter to 51.6% of net sales. Higher commodity and energy costs reduced gross margin by approximately 300 basis points. This was partially offset by the impact of price increases and manufacturing cost savings projects.

Total selling, general and administrative expenses (SG&A) decreased 2% to $6.3 billion. Both overhead and marketing spending declined for the quarter. SG&A as a percentage of net sales increased 20 basis points largely due to cost for incremental restructuring activities undertaken to offset dilution from the divestiture of Folgers. The impact of overhead productivity programs and marketing spending efficiencies offset the negative scale impact of lower net sales.

Interest expense declined 9% for the quarter to $354 million driven mainly by a reduction in U.S. interest rates. Other non-operating income decreased $102 million to $91 million primarily due to lower interest income.

Interest income declined as a result of lower U.S. dollar interest rates and a reduction of cash balances. The effective tax rate on continuing operations declined 160 basis points to 25.7% reflecting the net effect of foreign mix, audit settlements and the effects of foreign repatriations.

Net earnings from continuing operations decreased 7% to $3.0 billion primarily due to lower net sales and reduced operating margin. Diluted net earnings per share from continuing operations were $0.94, down 2% versus the prior year. Net earnings from discontinued operations increased $2.0 billion for the quarter primarily due to the $2.0 billion after tax gain on the divestiture of Folgers.

Net earnings during the quarter increased 53% to $5.0 billion. Diluted net earnings per share were $1.58, up 61% versus the prior year. Earnings per share growth exceeded net earnings growth due to the impact of our share repurchase program and shares tendered for the Folgers transaction.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2008

The following discussion provides a review of results for the six months ended December 31, 2008 versus the six months ended December 31, 2007.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Six Months Ended December 31
	2008	2007	% CHG
Net Sales	41,950	40,837	3%
Cost of Products Sold	20,470	19,285	6%

Gross Margin	21,480	21,552	0%
Selling, General & Administrative Expense	12,660	12,664	0%

Operating Income	8,820	8,888	-1%
Total Interest Expense	693	748
Other Non-operating Income, Net	427	386

Earnings From Continuing Operations Before Income Taxes	8,554	8,526	0%
Income Taxes	2,317	2,328

Net Earnings From Continuing Operations	6,237	6,198	1%

Net Earnings From Discontinued Operations	2,115	151

Net Earnings	8,352	6,349	32%

Effective Tax Rate – Continuing Operations	27.1%	27.3%

Per Common Share:
Basic Net Earnings – Continuing Operations	$2.06	$1.97
Basic Net Earnings – Discontinued Operations	$0.71	$0.05

Basic Net Earnings	$2.77	$2.02

Diluted Net Earnings – Continuing Operations	$1.95	$1.85	5%
Diluted Net Earnings – Discontinued Operations	$0.66	$0.05

Diluted Net Earnings	$2.61	$1.90	37%
Dividends	$0.80	$0.70	14%
Average Diluted Shares Outstanding	3,205.1	3,348.2

Comparisons as a % of Net Sales			Basis Point Change
Cost of Products Sold	48.8%	47.2%	160
Gross Margin	51.2%	52.8%	(160)
Selling, General & Administrative Expense	30.2%	31.0%	(80)
Operating Margin	21.0%	21.8%	(80)
Earnings From Continuing Operations Before Income Taxes	20.4%	20.9%	(50)
Net Earnings From Continuing Operations	14.9%	15.2%	(30)

Net sales for the fiscal year to date increased 3% to $42.0 billion. Unit volume declined 1%, while price increases across all segments to offset commodity-driven cost increases added 4% to net sales. Baby Care and Family Care, Beauty and developing market unit volume each increased low-single-digits; while the remaining reportable segments and developed markets all had low-single-digit volume declines. Net sales increased in the Baby Care and Family Care; Snacks and Pet Care; Beauty; and Fabric Care and Home Care segments, partially offset by declines in the Grooming and Health Care segments.

	Net Sales Change Drivers 2008 vs. 2007 (Six Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty GBU
Beauty	1%	1%	1%	1%	0%	3%
Grooming	-3%	-3%	0%	3%	-1%	-1%
Health and Well-Being GBU
Health Care	-2%	-1%	0%	3%	-2%	-1%
Snacks and Pet Care	-1%	-1%	-1%	8%	-2%	4%
Household Care GBU
Fabric Care and Home Care	-2%	-2%	0%	5%	0%	3%
Baby Care and Family Care	1%	4%	0%	6%	0%	7%

Total Company	-1%	0%	0%	4%	0%	3%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin was down 160 basis points to 51.2% of net sales fiscal year to date. Commodity-driven cost impacts reduced gross margin by over 300 basis points. This was partially offset by the impact of price increases and manufacturing cost savings projects.

Total selling, general and administrative expenses (SG&A) were in line with the prior year period at $12.7 billion. SG&A as a percentage of net sales was down 80 basis points. Both overhead and marketing spending were down as a percentage of net sales primarily due to scale leverage, overhead productivity improvements and marketing spending efficiencies, partially offset by cost for incremental restructuring activities undertaken to offset dilution from the divestiture of Folgers. The net impact of foreign exchange transactional gains and losses on working capital balances contributed half of the decline in SG&A as a percentage of net sales.

Interest expense declined 7% to $693 million fiscal year to date driven mainly by a reduction in U.S. interest rates. Other non-operating income increased $41 million to $427 million as higher divestiture gains were partially offset by lower interest income. The base period included a gain on the sale of our adult incontinence business in Japan and tissue business in Western Europe, while the current period included gains on the sale of Thermacare, Dantrium and Dryel. Interest income declined as a result of lower U.S. dollar interest rates and a reduction of cash balances. The effective tax rate on continuing operations was down to 27.1% from 27.3%.

Net earnings from continuing operations increased 1% to $6.2 billion. Net earnings increased primarily due to higher net sales, lower interest expense and higher non-operating income, partially offset by reduced operating margin. Diluted net earnings per share from continuing operations were $1.95, up 5% versus the prior year. Net earnings for discontinued operations increased $2.0 billion fiscal year to date mainly due to the after tax gain on the divestiture of Folgers.

Net earnings increased 32% fiscal year to date to $8.4 billion largely as a result of the Folgers transaction gain. Diluted net earnings per share were $2.61, up 37% versus the prior year. Earnings per share growth exceeded net earnings growth due to the impact of our share repurchase program and shares tendered for the Folgers transaction.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2008

The following discussion provides a review of results by business segment. Analyses of the results for the three and six months ended December 31, 2008 are provided compared to the same three and six month periods ended December 31, 2007. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three and six months ended December 31, 2008 versus the comparable prior year period (amounts in millions):

	Three Months Ended December 31, 2008
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty GBU
Beauty	4,928	-4%	1,020	-9%	799	-10%
Grooming	2,008	-7%	584	-2%	416	-3%

Health and Well-Being GBU
Health Care	3,534	-6%	950	-10%	647	-10%
Snacks and Pet Care	791	-1%	103	0%	63	-6%

Household Care GBU
Fabric Care and Home Care	5,797	-4%	1,024	-21%	658	-25%
Baby Care and Family Care	3,466	3%	665	2%	418	0%

Total Business Segments	20,524	-4%	4,346	-10%	3,001	-11%
Corporate	(156)	N/A	(358)	N/A	(39)	N/A

Total Company	20,368	-3%	3,988	-9%	2,962	-7%

	Six Months Ended December 31, 2008
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty GBU
Beauty	10,057	3%	2,003	0%	1,552	-1%
Grooming	4,150	-1%	1,229	2%	894	2%

Health and Well-Being GBU
Health Care	7,235	-1%	1,940	-5%	1,304	-4%
Snacks and Pet Care	1,598	4%	193	4%	118	0%

Household Care GBU
Fabric Care and Home Care	12,280	3%	2,285	-14%	1,484	-17%
Baby Care and Family Care	7,238	7%	1,472	11%	932	10%

Total Business Segments	42,558	3%	9,122	-3%	6,284	-4%
Corporate	(608)	N/A	(568)	N/A	(47)	N/A

Total Company	41,950	3%	8,554	0%	6,237	1%

BEAUTY GBU

Beauty

Beauty net sales decreased 4% to $4.9 billion for the quarter. Net sales were down due to a 1% decline in volume and a 4% unfavorable foreign exchange impact, partially offset by a 1% positive pricing impact. Organic sales were in line with the previous year. Retail Hair Care volume grew low-single digits behind growth in developing regions and mid-single-digit or higher global growth of Head & Shoulders, Herbal Essences, Rejoice and Nice ‘N Easy. Professional Hair Care volume declined mid-single-digits primarily due to market contractions. Personal Cleansing volume decreased high-single-digits due to trade inventory reductions and market contractions. Volume in Skin Care decreased mid-single-digits mainly due to the divestiture of Noxzema. Cosmetics volume was down mid-single-digits due to trade inventory reductions. Prestige Fragrances volume decreased high-single-digits due mainly to market contractions and a shift in initiative timings to the second half of fiscal 2009. Net earnings declined 10% during the quarter to $799 million primarily due to lower operating margin and a reduction in net sales. Operating margin declined as lower marketing spending as a percentage of net sales was more than offset by the impact of higher commodity costs.

Beauty net sales increased 3% fiscal year to date to $10.1 billion. Volume increases, positive pricing, and favorable foreign exchange each contributed 1% to net sales growth. Organic sales increased 3%. Retail Hair Care volume grew mid-single-digits behind growth in developing regions. Professional Hair Care volume declined mid-single-digits due to market contractions. Cosmetics volume grew low-single-digits behind mid-single-digit growth of Cover Girl. Volume in Skin Care declined low-single-digits due to the divestiture of Noxzema. Personal Cleansing volume was down low-single-digits behind trade inventory reductions and market contractions. Prestige Fragrances volume declined mid-single-digits due to market contractions and a shift in initiative timings to the second half of fiscal 2009. Net earnings decreased 1% fiscal year to date to $1.6 billion as sales growth and lower overhead and marketing spending as a percentage of net sales were more than offset by reduced gross margin from the impact of higher commodity costs.

Grooming

Grooming net sales declined 7% during the quarter to $2.0 billion on a 6% decline in unit volume. Price increases taken across premium shaving systems added 4% to net sales. Product mix contributed 1% to net sales behind continued growth of premium innovations such as Gillette Fusion. Unfavorable foreign exchange reduced net sales by 6%. Organic sales increased 1% for the quarter. Unit volume declined primarily due to a double-digit decline of Braun. Blades and Razors volume decreased low-single-digits driven primarily by trade inventory reductions and market contractions in North America and Western Europe. Double-digit growth of Gillette Fusion was offset by a high-single-digit decline of Mach3. Global value share of the blades and razors category increased by 1 percent. Braun volume declined behind market contractions, the exits of the U.S. home appliance and Tassimo coffee appliance businesses and trade inventory reductions. Global value share of the dry shaving category increased half of a point to nearly 35%. Net earnings decreased 3% to $416 million for the quarter primarily due to lower net sales, partially offset by higher operating margin. Operating margins increased due to lower overhead spending as a percentage of net sales and the positive gross margin impact of price increases and improved mix, partially offset by higher marketing spending as a percentage of net sales.

Grooming net sales were down 1% to $4.2 billion fiscal year to date on a 3% decline in unit volume. Price increases taken across premium shaving systems added 3% to net sales. Product mix had a negative 1% impact on net sales as favorable product mix from growth on Gillette Fusion was more than offset by disproportionate growth in developing regions, which have lower than segment average selling prices. Organic sales were consistent with the prior year to date period. Volume in Blades and Razors was consistent with previous year as growth in developing regions was offset by trade inventory reductions and market contractions in North America and Western Europe. Double-digit growth of Gillette Fusion and mid-single-digit growth of Venus were offset by declines in Mach3 and disposables. Global value share of the blades and razors category increased over half a point to about 70%. Volume in Braun was down due to market contractions, the exits of the U.S. home appliance and Tassimo coffee appliance businesses and trade inventory reductions. Global value share of the dry shaving category increased over 1 point to about 36%. Net earnings increased 2% to $894 million on higher operating margin. Operating margin increased behind lower overhead spending as a percentage of net sales and the positive gross margin impact of price increases and improved mix, partially offset by higher marketing spending as a percentage of net sales.

HEALTH AND WELL-BEING GBU

Health Care

Health Care net sales were down 6% during the quarter to $3.5 billion on a 3% volume decline. Unfavorable foreign exchange and negative product mix reduced net sales by 5% and 1%, respectively. These impacts were partially offset by a positive pricing impact of 3%. Organic sales were in line with the prior year as positive pricing offset declining volume and negative product mix. Personal Health Care volume decreased double-digits due to a double-digit decline of Prilosec OTC from the loss of marketplace exclusivity in North America and the ThermaCare divestiture. P&G’s all-outlet value share of the U.S. stomach remedies market has declined about nine points to about 29 percent. Pharmaceuticals volume declined mid-single-digits primarily as a result of minor brand divestitures. Feminine Care volume was flat as double-digit growth of Naturella was offset by a mid-single-digit decline of Tampax. Oral Care volume decreased low-single-digits behind lower shipments of Crest primarily in China from trade inventory reductions and transition issues while implementing a new mid-tier brand restage. For the quarter, net earnings decreased 10% to $647 million primarily due to the decline of net sales and lower operating margin driven primarily by higher commodity costs.

Health Care net sales declined 1% fiscal year to date to $7.2 billion on a 2% decline in unit volume. Price increases added 3% to net sales, while negative product mix reduced net sales by 2% resulting primarily from lower shipments of Prilosec OTC. Organic sales were in line with the prior year period. Personal Health Care volume was down low-double-digits due to a double-digit decline of Prilosec OTC from the loss of marketplace exclusivity in North America and the divestiture of ThermaCare. Pharmaceuticals volume decreased mid-single-digits due to minor brand divestitures. Oral Care volume was consistent with previous year results as low-single-digit growth of Oral B was offset by a low-single-digit decline of Crest. Feminine Care volume grew low-single-digits due to growth in developing regions behind Always and Naturella. Net earnings declined 4% to $1.3 billion due to lower net sales and a commodity cost-driven decline in gross margin, partially offset by lower overhead spending as a percentage of sales.

Snacks and Pet Care

Snacks and Pet Care net sales decreased 1% to $791 million for the quarter on a unit volume decline of 5%. Net sales were negatively impacted by unfavorable foreign exchange of 5% and negative product mix of 1%. Price increases to recover higher commodity costs contributed 10% to net sales. Volume in Snacks declined mid-single-digits due to supply constraints in North America. Volume in Pet Care was down mid-single-digits due to declining shipments to the pet specialty channel in response to multiple price increases. Net earnings declined 6% to $63 million for the quarter primarily due to lower gross margin from higher commodity costs, partially offset by lower overhead and marketing expenses as a percentage of net sales.

Snacks and Pet Care net sales increased 4% fiscal year to date to $1.6 billion behind positive pricing impacts of 8%. Lower volume and unfavorable foreign exchange each reduced net sales by 1%. Product mix negatively impacted net sales by 2% due to lower shipments of Eukanuba and premium snack products, which have higher than segment average selling prices. Volume in Snacks increased low-single-digits behind mid-single-digit growth in North America. Pet Care volume declined mid-single-digits due to consumption declines following multiple price increases, which resulted in overall pet care sales increasing mid-single-digits. Net earnings were consistent with previous year results at $118 million as higher net sales and lower overhead and marketing spending as a percentage of net sales were offset by lower gross margin from higher commodity costs and a higher effective tax rate.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Fabric Care and Home Care net sales decreased 4% to $5.8 billion for the quarter on a 6% decline in unit volume. Unfavorable foreign exchange reduced net sales by 5% during the quarter. Price increases to offset commodity costs had a positive impact of 6% on net sales and positive mix added an additional 1%. Organic sales grew 1%. Fabric Care volume decreased mid-single-digits primarily due to a double-digit reduction of Tide shipments from trade inventory reductions and market share declines. U.S. all-outlet value share of the detergents category was down over two points as lower shares on Tide and minor brands were partially offset by increases on the Gain brand. Home Care volume was down low-single digits as growth of Air Care was more than offset by declines of Dish Care and Surface Care following price increases. Batteries volume was down low-double-digits behind market contractions, trade inventory reductions and market share declines. Global value share of general purpose batteries was down slightly to about 28%. Net earnings declined 25% to $658 million primarily due to a decline in net sales and lower gross margin from higher commodity costs. Higher overhead spending as a percentage of net sales was partially offset by lower marketing spending as a percentage of net sales.

Fabric Care and Home Care net sales increased 3% to $12.3 billion fiscal year to date. Price increases contributed 5% to net sales and more than offset a 2% decline in unit volume. Fabric Care volume declined low-single-digits as lower shipments of Tide due to trade inventory reductions and market share declines were mostly offset by growth of Gain and Downy. U.S. all-outlet value share of the detergents category was down over two points as lower shares on Tide and minor brands were partially offset by increases on the Gain brand. Home Care volume declined low-single-digits due to the Febreze Candles initiatives in the base period and volume softness following price increases on Dish Care and Surface Care. Batteries volume was down mid-single-digits due to market contractions, trade inventory reductions and market share declines. Net earnings declined 17% to $1.5 billion as increased net sales were more than offset by reduced operating margin. Operating margin declined primarily due to reduced gross margin, driven by higher commodity costs. Higher overhead spending as a percentage of net sales was more than offset by lower marketing spending as a percentage of net sales.

Baby Care and Family Care

Baby Care and Family Care net sales increased 3% during the quarter to $3.5 billion on 1% unit volume growth. Price increases to recover higher commodity and energy costs contributed 7% to sales growth. Unfavorable foreign exchange reduced net sales by 4%. Product mix from the disproportionate growth in developing regions and a shift toward larger pack counts, which have lower than segment average selling prices, negatively impacted net sales by 1%. Volume in Baby Care increased low-single-digits due to growth of Pampers in developing regions. Volume in Family Care decreased low-single-digits as lower shipments of Charmin more than offset growth of Bounty. Net earnings were consistent with previous year results at $418 million as higher net sales were offset by lower operating margins and a higher effective tax rate.

Baby Care and Family Care net sales increased 7% to $7.2 billion fiscal year to date on 1% volume growth. Pricing to help recover higher commodity and energy costs contributed 6% to net sales growth. Volume in Baby Care increased mid-single-digits due to growth of Pampers in developing regions and double-digit growth of Luvs in North America. Family Care volume declined low-single-digits due to the Western European Tissue divestiture. Organic volume for Family Care was up low-single-digits behind double-digit growth of Charmin Basic and Bounty Basic. Family Care U.S. value share was up nearly one point to over 32%. Organic sales were up 9% year to date behind a 4% increase in organic volume. Net earnings increased 10% to $932 million due to sales growth and higher gross margin. Fiscal year to date gross margin increased as the impact of price increases, manufacturing cost savings and the positive mix impact of the Western European Tissue and Towel divestiture more than offset higher commodity and energy costs.

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

For the Corporate segment, net expenses from continuing operations decreased $157 million to $39 million for the quarter. The decrease was driven primarily by corporate hedging impacts and lower net interest expense, partially offset by higher restructuring spending. Fiscal year to date, net expenses from continuing operations decreased $330 million. The decrease was primarily due to corporate hedging impacts, higher current period divestiture gains and lower interest expense, partially offset by higher restructuring spending.

FINANCIAL CONDITION

Operating Activities

Cash generated from operating activities for the fiscal year to date period was $5.6 billion, a decrease of 20% versus the comparable prior year period. Net earnings, adjusted for non-cash items (primarily depreciation, amortization, share based compensation, deferred income taxes and gains on the sale of businesses) provided $8.0 billion of operating cash. This was partially offset by an increase in working capital, driven primarily by inventory, accounts receivable and accounts payable, accrued and other liabilities. Inventory increased primarily due to higher input costs and the decline in unit volume, which drove a 2 day increase in the amount of inventory on hand. Accounts receivable increased primarily due to seasonality of certain business categories such as prestige fragrances, batteries and appliances, which have higher relative sales leading up to the holiday season. Accounts payable, accrued and other liabilities levels declined due to earlier relative payment timing for marketing and other operating expenses, along with the timing of interest payments on debt. Cash flow from discontinued operations contributed $96 million to operating cash flow.

Investing Activities

Investing activities in the current year used $675 million. Capital expenditures were $1,421 million fiscal year to date or 3.4% of net sales. Proceeds from asset sales generated $1,017 million in cash primarily from the Noxzema, Coffee and Western European Tissue divestitures. Acquisitions, net of cash acquired, consumed $323 million of cash mainly due to the Nioxin acquisition. Cash flow from discontinued operations consumed $3 million of investing cash flow.

Financing Activities

Total cash used by financing activities was $2.4 billion fiscal year to date. Treasury shares in the amount of $5.2 billion were repurchased under a previously announced share buyback program that started in July 2007. Dividends to shareholders used $2.5 billion. These uses of cash were partially funded by an increase in the Company’s debt position of $4.8 billion.

As of December 31, 2008, our current liabilities exceeded current assets by $11.7 billion, driven by our short-term debt position. We have short- and long-term debt to fund discretionary items such as acquisitions and share buyback programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which despite the current credit crisis have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements. However, if the current credit crisis were to continue to worsen such that we were unable to access the credit market, it could impair our ability to fund discretionary spending such as the previously announced share buyback program.

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

Organic Sales Growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis.

The reconciliation of reported sales growth to organic sales for the October - December quarter:

Oct – Dec	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact	Organic Sales Growth
Beauty	-4%	-4%	0%	0%
Grooming	-7%	-6%	-2%	1%
Health Care	-6%	-5%	-1%	0%
Fabric Care and Home Care	-4%	-5%	0%	1%

Total P&G	-3%	-5%	0%	2%

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul – Dec	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact	Organic Sales Growth
Beauty	3%	1%	-1%	3%
Grooming	-1%	0%	-1%	0%
Health Care	-1%	0%	-1%	0%
Baby Care and Family Care	7%	0%	-2%	9%

Total P&G	3%	0%	0%	3%

Free Cash Flow: Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul – Dec ’08	$5,640	$(1,421)	$4,219	$8,352	51%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk since June 30, 2008. Additional information can be found in the section entitled Other Information, which appears on page 54, and Note 6, Risk Management Activities, which appears on pages 65-66 of the Annual Report to Shareholders for the fiscal year ended June 30, 2008 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K/A Amendment No. 1 for the fiscal year ended June 30, 2008 which was filed on October 3, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chairman of the Board and Chief Executive Officer, A. G. Lafley, and the Company’s Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange

Act”)) as of the end of the period covered by this report. Messrs. Lafley and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Lafley and Moeller, to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters and taxes.

The Company is subject to a variety of investigations into potential competition law violations in Europe. In July 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of two of the Company’s French subsidiaries and seized a variety of documents. In April 2008, UK authorities initiated an investigation concerning potential antitrust violations in the UK involving one of the Company’s subsidiaries. In June 2008, European Commission officials, with the assistance of the national authorities from a variety of countries, started an investigation into potential competition law violations in a variety of countries across the European Union. Around the same time, the national authorities in Spain, Italy and the Czech Republic initiated additional investigations into potential antitrust concerns within those countries. In connection with these investigations, a number of the Company’s subsidiaries were visited and documents seized. The Company or its subsidiaries are also involved in other competition law investigations in Belgium, Romania, Switzerland, France and Greece. We believe that all of the above matters involve a number of other consumer products companies and/or retail customers.

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

In response to the actions of the Commission and national authorities, the Company has launched its own internal investigations into potential violations of competition laws, which are ongoing. The Company has identified violations in certain European countries and appropriate actions are being taken. It is still too early for us to reasonably estimate the fines to which the Company will be subject as a result of these competition law issues. However, we have taken and will take reserves as appropriate. Please refer to the Company’s Risk Factors in Item 1A below for additional information.

In December 2008, the Company became aware of an investigation by Italian authorities into an environmental accident at the site of a contractor which provides services to one or more of the Company’s European affiliates. The accident involved the explosion of certain pressurized cans and resulted in the death of one worker and serious injuries to another. Italian authorities are currently investigating whether the Company’s affiliates complied with Italian laws related to the proper classification and disposal of their products. While no judicial proceeding has been initiated, the Italian authorities could levy fines in excess of $100,000 against the Company’s European affiliate(s), should they find that these entities violated the law.

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

The Company currently generates significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share (2)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate dollar value of shares that may yet be purchased under our share repurchase program ($ in Billions) (3) (4)
10/1/08 - 10/31/08	10,554,150		$66.33		10,554,042	15.4
11/1/08 - 11/30/08	43,554,916	(5)	$64.89	(6)	4,880,233	15.1
12/1/08 - 12/31/08	5,133,700		$60.30		5,133,700	14.8

(1)	The total number of shares purchased was 59,242,766 for the quarter. Except for those shares described in footnote 5 below, all transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under the prepaid forward agreements, the Company prepaid large financial institutions to deliver shares at future dates in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 21,913 for the quarter. This number excludes the 38,652,878 shares described in footnote 5 below but includes shares acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to announcement of the program but are considered purchases against the program.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.
(5)	This includes 38,652,878 shares acquired in November 2008 in exchange for 63,166,532 shares of The Folgers Coffee Company as part of the previously disclosed reverse Morris Trust transaction with The J. M. Smucker Company.
(6)	This does not apply to the 38,652,878 shares described in footnote 5 above.

Item 6.	Exhibits

Exhibit
3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008) and related correspondence and terms and conditions.*

10-2	The Procter & Gamble Company Executive Deferred Compensation Plan.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

*	Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

February 2, 2009	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Vice President and Comptroller

EXHIBIT INDEX

Exhibit
3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

10-1	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008) and related correspondence and terms and conditions.

10-2	The Procter & Gamble Company Executive Deferred Compensation Plan.

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer