Form 10-Q
period 2009-03-31
PROCTER & GAMBLE CO
filed 2009-05-01
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 2,914,701,790 shares of Common Stock outstanding as of March 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and nine months ended March 31, 2009 and 2008, the Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net Sales	$18,417	$20,026	$60,367	$60,863
Cost of products sold	9,161	9,679	29,631	28,964
Selling, general and administrative expense	5,526	6,334	18,186	18,998

Operating Income	3,730	4,013	12,550	12,901
Interest expense	336	364	1,029	1,112
Other non-operating income, net	93	10	520	396

Earnings from Continuing Operations Before Income taxes	3,487	3,659	12,041	12,185
Income taxes	902	1,009	3,219	3,337

Net Earnings from Continuing Operations	2,585	2,650	8,822	8,848

Net Earnings from Discontinued Operations	28	60	2,143	211

Net Earnings	$2,613	$2,710	$10,965	$9,059

Per Common Share

Basic net earnings from continuing operations	$0.87	$0.85	$2.93	$2.82
Basic net earnings from discontinued operations	$0.01	$0.02	$0.72	$0.07

Basic net earnings	$0.88	$0.87	$3.65	$2.89

Diluted net earnings from continuing operations	$0.83	$0.80	$2.78	$2.66
Diluted net earnings from discontinued operations	$0.01	$0.02	$0.68	$0.06

Diluted net earnings	$0.84	$0.82	$3.46	$2.72

Dividends	$0.40	$0.35	$1.20	$1.05

Diluted Weighted Average Common Shares Outstanding	3,104.6	3,301.2	3,172.9	3,332.5

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Millions			March 31 2009	June 30 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$4,434	$3,313
Accounts receivable			5,744	6,761
Inventories
Materials and supplies			1,839	2,262
Work in process			700	765
Finished goods			5,076	5,389

Total inventories			7,615	8,416
Deferred income taxes			1,497	2,012
Prepaid expenses and other current assets			2,718	4,013

TOTAL CURRENT ASSETS			22,008	24,515

PROPERTY, PLANT AND EQUIPMENT
Buildings			6,354	7,052
Machinery and equipment			27,772	30,145
Land			849	889

			34,975	38,086
Accumulated depreciation			(16,444)	(17,446)

NET PROPERTY, PLANT AND EQUIPMENT			18,531	20,640

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			55,286	59,767
Trademarks and other intangible assets, net			32,159	34,233

NET GOODWILL AND OTHER INTANGIBLE ASSETS			87,445	94,000

OTHER NON-CURRENT ASSETS			4,411	4,837

TOTAL ASSETS			$132,395	$143,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$5,138	$6,775
Accrued and other liabilities			7,996	10,154
Taxes payable			1,329	945
Debt due within one year			18,366	13,084

TOTAL CURRENT LIABILITIES			32,829	30,958

LONG-TERM DEBT			20,452	23,581

DEFERRED INCOME TAXES			11,428	11,805

OTHER NON-CURRENT LIABILITIES			6,911	8,154

TOTAL LIABILITIES			71,620	74,498

SHAREHOLDERS’ EQUITY
Preferred stock			1,329	1,366
Common stock - shares issued -	31-Mar	4,007.3	4,007
	30-Jun	4,001.8		4,002

Additional paid-in capital			60,959	60,307
Reserve for ESOP debt retirement			(1,339)	(1,325)
Accumulated other comprehensive income			(4,323)	3,746
Treasury stock			(56,025)	(47,588)
Retained earnings			56,167	48,986

TOTAL SHAREHOLDERS’ EQUITY			60,775	69,494

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$132,395	$143,992

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2009 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions	Nine Months Ended March 31
	2009	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,313	$5,354

OPERATING ACTIVITIES
Net earnings	10,965	9,059
Depreciation and amortization	2,228	2,270
Share-based compensation expense	368	396
Deferred income taxes	110	1,065
Gain on sale of businesses	(2,384)	(218)
Changes in:
Accounts receivable	249	253
Inventories	(313)	(1,077)
Accounts payable, accrued and other liabilities	(1,013)	(268)
Other operating assets and liabilities	(257)	(121)
Other	(30)	(164)

TOTAL OPERATING ACTIVITIES	9,923	11,195

INVESTING ACTIVITIES
Capital expenditures	(2,158)	(1,852)
Proceeds from asset sales	1,096	759
Acquisitions, net of cash acquired	(315)	36
Change in investments	116	(188)

TOTAL INVESTING ACTIVITIES	(1,261)	(1,245)

FINANCING ACTIVITIES
Dividends to shareholders	(3,708)	(3,385)
Change in short-term debt	(444)	1,739
Additions to long-term debt	4,926	6,534
Reductions of long-term debt	(2,190)	(10,227)
Treasury stock purchases	(6,365)	(8,035)
Impact of stock options and other	583	1,436

TOTAL FINANCING ACTIVITIES	(7,198)	(11,938)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(343)	371

CHANGE IN CASH AND CASH EQUIVALENTS	1,121	(1,617)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,434	$3,737

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2009 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as updated by the Company’s Form 8-K filed on February 10, 2009. The results of operations for the three-month and nine-month period ended March 31, 2009 are not necessarily indicative of annual results.

2.	Comprehensive Income—Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges and net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2009 and 2008 was $504 million and $4,389 million, respectively. For the nine months ended March 31, 2009 and 2008, total comprehensive income was $2,896 million and $12,588 million, respectively.

3.	Segment Information – Following is a summary of segment results.

SEGMENT INFORMATION

		Three Months Ended March 31			Nine Months Ended March 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty GBU
Beauty	2009	$4,310	$702	$504	$14,367	$2,705	$2,056
	2008	4,743	784	589	14,479	2,788	2,161

Grooming	2009	1,652	434	306	5,802	1,663	1,200
	2008	1,977	551	403	6,153	1,761	1,283

Health & Well-Being GBU
Health Care	2009	3,226	878	564	10,461	2,818	1,868
	2008	3,651	943	617	10,982	2,979	1,980

Snacks and Pet Care	2009	764	93	51	2,362	286	169
	2008	797	97	59	2,339	283	177

Household Care GBU
Fabric Care and Home Care	2009	5,381	1,134	726	17,661	3,419	2,210
	2008	5,730	1,159	779	17,648	3,814	2,573

Baby Care and Family Care	2009	3,456	693	423	10,694	2,165	1,355
	2008	3,531	739	471	10,325	2,069	1,319

Corporate	2009	(372)	(447)	11	(980)	(1,015)	(36)
	2008	(403)	(614)	(268)	(1,063)	(1,509)	(645)

Total	2009	18,417	3,487	2,585	60,367	12,041	8,822
	2008	20,026	3,659	2,650	60,863	12,185	8,848

4.	Goodwill and Other Intangible Assets – Goodwill as of March 31, 2009 is allocated by reportable segment and global business unit as follows (amounts in millions):

Nine Months Ended March 31, 2009
BEAUTY GBU
Beauty, beginning of year	$16,903
Acquisitions and divestitures	135
Translation and other	(1,447)

Goodwill, March 31, 2009	15,591

Grooming, beginning of year	25,312
Acquisitions and divestitures	(161)
Translation and other	(1,642)

Goodwill, March 31, 2009	23,509

HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,750
Acquisitions and divestitures	(58)
Translation and other	(405)

Goodwill, March 31, 2009	8,287

Snacks and Pet Care, beginning of year	2,434
Acquisitions and divestitures	(355)
Translation and other	(33)

Goodwill, March 31, 2009	2,046

HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,655
Acquisitions and divestitures	(29)
Translation and other	(309)

Goodwill, March 31, 2009	4,317

Baby Care and Family Care, beginning of year	1,713
Acquisitions and divestitures	(4)
Translation and other	(173)

Goodwill, March 31, 2009	1,536

GOODWILL, Net, beginning of year	59,767
Acquisitions and divestitures	(472)
Translation and other	(4,009)

Goodwill, March 31, 2009	$55,286

$357 million of the decrease in goodwill from June 30, 2008 in Snacks and Pet Care is due to the divestiture of the Coffee business. The remaining decrease in goodwill from June 30, 2008 is primarily due to currency translation.

Identifiable intangible assets as of March 31, 2009 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,716	$2,972
Intangible assets with indefinite lives	26,415	—

Total identifiable intangible assets	$35,131	$2,972

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization expense of intangible assets for the three months ended March 31, 2009 and 2008 was $149 million and $156 million, respectively. For the nine months ended March 31, 2009 and 2008 the amortization expense of intangible assets was $459 million and $468 million, respectively.

5.	Pursuant to SFAS 123(R) “Share-Based Payment,” companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value based” method).

Total share-based compensation for the three months and nine months ended March 31, 2009 and 2008 are summarized in the following table (amounts in millions):

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Share-Based Compensation
SFAS 123(R) Stock Options	$131	$144	$328	$373
Other Share-Based Awards	14	10	40	23

Total Share-Based Compensation	$145	$154	$368	$396

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits—The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

Amounts in millions	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2009	2008	2009	2008
Service Cost	$51	$63	$22	$24
Interest Cost	130	134	60	57
Expected Return on Plan Assets	(111)	(146)	(111)	(108)
Amortization of Deferred Amounts	3	3	(5)	—
Recognized Net Actuarial Loss/ (Gain)	7	(3)	—	(4)

Gross Benefit Cost (Credit)	80	51	(34)	(31)
Dividends on ESOP Preferred Stock	—	—	(25)	(23)

Net Periodic Benefit Cost (Credit)	$80	$51	$(59)	$(54)

Amounts in millions	Pension Benefits		Other Retiree Benefits
	Nine Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Service Cost	$163	$198	$68	$71
Interest Cost	418	400	183	169
Expected Return on Plan Assets	(360)	(419)	(333)	(322)
Amortization of Deferred Amounts	11	10	(17)	—
Recognized Net Actuarial Loss/ (Gain)	21	9	2	(11)

Gross Benefit Cost (Credit)	253	198	(97)	(93)
Dividends on ESOP Preferred Stock	—	—	(77)	(69)

Net Periodic Benefit Cost (Credit)	$253	$198	$(174)	$(162)

For the year ending June 30, 2009, the expected return on plan assets is 7.4% and 9.3% for pension and other retiree benefit plans, respectively.

7.	Fair Value Measurements

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

Fair Value Hierarchy

Under the SFAS 157 hierarchy, an entity is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The following table sets forth the Company’s financial assets and liabilities as of March 31, 2009 that are measured on a recurring basis during the period, segregated by level within the fair value hierarchy:

In millions	Level 1	Level 2	Level 3	Total
Assets at fair value:
Investment securities (1)	$197	$—	$44	$241
Derivatives (2)	—	418	—	418

Total assets at fair value	197	418	44	659

Liabilities at fair value:
Derivatives (2)	2	824	8	834

Total liabilities at fair value	$2	$824	$8	$834

(1)	Investment securities consist primarily of non-qualified retirement plan assets. These securities are generally valued using observable market prices in active markets, with some securities valued using unobservable market prices in inactive markets. These investment securities are included within Other non-current assets in our Consolidated Balance Sheets for each period presented.
(2)	Derivatives consist of foreign currency, interest rate and commodity financial instruments. See Note 8 for additional details on our risk management activities.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial assets and liabilities balances for the nine months ended March 31, 2009.

	Derivatives	Investment Securities
June 30, 2008 Balance:	$17	$46
Total gains or (losses) (realized/unrealized) included in earnings (or changes in net assets)	11	(2)
Total gains or (losses) (realized/unrealized) included in OCI	(40)	—
Net purchases, issuances and settlements	4	—
Transfers in and/or (out) of Level 3	—	—

March 31, 2009 Balance:	$(8)	$44

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

8.	Risk Management Activities

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a consolidated basis to take advantage of logical exposure netting and correlation. To the extent we choose to manage volatility associated with the remaining net exposures, we enter into various financial transactions, which we account for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices.

At inception, we formally designate and document qualifying instruments as hedges of underlying exposures. We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. Any ineffective portion of a change in the fair value of a qualifying instrument, which is immaterial for all periods presented, is immediately recognized in earnings.

For additional details on the Company’s risk management activities, refer to the Company’s annual financial statements and footnotes in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as updated by the Company’s Form 8-K filed on February 10, 2009.

The location, fair value and fair value hierarchy level of the Company’s financial instruments used in hedging transactions at March 31, 2009 are as follows:

In millions	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivatives relating to:
Foreign currency	Prepaid expenses	$—	$247	$—	$247
Net investment hedges	Prepaid expenses & Other noncurrent assets	—	155	—	155
Commodities	Prepaid expenses	—	16	—	16

Total assets at fair value		—	418	—	418

Liabilities at fair value:
Derivatives relating to:
Foreign currency	Accrued liabilities	—	523	—	523
Net investment hedges	Accrued liabilities	—	57	—	57
Interest rate	Accrued liabilities & Other noncurrent liabilities	—	31	—	31
Commodities	Accrued liabilities	2	213	8	223

Total liabilities at fair value		$2	$824	$8	$834

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the deal. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of March 31, 2009 was $712 million. The Company has never been required to post any collateral as a result of these contractual features.

The locations and amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2009 are as follows:

In millions
Derivatives in Cash Flow Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		March 31	March 31		Three Months Ended March 31	Nine Months Ended March 31
Interest rate contracts	4,000	$(31)	$2	Interest expense	$(37)	$(38)
Foreign currency contracts (1)	690	(70)	37	Selling, general and administrative expense	70	(66)
Commodity contracts (2)	720	(207)	(160)	Cost of sales	(55)	(4)

Total	5,410	$(308)	$(121)		$(22)	$(108)

Derivatives in Net Investment Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		March 31	March 31		Three Months Ended March 31	Nine Months Ended March 31
Net investment hedges (3)	2,548	$98	$97	Interest expense	$(7)	$(4)

		$98	$97		$(7)	$(4)

Derivatives Not Designated as Hedging Instruments	Notional Amount (Ending Balance)	Fair Value Asset (Liability)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		March 31			Three Months Ended March 31	Nine Months Ended March 31
Foreign currency contracts (4) (5)	13,275	$(206)		Selling, general and administrative expense	$(571)	$(1,775)
Commodity contracts (2)	—	—		Cost of sales	—	(4)

Total	13,275	$(206)			$(571)	$(1,779)

(1)	Foreign currency cash flow hedges consist of currency swaps with maturities of up to 5 years. The fair value of these instruments offsets the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies.
(2)	Commodity hedges consist of futures and options with maturities generally less than 1 year and swap contracts with maturities up to 5 years. We use these instruments to manage a portion of the volatility in the cost of raw materials used in our products or production processes resulting from weather, supply conditions, political and economic variables and other unpredictable factors. The change in fair value of these instruments offsets the effect of fluctuations in costs for forecasted purchases of commodities used in the manufacturing process.
(3)	Net investment hedges consist of both direct borrowings in foreign currencies and foreign currency swaps which are designated as hedges of our net investments in certain foreign subsidiaries. Changes to the fair value of these instruments are immediately recognized in OCI to offset the change in the value of the net investment being hedged.
(4)	Certain of our foreign currency instruments used to manage foreign exchange exposure of intercompany financing transactions and other balance sheet items are not designated as hedges. In these cases, the change in the fair value of the instruments is designed to substantially offset the foreign currency mark-to-market impact of the related exposure.
(5)	Total fair value of derivatives not designated as hedging instruments included $367 million of foreign currency contracts in a liability position and $161 million of foreign currency contracts in an asset position.

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was adopted by the Company on January 1, 2009. The adoption of SFAS 161 did not have any impact on our consolidated net earnings, cash flows or financial position.

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

In response to the actions of the European Commission and national authorities, the Company has launched its own internal investigations into potential violations of competition laws, some of which are ongoing. The Company has identified violations in certain European countries and appropriate actions are being taken. It is still too early for us to reasonably estimate the fines to which the Company will be subject as a result of these competition law issues. However, the ultimate resolution of these matters will likely result in fines or other costs that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. As these matters evolve the Company will, if necessary, recognize the appropriate reserves.

Additional information on the Commitments and Contingencies of the Company can be found in Note 11, Commitments and Contingencies, which appears in Exhibit 99.2 to the Company’s Form 8-K filed February 10, 2009.

11.	Discontinued Operations

In November 2008, the Company completed the divestiture of its Coffee business through the merger of its Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all shares of Folgers common stock, resulting in an increase of treasury stock of $2,466 million. Pursuant to the merger, a Smucker subsidiary merged with and into Folgers and Folgers became a wholly owned subsidiary of Smucker. The Company recorded an after tax gain on the transaction of $2,011, or $0.63 per share, which is included in Net Earnings from Discontinued Operations in the Consolidated Statement of Earnings for the nine-month period ended March 31, 2009.

The Coffee business had historically been part of the Company’s Snacks, Coffee and Pet Care reportable segment, as well as the coffee portion of the P&G Professional (PGP) business which is included in the Fabric and Home Care reportable segment. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Folgers are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Following is selected financial information included in Net Earnings from Discontinued Operations for the Coffee business:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net Sales	$—	$437	$668	$1,374

Earnings from discontinued operations	45	99	212	342
Income tax expense	(17)	(39)	(80)	(131)
Gain on sale of discontinued operations	—	—	1,896	—
Deferred tax benefit on gain	—	—	115	—

Net earnings from discontinued operations	$28	$60	$2,143	$211

The $28 million of Net Earnings from Discontinued Operations for the three-month period ended March 31, 2009 consist primarily of a gain on the settlement of a patent infringement lawsuit.

12.	Reclassification

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

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended March 31, 2009

•	Results of Operations – Nine Months Ended March 31, 2009

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2009

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net outside sales and after-tax profit. We also refer to organic sales growth, free cash flow and free cash flow productivity. These financial measures are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP). The explanation at the end of MD&A provides more details on the use and the derivation of these measures. Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of such information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.

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

In November 2008, the Company completed the divestiture of its Coffee business through the merger of its Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all the common shares of Folgers, which became a wholly owned subsidiary of Smucker. The Company recorded an after tax gain on the transaction of $2.0 billion, or $0.63 per share, which is included in Net Earnings from Discontinued Operations in the Consolidated Statement of Earnings for the nine month period ended March 31, 2009.

The Coffee business had historically been part of the Company’s Snacks, Coffee and Pet Care reportable segment, as well as the coffee portion of the P&G Professional (PGP) business which is included in the Fabric Care and Home Care reportable segment. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of Folgers are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented.

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three months ended March 31, 2009 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU
Beauty	23%	20%
Grooming	9%	12%

Health and Well-Being GBU
Health Care	17%	22%
Snacks and Pet Care	4%	2%

Household Care GBU
Fabric Care and Home Care	29%	28%
Baby Care and Family Care	18%	16%

Total	100%	100%

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the nine months ended March 31, 2009 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty GBU
Beauty	23%	23%
Grooming	10%	14%

Health and Well-Being GBU
Health Care	17%	21%
Snacks and Pet Care	4%	2%

Household Care GBU
Fabric Care and Home Care	29%	25%
Baby Care and Family Care	17%	15%

Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the nine months ended March 31, 2009:

•	Net sales declined 1% to $60.4 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, grew 3%.

•	Unit and organic volume, which excludes the impact of acquisitions and divestitures, both decreased 2% versus the prior-year period.

•

Net earnings increased 21% to $11.0 billion. Net earnings increased due to the gain on the Folgers transaction. Net earnings from continuing operations were flat versus the prior year period as lower net sales and a decline in operating margin were offset by lower interest expense, higher gains from divestitures and a lower tax rate.

•	Diluted net earnings per share were $3.46, an increase of 27% versus the comparable prior-year period.

•

Operating cash flow was $9.9 billion, a decrease of 11% versus the prior year period. Free cash flow productivity, defined as the ratio of operating cash flow less capital expenditures to net earnings, was 71%.

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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2009

The following discussion provides a review of results for the three months ended March 31, 2009 versus the three months ended March 31, 2008.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended March 31
	2009	2008	% CHG
Net Sales	$18,417	$20,026	-8%
Cost of Products Sold	9,161	9,679	-5%

Gross Margin	9,256	10,347	-11%
Selling, General & Administrative Expense	5,526	6,334	-13%

Operating Income	3,730	4,013	-7%
Total Interest Expense	336	364
Other Non-operating Income, Net	93	10

Earnings From Continuing Operations Before Income Taxes	3,487	3,659	-5%
Income Taxes	902	1,009

Net Earnings From Continuing Operations	2,585	2,650	-2%

Net Earnings From Discontinued Operations	28	60

Net Earnings	2,613	2,710	-4%

Effective Tax Rate – Continuing Operations	25.9%	27.6%

Per Common Share:
Basic Net Earnings – Continuing Operations	$0.87	$0.85
Basic Net Earnings – Discontinued Operations	$0.01	$0.02

Basic Net Earnings	$0.88	$0.87

Diluted Net Earnings – Continuing Operations	$0.83	$0.80	4%
Diluted Net Earnings – Discontinued Operations	$0.01	$0.02

Diluted Net Earnings	$0.84	$0.82	2%
Dividends	$0.40	$0.35	14%
Average Diluted Shares Outstanding	3,104.6	3,301.2

Comparisons as a % of Net Sales			Basis Point Change
Cost of Products Sold	49.7%	48.3%	140
Gross Margin	50.3%	51.7%	(140)
Selling, General & Administrative Expense	30.0%	31.7%	(170)
Operating Margin	20.3%	20.0%	30
Earnings From Continuing Operations Before Income Taxes	18.9%	18.3%	60
Net Earnings From Continuing Operations	14.0%	13.2%	80

Net sales for the quarter decreased 8% to $18.4 billion on a 5% decline in unit volume. Unfavorable foreign exchange reduced net sales by 9% as many foreign currencies weakened versus the U.S. dollar. Price increases added 7% to net sales, while product mix had a negative 1% impact on net sales. All reportable segments except Baby Care and Family Care experienced volume declines. Both developed and developing markets declined mid-single digits driven primarily by market contractions and continued trade inventory reductions. These impacts were most acute across the Central & Eastern Europe/Middle East/Africa (CEEMEA) region, where more pronounced price increases were necessary to maintain the structural economics of businesses as the devaluation of local currencies increased the local cost of dollar-denominated inputs costs. Organic sales increased 1% with growth in the Baby Care and Family Care, the Fabric Care and Home Care and the Snacks and Pet Care segments. The Company’s net sales were negatively impacted by the global economic downturn, credit crisis and associated currency market volatility. These factors are expected to continue and negatively impact net sales for the remainder of the fiscal year and beginning of next fiscal year.

	Net Sales Change Drivers 2009 vs. 2008 (Three Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty GBU
Beauty	-5%	-4%	-9%	5%	0%	-9%
Grooming	-9%	-9%	-12%	7%	-2%	-16%
Health and Well-Being GBU
Health Care	-6%	-5%	-8%	5%	-3%	-12%
Snacks and Pet Care	-6%	-6%	-6%	10%	-2%	-4%
Household Care GBU
Fabric Care and Home Care	-5%	-5%	-9%	9%	-1%	-6%
Baby Care and Family Care	0%	0%	-8%	6%	0%	-2%

Total Company	-5%	-5%	-9%	7%	-1%	-8%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin for the quarter was 50.3% of net sales, a decline of 140 basis points versus the prior-year period. Higher commodity and energy costs lowered gross margin by about 200 basis points. Unfavorable foreign exchange impacts, negative product mix and incremental restructuring charges also reduced gross margin for the quarter. These were largely offset by the impact of price increases and manufacturing cost savings projects.

Total selling, general and administrative expenses (SG&A) decreased 13% to $5.5 billion for the quarter due to currency impacts and cost reduction efforts. SG&A as a percentage of net sales decreased 170 basis points primarily due to lower marketing spending and the impact of foreign currency transaction gains on working capital balances caused by strengthening of the U.S. dollar. These impacts were partially offset by increased overhead costs as a percentage of net sales as the impact of overhead productivity programs was more than offset by the negative scale impact of lower net sales and the cost of incremental restructuring activities.

Incremental restructuring activities undertaken to offset dilution from the Folgers divestiture reduced operating margins by approximately 60 basis points for the quarter.

Interest expense declined 8% for the quarter to $336 million driven mainly by a reduction in U.S. interest rates. Other non-operating income increased $83 million to $93 million primarily due to gains on the divestiture of minor brands. The effective tax rate on continuing operations declined 170 basis points to 25.9% primarily due to audit settlements in a number of countries.

Net earnings from continuing operations decreased 2% to $2.6 billion primarily due to reduced net sales and operating income, partially offset by a lower tax rate. The overall decline in operating income was driven primarily by foreign-exchange impacts, as most major currencies weakened against the U.S. dollar. Diluted net earnings per share from continuing operations were $0.83, an increase of 4% versus the prior year. Net earnings from discontinued operations were $28 million consisting primarily of a gain on the settlement of a patent infringement lawsuit. This represents a decline of 53% versus the prior-year period caused by the loss of contribution from the Folgers business divested in the December quarter.

Net earnings were down 4% to $2.6 billion during the quarter. Diluted net earnings per share increased 2% to $0.84. Earnings per share growth exceeded net earnings growth due to the impact of our share repurchase program and shares tendered for the Folgers transaction.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2009

The following discussion provides a review of results for the nine months ended March 31, 2009 versus the nine months ended March 31, 2008.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amount in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Nine Months Ended March 31
	2009	2008	% CHG
Net Sales	$60,367	$60,863	-1%
Cost of Products Sold	29,631	28,964	2%

Gross Margin	30,736	31,899	-4%
Selling, General & Administrative Expense	18,186	18,998	-4%

Operating Income	12,550	12,901	-3%
Total Interest Expense	1,029	1,112
Other Non-operating Income, Net	520	396

Earnings From Continuing Operations Before Income Taxes	12,041	12,185	-1%
Income Taxes	3,219	3,337

Net Earnings From Continuing Operations	8,822	8,848	0%

Net Earnings From Discontinued Operations	2,143	211

Net Earnings	10,965	9,059	21%

Effective Tax Rate – Continuing Operations	26.7%	27.4%

Per Common Share:
Basic Net Earnings – Continuing Operations	$2.93	$2.82
Basic Net Earnings – Discontinued Operations	$0.72	$0.07

Basic Net Earnings	$3.65	$2.89

Diluted Net Earnings – Continuing Operations	$2.78	$2.66	5%
Diluted Net Earnings – Discontinued Operations	$0.68	$0.06

Diluted Net Earnings	$3.46	$2.72	27%
Dividends	$1.20	$1.05	14%
Average Diluted Shares Outstanding	3,172.9	3,332.5

Comparisons as a % of Net Sales			Basis Point Change
Cost of Products Sold	49.1%	47.6%	150
Gross Margin	50.9%	52.4%	(150)
Selling, General & Administrative Expense	30.1%	31.2%	(110)
Operating Margin	20.8%	21.2%	(40)
Earnings From Continuing Operations Before Income Taxes	19.9%	20.0%	(10)
Net Earnings From Continuing Operations	14.6%	14.5%	10

Net sales decreased 1% to $60.4 billion fiscal year to date on a 2% decline in unit volume. Unfavorable foreign exchange reduced net sales by 3% as many foreign currencies weakened versus the U.S. dollar. Negative product mix lowered net sales by 1%. Price increases across all segments to offset commodity-driven cost increases added 5% to net sales. Every reportable segment, except Baby Care and Family Care, reported volume declines led by a high single-digit decline of Grooming and mid-single-digit decline in Health Care. Developed market volume declined low single-digits and developing market volume was in line with prior-year results. Organic sales increased 3% versus the prior year period driven by growth of the Baby Care and Family Care, Snacks and Pet Care, Beauty and Fabric Care and Home Care segments. The global economic downturn, credit crisis and price increases have contributed to market contractions, trade inventory reductions and share declines in certain businesses, resulting in organic sales below the Company’s long-term financial target range.

	Net Sales Change Drivers 2009 vs. 2008 (Nine Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty GBU
Beauty	-1%	0%	-2%	2%	0%	-1%
Grooming	-5%	-5%	-4%	4%	-1%	-6%
Health and Well-Being GBU
Health Care	-3%	-2%	-3%	4%	-3%	-5%
Snacks and Pet Care	-3%	-3%	-3%	9%	-2%	1%
Household Care GBU
Fabric Care and Home Care	-3%	-3%	-3%	6%	0%	0%
Baby Care and Family Care	1%	3%	-2%	6%	-1%	4%

Total Company	-2%	-2%	-3%	5%	-1%	-1%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin was down 150 basis points to 50.9% of net sales fiscal year to date. Commodity-driven cost impacts reduced gross margin by about 300 basis points. Unfavorable foreign exchange impacts, negative product mix and incremental restructuring charges also negatively impacted gross margin. These impacts were partially offset by price increases and manufacturing cost savings projects.

Total selling, general and administrative expenses (SG&A) were down 4% versus the prior-year period to $18.2 billion primarily due to foreign currency impacts and cost reduction efforts. SG&A as a percentage of net sales declined 110 basis points due to lower marketing spending and the net impact of foreign exchange transactional gains and losses on working capital balances, partially offset by cost for incremental restructuring activities undertaken to offset dilution from the divestiture of Folgers.

Incremental restructuring activities undertaken to offset dilution from the Folgers divestiture reduced operating margins by approximately 40 basis points fiscal year to date.

Interest expense declined 7% to $1.0 billion fiscal year to date driven mainly by a reduction in U.S. interest rates. Other non-operating income increased $124 million to $520 million as higher divestiture gains were partially offset by lower interest income. The base period divestiture gains resulted primarily from the sale of our adult incontinence business in Japan and tissue business in Western Europe, while the current period gains resulted primarily from the sale of Thermacare, Dantrium, Infusium and other minor brands. Interest income declined as a result of lower U.S. dollar interest rates and a reduction of cash balances. The effective tax rate on continuing operations was down to 26.7% from 27.4% due to the net effect of foreign mix, audit settlements and the effects of foreign repatriations.

Net earnings from continuing operations were in line with the prior-year period at $8.8 billion as lower net sales and reduced operating margin were offset by lower interest expense, higher divestiture gains and a lower tax rate. Diluted net earnings per share from continuing operations were $2.78, up 5% versus the prior year. Net earnings for discontinued operations increased $1.9 billion fiscal year to date mainly due to the after tax gain on the divestiture of Folgers.

Net earnings increased 21% to $11.0 billion fiscal year to date as a result of the Folgers transaction gain. Diluted net earnings per share were $3.46, up 27% versus the prior year. Earnings per share growth exceeded net earnings growth due to the impact of our share repurchase program and shares tendered for the Folgers transaction.

BUSINESS SEGMENT DISCUSSION– Three and Nine Months Ended March 31, 2009

The following discussion provides a review of results by business segment. Analyses of the results for the three and nine months ended March 31, 2009 are provided compared to the same three and nine month periods ended March 31, 2008. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three and nine months ended March 31, 2009 versus the comparable prior year period (amounts in millions):

	Three Months Ended March 31, 2009
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty GBU
Beauty	$4,310	-9%	$702	-10%	$504	-14%
Grooming	1,652	-16%	434	-21%	306	-24%

Health and Well-Being GBU
Health Care	3,226	-12%	878	-7%	564	-9%
Snacks and Pet Care	764	-4%	93	-4%	51	-14%

Household Care GBU
Fabric Care and Home Care	5,381	-6%	1,134	-2%	726	-7%
Baby Care and Family Care	3,456	-2%	693	-6%	423	-10%

Total Business Segments	18,789	-8%	3,934	-8%	2,574	-12%
Corporate	(372)	N/A	(447)	N/A	11	N/A

Total Company	18,417	-8%	3,487	-5%	2,585	-2%

	Nine Months Ended March 31, 2009
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty GBU
Beauty	$14,367	-1%	$2,705	-3%	$2,056	-5%
Grooming	5,802	-6%	1,663	-6%	1,200	-6%

Health and Well-Being GBU
Health Care	10,461	-5%	2,818	-5%	1,868	-6%
Snacks and Pet Care	2,362	1%	286	1%	169	-5%

Household Care GBU
Fabric Care and Home Care	17,661	0%	3,419	-10%	2,210	-14%
Baby Care and Family Care	10,694	4%	2,165	5%	1,355	3%

Total Business Segments	61,347	-1%	13,056	-5%	8,858	-7%
Corporate	(980)	N/A	(1,015)	N/A	(36)	N/A

Total Company	60,367	-1%	12,041	-1%	8,822	0%

BEAUTY GBU

Beauty

Beauty net sales declined 9% during the quarter to $4.3 billion. Organic sales were in line with the previous year period. A 5% decline in unit volume primarily due to soft shipments in Prestige Fragrances and across the CEEMEA region was offset by positive pricing of 5% to offset higher commodity costs. Unfavorable foreign exchange reduced net sales by 9%. Prestige Fragrances volume declined double-digits as markets contracted and trade customers reduced inventory levels. Retail Hair Care volume was down low single-digits as a double-digit decline in CEEMEA resulting from market contractions, trade inventory reductions and share declines was partially offset by growth in most of the other regions. Volume in Professional Hair Care decreased double-

digits primarily due to market contractions and trade inventory reductions. Skin Care volume declined high single-digits mainly due to trade inventory reductions and the divestiture of Noxzema. Volume in Personal Cleansing decreased mid-single-digits primarily due to trade inventory reductions and share declines, particularly in CEEMEA and Greater China. Net earnings declined 14% during the quarter to $504 million behind lower net sales, a decline in operating margin driven by reduced gross margin and a higher tax rate, partially offset by divestiture gains.

Beauty net sales decreased 1% fiscal year to date to $14.4 billion on a 1% decline in unit volume. Organic volume was in line with the prior year. Price increases to offset higher commodity costs added 2% to net sales and resulted in 2% organic sales growth. Unfavorable foreign exchange reduced net sales by 2%. Retail Hair Care volume grew low single-digits behind growth of Pantene, Head & Shoulders and Rejoice. Prestige Fragrances volume declined double-digits and Professional Hair Care volume declined mid-single-digits due to market contractions and trade inventory reductions. Volume in Skin Care declined mid-single-digits primarily due to lower shipments of Olay and the divestiture of Noxzema. Personal Cleansing volume was down mid-single-digits behind trade inventory reductions, market contractions and divestiture activity. Net earnings decreased 5% fiscal year to date to $2.1 billion mainly due to lower net sales and reduced operating margins. A reduction in gross margin from higher commodity costs was partially offset by lower marketing spending as a percentage of net sales.

Grooming

Grooming net sales were down 16% to $1.7 billion for the quarter. Organic sales decreased 4% versus the prior year period. Volume declined 9% primarily due to market contractions and trade inventory reductions. Unfavorable foreign exchange reduced net sales by 12%. Unfavorable product mix due to growth of disposables, which have lower than segment average selling prices, reduced net sales by 2%. These impacts were partially offset by positive pricing impacts of 7% mainly due to price increases taken across premium systems and to offset foreign exchange impacts. Blades and Razors volume decreased high single-digits as growth of Gillette Fusion was more than offset by declines of Mach3 and Venus. Global value share of the Blades and Razors category was flat versus the prior-year period at about 71%. Braun volume was down double-digits due to market contractions, trade inventory reductions and share softness in home appliances, particularly in developing regions. Globally, Braun’s value share of the dry shaving market was down less than half a point. For the quarter, net earnings decreased 24% to $306 million primarily due to lower net sales and a decline in operating margin. Within operating margin, a decline in gross margin from sales de-leveraging and unfavorable foreign-exchange impacts were partially offset by lower marketing spending as a percentage of net sales.

Grooming net sales declined 6% fiscal year to date to $5.8 billion on a 5% decline in unit volume. Organic sales decreased 1% versus the prior year to date period. Unfavorable foreign exchange reduced net sales by 4% as the U.S. dollar strengthened against key foreign currencies. Product mix had a negative 1% impact on net sales as favorable product mix from growth on Gillette Fusion was more than offset by a disproportionate decline in developed regions, which have higher than segment average selling prices. Price increases taken primarily across premium shaving systems added 4% to net sales. Blades and Razors volume declined low single-digits primarily driven by market contractions in developed regions. Growth of Gillette Fusion and Venus was more than offset by declines in legacy systems. Global value share of Blades and Razors was up less than half a point and remains above 70%. Volume in Braun was down double-digits due to market contractions, the exits of the U.S. home appliance and Tassimo coffee appliance businesses and trade inventory reductions. Global value share of the Dry Shaving market was up about half a point to approximately 35%. Net earnings were down 6% versus the prior year period to $1.2 billion primarily on a decline in net sales. Reduced gross margin was partially offset by lower overhead spending as a percentage of net sales.

HEALTH AND WELL-BEING GBU

Health Care

Net sales in Health Care decreased 12% for the quarter to $3.2 billion on a 6% decline in unit volume. Net sales were negatively impacted by unfavorable foreign exchange of 8%. Negative product mix reduced net sales by 3% due to disproportionately higher volume declines in Personal Health Care and Pharmaceuticals, primarily in North America, which have higher than segment average selling prices. These impacts were partially offset by a positive pricing impact of 5% resulting from price increases to recover higher commodity costs. Organic sales declined 2% for the quarter. Volume in Personal Health Care was down double-digits due to a double-digit decline of Prilosec OTC from the loss of marketplace exclusivity in North America, the impact of a mild cold and flu season on Vicks and the ThermaCare divestiture. U.S. all outlet value share of the personal health care market has declined over two points including a double-digit share decline of Prilosec OTC. Pharmaceuticals volume declined high single-digits primarily as a result of minor brand divestitures and generic competition in the U.S. weekly osteoporosis market. Feminine Care volume was down low single-digits behind market contractions and trade inventory reductions, mainly in CEEMEA. Volume in Oral Care decreased low single-digits primarily due to lower shipments of Crest in developing markets from trade inventory reductions and market contractions. Net earnings for the quarter declined 9% to $564 million mainly due to the decline in net sales. A lower gross margin from higher commodity costs was more than offset by lower marketing and overhead spending as a percentage of net sales and minor brand divestiture gains.

Health Care net sales were down 5% to $10.5 billion fiscal year to date on a 3% decline in unit volume. Unfavorable foreign exchange reduced net sales by 3%. Negative product mix from disproportionately higher volume declines of Personal Health Care and Pharmaceuticals, primarily in North America, also reduced net sales by 3%. These negative impacts were partially offset by positive pricing impacts of 4%. Personal Health Care volume was down double-digits due to the loss of marketplace exclusivity of Prilosec in North America, the impact of a mild cold and flu season on Vicks and the divestiture of ThermaCare. All outlet value share of the U.S. personal health care market has declined nearly three points including a double-digit share decline of Prilosec OTC. Pharmaceuticals volume decreased mid-single-digits mainly due to minor brand divestitures. Oral Care volume declined low single-digits as growth of Oral B was more than offset by a decline of Crest. Feminine Care volume was consistent with the prior year period as low single-digit growth of Always was offset by a high single-digit decline of Tampax. Organic volume was down 2% and organic sales were down 1% versus prior year period. Net earnings declined 6% to $1.9 billion fiscal year to date. Lower net sales and reduced gross margin from higher commodity costs were partially offset by lower marketing spending as a percentage of net sales and higher divestiture gains.

Snacks and Pet Care

Snacks and Pet Care net sales declined 4% to $764 million during the quarter on a 6% decline in unit volume. Price increases to offset higher commodity costs added 10% to net sales. Product mix negatively impacted net sales by 2% due to lower shipments of Eukanuba and premium snack products, which have higher than segment average selling prices. Unfavorable foreign exchange reduced net sales by 6%. Organic sales increased 2%. Volume in Snacks was down mid-single-digits due primarily to a high base period which included the Rice Infusion initiative in Western Europe, the Extreme Flavors initiative in North America, market share declines following price increase and trade inventory reductions. Pet Care volume declined mid-single-digits behind consumption declines in response to price increases. For the quarter, net earnings decreased 14% to $51 million as a commodity cost-driven decline in gross margin, lower net sales and a higher tax rate were partially offset by lower overhead and marketing spending as a percentage of net sales.

Snacks and Pet Care net sales increased 1% fiscal year to date to $2.4 billion behind positive pricing impacts of 9%. Lower volume and unfavorable foreign exchange each reduced net sales by 3%. Product mix negatively impacted net sales by 2% due to lower shipments of Eukanuba and premium snack products, which have higher than segment average selling prices. Organic sales grew 4%. Snacks volume decreased low single-digits primarily due to a high base period which included the Rice Infusion initiative in Western Europe, the Extreme Flavors initiative in North America, market share declines following price increase and trade inventory reductions. Volume in Pet Care declined mid-single-digits mainly due to consumption declines following multiple price increases. Fiscal year to date, net earnings were down 5% to $169 million as higher net sales and lower overhead and marketing spending as a percentage of net sales were more than offset by a commodity cost-driven reduction in gross margin and a higher effective tax rate.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Net sales in Fabric Care and Home Care were down 6% to $5.4 billion on a 5% decline in unit volume. Price increases mainly to offset higher commodity costs in developing regions added 9% to net sales. Unfavorable foreign exchange of 9% and negative product mix of 1% each reduced net sales. Organic sales increased 3% for the quarter. Volume in Fabric Care declined mid-single-digits and was down in both developed and developing markets. Share declines and market contractions in key regions following price increases on Tide and Ariel more than offset an increase in Gain and Downy shipments. Value share of global fabric care was down less than half a point and remained over 31%. Home Care volume decreased low single-digits as declines of Cascade, Dawn and Mr. Clean, following price increases, were partially offset by growth of Febreze and Swiffer. Batteries volume was down high single-digits due to market contractions, share declines and lower demand from equipment manufacturers. Global value share of general purpose batteries declined over one point to about 29%. Net earnings decreased 7% to $726 million primarily due to a decline in net sales. The impact of a higher tax rate was largely offset by higher operating margin driven by lower marketing spending as a percentage of net sales.

Fiscal year to date, Fabric Care and Home Care net sales were consistent with the prior-year period at $17.7 billion on a 3% decline in unit volume. Unfavorable foreign exchange reduced net sales by 3%. Price increases taken to offset higher commodity costs added 6% to net sales. Organic sales increased 3% fiscal year to date. Fabric Care, Home Care and Batteries unit volume were each down in both developed and developing markets. Fabric Care volume declined low single-digits as lower shipments of Tide and Ariel due to trade inventory reductions and market share declines were only partially offset by growth of Gain and Downy. Global value share of the fabric care market was down about half a point behind declines in U.S. all outlet shares of Tide and Downy, partially offset by share growth of Gain. Home Care volume was down low single-digits due to market contractions and share declines in Dish Care and Hard Surface Cleaners following price increases. Batteries volume declined mid-single-digits due to market contractions, trade inventory reductions and market share declines. Global value share of general purpose batteries declined one point to about 28%. Net earnings declined 14% to $2.2 billion primarily due to a commodity-driven decline in gross margin and higher overhead spending as a percentage of net sales, partially offset by lower marketing spending as a percentage of net sales.

Baby Care and Family Care

Baby Care and Family Care net sales decreased 2% during the quarter to $3.5 billion on flat volume versus the prior-year period. Organic sales grew 6% behind positive pricing impacts of 6% implemented to recover higher commodity and energy costs. Unfavorable foreign exchange reduced net sales by 8%. Baby Care volume increased low single-digits behind growth in developed regions driven by the UNICEF Vaccine Partnership initiative in Western Europe and a double-digit increase in Luvs shipments. Family Care volume decreased low single-digits as lower shipments of Charmin were partially offset by higher shipments of Bounty. Net earnings declined 10% to $423 million primarily due to foreign exchange impacts and lower gross margin from higher commodity costs.

Baby Care and Family Care net sales increased 4% to $10.7 billion fiscal year to date on 1% volume growth. Pricing to help recover higher commodity and energy costs contributed 6% to net sales growth. Unfavorable foreign exchange and negative product mix reduced net sales by 2% and 1%, respectively. Baby Care volume increased mid-single-digits due to growth of Pampers primarily in developing regions and double-digit growth of Luvs in North America. The growth in Baby Care was mostly offset by a low single-digit decline of Family Care due to the Western European Tissue divestiture. Organic volume for Family Care was up low single-digits behind double-digit growth of Charmin Basic and Bounty Basic. Organic sales were up 8% year to date behind a 3% increase in organic volume. Net earnings increased 3% to $1.4 billion primarily due to sales growth and higher gross margin. Fiscal year to date gross margin increased as the impact of price increases, manufacturing cost savings and the positive mix impact of the Western European Tissue divestiture more than offset higher commodity and energy costs. These impacts were partially offset by an increase in overhead as a percentage of net sales.

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

For the Corporate segment, net earnings from continuing operations increased $279 million to $11 million for the quarter. The increase was driven primarily by corporate hedging impacts and tax impacts from adjusting segment results to the total company effective tax rate, partially offset by higher restructuring charges. Fiscal year to date, net expenses from continuing operations decreased $609 million to $36 million. The decrease was primarily due to corporate hedging impacts, higher current period divestiture gains and lower interest expense, partially offset by higher restructuring spending.

FINANCIAL CONDITION

Operating Activities

Cash generated from operating activities for the fiscal year to date period was $9.9 billion, a decrease of 11% versus the comparable prior year period. The combination of net earnings and non-cash items (primarily depreciation, amortization, share based compensation, deferred income taxes and gains on the sale of businesses) provided $11.3 billion of operating cash as compared to $12.6 billion in the prior year period. This was partially offset by an increase in working capital, driven primarily by inventory and accounts payable, accrued and other liabilities. Inventory increased primarily due to the decline in unit volume. Accounts payable, accrued and other liabilities levels declined primarily due to lower spending levels and a quicker payment cycle. Cash flow from discontinued operations contributed $124 million to operating cash flow.

Investing Activities

Investing activities in the current year used $1.3 billion. Capital expenditures were $2.2 billion fiscal year to date or 3.6% of net sales. Proceeds from asset sales generated $1.1 billion in cash primarily from the Coffee, Thermacare and Western European Tissue divestitures. Acquisitions, net of cash acquired, consumed $315 million of cash mainly due to the Nioxin acquisition. Cash flow from discontinued operations consumed $3 million of investing cash flow.

Financing Activities

Total cash used by financing activities was $7.2 billion fiscal year to date. Treasury shares in the amount of $6.4 billion were repurchased under a previously announced share buyback program that started in July 2007. Dividends to shareholders used $3.7 billion. These uses of cash were partially funded by an increase in the Company’s debt position of $2.3 billion.

As of March 31, 2009, our current liabilities exceeded current assets by $10.8 billion, driven by our short-term debt position. We have short- and long-term debt to fund discretionary items such as acquisitions and share buyback programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which despite the current credit crisis have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements. However, if the current credit crisis were to continue to worsen such that we were unable to access the credit market, it could impair our ability to fund discretionary spending such as the previously announced share buyback program.

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

The reconciliation of reported sales growth to organic sales for the January—March quarter:

Jan – Mar	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact	Organic Sales Growth
Beauty	-9%	-9%	0%	0%
Grooming	-16%	-12%	0%	-4%
Health Care	-12%	-8%	-2%	-2%
Snacks and Pet Care	-4%	-6%	0%	2%
Fabric Care and Home Care	-6%	-9%	0%	3%
Baby Care and Family Care	-2%	-8%	0%	6%
Total P&G	-8%	-9%	0%	1%

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul – Mar	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact	Organic Sales Growth
Beauty	-1%	-2%	-1%	2%
Grooming	-6%	-4%	-1%	-1%
Health Care	-5%	-3%	-1%	-1%
Snacks and Pet Care	1%	-3%	0%	4%
Fabric Care and Home Care	0%	-3%	0%	3%
Baby Care and Family Care	4%	-2%	-2%	8%
Total P&G	-1%	-3%	-1%	3%

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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul ‘08 – Mar ‘09	$9,923	$(2,158)	$7,765	$10,965	71%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk since June 30, 2008. Additional information can be found in the section entitled Other Information in Exhibit 99.1 and Note 6, Risk Management Activities, in Exhibit 99.2 to the Company’s Form 8-K filed on February 10, 2009.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters and taxes.

The Company is subject to a variety of investigations into potential competition law violations in Europe. In July 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of two of the Company’s French subsidiaries and seized a variety of documents. In April 2008, UK authorities initiated an investigation concerning potential antitrust violations in the UK involving one of the Company’s subsidiaries. In June 2008, European Commission officials, with the assistance of the national authorities from a variety of countries, started an investigation into potential competition law violations in a variety of countries across the European Union. Around the same time, the national authorities in Spain, Italy and the Czech Republic initiated additional investigations into potential antitrust concerns within those countries. In connection with these investigations, a number of the Company’s subsidiaries were visited and documents seized. The Company or its subsidiaries are also involved in other competition law investigations in Belgium, Romania, Switzerland, France and Greece, as well as some other countries. We believe that all of the above matters involve a number of other consumer products companies and/or retail customers.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars. During the fiscal year ended June 30, 2008, certain of the Company’s subsidiaries in Germany received a formal complaint alleging violations of the antitrust laws. We are now discussing the situation with the German authorities. At this point, no other formal claims have been made against the Company or any of our subsidiaries in connection with any of the above inquiries.

In response to the actions of the Commission and national authorities, the Company has launched its own internal investigations into potential violations of competition laws, some of which are ongoing. The Company has identified violations in certain European countries and appropriate actions are being taken. It is still too early for us to reasonably estimate the fines to which the Company will be subject as a result of these competition law issues. However, we have taken and will take reserves as appropriate. Please refer to the Company’s Risk Factors in Item 1A below for additional information.

In December 2008, the Company became aware of an investigation by Italian authorities into an environmental accident at the site of a contractor which provides services to one or more of the Company’s European affiliates. The accident involved the explosion of certain pressurized cans and resulted in the death of one worker and serious injuries to another. Italian authorities are formally investigating whether the Company’s affiliates complied with Italian laws related to the proper classification and disposal of their products. Should they find that these entities violated the law, the Italian authorities could levy fines in excess of $100 thousand against the Company’s European affiliate(s).

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

Our ability to successfully integrate key acquisitions could impact our business results.

Since our goals include a growth component tied to acquisitions, we must be able to successfully manage and integrate key acquisitions. Specifically, we must be able to integrate acquisitions without any significant disruption to our ability to manage and execute business plans on our base businesses. In addition, our financial results could be adversely impacted if we are not able to deliver the expected cost and growth synergies associated with our acquisitions or if changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value.

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

Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and intellectual property matters), and to resolve pending legal matters without significant liability, including the competition law and antitrust investigations described in Part II, Item 1 of this Form 10-Q, which could require the Company to take significant reserves or pay significant fines during a reporting period, may materially impact our results. In addition, as a U.S. based multinational company we are also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S. provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.

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

The Company currently generates significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate dollar value of shares that may yet be purchased under our share repurchase program ($ in Billions) (3) (4)
1/1/09 - 1/31/09	19,063,845	$58.80	19,037,270	13.7
2/1/09-2/28/09	487	$50.68	0	13.7
3/1/09-3/31/09	0	$0.00	0	13.7

(1)

The total number of shares purchased was 19,064,332 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepaid large financial institutions to deliver shares at future dates in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 27,062 for the quarter. This includes shares acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

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

(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 6.	Exhibits

Exhibit
3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

May 1, 2009	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Comptroller and Senior Vice President

EXHIBIT INDEX

Exhibit
3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer