Form 10-K
period 2009-06-30
PROCTER & GAMBLE CO
filed 2009-08-14
CIK 80424

THE PROCTER & GAMBLE COMPANY

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

TO THE

SECURITIES AND EXCHANGE COMMISSION

FOR THE

YEAR ENDED JUNE 30, 2009

******************************************

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY

One Procter & Gamble Plaza, Cincinnati, Ohio 45202

Telephone (513) 983-1100

IRS Employer Identification No. 31-0411980

State of Incorporation: Ohio

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without Par Value	New York Stock Exchange, NYSE Euronext-Paris

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $181 billion on December 31, 2008.

There were 2,918,890,075 shares of Common Stock outstanding as of July 31, 2009.

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2009, (2009 Annual Report) are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.

Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2009, (2009 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

PART I

Item 1. Business.

Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis (MD&A), which appears on pages 31-48; Note 1, Summary of Significant Accounting Policies, which appears on pages 54-56; and Note 11, Segment Information, which appears on pages 69-70 of the 2009 Annual Report. Unless the context indicates otherwise, the terms the “Company,” “P&G,” “we,” “our” or “us” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.

The Procter & Gamble Company is focused on providing branded consumer packaged goods of superior quality and value to improve the lives of the world’s consumers. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, we market our products in more than 180 countries.

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

Financial Information about Segments

As of June 30, 2009, the Company was organized into three Global Business Units: Beauty; Health and Well-Being; and Household Care. We had six reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Snacks and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care. Many of the factors necessary for an understanding of these businesses are similar. Operating margins of the individual businesses vary slightly due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets of each business and products. While none of our reportable segments are highly seasonal, components within certain of our reportable segments, such as Batteries (Fabric Care and Home Care), Braun (Grooming) and Prestige Fragrances (Beauty) are seasonal. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.

Additional information about our businesses can be found in MD&A and Note 11, Segment Information, which appear on pages 31-48 and 69-70, respectively, of the 2009 Annual Report.

Narrative Description of Business

Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Many of the product segments in which we compete are differentiated by price (referred to as super-premium, premium, mid-tier value and low-tier economy products). Generally speaking, we compete with super-premium, premium and mid-tier value products. Our products are sold in more than 180 countries around the world primarily through mass merchandisers, grocery stores, membership club stores, drug stores and in “high-frequency stores,” the neighborhood stores which serve many consumers in developing markets. We work collaboratively with our customers to improve the in-store presence of our products and win the “first moment of truth”—when a consumer is shopping in the store. We must also win the “second moment of truth”—when a consumer uses the product, evaluates how well it met his or her expectations and whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.

Key Product Categories. In 2009, two product categories accounted for 10% or more of consolidated net sales. The laundry category constituted approximately 17% of net sales in 2009 and 16% for the fiscal years 2008 and 2007. The diaper category constituted approximately 11% of net sales for fiscal year 2009 and 10% in 2008.

Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 15% of our total revenue in 2009, 2008 and 2007. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 30% of our total unit volume in 2009, compared to 31% of total unit volume in 2008 and 30% in 2007. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.

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

Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers’ private-label brands. We are well positioned in the industry segments and markets in which we operate—often holding a leadership or significant market share position. We market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors.

Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $2,044 million in 2009, $2,212 million in 2008 and $2,100 million in 2007.

Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2010.

Employees. The Company has approximately 135,000 employees.

Financial Information about Foreign and Domestic Operations

Net sales in the United States account for approximately 39% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2009	2008	2007
North America	43%	42%	44%
Western Europe	21%	24%	24%
Japan	4%	3%	3%
Developing Markets	32%	31%	29%

Developing markets include Latin America, Central & Eastern Europe/Middle East and Africa, Greater China, and ASEAN/Australasia/India/Korea.

Net sales and assets in the United States and internationally were as follows (in millions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2009	2008	2007	2009	2008	2007
United States	$31,080	$31,314	$30,316	$71,891	$73,751	$73,527
International	47,949	50,434	44,516	62,942	70,241	64,487

Development of the Business

The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets since the beginning of fiscal 2009.

Coffee Divestiture. In November 2008, the Company completed the divestiture of our Coffee business through the merger of our Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all shares of Folgers common stock, resulting in an increase of treasury stock of $2.5 billion. Pursuant to the merger, a Smucker subsidiary merged with and into Folgers and Folgers became a wholly owned subsidiary of Smucker. The Company recorded an after-tax gain on the transaction of $2.0 billion.

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

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with MD&A and the consolidated financial statements and related notes incorporated by reference into this report. The following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These factors could cause our future results to differ from those in the forward-looking statements and from historical trends.

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

We conduct business across the globe with a significant portion of our sales outside the United States. As a result, we are subject to a number of risks, including, but not limited to, changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues and earnings received and/or balances held by or invested in our foreign subsidiaries, as well as exchange controls and other limits on our ability to repatriate earnings from outside the U.S. that can increase our exposure. We have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange controls, including, but not limited to, Venezuela, China and India. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these risks. Further, we expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. Should growth rates or our market share fall substantially below expected levels in these regions, our results could be negatively impacted. In addition, economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption due to terrorist and other hostile activities.

If the reputation of one or more of our leading brands erodes significantly, it could have a material impact on our financial results.

Our financial success is directly dependent on the success of our brands, particularly our billion-dollar brands. The success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be negatively impacted if one of our leading brands suffers a substantial impediment to its reputation due to real or perceived quality issues.

Our ability to successfully adapt to ongoing organizational change could impact our business results.

We have executed a number of significant business and organizational changes including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, we are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. Further, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

Our ability to successfully manage ongoing acquisition and divestiture activities could impact our business results.

As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of acquisition and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against base business objectives. Specifically, our financial results could be adversely impacted if: 1) we are not able to deliver the expected cost and growth synergies associated with our acquisitions, 2) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value or 3) we are unable to offset the dilutive impacts from the loss of revenue streams associated with divested brands.

Our business is subject to regulation in the U.S. and abroad.

Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and intellectual property matters), and to resolve pending legal matters without significant liability, including the competition law and antitrust investigations described in Part I, Item 3 of this Form 10-K, which could require us to take significant reserves or pay significant fines during a reporting period, may materially impact our results. In addition, as a U.S. based multinational company we are also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.

A material change in customer relationships or in customer demand for our products could have a significant impact on our business.

Our success is dependent on our ability to successfully manage relationships with our retail trade customers. This includes our ability to offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure and could lead to more complex work across broader geographic boundaries for both us and key retailers. This can be particularly difficult when major customers are addressing local trade pressures or local law and regulation changes. In addition, our business would be negatively impacted if a key customer were to significantly reduce the range or inventory level of our products.

We face risks related to the current credit crisis.

We currently generate significant operating cash flows, which combined with access to the credit markets provides us with significant discretionary funding capacity. However, current uncertainty in global economic conditions, resulting from disruptions in credit markets, poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers. If the current credit crisis were to continue to worsen such that we were unable to access the credit market, it could impair our ability to fund discretionary spending.

A failure of a key information technology system, process or site could have a material adverse impact on our ability to conduct business.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to interact with internal and external stakeholders. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In the U.S., we own and operate 36 manufacturing facilities located in 22 different states. In addition, we own and operate 105 manufacturing facilities in 43 other countries. Many of the domestic and international facilities produce products for multiple businesses. Beauty products are manufactured at 43 of these locations; Grooming products at 14; Fabric Care and Home Care products at 51; Baby Care and Family Care products at 29; Pet Care and Snacks products at 11; and Health Care products at 35. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters and taxes.

The Company is subject to a variety of investigations into potential competition law violations in Europe. In July 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of two of the Company’s French subsidiaries and seized a variety of documents. In April 2008, authorities in the United Kingdom (UK) initiated an investigation concerning potential antitrust violations in the UK involving one of the Company’s subsidiaries. In June 2008, European Commission officials, with the assistance of the national authorities from a variety of countries, started an investigation into potential competition law violations in a variety of countries across the European Union. Around the same time, the national authorities in Spain, Italy and the Czech Republic initiated additional investigations into potential antitrust concerns within those countries. In connection with these investigations, a number of the Company’s subsidiaries were visited and documents seized. The Company or its subsidiaries are also involved in other competition law investigations in Belgium, Romania, Switzerland, France and Greece, as well as some other countries. We believe that all of the above matters involve a number of other consumer products companies and/or retail customers.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Executive Officers of the Registrant

The names, ages and positions held by the executive officers of the Company on August 14, 2009, are:

Name	Position	Age	Elected to Officer Position
Robert A. McDonald	President and Chief Executive Officer	56	1999
	Director since July 1, 2009

Alan G. Lafley	Chairman of the Board Director since June 8, 2000	62	1992

Jon R. Moeller	Chief Financial Officer	45	2009

Werner Geissler	Vice Chairman—Global Operations	56	2007

E. Dimitri Panayotopoulos	Vice Chairman—Global Household Care	57	2007

Edward D. Shirley	Vice Chairman—Global Beauty & Grooming	52	2008

Robert A. Steele	Vice Chairman—Global Health and Well-Being	54	2007

Bruce Brown	Chief Technology Officer	51	2008

Robert L. Fregolle, Jr.	Global Customer Business Development Officer	52	2009

R. Keith Harrison, Jr.	Global Product Supply Officer	61	2001

Christopher D. Hassall	Global External Relations Officer	55	2009

Steven W. Jemison	Chief Legal Officer and Secretary	58	2008

Moheet Nagrath	Global Human Resources Officer	50	2008

Filippo Passerini	President—Global Business Services and Chief Information Officer	52	2003

Marc S. Pritchard	Global Brand Building Officer	49	2008

Valarie L. Sheppard	Senior Vice President & Comptroller and Global Household Care Finance and Accounting	45	2005

All of the Executive Officers named above, excluding Mr. Shirley, have been employed by the Company for more than five years. During the previous five years, Mr. Shirley held the following positions within the Company: Vice Chairman—Global Beauty and Grooming (July 1, 2008 – present), Group President—North America (April 17, 2006 – June 30, 2008) and President—Commercial Operations—Gillette International (October 11, 2005 – April 16, 2006). Prior to the Company’s acquisition of The Gillette Company in October 2005, Mr. Shirley was President—Gillette International Commercial Operations (June 2004 – October 11, 2005).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
4/1/09 - 4/30/09	3,216	$49.11	0	$13.7
5/1/09 - 5/31/09	5,549	$51.19	0	$13.7
6/1/09 - 6/30/09	7,769	$53.09	0	$13.7

(1)	The total number of shares purchased was 16,534 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepaid large financial institutions to deliver shares at a future date in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 16,534 for the quarter. These shares were acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years (through June 30, 2010) to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to the announcement of the program but are considered purchases against the program.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Additional information required by this item is incorporated by reference to Shareholder Information, which appears on page 72; and Shareholder Return Performance Graphs, which appears on page 74 of the 2009 Annual Report, and can be found in Part III, Item 12 of this Form 10-K.

Item 6. Selected Financial Data.

The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 54-56; Note 11, Segment Information, which appears on pages 69-70; and Financial Summary, which appears on page 73 of the 2009 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to Management’s Discussion and Analysis, which appears on pages 31-48; Note 1, Summary of Significant Accounting Policies, which appears on pages 54-56; Note 10, Commitments and Contingencies, which appears on pages 68-69; and Note 11, Segment Information, which appears on pages 69-70 of the 2009 Annual Report.

The Company has made certain forward-looking statements in the 2009 Annual Report and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to the section entitled Other Information, which appears on pages 47-48, and Note 5, Risk Management Activities and Fair Value Measurements, which appears on pages 58-61 of the 2009 Annual Report.

Item 8. Financial Statements and Supplementary Data.

		Amounts Previously Reported (1)
Quarters Ended		Sept 30	Dec 31	Mar 31	Jun 30
NET SALES	2008 - 2009	$22,026	$20,368	$18,417	$18,662
	2007 - 2008	20,199	21,575	20,463	21,266

OPERATING INCOME	2008 - 2009	4,685	4,251	3,730	3,573
	2007 - 2008	4,418	4,714	4,111	3,840

GROSS MARGIN	2008 - 2009	50.5%	51.6%	50.3%	50.3%
	2007 - 2008	52.9%	51.8%	51.3%	49.2%

		Impact of Folgers Presentation in Discontinued Operations
Quarters Ended		Sept 30	Dec 31	Mar 31	Jun 30
NET SALES	2008 - 2009	$(444)	$—	$—	$—
	2007 - 2008	(400)	(537)	(437)	(381)

OPERATING INCOME	2008 - 2009	(116)	—	—	—
	2007 - 2008	(120)	(124)	(98)	(104)

GROSS MARGIN	2008 - 2009	0.3%	0.0%	0.0%	0.0%
	2007 - 2008	0.3%	0.5%	0.4%	0.2%

		Amounts Currently Reported
Quarters Ended		Sept 30	Dec 31	Mar 31	Jun 30
NET SALES	2008 - 2009	$21,582	$20,368	$18,417	$18,662
	2007 - 2008	19,799	21,038	20,026	20,885

OPERATING INCOME	2008 - 2009	4,569	4,251	3,730	3,573
	2007 - 2008	4,298	4,590	4,013	3,736

GROSS MARGIN	2008 - 2009	50.8%	51.6%	50.3%	50.3%
	2007 - 2008	53.2%	52.3%	51.7%	49.4%

(1)

Amounts reported before December 31, 2008, included the results of the Folgers coffee subsidiary divested in November 2008. In accordance with applicable accounting guidance, the results of Folgers are currently presented as discontinued operations and, as such, have been removed from the results of continuing operations.

Additional information required by this item is incorporated by reference to pages 49-71 and 73 of the 2009 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, Robert A. McDonald, and the Company’s Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.

Messrs. McDonald and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. McDonald and Moeller, to allow their timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to pages 29-30 of the 2009 Annual Report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors has determined that the following members of the Audit Committee are independent and are audit committee financial experts as defined by SEC rules: Mr. Charles R. Lee (Chairman), Mr. Rajat K. Gupta and Ms. Patricia A. Woertz.

The information required by this item is incorporated by reference to the following sections of the 2009 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Election of Directors, Nominees for Election of Directors with Terms Expiring in 2010, The Board of Directors and Committees of the Board, up to but not including the section entitled Board and Committee Meeting Attendance; the section entitled Code of Ethics; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2009 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the following sections of the 2009 Proxy Statement filed pursuant to Regulation 14A: the section entitled Security Ownership of Management and Certain Beneficial Owners up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance; and the subsection entitled Additional Equity Compensation Plan Information, up to but not including the subsection entitled Approval and Adoption, contained within the Proposal to Approve The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the following sections of the 2009 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Director Independence and Review and Approval of Transactions with Related Persons.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2009 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:

The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management’s report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

–	Management’s Report on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

–	Consolidated Statements of Earnings—for years ended June 30, 2009, 2008 and 2007

–	Consolidated Balance Sheets—as of June 30, 2009 and 2008

–	Consolidated Statements of Shareholders’ Equity—for years ended June 30, 2009, 2008 and 2007

–	Consolidated Statements of Cash Flows—for years ended June 30, 2009, 2008 and 2007

–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits:

Exhibit (3-1) —	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).*

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).*

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).*

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2007).*

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2008).*

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program and related correspondence and terms and conditions.*

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions.*

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).*

(10-13) —	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2008).*

(10-14) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-15) —	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2007).*

(10-16) —	Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

(10-17) —	Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).*

(10-18) —	Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).*

(10-19) —	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company’s 10-Q for the quarter ended September 30, 2006).*

(10-20) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-21) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-22) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-23) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-24) —	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).*

(10-25) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-26) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-27) —	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).*

(10-28) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. (Incorporated by reference to Exhibit (10-29) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).*

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-74).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ ROBERT A. MCDONALD
(Robert A. McDonald) President and Chief Executive Officer August 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. MCDONALD (Robert A. McDonald)	President and Chief Executive Officer (Principal Executive Officer)	August 14, 2009

/S/ A.G. LAFLEY (A.G. Lafley)	Chairman of the Board	August 14, 2009

/S/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 14, 2009

/S/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President & Comptroller and Global Household Care Finance and Accounting (Principal Accounting Officer)	August 14, 2009

/S/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 14, 2009

/S/ SCOTT D. COOK (Scott D. Cook)	Director	August 14, 2009

/S/ RAJAT K. GUPTA (Rajat K. Gupta)	Director	August 14, 2009

/S/ CHARLES R. LEE (Charles R. Lee)	Director	August 14, 2009

/S/ LYNN M. MARTIN (Lynn M. Martin)	Director	August 14, 2009

/S/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 14, 2009

Signature	Title	Date

/S/ JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 14, 2009

/S/ RALPH SNYDERMAN, M.D. (Ralph Snyderman, M.D.)	Director	August 14, 2009

/S/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 14, 2009

/S/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 14, 2009

EXHIBIT INDEX

Exhibit (3-1) —	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended March 31, 2005).

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2007).

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program and related correspondence and terms and conditions.

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions.

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).

(10-13) —	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2008).

(10-14) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-15) —	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2007).

(10-16) —	Amended and Restated Employment Agreement, dated December 23, 2004, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-17) —	Amendment No. 1 to the Amended and Restated Employment Agreement dated as of December 23, 2004, entered into as of January 27, 2005, between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed by The Gillette Company on January 28, 2005, Commission File No. 1-922).

(10-18) —	Stock Option Agreement, dated January 19, 2001, between The Gillette Company and James M. Kilts, filed as Exhibit A to the Amended and Restated Employment Agreement between The Gillette Company and James M. Kilts (Incorporated by reference to Exhibit 10(g) of the Annual Report on Form 10-K filed by The Gillette Company for the year ended December 31, 2004, Commission File No. 1-922).

(10-19) —	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company’s 10-Q for the quarter ended September 30, 2006).

(10-20) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-21) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-22) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-23) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-24) —	Employment Agreement dated July 28, 2006 between The Procter & Gamble Company and Mark M. Leckie (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

(10-25) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-26) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-27) —	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).

(10-28) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. (Incorporated by reference to Exhibit (10-29) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-74).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.