Form 10-Q
period 2009-09-30
PROCTER & GAMBLE CO
filed 2009-10-29
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

There were 2,921,734,338 shares of Common Stock outstanding as of September 30, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months ended September 30, 2009 and 2008, the Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in millions except per share amounts	Three Months Ended September 30
	2009	2008
Net Sales	$19,807	$20,983
Cost of products sold	9,398	10,558
Selling, general and administrative expense	5,961	6,039

Operating Income	4,448	4,386
Interest expense	287	339
Other non-operating income, net	23	280

Earnings from Continuing Operations Before Income Taxes	4,184	4,327
Income taxes	1,157	1,212

Net Earnings from Continuing Operations	3,027	3,115

Net Earnings from Discontinued Operations	280	233

Net Earnings	$3,307	$3,348

Per Common Share

Basic net earnings from continuing operations	$1.02	$1.02
Basic net earnings from discontinued operations	$0.09	$0.08

Basic net earnings	$1.11	$1.10

Diluted net earnings from continuing operations	$0.97	$0.96
Diluted net earnings from discontinued operations	$0.09	$0.07

Diluted net earnings	$1.06	$1.03

Dividends	$0.44	$0.40

Diluted Weighted Average Common Shares Outstanding	3,109.6	3,239.5

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2010 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30 2009	June 30 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$6,294	$4,781
Accounts receivable			6,239	5,836
Inventories
Materials and supplies			1,699	1,557
Work in process			657	672
Finished goods			4,694	4,651

Total inventories			7,050	6,880
Deferred income taxes			1,254	1,209
Prepaid expenses and other current assets			2,691	3,199
Assets held for sale			989	—

TOTAL CURRENT ASSETS			24,517	21,905

PROPERTY, PLANT AND EQUIPMENT
Buildings			6,795	6,724
Machinery and equipment			29,618	29,042
Land			881	885

Total property, plant and equipment			37,294	36,651
Accumulated depreciation			(17,703)	(17,189)

NET PROPERTY, PLANT AND EQUIPMENT			19,591	19,462

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			57,011	56,512
Trademarks and other intangible assets, net			32,686	32,606

NET GOODWILL AND OTHER INTANGIBLE ASSETS			89,697	89,118

OTHER NON-CURRENT ASSETS			4,576	4,348

TOTAL ASSETS			$138,381	$134,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$5,581	$5,980
Accrued and other liabilities			9,610	8,601
Debt due within one year			12,957	16,320
Liabilities held for sale			526	—

TOTAL CURRENT LIABILITIES			28,674	30,901

LONG-TERM DEBT			22,439	20,652

DEFERRED INCOME TAXES			10,917	10,752

OTHER NON-CURRENT LIABILITIES			9,324	9,146

TOTAL LIABILITIES			71,354	71,451

SHAREHOLDERS’ EQUITY
Preferred stock			1,308	1,324
Common stock - shares issued -	30-Sep	4,007.4	4,007
	30-Jun	4,007.3		4,007
Additional paid-in capital			61,256	61,118
Reserve for ESOP debt retirement			(1,344)	(1,340)
Accumulated other comprehensive income (loss)			(1,963)	(3,358)
Treasury stock			(55,837)	(55,961)
Retained earnings			59,287	57,309
Noncontrolling interest			313	283

TOTAL SHAREHOLDERS’ EQUITY			67,027	63,382

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$138,381	$134,833

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2010 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in millions	Three Months Ended September 30
	2009	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,781	$3,313

OPERATING ACTIVITIES
Net earnings	3,307	3,348
Depreciation and amortization	771	810
Share-based compensation expense	99	126
Deferred income taxes	(29)	247
Gain on sale of businesses	(199)	(317)
Changes in:
Accounts receivable	(513)	(725)
Inventories	(96)	(833)
Accounts payable, accrued and other liabilities	818	398
Other operating assets and liabilities	398	384
Other	(1)	6

TOTAL OPERATING ACTIVITIES	4,555	3,444

INVESTING ACTIVITIES
Capital expenditures	(552)	(699)
Proceeds from asset sales	209	545
Acquisitions, net of cash acquired	(19)	(292)
Change in investments	(16)	34

TOTAL INVESTING ACTIVITIES	(378)	(412)

FINANCING ACTIVITIES
Dividends to shareholders	(1,336)	(1,254)
Change in short-term debt	1,914	3,436
Additions to long-term debt	1,496	878
Reductions of long-term debt	(4,986)	(1,287)
Treasury stock purchases	(8)	(3,911)
Impact of stock options and other	117	405

TOTAL FINANCING ACTIVITIES	(2,803)	(1,733)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	139	(110)

CHANGE IN CASH AND CASH EQUIVALENTS	1,513	1,189

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,294	$4,502

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2010 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The results of operations for the three-month period ended September 30, 2009 are not necessarily indicative of annual results.

For the three months ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through October 29, 2009, the date of financial statement issuance.

2.	Comprehensive Income—Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was $4,702 million and $(252) million, respectively.

3.	Segment Information – Effective July 1, 2009, we implemented a number of changes to the organization structure of the Beauty GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Grooming reportable segment and are now included in the Beauty reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Beauty reportable segment to the Grooming reportable segment. In addition, the Beauty GBU was renamed the Beauty and Grooming GBU. These changes have been reflected in our segment reporting for all periods presented.

Following is a summary of segment results.

		Three Months Ended September 30
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty and Grooming GBU
Beauty	2009	4,921	$1,027	$777
	2008	5,181	1,018	788

Grooming	2009	1,858	489	351
	2008	2,090	610	443

Health and Well-Being GBU
Health Care	2009	2,979	830	550
	2008	3,101	757	503

Snacks and Pet Care	2009	755	113	74
	2008	807	90	55

Household Care GBU
Fabric Care and Home Care	2009	6,130	1,510	1,009
	2008	6,483	1,261	826

Baby Care and Family Care	2009	3,589	885	557
	2008	3,772	807	514

Corporate	2009	(425)	(670)	(291)
	2008	(451)	(216)	(14)

Total	2009	19,807	4,184	3,027
	2008	20,983	4,327	3,115

4.	Goodwill and Other Intangible Assets – Goodwill as of September 30, 2009 is allocated by reportable segment and global business unit as follows (amounts in millions):

Three Months Ended September 30, 2009
BEAUTY & GROOMING GBU
Beauty, beginning of year	$18,668
Acquisitions and divestitures	23
Translation and other	329

Goodwill, September 30, 2009	19,020

Grooming, beginning of year	21,391
Acquisitions and divestitures	(16)
Translation and other	262

Goodwill, September 30, 2009	21,637

HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,404
Acquisitions and divestitures	(4)
Reclassification to held for sale (1)	(246)
Translation and other	71

Goodwill, September 30, 2009	8,225

Snacks and Pet Care, beginning of year	2,055
Acquisitions and divestitures	—
Translation and other	5

Goodwill, September 30, 2009	2,060

HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,408
Acquisitions and divestitures	(3)
Translation and other	56

Goodwill, September 30, 2009	4,461

Baby Care and Family Care, beginning of year	1,586
Acquisitions and divestitures	(1)
Translation and other	23

Goodwill, September 30, 2009	1,608

GOODWILL, beginning of year	56,512
Acquisitions and divestitures	(1)
Reclassification to held for sale (1)	(246)
Translation and other	746

Goodwill, September 30, 2009	$57,011

(1)	See Note 10 for further details on goodwill reclassification to held for sale.

The increase in goodwill from June 30, 2009 is primarily due to currency translation, partially offset by the reclassification of goodwill related to the pharmaceuticals business to assets held for sale.

Identifiable intangible assets as of September 30, 2009 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,686	$3,255
Intangible assets with indefinite lives	27,255	—

Total identifiable intangible assets	$35,941	$3,255

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization of intangible assets for the three months ended September 30, 2009, and 2008 was $145 million and $153 million, respectively.

5.	Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months ended September 30, 2009 and 2008 are summarized in the following table (amounts in millions):

	Three Months Ended September 30
	2009	2008
Share-Based Compensation
Stock options	$93	$107
Other share-based awards	6	19

Total share-based compensation	$99	$126

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits—The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

Amounts in millions
	Pension Benefits		Other Retiree Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Service cost	$55	$59	$26	$23
Interest cost	147	152	63	62
Expected return on plan assets	(111)	(132)	(107)	(111)
Amortization of deferred amounts	4	4	(5)	(6)
Recognized net actuarial loss	23	8	4	1

Gross benefit cost (credit)	118	91	(19)	(31)
Dividends on ESOP preferred stock	—	—	(28)	(26)

Net periodic benefit cost (credit)	$118	$91	$(47)	$(57)

For the year ending June 30, 2010, the expected return on plan assets is 7.1% and 9.3% for pension and other retiree benefit plans, respectively.

7.	Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a centralized basis to take advantage of natural exposure netting and correlation. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices.

At inception, we formally designate and document qualifying instruments as hedges of underlying exposures. We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. The ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amount of ineffectiveness recognized is immaterial for all periods presented.

For additional details on the Company’s risk management activities, refer to the Company’s annual financial statements and footnotes in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Fair Value Hierarchy

Accounting guidance on fair value measurement for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

In valuing assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. We calculate the fair value of our Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. The fair value of our Level 3 instruments is calculated as the net present value of expected cash flows based on externally provided inputs. These calculations take into consideration the credit risk of both the Company and our counterparties. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of September 30 and June 30, 2009 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	September 30, 2009	June 30, 2009	September 30, 2009	June 30, 2009	September 30, 2009	June 30, 2009	September 30, 2009	June 30, 2009
Assets at fair value:
Investment securities	$—	$—	$192	$174	$39	$38	$231	$212
Derivatives relating to:
Other foreign currency instruments (1)	—	—	180	300	—	—	180	300
Interest rate	—	—	59	—	—	—	59	—
Net investment hedges	—	—	35	83	—	—	35	83
Commodities	—	3	32	25	—	—	32	28

Total assets at fair value (2)	$—	$3	$498	$582	$39	$38	$537	$623

Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	$—	$—	$158	$103	$—	$—	$158	$103
Other foreign currency instruments (1)	—	—	49	39	—	—	49	39
Interest rate	—	—	15	13	—	—	15	13
Net investment hedges	—	—	135	85	—	—	135	85
Commodities	—	2	45	96	—	3	45	101

Total liabilities at fair value (3)	$—	$2	$402	$336	$—	$3	$402	$341

(1)	The other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.
(2)	All assets are presented in prepaid expenses and other current assets or other noncurrent assets with the exception of investment securities which are only presented in other noncurrent assets.
(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial assets and liabilities balances for the period June 30 to September 30, 2009.

Amounts in millions	Derivatives	Investment Securities
June 30, 2009	$(3)	$38
Total gains or (losses) (realized/unrealized) included in earnings (or changes in net assets)	—	—
Total gains or (losses) (realized/unrealized) included in OCI	1	1
Net purchases, issuances and settlements	2	—
Transfers in/(out) of Level 3	—	—

September 30, 2009	$—	$39

On July 1, 2009, we adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations. The adoption of this new guidance did not affect our financial position, results of operations or cash flows for the periods presented.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of September 30, 2009 was $289 million. The Company has never been required to post any collateral as a result of these contractual features.

Fair Values of Other Financial Instruments

Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $23,880 million and $21,514 million at September 30 and June 30, 2009, respectively.

Disclosures about Derivative Instruments

The fair values and amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions as of, and for the three months ended, September 30, 2009 are as follows:

Amounts in millions
Derivatives in Cash Flow Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
		September 30	September 30	Three Months Ended September 30
Interest rate contracts	$750	$(8)	$21	$(7)
Foreign currency contracts	690	(158)	27	(51)
Commodity contracts	326	(13)	(18)	(61)

Total	$1,766	$(179)	$30	$(119)

Derivatives in Fair Value Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in Debt on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion) (2)
		September 30	September 30	Three Months Ended September 30
Interest rate contracts	$8,640	$52	$26	$(5)

Total	$8,640	$52	$26	$(5)

Derivatives in Net Investment Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion) (2)
		September 30	September 30	Three Months Ended September 30
Net investment hedges	$2,299	$(100)	$(63)	—

Total	$2,299	$(100)	$(63)	$—

Derivatives Not Designated as Hedging Instruments	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in Income (3)
		September 30	Three Months Ended September 30
Foreign currency contracts	$11,814	$131	$260

Total	$11,814	$131	$260

(1)	The gain or loss reclassified from accumulated OCI into income is included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative expense and interest expense and commodity contracts in cost of products sold.
(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.
(3)	The gain or loss on foreign currency contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings in selling, general and administrative expense.

During the next 12 months, the amount of the September 30, 2009 OCI balance that will be reclassified to earnings is expected to be immaterial. In addition, the total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

8.	New Accounting Pronouncements and Policies

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), and post-acquisition exit activities of acquired businesses. The Company adopted the new guidance beginning July 1, 2009, and the adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB also issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new accounting guidance requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company retrospectively adopted the presentation and disclosure requirements of the new guidance on July 1, 2009. The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows. Noncontrolling interests of $283 million at June 30, 2009 were reclassified from liabilities to shareholders’ equity in the Consolidated Balance Sheet. Net expense for income attributable to the noncontrolling interest totaling $28 million and $21 million for the three months ended September 30, 2009 and 2008, respectively, are not presented separately in the Consolidated Statements of Earnings due to immateriality, but are reflected within other non-operating income, net. Net earnings represents net income attributable to the Company’s common shareholders.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

9.	Commitments and Contingencies

Litigation

We are subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as governmental regulations, antitrust and trade regulations, product liability, patent and trademark matters, income taxes and other actions.

As previously disclosed, the Company is subject to a variety of investigations into potential competition law violations in Europe, as detailed in Part 2, Item 1, Legal Proceedings of this 10-Q. We believe these matters involve a number of other consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars. At this point, no significant formal claims have been made against the Company or any of our subsidiaries in connection with any of the above inquiries.

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company has identified violations in certain European countries and appropriate actions have been taken. It is still too early for us to reasonably estimate the total amount of fines to which the Company will be subject as a result of these competition law issues. However, the ultimate resolution of these matters will likely result in fines or other costs that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. As these matters evolve, the Company will recognize the appropriate reserves.

With respect to other litigation and claims, while considerable uncertainty exists, in the opinion of management and our counsel, the ultimate resolution of the various lawsuits and claims will not materially affect our financial position, results of operations or cash flows.

We are also subject to contingencies pursuant to environmental laws and regulations that in the future may require us to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Based on currently available information, we do not believe the ultimate resolution of environmental remediation will have a material adverse effect on our financial position, results of operations or cash flows.

Income Tax Uncertainties

P&G is present in over 150 taxable jurisdictions, and at any point in time has 50-60 audits underway at various stages of completion. We have tax years open ranging from 1997 and forward. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. However, we evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to existing unrecognized tax benefits of approximately $400 million.

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10.	Discontinued Operations

In August 2009, the Company announced an agreement to sell our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $3.1 billion of cash. Under the terms of the agreement, Warner Chilcott will acquire our portfolio of branded pharmaceutical products, our prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. In addition, the majority of the 2,300 employees working on the pharmaceuticals business are expected to transfer to Warner Chilcott. The Company expects the transaction to close by the end of the 2009 calendar year, pending necessary regulatory approvals.

The pharmaceuticals business had historically been part of the Company’s Health Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the assets and liabilities of the pharmaceuticals business at September 30, 2009 are presented as held for sale in the Consolidated Balance Sheet.

In November 2008, the Company completed the divestiture of our coffee business through the merger of its Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all shares of Folgers common stock, resulting in an increase of treasury stock of $2,466 million. Pursuant to the merger, a Smucker subsidiary merged with and into

Folgers and Folgers became a wholly owned subsidiary of Smucker. The Company recorded an after-tax gain on the transaction of $2,011 million, which is included in net earnings from discontinued operations in the Consolidated Statement of Earnings for the year ended June 30, 2009.

The coffee business had historically been part of the Company’s Snacks, Coffee and Pet Care reportable segment, as well as the coffee portion of our away-from-home business, which is included in the Fabric Care and Home Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Folgers are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Following is selected financial information included in net earnings from discontinued operations for the pharmaceuticals and coffee businesses:

	Three months ended September 30
	2009			2008
Amounts in millions	Pharmaceuticals	Coffee	Total	Pharmaceuticals	Coffee	Total
Net sales	$555	$—	$555	$599	$445	$1,044

Earnings from discontinued operations	430	—	430	240	116	356
Income tax expense	(150)	—	(150)	(80)	(43)	(123)

Net earnings from discontinued operations	280	—	280	160	73	233

Net earnings from discontinued operations of the pharmaceuticals business for the three months ended September 30, 2009 include an after-tax gain of $121 million on the sale of the Actonel brand in Japan.

At September 30, 2009, the major components of assets and liabilities held for sale from the pharmaceuticals business were as follows:

Amounts in millions	September 30, 2009
Accounts receivable	$261
Inventories	74
Prepaid expenses and other assets	125
Property, plant and equipment, net	76
Goodwill	246
Trademarks and other intangible assets, net	207

Total current assets held for sale	$989

Accounts payable	$109
Accrued and other liabilities	417

Total current liabilities held for sale	$526

11.	Reclassification

The Company has reclassified certain amounts in the prior period Consolidated Balance Sheet and Consolidated Statement of Earnings in accordance with our July 1, 2009 retrospective adoption of new accounting guidance on noncontrolling interests in consolidated financial statements. See Note 8 for further details.

The Company has reclassified certain amounts in the prior period Consolidated Statement of Cash Flows to be consistent with the current period presentation. Realized gains and losses from non-qualifying derivative instruments used to hedge currency exposures resulting from intercompany financing transactions were reclassified from operating activities to financing activities, which is consistent with the use of the instruments and their related cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended September 30, 2009

•	Business Segment Discussion – Three Months Ended September 30, 2009

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

OVERVIEW

P&G’s business is focused on providing branded consumer goods products. Our purpose is to provide products and services of superior quality and value that improve the lives of the world’s consumers, now and for generations to come. We believe this will result in leadership sales, profits and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores, drug stores and “high frequency stores,” the neighborhood stores which serve many consumers in developing markets. We continue to expand our presence in other channels including department stores, perfumeries, pharmacies, salons and e-commerce.

We compete in multiple product categories and have three global business units (GBUs): Beauty and Grooming; Health and Well-Being; and Household Care. Under U.S. GAAP, the business units comprising the GBUs are aggregated into six reportable segments: Beauty; Grooming; Health Care; Snacks and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care.

We have on-the-ground operations in approximately 80 countries through our Market Development Organization, which leads country business teams to build our brands in local markets and is organized along five geographic units: North America, Western Europe, Central & Eastern Europe/Middle East/Africa (CEEMEA), Latin America and Asia, which is comprised of Japan, Greater China and

ASEAN/Australia/India/Korea (AAIK). Throughout MD&A, we reference business results in developing markets, which we define as the aggregate of CEEMEA, Latin America, AAIK and Greater China, and developed markets, which are comprised of North America, Western Europe and Japan.

Effective July 1, 2009, we implemented a number of changes to the organization structure of the Beauty GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Grooming reportable segment and are now included in the Beauty reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Beauty reportable segment to the Grooming reportable segment. In addition, the Beauty GBU was renamed the Beauty and Grooming GBU. These changes have been reflected in our segment reporting for all periods presented.

On August 24, 2009, we announced an agreement for the sale of our global pharmaceuticals business to Warner Chilcott which we expect to complete by the end of calendar 2009. The pharmaceuticals business had historically been part of the Health Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented.

The table below provides more information about the components of our GBU structure.

GBU	Reportable Segment	Key Product Categories	Key Products	Billion Dollar Brands
Beauty and Grooming	Beauty	Hair Care	Hair Colorants, Shampoos and Conditioners	Head & Shoulders, Pantene
		Professional Salon	Hair Colorants, Shampoos and Conditioners	Wella
		Female Beauty	Cosmetics, Deodorants, Female Blades and Razors, Personal Cleansing and Skin Care	Olay
		Prestige	Fine Fragrances and Prestige Skin Care (SK II)
	Grooming	Male Grooming	Male Blades & Razors and Male Personal Care Products (Deodorants, Face and Shave Products, Hair Care, Personal Cleansing)	Fusion, Gillette, Mach3
		Appliances (Braun)	Electric Hair Removal Devices and Home Appliances	Braun

Health and Well-Being	Health Care	Feminine Care	Feminine Pads and Tampons	Always
		Personal Health Care	Personal Diagnostics, Digestive and Respiratory Health Products
		Oral Care	Oral Rinses, Toothbrushes and Toothpastes	Crest, Oral-B
	Snacks and Pet Care	Pet Care Snacks	Wet and Dry Pet Food Potato Crisps	Iams Pringles

Household Care	Fabric Care and Home Care	Fabric Care	Laundry Detergents and Fabric Softeners	Ariel, Downy, Gain, Tide
		Home Care	Air and Fabric Fresheners, Dishwashing Detergents, Hard Surface Cleaners	Dawn
		Batteries	Batteries and Personal Power Devices	Duracell
	Baby Care and Family Care	Baby Care Family Care	Baby Wipes and Diapers Bath Tissue, Facial Tissue and Paper Towels	Pampers Bounty, Charmin

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three months ended September 30, 2009 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	23%
Grooming	9%	11%

Health and Well-Being GBU
Health Care	15%	17%
Snacks and Pet Care	4%	2%

Household Care GBU
Fabric Care and Home Care	30%	30%
Baby Care and Family Care	18%	17%

Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the three months ended September 30, 2009:

•	Net sales declined 6% to $19.8 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, grew 2%.

•	Unit volume declined 3% and organic volume, which excludes the impact of acquisitions and divestitures, decreased 2% versus the comparable prior-year period.

•

Net earnings from continuing operations declined 3% versus the prior year period as lower net sales and lower levels of minor brand divestiture gains were mostly offset by an increase in operating margin and lower interest expense. Net earnings declined 1% to $3.3 billion for the quarter as the reduction in net earnings from continuing operations was partially offset by earnings from discontinued operations, which included the current period gain on the sale of the Actonel brand in Japan.

•

Diluted net earnings per share were $1.06, an increase of 3% versus the prior-year period. Diluted net earnings per share growth exceeded net earnings growth due to share repurchase activity in the prior fiscal year.

•

Operating cash flow was $4.6 billion, an increase of 32% versus the prior year period. Free cash flow productivity, defined as the ratio of operating cash flow less capital expenditures to net earnings, was 121%.

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are “forward-looking statements,” and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risks that could impact our results, refer to Item 1A Risk Factors in our most recent 10-Q, 10-K and 8-K filings.

Ability to Achieve Business Plans: We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations and on the continued positive reputations of our brands. This means we must be able to obtain patents and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs in an increasingly fragmented media environment. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of ongoing acquisition and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against base business objectives. Our success will also depend on our ability to maintain key information technology systems.

Cost Pressures: Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, cost of labor, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions. We also must manage our debt and currency exposure, especially in certain countries, such as Venezuela, China and India. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.

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

Regulatory Environment: Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Our ability to manage regulatory, tax and legal matters (including product liability, patent, intellectual property, competition law matters and tax policy) and to resolve pending legal matters within current estimates may impact our results.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2009

The following discussion provides a review of results for the three months ended September 30, 2009 versus the three months ended September 30, 2008.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended September 30
	2009	2008	% CHG
Net Sales	$19,807	$20,983	-6%
Cost of Products Sold	9,398	10,558	-11%

Gross Margin	10,409	10,425	0%
Selling, General & Administrative Expense	5,961	6,039	-1%

Operating Income	4,448	4,386	1%
Total Interest Expense	287	339
Other Non-operating Income, Net	23	280

Earnings From Continuing Operations Before Income Taxes	4,184	4,327	-3%
Income Taxes	1,157	1,212

Net Earnings From Continuing Operations	3,027	3,115	-3%

Net Earnings From Discontinued Operations	280	233

Net Earnings	3,307	3,348	-1%

Effective Tax Rate – Continuing Operations	27.7%	28.0%

Per Common Share:
Basic Net Earnings – Continuing Operations	$1.02	$1.02
Basic Net Earnings – Discontinued Operations	$0.09	$0.08

Basic Net Earnings	$1.11	$1.10

Diluted Net Earnings – Continuing Operations	$0.97	$0.96	1%
Diluted Net Earnings – Discontinued Operations	$0.09	$0.07

Diluted Net Earnings	$1.06	$1.03	3%
Dividends	$0.44	$0.40	10%
Average Diluted Shares Outstanding	3,109.6	3,239.5

Comparisons as a % of Net Sales			Basis Point Change
Cost of Products Sold	47.4%	50.3%	(290)
Gross Margin	52.6%	49.7%	290
Selling, General & Administrative Expense	30.1%	28.8%	130
Operating Margin	22.5%	20.9%	160
Earnings From Continuing Operations Before Income Taxes	21.1%	20.6%	50
Net Earnings From Continuing Operations	15.3%	14.8%	50

Net sales decreased 6% for the quarter to $19.8 billion on a 3% decline in unit volume. Unfavorable foreign exchange reduced net sales by 7% as many foreign currencies weakened versus the U.S. dollar. Price increases, taken primarily in developing regions to offset local currency devaluations, added 3% to net sales. Positive product mix from disproportionate volume declines in developing regions, which have lower than company average selling prices, contributed 1% to net sales. Volume in developed regions declined low single digits while developing markets were down mid-single digits driven primarily by market contractions in CEEMEA. All reportable segments except Health Care experienced volume declines, led by a double-digit decline in

Snacks and Pet Care and a high single-digit decline in Grooming. Organic sales increased 2% led by sequentially improving growth in the Beauty Care and Health Care segments.

	Net Sales Change Drivers 2009 vs. 2008 (Three Months Ended Sep. 30)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	-2%	-1%	-7%	3%	1%	-5%
Grooming	-8%	-8%	-9%	6%	0%	-11%
Health and Well-Being GBU
Health Care	0%	0%	-8%	3%	1%	-4%
Snacks and Pet Care	-10%	-10%	-3%	6%	1%	-6%
Household Care GBU
Fabric Care and Home Care	-2%	-2%	-7%	3%	1%	-5%
Baby Care and Family Care	-1%	-1%	-6%	2%	0%	-5%

Total Company	-3%	-2%	-7%	3%	1%	-6%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin increased 290 basis points for the quarter to 52.6% of net sales. Price increases, lower commodity and energy costs and manufacturing cost savings added approximately 450 basis points to gross margin and were partially offset by unfavorable foreign exchange impacts, negative product mix and the negative impacts of volume scale deleveraging.

Total selling, general and administrative expenses (SG&A) decreased 1% to $6.0 billion due to lower overhead and marketing spending, partially offset by an increase in other operating expenses due to higher foreign currency exchange costs. SG&A as a percentage of net sales was up 130 basis points primarily due to the negative scale leveraging impact of reduced sales and an increase in other operating expenses, partially offset by lower marketing spending as a percent of net sales. Other operating expenses as a percentage of net sales increased behind the higher foreign currency exchange costs. Marketing spending as a percentage of net sales decreased behind media rate savings and a shift in timing of expenditures to later in the fiscal year. Overhead spending as a percentage of net sales increased slightly as productivity improvements and lower restructuring charges were more than offset by sales deleveraging.

The higher foreign exchange costs result primarily from our operations in Venezuela. Because of currency restrictions in Venezuela, payments for certain imported goods and services need to be satisfied by exchanging Bolivares Fuertes for U.S. dollars through a parallel exchange mechanism rather than at the more favorable official exchange rate. A reduction in the availability of foreign currency at the official exchange rate resulted in increased costs for exchange transactions executed using the parallel mechanism. Unless official foreign exchange is made more available, we expect these exchange controls to continue negatively impacting our results of operations. In addition, if Venezuela is designated as a high inflation economy and/or there is a devaluation of the official exchange rate, results of operations will be negatively impacted.

Interest expense was $287 million for the quarter, a decline of 15% due primarily to lower U.S. interest rates. Other non-operating income was down $257 million to $23 million mainly due to gains on the sale of minor brands in the prior year period. The effective tax rate on continuing operations declined 30 basis points to 27.7% primarily due to audit settlements, partially offset by changes in the geographic mix of earnings.

Net earnings from continuing operations declined 3% to $3.0 billion mainly due to reduced net sales and lower levels of minor brand divestiture gains, partially offset by an increase in operating margin and lower interest expense. Operating margin expanded primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales mainly resulting from higher foreign currency exchange costs. Diluted net earnings per share from continuing operations increased 1% versus the prior year to $0.97.

Net earnings from discontinued operations increased $47 million for the quarter to $280 million primarily due to a gain on the sale of the Actonel brand in Japan, partially offset by the loss of contribution from the Folgers business divested in fiscal 2009. Net earnings from discontinued operations also include the results of operations from the global pharmaceuticals business.

Net earnings were down 1% to $3.3 billion during the quarter. Diluted net earnings per share increased 3% to $1.06. Earnings per share growth exceeded net earnings growth due to the impact of share repurchases in fiscal 2009.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2009

The following discussion provides a review of results by business segment. Analyses of the results for the three months ended September 30, 2009 are provided compared to the same three month period ended September 30, 2008. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three months ended September 30, 2009 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2009
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$4,921	-5%	$1,027	1%	$777	-1%
Grooming	1,858	-11%	489	-20%	351	-21%

Health and Well-Being GBU
Health Care	2,979	-4%	830	10%	550	9%
Snacks and Pet Care	755	-6%	113	26%	74	35%

Household Care GBU
Fabric Care and Home Care	6,130	-5%	1,510	20%	1,009	22%
Baby Care and Family Care	3,589	-5%	885	10%	557	8%

Total Business Segments	20,232	-6%	4,854	7%	3,318	6%
Corporate	(425)	N/A	(670)	N/A	(291)	N/A

Total Company	19,807	-6%	4,184	-3%	3,027	-3%

BEAUTY AND GROOMING GBU

Beauty

Beauty net sales were down 5% for the quarter to $4.9 billion on a 2% decline in unit volume. Unfavorable foreign exchange impacted net sales by 7%. Price increases, mainly in developing regions to offset local currency devaluations, and positive product mix added 3% and 1% to net sales, respectively. Organic sales grew 2%. Organic volume, which excludes acquisitions and divestitures, was down 1% mainly due to volume declines in the CEEMEA region and in the more discretionary businesses of Professional Salon and Prestige. Hair Care volume grew low single digits behind initiative-driven growth of Pantene, Head & Shoulders and Rejoice and delivered growth in every region except CEEMEA. Professional Salon volume declined double digits due to the exit of non-strategic businesses and continued market contractions. Prestige volume decreased high single digits primarily due to the continued contraction of the fragrance market, partially offset by double-

digit growth of SK II. Female Beauty volume was down mid-single digits primarily due to lower shipments in CEEMEA, share losses on non-strategic personal cleansing brands, lower merchandising and initiative activity in cosmetics and the fiscal 2009 divestiture of Noxzema. Net earnings decreased 1% for the quarter to $777 million as lower net sales and a higher effective tax rate were mostly offset by operating margin expansion. Operating margin increased primarily due to higher gross margin, driven primarily by increased pricing and manufacturing cost savings, and a reduction in marketing spending as a percentage of net sales, partially offset by higher foreign currency exchange costs.

Grooming

Grooming net sales in the first fiscal quarter decreased 11% to $1.9 billion on an 8% decline in unit volume. Unfavorable foreign exchange reduced net sales by 9%. These impacts were partially offset by positive pricing impacts of 6%. Organic sales declined 2%. Volume in Male Blades and Razors declined high single digits behind market contractions and market share declines. Gillette Fusion volume continued to grow but was more than offset by volume declines in legacy shaving systems. Global market share of male blades and razors declined about half a point. Volume in Male Personal Care declined high single digits behind lower shipments of shave preparation products due to market share declines driven by increased competitive promotional activity. Volume in Braun was down double digits mainly due to market contractions, particularly in home and hair care appliances, and market share declines. Net earnings declined 21% versus the prior year period to $351 million primarily driven by lower net sales and reduced operating margin. The contraction of operating margin resulted from higher foreign currency exchange costs, lower gross margin and higher overhead spending as a percentage of net sales, both driven by the negative impacts of scale deleveraging, partially offset by lower marketing spending as a percentage of net sales.

HEALTH AND WELL-BEING GBU

Health Care

Health Care net sales declined 4% to $3.0 billion for the quarter. Unit volume was consistent with the prior year period as growth in developed regions was offset by a decline in developing regions, primarily CEEMEA. Unfavorable foreign exchange reduced net sales by 8%, partially offset by positive pricing impacts of 3% and improved product mix of 1%. Organic sales increased 4%. Personal Health Care volume was in line with the prior year period as growth in diagnostics products was offset by lower shipments of digestive health products in North America and shipment delays in CEEMEA due to a distributor transition. Feminine Care volume declined low single digits mainly due to increased competitive activity in CEEMEA, partially offset by growth in Asia. Global market share of feminine care was down nearly 1 point to about 36%. Oral Care volume was in line with the prior year period as initiative-driven growth in Western Europe and Latin America was offset by market contractions in Asia and CEEMEA. Net earnings increased 9% to $550 million for the first fiscal quarter. The decline in net sales and higher foreign currency exchange costs were more than offset by lower marketing spending as a percentage of net sales, a pricing-driven expansion of gross margin and a receipt from a favorable settlement of a legal dispute.

Snacks and Pet Care

Snacks and Pet Care net sales were down 6% for the quarter to $755 million on a 10% decline in unit volume. Unfavorable foreign exchange reduced net sales by 3%. Price increases to offset increased commodity costs and currency devaluations contributed 6% to net sales. Improved product mix added 1% to net sales due to relatively better volume results in Pet Care, which has higher than segment average selling prices. Organic sales declined 3% due to a decline in Snacks, partially offset by growth in Pet Care. Volume in Snacks decreased double digits due to lower merchandising activity in North America following the Super Stacks initiative and market contractions in CEEMEA. Volume in Pet Care was down low single digits mainly due to the contraction of the premium nutrition category following price increases, partially offset by the impact of new product initiatives launched in previous quarters. Net earnings were up 35% in the first quarter to $74 million behind gross margin expansion and a lower tax rate, partially offset by higher marketing and overhead spending as a percentage of net sales. Gross margin increased mainly due to price increases, formulation and packaging cost savings and commodity cost reductions in Pet Care.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Fabric Care and Home Care net sales decreased 5% to $6.1 billion for the quarter on a 2% decline in unit volume. Unfavorable foreign exchange reduced net sales by 7%, while positive pricing and product mix improved net sales by 3% and 1%, respectively. Organic sales grew 2%. Fabric Care volume was down low single digits due to trade inventory reductions in North America and global market share declines, partially offset by the new product launches and growth in Western Europe behind incremental merchandising activities. Global market share of fabric care declined less than 1 point. Home Care volume grew mid-single digits primarily due to new initiative launches in North America and Western Europe. Global market share of home care increased over half a point. Batteries volume declined mid-single digits due to market contractions, market share declines and trade inventory reductions. Global market share of general purpose batteries declined about 1 point. Net earnings grew 22% to $1.0 billion behind gross margin expansion and a lower tax rate, partially offset by lower net sales and higher SG&A as a percentage of net sales. Gross margin increased primarily due to the impact of price increases taken in the previous fiscal year, lower commodity costs and manufacturing and formulation cost savings. SG&A as a percentage of net sales was up due to an increase in currency exchange costs and higher overhead and marketing spending as a percentage of net sales.

Baby Care and Family Care

Baby Care and Family Care net sales declined 5% in the first fiscal quarter to $3.6 billion on a 1% decline in unit volume. Price increases, primarily taken in developing regions to offset local currency devaluations, added 2% to net sales. Unfavorable foreign exchange reduced net sales by 6%. Organic sales grew 1%. Baby Care volume increased low single digits behind new initiative launches in Western Europe including the expansion of Pampers Simply Dry and market growth in Asia and Western Europe. Family Care volume was down mid-single digits due to lower shipments of Charmin primarily driven by trade inventory reductions and market share losses due to a shift in timing of merchandising activity. Net earnings increased 8% to $557 million as gross margin expansion more than offset lower net sales, higher SG&A as a percentage of net sales and a higher tax rate. Gross margin increased mainly behind the impact of price increases taken in previous periods, lower commodity costs and manufacturing cost savings. SG&A as a percentage of net sales increased primarily due to higher foreign currency exchange costs and higher overhead spending.

CORPORATE

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce rationalization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and noncontrolling interest adjustments for subsidiaries where we do not have 100% ownership. Since both unconsolidated entities and less than 100% owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings, with eliminations for unconsolidated entities in Corporate. In determining segment after-tax net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest.

For the Corporate segment, net expenses from continuing operations increased $277 million to $291 million for the quarter. The increase in net expenses was driven primarily by higher divestiture gains and hedging impacts in the prior year period and foreign currency transaction losses in the current period. These were partially offset by lower current period net interest expense and a decrease in overhead spending which includes a reduction in restructuring charges.

FINANCIAL CONDITION

Operating Activities

Cash generated from operating activities for the quarter increased 32% versus the comparable prior year period to $4.6 billion. The combination of net earnings and non-cash items (primarily depreciation, amortization, share based compensation, deferred income taxes and gains on the sale of businesses) provided $3.9 billion of operating cash compared to $4.2 billion in the prior year period. A decrease in working capital contributed $209 million to operating cash flow primarily due to an increase in accounts payable, accrued and other liabilities behind higher taxes payable, partially offset by increased accounts receivable. Accounts receivable levels increased during the fiscal first quarter primarily due to higher net sales versus the June quarter but declined versus the comparable prior year period mainly due to lower net sales versus the prior year period and improved collection efforts. Inventory balances consumed less cash in the current period due to improving commodity costs trends and better matching of production to shipment volume.

Investing Activities

Investing activities in the first fiscal quarter used $378 million. Cash consumed by investing activities decreased 8% versus the prior year period mainly due to lower capital spending, partially offset by lower net cash from acquisition and divestiture activities. Capital expenditures were $552 million for the quarter or 2.8% of net sales. Proceeds from asset sales generated $209 million in cash primarily from the sale of the Actonel brand in Japan.

Financing Activities

Cash used to fund financing activities was up 62% versus the prior year period to $2.8 billion for the quarter. The increase versus the prior year resulted mainly from the retirement of debt, partially offset by a reduction in treasury stock purchases. Current year net repayments of debt used $1.6 billion, while dividends to shareholders used $1.3 billion.

As of September 30, 2009, our current liabilities exceeded current assets by $4.2 billion, driven by our short-term debt position. We have short- and long-term debt to fund discretionary items such as acquisitions and share buyback programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which despite the credit crisis have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the July—September quarter:

Jul – Sep ‘09	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact	Organic Sales Growth
Beauty	-5%	7%	0%	2%
Grooming	-11%	9%	0%	-2%
Health Care	-4%	8%	0%	4%
Snacks and Pet Care	-6%	3%	0%	-3%
Fabric Care and Home Care	-5%	7%	0%	2%
Baby Care and Family Care	-5%	6%	0%	1%
Total P&G	-6%	7%	1%	2%

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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul ‘09 – Sep ‘09	$4,555	$552	$4,003	$3,307	121%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk since June 30, 2009. Additional information can be found in the section entitled Other Information, which appears on pages 47-48, and Note 5, Risk Management Activities and Fair Value Measurements, which appears on pages 58-61 of the Annual Report to Shareholders for the fiscal year ended June 30, 2009 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters and taxes.

The Company is subject to a variety of investigations into potential competition law violations in Europe. In 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of two of the Company’s French subsidiaries and seized a variety of documents. In 2008, European Commission officials, with the assistance of the national authorities from a variety of countries, started an investigation into potential competition law violations in a variety of countries across the European Union. Around the same time, the national authorities in Spain, Italy and the Czech Republic initiated additional investigations into potential antitrust concerns within those countries. In connection with these investigations, a number of the Company’s subsidiaries were visited and documents seized. Also in 2008, authorities in the United Kingdom (UK) initiated an investigation concerning potential antitrust violations in the UK involving one of the Company’s subsidiaries. The Company or its subsidiaries are also involved in other competition law investigations in Germany, Belgium, Romania, Switzerland, France and Greece, as well as some other countries. We believe that all of the above matters involve a number of other consumer products companies and/or retail customers.

The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars. At this point, no formal claims have been made against the Company or any of our subsidiaries in connection with the French, European Commission or UK inquiries. The remaining matters also are in various stages of the investigatory process.

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company has identified violations in certain European countries and appropriate actions have been taken. It is still too early for us to reasonably estimate the total amount of fines to which the Company will be subject as a result of these competition law issues. However, we have taken and will take reserves as appropriate. Please refer to the Company’s Risk Factors in Item 1A of this Form 10-Q for additional information.

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

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
7/1/09 - 7/31/09	6,017,160	$53.16	0	13.7
8/1/09 - 8/31/09	97	$52.37	0	13.7
9/1/09 - 9/30/09	12,954	$55.31	0	13.7

(1)

The total number of shares purchased was 6,030,211 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 6,030,211 for the quarter. This includes 13,051 shares acquired by the Company under various compensation and benefit plans and 6,017,160 shares acquired by the Profit Sharing Trust. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

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

(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s 2009 Annual Meeting of Shareholders held on October 13, 2009, the following actions were taken:

The following Directors were elected for terms of office expiring in 2010:

Director	Votes For	Votes Against	Abstain	Broker Non-Votes*
Kenneth I. Chenault	2,286,957,440	103,497,857	10,453,018	N/A
Scott D. Cook	2,147,990,984	242,147,221	10,770,110	N/A
Rajat K. Gupta	2,328,605,856	60,944,991	11,357,468	N/A
A.G. Lafley	2,354,106,748	37,818,149	8,983,418	N/A
Charles R. Lee	2,290,146,478	99,684,515	11,077,322	N/A
Lynn M. Martin	2,317,861,794	72,870,189	10,176,332	N/A
Robert A. McDonald	2,361,945,558	29,485,651	9,477,106	N/A
W. James McNerney, Jr.	2,323,324,744	67,319,946	10,263,625	N/A
Johnathan A. Rodgers	2,344,892,592	45,383,946	10,631,777	N/A
Ralph Snyderman, M.D.	2,349,013,808	41,577,694	10,316,813	N/A
Maggie Wilderotter	2,283,478,359	107,396,853	10,033,103	N/A
Patricia A. Woertz	2,365,721,469	25,380,398	9,806,448	N/A
Ernesto Zedillo	2,359,028,894	31,050,427	10,828,994	N/A

*	Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the thirteen nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2010, was approved by the shareholders. The shareholders cast 2,370,909,650 votes in favor of this resolution and 23,326,560 votes against. There were 6,672,105 abstentions.

A proposal by the Board of Directors to amend the Company’s Regulations to authorize the Board of Directors to amend the Company’s Regulations to the extent permitted by the Ohio General Corporation Law was approved by the shareholders. 76.34% of the issued and outstanding shares were voted in favor of the resolution. The shareholders cast 2,332,823,944 votes in favor of the resolution and 65,510,450 votes against. There were 2,573,921 abstentions.

A proposal by the Board of Directors to approve and authorize The Procter & Gamble 2009 Stock and Incentive Compensation Plan was approved by the shareholders. The shareholders cast 1,475,251,662 votes in favor of the resolution and 371,542,034 votes against. There were 12,333,145 abstentions and 541,781,474 broker non-votes.

A shareholder resolution proposed by Mrs. Evelyn Y. Davis was defeated by the shareholders. The proposal requested that the Board of Directors provide for cumulative voting in the election of directors. The Board opposed the resolution. The shareholders cast 558,974,175 votes in favor of the resolution and 1,290,224,761 votes against. There were 9,927,905 abstentions and 541,781,474 broker non-votes.

A shareholder resolution proposed by Walden Asset Management was defeated by the shareholders. The proposal requested shareholders be given an advisory vote on the compensation of certain executive officers. The Board opposed the resolution. The shareholders cast 826,408,834 votes in favor of the resolution and 965,702,952 votes against. There were 67,015,055 abstentions and 541,781,474 broker non-votes.

Although these actions occurred following the first quarter, the Company is voluntarily including this information here.

Item 6.	Exhibits

Exhibit
3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 13, 2009).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 29, 2009	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President & Comptroller and Global Household Care Finance and Accounting

EXHIBIT INDEX

Exhibit
3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 13, 2009).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.