Form 10-Q
period 2009-12-31
PROCTER & GAMBLE CO
filed 2010-01-28
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

There were 2,904,592,954 shares of Common Stock outstanding as of December 31, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and six months ended December 31, 2009 and 2008, the Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2009	2008	2009	2008
Net Sales	$21,027	$19,763	$40,834	$40,746
Cost of products sold	9,736	9,799	19,134	20,357
Selling, general and administrative expense	6,636	5,909	12,597	11,948

Operating Income	4,655	4,055	9,103	8,441
Interest expense	224	354	511	693
Other non-operating income, net	53	67	76	347

Earnings from Continuing Operations Before Income Taxes	4,484	3,768	8,668	8,095
Income taxes	1,335	955	2,492	2,167

Net Earnings from Continuing Operations	3,149	2,813	6,176	5,928
Net Earnings from Discontinued Operations	1,510	2,191	1,790	2,424

Net Earnings	$4,659	$5,004	$7,966	$8,352

Per Common Share
Basic net earnings from continuing operations	$1.06	$0.94	$2.08	$1.96
Basic net earnings from discontinued operations	$0.52	$0.74	$0.61	$0.81

Basic net earnings	$1.58	$1.68	$2.69	$2.77
Diluted net earnings from continuing operations	$1.01	$0.89	$1.98	$1.85
Diluted net earnings from discontinued operations	$0.48	$0.69	$0.58	$0.76

Diluted net earnings	$1.49	$1.58	$2.56	$2.61
Dividends	$0.44	$0.40	$0.88	$0.80
Diluted Weighted Average Common Shares Outstanding	3,118.5	3,170.8	3,114.5	3,205.1

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2010 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31 2009	June 30 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$4,130	$4,781
Accounts receivable			6,544	5,836
Inventories
Materials and supplies			1,788	1,557
Work in process			640	672
Finished goods			4,436	4,651

Total inventories			6,864	6,880
Deferred income taxes			1,217	1,209
Prepaid expenses and other current assets			3,006	3,199

TOTAL CURRENT ASSETS			21,761	21,905
PROPERTY, PLANT AND EQUIPMENT
Buildings			6,945	6,724
Machinery and equipment			29,859	29,042
Land			883	885

Total property, plant and equipment			37,687	36,651
Accumulated depreciation			(18,041)	(17,189)

NET PROPERTY, PLANT AND EQUIPMENT			19,646	19,462
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			56,979	56,512
Trademarks and other intangible assets, net			32,624	32,606

NET GOODWILL AND OTHER INTANGIBLE ASSETS			89,603	89,118
OTHER NON-CURRENT ASSETS			4,283	4,348

TOTAL ASSETS			$135,293	$134,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$5,433	$5,980
Accrued and other liabilities			10,463	8,601
Debt due within one year			7,780	16,320

TOTAL CURRENT LIABILITIES			23,676	30,901
LONG-TERM DEBT			22,309	20,652
DEFERRED INCOME TAXES			11,045	10,752
OTHER NON-CURRENT LIABILITIES			9,316	9,146

TOTAL LIABILITIES			66,346	71,451
SHAREHOLDERS’ EQUITY
Preferred stock			1,301	1,324
Common stock - shares issued -	31-Dec	4,007.4	4,007
	30-Jun	4,007.3		4,007
Additional paid-in capital			61,370	61,118
Reserve for ESOP debt retirement			(1,347)	(1,340)
Accumulated other comprehensive income (loss)			(2,236)	(3,358)
Treasury stock			(57,074)	(55,961)
Retained earnings			62,616	57,309
Noncontrolling interest			310	283

TOTAL SHAREHOLDERS’ EQUITY			68,947	63,382

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$135,293	$134,833

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2010 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2009	2008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,781	$3,313
OPERATING ACTIVITIES
Net earnings	7,966	8,352
Depreciation and amortization	1,529	1,503
Share-based compensation expense	205	223
Deferred income taxes	(7)	192
Gain on sale of businesses	(2,637)	(2,304)
Changes in:
Accounts receivable	(826)	(775)
Inventories	48	(825)
Accounts payable, accrued and other liabilities	1,313	(668)
Other operating assets and liabilities	312	(150)
Other	(54)	92

TOTAL OPERATING ACTIVITIES	7,849	5,640

INVESTING ACTIVITIES
Capital expenditures	(1,274)	(1,421)
Proceeds from asset sales	3,039	1,017
Acquisitions, net of cash acquired	(70)	(323)
Change in investments	(49)	52

TOTAL INVESTING ACTIVITIES	1,646	(675)

FINANCING ACTIVITIES
Dividends to shareholders	(2,672)	(2,493)
Change in short-term debt	(2,902)	4,096
Additions to long-term debt	1,495	2,912
Reductions of long-term debt	(5,169)	(2,183)
Treasury stock purchases	(1,414)	(5,243)
Impact of stock options and other	318	551

TOTAL FINANCING ACTIVITIES	(10,344)	(2,360)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	198	(265)
CHANGE IN CASH AND CASH EQUIVALENTS	(651)	2,340

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,130	$5,653

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The results of operations for the three-month and six-month periods ended December 31, 2009 are not necessarily indicative of annual results.

For the quarter ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through January 28, 2010, the date of financial statement issuance.

2.	Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended December 31, 2009 and 2008 was $4,386 million and $2,644 million, respectively. For the six months ended December 31, 2009 and 2008, total comprehensive income was $9,088 million and $2,392 million, respectively.

3.	Segment Information - Effective July 1, 2009, we implemented a number of changes to the organization structure of the Beauty GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Grooming reportable segment and are now included in the Beauty reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Beauty reportable segment to the Grooming reportable segment. In addition, the Beauty GBU was renamed the Beauty and Grooming GBU. These changes have been reflected in our segment reporting for all periods presented. As discussed in Note 10, certain divested businesses are presented as discontinued operations and are excluded from segment results for all periods presented.

Following is a summary of segment results.

		Three Months Ended December 31			Six Months Ended December 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty and Grooming GBU
Beauty	2009	$5,217	$1,137	$876	$10,138	$2,164	$1,653
	2008	4,898	1,054	821	10,079	2,072	1,609

Grooming	2009	2,095	613	433	3,953	1,102	784
	2008	2,038	550	394	4,128	1,160	837
Health and Well-Being GBU
Health Care	2009	3,071	790	534	6,050	1,620	1,084
	2008	2,930	723	495	6,031	1,480	998

Snacks and Pet Care	2009	835	143	98	1,590	256	172
	2008	791	103	63	1,598	193	118
Household Care GBU
Fabric Care and Home Care	2009	6,311	1,433	965	12,441	2,943	1,974
	2008	5,797	1,024	658	12,280	2,285	1,484

Baby Care and Family Care	2009	3,817	925	579	7,406	1,810	1,136
	2008	3,466	665	418	7,238	1,472	932
Corporate	2009	(319)	(557)	(336)	(744)	(1,227)	(627)
	2008	(157)	(351)	(36)	(608)	(567)	(50)

Total	2009	21,027	4,484	3,149	40,834	8,668	6,176
	2008	19,763	3,768	2,813	40,746	8,095	5,928

4.	Goodwill and Other Intangible Assets - Goodwill as of December 31, 2009 is allocated by reportable segment and global business unit as follows (amounts in millions):

Six Months Ended December 31, 2009
BEAUTY & GROOMING GBU
Beauty, beginning of year	$18,668
Acquisitions and divestitures	21
Translation and other	178

Goodwill, December 31, 2009	18,867
Grooming, beginning of year	21,391
Acquisitions and divestitures	(19)
Translation and other	143

Goodwill, December 31, 2009	21,515
HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,404
Acquisitions and divestitures	(249)
Translation and other	41

Goodwill, December 31, 2009	8,196
Snacks and Pet Care, beginning of year	2,055
Acquisitions and divestitures	—
Translation and other	4

Goodwill, December 31, 2009	2,059
HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,408
Acquisitions and divestitures	(3)
Translation and other	31

Goodwill, December 31, 2009	4,436
Baby Care and Family Care, beginning of year	1,586
Acquisitions and divestitures	(1)
Translation and other	24

Goodwill, December 31, 2009	1,609
CORPORATE
Corporate, beginning of year	—
Acquisitions and divestitures	297
Translation and other	—

Goodwill, December 31, 2009	297
GOODWILL, beginning of year	56,512
Acquisitions and divestitures	46
Translation and other	421

Goodwill, December 31, 2009	$56,979

The increase in goodwill from June 30, 2009 is primarily due to the acquisition of MDVIP, a physicians’ network focused on preventative medicine, and currency translation, partially offset by the divestiture of the pharmaceuticals business.

Identifiable intangible assets as of December 31, 2009 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,738	$3,367
Intangible assets with indefinite lives	27,253	—

Total identifiable intangible assets	$35,991	$3,367

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization of intangible assets for the three months ended December 31, 2009 and 2008 was $143 million and $150 million, respectively. For the six months ended December 31, 2009 and 2008, the amortization of intangible assets was $288 million and $310 million, respectively.

5.	Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months and six months ended December 31, 2009 and 2008 are summarized in the following table (amounts in millions):

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Share-Based Compensation
Stock options	$98	$90	$191	$197
Other share-based awards	8	7	14	26

Total share-based compensation	$106	$97	$205	$223

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended December 31		Three Months Ended December 31
Amounts in millions	2009	2008	2009	2008
Service cost	$57	$53	$26	$23
Interest cost	150	136	64	61
Expected return on plan assets	(113)	(117)	(107)	(111)
Amortization of deferred amounts	4	4	(6)	(6)
Recognized net actuarial loss	23	6	5	1

Gross benefit cost (credit)	121	82	(18)	(32)
Dividends on ESOP preferred stock	—	—	(28)	(26)

Net periodic benefit cost (credit)	$121	$82	$(46)	$(58)

	Pension Benefits		Other Retiree Benefits
	Six Months Ended December 31		Six Months Ended December 31
Amounts in millions	2009	2008	2009	2008
Service cost	$112	$112	$52	$46
Interest cost	297	288	127	123
Expected return on plan assets	(224)	(249)	(214)	(222)
Amortization of deferred amounts	8	8	(11)	(12)
Recognized net actuarial loss	46	14	9	2

Gross benefit cost (credit)	239	173	(37)	(63)
Dividends on ESOP preferred stock	—	—	(56)	(52)

Net periodic benefit cost (credit)	$239	$173	$(93)	$(115)

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

For additional details on the Company’s risk management activities, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

The following table sets forth the Company’s financial assets and liabilities as of December 31 and June 30, 2009 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	December 31, 2009	June 30, 2009	December 31, 2009	June 30, 2009	December 31, 2009	June 30, 2009	December 31, 2009	June 30, 2009
Assets at fair value:
Investment securities	$19	$—	$195	$174	$40	$38	$254	$212
Derivatives relating to:
Other foreign currency instruments (1)	—	—	71	300	—	—	71	300
Interest rate	—	—	18	—	—	—	18	—
Net investment hedges	—	—	57	83	—	—	57	83
Commodities	—	3	32	25	—	—	32	28

Total assets at fair value (2)	$19	$3	$373	$582	$40	$38	$432	$623

Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	$—	$—	$139	$103	$—	$—	$139	$103
Other foreign currency instruments (1)	—	—	257	39	—	—	257	39
Interest rate	—	—	22	13	—	—	22	13
Net investment hedges	—	—	54	85	—	—	54	85
Commodities	—	2	13	96	—	3	13	101

Total liabilities at fair value (3)	$—	$2	$485	$336	$—	$3	$485	$341

(1)	The other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.
(2)	All assets are presented in prepaid expenses and other current assets or other noncurrent assets with the exception of investment securities which are only presented in other noncurrent assets.
(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial assets and liabilities balances for the period June 30 to December 31, 2009.

Amounts in millions	Derivatives	Investment Securities
June 30, 2009	$(3)	$38
Total gains or (losses) (realized/unrealized) included in earnings (or changes in net assets)	—	—
Total gains or (losses) (realized/unrealized) included in OCI	1	2
Net purchases, issuances and settlements	2	—
Transfers in/(out) of Level 3	—	—

December 31, 2009	$—	$40

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of December 31, 2009 was $315 million. The Company has never been required to post any collateral as a result of these contractual features.

On July 1, 2009, we adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations. The adoption of this new guidance did not have a material effect on our financial position, results of operations or cash flows for the periods presented. There were no significant assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended December 31, 2009.

Fair Values of Other Financial Instruments

Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $23,619 million and $21,514 million at December 31 and June 30, 2009, respectively.

Disclosures about Derivative Instruments

The fair values and amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions as of, and for the three and six months ended, December 31, 2009 are as follows:

Amounts in millions Derivatives in Cash Flow Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	December 31	December 31	December 31	Three Months Ended December 31	Six Months Ended December 31
Interest rate contracts	$750	$(4)	$20	$(2)	$(9)
Foreign currency contracts	690	(139)	25	29	(22)
Commodity contracts	197	19	10	(24)	(85)

Total	$1,637	$(124)	$55	$3	$(116)

Derivatives in Fair Value Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in Debt on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion) (2)
	December 31	December 31	December 31	Three Months Ended December 31	Six Months Ended December 31
Interest rate contracts	$8,568	$—	$43	$2	$(3)

Total	$8,568	$—	$43	$2	$(3)

Derivatives in Net Investment Hedging Relationships	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion) (2)
	December 31	December 31	December 31	Three Months Ended December 31	Six Months Ended December 31
Net investment hedges	$2,431	$3	$—	$4	$4

Total	$2,431	$3	$—	$4	$4

Derivatives Not Designated as Hedging Instruments	Notional Amount (Ending Balance)	Fair Value Asset (Liability)	Amount of Gain or (Loss) Recognized in Income (3)
	December 31	December 31	Three Months Ended September 30	Six Months Ended December 31
Foreign currency contracts	$12,676	$(186)	$(146)	$114

Total	$12,676	$(186)	$(146)	$114

(1)	The gain or loss reclassified from accumulated OCI into income is included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative expense and interest expense and commodity contracts in cost of products sold.
(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.
(3)	The gain or loss on foreign currency contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings in selling, general and administrative expense.

During the next 12 months, the amount of the December 31, 2009 OCI balance that will be reclassified to earnings is expected to be immaterial. In addition, the total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

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

In December 2007, the FASB also issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new accounting guidance requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company retrospectively adopted the presentation and disclosure requirements of the new guidance on July 1, 2009. The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows. Noncontrolling interests of $283 million at June 30, 2009 were reclassified from liabilities to shareholders’ equity in the Consolidated Balance Sheet. Net expense for income attributable to the noncontrolling interest totaling $33 million and $11 million for the three months ended December 31, 2009 and 2008, respectively, and $61 million and $32 million for the six months ended December 31, 2009 and 2008, respectively, are not presented separately in the Consolidated Statements of Earnings due to immateriality, but are reflected within other non-operating income, net. Net earnings represent net income attributable to the Company’s common shareholders.

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

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company has identified violations in certain European countries and appropriate actions were taken.

In December 2009, the authorities in France and Italy issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in France and Italy, respectively. The Company will have the opportunity to respond to these complaints. As a result of our initial analysis of these complaints, the Company recorded charges totaling $267 million during the current quarter for potential fines for competition law violations.

The remaining matters are in various stages of the investigatory process. It is still too early for us to reasonably estimate the total amount of fines to which the Company will be subject as a result of these various competition law issues. However, the ultimate resolution of these matters will likely result in fines or other costs in excess of amounts accrued to date that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. In other industries, these fines have amounted to hundreds of millions of dollars. We will continue to monitor developments for all of these investigations, and will record additional charges as appropriate.

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

Income Tax Uncertainties

P&G is present in over 150 taxable jurisdictions, and at any point in time has 50 – 60 audits underway at various stages of completion. We have tax years open ranging from 1997 and forward. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. However, we evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and related reserves are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law, and closing of statute of limitations. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions for which we have accrued existing liabilities of approximately $500 million.

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

10.	Discontinued Operations

In October 2009, the Company completed the divestiture of our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion of cash, net of assumed and transferred liabilities. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceutical products, our prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. In addition, the majority of the 2,300 employees working on the pharmaceuticals business were transferred to Warner Chilcott. The Company recorded an after-tax gain on the transaction of $1,464 million, which is included in net earnings from discontinued operations in the Consolidated Statements of Earnings for the three-month and six-month periods ended December 31, 2009.

The pharmaceuticals business had historically been part of the Company’s Health Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

In November 2008, the Company completed the divestiture of our coffee business through the merger of its Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all shares of Folgers common stock, resulting in an increase of treasury stock of $2,466 million. Pursuant to the merger, a Smucker subsidiary merged with and into Folgers and Folgers became a wholly owned subsidiary of Smucker. The Company recorded an after-tax gain on the transaction of $2,011 million, which is included in net earnings from discontinued operations in the Consolidated Statements of Earnings for the three-month and six-month periods ended December 31, 2008.

The coffee business had historically been part of the Company’s Snacks, Coffee and Pet Care reportable segment, as well as the coffee portion of our away-from-home business, which was included in the Fabric Care and Home Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Folgers are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Following is selected financial information included in net earnings from discontinued operations for the pharmaceuticals and coffee businesses:

	Three months ended December 31
	2009			2008
Amounts in millions	Pharma	Coffee	Total	Pharma	Coffee	Total
Net sales	$196	$—	$196	$605	$223	$828

Earnings from discontinued operations	70	—	70	219	51	270
Income tax expense	(24)	—	(24)	(70)	(20)	(90)
Gain on sale of discontinued operations	2,438	—	2,438	—	1,896	1,896
Income tax benefit (expense) on sale	(974)	—	(974)	—	115	115

Net earnings from discontinued operations	1,510	—	1,510	149	2,042	2,191

	Six months ended December 31
	2009			2008
Amounts in millions	Pharma	Coffee	Total	Pharma	Coffee	Total
Net sales	$751	$—	$751	$1,204	$668	$1,872

Earnings from discontinued operations	306	—	306	459	167	626
Income tax expense	(101)	—	(101)	(150)	(63)	(213)
Gains on sales of discontinued operations	2,632	—	2,632	—	1,896	1,896
Income tax benefit (expense) on sale	(1,047)	—	(1,047)	—	115	115

Net earnings from discontinued operations	1,790	—	1,790	309	2,115	2,424

The net gain on the sale of the pharmaceuticals business for the six-month period ended December 31, 2009 includes an after-tax gain of $121 million on the sale of the Actonel brand in Japan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended December 31, 2009

•	Results of Operations – Six Months Ended December 31, 2009

•	Business Segment Discussion – Three and Six Months Ended December 31, 2009

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

On October 30, 2009, we sold our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceuticals products, prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. The pharmaceuticals business had historically been part of the Health Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, are excluded from continuing operations and from segment results.

The table below provides more information about the components of our GBU structure.

GBU	Reportable Segment	Key Product Categories	Key Products	Billion Dollar Brands
Beauty and Grooming	Beauty	Hair Care	Hair Colorants, Shampoos and Conditioners	Head & Shoulders, Pantene
		Salon Professional	Hair Colorants, Shampoos and Conditioners	Wella
		Female Beauty	Cosmetics, Deodorants, Female Blades and Razors, Personal Cleansing and Skin Care	Olay
		Prestige	Fine Fragrances and Prestige Skin Care (SK II)
	Grooming	Male Grooming	Male Blades & Razors and Male Personal Care Products (Deodorants, Face and Shave Products, Hair Care, Personal Cleansing)	Fusion, Gillette, Mach3
		Appliances (Braun)	Electric Hair Removal Devices and Home Appliances	Braun

Health and Well-Being	Health Care	Feminine Care	Feminine Pads and Tampons	Always
		Personal Health Care	Personal Diagnostics, Digestive and Respiratory Health Products
		Oral Care	Oral Rinses, Toothbrushes and Toothpastes	Crest, Oral-B
	Snacks and Pet Care	Pet Care	Wet and Dry Pet Food	Iams
		Snacks	Potato Crisps	Pringles

Household Care	Fabric Care and Home Care	Fabric Care	Laundry Detergents and Fabric Softeners	Ariel, Downy, Gain, Tide
		Home Care	Air and Fabric Fresheners, Dishwashing Detergents, Hard Surface Cleaners	Dawn
		Batteries	Batteries and Personal Power Devices	Duracell
	Baby Care and Family Care	Baby Care	Baby Wipes and Diapers	Pampers
		Family Care	Bath Tissue, Facial Tissue and Paper Towels	Bounty, Charmin

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three months ended December 31, 2009 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	25%
Grooming	10%	12%
Health and Well-Being GBU
Health Care	14%	15%
Snacks and Pet Care	4%	3%
Household Care GBU
Fabric Care and Home Care	30%	28%
Baby Care and Family Care	18%	17%
Total	100%	100%

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the six months ended December 31, 2009 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	24%
Grooming	9%	11%
Health and Well-Being GBU
Health Care	15%	16%
Snacks and Pet Care	4%	3%
Household Care GBU
Fabric Care and Home Care	30%	29%
Baby Care and Family Care	18%	17%
Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the six months ended December 31, 2009:

•	Net sales were in line with the prior year period at $40.8 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, grew 3%.

•	Unit volume increased 1% versus the comparable prior year period behind growth in the Household Care GBU.

•

Net earnings from continuing operations were $6.2 billion, an increase of 4% versus the prior year period due to higher operating margin. Net earnings declined 5% compared to the prior year period to $8.0 billion mainly due to lower current period gains on the sale of discontinued operations.

•

Diluted net earnings per share were $2.56, down 2% versus the prior year period. Diluted net earnings per share declined less than net earnings due to share repurchase activity. On a continuing operations basis, diluted net earnings per share increased 7% to $1.98.

•

Operating cash flow increased $2.2 billion versus the prior year period to $7.8 billion. Free cash flow, which is operating cash flow less capital expenditures, was $6.6 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 83%.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2009

The following discussion provides a review of results for the three months ended December 31, 2009 versus the three months ended December 31, 2008.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended December 31
	2009	2008	% CHG
Net Sales	$21,027	$19,763	6%
Cost of Products Sold	9,736	9,799	-1%

Gross Margin	11,291	9,964	13%
Selling, General & Administrative Expense	6,636	5,909	12%

Operating Income	4,655	4,055	15%
Total Interest Expense	224	354
Other Non-operating Income, Net	53	67

Earnings From Continuing Operations Before Income Taxes	4,484	3,768	19%
Income Taxes	1,335	955

Net Earnings From Continuing Operations	3,149	2,813	12%

Net Earnings From Discontinued Operations	1,510	2,191

Net Earnings	4,659	5,004	-7%

Effective Tax Rate – Continuing Operations	29.8%	25.3%
Per Common Share:
Basic Net Earnings – Continuing Operations	$1.06	$0.94
Basic Net Earnings – Discontinued Operations	$0.52	$0.74

Basic Net Earnings	$1.58	$1.68
Diluted Net Earnings – Continuing Operations	$1.01	$0.89	13%
Diluted Net Earnings – Discontinued Operations	$0.48	$0.69

Diluted Net Earnings	$1.49	$1.58	-6%
Dividends	$0.44	$0.40	10%
Average Diluted Shares Outstanding	3,118.5	3,170.8

Comparisons as a % of Net Sales			Basis Point Change
Cost of Products Sold	46.3%	49.6%	(330)
Gross Margin	53.7%	50.4%	330
Selling, General & Administrative Expense	31.6%	29.9%	170
Operating Margin	22.1%	20.5%	160
Earnings From Continuing Operations Before Income Taxes	21.3%	19.1%	220
Net Earnings From Continuing Operations	15.0%	14.2%	80

Net sales increased 6% during the October - December quarter to $21.0 billion on a 5% increase in unit volume. Positive pricing impacts contributed 1% to net sales growth primarily due to price increases taken in Venezuela to offset higher costs. Favorable foreign exchange added 2% to net sales growth as key foreign currencies strengthened versus the U.S. dollar. Negative mix reduced net sales by 2% mainly due to unfavorable geographic mix. Organic sales growth was 5% with all segments delivering flat or better organic sales growth. Volume growth was broad based with growth in all geographic regions, led by mid-single-digits or higher growth in the North America, Asia and Central & Eastern Europe/Middle East/Africa (CEEMEA) regions. All reportable segments except Grooming grew volume, led by double-digit growth in Baby Care and Family Care and high single-digit growth in Fabric Care and Home Care. Volume growth was driven by initiative activity, increased marketing and promotional support, market growth in some businesses and a base period that was impacted by trade inventory reductions and consumption declines.

	Net Sales Change Drivers 2009 vs. 2008 (Three Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	2%	3%	3%	2%	0%	7%
Grooming	-2%	-2%	3%	4%	-2%	3%
Health and Well-Being GBU
Health Care	3%	3%	3%	1%	-2%	5%
Snacks and Pet Care	1%	1%	2%	5%	-2%	6%
Household Care GBU
Fabric Care and Home Care	8%	8%	2%	-1%	0%	9%
Baby Care and Family Care	10%	10%	2%	0%	-2%	10%

Total Company	5%	5%	2%	1%	-2%	6%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin expanded to 53.7% of net sales, an increase of 330 basis points for the quarter. Lower commodity and energy costs increased gross margin by approximately 160 basis points. Gross margin also benefited from manufacturing cost savings, price increases and volume scale leverage, partially offset by negative product mix and unfavorable foreign exchange impacts driven by the disparity in exchange impacts between sales and input costs in countries where input costs are not denominated in local currency.

Total selling, general and administrative expenses (SG&A) were up 12% to $6.6 billion. SG&A as a percentage of net sales increased 170 basis points due to an increase in other operating expenses and higher marketing spending as a percentage of net sales, partially offset by a decline in overhead spending as a percentage of net sales. Other operating expenses as a percentage of net sales increased behind a charge of $267 million for potential competition law fines (see note 9 to the consolidated financial statements) and higher foreign currency exchange costs of $226 million resulting from our operations in Venezuela (see Foreign Currency Translation – Venezuela Impacts, below). Marketing spending as a percentage of net sales increased behind additional investments to support business growth, partially offset by media rate savings. Overhead spending as a percentage of net sales decreased primarily due to the positive scale leveraging impact of higher sales.

Interest expense was down $130 million for the quarter to $224 million due mainly to lower interest rates on floating rate debt and a reduction in debt outstanding. Other non-operating income was down $14 million to $53 million mainly due to gains on the sale of minor brands in the prior year period. The effective tax rate on continuing operations increased 450 basis points to 29.8% primarily due to lower audit settlements and foreign tax credits and the non-deductibility of the charge for potential competition law fines.

Net earnings from continuing operations were $3.1 billion, an increase of 12% for the quarter behind net sales growth, operating margin expansion and lower interest expense, partially offset by a higher tax rate. Operating margin expanded primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Diluted net earnings per share from continuing operations increased 13% versus the prior year to $1.01.

Net earnings from discontinued operations declined $681 million for the quarter to $1.5 billion primarily due to lower gains on the sale of discontinued operations. In the current period, we had a gain of $1.5 billion from the sale of the global pharmaceuticals business versus the $2.0 billion prior period gain on the sale of the Folgers coffee business. In addition, earnings were negatively impacted by the loss of contribution from the global pharmaceuticals business which was divested at the end of October 2009.

Net earnings decreased 7% to $4.7 billion for the quarter behind a decrease in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share were down 6% to $1.49. Earnings per share growth rates differ from net earnings growth rates due to a reduction in the number of shares outstanding resulting from share repurchases.

Foreign Currency Translation – Venezuela Impacts

As of January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar will be the functional currency for our subsidiaries in Venezuela. Going forward, currency remeasurement adjustments for these subsidiaries’ financial statements and other transactional foreign exchange gains and losses will be reflected in earnings. Through December 31, 2009 (prior to being designated as highly inflationary), translation adjustments were reflected in Shareholders’ equity as part of other comprehensive income.

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, will change from 2.15 to 2.6, while payments for other non-essential goods will move to an exchange rate of 4.3. Some of our imported products are expected to fall into the essential classification and qualify for the 2.6 rate. However, our overall results in Venezuela will be reflected at the 4.3 rate expected to be applicable to dividend repatriations.

We will need to remeasure our local balance sheets during the January-March 2010 quarter to reflect the impact of the devaluation. However, we expect this impact to be nominal due to our net balance sheet position. There will also be an ongoing impact related to measuring our income statement at the new exchange rates. Our earnings from Venezuela will be reflected in our consolidated financial statements at the 4.3 official rate, as this is the rate at which we expect to be able to repatriate dividends. Moving from the 2.15 rate to 4.3 will reduce future total company reported sales by less than 2% on a going basis. This will not impact our organic sales growth rate, which excludes the impact of foreign currency changes. Versus our existing business plans, the exchange rate change will also reduce our reported earnings by $150 million to $300 million for the balance of fiscal 2010. Over time, we intend to restore the sales and profit levels achieved prior to the devaluation. However, our ability to do so will be impacted by several factors, including the company’s ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, economic conditions in Venezuela such as inflation and consumer spending, and the availability of raw materials, utilities and energy.

Because of currency restrictions in Venezuela, payments for certain imported goods and services are satisfied by exchanging Bolivares fuertes for U.S. dollars through securities transactions in the parallel market rather than at the more favorable official exchange rate. At the discretion of management, these securities transactions can be utilized to manage exposure to currency movements on local cash balances. A reduction in the availability of foreign currency at the official exchange rate resulted in increased costs for exchange transactions executed using securities transactions in the parallel market during the current year, as discussed elsewhere in this management discussion and analysis. Going forward, the devaluation of the official rate has reduced the differential between the official and parallel exchange rate and is therefore expected to reduce the incremental cost of exchanging currencies through securities transactions in the parallel market. However, at this time, we are not able to reasonably estimate the future state of exchange controls in Venezuela and the availability of official foreign exchange rate U.S. dollars.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2009

The following discussion provides a review of results for the six months ended December 31, 2009 versus the six months ended December 31, 2008.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Six Months Ended December 31
	2009	2008	% CHG
Net Sales	$40,834	$40,746	0%
Cost of Products Sold	19,134	20,357	-6%

Gross Margin	21,700	20,389	6%
Selling, General & Administrative Expense	12,597	11,948	5%

Operating Income	9,103	8,441	8%
Total Interest Expense	511	693
Other Non-operating Income, Net	76	347

Earnings From Continuing Operations Before Income Taxes	8,668	8,095	7%
Income Taxes	2,492	2,167

Net Earnings From Continuing Operations	6,176	5,928	4%

Net Earnings From Discontinued Operations	1,790	2,424

Net Earnings	7,966	8,352	-5%

Effective Tax Rate – Continuing Operations	28.7%	26.8%
Per Common Share:
Basic Net Earnings – Continuing Operations	$2.08	$1.96
Basic Net Earnings – Discontinued Operations	$0.61	$0.81

Basic Net Earnings	$2.69	$2.77
Diluted Net Earnings – Continuing Operations	$1.98	$1.85	7%
Diluted Net Earnings – Discontinued Operations	$0.58	$0.76

Diluted Net Earnings	$2.56	$2.61	-2%
Dividends	$0.88	$0.80	10%
Average Diluted Shares Outstanding	3,114.5	3,205.1

Comparisons as a % of Net Sales			Basis Point Change
Cost of Products Sold	46.9%	50.0%	(310)
Gross Margin	53.1%	50.0%	310
Selling, General & Administrative Expense	30.8%	29.3%	150
Operating Margin	22.3%	20.7%	160
Earnings From Continuing Operations Before Income Taxes	21.2%	19.9%	130
Net Earnings From Continuing Operations	15.1%	14.5%	60

Net sales were in line with the prior year period at $40.8 billion on a 1% increase in unit volume. Price increases, taken primarily in developing regions to offset local currency devaluations, added 2% to net sales. Unfavorable foreign exchange reduced net sales by 3% as many foreign currencies weakened versus the U.S. dollar, primarily in the first fiscal quarter. Volume was up low single digits in both developed and developing regions, led by mid-single–digits growth in Asia. Volume growth for the reportable segments was mixed, with low to mid-single-digit increases in the Fabric Care and Home Care, Baby Care and Family Care and Health Care segments, partially offset by mid-single-digit declines in the Grooming and Snacks and Pet Care segments. Organic sales increased 3% led by mid-single-digits growth in the Household Care GBU.

	Net Sales Change Drivers 2009 vs. 2008 (Six Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	0%	1%	-2%	3%	0%	1%
Grooming	-5%	-5%	-3%	5%	-1%	-4%
Health and Well-Being GBU
Health Care	1%	1%	-3%	2%	0%	0%
Snacks and Pet Care	-5%	-5%	-1%	5%	0%	-1%
Household Care GBU
Fabric Care and Home Care	3%	3%	-3%	1%	0%	1%
Baby Care and Family Care	4%	4%	-2%	1%	-1%	2%

Total Company	1%	1%	-3%	2%	0%	0%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin increased 310 basis points versus the comparable prior year period to 53.1% of net sales. Lower commodity and energy costs increased gross margin by approximately 170 basis points. Gross margin also benefited from manufacturing cost savings and price increases, partially offset by unfavorable foreign exchange impacts and negative product and geographic mix.

Total SG&A increased 5% to $12.6 billion due to higher other operating expenses, partially offset by lower overhead spending. Other operating expenses increased mainly due to Venezuela-related foreign currency exchange costs of $546 million and a charge for potential competition law fines of $267 million. SG&A as a percentage of net sales increased 150 basis points to 30.8% behind a 180 basis point increase in other operating expenses as a percentage of sales, driven by the aforementioned currency exchange costs and charges for competition law fines, partially offset by a decrease in overhead spending as a percentage of net sales, driven by productivity improvements and lower restructuring spending. Marketing spending as a percentage of net sales was consistent with the prior year period as additional marketing investments were offset by media rate savings.

Interest expense was down $182 million versus the comparable prior year period, a decrease of 26% due primarily to lower interest rates on floating rate debt and a reduction in debt outstanding. Other non-operating income declined $271 million to $76 million mainly due to gains on the sale of minor brands in the prior year period. The effective tax rate on continuing operations increased 190 basis points to 28.7% primarily due to lower audit settlements and foreign tax credits and the non-deductibility of the charge for potential competition law fines.

Net earnings from continuing operations increased 4% to $6.2 billion mainly due to an increase in operating margin, partially offset by an increase in the effective tax rate. Operating margin expanded primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Diluted net earnings per share from continuing operations increased 7% versus the prior year period to $1.98.

Net earnings from discontinued operations decreased $634 million to $1.8 billion primarily due to lower gains on the sale of discontinued operations. In the current year, we had a gain of $1.5 billion from the sale of the global pharmaceuticals business, as compared to the $2.0 billion prior year gain on the sale of the Folgers coffee business. In addition, earnings were negatively impacted by the loss of contribution from the global pharmaceuticals business which was divested at the end of October 2009.

Net earnings declined 5% versus the prior year period to $8.0 billion behind a decrease in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share were down 2% to $2.56. Earnings per share growth rates differed from net earnings growth rates due to a reduction in the number of shares outstanding resulting from share repurchases.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2009

The following discussion provides a review of results by business segment. Analyses of the results for the three and six months ended December 31, 2009 are provided compared to the same three and six month period ended December 31, 2008. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three and six months ended December 31, 2009 versus the comparable prior year periods (amounts in millions):

	Three Months Ended December 31, 2009
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$5,217	7%	$1,137	8%	$876	7%
Grooming	2,095	3%	613	11%	433	10%
Health and Well-Being GBU
Health Care	3,071	5%	790	9%	534	8%
Snacks and Pet Care	835	6%	143	39%	98	56%
Household Care GBU
Fabric Care and Home Care	6,311	9%	1,433	40%	965	47%
Baby Care and Family Care	3,817	10%	925	39%	579	39%

Total Business Segments	21,346	7%	5,041	22%	3,485	22%
Corporate	(319)	N/A	(557)	N/A	(336)	N/A

Total Company	$21,027	6%	$4,484	19%	$3,149	12%

	Six Months Ended December 31, 2009
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$10,138	1%	$2,164	4%	$1,653	3%
Grooming	3,953	-4%	1,102	-5%	784	-6%
Health and Well-Being GBU
Health Care	6,050	0%	1,620	9%	1,084	9%
Snacks and Pet Care	1,590	-1%	256	33%	172	46%
Household Care GBU
Fabric Care and Home Care	12,441	1%	2,943	29%	1,974	33%
Baby Care and Family Care	7,406	2%	1,810	23%	1,136	22%

Total Business Segments	41,578	1%	9,895	14%	6,803	14%
Corporate	(744)	N/A	(1,227)	N/A	(627)	N/A

Total Company	$40,834	0%	$8,668	7%	$6,176	4%

BEAUTY AND GROOMING GBU

Beauty

Beauty net sales increased 7% in the second fiscal quarter to $5.2 billion on a 2% increase in unit volume. Organic sales increased 4% versus the prior year period. Price increases, primarily in developing regions to offset currency impacts, and favorable foreign exchange added 2% and 3%, respectively, to net sales growth. Organic volume, which excludes acquisitions and divestitures, was up 3% behind mid-single-digit growth in developing regions, partially offset by a low single-digit decline in developed regions. Volume in Hair Care increased low single digits mainly due to double-digit growth in Asia driven by both market and share growth. Volume in Female Beauty increased low single digits primarily due to higher shipments of female skin care and personal cleansing products in developing regions. Volume in Salon Professional was down double digits due to the exit of non-strategic businesses and continued market contractions. Volume in Prestige decreased low single digits as continued contraction of the fragrance market was mostly offset by trade inventory reductions in the prior year period. Net earnings were up 7% versus the prior year period to $876 million on higher net sales and operating margin expansion, partially offset by a higher tax rate. Gross margin expansion, primarily due to price increases and manufacturing cost savings, was partially offset by higher SG&A as a percentage of sales behind increased marketing spending and higher foreign currency exchange costs.

Beauty net sales increased 1% fiscal year to date to $10.1 billion. Organic sales increased 3%. Unit volume was consistent with the prior year period, while organic volume, which excludes acquisitions and divestitures, increased 1% driven by growth in Hair Care. Pricing increases, primarily taken in developing regions to offset currency devaluations, added 3% to net sales growth. Unfavorable foreign exchange reduced net sales by 2%. Hair Care volume grew low single digits behind growth of Pantene, Head & Shoulders and Rejoice primarily in Asia and Latin America. Female Beauty volume was down low single digits due to lower shipments of cosmetics behind the discontinuation of Max Factor in North America and lower merchandising and initiative activity, the fiscal 2009 divestiture of Noxzema and market share losses on non-strategic personal cleansing brands. Salon Professional volume declined double digits mainly due to the exit of non-strategic businesses and continued market contractions. Prestige volume declined mid-single digits due to continued contraction of the fragrance market. Net earnings grew 3% fiscal year to date to $1.7 billion behind operating margin expansion and net sales growth, partially offset by a higher tax rate. Operating margin increased due to higher gross margin driven by price increases and manufacturing costs savings. Gross margin expansion was partially offset by higher SG&A as a percentage of net sales due to higher foreign currency exchange costs and increased marketing spending.

Grooming

Grooming net sales grew 3% to $2.1 billion for the quarter on a 2% decline in unit volume. Organic sales were consistent with the prior year period. Favorable foreign exchange contributed 3% to net sales. Price increases, taken mainly in developing regions to offset currency impacts, added 4% to net sales for the quarter. Negative mix impacts reduced net sales by 2% as volume declines disproportionately affected developed regions and premium shaving systems, both of which have higher than segment average selling prices. Male Blades and Razors volume was down low single digits as market contractions and market share losses in developed regions were partially offset by initiative-driven growth in developing regions. Volume declines in premium shaving systems were mostly offset by growth in lower priced systems and disposables. Global market share of the blades and razors category was down nearly 2 points to about 70%. Male Personal Care volume declined high single digits behind increased competitive promotional activity on shave preparation products and distribution declines on Tag deodorants. Braun volume decreased low single digits behind a double-digit decline in developing regions mainly due to market contractions. Global market share of the dry shaving category was up about half a point to 33%. Net earnings increased 10% to $433 million for the quarter due to net sales growth and operating margin expansion, partially offset by a higher tax rate. Gross margin increased mainly due to price increases and lower commodity costs. SG&A as a percentage of net sales was up mainly due to higher foreign currency exchange costs, mostly offset by overhead spending reductions and marketing spending efficiencies.

Grooming net sales were down 4% to $4.0 billion fiscal year to date on a 5% decline in unit volume. Organic sales declined 1%. Price increases, taken primarily in developing regions to offset currency devaluations and across premium shaving systems, added 5% to net sales. Product mix had a negative 1% impact on net sales due to disproportionate volume decline of premium shaving systems, which have higher than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Volume in Blades and Razors was down mid-single digits mainly due to market contractions and market share losses in developed regions. A mid-single-digits increase of Gillette Fusion volume was more than offset by the continued double-digit decline of Mach3 volume. Global market share of the blades and razors category was down nearly 2 points to 70%. Volume in Male Personal Care declined high single digits primarily behind increased competitive promotional activity on shave preparation products and distribution declines on Tag deodorants. Volume in Braun was down high single digits due mostly to market contractions, particularly in home and hair care appliances. Global market share of the dry shaving category was down about half a point to approximately 34%. Net earnings were $784 million fiscal year to date, a decrease of 6% versus the comparable prior year period behind operating margin contraction and net sales decline. Operating margin decreased due to higher SG&A as a percentage of net sales, partially offset by an increase in gross margin due to price increases and lower commodity costs. The increase in SG&A as a percentage of net sales was driven by higher foreign currency exchange costs, partially offset by lower marketing and overhead spending as a percentage of net sales.

HEALTH AND WELL-BEING GBU

Health Care

Health Care net sales were up 5% for the quarter to $3.1 billion on a 3% increase in unit volume. Organic sales grew 2%. Favorable foreign exchange and positive pricing impacts added 3% and 1%, respectively to net sales growth. These impacts were partially offset by a 2% negative mix impact resulting from disproportionate growth in developing regions and unfavorable product mix. Volume in developing regions grew high single digits, while developed regions grew low single digits. Personal Health Care volume increased mid-single digits behind double-digit growth of Vicks due to higher cold and flu levels and double-digit growth of diagnostics products, partially offset by a double-digit decline of Prilosec OTC in North America due to increased competitive activity. Feminine Care volume was up low single digits due mainly to growth in the

CEEMEA and Asia regions, partially offset by market share losses in Latin America following price increases. Global market share of the feminine care category was down about 1 point to 35%. Oral Care volume grew mid-single digits behind initiative-driven growth in Western Europe, Latin America and Asia and trade inventory reductions in the base period, partially offset by a decline in North America. Net earnings grew 8% in the quarter to $534 million on higher net sales and operating margin expansion. Gross margin increased mainly due to price increases, lower commodity costs and manufacturing cost savings. SG&A as a percentage of net sales increased primarily due to higher foreign currency exchange costs and higher overhead and marketing spending to fund investments in business growth.

Health Care net sales fiscal year to date were consistent with the prior year period at $6.1 billion. Organic sales increased 3%. Unit volume increased 1% driven by growth of Personal Health Care and Oral Care. Price increases, taken mainly in developing regions to offset currency devaluations, added 2% to net sales. Unfavorable foreign exchange reduced net sales by 3%. Personal Health Care volume was up low singles digits driven by mid-single-digit growth of Vicks due to higher cold and flu levels and double-digit growth of diagnostic products, partially offset by a high-single-digit decline of Prilosec OTC in North America due to increased competitive activity. Oral Care volume increased low single digits behind initiative activity in Western Europe, Latin America and Asia. Feminine Care volume was in line with the prior year period as growth of Always and Naturella was offset by lower shipments of Tampax. Global market share of the feminine care category was down about 1 point to 35%. Net earnings were $1.1 billion fiscal year to date, an increase of 9% versus the prior year period behind operating margin expansion. Operating margin was up due to higher gross margin and lower SG&A as a percentage of net sales. Gross margin expanded behind price increases, lower commodity costs and manufacturing cost savings. SG&A as a percentage of net sales declined mainly due to lower marketing spending, partially offset by higher foreign currency exchange costs and overhead spending.

Snacks and Pet Care

Snacks and Pet Care net sales increased 6% to $835 million for the quarter on a 1% increase in unit volume. Organic sales increased 3%. The carryover impact of pricing to recover higher commodity costs added 5% to net sales. This was partially offset by negative mix impacts of 2% driven by the discontinuation of premium snack products which had higher than segment average selling prices. Favorable foreign exchange contributed 2% to net sales growth. Volume in Snacks declined low single digits driven by lower merchandising activity in North America and the discontinuation of some premium snack products. Volume in Pet Care increased mid-single digits behind continued success of product initiatives and increased promotional activity. Net earnings increased 56% versus the prior year period to $98 million behind gross margin expansion, net sales growth and a lower tax rate due to geographic mix of earnings, partially offset by higher SG&A as a percentage of net sales. Gross margin increased due to price increases, lower commodity costs and manufacturing cost savings. SG&A as a percentage of net sales increased mainly due to higher marketing spending.

Snacks and Pet Care net sales decreased 1% fiscal year to date to $1.6 billion on a 5% decline in unit volume. Organic sales were consistent with the prior year period. Price increases, taken primarily to offset high commodity costs, added 5% to net sales. Unfavorable foreign exchange reduced net sales by 1%. Volume in Snacks was down double-digits behind share losses and market contractions. Global market share of the snacks category was down about 1 point to approximately 9%. Share losses were driven primarily by lower merchandising activity in North America following the Super Stacks initiative and the discontinuation of some premium snack products. Volume in Pet Care increased low single digits due to continued success of product initiatives and increased promotional activity. Net earnings increased 46% to $172 million fiscal year to date behind higher operating margins and a lower tax rate. Operating margin expanded mainly due to higher gross margin driven by price increases, commodity cost declines and manufacturing cost savings, partially offset by higher SG&A as a percentage of net sales due to increased marketing and overhead spending.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Fabric Care and Home Care net sales grew 9% in the second fiscal quarter to $6.3 billion on an 8% increase in unit volume. Organic sales increased 7%. Price declines to improve consumer value reduced net sales by 1%. Favorable foreign exchange added 2% to net sales growth. All major brands contributed to volume growth for the segment. Fabric Care volume increased high single digits mainly due to a low base period, which included trade inventory reductions, and initiative-driven growth in the current period. Volume growth was broad-based in Fabric Care with growth in all regions. Home Care volume grew double digits due to initiative activity in all regions, market growth in North America and CEEMEA and trade inventory reductions in the prior year period. Batteries volume increased low single digits due to market growth in developing regions and trade inventory reductions in the prior year period. Net earnings grew 47% to $965 million primarily due to operating margin expansion, net sales growth and lower tax rate. Operating margin expanded behind improved gross margins, partially offset by higher SG&A as a percentage of net sales. Gross margin increased behind manufacturing cost savings and lower commodity costs. SG&A as a percentage of net sales was up due to an increase in marketing spending, partially offset by lower overhead spending as a percentage of net sales driven by scale leverage.

Fabric Care and Home Care net sales increased 1% to $12.4 billion fiscal year to date on a 3% increase in unit volume. Organic sales grew 4%. Price increases added 1% to net sales growth as the carry over impact of prior period price increases taken primarily in developing regions to offset currency devaluations was partially offset by more recent price reductions to improve consumer value. Unfavorable foreign exchange reduced net sales by 3%. Fabric Care volume increased low single digits behind new product launches and growth in Western Europe from incremental merchandising activity, partially offset by market share loss. Global market share of the fabric care category was down about 1 point. Home Care volume increased high single digits mainly due to new product launches and market growth. Global market share of the home care category was up half a point to 17%. Batteries volume was down low single digits primarily due to market share losses in North America and Western Europe. Global market share of the general purpose batteries category was down over half a point to about 27%. Net earnings increased 33% to $2.0 billion due to increased operating margin, a lower tax rate and higher net sales. Operating margin expanded due to higher gross margin, partially offset by higher SG&A as a percentage of net sales. Gross margin increased due to lower commodity costs, price increases and manufacturing cost savings. SG&A as a percentage of net sales increased due to higher marketing spending and increased foreign currency exchange costs, partially offset by lower overhead spending.

Baby Care and Family Care

Baby Care and Family Care net sales increased 10% to $3.8 billion for the quarter on 10% volume growth. Organic sales grew 8%. Negative mix impacts due to a shift toward larger count packages, which have lower than segment average selling prices, reduced net sales by 2%. Favorable foreign exchange added 2% to net sales growth. Baby Care volume was up high single digits behind incremental initiative activity and merchandising support, as well as market growth. Family Care volume grew double digits due to initiatives launched in the previous quarter and incremental merchandising activity. U.S. all-outlet value share of the family care category increased over 1%. Net earnings were up 39% for the quarter to $579 million on gross margin expansion and net sales growth, partially offset by higher SG&A as a percentage of net sales. Gross margin increased behind lower commodity costs and manufacturing cost savings. SG&A as a percentage of net sales were up due to higher foreign currency exchange costs and higher marketing spending as a percentage of net sales.

Baby Care and Family Care net sales grew 2% to $7.4 billion fiscal year to date on 4% volume growth. Organic sales increased 5%. Price increases added 1% to net sales growth as the carryover impact of price increases taken primarily in developing regions to offset currency devaluations was partially offset by more recent price reductions to improve consumer value. Negative product mix reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 2%. Volume in Baby Care increased mid-single digits behind incremental initiative activity and merchandising support, as well as market growth. Volume in Family Care grew mid-single digits due to market growth and volume share gains driven by increased merchandising and initiative activity. Family Care U.S. value share was up nearly half a point to about 33%. Net earnings increased 22% to $1.1 billion behind operating margin expansion and net sales growth. Operating margin expansion was driven by higher gross margin, partially offset by higher SG&A as a percentage of net sales. Gross margin increased behind lower commodity costs, price increases and manufacturing cost savings. SG&A as a percentage of net sales was up due to higher foreign currency exchange costs, increased overhead spending and incremental marketing investments.

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

For the Corporate segment, net expenses from continuing operations increased $300 million to $336 million for the quarter. The increase in net expenses was driven primarily by the $267 million charge for potential competition law fines, higher foreign currency exchange costs and higher net tax costs due to the impacts of tax adjustments required to reconcile the statutory rates reflected in the business segments to the overall Company effective tax rate, partially offset by lower interest expense. Fiscal year to date, net expenses from continuing operations increased $577 million. The increase was primarily due to the charge for potential competition law fines, higher foreign currency exchange costs, higher net tax costs due to the impact of tax adjustments required to reconcile the statutory rates reflected in the business segments to the overall Company effective tax rate and higher prior period divestiture gains, partially offset by lower interest expense.

FINANCIAL CONDITION

Operating Activities

We generated $7.8 billion of cash from operating activities for the fiscal year to date period, an increase of 39% versus the comparable prior year period mainly due to changes in working capital required to support the business, partially offset by lower net earnings. Working capital reductions versus June contributed $847 million to operating cash flow primarily due to an increase in accounts payable, accrued and other liabilities behind higher current period accruals and an increase in taxes payable, partially offset by increased accounts receivable. Accounts receivable levels increased primarily due to higher net sales versus the June quarter. Cash flow from discontinued operations contributed $285 million to operating cash flow.

Investing Activities

Our investing activities generated cash of $1.6 billion fiscal year to date, an increase of $2.3 billion versus the prior year period mainly due to higher proceeds from divestitures. Proceeds from asset sales increased $2.0 billion due to receipts from the sales of the global pharmaceuticals business, including Actonel in Japan, partially offset by receipts in the prior year period related to the Folgers, Thermacare and other minor brand divestitures. Capital expenditures were $1.3 billion fiscal year to date or 3.1% of net sales. Acquisitions consumed $70 million of cash primarily to fund the purchase of MDVIP, a physicians’ network focused on preventative medicine.

Financing Activities

We used $10.3 billion fiscal year to date to fund financing activities. This represents an increase of $8.0 billion versus the prior year period driven mainly by the retirement of debt, partially offset by a reduction in treasury stock purchases. Current year net repayments of debt used $6.6 billion, while dividends to shareholders increased to $2.7 billion. We resumed our share repurchase program during the second fiscal quarter and expect to repurchase about $5 billion during fiscal 2010.

As of December 31, 2009, our current liabilities exceeded current assets by $1.9 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the October - December quarter:

Oct – Dec ‘09	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	7%	-3%	0%	4%
Grooming	3%	-3%	0%	0%
Health Care	5%	-3%	0%	2%
Snacks and Pet Care	6%	-2%	-1%	3%
Fabric Care and Home Care	9%	-2%	0%	7%
Baby Care and Family Care	10%	-2%	0%	8%

Total P&G	6%	-2%	1%	5%

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul – Dec ‘09	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	1%	2%	0%	3%
Grooming	-4%	3%	0%	-1%
Health Care	0%	3%	0%	3%
Snacks and Pet Care	-1%	1%	0%	0%
Fabric Care and Home Care	1%	3%	0%	4%
Baby Care and Family Care	2%	2%	1%	5%

Total P&G	0%	3%	0%	3%

*	Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul ‘09 – Dec ‘09	$7,849	$1,274	$6,575	$7,966	83%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s Chairman of the Board, President and Chief Executive Officer, Robert A. McDonald, and the Company’s Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. McDonald and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. McDonald and Moeller, to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company identified violations in certain European countries and appropriate actions were taken.

In December 2009, the authorities in France and Italy issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in France and Italy, respectively. The Company will have the opportunity to respond to these complaints. The remaining matters discussed above are in various stages of the investigatory process.

It is still too early for us to reasonably estimate the total amount of fines to which the Company will be subject as a result of these various competition law issues. However, we have taken and will take reserves as appropriate. Please refer to the Company’s Risk Factors in Item 1A of this Form 10-Q for additional information.

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

Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and intellectual property matters), and to resolve pending legal matters without significant liability, including the competition law and antitrust investigations described in Part II, Item 1 of this Form 10-Q, which could require us to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, may materially impact our results. In addition, as a U.S. based multinational company we are also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
10/1/09 - 10/31/09	956	$57.77	0	13.7
11/1/09 - 11/30/09	12,668,756	$60.95	12,668,595	12.9
12/1/09 - 12/31/09	10,110,532	$62.52	10,109,831	12.3

(1)	The total number of shares purchased was 22,780,244 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 1,818 for the quarter. The 1,818 shares were accquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years (through June 30, 2010) to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to announcement of the program but are considered purchases against the program.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 6.	Exhibits

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2009).

10-1	The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was adopted by shareholders at the annual meeting on October 13, 2009, and related correspondence and terms and conditions.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS[1]	XBRL Instance Document

101.SCH[1]	XBRL Taxonomy Extension Schema Document

101.CAL[1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB[1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE[1]	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement
[1]

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

THE PROCTER & GAMBLE COMPANY

January 28, 2010	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President & Comptroller and Global Household Care Finance and Accounting

EXHIBIT INDEX

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2009).

10-1	The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was adopted by shareholders at the annual meeting on October 13, 2009, and related correspondence and terms and conditions.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS[1]	XBRL Instance Document

101.SCH[1]	XBRL Taxonomy Extension Schema Document

101.CAL[1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB[1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE[1]	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement
[1]

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.