Form 10-Q
period 2010-03-31
PROCTER & GAMBLE CO
filed 2010-04-30
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

There were 2,879,904,226 shares of Common Stock outstanding as of March 31, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and nine months ended March 31, 2010 and 2009, the Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2010	2009	2010	2009
Net Sales	$19,178	$17,864	$60,012	$58,610
Cost of products sold	9,225	9,117	28,359	29,474
Selling, general and administrative expense	5,985	5,194	18,582	17,142

Operating Income	3,968	3,553	13,071	11,994
Interest expense	223	337	734	1,030
Other non-operating income, net	17	34	93	381

Earnings from Continuing Operations Before Income Taxes	3,762	3,250	12,430	11,345
Income taxes	1,177	821	3,669	2,988

Net Earnings from Continuing Operations	2,585	2,429	8,761	8,357
Net Earnings from Discontinued Operations	—	184	1,790	2,608

Net Earnings	$2,585	$2,613	$10,551	$10,965

Per Common Share
Basic net earnings from continuing operations	$0.88	$0.82	$2.96	$2.77
Basic net earnings from discontinued operations	$—	$0.06	$0.61	$0.88

Basic net earnings	$0.88	$0.88	$3.57	$3.65
Diluted net earnings from continuing operations	$0.83	$0.78	$2.82	$2.64
Diluted net earnings from discontinued operations	$—	$0.06	$0.57	$0.82

Diluted net earnings	$0.83	$0.84	$3.39	$3.46
Dividends	$0.44	$0.40	$1.32	$1.20
Diluted Weighted Average Common Shares Outstanding	3,103.9	3,104.6	3,110.2	3,172.9

See accompanying Notes to Consolidated Financial Statements

Certain amounts for prior periods were reclassified to conform with the fiscal 2010 presentation

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31 2010	June 30 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents			$4,899	$4,781
Accounts receivable			5,860	5,836
Inventories
Materials and supplies			1,716	1,557
Work in process			635	672
Finished goods			4,399	4,651

Total inventories			6,750	6,880
Deferred income taxes			1,231	1,209
Prepaid expenses and other current assets			2,750	3,199

TOTAL CURRENT ASSETS			21,490	21,905
PROPERTY, PLANT AND EQUIPMENT
Buildings			6,829	6,724
Machinery and equipment			29,780	29,042
Land			849	885

Total property, plant and equipment			37,458	36,651
Accumulated depreciation			(18,031)	(17,189)

NET PROPERTY, PLANT AND EQUIPMENT			19,427	19,462
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			55,538	56,512
Trademarks and other intangible assets, net			32,201	32,606

NET GOODWILL AND OTHER INTANGIBLE ASSETS			87,739	89,118
OTHER NON-CURRENT ASSETS			4,330	4,348

TOTAL ASSETS			$132,986	$134,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$5,785	$5,980
Accrued and other liabilities			10,449	8,601
Debt due within one year			7,038	16,320

TOTAL CURRENT LIABILITIES			23,272	30,901
LONG-TERM DEBT			22,938	20,652
DEFERRED INCOME TAXES			11,407	10,752
OTHER NON-CURRENT LIABILITIES			8,596	9,146

TOTAL LIABILITIES			66,213	71,451
SHAREHOLDERS’ EQUITY
Preferred stock			1,284	1,324
Common stock - shares issued -	31-Mar	4,007.5	4,007
	30-Jun	4,007.3		4,007
Additional paid-in capital			61,536	61,118
Reserve for ESOP debt retirement			(1,348)	(1,340)
Accumulated other comprehensive income (loss)			(4,049)	(3,358)
Treasury stock			(58,879)	(55,961)
Retained earnings			63,879	57,309
Noncontrolling interest			343	283

TOTAL SHAREHOLDERS’ EQUITY			66,773	63,382

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$132,986	$134,833

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31

Amounts in millions	2010	2009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,781	$3,313
OPERATING ACTIVITIES
Net earnings	10,551	10,965
Depreciation and amortization	2,328	2,228
Share-based compensation expense	333	368
Deferred income taxes	187	110
Gain on sale of businesses	(2,650)	(2,384)
Changes in:
Accounts receivable	(338)	249
Inventories	(27)	(313)
Accounts payable, accrued and other liabilities	2,198	(1,013)
Other operating assets and liabilities	(43)	(257)
Other	220	(30)

TOTAL OPERATING ACTIVITIES	12,759	9,923

INVESTING ACTIVITIES
Capital expenditures	(1,980)	(2,158)
Proceeds from asset sales	3,047	1,096
Acquisitions, net of cash acquired	(65)	(315)
Change in investments	(32)	116

TOTAL INVESTING ACTIVITIES	970	(1,261)

FINANCING ACTIVITIES
Dividends to shareholders	(4,001)	(3,708)
Change in short-term debt	(3,481)	(444)
Additions to long-term debt	2,752	4,926
Reductions of long-term debt	(5,922)	(2,190)
Treasury stock purchases	(3,417)	(6,365)
Impact of stock options and other	531	583

TOTAL FINANCING ACTIVITIES	(13,538)	(7,198)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(73)	(343)
CHANGE IN CASH AND CASH EQUIVALENTS	118	1,121

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,899	$4,434

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as updated by the Company’s Form 8-K filed on January 29, 2010. The results of operations for the three-month and nine-month periods ended March 31, 2010 are not necessarily indicative of annual results.

2.	Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended March 31, 2010 and 2009 was $772 million and $504 million, respectively. For the nine months ended March 31, 2010 and 2009, total comprehensive income was $9,860 million and $2,896 million, respectively.

3.	Segment Information - Effective July 1, 2009, we implemented a number of changes to the organization structure of the Beauty GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Grooming reportable segment and are now included in the Beauty reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Beauty reportable segment to the Grooming reportable segment. In addition, the Beauty GBU was renamed the Beauty and Grooming GBU. These changes have been reflected in our segment reporting for all periods presented. As discussed in Note 10, certain divested businesses are presented as discontinued operations and are excluded from segment results for all periods presented.

Following is a summary of segment results.

		Three Months Ended March 31			Nine Months Ended March 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty and Grooming GBU
Beauty	2010	$4,623	$772	$562	$14,761	$2,936	$2,215
	2009	4,371	772	551	14,450	2,844	2,160

Grooming	2010	1,759	462	377	5,712	1,564	1,161
	2009	1,591	364	259	5,719	1,524	1,096
Health and Well-Being GBU
Health Care	2010	2,805	663	435	8,855	2,283	1,519
	2009	2,672	653	415	8,703	2,133	1,413

Snacks and Pet Care	2010	747	124	77	2,337	380	249
	2009	764	93	51	2,362	286	169
Household Care GBU
Fabric Care and Home Care	2010	5,812	1,168	752	18,253	4,111	2,726
	2009	5,381	1,134	726	17,661	3,419	2,210

Baby Care and Family Care	2010	3,768	889	558	11,174	2,699	1,694
	2009	3,456	693	423	10,694	2,165	1,355
Corporate	2010	(336)	(316)	(176)	(1,080)	(1,543)	(803)
	2009	(371)	(459)	4	(979)	(1,026)	(46)

Total	2010	19,178	3,762	2,585	60,012	12,430	8,761
	2009	17,864	3,250	2,429	58,610	11,345	8,357

4.	Goodwill and Other Intangible Assets - Goodwill as of March 31, 2010 is allocated by reportable segment and global business unit as follows (amounts in millions):

Nine Months Ended March 31, 2010
BEAUTY & GROOMING GBU
Beauty, beginning of year	$18,668
Acquisitions and divestitures	20
Translation and other	(448)

Goodwill, March 31, 2010	18,240
Grooming, beginning of year	21,391
Acquisitions and divestitures	(24)
Translation and other	(376)

Goodwill, March 31, 2010	20,991
HEALTH & WELL-BEING GBU
Health Care, beginning of year	8,404
Acquisitions and divestitures	(249)
Translation and other	(98)

Goodwill, March 31, 2010	8,057
Snacks and Pet Care, beginning of year	2,055
Acquisitions and divestitures	—
Translation and other	(6)

Goodwill, March 31, 2010	2,049
HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,408
Acquisitions and divestitures	(4)
Translation and other	(67)

Goodwill, March 31, 2010	4,337
Baby Care and Family Care, beginning of year	1,586
Acquisitions and divestitures	(1)
Translation and other	(19)

Goodwill, March 31, 2010	1,566
CORPORATE
Corporate, beginning of year	—
Acquisitions and divestitures	298
Translation and other	—

Goodwill, March 31, 2010	298
GOODWILL, beginning of year	56,512
Acquisitions and divestitures	40
Translation and other	(1,014)

Goodwill, March 31, 2010	$55,538

The decrease in goodwill from June 30, 2009 is primarily due to the divestiture of the Pharmaceuticals business and currency translation, partially offset by the acquisition of MDVIP, a physicians’ network focused on preventative medicine.

Identifiable intangible assets as of March 31, 2010 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,651	$3,468
Intangible assets with indefinite lives	27,018	—

Total identifiable intangible assets	$35,669	$3,468

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization of intangible assets for the three months ended March 31, 2010, and 2009 was $147 million and $149 million, respectively. For the nine months ended March 31, 2010 and 2009 the amortization of intangible assets was $435 million and $459 million, respectively.

5.	The Company provides awards of equity instruments in exchange for employee services provided. Total share-based compensation for the three months and nine months ended March 31, 2010 and 2009 are summarized in the following table (amounts in millions):

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Share-Based Compensation
Stock options	$116	$131	$307	$328
Other share-based awards	12	14	26	40

Total share-based compensation	$128	$145	$333	$368

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31		Three Months Ended March 31
Amounts in millions	2010	2009	2010	2009
Service cost	$54	$51	$26	$22
Interest cost	144	130	63	60
Expected return on plan assets	(109)	(111)	(108)	(111)
Amortization of deferred amounts	3	3	(5)	(5)
Recognized net actuarial loss	23	7	6	—
Settlement loss	3	—	—	—

Gross benefit cost (credit)	118	80	(18)	(34)
Dividends on ESOP preferred stock	—	—	(27)	(25)

Net periodic benefit cost (credit)	$118	$80	$(45)	$(59)

	Pension Benefits		Other Retiree Benefits
	Nine Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2010	2009	2010	2009
Service cost	$166	$163	$78	$68
Interest cost	441	418	190	183
Expected return on plan assets	(333)	(360)	(322)	(333)
Amortization of deferred amounts	11	11	(16)	(17)
Recognized net actuarial loss	69	21	15	2
Settlement loss	3	—	—	—

Gross benefit cost (credit)	357	253	(55)	(97)
Dividends on ESOP preferred stock	—	—	(83)	(77)

Net periodic benefit cost (credit)	$357	$253	$(138)	$(174)

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

For additional details on the Company’s risk management activities, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as updated by the Company’s Form 8-K filed on January 29, 2010.

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

The following table sets forth the Company’s financial assets and liabilities as of March 31, 2010 and June 30, 2009 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	March 31, 2010	June 30, 2009	March 31, 2010	June 30, 2009	March 31, 2010	June 30, 2009	March 31, 2010	June 30, 2009

Assets at fair value:
Investment securities	$12	$—	$205	$174	$44	$38	$261	$212
Derivatives relating to:
Other foreign currency instruments (1)	—	—	49	300	—	—	49	300
Interest rate	—	—	126	—	—	—	126	—
Net investment hedges	—	—	41	83	—	—	41	83
Commodities	—	3	24	25	—	—	24	28

Total assets at fair value (2)	$12	$3	$445	$582	$44	$38	$501	$623

Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	$—	$—	$128	$103	$—	$—	$128	$103
Other foreign currency instruments (1)	—	—	184	39	—	—	184	39
Interest rate	—	—	5	13	—	—	5	13
Net investment hedges	—	—	65	85	—	—	65	85
Commodities	—	2	2	96	—	3	2	101

Total liabilities at fair value (3)	$—	$2	$384	$336	$—	$3	$384	$341

(1)	The other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.
(2)	All derivative assets are presented in prepaid expenses and other current assets or other non-current assets, and investment securities are presented in other non-current assets.
(3)	All liabilities are presented in accrued and other liabilities or other non-current liabilities.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 financial assets and liabilities balances for the period June 30, 2009 to March 31, 2010.

Amounts in millions	Derivatives	Investment Securities
June 30, 2009	$(3)	$38
Total gains or (losses) (realized/unrealized) included in earnings (or changes in net assets)	—	—
Total gains or (losses) (realized/unrealized) included in OCI	1	6
Net purchases, issuances and settlements	2	—
Transfers in/(out) of Level 3	—	—

March 31, 2010	$—	$44

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of March 31, 2010 was $270 million. The Company has never been required to post any collateral as a result of these contractual features.

On July 1, 2009, we adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Assets and liabilities subject to this new guidance primarily include goodwill and indefinite-lived intangible assets measured at fair value for impairment assessments, long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations. The adoption of this new guidance did not have a material effect on our financial position, results of operations or cash flows for the periods presented. There were no significant assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended March 31, 2010.

Fair Values of Other Financial Instruments

Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $24,309 million and $21,514 million at March 31, 2010 and June 30, 2009, respectively.

Disclosures about Derivative Instruments

The fair values and amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions as of, and for the three and nine-month periods ended, March 31, 2010 are as follows:

	Notional Amount		Fair Value Asset (Liability)
	March 31, 2010	June 30, 2009	March 31, 2010	June 30, 2009
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$4,000	$—	$(13)
Foreign currency contracts	690	690	(128)	(103)
Commodity contracts	92	503	22	(73)

Total	782	5,193	(106)	(189)
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	10,283	—	121	—
Derivatives in Net Investment Hedging Relationships
Net investment hedges	1,882	2,271	(24)	(2)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	12,337	12,348	(135)	261

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	March 31, 2010	June 30, 2009
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$21	$18
Foreign currency contracts	25	26
Commodity contracts	16	(62)

Total	62	(18)
Derivatives in Net Investment Hedging Relationships
Net investment hedges	(17)	(2)

	Amount of Gain (Loss) Recognized in Debt on Derivatives (Effective Portion)
	March 31, 2010	June 30, 2009
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$46	$—

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(1)	$(37)	$(10)	$(38)
Foreign currency contracts	15	70	(7)	(66)
Commodity contracts	(1)	(55)	(86)	(4)

Total	13	(22)	(103)	(108)

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009
Derivatives in Fair Value Hedging Relationships
Interest rate contracts (2)	(3)	—	(6)	—
Derivatives in Net Investment Hedging Relationships
Net investment hedges (2)	(1)	(7)	3	(4)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts (3)	(595)	(571)	(481)	(1,775)
Commodity contracts (3)	—	—	—	(4)

Total	(595)	(571)	(481)	(1,779)

(1)	The gain or loss on the effective portion of cash flow hedging relationships that is reclassified from accumulated OCI into income is included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative expense and interest expense and commodity contracts in cost of products sold.
(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.
(3)	The gain or loss on foreign currency contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings in selling, general and administrative expense.

During the next 12 months, the amount of the March 31, 2010 OCI balance that will be reclassified to earnings is expected to be immaterial. In addition, the total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

8.	New Accounting Pronouncements and Policies

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price) and post-acquisition exit activities of acquired businesses. The Company adopted the new guidance beginning July 1, 2009, and the adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB also issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new accounting guidance requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company retrospectively adopted the presentation and disclosure requirements of the new guidance on July 1, 2009. The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows. Noncontrolling interests of $283 million at June 30, 2009 were reclassified from non-current liabilities to shareholders’ equity in the Consolidated Balance Sheet. Net expense for income attributable to the noncontrolling interest totaling $32 million and $29 million for the three months ended March 31, 2010 and 2009, respectively, and $93 million and $61 million for the nine months ended March 31, 2010 and 2009, respectively, are not presented separately in the Consolidated Statements of Earnings due to immateriality, but are reflected within other non-operating income, net. Net earnings represent net income attributable to the Company’s common shareholders.

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

Three countries in Europe have issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company will have the opportunity to respond to these complaints. As a result of our initial and on-going analyses of these complaints, the Company has taken appropriate reserves totaling $279 million fiscal year to date for potential fines for competition law violations.

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

In October 2009, the Company completed the divestiture of our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion of cash, net of assumed and transferred liabilities. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceutical products, our prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. In addition, the majority of the employees working on the pharmaceuticals business were transferred to Warner Chilcott. The Company recorded an after-tax gain on the transaction of $1,464 million in the quarter ended December 31, 2009, which is included in net earnings from discontinued operations in the Consolidated Statements of Earnings for the nine-month period ended March 31, 2010.

The pharmaceuticals business had historically been part of the Company’s Health Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

In November 2008, the Company completed the divestiture of our coffee business through the merger of its Folgers coffee subsidiary into The J.M. Smucker Company (Smucker) in an all-stock reverse Morris Trust transaction. In connection with the merger, 38.7 million shares of common stock of the Company were tendered by shareholders and exchanged for all shares of Folgers common stock, resulting in an increase of treasury stock of $2,466 million. Pursuant to the merger, a Smucker subsidiary merged with and into Folgers and Folgers became a wholly owned subsidiary of Smucker. The Company recorded an after-tax gain on the transaction of $2,011 million in the quarter ended December 31, 2008, which is included in net earnings from discontinued operations in the Consolidated Statements of Earnings for the nine-month period ended March 31, 2009.

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

Following is selected financial information included in net earnings from discontinued operations for the pharmaceuticals and coffee businesses:

	Three months ended March 31
	2010			2009
Amounts in millions	Pharma	Coffee	Total	Pharma	Coffee	Total
Net sales	$—	$—	$—	$553	$—	$553

Earnings from discontinued operations	—	—	—	236	45	281
Income tax expense	—	—	—	(80)	(17)	(97)

Net earnings from discontinued operations	—	—	—	156	28	184

	Nine months ended March 31
	2010			2009
Amounts in millions	Pharma	Coffee	Total	Pharma	Coffee	Total
Net sales	$751	$—	$751	$1,757	$668	$2,425

Earnings from discontinued operations	306	—	306	695	212	907
Income tax expense	(101)	—	(101)	(230)	(80)	(310)
Gain on sale of discontinued operations	2,632	—	2,632	—	1,896	1,896
Income tax benefit (expense) on sale	(1,047)	—	(1,047)	—	115	115

Net earnings from discontinued operations	1,790	—	1,790	465	2,143	2,608

The net gain on the sale of the pharmaceuticals business for the nine-month period ended March 31, 2010 includes an after-tax gain of $121 million on the sale of the Actonel brand in Japan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended March 31, 2010

•	Results of Operations – Nine Months Ended March 31, 2010

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2010

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net outside sales and after-tax profit. We also refer to organic sales growth, core EPS (earnings per share), free cash flow and free cash flow productivity. These financial measures are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP). The explanation at the end of MD&A provides more details on the use and the derivation of these measures. Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of such information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.

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

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three months ended March 31, 2010 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	20%
Grooming	9%	14%
Health and Well-Being GBU
Health Care	14%	16%
Snacks and Pet Care	4%	3%
Household Care GBU
Fabric Care and Home Care	30%	27%
Baby Care and Family Care	19%	20%
Total	100%	100%

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the nine months ended March 31, 2010 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	23%
Grooming	9%	12%
Health and Well-Being GBU
Health Care	15%	16%
Snacks and Pet Care	4%	3%
Household Care GBU
Fabric Care and Home Care	30%	28%
Baby Care and Family Care	18%	18%
Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the nine months ended March 31, 2010:

•	Net sales increased 2% versus the comparable prior year period to $60.0 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, grew 3%.

•	Unit volume was up 3% versus the prior year period primarily behind growth in the Household Care GBU.

•

Net earnings from continuing operations were $8.8 billion, an increase of 5% versus the prior year period due to net sales growth and operating margin expansion, partially offset by a higher effective tax rate. Net earnings were $10.6 billion, a decrease of 4% compared to the prior year period due to lower current period gains on the sale of discontinued operations.

•

Diluted net earnings per share declined 2% versus the prior year period to $3.39, while diluted net earnings per share from continuing operations increased 7% to $2.82. Growth rates on a per share basis differ from those of net earnings due to share repurchase activity. Core EPS, which excludes certain tax, legal and restructuring charges, was $2.96, up 10%.

•

Operating cash flow increased $2.8 billion versus the prior year period to $12.8 billion. Free cash flow, which is operating cash flow less capital expenditures, was $10.8 billion fiscal year to date. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 102%.

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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2010

The following discussion provides a review of results for the three months ended March 31, 2010 versus the three months ended March 31, 2009.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended March 31
	2010	2009	% CHG
Net Sales	$19,178	$17,864	7%
Cost of Products Sold	9,225	9,117	1%

Gross Margin	9,953	8,747	14%
Selling, General & Administrative Expense	5,985	5,194	15%

Operating Income	3,968	3,553	12%
Interest Expense	223	337
Other Non-operating Income, Net	17	34

Earnings From Continuing Operations Before Income Taxes	3,762	3,250	16%
Income Taxes	1,177	821

Net Earnings From Continuing Operations	2,585	2,429	6%
Net Earnings From Discontinued Operations	—	184

Net Earnings	2,585	2,613	-1%

Effective Tax Rate – Continuing Operations	31.3%	25.3%
Per Common Share:
Basic Net Earnings – Continuing Operations	$0.88	$0.82
Basic Net Earnings – Discontinued Operations	$0.00	$0.06

Basic Net Earnings	$0.88	$0.88
Diluted Net Earnings – Continuing Operations	$0.83	$0.78	6%
Diluted Net Earnings – Discontinued Operations	$0.00	$0.06

Diluted Net Earnings	$0.83	$0.84	-1%
Dividends	$0.44	$0.40	10%
Average Diluted Shares Outstanding	3,103.9	3,104.6

Comparisons as a % of Net Sales			Basis Point Change
Gross Margin	51.9%	49.0%	290
Selling, General & Administrative Expense	31.2%	29.1%	210
Operating Margin	20.7%	19.9%	80
Earnings From Continuing Operations Before Income Taxes	19.6%	18.2%	140
Net Earnings From Continuing Operations	13.5%	13.6%	(10)

Net sales increased 7% to $19.2 billion for the January - March quarter on a 7% increase in unit volume. Volume growth was broad-based with growth in all geographic regions, led by double-digit growth in developing regions. Five of the six business segments contributed to volume growth, led by double-digit growth in the Fabric Care and Home Care and the Baby Care and Family Care segments. Volume in the Beauty, Grooming and Health Care segments was up mid-single digits, while volume in the Snacks and Pet Care segment declined mid-single digits. Price decreases lowered net sales by 1% behind current period pricing investments to improve consumer value, partially offset by the impact of prior period increases taken in developing regions to offset currency devaluations. Negative mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than

Company average selling prices. Favorable foreign exchange added 3% to net sales growth as key foreign currencies strengthened versus the U.S. dollar. Organic sales growth was 4% driven by a unit volume growth, partially offset by the impact of price decreases and negative mix.

	Net Sales Change Drivers 2010 vs. 2009 (Three Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	4%	4%	4%	-1%	-1%	6%
Grooming	6%	5%	6%	2%	-3%	11%
Health and Well-Being GBU
Health Care	5%	5%	4%	-1%	-3%	5%
Snacks and Pet Care	-6%	-6%	4%	0%	0%	-2%
Household Care GBU
Fabric Care and Home Care	10%	10%	3%	-3%	-2%	8%
Baby Care and Family Care	10%	10%	2%	-1%	-2%	9%

Total Company	7%	7%	3%	-1%	-2%	7%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin increased 290 basis points to 51.9% of net sales for the quarter. Manufacturing cost savings increased gross margin by approximately 190 basis points. Gross margin was also positively impacted by lower commodity and energy costs which contributed approximately 90 basis points of improvement. The benefit of volume scale leverage was offset by unfavorable product mix and lower pricing.

Total selling, general and administrative expenses (SG&A) were $6.0 billion, up 15% versus the prior year period due to higher marketing and overhead spending. SG&A as a percentage of net sales increased 210 basis points due primarily to higher marketing spending as a percentage of net sales. Marketing spending as a percentage of net sales increased across all reportable segments behind additional investments to support business growth, partially offset by media rate savings.

Interest expense was $223 million for the quarter, down $114 million versus the prior year period primarily due to a reduction in debt outstanding and lower interest rates on floating rate debt. Other non-operating income declined $17 million mainly due to gains on the sale of minor brands in the prior year period. The effective tax rate on continuing operations increased 600 basis points to 31.3% primarily due to a $152 million charge for recently enacted legislation which changed the taxation of certain future retiree prescription drug subsidy payments in the United States.

Net earnings from continuing operations increased 6% for the quarter to $2.6 billion driven by margin expansion and net sales growth, partially offset by a higher tax rate. Operating margin expanded primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales driven by increased marketing spending. Diluted net earnings per share from continuing operations were $0.83, up 6% versus the comparable prior year period.

Net earnings from discontinued operations declined $184 million for the quarter primarily due to the loss of contribution from the global pharmaceuticals business which was divested at the end of October 2009.

Net earnings decreased 1% for the quarter to $2.6 billion behind a decrease in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share were down 1% to $0.83.

Core EPS, which is diluted net earnings per share from continuing operations excluding current period charges for pending European legal matters and recently enacted legislation which changed the taxation of certain future retiree prescription drug subsidy payments in the United States and incremental restructuring charges incurred in the prior period to offset the dilutive impact of the Folgers divestiture, was up 10% to $0.89 for the quarter.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2010

The following discussion provides a review of results for the nine months ended March 31, 2010 versus the nine months ended March 31, 2009.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Nine Months Ended March 31
	2010	2009	% CHG
Net Sales	$60,012	$58,610	2%
Cost of Products Sold	28,359	29,474	-4%

Gross Margin	31,653	29,136	9%
Selling, General & Administrative Expense	18,582	17,142	8%

Operating Income	13,071	11,994	9%
Interest Expense	734	1,030
Other Non-operating Income, Net	93	381

Earnings From Continuing Operations Before Income Taxes	12,430	11,345	10%
Income Taxes	3,669	2,988

Net Earnings From Continuing Operations	8,761	8,357	5%
Net Earnings From Discontinued Operations	1,790	2,608

Net Earnings	10,551	10,965	-4%

Effective Tax Rate – Continuing Operations	29.5%	26.3%
Per Common Share:
Basic Net Earnings – Continuing Operations	$2.96	$2.77
Basic Net Earnings – Discontinued Operations	$0.61	$0.88

Basic Net Earnings	$3.57	$3.65
Diluted Net Earnings – Continuing Operations	$2.82	$2.64	7%
Diluted Net Earnings – Discontinued Operations	$0.57	$0.82

Diluted Net Earnings	$3.39	$3.46	-2%
Dividends	$1.32	$1.20	10%
Average Diluted Shares Outstanding	3,110.2	3,172.9

Comparisons as a % of Net Sales			Basis Point Change
Gross Margin	52.8%	49.7%	310
Selling, General & Administrative Expense	31.0%	29.2%	180
Operating Margin	21.8%	20.5%	130
Earnings From Continuing Operations Before Income Taxes	20.7%	19.4%	130
Net Earnings From Continuing Operations	14.6%	14.3%	30

Net sales increased 2% versus the prior year period to $60.0 billion on a 3% increase in unit volume. Volume increased low single digits in developed regions and mid-single digits in developing regions. All geographic regions contributed to volume growth, led by mid-single–digits growth in Asia. Volume growth for the reportable segments was mixed, with low to mid-single-digit increases in the Fabric Care and Home Care, Baby Care and Family Care, Beauty and Health Care segments, partially offset by a mid-single-digit decline in the Snacks and Pet Care segment and a low single-digit decline in the Grooming segment. Price increases added 1% to net sales as increases taken primarily in developing regions to offset local currency devaluations were partially offset by more recent price reductions to improve consumer value. Unfavorable foreign exchange reduced net sales by 1% as many foreign currencies weakened versus the U.S. dollar, primarily in the first fiscal quarter. Mix reduced net sales by 1% behind disproportionate growth in developing regions, which have lower than Company average selling prices, and relatively weaker shipments of Professional Salon, Prestige, Personal Health Care and Pet Care, which have higher than Company average selling prices. Organic sales were up 3% led by mid-single-digits growth across the Household Care GBU.

	Net Sales Change Drivers 2010 vs. 2009 (Nine Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	1%	2%	0%	1%	0%	2%
Grooming	-2%	-2%	0%	4%	-2%	0%
Health and Well-Being GBU
Health Care	2%	2%	0%	1%	-1%	2%
Snacks and Pet Care	-5%	-5%	1%	4%	-1%	-1%
Household Care GBU
Fabric Care and Home Care	5%	5%	-1%	0%	-1%	3%
Baby Care and Family Care	6%	6%	-1%	0%	-1%	4%

Total Company	3%	3%	-1%	1%	-1%	2%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin increased 310 basis points versus the comparable prior year period to 52.8% of net sales. The combination of manufacturing cost savings and lower commodity and energy costs delivered approximately 300 basis points of the gross margin expansion. Gross margin also benefited from price increases and volume scale leverage, partially offset by unfavorable foreign exchange impacts and negative product and geographic mix.

Total SG&A increased 8% to $18.6 billion due primarily to higher marketing and other operating expenses. SG&A as a percentage of net sales increased 180 basis points to 31.0% behind a 120 basis point increase in other operating expenses as a percentage of net sales and higher marketing spending as a percentage of net sales. Other operating expenses increased mainly due to Venezuela-related foreign currency exchange costs of $541 million (see further discussion in the following paragraph) and charges for potential competition law fines of $279 million. Marketing spending as a percentage of net sales was up as additional marketing investments were partially offset by media rate savings.

Because of currency restrictions in Venezuela, payments for certain imported goods and services are satisfied by exchanging Bolivares fuertes for U.S. dollars through securities transactions in the parallel market rather than at the more favorable official exchange rate. At the discretion of management, these securities transactions can be utilized to manage exposure to currency movements on local cash balances. A reduction in the availability of foreign currency at the official exchange rate resulted in increased costs for exchange transactions executed using securities transactions in the parallel market during the current year.

Interest expense was down $296 million versus the comparable prior year period, a decrease of 29% due primarily to lower interest rates on floating rate debt and a reduction in debt outstanding. Other non-operating income declined $288 million to $93 million mainly due to the impact of prior year gains on the sale of minor brands. The effective tax rate on continuing operations increased 320 basis points to 29.5% primarily due to a charge for recently enacted legislation which changed the taxation of certain future retiree prescription drug subsidy payments in the United States, lower current period audit settlements and foreign tax credits and the non-deductibility of the aforementioned charge for potential competition law fines.

Net earnings from continuing operations were $8.8 billion, an increase of 5% versus the prior year period due mainly to operating margin expansion and net sales growth, partially offset by a tax rate increase. Operating margin was up due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Diluted net earnings per share from continuing operations increased 7% to $2.82.

Net earnings from discontinued operations decreased $818 million to $1.8 billion due to lower gains on the sale of discontinued operations and a loss of contribution from the global pharmaceuticals business divested in October 2009. In the current year, we had a gain of $1.5 billion from the sale of the global pharmaceuticals business, as compared to the $2.0 billion prior year gain on the sale of the Folgers coffee business.

Net earnings were down 4% versus the prior year period to $10.6 billion due to the decline in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share were down 2% to $3.39. Earnings per share growth rates differed from net earnings growth rates due to a reduction in the number of shares outstanding resulting from share repurchases.

Core EPS, which is diluted net earnings per share from continuing operations excluding current period charges for pending European legal matters and recently enacted legislation which changed the taxation of certain future retiree prescription drug subsidy payments in the United States and the impact of incremental restructuring charges incurred in the prior period to offset the dilutive impact of the Folgers divestiture, was up 10% to $2.96 fiscal year to date.

Foreign Currency Translation – Venezuela Impacts

As of January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning January 1, 2010, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Beginning in our third fiscal quarter, currency remeasurement adjustments for these subsidiaries’ financial statements and other transactional foreign exchange gains and losses will be reflected in earnings. Through December 31, 2009 (prior to being designated as highly inflationary), translation adjustments were reflected in Shareholders’ Equity as part of other comprehensive income.

On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar fuerte) relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, changed from 2.15 to 2.6, while payments for other non-essential goods moved to an exchange rate of 4.3. Some of our imported products fall into the essential classification and qualify for the 2.6 rate. However, our overall results in Venezuela are reflected in our consolidated financial statements at the 4.3 rate expected to be applicable to dividend repatriations.

The remeasurement of our local balance sheets in the third fiscal quarter to reflect the impact of the devaluation did not materially impact our results. There will also be an ongoing impact related to measuring our income statement at the new exchange rates. Moving from the 2.15 rate to 4.3 will reduce future total company reported sales by less than 2% on a going basis. For the quarter ended March 31, 2010, the impact was approximately 1%. This does not impact our organic sales growth rate, which excludes the impact of foreign currency changes. Versus our existing business plans, the exchange rate change reduced our reported earnings per share by approximately $0.05 in the third fiscal quarter and is expected to reduce fourth quarter results by about $0.03 per share. This impact is net of the impact of devaluation on Venezuela-related foreign currency exchange costs. Going forward, the devaluation of the official rate has reduced the differential between the official and parallel exchange rate and is therefore expected to reduce the incremental cost of exchanging currencies through securities transactions in the parallel market. Over time, we intend to restore the sales and profit levels achieved prior to the devaluation. However, our ability to do so will be impacted by several factors, including the company’s ability to take actions to mitigate the effect of the devaluation, further actions of the Venezuelan government, economic conditions in Venezuela such as inflation and consumer spending, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2010

The following discussion provides a review of results by business segment. Analyses of the results for the three and nine months ended March 31, 2010 are provided compared to the same three and nine month period ended March 31, 2009. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three and nine months ended March 31, 2010 versus the comparable prior year periods (amounts in millions):

	Three Months Ended March 31, 2010
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$4,623	6%	$772	0%	$562	2%
Grooming	1,759	11%	462	27%	377	46%
Health and Well-Being GBU
Health Care	2,805	5%	663	2%	435	5%
Snacks and Pet Care	747	-2%	124	33%	77	51%
Household Care GBU
Fabric Care and Home Care	5,812	8%	1,168	3%	752	4%
Baby Care and Family Care	3,768	9%	889	28%	558	32%
Corporate	(336)	N/A	(316)	N/A	(176)	N/A

Total Company	$19,178	7%	$3,762	16%	$2,585	6%

	Nine Months Ended March 31, 2010
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$14,761	2%	$2,936	3%	$2,215	3%
Grooming	5,712	0%	1,564	3%	1,161	6%
Health and Well-Being GBU
Health Care	8,855	2%	2,283	7%	1,519	8%
Snacks and Pet Care	2,337	-1%	380	33%	249	47%
Household Care GBU
Fabric Care and Home Care	18,253	3%	4,111	20%	2,726	23%
Baby Care and Family Care	11,174	4%	2,699	25%	1,694	25%
Corporate	(1,080)	N/A	(1,543)	N/A	(803)	N/A

Total Company	$60,012	2%	$12,430	10%	$8,761	5%

BEAUTY AND GROOMING GBU

Beauty

Beauty net sales increased 6% to $4.6 billion for the quarter on unit volume growth of 4%. Organic sales increased 2%. Price reductions, due mainly to strengthened trade programs in the CEEMEA region and in North American Hair Care to support innovation and maintain competitive consumer value, lowered net sales growth by 1%. Negative geographic mix reduced net sales by 1% due mainly to the disproportionate growth in developing regions where selling prices are below the segment average. Favorable foreign exchange contributed 4% to net sales growth. Volume growth was driven by double-digit growth in developing regions. Developed region volume was down low single digits. Hair Care volume was up mid-single digits driven by double-digit growth in developing regions, partially offset by low- single digit decline in developed regions. Overall hair care growth was driven by initiative activity and market size expansion with all major Hair Care brands contributing to volume growth. Market share of the global hair care category declined about half a point. Female Beauty volume grew mid-single digits primarily due to a double-digit increase in shipments of female skin care products driven by the Olay Natural White initiative in Asia. Salon Professional volume declined high single digits mainly due to the exit of non-strategic businesses, while organic volume declined mid-single digits primarily due to continued market contractions. Prestige volume increased mid-single digits as the impact of trade inventory reductions in the prior year period were partially offset by continued contraction of the fragrance market in the current year. Net earnings were $562 million, up 2% behind higher net sales and a lower tax rate, partially offset by lower operating margin and a minor brand divestiture gain in the prior year period. Operating margin contracted as a higher gross margin behind lower commodity costs and manufacturing cost savings was more than offset by an increase in SG&A as a percentage of net sales due to increased marketing investments.

Beauty net sales increased 2% fiscal year to date to $14.8 billion on unit volume growth of 1%. Organic sales were up 3% on a 2% increase in organic volume. Pricing increases added 1% to net sales growth as price increases taken early in the fiscal year in developing regions to offset currency devaluations more than offset the more recent price reductions in Hair Care. Hair Care volume grew low single digits, while organic volume grew mid-single digits behind growth of Pantene, Head & Shoulders and Rejoice primarily in Asia and Latin America. Global share of the hair care market was down less than half a point to 22%. Female Beauty volume was in line with the prior year period as higher shipments of female skin care and personal cleansing products in developing regions were offset by the discontinuation of Max Factor in North America, the fiscal 2009 divestiture of Noxzema and market share losses on non-strategic personal cleansing brands in developed regions. Salon Professional volume was down double digits mainly due to the exit of non-strategic businesses and continued market contractions. Prestige volume declined low single digits due to continued contraction of the fragrance market. Net earnings grew 3% fiscal year to date to $2.2 billion driven by net sales growth and operating margin expansion, partially offset by divestiture gains in the prior period and a higher tax rate. Operating margin increased due to higher gross margin driven primarily by price increases and manufacturing costs savings. Gross margin expansion was partially offset by higher SG&A as a percentage of net sales due to increased marketing spending and higher foreign currency exchange costs.

Grooming

Grooming net sales grew 11% for the quarter to $1.8 billion on a 6% increase in unit volume. Organic sales were up 4%. Price increases contributed 2% to net sales growth mainly due to price increases taken in Latin America to offset currency devaluations. Negative product mix reduced net sales by 3% due mainly to disproportionate growth of disposable razors in developing regions and entry level shaving systems, both of which have lower than segment average selling prices. Favorable foreign exchange added 6% to net sales growth for the quarter. Segment volume grew mid single digits in developed regions and high single digits in developing regions. Volume in Male Blades and Razors increased high single digits due to market growth mainly in developing regions and the impact of trade inventory reductions in the prior year period. Gillette Fusion continued to lead volume gains delivering double-digit growth for the quarter. Global market share of the blades and razors category was up less than half a point to 72%. Volume in Male Personal Care grew low single digits due to the Zirh acquisition, while organic volume was down low single digits behind market contractions and share losses in Western Europe. Volume in Braun was up mid-single digits behind market growth, particularly in CEEMEA, which was disproportionately impacted by the economic crisis in the prior year period. Global share of the dry shaving market was up about two and a half points to about 33%. Net earnings increased 46% to $377 million for the quarter due to higher net sales, increased operating margin and a lower tax rate. The expansion of operating margin was due to higher gross margin driven by price increases, manufacturing cost savings and volume scale leverage, partially offset by an increase in SG&A as a percentage on net sales driven by marketing investments.

Grooming net sales were in line with the prior year period at $5.7 billion fiscal year to date on a 2% decline in unit volume. Organic sales were in line with the comparable prior year period. Price increases, taken primarily in developing regions to offset currency devaluations and across Blades and Razors, added 4% to net sales. Product mix had a negative 2% impact on net sales due mainly to disproportionate growth in developing regions and of disposable razors, both of which have lower than segment average selling prices. Volume in Blades and Razors was in line with the prior year period as low single-digit growth in developing regions was offset by a low-single-digit decline in developed regions. Mach3 shipments declined double digits, while Gillette Fusion shipments increased high single digits. Global market share of the blades and razors category was down less than 1 point. Volume in Male Personal Care declined mid-single digits primarily due to share losses resulting from increased competitive promotional activity on shave preparation products in Western Europe and distribution declines on Tag deodorants. Volume in Braun was down mid-single digits due mostly to market contractions, particularly in home and hair care appliances. Net earnings fiscal year to date were up 6% versus the comparable prior year period to $1.2 billion behind a lower tax rate and operating margin expansion. Operating margin increased behind improved gross margin from price increases and lower commodity costs, partially offset by higher SG&A as a percentage of net sales driven by higher foreign currency exchange costs.

HEALTH AND WELL-BEING GBU

Health Care

Health Care net sales were up 5% to $2.8 billion during the third fiscal quarter on a 5% increase in unit volume. Organic sales grew 1%. Mix impacts reduced net sales by 3% mainly as a result of the disproportionate growth of developing regions, which have lower than segment average selling prices. Price decreases to improve consumer value lowered net sales by 1%. Favorable foreign exchange added 4% to net sales growth. Volume was strongest in developing regions, up double digits, while volume in developed regions was up low single digits. Oral Care volume increased high single digits driven mainly by increased initiative activity, including Crest 3D White in North America, Oral-B toothpaste expansion in Latin America, Oral-B Pro Health whitespace expansion in Western Europe and Dare to Try commercial innovation in Greater China. Personal Health Care volume declined mid-single digits primarily due to increased competitive activity on Prilosec OTC in North America and the impact of a mild cold and flu season on Vicks shipments. Feminine Care volume grew mid-single digits behind reduced pricing to improve consumer value in CEEMEA, the launch of Naturella in Greater China and the impact of trade inventory reductions in the prior year period. Global market share of the feminine care category was down about half a point. Net earnings increased 5% to $435 million during the quarter mainly due to net sales growth, partially offset by operating margin contraction. Operating margin declined due to higher SG&A as a percentage of net sales, partially offset by higher gross margin. SG&A as a percentage of net sales increased primarily due to higher marketing, overhead and foreign currency exchange costs. Gross margin improved behind manufacturing cost savings and improved volume scale leverage.

Health Care net sales increased 2% fiscal year to date to $8.9 billion on unit volume growth of 2%. Organic sales also increased 2%. Price increases, taken mainly in developing regions to offset currency devaluations, added 1% to net sales. Negative product mix reduced net sales by 1% due to disproportionate growth of developing regions, which have lower than segment average selling prices. Oral Care volume grew mid-single digits behind initiative activity in Western Europe, Latin America and Asia. Personal Health Care volume was in line with the prior year period as growth of diagnostic products and higher shipments of Vicks in developing regions was offset by a continued decline of Prilosec OTC in North America due to increased competitive activity and the prior period divestiture of Thermacare. Feminine Care volume increased low single digits behind initiative-driven growth of Always and Naturella, partially offset by lower shipments of Tampax. Global market share of the feminine care category was down about 1 point. Net earnings were $1.5 billion fiscal year to date, an increase of 8% versus the prior year period behind operating margin expansion and net sales growth. Operating margin increased due to higher gross margin, partially offset by higher SG&A as a percentage of net sales. Gross margin grew behind price increases, lower commodity costs and manufacturing cost savings. SG&A as a percentage of net sales increased due mainly to higher foreign currency exchange costs and overhead spending, partially offset by lower marketing spending.

Snacks and Pet Care

Snacks and Pet Care net sales were $747 million, down 2% for the quarter driven by a unit volume decline of 6%. Organic sales decreased 6%. Favorable foreign exchange added 4% to net sales. Volume in Snacks decreased high single digits primarily due to lower levels of merchandising activity in North America and the discontinuation of some premium snack products. Global market share of the snacks category was in line with the prior year period. Volume in Pet Care was down low single digits mainly due to market contractions in the premium nutrition category. Net earnings increased 51% versus the prior year period to $77 million driven by higher operating margin and a lower tax rate. Operating margin was up behind higher gross margin, partially offset by higher SG&A as a percentage of net sales. Gross margin expanded behind mix from more profitable initiative launches, such as Pringles Super Stack and Iams Prebiotics, as well as lower commodity costs. SG&A as a percentage of net sales increased due to higher marketing and overhead spending.

Snacks and Pet Care net sales decreased 1% fiscal year to date to $2.3 billion on a 5% decline in unit volume. Organic sales declined 2%. Price increases, taken primarily to offset high commodity costs, added 4% to net sales. Favorable foreign exchange added 1% to net sales. Mix reduced net sales by 1% due to the discontinuation of certain premium snack product, which have higher than segment average selling prices. Volume in Snacks was down double-digits behind share losses and market contractions. Global market share of the snacks category was down 1 point. Share losses were driven primarily by lower merchandising activity in North America following the Super Stacks initiative and the discontinuation of some premium snack products. Volume in Pet Care was in line with the prior year period as the continued success of product initiatives was offset by market contraction in the premium nutrition category. Net earnings increased 47% to $249 million fiscal year to date behind higher operating margins and a lower tax rate. Operating margin expanded due to higher gross margin driven by price increases, commodity cost declines and manufacturing cost savings, partially offset by higher SG&A as a percentage of net sales due to increased marketing and overhead spending.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Fabric Care and Home Care net sales increased 8% to $5.8 billion for the quarter on a 10% increase in unit volume. Organic sales grew 5%. Mix reduced net sales by 2% due to unfavorable geographic mix and disproportionate growth of laundry powder and mid-tier brands, both of which have lower than segment average selling prices. Pricing investments to improve consumer value lowered net sales by 3%. Favorable foreign exchange contributed 3% to net sales growth. Each billion dollar brand delivered high single digits or better volume growth for the segment. Fabric Care volume increased high single digits behind targeted price reductions to improve consumer value, higher media weights and trade inventory increases to support merchandising activity in North America. Global market share of the fabric care category was down 1 point to about 29%. Home Care volume was up double digits due to market size expansion, the continued success of new products launched in prior quarters, increased merchandising activity and higher media weights. Batteries volume increased double digits mainly due to reduced pricing to improve consumer value in North America and higher demand from business customers. Net earnings were up 4% for the quarter to $752 million due primarily to net sales growth, partially offset by operating margin contraction. Operating margin declined due to higher SG&A as a percentage of net sales, partially offset by higher gross margin. Gross margin improved behind manufacturing cost savings and volume scale leverage, partially offset by lower pricing. SG&A as a percentage of net sales was up due to higher marketing spending to support business growth, partially offset by lower overhead spending as a percentage of net sales.

Fabric Care and Home Care net sales increased 3% to $18.3 billion fiscal year to date on a 5% increase in unit volume. Organic sales grew 5%. Pricing was in line with the prior year period as the impact of prior period price increases taken primarily in developing regions to offset currency devaluations was offset by more recent price reductions to improve consumer value. Mix lowered net sales by 1% due mainly to unfavorable geographic mix. Unfavorable foreign exchange reduced net sales by 1%. Fabric Care volume grew low single digits behind new product launches and growth in Western Europe from incremental merchandising activity, partially offset by market share loss. Global market share of the fabric care category was down about 1 point to about 29%. Home Care volume was up high single digits mainly due to market size expansion and share growth behind new product launches. Global market share of the home care category was up less than half a point to 17%. Batteries volume increased mid-single digits primarily due to growth in Greater China, price reductions to improve consumer value in North America, and higher demand from business customers. Net earnings increased 23% to $2.7 billion due to higher net sales, increased operating margin and a lower tax rate. Operating margin expanded due to higher gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased mainly due to lower commodity costs and manufacturing cost savings, while SG&A as a percentage of net sales increased due to higher marketing spending.

Baby Care and Family Care

Baby Care and Family Care net sales increased 9% to $3.8 billion for the quarter on 10% volume growth. Organic sales grew 7%. Mix lowered net sales growth by 2% due to disproportionate growth of mid-tier products, larger pack counts and developing regions, all of which have lower than segment average selling prices. Price decreases to improve consumer value reduced net sales by 1%. Favorable foreign exchange added 2% to net sales growth. Volume growth was broad-based with all major geographic regions contributing mid-single digits or higher to volume growth, led by double-digit growth in developing regions. Volume in Baby Care grew double digits primarily due to share growth, market size expansion and trade inventory increases to support the launch of Dry Max in North America. Global market share of the baby care category increased over half a point to over 34% driven by price reductions to improve consumer value, increased marketing spending and the continued success of initiatives launched in prior periods. Volume in Family Care was up double digits behind incremental merchandising activity, price reductions to improve consumer value, primarily executed in prior periods, and double-digit growth of Basic product lines. Net earnings grew 32% to $558 million for the quarter driven by net sales growth and operating margin expansion. Operating margin grew behind higher gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin improved primarily due to lower commodity costs and manufacturing cost savings, while SG&A as a percentage of net sales increased due to higher marketing investments.

Baby Care and Family Care net sales grew 4% to $11.2 billion fiscal year to date on 6% volume growth. Organic sales increased 5%. Pricing was in line with the prior year period as the impact of price increases taken primarily in developing regions to offset currency devaluations was offset by more recent price reductions to improve consumer value. Negative product mix reduced net sales by 1% driven mainly by disproportionate growth of mid-tier product lines and large count packs, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 1%. Volume in Baby Care increased mid-single digits behind market size expansion and share growth due to incremental initiative activity and price reductions to improve consumer value. Global share of the baby care market was up about half a point. Volume in Family Care grew mid-single digits due to market growth and volume share gains driven by increased merchandising and initiative activity and price reductions to improve consumer value. Net earnings increased 25% to $1.7 billion behind net sales growth and operating margin expansion. Operating margin expansion was driven by higher gross margin, partially offset by higher SG&A as a percentage of net sales. Gross margin increased mainly due to lower commodity costs and manufacturing cost savings. SG&A as a percentage of net sales increased behind higher foreign currency exchange costs, incremental marketing investments and additional overhead spending.

CORPORATE

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce rationalization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and noncontrolling interest adjustments for subsidiaries where we do not have 100% ownership. Since both unconsolidated entities and less than 100% owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings, with eliminations for unconsolidated entities and noncontrolling interests in Corporate. In determining segment after-tax net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest.

For the Corporate segment, net expenses from continuing operations increased $180 million to $176 million for the quarter. The increase in net expenses was driven primarily by a $152 million charge for a change in legislation which changed the taxation of certain future retiree prescription drug subsidy payments and tax adjustments required to reconcile the statutory rates reflected in the business segments to the overall Company effective tax rate. These impacts were partially offset by lower interest expense, restructuring charges and foreign currency exchange costs. Fiscal year to date, net expenses from continuing operations increased $757 million. The increase was primarily due to current period charges for potential competition law fines and for recently enacted legislation impacting the taxation of certain future retiree prescription drug subsidy payments and the impact of prior period divestiture gains and tax audit settlements, partially offset by lower interest expense and restructuring charges.

FINANCIAL CONDITION

Operating Activities

We generated $12.8 billion of cash from operating activities for the fiscal year to date period, an increase of 29% versus the comparable prior year period mainly due to changes in working capital, partially offset by lower net earnings. On a year-to-date basis, working capital reductions contributed $1.8 billion to operating cash flow primarily due to an increase in accounts payable, accrued and other liabilities, partially offset by increased accounts receivable. Accounts payable, accrued and other liabilities increased primarily due to increased taxes payable, due to the timing of tax payments, and increased expenditures to support business growth, primarily related to the increased marketing investments. Accounts receivable levels increased primarily due to disproportionately higher sales growth in the last month of the quarter. Cash flow from discontinued operations contributed $285 million to operating cash flow.

Investing Activities

Our investing activities generated cash of $970 million fiscal year to date, an increase of $2.2 billion versus the prior year period mainly due to higher proceeds from divestitures. Current year proceeds from asset sales were $3.0 billion due to receipts from the sales of the global pharmaceuticals business, including Actonel in Japan. Prior year period proceeds related to the Folgers, Thermacare and other minor brand divestitures. Capital expenditures were $2.0 billion fiscal year to date or 3.3% of net sales. Acquisitions consumed $65 million of cash primarily to purchase the remaining shares of MDVIP, a physicians’ network focused on preventative medicine.

Financing Activities

We used $13.5 billion fiscal year to date to fund financing activities. This represents an increase of $6.3 billion versus the prior year period due to increased levels of debt retirement, partially offset by a reduction in treasury stock purchases. Current year net repayments of debt used $6.7 billion, while dividends to shareholders increased to $4.0 billion. Fiscal year to date, we have made $3.4 billion of treasury stock purchases through our share repurchase program and expect to repurchase about $6 billion during fiscal 2010.

As of March 31, 2010, our current liabilities exceeded current assets by $1.8 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the January - March quarter:

Jan – Mar 2010	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	6%	-4%	0%	2%
Grooming	11%	-6%	-1%	4%
Health Care	5%	-4%	0%	1%
Snacks and Pet Care	-2%	-4%	0%	-6%
Fabric Care and Home Care	8%	-3%	0%	5%
Baby Care and Family Care	9%	-2%	0%	7%

Total P&G	7%	-3%	0%	4%

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul 2009 – Mar 2010	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	2%	0%	1%	3%
Grooming	0%	0%	0%	0%
Health Care	2%	0%	0%	2%
Snacks and Pet Care	-1%	-1%	0%	-2%
Fabric Care and Home Care	3%	1%	1%	5%
Baby Care and Family Care	4%	1%	0%	5%

Total P&G	2%	1%	0%	3%

*	Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: Core EPS is a measure of the Company’s diluted net earnings per share growth from continuing operations excluding charges for pending European legal matters, a charge related to recently enacted legislation which changed the taxation of certain future retiree prescription drug subsidy payments in the United States and the impact of incremental Corporate restructuring charges incurred in fiscal 2009 versus 2008 to offset the dilutive impact of the Folgers divestiture in the prior period. We do not view these items to be part of our sustainable results. We believe the core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The tables below provide reconciliations of reported diluted net earnings per share from continuing operations to core earnings per share:

	JFM 2010	JFM 2009	FYTD 2010	FYTD 2009
Diluted Net Earnings Per Share - Continuing Operations	$0.83	$0.78	$2.82	$2.64
Incremental Folgers-related Restructuring Charges	—	$0.03	—	$0.05
Charge for Taxation of Retiree Healthcare Subsidy	$0.05	—	$0.05	—
Charges for Pending European Legal Matters	$0.00	—	$0.09	—
Rounding Impacts	$0.01	—	—	—

Core EPS	$0.89	$0.81	$2.96	$2.69
Core EPS Growth	10%		10%

Note – All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction. The tax impacts on the incremental Folgers-related restructuring charges are ($0.00) for JFM 2009 and ($0.01) for FYTD 2009. The entire amount of the charge for taxation of retiree healthcare subsidy is tax expense. There is no tax impact on the charges for pending European legal matters.

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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul ‘09 – Mar ‘10	$12,759	$(1,980)	$10,779	$10,551	102%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk since June 30, 2009. Additional information can be found in the section entitled Other Information, which appears on pages 47-48, and Note 5, Risk Management Activities and Fair Value Measurements, which appears on pages 58-61 of the Annual Report to Shareholders for the fiscal year ended June 30, 2009 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as updated by the Company’s Form 8-K filed on January 29, 2010.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to a number of antitrust investigations in Europe. In 2006, French authorities, in connection with an inquiry into potential competition law violations in France, entered the premises of two of the Company’s French subsidiaries and seized a variety of documents. In 2008, European Commission officials, with the assistance of the national authorities from a variety of countries, started an investigation into potential competition law violations in a variety of countries across the European Union. Around the same time, the national authorities in Spain, Italy and the Czech Republic initiated additional investigations into potential antitrust concerns within those countries. In connection with these investigations, a number of the Company’s subsidiaries were visited and documents seized. Also in 2008, authorities in the United Kingdom (UK) initiated an investigation concerning potential antitrust violations in the UK involving one of the Company’s subsidiaries. The Company or its subsidiaries are also involved in other competition law investigations in Germany, Belgium, Romania, Switzerland, France and Greece, as well as some other countries. We believe that all of the above matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars.

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company identified violations in certain European countries and appropriate actions were taken.

In addition to the complaints issued by France and Italy in a prior quarter, the authorities in Spain have issued a complaint alleging that the Company, along with several other companies, engaged in violations of competition laws in Spain. The Company will have the opportunity to respond to these complaints. The remaining matters discussed above are in various stages of the investigatory process.

It is still too early for us to reasonably estimate the total amount of fines to which the Company will be subject as a result of these various competition law issues. However, we have taken and will take reserves as appropriate. Please refer to the Company’s Risk Factors in Item 1A of this Form 10-Q for additional information.

In December 2008, the Company became aware of an investigation by Italian authorities into an environmental accident at the site of a contractor which provides services to one or more of the Company’s European affiliates. The accident involved the explosion of certain pressurized cans and resulted in the death of one worker and serious injuries to another. Italian authorities have commenced a formal criminal proceeding regarding whether the Company’s local affiliate and certain of its employees complied with Italian laws related to the proper classification and disposal of their products. Should they find that these entities violated the law, the Italian authorities could levy fines in excess of $100 thousand against the Company’s European affiliate(s).

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

Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in competitive, product-related and environmental laws, including actions in response to global climate change concerns, as well as changes in accounting standards and taxation requirements. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and intellectual property matters), and to resolve pending legal matters without significant liability, including the competition law and antitrust investigations described in Part II, Item 1 of this Form 10-Q, which could require us to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, may materially impact our results. In addition, as a U.S. based multinational company we are also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.

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

We face risks related to changes in the global economic environment.

Our business is impacted by global economic conditions. If the global economy experiences significant disruptions, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
1/1/10-1/31/10	29,346	$61.16	0	12.3
2/1/10-2/28/10	14,647,861	$61.86	14,647,709	11.4
3/1/10-3/31/10	17,288,319	$63.27	17,287,576	10.3

(1)	The total number of shares purchased was 31,965,526 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 30,241 for the quarter. The 30,241 shares were acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years (through June 30, 2010) to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to announcement of the program but are considered purchases against the program. We expect to repurchase about $6 billion during fiscal 2010.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 6.	Exhibits

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2009).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

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

THE PROCTER & GAMBLE COMPANY

April 30, 2010	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President & Comptroller and Global Household Care Finance and Accounting

EXHIBIT INDEX

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2009).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.