Form 10-K
period 2010-06-30
PROCTER & GAMBLE CO
filed 2010-08-13
CIK 80424

THE PROCTER & GAMBLE COMPANY

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

TO THE

SECURITIES AND EXCHANGE COMMISSION

FOR THE

YEAR ENDED JUNE 30, 2010

******************************************

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $176 billion on December 31, 2009.

There were 2,838,474,868 shares of Common Stock outstanding as of July 31, 2010.

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2010, (2010 Annual Report) are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.

Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2010, (2010 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

PART I

Item 1. Business.

Additional information required by this item is incorporated herein by reference to Management’s Discussion and Analysis (MD&A), which appears on pages 31-50; Note 1, Summary of Significant Accounting Policies, which appears on pages 55-57; and Note 11, Segment Information, which appears on pages 71-72 of the 2010 Annual Report. Unless the context indicates otherwise, the terms the “Company,” “P&G,” “we,” “our” or “us” as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.

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

Financial Information about Segments

As of June 30, 2010, the Company was organized into three Global Business Units (GBU’s): Beauty and Grooming; Health and Well-Being; and Household Care. We had six reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Snacks and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care. Many of the factors necessary for an understanding of these businesses are similar. Operating margins of the individual businesses vary slightly due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets of each business and products. While none of our reportable segments are highly seasonal, components within certain of our reportable segments, such as Batteries (Fabric Care and Home Care), Appliances (Grooming) and Prestige Fragrances (Beauty) are seasonal. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.

Additional information about our businesses can be found in MD&A and Note 11, Segment Information, which appear on pages 31-50 and 71-72, respectively, of the 2010 Annual Report.

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

Key Product Categories. In 2010, two product categories accounted for 10% or more of consolidated net sales. The laundry category constituted approximately 17% of net sales for fiscal years 2010, 2009 and 2008. The diaper category constituted approximately 11% of net sales for fiscal years 2010 and 2009 and 10% in 2008.

Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 16% of our total revenue in 2010, 2009 and 2008. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 32% of our total unit volume in 2010, compared to 30% of total unit volume in 2009 and 31% in 2008. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.

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

Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $1,950 million in 2010, $1,864 million in 2009 and $1,946 million in 2008.

Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2011.

Employees. Total number of employees is an estimate of total company employees excluding interns, co-ops and employees of joint ventures. Historical numbers include employees of discontinued operations.

	2010	2009	2008	2007	2006	2005
Total Number of employees	127,000	132,000	135,000	135,000	136,000	107,000

Financial Information about Foreign and Domestic Operations

Net sales in the United States account for approximately 38% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2010	2009	2008
North America	42%	42%	41%
Western Europe	21%	21%	24%
Asia	15%	14%	13%
Latin America	9%	9%	8%
CEEMEA (1)	13%	14%	14%

(1)	CEEMEA includes Central and Eastern Europe, Middle East and Africa

Net sales and assets in the United States and internationally were as follows (in billions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2010	2009	2008	2010	2009	2008
United States	$30.0	$29.6	$29.7	$70.1	$71.9	$73.8
International	$48.9	$47.1	$49.6	$58.1	$62.9	$70.2

Development of the Business

The discussion below provides insight to the general development of our business, including the material acquisitions and disposition of assets since the beginning of fiscal 2010.

Beauty and Grooming GBU. Effective July 1, 2009, we implemented a number of changes to the organization structure of the Beauty GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Grooming reportable segment and are now included in the Beauty reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Beauty reportable segment to the Grooming reportable segment. In addition, the Beauty GBU was renamed the Beauty and Grooming GBU. These changes have been reflected in our segment reporting for all periods presented.

Pharmaceuticals Divestiture. On October 30, 2009, we sold our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceuticals products, prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. The pharmaceuticals business had historically been part of the Health Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, are excluded from continuing operations and from segment results.

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

We conduct business across the globe with a significant portion of our sales outside the United States. As a result, we are subject to a number of risks, including, but not limited to, changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues and earnings received and/or balances held by or invested in our foreign subsidiaries, as well as exchange controls and other limits on our ability to repatriate earnings from outside the U.S. that can increase our exposure. We have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange controls, including, but not limited to, Venezuela, China and India. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these risks in an increasingly volatile environment. Further, we expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. Should growth rates or our market share fall substantially below expected levels in these regions, our results could be negatively impacted. In addition, economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption due to terrorist and other hostile activities.

If the reputation of the Company or one or more of our leading brands erodes significantly, it could have a material impact on our financial results.

The Company’s reputation is the foundation of our relationships with key stakeholders and other constituencies. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our ability to operate freely could be impaired and our financial results could suffer. Our financial success is directly dependent on the success of our brands, particularly our billion-dollar brands. The success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers. Further, our results could be negatively impacted if one of our leading brands suffers a substantial impediment to its reputation due to real or perceived quality issues or the distribution and sale of counterfeit products.

Our ability to successfully adapt to ongoing organizational change could impact our business results.

We have executed a number of significant business and organizational changes including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, we are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase compliance risks, including anti-corruption. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

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

Our business is subject to legislation, regulation and enforcement in the U.S. and abroad.

Changes in laws, regulations and the related interpretations and increased enforcement actions may alter the environment in which we do business. This includes changes in competition, product-related, privacy and environmental laws, including actions in response to global climate change concerns, increased enforcement as well as changes in accounting standards, taxation requirements and enforcement penalties. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability, including the competition law and antitrust investigations described in Part I, Item 3 of this Form 10-K, which could require us to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, may materially impact our results. In addition, as a U.S. based multinational company we are also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.

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

Our business is impacted by global economic conditions, which are increasingly volatile. If the global economy experiences significant disruptions, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

A failure of a key information technology system, process or site could have a material adverse impact on our ability to conduct business.

We rely extensively on information technology systems, some of which are managed by third-party service providers, to interact with internal and external stakeholders. These interactions include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes necessary to manage the business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition. In addition, we are transitioning our ordering, shipping and billing systems in North America and Western Europe to a new system during fiscal 2011. If the new system does not function properly upon implementation, our ability to process and deliver customer orders in our two largest regions could be limited and could negatively impact our results of operations during the period(s) of transition. Also, we may be unable to process and receive payments for products sold which could negatively impact our cash flow results during those periods.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In the U.S., we own and operate 37 manufacturing facilities located in 23 different states or territories. In addition, we own and operate 97 manufacturing facilities in 41 other countries. Many of the domestic and international facilities produce products for multiple businesses. Beauty products are manufactured at 39 of these locations; Grooming products at 14; Fabric Care and Home Care products at 51; Baby Care and Family Care products at 30; Snacks and Pet Care products at 11; and Health Care products at 35. Management believes that the Company’s production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and taxes.

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

During this fiscal year, authorities in France, Germany, Italy, Spain and Switzerland have issued complaints alleging that the Company, along with several other companies, engaged in violations of competition laws. The Company has the opportunity to respond to these complaints. The remaining matters discussed above are in various stages of the investigatory process.

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

Executive Officers of the Registrant

The names, ages and positions held by the executive officers of the Company on August 13, 2010, are:

Name	Position	Age	Elected to Officer Position
Robert A. McDonald	Chairman of the Board, President and Chief Executive Officer	57	1999
	Director since July 1, 2009

Jon R. Moeller	Chief Financial Officer	46	2009

Werner Geissler	Vice Chairman—Global Operations	57	2007

E. Dimitri Panayotopoulos	Vice Chairman—Global Household Care	58	2007

Edward D. Shirley	Vice Chairman—Global Beauty & Grooming	53	2008

Robert A. Steele	Vice Chairman—Global Health and Well—Being	55	2007

Bruce Brown	Chief Technology Officer	52	2008

Robert L. Fregolle, Jr.	Global Customer Business Development Officer	53	2009

R. Keith Harrison, Jr.	Global Product Supply Officer	62	2001

Christopher D. Hassall	Global External Relations Officer	56	2009

Deborah P. Majoras	Chief Legal Officer and Secretary	47	2010

Moheet Nagrath	Global Human Resources Officer	51	2008

Filippo Passerini	President—Global Business Services and Chief Information Officer	53	2003

Marc S. Pritchard	Global Brand Building Officer	50	2008

Valarie L. Sheppard	Senior Vice President & Comptroller and Global Household Care Finance and Accounting	46	2005

All of the Executive Officers named above, excluding Mr. Shirley and Ms. Majoras, have been employed by the Company for more than five years. During the previous five years, Mr. Shirley held the following positions within the Company: Vice Chairman – Global Beauty and Grooming (July 1, 2008 – present), Group President—North America (April 17, 2006 – June 30, 2008) and President—Commercial Operations—Gillette International (October 11, 2005 – April 16, 2006). Prior to the Company’s acquisition of The Gillette Company in October 2005, Mr. Shirley was President—Gillette International Commercial Operations (June 2004 – October 11, 2005). Ms. Majoras held the following positions within the Company during the past five years: Chief Legal Officer and Secretary (February 1, 2010 – present), Vice President and General Counsel (June 24, 2008 – January 31, 2010). Ms. Majoras was Chairman of the Federal Trade Commission from 2004 until joining the Company in 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
4/1/10 - 4/30/10	6,376,462	$62.76	6,373,863	$9.9
5/1/10 - 5/31/10	17,345,260	$61.98	17,344,431	$8.8
6/1/10 - 6/30/10	18,092,881	$61.41	18,092,881	$0

(1)	The total number of shares purchased was 41,814,603 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. The number of shares purchased other than through a publicly announced repurchase plan was 3,428 for the quarter. The 3,428 shares were acquired by the Company under various compensation and benefit plans. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2007, the Company announced a share repurchase plan. Pursuant to the share repurchase plan, the Board of Directors authorized the Company and its subsidiaries to acquire in open market and/or private transactions $24 to $30 billion of shares of Company common stock over the subsequent three years (through June 30, 2010) to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to the announcement of the program but are considered purchases against the program. The total dollar value of shares purchased under the share repurchase plan was $22 billion. The share repurchase plan expired on June 30, 2010.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Additional information required by this item is incorporated by reference to Shareholder Return Performance Graphs, which appears on pages 76-77; Company and Shareholder Information, which appears on page 78 of the 2010 Annual Report; and can be found in Part III, Item 12 of this Form 10-K.

Item 6. Selected Financial Data.

The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 55-57; Note 11, Segment Information, which appears on pages 71-72; and Financial Summary, which appears on page 76 of the 2010 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to Management’s Discussion and Analysis, which appears on pages 31-50; Note 1, Summary of Significant Accounting Policies, which appears on pages 55-57; Note 10, Commitments and Contingencies, which appears on page 70; and Note 11, Segment Information, which appears on pages 71-72 of the 2010 Annual Report.

The Company has made certain forward-looking statements in the 2010 Annual Report and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to the section entitled Other Information, which appears on pages 48-49, and Note 5, Risk Management Activities and Fair Value Measurements, which appears on pages 59-62 of the 2010 Annual Report.

Item 8. Financial Statements and Supplementary Data.

Additional information required by this item is incorporated by reference to pages 51-74 and 76 of the 2010 Annual Report.

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

Management’s Report on Internal Control over Financial Reporting.

Management’s annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to pages 29-30 of the 2010 Annual Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors has determined that the following members of the Audit Committee are independent and are audit committee financial experts as defined by SEC rules: Ms. Patricia A. Woertz (Chair) and Mr. Rajat K. Gupta.

The information required by this item is incorporated by reference to the following sections of the 2010 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Election of Directors, Nominees for Election of Directors with Terms Expiring in 2011, The Board of Directors and Committees of the Board, up to but not including the section entitled Board and Committee Meeting Attendance; the section entitled Code of Ethics; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2010 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of June 30, 2010. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan; The Gillette Company 1971 Stock Option Plan; The Gillette Company 2004 Long-Term Incentive Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	323,131,725	$50.5810	(2)
Restricted Stock Units (RSUs)	5,376,606	N/A	(2)
Equity compensation plans not approved by security holders (3)
Options	41,839,216	$46.9131	(4)
Restricted Stock Units (RSUs)	98,136	N/A	(4)
GRAND TOTAL	370,445,683	$53.6847	155,167,362

(1)	Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors Stock Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

(2)	Of the plans listed in (1), only The Procter & Gamble 2009 Stock and Incentive Compensation Plan and The 2003 Non- Employee Directors Stock Plan allow for future grants of securities. The maximum number of shares that may be granted under these plans is 180 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs) will be counted as 2.88 shares for each share awarded. Total shares available for future issuance under these plans is 155 million.
(3)	Includes The Procter & Gamble 1992 Stock Plan (Belgian version); The Procter & Gamble Future Shares Plan; The Gillette Company 1971 Stock Option Plan; and The Gillette Company 2004 Long-Term Incentive Plan.
(4)	None of the plans listed in (3) allow for future grants of securities.

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

The Gillette Company 2004 Long-Term Incentive Plan

Shareholders of The Gillette Company approved The Gillette Company 2004 Long-Term Incentive Plan on May 20, 2004, and the plan was assumed by the Company upon the merger between The Procter & Gamble Company and The Gillette Company. All options became immediately vested and exercisable on October 1, 2005 as a result of the merger. After the merger, all outstanding options became options to purchase shares of The Procter & Gamble Company subject to an exchange ratio of .975 shares of P&G stock per share of Gillette stock. Only employees previously employed by The Gillette Company prior to October 1, 2005 are eligible to receive grants under this plan.

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

Additional information required by this item is incorporated by reference to the 2010 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the following sections of the 2010 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Director Independence and Review and Approval of Transactions with Related Persons.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2010 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:

The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management’s report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

–	Management’s Report on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

–	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

–	Consolidated Statements of Earnings — for years ended June 30, 2010, 2009 and 2008

–	Consolidated Balance Sheets — as of June 30, 2010 and 2009

–	Consolidated Statements of Shareholders’ Equity — for years ended June 30, 2010, 2009 and 2008

–	Consolidated Statements of Cash Flows — for years ended June 30, 2010, 2009 and 2008

–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

Exhibits:

Exhibit (3-1) —	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).*

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).*

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors’ Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997.*

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2007).*

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2008).*

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program and related correspondence and terms and conditions.*

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions. (Incorporated by reference to Exhibit (10-11) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009).*

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).*

(10-13) —	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2008).*

(10-14) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).*

(10-15) —	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2007).*

(10-16) —	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company’s 10-Q for the quarter ended September 30, 2006).*

(10-17) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-18) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-19) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-20) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).*

(10-21) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-22) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-23) —	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).*

(10-24) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. (Incorporated by reference to Exhibit (10-29) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).*

(10-25) —	The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009).*

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-79).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ ROBERT A. MCDONALD
(Robert A. McDonald) Chairman of the Board, President and Chief Executive Officer August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. MCDONALD (Robert A. McDonald)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 13, 2010

/S/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 13, 2010

/S/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President & Comptroller and Global Household Care Finance and Accounting (Principal Accounting Officer)	August 13, 2010

/S/ ANGELA F. BRALY (Angela F. Braly)	Director	August 13, 2010

/S/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 13, 2010

/S/ SCOTT D. COOK (Scott D. Cook)	Director	August 13, 2010

/S/ RAJAT K. GUPTA (Rajat K. Gupta)	Director	August 13, 2010

/S/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 13, 2010

/S/ JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 13, 2010

/S/ MARY AGNES WILDEROTTER (Mary Agnes Wilderotter)	Director	August 13, 2010

Signature	Title	Date

/S/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 13, 2010

/S/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 13, 2010

EXHIBIT INDEX

Exhibit (3-1) —	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(3-2) —	Regulations (as amended by shareholders at the annual meeting on October 10, 2006) (Incorporated by reference to Exhibit (3-2) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit (4) —	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) —	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(10-2) —	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-3) —	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-4) —	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended December 31, 2006).

(10-5) —	The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-6) —	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008).

(10-7) —	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997.

(10-8) —	The Procter & Gamble 2003 Non-Employee Directors’ Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2007).

(10-9) —	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

(10-10) —	Summary of the Company’s Short Term Achievement Reward Program and related correspondence and terms and conditions.

(10-11) —	Summary of the Company’s Business Growth Program and related correspondence and terms and conditions. (Incorporated by reference to Exhibit (10-11) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009).

(10-12) —	Company’s Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended March 31, 2007).

(10-13) —	Summary of personal benefits available to certain officers and non- employee directors (Incorporated by reference to Exhibit (10-3) of the Company’s Form 10-Q for the quarter ended September 30, 2008).

(10-14) —	The Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2005).

(10-15) —	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2007).

(10-16) —	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company’s 10-Q for the quarter ended September 30, 2006).

(10-17) —	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-18) —	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-19) —	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-20) —	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-21) —	Form of Commercial Paper Dealer Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-9) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-22) —	Form of Issuing and Paying Agent Agreement in connection with the $10 Billion commercial paper program initiated by Procter & Gamble International Funding S.C.A. (Incorporated by reference to Exhibit (10-10) of the Company’s Form 10-Q for the quarter ended September 30, 2006).

(10-23) —	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company’s Form 8-K filed on December 15, 2006).

(10-24) —	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. (Incorporated by reference to Exhibit (10-29) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007).

(10-25) —	The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009).

Exhibit (11) —	Computation of earnings per share.

Exhibit (12) —	Computation of ratio of earnings to fixed charges.

Exhibit (13) —	Annual Report to Shareholders (pages 1-79).

Exhibit (21) —	Subsidiaries of the registrant.

Exhibit (23) —	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) —	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) —	Section 1350 Certifications.

Exhibit (99-1) —	Summary of Directors and Officers Insurance Program.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.