Form 10-Q
period 2010-09-30
PROCTER & GAMBLE CO
filed 2010-10-28
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

There were 2,799,193,095 shares of Common Stock outstanding as of September 30, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months ended September 30, 2010 and 2009, the Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2010	2009
Net Sales	$20,122	$19,807
Cost of products sold	9,689	9,398
Selling, general and administrative expense	5,932	5,961

Operating Income	4,501	4,448
Interest expense	208	287
Other non-operating income/(expense), net	(11)	23

Earnings from Continuing Operations Before Income Taxes	4,282	4,184
Income taxes on continuing operations	1,201	1,157

Net Earnings from Continuing Operations	3,081	3,027
Net Earnings from Discontinued Operations	0	280

Net Earnings	$3,081	$3,307

Per Common Share
Basic net earnings from continuing operations	$1.07	$1.02
Basic net earnings from discontinued operations	—	0.09

Basic net earnings	1.07	1.11
Diluted net earnings from continuing operations	1.02	0.97
Diluted net earnings from discontinued operations	—	0.09

Diluted net earnings	1.02	1.06
Dividends	$0.48	$0.44
Diluted Weighted Average Common Shares Outstanding	3,025.6	3,109.6

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30 2010	June 30 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$2,603	$2,879
Accounts receivable			6,082	5,335
Inventories
Materials and supplies			1,959	1,692
Work in process			683	604
Finished goods			4,635	4,088

Total inventories			7,277	6,384
Deferred income taxes			968	990
Prepaid expenses and other current assets			3,566	3,194

TOTAL CURRENT ASSETS			20,496	18,782
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,259	6,868
Machinery and equipment			30,522	29,294
Land			892	850

Total property, plant and equipment			38,673	37,012
Accumulated depreciation			(18,796)	(17,768)

NET PROPERTY, PLANT AND EQUIPMENT			19,877	19,244
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			56,171	54,012
Trademarks and other intangible assets, net			32,369	31,636

NET GOODWILL AND OTHER INTANGIBLE ASSETS			88,540	85,648
OTHER NONCURRENT ASSETS			4,779	4,498

TOTAL ASSETS			$133,692	$128,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$6,716	$7,251
Accrued and other liabilities			9,412	8,559
Debt due within one year			11,512	8,472

TOTAL CURRENT LIABILITIES			27,640	24,282
LONG-TERM DEBT			21,464	21,360
DEFERRED INCOME TAXES			10,709	10,902
OTHER NONCURRENT LIABILITIES			10,678	10,189

TOTAL LIABILITIES			70,491	66,733
SHAREHOLDERS’ EQUITY
Preferred stock			1,260	1,277
Common stock – shares issued –	30-Sep	4,007.7	4,008
	30-Jun	4,007.6		4,008
Additional paid-in capital			61,839	61,697
Reserve for ESOP debt retirement			(1,353)	(1,350)
Accumulated other comprehensive income (loss)			(5,007)	(7,822)
Treasury stock			(64,174)	(61,309)
Retained earnings			66,282	64,614
Noncontrolling interest			346	324

TOTAL SHAREHOLDERS’ EQUITY			63,201	61,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$133,692	$128,172

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2010	2009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,879	$4,781
OPERATING ACTIVITIES
Net earnings	3,081	3,307
Depreciation and amortization	689	771
Share-based compensation expense	87	99
Deferred income taxes	48	(29)
(Gain)/loss on sale of businesses	2	(199)
Changes in:
Accounts receivable	(434)	(513)
Inventories	(604)	(96)
Accounts payable, accrued and other liabilities	(303)	818
Other operating assets and liabilities	19	398
Other	(133)	(1)

TOTAL OPERATING ACTIVITIES	2,452	4,555

INVESTING ACTIVITIES
Capital expenditures	(519)	(552)
Proceeds from asset sales	14	209
Acquisitions, net of cash acquired	(398)	(19)
Change in investments	(25)	(16)

TOTAL INVESTING ACTIVITIES	(928)	(378)

FINANCING ACTIVITIES
Dividends to shareholders	(1,422)	(1,336)
Change in short-term debt	2,412	1,914
Additions to long-term debt	1	1,496
Reductions of long-term debt	(18)	(4,986)
Treasury stock purchases	(3,010)	(8)
Impact of stock options and other	136	117

TOTAL FINANCING ACTIVITIES	(1,901)	(2,803)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	101	139
CHANGE IN CASH AND CASH EQUIVALENTS	(276)	1,513

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,603	$6,294

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the three-month period ended September 30, 2010 are not necessarily indicative of annual results.

2.	Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended September 30, 2010 and 2009 was $5,896 million and $4,702 million, respectively.

3.	Segment Information - Following is a summary of segment results. As discussed in Note 10, a certain divested business is presented as discontinued operations and is excluded from segment results for all periods presented.

Following is a summary of segment results.

		Three Months Ended September 30
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty and Grooming GBU
Beauty	2010	$4,929	$1,081	$829
	2009	4,921	1,027	777

Grooming	2010	1,898	524	398
	2009	1,858	489	351
Health and Well-Being GBU
Health Care	2010	2,984	741	495
	2009	2,979	830	550

Snacks and Pet Care	2010	709	77	54
	2009	755	113	74
Household Care GBU
Fabric Care and Home Care	2010	6,297	1,417	937
	2009	6,130	1,510	1,009

Baby Care and Family Care	2010	3,652	749	470
	2009	3,589	885	557
Corporate	2010	(347)	(307)	(102)
	2009	(425)	(670)	(291)

Total	2010	20,122	4,282	3,081
	2009	19,807	4,184	3,027

4.	Goodwill and Other Intangible Assets - Goodwill as of September 30, 2010 is allocated by reportable segment and global business unit as follows (amounts in millions):

Three Months Ended September 30, 2010
BEAUTY & GROOMING GBU
Beauty, beginning of year	$17,575
Acquisitions and divestitures	—
Translation and other	898

Goodwill, September 30, 2010	18,473
Grooming, beginning of year	20,384
Acquisitions and divestitures	(2)
Translation and other	738

Goodwill, September 30, 2010	21,120
HEALTH & WELL-BEING GBU
Health Care, beginning of year	7,859
Acquisitions and divestitures	—
Translation and other	196

Goodwill, September 30, 2010	8,055
Snacks and Pet Care, beginning of year	2,203
Acquisitions and divestitures	14
Translation and other	15

Goodwill, September 30, 2010	2,232
HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,248
Acquisitions and divestitures	78
Translation and other	150

Goodwill, September 30, 2010	4,476
Baby Care and Family Care, beginning of year	1,445
Acquisitions and divestitures	—
Translation and other	72

Goodwill, September 30, 2010	1,517
CORPORATE
Corporate, beginning of year	298
Acquisitions and divestitures	—
Translation and other	—

Goodwill, September 30, 2010	298
GOODWILL, beginning of year	54,012
Acquisitions and divestitures	90
Translation and other	2,069

Goodwill, September 30, 2010	$56,171

The increase in goodwill from June 30, 2010 is primarily due to currency translation across all GBUs and the acquisition of Ambi Pur.

Identifiable intangible assets as of September 30, 2010 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,901	$3,779
Intangible assets with indefinite lives	27,247	—

Total identifiable intangible assets	$36,148	$3,779

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The non-amortizable intangible assets consist primarily of brands.

The amortization of intangible assets for the three months ended September 30, 2010 and 2009 was $140 million and $145 million, respectively.

5.	Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months ended September 30, 2010 and 2009 are summarized in the following table (amounts in millions):

	Three Months Ended September 30
	2010	2009
Share-Based Compensation
Stock options	$68	$93
Other share-based awards	19	6

Total share-based compensation	$87	$99

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended September 30		Three Months Ended September 30
Amounts in millions	2010	2009	2010	2009
Service cost	$62	$55	$35	$26
Interest cost	140	147	65	63
Expected return on plan assets	(119)	(111)	(108)	(107)
Amortization of deferred amounts	4	4	(5)	(5)
Recognized net actuarial loss	37	23	24	4

Gross benefit cost (credit)	124	118	11	(19)
Dividends on ESOP preferred stock	—	—	(20)	(28)

Net periodic benefit cost (credit)	$124	$118	$(9)	$(47)

For the year ending June 30, 2011, the expected return on plan assets is 7.0% and 9.2% for defined benefit and other retiree benefit plans, respectively.

7.	Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

For details on the Company’s risk management activities, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Fair Value Hierarchy

For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of September 30 and June 30, 2010 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	September 30, 2010	June 30, 2010	September 30, 2010	June 30, 2010	September 30, 2010	June 30, 2010	September 30, 2010	June 30, 2010
Assets at fair value:
Investment securities	$21	$12	$—	$—	$23	$45	$44	$57
Derivatives relating to:
Other foreign currency instruments (1)	—	—	302	81	—	—	302	81
Interest rates	—	—	253	191	—	—	253	191
Net investment hedges	—	—	—	14	—	—	—	14
Commodities	—	—	6	10	—	—	6	10

Total assets at fair value (2)	21	12	561	296	23	45	605	353

Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	233	177	—	—	233	177
Other foreign currency instruments (1)	—	—	13	175	—	—	13	175
Net investment hedges	—	—	88	23	—	—	88	23
Commodities	—	—	1	—	—	—	1	—

Total liabilities at fair value (3)	—	—	335	375	—	—	335	375

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.
(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.
(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There was no significant activity within the Level 3 assets and liabilities during the periods presented.

There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of September 30, 2010 was $177 million. The Company has never been required to post any collateral as a result of these contractual features.

Fair Values of Other Financial Instruments

Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $23,707 million and $23,072 million at September 30 and June 30, 2010, respectively.

Disclosures about Derivative Instruments

The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30 and June 30, 2010 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	September 30, 2010	June 30, 2010	September 30, 2010	June 30, 2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	690	690	(233)	(177)
Commodity contracts	30	43	4	10

Total	720	733	(229)	(167)

Derivatives in Fair Value Hedging Relationships

Interest rate contracts	8,344	7,942	253	191

Derivatives in Net Investment Hedging Relationships

Net investment hedges	1,492	1,586	(88)	(9)

Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	11,582	11,845	289	(94)
Commodity contracts	44	19	1	—

Total	11,626	11,864	290	(94)

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	September 30, 2010	June 30, 2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$18	$19
Foreign currency contracts	21	23
Commodity contracts	4	11

Total	43	53

Derivatives in Net Investment Hedging Relationships

Net investment hedges	(57)	(8)

During the next 12 months, the amount of the September 30, 2010 accumulated other comprehensive income (OCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2010 and 2009 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30
Amounts in Millions	2010	2009
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$(7)
Foreign currency contracts	(49)	(51)
Commodity contracts	14	(61)

Total	(33)	(119)

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30
Amounts in Millions	2010	2009
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	62	52
Debt	(63)	(57)

Total	(1)	(5)

Derivatives in Net Investment Hedging Relationships (2)

Net investment hedges	—	—

Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	736	260
Commodity contracts	2	—

Total	738	260

(1)	The gain or loss on the effective portion of cash flow hedging relationships is reclassified from accumulated OCI into net income in the same period during which the related item affects earnings. Such amounts are included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative expense and interest expense and commodity contracts in cost of products sold.

(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.
(3)	The gain or loss on contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings as follows: foreign currency contracts in selling, general and administrative expense and commodity contracts in cost of products sold.

8.	New Accounting Pronouncements and Policies

No new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

9.	Commitments and Contingencies

Litigation

We are subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as governmental regulations, antitrust and trade regulations, product liability, patent and trademark matters, income taxes and other actions.

As previously disclosed, the Company is subject to a variety of investigations into potential competition law violations in Europe by the European Commission and national authorities from a number of countries, as detailed in Part 2, Item 1, Legal Proceedings of this 10-Q. These matters involve a number of consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines.

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company has identified violations in certain European countries and appropriate actions were taken.

Several countries in Europe have issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company either has, or will have, the opportunity to respond to these complaints. As a result of our initial and on-going analyses of these complaints, the Company has reserves totaling $275 million as of September 30, 2010 for potential fines for competition law violations. The ultimate resolution of these matters could result in fines or costs significantly in excess of the amounts reserved.

The remaining matters involving the European Commission and various other countries are in various stages of the investigatory process. It is still too early for us to reasonably estimate the total amount of fines to which the Company will be subject as a result of these competition law issues. The ultimate resolution of these matters will likely result in fines or other costs that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. In other industries, these fines have amounted to hundreds of millions of dollars. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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

Income Tax Uncertainties

The Company is present in over 150 taxable jurisdictions and, at any point in time, has 50 – 60 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 1997 and forward. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10.	Discontinued Operations

In October 2009, the Company completed the divestiture of our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion of cash, net of assumed and transferred liabilities. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceutical products, our prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. In addition, the majority of the employees working on the pharmaceuticals business were transferred to Warner Chilcott. The Company recorded an after-tax gain on the transaction of $1,464 million in the quarter ended December 31, 2009. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.

Following is selected financial information included in net earnings from discontinued operations for the pharmaceuticals business:

	Three months ended September 30
Amounts in millions	2010	2009
Net sales	$—	$555

Earnings from discontinued operation	—	430
Income tax expense	—	(150)

Net earnings from discontinued operations	—	280

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended September 30, 2010

•	Business Segment Discussion – Three Months Ended September 30, 2010

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

The table below provides more information about the components of our GBU structure.

GBU	Reportable Segment	Categories	Billion-Dollar Brands
Beauty and Grooming	Beauty	Cosmetics, Female Antiperspirant and Deodorant, Female Personal Cleansing, Female Shave Care, Hair Care, Hair Color, Hair Styling, Pharmacy Channel, Prestige Products, Salon Professional, Skin Care	Head & Shoulders, Olay, Pantene, Wella
	Grooming	Beauty Electronics, Home Small Appliances, Male Blades and Razors, Male Personal Care	Braun, Fusion, Gillette, Mach3

Health and Well-Being	Health Care	Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Water Filtration, Other Oral Care	Always, Crest, Oral-B
	Snacks and Pet Care	Pet Care, Snacks	Iams, Pringles

Household Care	Fabric Care and Home Care	Additives, Air Care, Batteries, Dish Care, Fabric Enhancers, Laundry, Surface Care	Ace, Ariel, Dawn, Downy, Duracell, Gain, Tide
	Baby Care and Family Care	Baby Wipes, Diapers, Paper Towels, Tissues, Toilet Paper	Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three months ended September 30, 2010 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	26%
Grooming	9%	12%
Health and Well-Being GBU
Health Care	15%	16%
Snacks and Pet Care	3%	2%
Household Care GBU
Fabric Care and Home Care	31%	29%
Baby Care and Family Care	18%	15%
Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the three months ended September 30, 2010:

•	Net sales increased 2% to $20.1 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 4%.

•	Unit volume grew 8%, led by double-digit growth in the Fabric Care and Home Care and Baby Care and Family Care segments.

•	Net earnings from continuing operations were $3.1 billion, an increase of 2% versus the prior year period mainly due to net sales growth.

•	Net earnings declined 7% to $3.1 billion due to the lost contribution from the discontinued pharmaceuticals business.

•	Diluted net earnings per share from continuing operations increased 5% to $1.02. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

•

Diluted net earnings per share decreased 4% versus the prior year period to $1.02 as the loss of contribution from discontinued operations was only partially offset by increased earnings from continuing operations.

•

Operating cash flow decreased $2.1 billion versus the prior year period to $2.5 billion mainly due to an increase in working capital. Free cash flow, which is operating cash flow less capital expenditures, was $1.9 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 63%.

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are “forward-looking statements,” and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risks that could impact our results, refer to Item 1A Risk Factors in our most recent 10-K filing.

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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2010

The following discussion provides a review of results for the three months ended September 30, 2010 versus the three months ended September 30, 2009.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended September 30
	2010	2009	% CHG
NET SALES	$20,122	$19,807	2%
COST OF PRODUCTS SOLD	9,689	9,398	3%

GROSS MARGIN	10,433	10,409	0%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	5,932	5,961	0%

OPERATING INCOME	4,501	4,448	1%
TOTAL INTEREST EXPENSE	208	287
OTHER NON-OPERATING INCOME/(EXPENSE), NET	(11)	23

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,282	4,184	2%
INCOME TAXES	1,201	1,157

NET EARNINGS FROM CONTINUING OPERATIONS	3,081	3,027	2%
NET EARNINGS FROM DISCONTINUED OPERATIONS	0	280

NET EARNINGS	3,081	3,307	(7)%

EFFECTIVE TAX RATE FROM CONTINUING OPERATIONS	28.0%	27.7%
PER COMMON SHARE:
BASIC NET EARNINGS – CONTINUING OPERATIONS	$1.07	$1.02
BASIC NET EARNINGS – DISCONTINUED OPERATIONS	$—	$0.09

BASIC NET EARNINGS	$1.07	$1.11
DILUTED NET EARNINGS – CONTINUING OPERATIONS	$1.02	$0.97	5%
DILUTED NET EARNINGS – DISCONTINUED OPERATIONS	$—	$0.09

DILUTED NET EARNINGS	$1.02	$1.06	(4)%
DIVIDENDS	$0.4818	$0.44	9.5%
AVERAGE DILUTED SHARES OUTSTANDING	3,025.6	3,109.6

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	51.9%	52.6%	(70)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	29.5%	30.1%	(60)
OPERATING MARGIN	22.4%	22.5%	(10)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21.3%	21.1%	20
NET EARNINGS FROM CONTINUING OPERATIONS	15.3%	15.3%	0

Net sales increased 2% to $20.1 billion for the July - September quarter on an 8% increase in unit volume. Volume growth was broad based with growth in all geographic regions, led by double-digit growth in developing regions. Five of the six business segments contributed to volume growth, led by double-digit growth in the Fabric Care and Home Care and the Baby Care and Family Care segments. Volume in the Beauty, Grooming and Health Care segments was up mid-single digits, while volume in the Snacks and Pet Care segment declined low single digits. Organic volume, which excludes acquisitions and divestitures, increased 7%. Price reductions lowered net sales by 1% mainly due to pricing adjustments executed in previous periods, partially offset by price increases taken in developing regions to offset currency devaluations. Negative mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Unfavorable foreign exchange lowered net sales by 3% as key foreign currencies weakened versus the U.S. dollar. Organic sales growth was 4% driven by unit volume growth, partially offset by the impact of price reductions and unfavorable mix.

	Net Sales Change Drivers 2010 vs. 2009 (Three Months Ended Sep. 30)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	4%	4%	-2%	0%	-2%	0%
Grooming	5%	5%	-4%	1%	0%	2%
Health and Well-Being GBU
Health Care	6%	6%	-4%	-2%	0%	0%
Snacks and Pet Care	-1%	-4%	-1%	-2%	-2%	-6%
Household Care GBU
Fabric Care and Home Care	10%	9%	-3%	-2%	-2%	3%
Baby Care and Family Care	10%	10%	-3%	-2%	-3%	2%

Total Company	8%	7%	-3%	-1%	-2%	2%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 70 basis points to 51.9% of net sales in the first fiscal quarter. The reduction in gross margin was driven mainly by higher commodity and energy costs and unfavorable product mix, partially offset by the impact of volume scale leverage and manufacturing cost savings.

Total selling, general and administrative expenses (SG&A) were in line with the prior year period at $5.9 billion as higher marketing spending was offset by reduced overhead spending and the impact of higher base period foreign currency exchange costs primarily related to our operations in Venezuela. In the prior year period, foreign currency exchange costs related to our operations in Venezuela were approximately $320 million versus approximately $10 million in the current period. These costs included losses incurred to swap bolivars for U.S. dollars in the parallel market and the remeasurement of a portion of our net monetary assets denominated in bolivars at the parallel market exchange rate. See the section titled “Foreign Currency Translation – Venezuela Impacts” below for additional discussion. SG&A as a percentage of net sales declined 60 basis points due mainly to scale leverage from an increase in net sales.

Interest expense was $208 million for the quarter, down $79 million versus the prior year period primarily due to a reduction in debt outstanding and lower interest rates on floating rate debt. Other non-operating income/(expense), net declined $34 million mainly behind lower interest and investment income and higher provisions for noncontrolling interests due to increased earnings in less than fully-owned subsidiaries. The effective tax rate on continuing operations increased 30 basis points to 28.0% primarily due to audit settlements in the prior year period.

Net earnings from continuing operations increased 2% to $3.1 billion for the quarter, in line with net sales growth. Operating margin declined 10 basis points as lower gross margin was largely offset by a reduction in SG&A as a percentage of net sales. The impact of lower interest expense was largely offset by lower other non-operating income/(expense), net and a higher effective tax rate. Diluted net earnings per share from continuing operations increased 5% to $1.02. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

Net earnings from discontinued operations declined $280 million for the quarter due to the loss of contribution from the global pharmaceuticals business which was divested at the end of October 2009.

Net earnings declined 7% for the quarter to $3.1 billion behind a decrease in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share were down 4% to $1.02. The decline in earnings per share was less than the decline in net earnings due to the impact of share repurchases.

Foreign Currency Translation – Venezuela Impacts

Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings.

The Venezuelan government has introduced a number of currency controls for companies operating in Venezuela. Under these controls, there are two official exchange rates for imported goods. Those goods classified as essential, such as food, medicine and capital investments, have an exchange rate of 2.6 bolivars to the U.S. dollar, while payments for other non-essential goods have an exchange rate of 4.3. Many of our imported products fall into the essential classification and qualify for the 2.6 rate. However, our overall results in Venezuela are reflected in our Consolidated Financial Statements at the 4.3 rate expected to be applicable to dividend repatriations.

There are also exchange controls over securities transactions in the parallel market, which has historically been used to pay for imported goods and services that do not qualify for exchange in the official market. The Central Bank of Venezuela is the only legal intermediary through which parallel market transactions can be executed. The government controls the underlying parallel exchange rate which was approximately 5.3 at September 30, 2010. The notional amount of transactions that run through this parallel market mechanism is very restricted, which has eliminated our ability to access the parallel market to pay for imported goods and/or manage our local monetary asset balances.

As of September 30, 2010, we had net monetary assets denominated in local currency of approximately $490 million. Approximately $260 million of this balance has been remeasured using the parallel rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs and our overall repatriation plans, we have exposure for the differential between the official and parallel exchange rates on this portion of our local monetary assets.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including the Company’s ability to mitigate the effect of the potential future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, such as inflation and consumer spending, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2010

The following discussion provides a review of results by business segment. Analyses of the results for the three months ended September 30, 2010 are provided compared to the same three month period ended September 30, 2009. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three months ended September 30, 2010 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2010
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$4,929	0%	$1,081	5%	$829	7%
Grooming	1,898	2%	524	7%	398	13%
Health and Well-Being GBU
Health Care	2,984	0%	741	-11%	495	-10%
Snacks and Pet Care	709	-6%	77	-32%	54	-27%
Household Care GBU
Fabric Care and Home Care	6,297	3%	1,417	-6%	937	-7%
Baby Care and Family Care	3,652	2%	749	-15%	470	-16%
Corporate	(347)	N/A	(307)	N/A	(102)	N/A

Total Company	20,122	2%	4,282	2%	3,081	2%

BEAUTY AND GROOMING GBU

Beauty

Beauty net sales were in line with the prior year period at $4.9 billion on unit volume growth of 4%. Organic sales grew 3%. Volume in developing regions increased double digits, while volume in developed regions declined low single digits. Mix reduced net sales by 2% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and declines in the premium-priced categories of Prestige Products and Salon Professional. Unfavorable foreign exchange lowered net sales growth by 2%. Volume in Retail Hair Care increased mid-single digits due to double-digit growth in developing regions behind initiative activity and market growth. Volume in Female Beauty grew mid-single digits primarily behind double-digit growth of Olay, Safeguard and Venus. Volume in Salon Professional declined high single digits mainly due to the exit of non-strategic businesses. Volume in Prestige Products was down high single digits behind lower shipments in Western Europe and the divestiture of minor brands. Net earnings increased 7% to $829 million driven by higher operating margin due to higher gross margin and lower SG&A as a percentage of net sales. Gross margin expanded behind manufacturing cost savings. SG&A as a percentage of net sales declined due to lower overhead spending and reduced foreign currency exchange costs, partially offset by higher marketing spending.

Grooming

Grooming net sales increased 2% to $1.9 billion on a 5% increase in unit volume. Organic sales were up 6%.

Price increases, taken primarily across blades and razors, added 1% to net sales growth. Unfavorable foreign exchange reduced net sales growth by 4%. Volume grew double digits in developing regions and low single digits in developed regions. Male Grooming volume grew mid-single digits due to higher shipments of blades and razors, mainly in developing regions, and deodorants in North America and Latin America. Appliances volume increased high single digits behind increased shipments of beauty electronics, which includes shavers, epilators and hair care appliances. Global market share of the dry shave category increased over 2 points. Net earnings increased 13% to $398 million driven by higher net sales, increased operating margin and a lower tax rate. Operating margin increased behind higher gross margin and lower SG&A as a percentage of net sales. Gross margin increased due to improved product mix. SG&A as a percentage of net sales declined as lower foreign currency exchange costs and reduced overhead spending were only partially offset by higher marketing spending.

HEALTH AND WELL-BEING GBU

Health Care

Health Care net sales were in line with the prior year period at $3.0 billion on unit volume growth of 6%. Organic sales grew 4%. Pricing reduced net sales by 2%. Unfavorable foreign exchange reduced net sales by 4%. Volume increased double digits in developing regions and low single digits in developed regions. Oral Care volume was up high single digits behind the launch of Crest ProHealth Clinical and ProHealth For Me in North America, expansion of Oral-B toothpaste and success of ProHealth and Complete in Latin America and continued success of Crest ProHealth in Asia. Global market share of the oral care category was up half a point. Personal Health Care volume increased low single digits behind higher shipments of Vicks and PuR, mainly in CEEMEA, partially offset by a continued decline of Prilosec OTC in North America due to increased competitive activity. Feminine Care volume grew mid-single digits due to higher shipments of Naturella behind expansion into China and growth of Always mainly in CEEMEA. Global market share of the feminine care category was down half a point. Net earnings declined 10% to $495 million driven by lower operating margin. Operating margin contracted mainly due to a marketing-spending driven increase in SG&A as a percentage of net sales.

Snacks and Pet Care

Snacks and Pet Care net sales decreased 6% to $709 million on a 1% decline in unit volume. Organic sales were down 9%. Pricing reduced net sales by 2%. Product mix reduced net sales by 2% due to the disproportionate growth of Snacks, which have lower than segment average selling prices. Unfavorable foreign exchange lowered net sales by 1%. Organic volume, which excludes the impact of acquisitions and divestitures, declined 4%. Volume in Snacks increased high single digits mainly due to increased distribution in CEEMEA and Latin America and X-treme and multigrain initiatives in North America and Western Europe. Volume in Pet Care was down high single digits due mainly to supply constraints resulting from a restructuring of the supply chain and following the recall of select dry pet food products, partially offset by the impact of the Natura Pet Products acquisition in June 2010. Net earnings declined 27% to $54 million mainly due to lower net sales and incremental costs related to the pet food recall and supply chain restructuring efforts.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Fabric Care and Home Care net sales increased 3% to $6.3 billion on 10% unit volume growth. Organic sales were up 5% on 9% organic volume growth. Pricing lowered net sales by 2%. Negative product mix reduced net sales by 2% mainly due to disproportionate growth of mid-tier product lines and powdered laundry detergents, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Volume in developing regions grew double digits, while volume in developed regions was up high single digits. Volume in Fabric Care increased high single digits mainly due to initiative activity and increased distribution in developing regions. Global market share of the fabric care category increased less than half a point. Volume in Home Care was up double digits driven mainly by initiative launches, market growth and the Ambi Pur acquisition. Global market share of the home care category was up over one point. Volume in Batteries grew high single digits primarily due to price reductions executed through pack count increases in North America, higher demand from business customers and market growth and distribution expansion in developing regions. Global market share of the batteries category increased over half a point. Net earnings decreased 7% to $937 million as sales growth was more than offset by operating margin contraction. Operating margin declined due to lower gross margin and higher SG&A as a percentage of net sales. Gross margin contracted due mainly to lower pricing, unfavorable product mix and higher commodity costs. SG&A as a percentage of net sales increased behind higher marketing spending.

Baby Care and Family Care

Baby Care and Family Care net sales increased 2% to $3.7 billion on volume growth of 10%. Organic sales grew 5%. Pricing lowered net sales by 2%. Mix reduced net sales by 3% driven mainly by disproportionate growth of mid-tier product lines, larger package sizes and developing regions, all of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Volume increased double digits in developing regions and high single digits in developed regions. Baby Care volume was up high single digits behind initiative activity, market size growth and distribution expansion, primarily in developing regions. Global market share of the baby care category increased over 1 point. Family Care volume grew double digits behind initiative activity, increased merchandising and additional distribution of Charmin in Latin America. U.S. all outlet share of the family care category increased half a point. Net earnings declined 16% to $470 million as sales growth was more than offset by lower operating margin. Operating margin declined mainly due to lower gross margin driven by higher commodity costs, lower pricing and unfavorable product mix. SG&A as a percentage of net sales declined due to lower foreign currency exchange costs and overhead spending, partially offset by higher marketing spending.

CORPORATE

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate net sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and noncontrolling interest adjustments for subsidiaries where we do not have 100% ownership. Since certain unconsolidated entities and less than 100%-owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities and noncontrolling interests in Corporate. In determining segment after-tax net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company’s effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest.

Corporate net sales primarily reflect the adjustment to eliminate the sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales is generally a negative balance. Negative net sales in Corporate were down 18% primarily due to currency impacts on adjustments required to eliminate the sales of unconsolidated entities. Net expenses from continuing operations decreased $189 million to $102 million. The decline in net expenses was driven by prior year costs for remeasuring a portion of our local currency denominated net monetary assets in Venezuela and lower current period restructuring-type spending and interest expense.

FINANCIAL CONDITION

Operating Activities

We generated $2.5 billion of cash from operating activities in our first fiscal quarter. This represents a decline of 46% versus the prior year period primarily due to lower net earnings and higher levels of working capital. On a year-to-date basis, working capital consumed $1.3 billion of cash. Accounts receivable used $434 million of cash primarily due to increased sales later in the quarter, growth in categories, such as Respiratory, which have longer average payment terms and to support overall business growth. Inventory consumed $604 million of cash, mainly to support product initiatives and holiday-related shipments in some of our seasonal businesses. Accounts payable, accrued and other liabilities used $303 million of cash, primarily related to the payment of prior-year marketing accruals, which were unusually high due to several large initiative launches late in fiscal 2010.

Investing Activities

Our investing activities consumed cash of $928 million mainly to fund capital expenditures and acquisition activity. Acquisitions consumed $398 million due to the purchase of Ambi Pur, while proceeds from asset sales were minimal. Capital expenditures were $519 million or 2.6% of net sales. We expect capital expenditures of approximately 4% of net sales for the fiscal year. Cash used for investing activities increased $550 million versus the prior year period mainly due to net cash used for acquisitions and lower proceeds from divestitures.

Financing Activities

Our financing activities consumed net cash of $1.9 billion. We used $3.0 billion for treasury stock purchases and $1.4 billion for dividends and partially funded these cash outlays through the issuance of $2.4 billion of short-term debt. We expect to repurchase a total of $6 - $8 billion of treasury stock during fiscal 2011. Cash consumed by financing activities declined $902 million versus the prior year period due to increased levels of debt, partially offset by an increase in treasury stock purchases.

As of September 30, 2010, our current liabilities exceeded current assets by $7.1 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the July - September quarter:

Jul - Sep 2010	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	0%	2%	1%	3%
Grooming	2%	4%	0%	6%
Health Care	0%	4%	0%	4%
Snacks and Pet Care	-6%	1%	-4%	-9%
Fabric Care and Home Care	3%	3%	-1%	5%
Baby Care and Family Care	2%	3%	0%	5%

Total P&G	2%	3%	-1%	4%

*	Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Free Cash Flow: Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90% of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Sept ‘10	$2,452	$(519)	$1,933	$3,081	63%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s exposure to market risk since June 30, 2010. Additional information can be found in the section entitled Other Information, which appears on pages 48-49, and Note 5, Risk Management Activities and Fair Value Measurements, which appears on pages 59-62 of the Annual Report to Shareholders for the fiscal year ended June 30, 2010 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and taxes.

As previously reported, the Company is subject to a number of investigations into potential competition law violations in Europe. These investigations involve the European Commission, which is investigating potential competition law violations in a variety of countries across the European Union, as well as individual investigations by national authorities in Belgium, the Czech Republic, France, Germany, Greece, Italy, Romania, Spain, Switzerland and the United Kingdom. We believe that all of these matters involve a number of other consumer products companies and/or retail customers. Although non-monetary sanctions are not being sought in any of these matters, competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars.

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

To date, authorities in the Czech Republic, France, Germany, Italy, Spain and Switzerland have issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws. The Company either has, or will have, the opportunity to respond to these complaints. The remaining matters discussed above are in various stages of the investigatory process.

The Company has taken, and will continue to take, reserves as appropriate. However, it is still too early for us to reasonably estimate the total amount of fines to which the Company will be subject as a result of these various competition law issues. Please refer to the Company’s Risk Factors in Item 1A of this Form 10-Q for additional information.

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

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
7/1/10 - 7/31/10	11,470,548	$61.01	6,601,026	7.6
8/1/10 - 8/31/10	15,862,149	$60.22	15,861,838	6.6
9/1/10 - 9/30/10	27,354,884	$60.13	27,354,103	5.0

(1)	The total number of shares purchased was 54,687,581 for the quarter. This includes 1,347 shares acquired by the Company under various compensation and benefit plans and 4,869,267 shares acquired by the Profit Sharing Trust. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party and does not repurchase stock in connection with cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2010, the Company announced a share repurchase plan to acquire $6 to $8 billion of Company common stock during the fiscal year ending June 30, 2011 in open market and/or private transactions. This repurchase plan was authorized pursuant to a resolution issued by the Company’s Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to the announcement of the plan but are considered purchases against the plan.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 18, 2010).

10-1	Summary of Performance Stock Program Summary (Incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on August 10, 2010). *

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

October 28, 2010	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President & Comptroller and Global Household Care Finance and Accounting

EXHIBIT INDEX

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 18, 2010).

10-1	Summary of Performance Stock Program Summary (Incorporated by reference to Exhibit 99 of the Company’s Form 8-K filed on August 10, 2010).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.