Form 10-Q
period 2010-12-31
PROCTER & GAMBLE CO
filed 2011-01-28
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

There were 2,800,783,600 shares of Common Stock outstanding as of December 31, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and six months ended December 31, 2010 and 2009, the Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2010	2009	2010	2009
Net Sales	$21,347	$21,027	$41,469	$40,834
Cost of products sold	10,287	9,736	19,976	19,134
Selling, general and administrative expense	6,800	6,636	12,732	12,597

Operating Income	4,260	4,655	8,761	9,103
Interest expense	209	224	417	511
Other non-operating income/(expense), net	10	53	(1)	76

Earnings from Continuing Operations Before Income Taxes	4,061	4,484	8,343	8,668
Income taxes on continuing operations	728	1,335	1,929	2,492

Net Earnings from Continuing Operations	3,333	3,149	6,414	6,176

Net Earnings from Discontinued Operations	—	1,510	—	1,790

Net Earnings	$3,333	$4,659	$6,414	$7,966

Per Common Share
Basic net earnings from continuing operations	$1.17	$1.06	$2.24	$2.08
Basic net earnings from discontinued operations	—	0.52	—	0.61

Basic net earnings	1.17	1.58	2.24	2.69

Diluted net earnings from continuing operations	1.11	1.01	2.13	1.98
Diluted net earnings from discontinued operations	—	0.48	—	0.58

Diluted net earnings	1.11	1.49	2.13	2.56

Dividends	$0.4818	$0.4400	$0.9636	$0.8800
Diluted Weighted Average Common Shares Outstanding	3,000.2	3,118.5	3,013.0	3,114.5

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31 2010	June 30 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$3,249	$2,879
Accounts receivable			6,551	5,335
Inventories
Materials and supplies			2,121	1,692
Work in process			678	604
Finished goods			4,624	4,088

Total inventories			7,423	6,384
Deferred income taxes			963	990
Prepaid expenses and other current assets			3,644	3,194

TOTAL CURRENT ASSETS			21,830	18,782
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,303	6,868
Machinery and equipment			30,838	29,294
Land			893	850

Total property, plant and equipment			39,034	37,012
Accumulated depreciation			(19,082)	(17,768)

NET PROPERTY, PLANT AND EQUIPMENT			19,952	19,244
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			55,760	54,012
Trademarks and other intangible assets, net			32,251	31,636

NET GOODWILL AND OTHER INTANGIBLE ASSETS			88,011	85,648
OTHER NONCURRENT ASSETS			4,480	4,498

TOTAL ASSETS			$134,273	$128,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$6,267	$7,251
Accrued and other liabilities			9,816	8,559
Debt due within one year			11,158	8,472

TOTAL CURRENT LIABILITIES			27,241	24,282
LONG-TERM DEBT			21,317	21,360
DEFERRED INCOME TAXES			10,867	10,902
OTHER NONCURRENT LIABILITIES			10,135	10,189

TOTAL LIABILITIES			69,560	66,733
SHAREHOLDERS’ EQUITY
Preferred stock			1,253	1,277
Common stock – shares issued –	31-Dec	4,007.7	4,008
	30-Jun	4,007.6		4,008
Additional paid-in capital			61,985	61,697
Reserve for ESOP debt retirement			(1,355)	(1,350)
Accumulated other comprehensive income (loss)			(5,356)	(7,822)
Treasury stock			(64,383)	(61,309)
Retained earnings			68,212	64,614
Noncontrolling interest			349	324

TOTAL SHAREHOLDERS’ EQUITY			64,713	61,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$134,273	$128,172

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2010	2009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,879	$4,781
OPERATING ACTIVITIES
Net earnings	6,414	7,966
Depreciation and amortization	1,400	1,529
Share-based compensation expense	180	205
Deferred income taxes	142	(7)
Gain on sale of businesses	(3)	(2,637)
Changes in:
Accounts receivable	(931)	(826)
Inventories	(779)	48
Accounts payable, accrued and other liabilities	(377)	1,313
Other operating assets and liabilities	(650)	312
Other	(67)	(54)

TOTAL OPERATING ACTIVITIES	5,329	7,849

INVESTING ACTIVITIES
Capital expenditures	(1,256)	(1,274)
Proceeds from asset sales	22	3,039
Acquisitions, net of cash acquired	(435)	(70)
Change in investments	128	(49)

TOTAL INVESTING ACTIVITIES	(1,541)	1,646

FINANCING ACTIVITIES
Dividends to shareholders	(2,834)	(2,672)
Change in short-term debt	948	(2,902)
Additions to long-term debt	1,536	1,495
Reductions of long-term debt	(160)	(5,169)
Treasury stock purchases	(3,528)	(1,414)
Impact of stock options and other	510	318

TOTAL FINANCING ACTIVITIES	(3,528)	(10,344)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	110	198
CHANGE IN CASH AND CASH EQUIVALENTS	370	(651)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,249	$4,130

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the three-month and six-month periods ended December 31, 2010 are not necessarily indicative of annual results.

2.	Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended December 31, 2010 and 2009 was $2,984 million and $4,386 million, respectively. For the six months ended December 31, 2010 and 2009, total comprehensive income was $8,880 million and $9,088 million, respectively.

3.	Segment Information - Following is a summary of segment results. As discussed in Note 10, our divested global pharmaceutical business is presented as discontinued operations and is excluded from segment results for all periods presented.

Following is a summary of segment results.

		Three Months Ended December 31			Six Months Ended December 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty and Grooming GBU
Beauty	2010	$5,290	$1,141	$896	$10,219	$2,222	$1,725
	2009	5,217	1,137	876	10,138	2,164	1,653

Grooming	2010	2,164	635	482	4,062	1,159	880
	2009	2,095	613	433	3,953	1,102	784
Health and Well-Being GBU
Health Care	2010	3,138	779	531	6,122	1,520	1,026
	2009	3,071	790	534	6,050	1,620	1,084

Snacks and Pet Care	2010	798	93	67	1,507	170	121
	2009	835	143	98	1,590	256	172
Household Care GBU
Fabric Care and Home Care	2010	6,308	1,165	758	12,605	2,582	1,695
	2009	6,311	1,433	965	12,441	2,943	1,974

Baby Care and Family Care	2010	3,930	802	502	7,582	1,551	972
	2009	3,817	925	579	7,406	1,810	1,136
Corporate	2010	(281)	(554)	97	(628)	(861)	(5)
	2009	(319)	(557)	(336)	(744)	(1,227)	(627)

Total	2010	21,347	4,061	3,333	41,469	8,343	6,414
	2009	21,027	4,484	3,149	40,834	8,668	6,176

4.	Goodwill and Other Intangible Assets – Goodwill as of December 31, 2010 is allocated by reportable segment and global business unit as follows (amounts in millions):

Six Months Ended December 31, 2010
BEAUTY & GROOMING GBU
Beauty, beginning of year	$17,575
Acquisitions and divestitures	(4)
Translation and other	721

Goodwill, December 31, 2010	18,292
Grooming, beginning of year	20,384
Acquisitions and divestitures	(16)
Translation and other	588

Goodwill, December 31, 2010	20,956
HEALTH & WELL-BEING GBU
Health Care, beginning of year	7,859
Acquisitions and divestitures	(4)
Translation and other	156

Goodwill, December 31, 2010	8,011
Snacks and Pet Care, beginning of year	2,203
Acquisitions and divestitures	16
Translation and other	13

Goodwill, December 31, 2010	2,232
HOUSEHOLD CARE GBU
Fabric Care and Home Care, beginning of year	4,248
Acquisitions and divestitures	94
Translation and other	118

Goodwill, December 31, 2010	4,460
Baby Care and Family Care, beginning of year	1,445
Acquisitions and divestitures	(1)
Translation and other	56

Goodwill, December 31, 2010	1,500
CORPORATE
Corporate, beginning of year	298
Acquisitions and divestitures	11
Translation and other	—

Goodwill, December 31, 2010	309
GOODWILL, beginning of year	54,012
Acquisitions and divestitures	96
Translation and other	1,652

Goodwill, December 31, 2010	$55,760

The increase in goodwill from June 30, 2010 is primarily due to currency translation across all GBUs and the acquisition of Ambi Pur in our Fabric Care and Home Care reportable segment.

Identifiable intangible assets as of December 31, 2010 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,900	$3,896
Intangible assets with indefinite lives	27,247	—

Total identifiable intangible assets	$36,147	$3,896

Defined life intangible assets consist principally of brands, patents, technology and customer relationships. Indefinite lived intangible assets consist primarily of brands.

The amortization of intangible assets for the three months ended December 31, 2010, and 2009 was $132 million and $143 million, respectively. For the six months ended December 31, 2010 and 2009, the amortization of intangible assets was $272 million and $288 million, respectively.

5.	Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months and six months ended December 31, 2010 and 2009 are summarized in the following table (amounts in millions):

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Share-Based Compensation
Stock options	$85	$98	$153	$191
Other share-based awards	8	8	27	14

Total share-based compensation	$93	$106	$180	$205

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended December 31		Three Months Ended December 31
Amounts in millions	2010	2009	2010	2009
Service Cost	64	57	35	26
Interest Cost	144	150	66	64
Expected Return on Plan Assets	(122)	(113)	(107)	(107)
Amortization of Deferred Amounts	5	4	(5)	(6)
Recognized Net Actuarial Loss	38	23	23	5

Gross Benefit Cost (Credit)	129	121	12	(18)
Dividends on ESOP Preferred Stock	—	—	(19)	(28)

Net Periodic Benefit Cost (Credit)	129	121	(7)	(46)

	Pension Benefits		Other Retiree Benefits
	Six Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Service Cost	126	112	70	52
Interest Cost	284	297	131	127
Expected Return on Plan Assets	(241)	(224)	(215)	(214)
Amortization of Deferred Amounts	9	8	(10)	(11)
Recognized Net Actuarial Loss	75	46	47	9

Gross Benefit Cost (Credit)	253	239	23	(37)
Dividends on ESOP Preferred Stock	—	—	(39)	(56)

Net Periodic Benefit Cost (Credit)	253	239	(16)	(93)

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of December 31 and June 30, 2010 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010
Assets at fair value:
Investment securities	$24	$12	$—	$—	$23	$45	$47	$57
Derivatives relating to:
Foreign currency hedges	—	—	1	—	—	—	1	—
Other foreign currency instruments (1)	—	—	65	81	—	—	65	81
Interest rates	—	—	166	191	—	—	166	191
Net investment hedges	—	—	1	14	—	—	1	14
Commodities	—	—	5	10	—	—	5	10

Total assets at fair value (2)	24	12	238	296	23	45	285	353

Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	135	177	—	—	135	177
Other foreign currency instruments (1)	—	—	159	175	—	—	159	175
Net investment hedges	—	—	110	23	—	—	110	23
Commodities	—	—	1	—	—	—	1	—

Total liabilities at fair value (3)	—	—	405	375	—	—	405	375

(1)	Other foreign currency instruments are comprised of non-qualifying foreign currency financial instruments.
(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.
(3)	All derivative liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There was no significant activity within the Level 3 assets and liabilities during the periods presented.

There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of December 31, 2010 was $138 million. The Company has not been required to post any collateral as a result of these contractual features.

Fair Values of Other Financial Instruments

Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $22,743 million and $23,072 million at December 31 and June 30, 2010, respectively.

Disclosures about Derivative Instruments

The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31 and June 30, 2010 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	805	690	(134)	(177)
Commodity contracts	24	43	3	10

Total	829	733	(131)	(167)

Derivatives in Fair Value Hedging Relationships

Interest rate contracts	8,255	7,942	166	191

Derivatives in Net Investment Hedging Relationships

Net investment hedges	1,418	1,586	(109)	(9)

Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	11,204	11,845	(94)	(94)
Commodity contracts	54	19	1	—

Total	11,258	11,864	(93)	(94)

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	December 31, 2010	June 30, 2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$17	$19
Foreign currency contracts	27	23
Commodity contracts	2	11

Total	46	53

Derivatives in Net Investment Hedging Relationships

Net investment hedges	(70)	(8)

During the next 12 months, the amount of the December 31, 2010 accumulated other comprehensive income (OCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three-month and six-month periods ended December 31, 2010 and 2009 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended December 31		Six Months Ended December 31
Amounts in Millions	2010	2009	2010	2009
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$(2)	$4	$(9)
Foreign currency contracts	(19)	29	(68)	(22)
Commodity contracts	4	(24)	18	(85)

Total	(13)	3	(46)	(116)

	Amount of Gain(Loss) Recognized in Income
	Three Months Ended December 31		Six Months Ended December 31
Amounts in Millions	2010	2009	2010	2009
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	(87)	2	(25)	(3)
Debt	89	—	26	—

Total	2	2	1	(3)

Derivatives in Net Investment Hedging Relationships (2)

Net investment hedges	(1)	4	(1)	4

Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	(110)	(146)	626	114
Commodity contracts	2	—	4	—

Total	(108)	(146)	630	114

(1)	The gain or loss on the effective portion of cash flow hedging relationships is reclassified from accumulated OCI into net income in the same period during which the related item affects earnings. Such amounts are included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative expense and interest expense and commodity contracts in cost of products sold.
(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.
(3)	The gain or loss on contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings as follows: foreign currency contracts in selling, general and administrative expense and commodity contracts in cost of products sold.

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

As previously disclosed, the Company is subject to a variety of investigations into potential competition law violations in Europe by the European Commission and national authorities from a number of countries, as detailed in Part II, Item 1, Legal Proceedings of this 10-Q. These matters involve a number of consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines.

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company has identified violations in certain European countries and appropriate actions were taken.

Several countries in Europe have issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The remaining matters involving the European Commission and several other countries are in various stages of the regulatory process. As a result of our initial and on-going analyses of the complaints, as well as a final decision issued by the authorities in Italy and additional information disclosed by the authorities in France, the Czech Republic and the European Commission during the quarter ended December 31, 2010, the Company has reserves totaling $574 million as of December 31, 2010 for potential fines for competition law violations. In accordance with US GAAP, certain of the reserves included in this amount represent the low end of a range of potential outcomes. Accordingly, the ultimate resolution of these matters may result in fines or costs in excess of the amounts reserved that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

With respect to other litigation and claims, while considerable uncertainty exists in the opinion of management and our counsel, the ultimate resolution of the various lawsuits and claims will not materially affect our financial position, results of operations or cash flows.

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

Income Tax Uncertainties

The Company is present in over 150 taxable jurisdictions and, at any point in time, has 50 – 60 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2001 and forward. Net adjustments to prior-year tax balances for uncertain tax positions resulted in a tax benefit of approximately $380 million in the current year. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. At this time, we are not able to make a reasonable estimate of the range of potential changes to the balance of uncertain tax positions over the next 12 months or the impact of any such changes on the effective tax rate.

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10.	Discontinued Operations

In October 2009, the Company completed the divestiture of our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion of cash, net of assumed and transferred liabilities. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceutical products, our prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. In addition, the majority of the employees working on the pharmaceuticals business were transferred to Warner Chilcott. The Company recorded an after-tax gain on the transaction of $1,464 million in the quarter ended December 31, 2009, which is included in net earnings from discontinued operations in the Consolidated Statement of Earnings for the three-month and six-month periods ended December 31, 2009. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

Following is selected financial information included in net earnings from discontinued operations for the pharmaceuticals business:

	Three months ended December 31		Six months ended December 31
Amounts in millions	2010	2009	2010	2009
Net sales	$—	$196	$—	$751

Earnings from discontinued operations	—	70	—	306
Income tax expense	—	(24)	—	(101)
Gain on sale of discontinued operations	—	2,438	—	2,632
Income tax benefit (expense) on sale	—	(974)	—	(1,047)

Net earnings from discontinued operations	—	1,510	—	1,790

The net gain on the sale of the pharmaceuticals business for the six-month period ended December 31, 2009 also includes an after-tax gain on the sale of the Actonel brand in Japan, which occurred prior to the divestiture to Warner Chilcott.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended December 31, 2010

•	Results of Operations – Six Months Ended December 31, 2010

•	Business Segment Discussion – Three and Six Months Ended December 31, 2010

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net outside sales and after-tax profit. We also refer to organic sales growth, core earnings per share growth, free cash flow and free cash flow productivity. These financial measures are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP). The explanation at the end of MD&A provides more details on the use and the derivation of these measures. Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of such information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates.

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

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three months ended December 31, 2010 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	28%
Grooming	10%	15%
Health and Well-Being GBU
Health Care	15%	16%
Snacks and Pet Care	4%	2%
Household Care GBU
Fabric Care and Home Care	29%	23%
Baby Care and Family Care	18%	16%
Total	100%	100%

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the six months ended December 31, 2010 (excludes net sales and net earnings in Corporate):

	Net Sales	Net Earnings
Beauty and Grooming GBU
Beauty	24%	27%
Grooming	10%	14%
Health and Well-Being GBU
Health Care	14%	16%
Snacks and Pet Care	4%	2%
Household Care GBU
Fabric Care and Home Care	30%	26%
Baby Care and Family Care	18%	15%
Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the six months ended December 31, 2010 versus the six months ended December 31, 2009:

•

Net sales increased 2% to $41.5 billion as 7% volume growth was mostly offset by unfavorable foreign exchange, mix impacts and lower pricing. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 4%.

•	Operating margin declined 120 basis points behind a commodity-cost driven reduction in gross margin and increased marketing investments, partially offset by reduced foreign currency exchange costs.

•	Net earnings from continuing operations increased 4% to $6.4 billion mainly due to a lower effective tax rate and higher net sales, partially offset by operating margin contraction.

•

Net earnings were $6.4 billion, a decrease of 19% due to the divestiture of the discontinued pharmaceuticals business in the prior year period. Diluted net earnings per share were $2.13, a decline of 17%.

•	Diluted net earnings per share from continuing operations increased 8% to $2.13. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

•

Core EPS, which is diluted net earnings per share from continuing operations excluding charges for pending European legal matters and a significant adjustment to an income tax reserve, increased 4% to $2.15.

•

Operating cash flow decreased $2.5 billion to $5.3 billion mainly due to an increase in working capital. Free cash flow, which is operating cash flow less capital expenditures, was $4.1 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 64%.

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are “forward-looking statements,” and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risks that could impact our results, refer to Part II Item 1A Risk Factors in this 10-Q filing.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2010

The following discussion provides a review of results for the three months ended December 31, 2010 versus the three months ended December 31, 2009.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended December 31
	2010	2009	% CHG
NET SALES	$21,347	$21,027	2%
COST OF PRODUCTS SOLD	10,287	9,736	6%

GROSS MARGIN	11,060	11,291	(2)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,800	6,636	2%

OPERATING INCOME	4,260	4,655	(8)%
TOTAL INTEREST EXPENSE	209	224
OTHER NON-OPERATING INCOME/(EXPENSE), NET	10	53

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,061	4,484	(9)%
INCOME TAXES	728	1,335

NET EARNINGS FROM CONTINUING OPERATIONS	3,333	3,149	6%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	1,510

NET EARNINGS	3,333	4,659	(28)%

EFFECTIVE TAX RATE FROM CONTINUING OPERATIONS	17.9%	29.8%
PER COMMON SHARE:
BASIC NET EARNINGS – CONTINUING OPERATIONS	$1.17	$1.06
BASIC NET EARNINGS – DISCONTINUED OPERATIONS	$—	$0.52

BASIC NET EARNINGS	$1.17	$1.58
DILUTED NET EARNINGS – CONTINUING OPERATIONS	$1.11	$1.01	10%
DILUTED NET EARNINGS – DISCONTINUED OPERATIONS	$—	$0.48

DILUTED NET EARNINGS	$1.11	$1.49	(26)%
DIVIDENDS	$0.4818	$0.4400	9.5%
AVERAGE DILUTED SHARES OUTSTANDING	3,000.2	3,118.5

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	51.8%	53.7%	(190)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.8%	31.6%	20
OPERATING MARGIN	20.0%	22.1%	(210)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19.0%	21.3%	(230)
NET EARNINGS FROM CONTINUING OPERATIONS	15.6%	15.0%	60

Net sales increased 2% to $21.3 billion on 6% unit volume growth. Volume growth was broad based with growth in all major geographic regions. Volume increased double digits in developing regions and low single digits in developed regions. Five of the six business segments grew volume, led by high single-digit growth in the Fabric Care and Home Care and Baby Care and Family Care segments. Volume was up mid-single digits in the Beauty, Grooming and Health Care segments, and declined low single digits in the Snacks and Pet Care segment. Negative mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Unfavorable foreign exchange lowered net sales by 2% as key foreign currencies weakened versus the U.S. dollar. Organic sales were up 3%.

	Net Sales Change Drivers 2010 vs. 2009 (Three Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	5%	6%	-1%	-1%	-2%	1%
Grooming	5%	5%	-3%	1%	0%	3%
Health and Well-Being GBU
Health Care	5%	5%	-3%	0%	0%	2%
Snacks and Pet Care	-2%	-6%	-1%	0%	-1%	-4%
Household Care GBU
Fabric Care and Home Care	7%	5%	-3%	-1%	-3%	0%
Baby Care and Family Care	8%	8%	-3%	0%	-2%	3%

Total Company	6%	6%	-2%	0%	-2%	2%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin declined 190 basis points to 51.8% of net sales for the quarter. The decline was mainly due to 160-basis point increase in commodity and energy costs and unfavorable product mix from disproportionate growth in developing regions and mid-tier value product. These were partially offset by the favorable impact of volume scale leverage and manufacturing cost savings.

Total selling, general and administrative expenses (SG&A) increased 2% driven by higher marketing and overhead spending, which were mostly offset by the impact of higher foreign currency exchange costs in the base period. Marketing spending increased primarily due to increased investments to support innovation and expansion plans. Overhead spending was up behind investments to support business growth and charges for potential competition law fines (see note 9 to the Consolidated Financial Statements), which totaled approximately $305 million in the current period and $267 million in the prior year period. We incurred approximately $226 million of foreign currency exchange costs in the base period primarily to swap Venezuelan bolivars for U.S. dollars in the parallel market and to remeasure a portion of our net monetary assets denominated in bolivars at the parallel market exchange rate. These costs were nominal in the current period. See the section titled “Foreign Currency Translation – Venezuela Impacts” below for additional discussion. SG&A as a percentage of net sales increased 20 basis points as higher spending was only partially offset by scale leverage from an increase in net sales.

Interest expense declined $15 million versus the prior year period primarily due to lower interest rates on floating rate debt, partially offset by an increase in debt outstanding. Other non-operating income/(expense), net decreased $43 million primarily due to the impact of a prior-year gain on the acquisition of MDVIP, a physicians’ network focused on preventative medicine.

The effective tax rate on continuing operations decreased from 29.8% in the prior year to 17.9% primarily due to 930 basis points of net favorable discrete adjustments to income tax reserves in a number of jurisdictions. Net adjustments to tax balances for uncertain tax positions resulted in a benefit of approximately $378 million in the quarter, including a $252 million benefit related to the pending settlement of tax litigation primarily related to the deductibility of technology donations. We do not expect the magnitude of recent benefits from these adjustments to be sustainable. The current-quarter tax rate also benefited from the geographic mix of earnings, as an increased proportion of earnings were generated in lower tax jurisdictions during the quarter.

Net earnings from continuing operations increased 6% to $3.3 billion driven primarily by a lower effective tax rate and higher net sales, partially offset by a 210-basis point reduction in operating margin. The decline in operating margin resulted largely from a lower gross margin. Diluted net earnings per share from continuing operations increased 10% to $1.11. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

Net earnings from discontinued operations decreased $1.5 billion mainly due to the impact of a gain on the divestiture of the global pharmaceuticals business in the prior year period.

Net earnings decreased 28% to $3.3 billion driven by the decrease in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share declined 26% to $1.11. The decline in earnings per share was less than the decline in net earnings due to the impact of share repurchases.

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

The Venezuelan government has introduced a number of currency controls for companies operating in Venezuela. During calendar year 2010, there were two official exchange rates for imported goods. Those goods classified as essential, such as food, medicine and capital investments, had an exchange rate of 2.6 bolivars to the U.S. dollar, while payments for other non-essential goods had an exchange rate of 4.3. Many of our imported products fell into the essential classification and qualified for the 2.6 rate. In January 2011, the Venezuelan government announced the elimination of the 2.6 exchange rate on essential goods. Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the 4.3 rate expected to be applicable to dividend repatriations.

There are also exchange controls over securities transactions in the parallel market, which has historically been used to pay for imported goods and services that do not qualify for exchange in the official market. The Central Bank of Venezuela is the only legal intermediary through which parallel market transactions can be executed. The government controls the underlying parallel exchange rate which was approximately 5.3 as of December 31, 2010. The notional amount of transactions that run through this parallel market mechanism is very restricted, which has eliminated our ability to access the parallel market to pay for imported goods and/or manage our local monetary asset balances.

As of December 31, 2010, we had net monetary assets denominated in local currency of approximately $590 million. Approximately $280 million of this balance has been remeasured using the parallel rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs and our overall repatriation plans, we have exposure for the differential between the official and parallel exchange rates on this portion of our local monetary assets.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including the Company’s ability to mitigate the effect of any potential future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, such as inflation and consumer spending, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2010

The following discussion provides a review of results for the six months ended December 31, 2010 versus the six months ended December 31, 2009.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Consolidated Earnings Information

	Six Months Ended December 31
	2010	2009	% CHG
NET SALES	$41,469	$40,834	2%
COST OF PRODUCTS SOLD	19,976	19,134	4%

GROSS MARGIN	21,493	21,700	(1)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	12,732	12,597	1%

OPERATING INCOME	8,761	9,103	(4)%
TOTAL INTEREST EXPENSE	417	511
OTHER NON-OPERATING INCOME/(EXPENSE), NET	(1)	76

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,343	8,668	(4)%
INCOME TAXES	1,929	2,492

NET EARNINGS FROM CONTINUING OPERATIONS	6,414	6,176	4%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	1,790

NET EARNINGS	6,414	7,966	(19)%

EFFECTIVE TAX RATE FROM CONTINUING OPERATIONS	23.1%	28.7%
PER COMMON SHARE:
BASIC NET EARNINGS - CONTINUING OPERATIONS	$2.24	$2.08
BASIC NET EARNINGS - DISCONTINUED OPERATIONS	$—	$0.61

BASIC NET EARNINGS	$2.24	$2.69
DILUTED NET EARNINGS - CONTINUING OPERATIONS	$2.13	$1.98	8%
DILUTED NET EARNINGS - DISCONTINUED OPERATIONS	$—	$0.58

DILUTED NET EARNINGS	$2.13	$2.56	(17)%
DIVIDENDS	$0.9636	$0.8800	9.5%
AVERAGE DILUTED SHARES OUTSTANDING	3,013.0	3,114.5

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	51.8%	53.1%	(130)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.7%	30.8%	(10)
OPERATING MARGIN	21.1%	22.3%	(120)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20.1%	21.2%	(110)
NET EARNINGS FROM CONTINUING OPERATIONS	15.5%	15.1%	40

Net sales increased 2% to $41.5 billion fiscal year to date on a 7% increase in unit volume. Volume growth was broad based with growth in all geographic regions, led by double-digit growth in Asia and CEEMEA. Five of the six business segments contributed to volume growth, with high single-digit growth in the Fabric Care and Home Care and the Baby Care and Family Care segments, mid-single-digit growth in the Beauty, Grooming and Health Care segments, and a low single-digit decline in the Snacks and Pet Care segment. Organic volume, which excludes acquisitions and divestitures, was up 6%. Pricing reduced net sales by 1% mainly due to pricing adjustments executed in previous periods, partially offset by price increases taken in developing regions to offset currency devaluations. Mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Unfavorable foreign exchange lowered net sales by 2% as key foreign currencies weakened versus the U.S. dollar. Organic sales were up 4% driven by unit volume growth, partially offset by lower pricing and unfavorable mix.

	Net Sales Change Drivers 2010 vs. 2009 (Six Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty and Grooming GBU
Beauty	5%	5%	-2%	0%	-2%	1%
Grooming	5%	5%	-3%	1%	0%	3%
Health and Well-Being GBU
Health Care	5%	5%	-3%	-1%	0%	1%
Snacks and Pet Care	-1%	-5%	-1%	-1%	-2%	-5%
Household Care GBU
Fabric Care and Home Care	8%	7%	-3%	-1%	-3%	1%
Baby Care and Family Care	9%	9%	-3%	-1%	-3%	2%

Total Company	7%	6%	-2%	-1%	-2%	2%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 130 basis points to 51.8% of net sales. The reduction in gross margin was driven mainly by a 160-basis point increase in commodity and energy costs and unfavorable product mix from disproportionate growth in developing regions and mid-tier value product. These impacts were partially offset by the favorable impact of volume scale leverage and manufacturing cost savings.

Total SG&A expense was up 1% to $12.7 billion as higher marketing spending was mostly offset by lower overhead spending and the impact of higher foreign currency exchange costs in the base period. Marketing spending increased behind continued investments in our innovation and expansion plans. Overhead spending declined behind productivity improvements and lower restructuring spending, partially offset by net charges for potential competition law fines (see note 9 to the Consolidated Financial Statements), which totaled approximately $306 million in the current year and $267 million in the prior year period. We incurred approximately $546 million of foreign currency exchange costs in the base period primarily to swap Venezuelan bolivars for U.S. dollars in the parallel market and to remeasure a portion of our net monetary assets denominated in bolivars at the parallel market exchange rate. These costs were nominal in the current period. See the section titled “Foreign Currency Translation – Venezuela Impacts” above for additional discussion. SG&A as a percentage of net sales declined 10 basis points due to scale leverage from an increase in net sales.

Interest expense declined $94 million mainly due to lower interest rates on floating rate debt. Other non-operating income/(expense), net declined $77 million primarily due to the impact of a gain on the acquisition of MDVIP in the prior year period.

The effective tax rate on continuing operations decreased from 28.7% in the prior year to 23.1% primarily due to 460 basis points of net favorable discrete adjustments to income tax reserves in a number of jurisdictions. Net adjustments to tax balances for uncertain tax positions resulted in a benefit of approximately $380 million fiscal year to date, including a $252 million benefit related to the pending settlement of tax litigation primarily related to the deductibility of technology donations. We do not expect the magnitude of recent benefits from these adjustments to be sustainable. The tax rate also benefited from the geographic mix of earnings, as an increased proportion of earnings were generated in lower tax jurisdictions during the current year.

Net earnings from continuing operations increased 4% to $6.4 billion driven primarily by a lower effective tax rate and higher net sales, partially offset by a 120-basis point reduction in operating margin. The decline in operating margin resulted largely from lower gross margin. Diluted net earnings per share from continuing operations increased 8% to $2.13. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

Net earnings from discontinued operations decreased $1.8 billion mainly due to the impact of the gain on the divestiture of the global pharmaceuticals business in the prior year period.

Net earnings declined 19% to $6.4 billion due to a reduction in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share declined 17% to $2.13. The decline in earnings per share was less than the decline in net earnings due to the impact of share repurchases.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2010

The following discussion provides a review of results by business segment. Analyses of the results for the three and six months ended December 31, 2010 are provided compared to the same three and six month periods ended December 31, 2009. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three and six months ended December 31, 2010 versus the comparable prior year period (amounts in millions):

	Three Months Ended December 31, 2010
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$5,290	1%	$1,141	0%	$896	2%
Grooming	2,164	3%	635	4%	482	11%
Health and Well-Being GBU
Health Care	3,138	2%	779	-1%	531	-1%
Snacks and Pet Care	798	-4%	93	-35%	67	-32%
Household Care GBU
Fabric Care and Home Care	6,308	0%	1,165	-19%	758	-21%
Baby Care and Family Care	3,930	3%	802	-13%	502	-13%
Corporate	(281)	N/A	(554)	N/A	97	N/A

Total Company	21,347	2%	4,061	-9%	3,333	6%

	Six Months Ended December 31, 2010
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty and Grooming GBU
Beauty	$10,219	1%	$2,222	3%	$1,725	4%
Grooming	4,062	3%	1,159	5%	880	12%
Health and Well-Being GBU
Health Care	6,122	1%	1,520	-6%	1,026	-5%
Snacks and Pet Care	1,507	-5%	170	-34%	121	-30%
Household Care GBU
Fabric Care and Home Care	12,605	1%	2,582	-12%	1,695	-14%
Baby Care and Family Care	7,582	2%	1,551	-14%	972	-14%
Corporate	(628)	N/A	(861)	N/A	(5)	N/A

Total Company	41,469	2%	8,343	-4%	6,414	4%

BEAUTY AND GROOMING GBU

Beauty

Net sales increased 1% to $5.3 billion during the second fiscal quarter. Organic sales grew 3%. Volume grew 5%, while organic volume, which excludes the net impact of acquisitions and divestitures, increased 6%. Volume growth was driven entirely by double-digit growth in developing regions. Lower pricing in developing regions on Retail Hair Care and Female Beauty reduced net sales by 1%. Mix negatively impacted net sales by 2% due to disproportionate growth in developing regions and Retail Hair Care, both of which have lower than segment average selling prices. Unfavorable foreign exchange lowered net sales by 1%. Volume in Retail Hair Care grew high single digits behind double-digit growth in developing regions primarily due to initiative activity, lower pricing and distribution expansions in Asia and Latin America. Volume in Female Beauty was up mid-single digits mainly due to skin care initiatives and market growth in Asia and the continued success of female blades and razors initiatives in North America and Western Europe. Volume in Salon Professional declined double digits due to the exit of non-strategic businesses and lower shipments in developed markets. Volume in Prestige Products was down low single digits due to the divestiture of minor brands, while organic volume was up low single digits behind market growth in Asia and the continued success of new fragrance launches in the prior quarter. Net earnings increased 2% to $896 million driven by higher net sales and a lower effective tax rate, partially offset by lower operating margin. Operating margin contracted behind lower gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin declined primarily due to higher commodity costs. SG&A as a percentage of net sales decreased mainly due to lower foreign currency exchange costs and reduced overhead spending, mostly offset by increased marketing spending. The effective tax rate was down due to favorable geographic mix of earnings.

Net sales increased 1% to $10.2 billion fiscal year to date on unit volume growth of 5%. Organic sales grew 3%. Mix negatively impacted net sales growth by 2% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and declines in the premium-priced categories of Prestige Products and Salon Professional. Unfavorable foreign exchange reduced net sales by 2%. Volume in developing regions increased double digits, while volume in developed regions declined low single digits. Volume in Retail Hair Care grew high single digits due to double-digit growth in developing regions behind initiative activity, price reductions, distribution expansions and market growth. Volume in Female Beauty was up mid-single digits primarily due to higher shipments of Olay, Safeguard and Venus behind initiative activity, distribution expansion and market growth. Volume in Salon Professional was down high single digits mainly due to the exit of non-strategic businesses and lower shipments in developed markets. Volume in Prestige

Products declined mid-single digits primarily due the divestiture of minor brands and lower shipments in Western Europe. Net earnings increased 4% to $1.7 billion due to higher net sales, operating margin expansion and a lower effective tax rate. Operating margin increased due to lower SG&A as a percentage of net sales. SG&A as a percentage of net sales declined behind lower overhead spending and reduced foreign currency exchange costs, partially offset by higher marketing spending. The effective tax rate decreased due to favorable geographic mix of earnings.

Grooming

Net sales increased 3% to $2.2 billion for the quarter on a 5% increase in unit volume. Organic sales were up 6%. Price increases, taken primarily across blades and razors, added 1% to net sales growth. Unfavorable foreign exchange reduced net sales growth by 3%. Volume growth was led by high single-digits growth in developing regions, while developed regions delivered low single-digit growth. Volume in Male Grooming increased mid-single digits primarily due to growth of blades and razors in developing regions and deodorants in North America. Global market share of the blades and razors category was down nearly 1 point. Volume in Appliances declined low single digits due to lower shipments of epilators and hair care appliances, primarily in CEEMEA. Global market share of the dry shaving category was down about 1 point. Net earnings increased 11% to $482 million driven by net sales growth and a lower effective tax rate. Operating margin increased slightly, as a higher gross margin was mostly offset by higher SG&A as a percentage of net sales. Gross margin expanded primarily behind the favorable impact of volume scale leverage and manufacturing cost savings. SG&A as a percentage of net sales increased due to higher marketing spending, partially offset by lower foreign currency exchange costs. The effective tax rate was down due to favorable geographic mix of earnings.

Net sales increased 3% to $4.1 billion fiscal year to date on volume growth of 5%. Organic sales were up 6%. Price increases, taken primarily across blades and razors, contributed 1% to net sales growth. Unfavorable foreign exchange reduced net sales by 3%. Volume grew high single digits in developing regions and low single digits in developed regions. Volume in Male Grooming was up mid-single digits due to higher shipments of blades and razors, mainly in developing regions driven by market growth, and deodorants in North America. Global market share of the blades and razors category was down about half a point. Volume in Appliances increased low single digits behind higher shipments of male shavers and hair care appliances in Western Europe. Global market share of the dry shave category was up less than half a point. Net earnings increased 12% to $880 million behind higher net sales, increased operating margin and a lower effective tax rate. Operating margin expanded due to higher gross margin and lower SG&A as a percentage of net sales. Gross margin increased primarily due to the favorable impact of volume scale leverage. SG&A as a percentage of net sales were down due to lower foreign currency exchange costs and reduced overhead spending, partially offset by higher marketing spending. The effective tax rate decreased due to favorable geographic mix of earnings.

HEALTH AND WELL-BEING GBU

Health Care

Net sales increased 2% during the second fiscal quarter to $3.1 billion on unit volume growth of 5%. Organic sales grew 5%. Unfavorable foreign exchange reduced net sales by 3%. Volume was up high single digits in developing regions and mid-single digits in developed regions. Oral Care volume increased high single digits behind initiative activity and incremental merchandising support behind Crest 3D White in North America, Oral-B toothpaste in Brazil, Belgium and Holland and the Pro-Health innovation in multiple markets around the world. Global market share of the oral care category was up over half a point. Personal Health Care volume was up low single digits mainly due to higher shipments of Vicks in Latin America and Asia and increased distribution of PuR in CEEMEA, partially offset by lower shipments of diagnostics products. Feminine Care volume grew mid-single digits due to the expansion of Naturella into China and Brazil and Always initiatives in China and India. Net earnings declined 1% to $531 million, as higher net sales were more than offset by lower operating margin. Operating margin declined due to lower gross margin and higher SG&A as a percentage of net sales. Gross margin contracted mainly due to higher commodity costs. SG&A as a percentage of net sales increased mainly due to higher marketing spending, mostly offset by lower foreign currency exchange costs.

Net sales increased 1% to $6.1 billion fiscal year to date on 5% growth in unit volume. Organic sales were up 4%. Lower pricing, primarily in developed regions, reduced net sales growth by 1%. Unfavorable foreign exchange negatively impacted net sales growth by 3%. Volume increased high single digits in developing regions and low single digits in developed regions. Oral Care volume grew high single digits behind initiative activity and incremental merchandising support of Crest and Oral-B. Global market share of the oral care category was up about half a point. Personal Health Care volume grew low single digits behind higher shipments of Vicks in developing regions and increased distribution of PuR in CEEMEA, partially offset by lower shipments of Prilosec OTC in North America and diagnostics products. Feminine Care volume was up mid-single digits mainly due to higher shipments of Naturella, behind expansion into China and Brazil, and Always, behind initiative activity in developing regions. Global market share of the feminine care category was down less than half a point. Net earnings decreased 5% to $1.0 billion driven by lower operating margin, partially offset by higher net sales. Operating margin contracted due to lower gross margin and higher SG&A as a percentage of net sales. Gross margin declined mainly due to higher commodity costs. SG&A as a percentage of net sales increased behind higher marketing spending, partially offset by lower foreign currency exchange costs.

Snacks and Pet Care

Net sales decreased 4% to $798 million for the quarter on a 2% decline in unit volume. Organic sales, which exclude the impacts of foreign exchange and the Natura Pet Products acquisition, were down 8% on a 6% decline in organic volume. Mix lowered net sales by 1% primarily due to the disproportionate growth of Snacks, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 1%. Snacks volume increased mid-single digits mainly due to double-digit growth in developing regions behind increased distribution and incremental merchandising activity. Pet Care volume was down double digits due mainly to supply constraints resulting from a restructuring of the supply chain and following the recall of select dry pet food products, partially offset by the impact of the Natura acquisition in June 2010. Net earnings decreased 32% to $67 million due to lower net sales and a reduced operating margin driven by incremental costs and reduced scale leverage resulting from the pet food recalls and related supply constraints.

Net sales decreased 5% to $1.5 billion fiscal year to date on a 1% decline in unit volume. Organic sales, which exclude the impacts of foreign exchange and the Natura acquisition, were down 9% on a 5% decline in organic volume. Lower pricing in developed regions reduced net sales by 1%. Product mix reduced net sales by 2% due to the disproportionate growth of Snacks and developing regions, both of which have lower than segment average selling prices. Unfavorable foreign exchange negatively impacted net sales by 1%. Snacks volume increased mid-single digits mainly due to increased distribution in CEEMEA and Latin America and X-treme and multigrain initiatives in North America and Western Europe. Pet Care volume was down double digits due mainly to the impacts of the voluntary pet food recalls and associated supply constraints resulting from a restructuring of the supply chain, partially offset by the impact of the Natura acquisition in June 2010. Net earnings decreased 30% to $121 million mainly due to lower net sales and a reduced operating margin driven by incremental costs and reduced scale leverage related to the pet food recall and supply chain restructuring efforts.

HOUSEHOLD CARE GBU

Fabric Care and Home Care

Net sales during the quarter were in-line with the prior year period at $6.3 billion. Organic sales increased 2%. Volume grew 7%, while organic volume, which excludes the impact of the Ambi Pur acquisition, was up 5%. Pricing reductions, mainly in developed regions, lowered net sales by 1%. Mix negatively impacted net sales by 3% primarily due to disproportionate growth of mid-tier product lines, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Volume increased double digits in developing regions and mid-single digits in developed regions. Fabric Care volume was up mid-single digits mainly due to initiative activity and market growth in developing regions. Global market share of the fabric care category increased half a point. Home Care volume increased double digits due in part to the Ambi Pur acquisition. Organic volume in Home Care was up high single digits driven mainly by initiative activity, including the prior-period launches of Gain hand dishwashing liquid and Febreze Set & Refresh in North America, higher marketing spending and increased merchandising support. Global market share of the home care category was up over 1 point. Batteries volume grew high single digits primarily due to market share gains behind incremental holiday merchandising in North America, initiative activity in Western Europe and market growth and distribution expansion in Asia. Net earnings declined 21% to $758 million mainly due to operating margin contraction. Operating margin declined behind a lower gross margin and higher SG&A as a percentage of net sales. Gross margin contracted primarily due to unfavorable product mix, behind disproportionate growth of developing regions and mid-tier value products, and higher commodity costs. SG&A as a percentage of net sales increased due to higher marketing and overhead spending.

Net sales increased 1% to $12.6 billion fiscal year to date. Organic sales were up 3%. Volume grew 8%, while organic volume, which excludes the impact of the Ambi Pur acquisition, increased 7%. Lower pricing, mainly in developed regions, reduced net sales by 1%. Mix negatively impacted net sales growth by 3% mainly due to disproportionate growth of mid-tier product lines and powdered laundry detergents, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales growth by 3%. Volume in developing regions was up double digits, while volume in developed regions grew mid-single digits. Fabric Care volume increased mid-single digits mainly due to growth in developing regions behind initiative activity, increased distribution and market growth. Global market share of the fabric care category increased half a point. Home Care volume increased double digits due in part to the Ambi Pur acquisition. Organic volume in Home Care was up double digits driven mainly by initiative activity, including the prior-period launches of Gain hand dishwashing liquid and Febreze Set & Refresh in North America, higher marketing spending and increased merchandising support. Global market share of the home care category was up over 1 point. Batteries volume grew high single digits primarily due to price reductions executed through pack count increases in North America, which were implemented in January 2010, initiative activity in Western Europe and market growth and distribution expansion in Asia. Global market share of the batteries category increased about half a point. Net earnings decreased 14% to $1.7 billion as net sales growth was more than offset by operating margin contraction. Operating margin declined due to a lower gross margin and higher SG&A as a percentage of net sales. Gross margin contracted due mainly to higher commodity costs and unfavorable product mix behind disproportionate growth of developing regions and mid-tier value products. SG&A as a percentage of net sales increased behind higher marketing spending.

Baby Care and Family Care

Net sales increased 3% to $3.9 billion for the quarter on 8% volume growth. Organic sales were up 6%. Mix reduced net sales by 2% driven mainly by disproportionate growth of mid-tier product lines, larger package sizes and developing regions, all of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Volume in developing regions was up double digits, while volume in developed regions increased mid-single digits. Volume in Baby Care grew high single digits mainly due to growth in developing regions behind initiative activity, distribution expansion and market growth. Global market share of the baby care category increased over 1 point. Volume in Family Care was up high single digits behind the continued impact of prior-period initiative launches, growth of Charmin Basic in North America and lower price gaps versus competition in Latin America. Net earnings declined 13% to $502 million as sales growth was more than offset by a lower operating margin. Operating margin decreased mainly due to a lower gross margin driven by higher commodity costs and unfavorable product mix due to disproportionate growth of mid-tier product lines, larger package sizes and developing regions.

Net sales increased 2% to $7.6 billion fiscal year to date on 9% volume growth. Organic sales were up 5%. Price reductions initiated in prior periods lowered net sales growth by 1%. Mix reduced net sales by 3% driven mainly by disproportionate growth of mid-tier product lines, larger package sizes and developing regions, all of which have lower than segment average selling prices. Unfavorable foreign exchange negatively impacted net sales growth by 3%. Volume grew double digits in developing regions and mid-single digits in developed regions. Volume in Baby Care was up high single digits primarily due to growth in developing regions behind initiative activity, market size growth and distribution expansion. Global market share of the baby care category increased over 1 point. Volume in Family Care increased double digits driven by the continued impact of initiative launches from prior periods, growth of Charmin Basic in North America and lower price gaps versus competition in Latin America. U.S. all outlet share of the family care category increased about half a point. Net earnings decreased 14% to $972 million driven by operating margin contraction, partially offset by sales growth. Operating margin declined mainly due to a lower gross margin as higher commodity costs and unfavorable product mix, behind disproportionate growth of mid-tier product lines, larger package sizes and developing regions, were only partially offset by the favorable impact of volume scale leverage and manufacturing cost savings. SG&A as a percentage of net sales decreased slightly due to lower foreign currency exchange costs and overhead spending, mostly offset by higher marketing spending.

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

Net sales in the Corporate segment primarily reflect the adjustment to eliminate the sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales were down $38 million in the second fiscal quarter and down $116 million fiscal year to date primarily due to adjustments required to eliminate the sales of unconsolidated entities. Corporate had net earnings of $97 million in the quarter versus net expenses of $336 million in the prior year period mainly due to the net benefit of discrete tax adjustments to income tax reserves and the favorable settlement of a value added tax audit. Net expenses declined $622 million fiscal year to date driven by the aforementioned benefits from discrete tax adjustments, higher base period foreign currency exchange costs and lower current period restructuring-type spending.

FINANCIAL CONDITION

Operating Activities

We generated $5.3 billion from operating activities during the fiscal year to date period. This represents a 32% decline versus the prior year period primarily due to higher levels of cash invested in working capital. On a year-to-date basis, working capital consumed $2.1 billion primarily behind higher accounts receivable and inventory balances. Accounts receivable used $931 million mainly due to higher sales in December relative to June and growth in regions and categories with longer average payment terms. Inventory consumed $779 million driven by initiative activity, business growth, higher commodity costs and increased safety stock levels behind customer service improvement efforts. Accounts payable, accrued and other liabilities used $377 million primarily to satisfy marketing and capital commitments accrued for at the end of the 2010 fiscal year. Other operating assets and liabilities consumed $650 million mainly due to lower net liabilities for unrecognized tax positions.

Investing Activities

We consumed $1.5 billion to fund investing activities primarily to support capital expenditures and acquisitions in the current period. Capital expenditures were $1.3 billion or 3.0 % of net sales. We expect capital expenditures of approximately 4% of net sales for the fiscal year. Acquisitions consumed $435 million mainly due to the purchase of Ambi Pur, while proceeds from asset sales were minimal. Prior-year cash generated from investing activities was $1.6 billion, as normal ongoing capital investments was more than offset by proceeds from divestitures driven by the sale of the global pharmaceuticals business in October 2009.

Financing Activities

We utilized $3.5 billion for financing activities. We continued to return cash to shareholders by purchasing $3.5 billion of treasury stock and paying $2.8 billion in dividends. We received $2.3 billion primarily behind the proceeds from additional debt issuances. We expect to repurchase a total of $6 - $8 billion of treasury stock during fiscal 2011. In the prior year period, we consumed $10.3 billion to fund financing activities, primarily due to debt repayments.

As of December 31, 2010, our current liabilities exceeded current assets by $5.4 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the October - December quarter:

Oct - Dec 2010	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	1%	1%	1%	3%
Grooming	3%	3%	0%	6%
Health Care	2%	3%	0%	5%
Snacks and Pet Care	-4%	1%	-5%	-8%
Fabric Care and Home Care	0%	3%	-1%	2%
Baby Care and Family Care	3%	3%	0%	6%

Total P&G	2%	2%	-1%	3%

*	Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul - Dec 2010	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	1%	2%	0%	3%
Grooming	3%	3%	0%	6%
Health Care	1%	3%	0%	4%
Snacks and Pet Care	-5%	1%	-5%	-9%
Fabric Care and Home Care	1%	3%	-1%	3%
Baby Care and Family Care	2%	3%	0%	5%

Total P&G	2%	2%	0%	4%

*	Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company’s diluted net earnings per share from continuing operations excluding charges for pending European legal matters and a significant adjustment to an income tax reserve related to the deductibility of technology donations in prior years. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

	OND 10	OND 09
Diluted Net Earnings Per Share - Continuing Operations	$1.11	$1.01
Significant Adjustment to Income Tax Reserve	($0.08)	—
Charges for Pending European Legal Matters	$0.10	$0.09

Core EPS	$1.13	$1.10
Core EPS Growth	3%

	FYTD 2011	FYTD 2010
Diluted Net Earnings Per Share - Continuing Operations	$2.13	$1.98
Significant Adjustment to Income Tax Reserve	($0.08)	—
Charges for Pending European Legal Matters	$0.10	$0.09

Core EPS	$2.15	$2.07
Core EPS Growth	4%

Note – All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction. The significant adjustment to an income tax reserve was tax expense. There was no tax impact on EPS due to the charges for pending European legal matters.

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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Dec 2010	$5,329	$(1,256)	$4,073	$6,414	64%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and taxes.

As previously reported, the Company has been subject to a number of investigations into potential competition law violations in Europe. These investigations involve the European Commission, which is investigating potential competition law violations in a variety of countries across the European Union, as well as individual investigations by national authorities in Belgium, the Czech Republic, France, Germany, Greece, Italy, Romania, Spain, Switzerland and the United Kingdom. We believe that all of these matters involve a number of other consumer products companies and/or retail customers. Although non-monetary sanctions are not being sought in any of these matters, competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. In other industries, fines have amounted to hundreds of millions of dollars.

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

As previously disclosed, as a result of the investigations discussed above, authorities in several countries have issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws in the past. During the most recent quarter, there were further developments. The United Kingdom authority closed its investigation without issuing any penalty to the Company. Authorities in Italy issued a final decision resulting in monetary damages and authorities in France, the Czech Republic and the European Commission disclosed additional information to the Company regarding their respective investigations. Pursuant to these activities, the Company took additional reserves for potential fines. The remaining matters are in various stages of the regulatory process. The Company will continue to take reserves as appropriate. The ultimate resolution of these matters may result in fines or costs in excess of the amounts reserved that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. Please refer to the Company’s Risk Factors in Item 1A of this Form 10-Q for additional information.

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

Changes in laws, regulations and the related interpretations and increased enforcement actions may alter the environment in which we do business. This includes changes in competition, product-related, privacy and environmental laws, including actions in response to global climate change concerns, increased enforcement as well as changes in accounting standards, taxation requirements and enforcement penalties. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position. Furthermore, the competition law and antitrust investigations described in Part II, Item 1 of this Form 10-Q, may result in fines or costs in excess of the amounts accrued to date that could materially impact our results of operations and financial position. In addition, as a U.S. based multinational company we are also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
10/1/10 - 10/31/10	6,348,631	$61.08	6,240,896	4.6
11/1/10 - 11/30/10	1,882,428	$65.46	1,816,878	4.5
12/1/10 - 12/31/10	3,080	$64.64	0	4.5

(1)	The total number of shares purchased was 8,234,139 for the quarter. This includes 176,365 shares acquired by the Company under various compensation and benefit plans. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party and does not repurchase stock in connection with a cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2010, the Company announced a share repurchase plan to acquire $6 to $8 billion of Company common stock during the fiscal year ending June 30, 2011 in open market and/or private transactions. This repurchase plan was authorized pursuant to a resolution issued by the Company’s Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to the announcement of the plan but are considered purchases against the plan.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 18, 2010).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

January 28, 2011	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President & Comptroller and Global Household Care Finance and Accounting

EXHIBIT INDEX

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 18, 2010).

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.