Form 10-Q
period 2011-03-31
PROCTER & GAMBLE CO
filed 2011-04-29
CIK 80424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

There were 2,791,293,888 shares of Common Stock outstanding as of March 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months and nine months ended March 31, 2011 and 2010, the Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2011	2010	2011	2010
Net Sales	$20,230	$19,178	$61,699	$60,012
Cost of products sold	10,005	9,225	29,981	28,359
Selling, general and administrative expense	6,453	5,985	19,185	18,582

Operating Income	3,772	3,968	12,533	13,071
Interest expense	202	223	619	734
Other non-operating income/(expense), net	71	17	70	93

Earnings from Continuing Operations Before Income Taxes	3,641	3,762	11,984	12,430
Income taxes on continuing operations	768	1,177	2,697	3,669

Net Earnings from Continuing Operations	2,873	2,585	9,287	8,761

Net Earnings from Discontinued Operations	—	—	—	1,790

Net Earnings	$2,873	$2,585	$9,287	$10,551

Per Common Share
Basic net earnings from continuing operations	$1.01	$0.88	$3.24	$2.96
Basic net earnings from discontinued operations	—	—	—	0.61

Basic net earnings	1.01	0.88	3.24	3.57

Diluted net earnings from continuing operations	0.96	0.83	3.09	2.82
Diluted net earnings from discontinued operations	—	—	—	0.57

Diluted net earnings	0.96	0.83	3.09	3.39

Dividends	$0.4818	$0.4400	$1.4454	$1.3200
Diluted Weighted Average Common Shares Outstanding	2,999.3	3,103.9	3,008.6	3,110.2

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31 2011	June 30 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$2,946	$2,879
Accounts receivable			6,264	5,335
Inventories
Materials and supplies			2,134	1,692
Work in process			710	604
Finished goods			4,775	4,088

Total inventories			7,619	6,384
Deferred income taxes			1,099	990
Prepaid expenses and other current assets			3,886	3,194

TOTAL CURRENT ASSETS			21,814	18,782
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,574	6,868
Machinery and equipment			31,799	29,294
Land			911	850

Total property, plant and equipment			40,284	37,012
Accumulated depreciation			(19,763)	(17,768)

NET PROPERTY, PLANT AND EQUIPMENT			20,521	19,244
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			57,030	54,012
Trademarks and other intangible assets, net			32,598	31,636

NET GOODWILL AND OTHER INTANGIBLE ASSETS			89,628	85,648
OTHER NONCURRENT ASSETS			4,575	4,498

TOTAL ASSETS			$136,538	$128,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$6,458	$7,251
Accrued and other liabilities			9,996	8,559
Debt due within one year			9,721	8,472

TOTAL CURRENT LIABILITIES			26,175	24,282
LONG-TERM DEBT			21,699	21,360
DEFERRED INCOME TAXES			10,923	10,902
OTHER NONCURRENT LIABILITIES			10,309	10,189

TOTAL LIABILITIES			69,106	66,733
SHAREHOLDERS’ EQUITY
Preferred stock			1,241	1,277
Common stock – shares issued –	31-Mar	4,007.8	4,008
	30-Jun	4,007.6		4,008
Additional paid-in capital			62,180	61,697
Reserve for ESOP debt retirement			(1,355)	(1,350)
Accumulated other comprehensive income (loss)			(3,495)	(7,822)
Treasury stock			(65,202)	(61,309)
Retained earnings			69,692	64,614
Noncontrolling interest			363	324

TOTAL SHAREHOLDERS’ EQUITY			67,432	61,439

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$136,538	$128,172

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,879	$4,781
OPERATING ACTIVITIES
Net earnings	9,287	10,551
Depreciation and amortization	2,103	2,328
Share-based compensation expense	295	333
Deferred income taxes	186	187
Gain on sale of businesses	(70)	(2,650)
Changes in:
Accounts receivable	(495)	(338)
Inventories	(817)	(27)
Accounts payable, accrued and other liabilities	(223)	2,198
Other operating assets and liabilities	(797)	(43)
Other	(84)	220

TOTAL OPERATING ACTIVITIES	9,385	12,759

INVESTING ACTIVITIES
Capital expenditures	(2,066)	(1,980)
Proceeds from asset sales	89	3,047
Acquisitions, net of cash acquired	(489)	(65)
Change in investments	97	(32)

TOTAL INVESTING ACTIVITIES	(2,369)	970

FINANCING ACTIVITIES
Dividends to shareholders	(4,237)	(4,001)
Change in short-term debt	(420)	(3,481)
Additions to long-term debt	1,536	2,752
Reductions of long-term debt	(188)	(5,922)
Treasury stock purchases	(4,536)	(3,417)
Impact of stock options and other	758	531

TOTAL FINANCING ACTIVITIES	(7,087)	(13,538)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	138	(73)
CHANGE IN CASH AND CASH EQUIVALENTS	67	118

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,946	$4,899

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The results of operations for the three-month and nine-month periods ended March 31, 2011 are not necessarily indicative of annual results.

2.	Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended March 31, 2011 and 2010 was $4,734 million and $772 million, respectively. For the nine months ended March 31, 2011 and 2010, total comprehensive income was $13,614 million and $9,860 million, respectively.

3.	Segment Information - Following is a summary of segment results. As discussed in Note 10, our divested global pharmaceutical business is presented as discontinued operations and is excluded from segment results for all periods presented.

Following is a summary of segment results.

		Three Months Ended March 31			Nine Months Ended March 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty	2011	$4,870	$762	$547	$15,089	$2,984	$2,272
	2010	4,623	772	562	14,761	2,936	2,215

Grooming	2011	1,907	524	379	5,969	1,683	1,259
	2010	1,759	462	377	5,712	1,564	1,161
Health Care	2011	2,962	658	427	9,084	2,178	1,453
	2010	2,805	663	435	8,855	2,283	1,519

Snacks and Pet Care	2011	799	94	61	2,306	264	182
	2010	747	124	77	2,337	380	249
Fabric Care and Home Care	2011	6,088	1,195	754	18,693	3,777	2,449
	2010	5,812	1,168	752	18,253	4,111	2,726

Baby Care and Family Care	2011	3,968	832	528	11,550	2,383	1,500
	2010	3,768	889	558	11,174	2,699	1,694

Corporate	2011	(364)	(424)	177	(992)	(1,285)	172
	2010	(336)	(316)	(176)	(1,080)	(1,543)	(803)

Total	2011	20,230	3,641	2,873	61,699	11,984	9,287
	2010	19,178	3,762	2,585	60,012	12,430	8,761

4.	Goodwill and Other Intangible Assets - Goodwill as of March 31, 2011 is allocated by reportable segment as follows (amounts in millions):

Nine Months Ended March 31, 2011
Beauty, beginning of year	$17,575
Acquisitions and divestitures	(5)
Translation and other	1,258

Goodwill, March 31, 2011	18,828
Grooming, beginning of year	20,384
Acquisitions and divestitures	6
Translation and other	1,047

Goodwill, March 31, 2011	21,437
Health Care, beginning of year	7,859
Acquisitions and divestitures	(4)
Translation and other	275

Goodwill, March 31, 2011	8,130
Snacks and Pet Care, beginning of year	2,203
Acquisitions and divestitures	16
Translation and other	20

Goodwill, March 31, 2011	2,239
Fabric Care and Home Care, beginning of year	4,248
Acquisitions and divestitures	97
Translation and other	204

Goodwill, March 31, 2011	4,549
Baby Care and Family Care, beginning of year	1,445
Acquisitions and divestitures	(1)
Translation and other	94

Goodwill, March 31, 2011	1,538
Corporate, beginning of year	298
Acquisitions and divestitures	11
Translation and other	—

Goodwill, March 31, 2011	309
GOODWILL, beginning of year	54,012
Acquisitions and divestitures	120
Translation and other	2,898

Goodwill, March 31, 2011	$57,030

The increase in goodwill from June 30, 2010 is primarily due to currency translation across all reportable segments and the acquisition of Ambi Pur in our Fabric Care and Home Care reportable segment.

Identifiable intangible assets as of March 31, 2011 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$9,048	$4,079
Intangible assets with indefinite lives	27,629	—

Total identifiable intangible assets	$36,677	$4,079

Defined life intangible assets consist principally of brands, patents, technology and customer relationships. Indefinite lived intangible assets consist primarily of brands.

The amortization of intangible assets for the three months ended March 31, 2011, and 2010 was $128 million and $147 million, respectively. For the nine months ended March 31, 2011 and 2010, the amortization of intangible assets was $399 million and $435 million, respectively.

5.	Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months and nine months ended March 31, 2011 and 2010 are summarized in the following table (amounts in millions):

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Share-Based Compensation
Stock options	$101	$116	$254	$307
Other share-based awards	14	12	41	26

Total share-based compensation	$115	$128	$295	$333

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6.	Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31		Three Months Ended March 31
Amounts in millions	2011	2010	2011	2010
Service Cost	$65	$54	$40	$26
Interest Cost	146	144	72	63
Expected Return on Plan Assets	(123)	(109)	(108)	(108)
Amortization of Deferred Amounts	4	3	(3)	(5)
Recognized Net Actuarial Loss	39	23	25	6
Settlement Loss	—	3	—	—
Gross Benefit Cost (Credit)	131	118	26	(18)
Dividends on ESOP Preferred Stock	—	—	(20)	(27)

Net Periodic Benefit Cost (Credit)	131	118	6	(45)

	Pension Benefits		Other Retiree Benefits
	Nine Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010
Service Cost	$191	$166	$110	$78
Interest Cost	430	441	203	190
Expected Return on Plan Assets	(364)	(333)	(323)	(322)
Amortization of Deferred Amounts	13	11	(13)	(16)
Recognized Net Actuarial Loss	114	69	72	15
Settlement Loss	—	3	—	—

Gross Benefit Cost (Credit)	384	357	49	(55)
Dividends on ESOP Preferred Stock	—	—	(59)	(83)

Net Periodic Benefit Cost (Credit)	384	357	(10)	(138)

For the year ending June 30, 2011, the expected return on plan assets is 7.2% and 9.2% for defined benefit and other retiree benefit plans, respectively.

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

The following table sets forth the Company’s financial assets and liabilities as of March 31, 2011 and June 30, 2010 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	March 31, 2011	June 30, 2010	March 31, 2011	June 30, 2010	March 31, 2011	June 30, 2010	March 31, 2011	June 30, 2010
Assets at fair value:
Investment securities	$19	$12	$—	$—	$23	$45	$42	$57
Derivatives relating to:
Foreign currency hedges	—	—	6	—	—	—	6	—
Other foreign currency instruments (1)	—	—	206	81	—	—	206	81
Interest rates	—	—	97	191	—	—	97	191
Net investment hedges	—	—	2	14	—	—	2	14
Commodities	—	—	6	10	—	—	6	10

Total assets at fair value (2)	19	12	317	296	23	45	359	353

Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	105	177	—	—	105	177
Other foreign currency instruments (1)	—	—	28	175	—	—	28	175
Interest rates	—	—	20	—	—	—	20	—
Net investment hedges	—	—	105	23	—	—	105	23
Commodities	—	—	1	—	—	—	1	—

Total liabilities at fair value (3)	—	—	259	375	—	—	259	375

(1)	Other foreign currency instruments are comprised of non-qualifying foreign currency financial instruments.
(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.
(3)	All derivative liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There was no significant activity within the Level 3 assets and liabilities during the periods presented.

There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of March 31, 2011 was $146 million. The Company has not been required to post any collateral as a result of these contractual features.

Fair Values of Other Financial Instruments

Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $22,996 million and $23,072 million at March 31, 2011 and June 30, 2010, respectively.

Disclosures about Derivative Instruments

The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2011 and June 30, 2010 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	March 31, 2011	June 30, 2010	March 31, 2011	June 30, 2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	831	690	(99)	(177)
Commodity contracts	19	43	5	10

Total	850	733	(94)	(167)

Derivatives in Fair Value Hedging Relationships

Interest rate contracts	10,201	7,942	77	191

Derivatives in Net Investment Hedging Relationships

Net investment hedges	1,664	1,586	(103)	(9)

Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	13,043	11,845	178	(94)
Commodity contracts	51	19	—	—

Total	13,094	11,864	178	(94)

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	March 31, 2011	June 30, 2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$16	$19
Foreign currency contracts	25	23
Commodity contracts	3	11

Total	44	53

Derivatives in Net Investment Hedging Relationships

Net investment hedges	(68)	(8)

During the next 12 months, the amount of the March 31, 2011 accumulated other comprehensive income (OCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three-month and nine-month periods ended March 31, 2011 and 2010 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended March 31		Nine Months Ended March 31
Amounts in Millions	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$1	$(1)	$5	$(10)
Foreign currency contracts	17	15	(51)	(7)
Commodity contracts	1	(1)	19	(86)

Total	19	13	(27)	(103)

	Amount of Gain(Loss) Recognized in Income
	Three Months Ended March 31		Nine Months Ended March 31
Amounts in Millions	2011	2010	2011	2010
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	(90)	122	(115)	122
Debt	92	(128)	118	(127)

Total	2	(6)	3	(5)

Derivatives in Net Investment Hedging Relationships (2)

Net investment hedges	2	(1)	1	3

Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	438	(595)	1,064	(481)
Commodity contracts	—	—	4	—

Total	438	(595)	1,068	(481)

(1)	The gain or loss on the effective portion of cash flow hedging relationships is reclassified from accumulated OCI into net income in the same period during which the related item affects earnings. Such amounts are included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative expense and commodity contracts in cost of products sold.
(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.
(3)	The gain or loss on contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings as follows: foreign currency contracts in selling, general and administrative expense and commodity contracts in cost of products sold.

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

As previously disclosed, the Company is and has been subject to a variety of investigations into potential competition law violations in Europe by the European Commission and national authorities from a number of countries. These matters involve a number of consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines.

In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company identified violations in certain European countries and appropriate actions were taken.

Several regulatory authorities in Europe have issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The remaining authorities’ investigations are in various stages of the regulatory process. As a result of our initial and on-going analyses of the complaints, as well as final decisions issued by the authorities in Spain and Czech Republic during the quarter ended March 31, 2011 and by the European Commission in April 2011, the Company has reserves totaling $606 million as of March 31, 2011 for potential fines for competition law violations. In accordance with US GAAP, certain of the reserves included in this amount represent the low end of a range of potential outcomes. Accordingly, the ultimate resolution of these matters may result in fines or costs in excess of the amounts reserved that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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

Income Tax Uncertainties

The Company is present in over 150 taxable jurisdictions and, at any point in time, has 50 - 60 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2001 and forward. Net adjustments to prior-year tax balances for uncertain tax positions resulted in a tax benefit of approximately $424 million in the current year. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. At this time, we are not able to make a reasonable estimate of the range of potential changes to the balance of uncertain tax positions over the next 12 months or the impact of any such changes on the effective tax rate.

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

10.	Discontinued Operations

In October 2009, the Company completed the divestiture of our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion of cash, net of assumed and transferred liabilities. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceutical products, our prescription drug product pipeline and manufacturing facilities in Puerto Rico and Germany. In addition, the majority of the employees working on the pharmaceuticals business were transferred to Warner Chilcott. The Company recorded an after-tax gain on the transaction of $1,464 million in the quarter ended December 31, 2009, which is included in net earnings from discontinued operations in the Consolidated Statement of Earnings for the nine-month period ended March 31, 2010. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.

Following is selected financial information included in net earnings from discontinued operations for the pharmaceuticals business:

	Three months ended March 31		Nine months ended March 31
Amounts in millions	2011	2010	2011	2010
Net sales	$—	$—	$—	$751

Earnings from discontinued operations	—	—	—	306
Income tax expense	—	—	—	(101)
Gain on sale of discontinued operations	—	—	—	2,632
Income tax benefit (expense) on sale	—	—	—	(1,047)

Net earnings from discontinued operations	—	—	—	1,790

The net gain on the sale of the pharmaceuticals business for the nine-month period ended March 31, 2010 also includes an after-tax gain on the sale of the Actonel brand in Japan, which occurred prior to the divestiture to Warner Chilcott.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations - Three Months Ended March 31, 2011

•	Results of Operations - Nine Months Ended March 31, 2011

•	Business Segment Discussion - Three and Nine Months Ended March 31, 2011

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

We compete in multiple product categories and have two global business units (GBUs): the Beauty and Grooming GBU and the Household Care GBU. Under U.S. GAAP, the business units comprising the GBUs are aggregated into six reportable segments: Beauty; Grooming; Health Care; Snacks and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care.

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

The table below provides more information about the components of our reportable business segment structure.

Reportable Segment	Categories	Billion-Dollar Brands
Beauty	Cosmetics, Female Antiperspirant and Deodorant, Female Personal Cleansing, Female Shave Care, Hair Care, Hair Color, Hair Styling, Pharmacy Channel, Prestige Products, Salon Professional, Skin Care	Head & Shoulders, Olay, Pantene, Wella
Grooming	Beauty Electronics, Home Small Appliances, Male Blades and Razors, Male Personal Care	Braun, Fusion, Gillette, Mach3
Health Care	Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Water Filtration, Other Oral Care	Always, Crest, Oral-B
Snacks and Pet Care	Pet Care, Snacks	Iams, Pringles
Fabric Care and Home Care	Laundry Additives, Air Care, Batteries, Dish Care, Fabric Enhancers, Laundry Detergents, Surface Care	Ace, Ariel, Dawn, Downy, Duracell, Gain, Tide, Febreze
Baby Care and Family Care	Baby Wipes, Diapers, Paper Towels, Tissues, Toilet Paper	Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings from continuing operations by reportable business segment for the three and nine months ended March 31, 2011 (excludes net sales and net earnings in Corporate):

	Three Months Ended March 31		Nine Months Ended March 31
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	24%	20%	24%	25%
Grooming	9%	14%	10%	14%
Health Care	14%	16%	14%	16%
Snacks and Pet Care	4%	2%	4%	2%
Fabric Care and Home Care	30%	28%	30%	27%
Baby Care and Family Care	19%	20%	18%	16%
Total	100%	100%	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the nine months ended March 31, 2011 versus the nine months ended March 31, 2010:

•

Net sales increased 3% to $61.7 billion as 6% volume growth was partially offset by 2 points from negative mix and 1 point from unfavorable foreign exchange. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 4%.

•	Operating margin declined 150 basis points behind a commodity-cost driven reduction in gross margin and increased marketing investments, partially offset by reduced foreign currency exchange costs.
•

Net earnings from continuing operations increased 6% to $9.3 billion mainly due to a lower effective tax rate and higher net sales, partially offset by operating margin contraction. Diluted net earnings per share from continuing operations increased 10% to $3.09. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

•

Net earnings were $9.3 billion, a decrease of 12% due to the divestiture of the pharmaceuticals business in the prior year period. Diluted net earnings per share were $3.09, a decrease of 9%. Core EPS, which is diluted net earnings per share from continuing operations excluding US healthcare reform legislation costs in the base period, pending European legal matters and a significant adjustment to an income tax reserve, increased 5% to $3.10.

•

Operating cash flow decreased $3.4 billion to $9.4 billion mainly due to an increase in working capital. Free cash flow, which is operating cash flow less capital expenditures, was $7.3 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 79%.

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

Global Economic Conditions: Economic changes, terrorist activity, political unrest and natural disasters, such as the civil unrest in the Middle East and the Japan crisis, may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets, as well as any political or economic disruption due to terrorist and other hostile activities or natural disasters.

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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2011

The following discussion provides a review of results for the three months ended March 31, 2011 versus the three months ended March 31, 2010.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Three Months Ended March 31
	2011	2010	% CHG
NET SALES	$20,230	$19,178	5%
COST OF PRODUCTS SOLD	10,005	9,225	8%

GROSS MARGIN	10,225	9,953	3%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,453	5,985	8%

OPERATING INCOME	3,772	3,968	(5)%
TOTAL INTEREST EXPENSE	202	223
OTHER NON-OPERATING INCOME/(EXPENSE), NET	71	17

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,641	3,762	(3)%
INCOME TAXES	768	1,177

NET EARNINGS FROM CONTINUING OPERATIONS	2,873	2,585	11%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	—

NET EARNINGS	2,873	2,585	11%

EFFECTIVE TAX RATE FROM CONTINUING OPERATIONS	21.1%	31.3%
PER COMMON SHARE:
BASIC NET EARNINGS – CONTINUING OPERATIONS	$1.01	$0.88
BASIC NET EARNINGS – DISCONTINUED OPERATIONS	$—	$—

BASIC NET EARNINGS	$1.01	$0.88
DILUTED NET EARNINGS – CONTINUING OPERATIONS	$0.96	$0.83	16%
DILUTED NET EARNINGS – DISCONTINUED OPERATIONS	$—	$—

DILUTED NET EARNINGS	$0.96	$0.83	16%
DIVIDENDS	$0.4818	$0.4400	9.5%
AVERAGE DILUTED SHARES OUTSTANDING	2,999.3	3,103.9

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	50.5%	51.9%	(140)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.9%	31.2%	70
OPERATING MARGIN	18.6%	20.7%	(210)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18.0%	19.6%	(160)
NET EARNINGS FROM CONTINUING OPERATIONS	14.2%	13.5%	70

Net sales increased 5% to $20.2 billion on 5% unit volume growth. Volume growth was broad based with growth in all major geographic regions. Volume increased high single digits in developing regions and low single digits in developed regions. All six of the business segments grew volume, led by high single-digit growth in the Baby Care and Family Care, and Snacks and Pet Care segments. Volume was up mid-single digits in the Fabric Care and Home Care, Beauty, and Health Care segments, and increased low single digits in the Grooming segment. Increased volume in advance of planned customer order system conversion in North America and Western Europe was largely offset by volume reductions from political disruptions in the Middle East. Higher prices increased net sales by 1%. Favorable foreign exchange increased net sales by 1% as key foreign currencies strengthened versus the U.S. dollar. Negative mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and low and mid-tier value products, both of which have lower than Company average selling prices. Organic sales were up 4% on organic volume growth of 5%.

	Net Sales Change Drivers 2011 vs. 2010 (Three Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty	5%	6%	2%	1%	(3)%	5%
Grooming	2%	2%	1%	5%	—%	8%
Health Care	4%	4%	1%	1%	—%	6%
Snacks and Pet Care	7%	4%	2%	—%	(2)%	7%
Fabric Care and Home Care	6%	5%	1%	—%	(2)%	5%
Baby Care and Family Care	7%	7%	(1)%	1%	(2)%	5%

Total Company	5%	5%	1%	1%	(2)%	5%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin declined 140 basis points to 50.5% of net sales for the quarter. The decline was mainly due to a 200-basis point increase in commodity and energy costs and unfavorable product mix from disproportionate growth in developing regions and low and mid-tier value product. These were partially offset by the favorable impact of manufacturing cost savings and pricing.

Total selling, general and administrative expenses (SG&A) increased 8% driven by higher marketing and overhead spending and foreign currency impacts. Marketing and overhead spending increased primarily due to increased investments to support innovation and expansion plans. SG&A as a percentage of net sales increased 70 basis points due to higher marketing spending and foreign exchange costs as a percentage of net sales, partially offset by a reduction in overhead spending as a percentage of net sales.

Interest expense declined $21 million versus the prior year period primarily due to lower interest rates on floating rate debt, partially offset by an increase in debt outstanding. Other non-operating income/(expense), increased $54 million primarily due to a gain on the divestiture of the Zest brand in North America.

The effective tax rate on continuing operations decreased from 31.3% in the prior year to 21.1%. Approximately 530 basis points of this decline is due to the impact of discrete tax adjustments in both periods, including a $152 million base period charge for legislation that changed the taxation of certain future retiree prescription subsidy payments in the United States and a current period benefit for a number of minor adjustments to tax balances for uncertain tax positions. The remaining decline relates primarily to more favorable mix of earnings in the current year as an increased proportion of earnings were generated in lower tax jurisdictions during the current year.

Net earnings from continuing operations increased 11% to $2.9 billion driven primarily by a lower effective tax rate. The impact of higher net sales was largely offset by a 210-basis point reduction in operating margin. The decline in operating margin resulted largely from a lower gross margin and higher SG&A as a percentage of net sales. SG&A as a percentage of net sales increased due to higher marketing spending and foreign exchange impacts as a percentage of net sales, partially offset by a reduction in overhead as a percentage of net sales. Diluted net earnings per share from continuing operations increased 16% to $0.96. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2011

The following discussion provides a review of results for the nine months ended March 31, 2011 versus the nine months ended March 31, 2010.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES

(Amounts in Millions Except Per Share Amounts)

Consolidated Earnings Information

	Nine Months Ended March 31
	2011	2010	% CHG
NET SALES	$61,699	$60,012	3%
COST OF PRODUCTS SOLD	29,981	28,359	6%

GROSS MARGIN	31,718	31,653	—%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	19,185	18,582	3%

OPERATING INCOME	12,533	13,071	(4)%
TOTAL INTEREST EXPENSE	619	734
OTHER NON-OPERATING INCOME/(EXPENSE), NET	70	93

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,984	12,430	(4)%
INCOME TAXES	2,697	3,669

NET EARNINGS FROM CONTINUING OPERATIONS	9,287	8,761	6%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	1,790

NET EARNINGS	9,287	10,551	(12)%

EFFECTIVE TAX RATE FROM CONTINUING OPERATIONS	22.5%	29.5%
PER COMMON SHARE:
BASIC NET EARNINGS - CONTINUING OPERATIONS	$3.24	$2.96
BASIC NET EARNINGS - DISCONTINUED OPERATIONS	$—	$0.61

BASIC NET EARNINGS	$3.24	$3.57
DILUTED NET EARNINGS - CONTINUING OPERATIONS	$3.09	$2.82	10%
DILUTED NET EARNINGS - DISCONTINUED OPERATIONS	$—	$0.57

DILUTED NET EARNINGS	$3.09	$3.39	(9)%
DIVIDENDS	$1.4454	$1.3200	9.5%
AVERAGE DILUTED SHARES OUTSTANDING	3,008.6	3,110.2

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	51.4%	52.8%	(140)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.1%	31.0%	10
OPERATING MARGIN	20.3%	21.8%	(150)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19.4%	20.7%	(130)
NET EARNINGS FROM CONTINUING OPERATIONS	15.1%	14.6%	50

Net sales increased 3% to $61.7 billion fiscal year to date on a 6% increase in unit volume. Volume growth was broad based with growth in all geographic regions, led by double-digit growth in Asia and high single digit growth in Latin America and CEEMEA. All six of the business segments contributed to volume growth, with high single-digit growth in the Baby Care and Family Care and Fabric Care and Home Care segments, mid-single-digit growth in the Beauty, Grooming and Health Care segments, and a low single-digit increase in the Snacks and Pet Care segment. Organic volume, which excludes acquisitions and divestitures, was up 6%. Mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and low and mid-tier value products, both of which have lower than Company average selling prices. Unfavorable foreign exchange lowered net sales by 1% as key foreign currencies weakened versus the U.S. dollar. Organic sales were up 4% driven by unit volume growth, partially offset by unfavorable mix.

	Net Sales Change Drivers 2011 vs. 2010 (Nine Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/ Other	Net Sales Growth
Beauty	5%	5%	(1)%	—%	(2)%	2%
Grooming	4%	4%	(2)%	2%	—%	4%
Health Care	5%	5%	(1)%	(1)%	—%	3%
Snacks and Pet Care	1%	(2)%	—%	(1)%	(1)%	(1)%
Fabric Care and Home Care	7%	6%	(2)%	(1)%	(2)%	2%
Baby Care and Family Care	9%	9%	(2)%	(1)%	(3)%	3%

Total Company	6%	6%	(1)%	—%	(2)%	3%

Sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 140 basis points to 51.4% of net sales. The reduction in gross margin was driven mainly by a 180-basis point increase in commodity and energy costs and unfavorable product mix from disproportionate growth in developing regions and low and mid-tier value product. These impacts were partially offset by manufacturing cost savings and the favorable impact of volume scale leverage.

Total SG&A expense was up 3% to $19.2 billion, primarily due to higher marketing spending which was partially offset by the impact of higher foreign currency exchange costs in the base period. Marketing spending increased behind continued investments in our innovation and expansion plans. We incurred approximately $530 million of foreign currency exchange costs in the base period primarily to swap Venezuelan bolivars for U.S. dollars in the parallel market and to remeasure a portion of our net monetary assets denominated in bolivars at the parallel market exchange rate. These costs were nominal in the current period. See the section titled “Foreign Currency Translation – Venezuela Impacts” below for additional discussion. SG&A as a percentage of net sales increased marginally as increased marketing as a percentage of net sales was mostly offset by a reduction in foreign exchange costs and reduced overhead as a percentage of net sales.

Interest expense declined $115 million mainly due to lower interest rates on floating rate debt. Other non-operating income/(expense), net declined $23 million primarily due to the impact of a gain on the acquisition of MDVIP in the prior year period, partially offset a gain on the divestiture of the Zest brand in North America in the current year.

The effective tax rate on continuing operations decreased from 29.5% in the prior year to 22.5%. Net favorable discrete adjustments to income tax reserves in a number of jurisdictions in the current year, as compared to unfavorable adjustments in the prior year resulted in a 420 basis points reduction in the effective tax rate. Net adjustments to tax balances for uncertain tax positions resulted in a benefit of approximately $424 million fiscal year to date, including a $252 million benefit related to the pending settlement of tax litigation primarily related to the deductibility of technology donations. We do not expect the magnitude of recent benefits from these adjustments to be sustainable. The tax rate also benefited from the geographic mix of earnings, as an increased proportion of earnings were generated in lower tax jurisdictions during the current year.

Net earnings from continuing operations increased 6% to $9.3 billion driven primarily by a lower effective tax rate and higher net sales, partially offset by a 150-basis point reduction in operating margin. The decline in operating margin resulted largely from lower gross margin. Diluted net earnings per share from continuing operations increased 10% to $3.09. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

Net earnings from discontinued operations decreased $1.8 billion mainly due to the impact of the gain on the divestiture of the global pharmaceuticals business in the prior year period.

Net earnings declined 12% to $9.3 billion due to a reduction in net earnings from discontinued operations, partially offset by an increase in net earnings from continuing operations. Diluted net earnings per share declined 9% to $3.09. The decline in earnings per share was less than the decline in net earnings due to the impact of share repurchases.

Foreign Currency Translation - Venezuela Impacts

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

There are also exchange controls over securities transactions in the parallel market, which has historically been used to pay for imported goods and services that do not qualify for exchange in the official market. The Central Bank of Venezuela is the only legal intermediary through which parallel market transactions can be executed. The government controls the underlying parallel exchange rate which was approximately 5.3 as of March 31, 2011. The notional amount of transactions that run through this parallel market mechanism is very restricted, which has eliminated our ability to access the parallel market to pay for imported goods and/or manage our local monetary asset balances.

As of March 31, 2011, we had net monetary assets denominated in local currency of approximately $709 million. Approximately $251 million of this balance has been remeasured using the parallel rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs and our overall repatriation plans, we have exposure for the differential between the official and parallel exchange rates on this portion of our local monetary assets.

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

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2011

The following discussion provides a review of results by business segment. Analyses of the results for the three and nine months ended March 31, 2011 are provided compared to the same three and nine month periods ended March 31, 2010. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by business segment for the three and nine months ended March 31, 2011 versus the comparable prior year period (amounts in millions):

	Three Months Ended March 31, 2011
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty	$4,870	5%	$762	(1)%	$547	(3)%
Grooming	1,907	8%	524	13%	379	1%
Health Care	2,962	6%	658	(1)%	427	(2)%
Snacks and Pet Care	799	7%	94	(24)%	61	(21)%
Fabric Care and Home Care	6,088	5%	1,195	2%	754	—%
Baby Care and Family Care	3,968	5%	832	(6)%	528	(5)%
Corporate	(364)	N/A	(424)	N/A	177	N/A

Total Company	20,230	5%	3,641	(3)%	2,873	11%

	Nine Months Ended March 31, 2011
	Net Sales	% Change Versus Year Ago	Earnings From Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings From Continuing Operations	% Change Versus Year Ago
Beauty	$15,089	2%	$2,984	2%	$2,272	3%
Grooming	5,969	4%	1,683	8%	1,259	8%
Health Care	9,084	3%	2,178	(5)%	1,453	(4)%
Snacks and Pet Care	2,306	(1)%	264	(31)%	182	(27)%
Fabric Care and Home Care	18,693	2%	3,777	(8)%	2,449	(10)%
Baby Care and Family Care	11,550	3%	2,383	(12)%	1,500	(11)%
Corporate	(992)	N/A	(1,285)	N/A	172	N/A

Total Company	61,699	3%	11,984	(4)%	9,287	6%

Beauty

Net sales increased 5% to $4.9 billion during the third fiscal quarter. Organic sales grew 4%. Volume grew 5%, while organic volume, which excludes the net impact of acquisitions and divestitures, increased 6%. Volume growth was driven by double-digit growth in developing regions, while volume in the developed regions was in line with the prior year. Higher pricing in Latin America and Prestige increased net sales by 1%. Favorable foreign exchange increased net sales by 2%. Mix negatively impacted net sales by 3% due to disproportionate growth in developing regions, which have lower than segment average selling prices, and a decrease in Salon Professional volume, which has higher than segment average selling prices. Volume in Retail Hair Care grew high single digits behind double-digit growth in developing regions due to initiative activity and distribution expansions in Asia and Latin America. Global market share of the hair care category was up nearly half a point. Volume in Female Beauty was in line with the prior period as Olay skin care distribution expansion in Asia and Latin America and deodorants growth in North America were offset by a mid-single digit decline in developed regions driven by the Zest divestiture, competitive activity in cosmetics, and decreased shipments in skin due to an Olay UV reformulation and restage. Volume in Salon Professional declined high single digits due to the exit of non-strategic businesses and market contraction in Western Europe. Volume in Prestige Products was up high single digits behind the continued impact of fragrance initiatives, partially offset by minor brand divestitures. Excluding the minor brand divestitures, volume increased double digits. Net earnings decreased 3% to $547 million as sales growth was more than offset by a lower operating margin. Operating margin contracted primarily behind higher SG&A as a percentage of net sales. SG&A as a percentage of net sales increased mainly due to increased marketing spending, partially offset by a decrease in overhead spending as a percentage of sales.

Net sales increased 2% to $15.1 billion fiscal year to date on unit volume growth of 5%. Organic sales grew 3%. Mix negatively impacted net sales growth by 2% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and declines in the premium-priced categories of Prestige Products and Salon Professional. Unfavorable foreign exchange reduced net sales by 1%. Volume in developing regions increased double digits, while volume in developed regions declined low single digits. Volume in Retail Hair Care grew high single digits due to double-digit growth in developing regions behind initiative activity, price reductions, distribution expansions and market growth. Global market share of the hair care category was up slightly. Volume in Female Beauty was up low single digits primarily due to higher shipments of Olay, Safeguard and Venus behind initiative activity, distribution expansion and market growth. Volume in Salon Professional was down high single digits mainly due to the exit of non-strategic businesses and market size contractions in developed regions. Volume in Prestige Products declined low single digits primarily due to the divestiture of minor brands and lower shipments in Western Europe. Excluding the minor brand divestitures, volume increased low single digits. Net earnings increased 3% to $2.3 billion, consistent with sales growth. Operating margin was comparable with the prior year, as higher marketing spending was largely offset by lower overhead spending and reduced foreign currency exchange costs. The effective tax rate decreased due to favorable geographic mix of earnings.

Grooming

Net sales increased 8% to $1.9 billion for the quarter on a 2% increase in unit volume. Organic sales were up 7%. Price increases taken primarily across blades and razors in Latin America and developed regions, added 5% to net sales growth. Favorable foreign exchange increased net sales growth by 1%. Volume growth was driven by high single-digit growth in developing regions, which was partially offset by a mid-single-digit decrease in developed regions. Volume in Male Grooming increased low single digits primarily due to high-single-digit growth of blades and razors in developing regions, particularly Latin America and Asia, as well as deodorants in North America, partially offset by a mid-single-digit decline in blades and razors in the developed regions. In the developed regions, double-digit growth of Fusion was more than offset by declines of Mach 3 and other legacy blades and razors. Global market share of the blades and razors category was down 1 point. Volume in Appliances decreased high single digits due to continuing economic difficulties in Western Europe as well as a high base period behind Hair Care appliances initiatives. Global market share of the dry shaving category was down more than half a point. Net earnings increased 1% to $379 million driven by net sales growth and operating margin expansion, partially offset by a higher effective tax rate. Operating margin grew due to improved gross margin, driven primarily by higher prices. SG&A as a percentage of net sales was comparable to the prior year as higher marketing spending was largely offset by reduced overhead as a percentage of sales driven by scale efficiencies. The effective tax rate was higher due to unfavorable geographic mix of earnings.

Net sales increased 4% to $6.0 billion fiscal year to date on volume growth of 4%. Organic sales were up 6%. Price increases, taken primarily across blades and razors in Latin America and developed regions, contributed 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 2%. Volume grew high single digits in developing regions and was in line with the prior year period in developed regions. Volume in Male Grooming was up mid-single digits due to higher shipments of blades and razors, mainly in developing regions driven by market growth, and deodorants in North America, partially offset by softness in blades and razors in the developed regions. Global market share of the blades and razors category was down more than half a point. Volume in Appliances decreased low single digits due to continuing economic difficulties in Western Europe as well as a high base period behind Hair Care appliances initiatives. Global market share of the dry shave category was in line with the prior year period. Net earnings increased 8% to $1.3 billion behind higher net sales and increased operating margin. Operating margin expanded due to higher gross margin and lower SG&A as a percentage of net sales. Gross margin increased due to price increases and the favorable impact of volume scale leverage. SG&A as a percentage of net sales was down due to lower foreign currency exchange costs and reduced overhead spending, partially offset by higher marketing spending.

Health Care

Net sales increased 6% during the third fiscal quarter to $3.0 billion on unit volume growth of 4%. Organic sales grew 5%. Price increases in developing regions contributed 1% to net sales. Favorable foreign exchange increased net sales by 1%. Volume was up mid-single digits in both developed and developing regions. Volume in Oral Care was up mid-single digits due to the continued strength and incremental merchandising support behind Crest 3D White in North America, Oral-B toothpaste expansions in Brazil, Belgium and Holland and toothbrush initiatives in Asia. Global market share of the oral care category was up over a point. Volume in Personal Health Care was up high single digits primarily due to double-digit growth in North America behind initiative activity and a strong cold and cough season. Volume in Feminine Care grew low single digits due to the expansion of Naturella into China and Always initiatives in Asia and Western Europe. Net earnings declined 2% to $427 million, as higher net sales were more than offset by lower operating margin. Operating margin declined due to lower gross margin driven mainly by higher commodity costs.

Net sales increased 3% to $9.1 billion fiscal year to date on 5% growth in unit volume. Organic sales were up 4%. Price decreases in developed regions reduced net sales by 1%. Unfavorable foreign exchange negatively impacted net sales growth by 1%. Volume increased high single digits in developing regions and low single digits in developed regions. Volume in Oral Care grew high single digits behind initiative activity and incremental merchandising support of Crest and Oral-B. Global market share of the oral care category was up nearly a point. Volume in Personal Health Care grew mid-single digits behind higher shipments of Vicks and increased distribution of PuR in CEEMEA, partially offset by lower shipments of Prilosec OTC in North America. Volume in Feminine Care was up mid-single digits mainly due to higher shipments of Naturella, behind expansion into developing regions, and Always, behind initiative activity in developing regions. Global market share of the feminine care category was down less than half a point. Net earnings decreased 4% to $1.5 billion as higher net sales were more than offset by lower operating margins. Operating margin contracted due to lower gross margin and higher SG&A as a percentage of net sales. Gross margin declined mainly due to higher commodity costs. SG&A as a percentage of net sales increased behind higher marketing spending, partially offset by lower foreign currency exchange costs.

In March 2011, P&G and Teva Pharmaceutical Industries announced that the companies have reached an agreement to create a partnership in consumer health care by bringing together both companies’ existing over-the-counter medicines and complementary capabilities. The partnership is expected to have over $1 billion in sales, only a portion of which will be incremental to our consolidated financial statements. The Company expects the transaction to close by the end of the 2011 calendar year, pending necessary regulatory approvals.

Snacks and Pet Care

Net sales increased 7% to $799 million for the quarter on a 7% increase in unit volume. Organic sales, which exclude the impacts of foreign exchange and the Natura Pet Products acquisition, were in line with prior year on a 4% increase in organic volume. Mix lowered net sales by 2% primarily due to the disproportionate growth of developing regions and Snacks, both of which have lower than segment average selling prices. Favorable foreign exchange increased net sales by 2%. Snacks volume increased double digits behind increased distribution in the developing regions and incremental merchandising activity in the developed regions. Pet Care volume was up low single digits due to the impact of the Natura acquisition in June 2010, partially offset by the impacts of supply constraints following the pet food recall. Excluding the Natura acquisition, Pet Care volume decreased mid-single digits. Net earnings decreased 21% to $61 million as net sales growth was more than offset by a lower operating margin. Operating margin decreased mainly due to a lower gross margin driven by increased product costs resulting from the pet food supply disruptions and negative product mix. SG&A as a percentage of net sales decreased marginally behind lower marketing spending primarily in Pet Care, which was largely offset by increased overhead spending.

Net sales decreased 1% to $2.3 billion fiscal year to date on a 1% increase in unit volume. Organic sales, which exclude the impacts of foreign exchange and the Natura acquisition, were down 6% on a 2% decline in organic volume. Lower pricing in developed regions reduced net sales by 1%. Mix reduced net sales by 1% due to the disproportionate growth of Snacks and developing regions, both of which have lower than segment average selling prices. Snacks volume increased high single digits mainly due to increased distribution in CEEMEA and Latin America, as well as initiatives and incremental merchandising activity. Pet Care volume was down mid-single digits mainly due to the impacts of the supply constraints resulting from a restructuring of the supply chain following the voluntary pet food recalls, partially offset by the impact of the Natura acquisition in June 2010. Excluding the Natura acquisition, Pet Care volume decreased double digits. Net earnings decreased 27% to $182 million mainly due to lower net sales and a reduced operating margin driven by incremental costs and reduced scale leverage related to the pet food recall and supply chain restructuring efforts.

In April 2011, we announced plans to divest the Company’s Snacks business through a merger with Diamond Foods, Inc in an all-stock reverse Morris Trust transaction. The Snacks business had net sales of approximately $1.4 billion and operating income of about $170 million in fiscal 2010. The Company expects the transaction to close by the end of the 2011 calendar year, pending necessary regulatory approvals.

Fabric Care and Home Care

Net sales increased 5% to $6.1 billion for the quarter on a 6% increase in unit volume. Organic sales, which excludes the impact of the Ambi Pur acquisition and foreign exchange, increased 3% on 5% organic volume growth. Mix negatively impacted net sales by 2% primarily due to disproportionate growth of low and mid-tier product lines, which have lower than segment average selling prices. Favorable foreign exchange increased net sales by 1%. Volume increased high single digits in developing regions and mid-single digits in developed regions. Fabric Care volume was up mid-single digits due to the strength of prior period initiative launches such as liquitabs in Western Europe and laundry additives, as well as market growth in developing regions. Global market share of the fabric care category increased about half a point. Home Care volume increased double digits driven by initiatives, geographic expansion of dish and air care product lines, and the Ambi Pur acquisition.

Excluding the Ambi Pur acquisition, Home Care volume increased high single digits. Global market share of the home care category was up nearly a point. Batteries volume was consistent with the prior year period as initiatives and distribution expansion in the current year period were offset by a spike in shipments in the base period following consumer value corrections in North America. Net earnings were in line with the prior year period at $754 million as sales growth was offset by operating margin contraction. Operating margin declined behind reduced gross margin, partially offset by reduced SG&A as a percentage of sales. Gross margin was down due to higher commodity costs, partially offset by manufacturing cost savings. SG&A as a percentage of net sales was down due to a reduction in marketing spending, partially offset by increased overhead spending.

Net sales increased 2% to $18.7 billion fiscal year to date. Organic sales were up 3%. Volume grew 7%, while organic volume, which excludes the impact of the Ambi Pur acquisition, increased 6%. Lower pricing, mainly in developed regions, reduced net sales by 1%. Mix negatively impacted net sales growth by 2% mainly due to disproportionate growth of low and mid-tier product lines and powdered laundry detergents, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales growth by 2%. Volume in developing regions was up double digits, while volume in developed regions grew mid-single digits. Fabric Care volume increased mid-single digits mainly due to growth in developing regions behind initiative activity, increased distribution and market growth. Global market share of the fabric care category increased about half a point. Home Care volume increased double digits due, in part, to the Ambi Pur acquisition. Organic volume in Home Care was also up double digits driven mainly by initiative activity, including the prior-period launches of Gain hand dishwashing liquid and Febreze Set & Refresh in North America, and geographic expansion of dish and air care product lines. Global market share of the home care category was up over 1 point. Batteries volume grew mid-single digits primarily due to price reductions executed through pack count increases in North America, which were implemented in January 2010, initiative activity in Western Europe and market growth and distribution expansion in Asia. Global market share of the batteries category increased about 1 point. Net earnings decreased 10% to $2.4 billion as net sales growth was more than offset by operating margin contraction. Operating margin declined primarily due to lower gross margin, mainly due to higher commodity costs and unfavorable product mix behind disproportionate growth of developing regions and low and mid-tier value products. SG&A as a percentage of net sales increased marginally behind higher marketing spending.

Baby Care and Family Care

Net sales increased 5% to $4.0 billion for the quarter on 7% volume growth. Organic sales were up 5%. Price increases primarily in developing regions improved net sales by 1%. Mix reduced net sales by 2% driven by disproportionate growth of mid-tier and value product lines, larger package sizes and developing regions, all of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 1%. Volume in developing regions was up double digits and volume in developed regions increased low single digits. Volume in Baby Care grew high single digits due to initiative activity, distribution expansion and market growth in Europe and developing regions; partially offset by the impact of the North American launch of Pampers Dry Max in the base period. Global market share of the baby care category increased nearly 1 point. Volume in Family Care was up mid-single digits behind the continued impact of prior-period initiative launches across Charmin and Bounty, and growth of Charmin Basic in North America. Net earnings declined 5% to $528 million as sales growth was more than offset by a lower operating margin. Operating margin decreased mainly due to a lower gross margin driven by higher commodity costs and unfavorable product mix due to disproportionate growth of mid-tier product lines, larger package sizes and developing regions.

Net sales increased 3% to $11.5 billion fiscal year to date on 9% volume growth. Organic sales were up 5%. Price reductions executed in prior periods lowered net sales by 1%. Mix reduced net sales by 3% driven mainly by disproportionate growth of mid-tier product lines, larger package sizes and developing regions, all of which have lower than segment average selling prices. Unfavorable foreign exchange negatively impacted net sales growth by 2%. Volume grew double digits in developing regions and mid-single digits in developed regions. Volume in Baby Care was up high single digits primarily due to growth in developing regions behind initiative activity, market size growth and distribution expansion. Global market share of the baby care category increased over 1 point. Volume in Family Care increased high single digits driven by the continued impact of initiative launches from prior periods, growth of Charmin Basic in North America and lower price gaps versus competition in Latin America. U.S. all outlet share of the family care category increased over half a point. Net earnings decreased 11% to $1.5 billion as sales growth was more than offset by a lower operating margin. Operating margin declined mainly due to a lower gross margin. Gross margin decreased as higher commodity costs and unfavorable product mix, behind disproportionate growth of mid-tier product lines, larger package sizes and developing regions, were only partially offset by the favorable impact of volume scale leverage and manufacturing cost savings. SG&A as a percentage of net sales was in line with the prior year period as increased marketing spending was largely offset by lower foreign currency exchange costs.

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

Net sales in the Corporate segment primarily reflect the adjustment to eliminate the sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales were up $28 million in the third fiscal quarter and down $88 million fiscal year to date primarily due to adjustments required to eliminate the sales of unconsolidated entities. Corporate had net earnings of $177 million in the quarter versus net expenses of $176 million in the prior year period. This $353 million change was due to a base period charge of $152 million for legislation, which changed the taxation of certain future retiree prescription drug subsidy payments, as well as a more favorable current year effective tax rate due to a favorable mix of earnings. Net earnings fiscal year to date increased $975 million due to the net impact of discrete adjustments to reserves for uncertain income tax positions, favorable settlement of a value added tax audit, lower current period restructuring-type spending and a more favorable current year effective tax rate due to a more favorable mix of earnings. Net discrete adjustments to reserves for uncertain tax positions benefited current year by $424 million, while prior year adjustments reduced earnings by $86 million, including the aforementioned base period charge of $152 million.

FINANCIAL CONDITION

Operating Activities

We generated $9.4 billion from operating activities during the fiscal year to date period. This represents a 26% decline versus the prior year period primarily due to higher levels of cash invested in working capital. On a year-to-date basis, working capital consumed $1.5 billion primarily behind higher accounts receivable and inventory balances. Accounts receivable used $495 million to support business growth and as a result of disproportionately higher sales in the last month of the quarter. Inventory consumed $817 million driven by higher commodity costs, initiative activity, business growth, and increased safety stock levels behind customer service improvement efforts. Accounts payable, accrued and other liabilities used $223 million primarily to satisfy marketing and capital commitments accrued for at the end of the 2010 fiscal year. Other operating assets and liabilities resulted in a reconciling use of $797 million mainly due to favorable adjustments of net liabilities for unrecognized tax positions, which did not provide cash.

Investing Activities

We invested $2.4 billion to support capital expenditures and our net acquisition and divestiture activities in the current period. Capital expenditures were $2.1 billion or 3.3% of net sales. We expect capital expenditures of approximately 4% of net sales for the fiscal year. Acquisitions consumed $489 million mainly due to the purchase of Ambi Pur, while proceeds from asset sales were primarily driven by the Zest divestiture in North America. Prior-year cash generated from investing activities was $1.0 billion, as normal ongoing capital investments was more than offset by proceeds from divestitures driven by the sale of the global pharmaceuticals business in October 2009.

Financing Activities

We utilized $7.1 billion for financing activities. We continued to return cash to shareholders by purchasing $4.5 billion of treasury stock and paying $4.2 billion in dividends. We received $928 million primarily behind the proceeds from additional debt issuances. We expect to repurchase a total of $6 - $8 billion of treasury stock during fiscal 2011. In the prior year period, we consumed $13.5 billion to fund financing activities, primarily due to debt repayments, dividends and share repurchases.

As of March 31, 2011, our current liabilities exceeded current assets by $4.4 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

Organic Sales Growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Organic sales is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

The reconciliation of reported sales growth to organic sales for the January - March quarter:

Jan - Mar 2011	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	5%	(2)%	1%	4%
Grooming	8%	(1)%	—%	7%
Health Care	6%	(1)%	—%	5%
Snacks and Pet Care	7%	(2)%	(5)%	—%
Fabric Care and Home Care	5%	(1)%	(1)%	3%
Baby Care and Family Care	5%	1%	(1)%	5%

Total P&G	5%	(1)%	—%	4%

*	Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul - Mar 2011	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	2%	1%	—%	3%
Grooming	4%	2%	—%	6%
Health Care	3%	1%	—%	4%
Snacks and Pet Care	(1)%	—%	(5)%	(6)%
Fabric Care and Home Care	2%	2%	(1)%	3%
Baby Care and Family Care	3%	2%	—%	5%

Total P&G	3%	1%	—%	4%

*	Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company’s diluted net earnings per share from continuing operations excluding a charge related to a tax provision for retiree healthcare subsidy payments in the U.S. healthcare reform legislation in the prior year period, charges related to pending European legal matters for current and prior years, and a significant adjustment to an income tax reserve related to the deductibility of technology donations in prior years. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

	JFM 11	JFM 10
Diluted Net Earnings Per Share - Continuing Operations	$0.96	$0.83
Charge for Taxation of Retiree Healthcare Subsidy	—	$0.05
Rounding Impacts	—	$0.01

Core EPS	$0.96	$0.89
Core EPS Growth	8%

	FYTD 2011	FYTD 2010
Diluted Net Earnings Per Share - Continuing Operations	$3.09	$2.82
Significant Adjustment to Income Tax Reserve	($0.08)	—
Charges for Pending European Legal Matters	$0.10	$0.09
Charge for Taxation of Retiree Healthcare Subsidy	—	$0.05
Rounding Impacts	($0.01)	$—

Core EPS	$3.10	$2.96
Core EPS Growth	5%

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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90 percent of net earnings. Free cash flow is also one of the measures used to evaluate senior management. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Mar 2011	$9,385	$(2,066)	$7,319	$9,287	79%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and taxes.

As previously reported, the Company has been subject to a number of investigations into potential competition law violations in Europe. Those that are pending include investigations by national authorities in Belgium, France, Germany, Greece, and Romania. We believe that all of these matters involve a number of other consumer products companies and/or retail customers. Although non-monetary sanctions are not being sought in any of these matters, competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines. In cases in other industries, fines have amounted to hundreds of millions of dollars.

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

As a result of certain investigations that were previously disclosed, several authorities issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws in the past. During the most recent quarter, authorities in Spain and the Czech Republic issued final decisions, and in April 2011, the European Commission also issued a final decision. All of these decisions resulted in monetary penalties, for which the Company had previously accrued sufficient financial reserves. The ultimate resolution of the remaining matters listed above may result in fines or costs in excess of the amounts reserved that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. Please refer to the Company’s Risk Factors in Item 1A of this Form 10-Q for additional information.

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

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Form 10-Q for the quarter ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
1/1/11 - 1/31/11	52,135	$66.25	—	4.5
2/1/11 - 2/28/11	1,907,559	$63.94	1,895,596	4.4
3/1/11 - 3/31/11	14,116,425	$62.25	14,116,310	3.5

(1)	The total number of shares purchased was 16,076,119 for the quarter. This includes 64,213 shares acquired by the Company under various compensation and benefit plans. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with a cashless exercise.
(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)	On August 3, 2010, the Company announced a share repurchase plan to acquire $6 to $8 billion of Company common stock during the fiscal year ending June 30, 2011 in open market and/or private transactions. This repurchase plan was authorized pursuant to a resolution issued by the Company’s Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to the announcement of the plan but are considered purchases against the plan.
(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 6.	Exhibits

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 18, 2010).

10-1	The Procter & Gamble 2009 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009) and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgian Version), The Gillette Company 2004 Long-Term Incentive Plan, and The Gillette Company 1971 Stock Option Plan.*

10-2	The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009) and related correspondence. *

10-3	The Procter & Gamble Performance Stock Program Summary and related terms and conditions*

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges.

31-1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31-2	Rule 13a-14(a)/15d-15(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

April 29, 2011	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President and Comptroller

EXHIBIT INDEX

Item 6. Exhibits

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company’s Form 10-Q for the quarter ended December 31, 2008).

3-2	Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 18, 2010).

10-1	The Procter & Gamble 2009 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009) and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgian Version), The Gillette Company 2004 Long-Term Incentive Plan, and The Gillette Company 1971 Stock Option Plan.

10-2	The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended December 31, 2009) and related correspondence.

10-3	The Procter & Gamble Performance Stock Program Summary and related terms and conditions

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges.

31-1	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

31-2	Rule 13a-14(a)/15d-15(a) Certification - Chief Financial Officer

32.1	Section 1350 Certifications - Chief Executive Officer

32.2	Section 1350 Certifications - Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.