Form 10-K
period 2011-06-30
PROCTER & GAMBLE CO
filed 2011-08-10
CIK 80424

THE PROCTER & GAMBLE COMPANY
AND SUBSIDIARIES

_________________________________________________

ANNUAL REPORT ON FORM 10-K
TO THE
SECURITIES AND EXCHANGE COMMISSION
FOR THE
YEAR ENDED JUNE 30, 2011

******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.            Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $181 billion on December 31, 2010.

There were 2,747,768,202 shares of Common Stock outstanding as of July 31, 2011.

Documents Incorporated by Reference
Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2011, (2011 Annual Report) are incorporated by reference into Part I, Part II and Part IV of this report to the extent described herein.

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2011, (2011 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

PART I
Item 1. Business.
Additional information required by this item is incorporated herein by reference to Management's Discussion and Analysis (MD&A), which appears on pages 33-51; Note 1, Summary of Significant Accounting Policies, which appears on pages 56-58; and Note 11, Segment Information, which appears on pages 71-72 of the 2011 Annual Report. Unless the context indicates otherwise, the terms the "Company," "P&G," "we," "our" or "us" as used herein refers to The Procter & Gamble Company (the registrant) and its subsidiaries.
The Procter & Gamble Company is focused on providing branded consumer packaged goods of superior quality and value to improve the lives of the world's consumers. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, we market our products in more than 180 countries.
Throughout this Form 10-K, we incorporate by reference information from other documents filed with the Securities and Exchange Commission (SEC).
The Company's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: http://www.sec.gov. You can also access these reports through links from our website at: www.pg.com/investors/sectionmain.shtml.
Copies of these reports are also available, without charge, by contacting The Procter & Gamble Company, Shareholder Services Department, P.O. Box 5572, Cincinnati, Ohio 45201-5572.
Financial Information about Segments
As of June 30, 2011, the Company was organized into two Global Business Units (GBU's): Beauty and Grooming and Household Care. We had six reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Snacks and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care. Many of the factors necessary for an understanding of these businesses are similar. Operating margins of the individual businesses vary due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets of each business and products. While none of our reportable segments are highly seasonal, components within certain of our reportable segments, such as Batteries (Fabric Care and Home Care), Appliances (Grooming) and Prestige Fragrances (Beauty) are seasonal. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.
Additional information about our businesses can be found in MD&A and Note 11, Segment Information, which appear on pages 33-51 and 71-72, respectively, of the 2011 Annual Report.
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Many of the product segments in which we compete are differentiated by price (referred to as super-premium, premium, mid-tier value and low-tier economy products). Generally speaking, we compete with super-premium, premium and mid-tier value products. Our products are sold in more than 180 countries around the world primarily through mass merchandisers, grocery stores, membership club stores, drug stores and in "high-frequency stores," the neighborhood stores which serve many consumers in developing markets. We work collaboratively with our customers to improve the in-store presence of our products and win the "first moment of truth"-when a consumer is shopping in the store. We must also win the "second moment of truth"-when a consumer uses the product, evaluates how well it met his or her expectations and whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
Key Product Categories. In 2011, two product categories accounted for 10% or more of consolidated net sales. The laundry category constituted approximately 16% of net sales for fiscal year 2011 and 17% in 2010 and 2009. The diaper category constituted approximately 11% of net sales for fiscal years 2011, 2010 and 2009.

Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 15% of our total revenue in 2011 and 16% of total revenue in 2010 and 2009. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 32% of our total unit volume in 2011 and 2010, compared to 30% of total unit volume in in 2009. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
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
Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. We are well positioned in the industry segments and markets in which we operate-often holding a leadership or significant market share position. We market our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors.
Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $2,001 million in 2011, $1,950 million in 2010 and $1,864 million in 2009.

Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2012.
Employees. Total number of employees is an estimate of total company employees excluding interns, co-ops and employees of joint ventures. Historical numbers include employees of discontinued operations.

	2011	2010	2009	2008	2007	2006
Total Number of employees	129,000	127,000	132,000	135,000	135,000	136,000
Financial Information about Foreign and Domestic Operations
Net sales in the United States account for approximately 37% of total net sales. No other individual country had net sales exceeding 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may also be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2011	2010	2009
North America	41%	42%	42%
Western Europe	20%	21%	21%
Asia	16%	15%	14%
Latin America	9%	9%	9%
CEEMEA (1)	14%	13%	14%

(1)	CEEMEA includes Central and Eastern Europe, Middle East and Africa

Net sales and assets in the United States and internationally were as follows (in billions):

	Net Sales (for the year ended June 30)			Assets (as of June 30)
	2011	2010	2009	2011	2010	2009
United States	$30.5	$30.0	$29.6	$70.3	$70.1	$71.9
International	$52.1	$48.9	$47.1	$68.1	$58.1	$62.9

Development of the Business
The discussion below provides insight to the general development of our business since the beginning of fiscal year 2011. During fiscal year 2011, we did not have a material acquisition or disposition of assets.
Global Business Units. Effective February 2011, P&G’s business is organized into two product-based segments called Global Business Units (“GBUs”): Beauty and Grooming and Household Care. These GBUs contain a total of six reportable segments: Beauty; Grooming; Health Care; Snacks and Pet Care; Fabric Care and Home Care; and Baby Care and Family Care.
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
We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers. This is dependent on a number of factors including our ability to develop effective sales, advertising and marketing programs. We expect to achieve our financial targets, in part, by shifting our portfolio towards faster growing, higher margin businesses. If demand and growth rates fall substantially below expected levels or our market share declines significantly in these businesses, our results could be negatively impacted. This could occur due to unforeseen negative economic or political events or to changes in consumer trends and habits. In addition, our continued success is dependent on leading-edge innovation, with respect to both products and operations. This means we must be able to obtain patents that lead to the development of products that appeal to our consumers across the world.
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
Our businesses face cost pressures and risks inherent in global manufacturing which could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects (including outsourcing projects), sourcing decisions and certain hedging transactions. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements. In addition, we are subject to risks inherent in global manufacturing, such as environmental events, labor disputes, disruption in logistics, loss or impairment of key manufacturing sites, natural disasters, acts of war or terrorism and other external factors over which we have no control. While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, significant disruption of manufacturing could interrupt product supply and, if not remedied, have an adverse impact on our business.
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
The Company's reputation is the foundation of our relationships with key stakeholders and other constituencies. If we are unable to effectively manage real or perceived issues, which could negatively impact sentiments toward the Company, our ability to operate freely could be impaired and our financial results could suffer. Our financial success is directly dependent on the success of our brands, particularly our billion-dollar brands. The success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers, or we are unable to maintain trademark protection. Further, our results could be negatively impacted if one of our leading brands suffers a substantial impediment to its reputation due to real or perceived quality issues or the distribution and sale of counterfeit products.
Our ability to successfully adapt to ongoing organizational change could impact our business results.
We have executed a number of significant business and organizational changes including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, we are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase reputational, operational and compliance risks, including the risk of corruption. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.
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
Changes in laws, regulations and the related interpretations and increased enforcement actions may alter the environment in which we do business. This includes changes in competition, product-related, privacy and environmental laws, including actions in response to global climate change concerns, increased enforcement as well as changes in accounting standards, taxation requirements and enforcement penalties. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position. Furthermore, the competition law and antitrust investigations described in Part I, Item 3 of this Form 10-K, may result in fines or costs in excess of the amounts accrued to date that could materially impact our results of operations and financial position. In addition, as a U.S. based multinational company we are also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.
A material change in customer relationships or in customer demand for our products could have a significant impact on our business.
Our success is dependent on our ability to successfully manage relationships with our retail trade customers. This includes our ability to offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Further, retail trade consolidation could create significant cost and margin pressure and lead to more complex work across broader geographic boundaries for both us and key retailers. This can be particularly difficult when major customers are addressing local trade pressures or local law and regulation changes. In addition, our business would be negatively impacted if a key customer were to significantly reduce the range or inventory level of our products.
We face risks related to changes in the global economic environment.
Our business is impacted by global economic conditions, which are increasingly volatile. If the global economy experiences significant disruptions, our business could be negatively impacted by reduced demand for our products related to a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets, temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers and/or liquidity issues resulting from an inability to access credit markets to obtain cash to support operations. We could also be negatively impacted by an economic crisis in individual countries or regions, including sovereign risk related to a deterioration in the credit worthiness of or a default by local governments. Such events could negatively impact our overall liquidity, as well as our ability to collect receipts due from governments, including refunds of value added taxes, and/or create significant credit risks relative to our local customers and depository institutions.
A failure of a key information technology system, process or site could have a material adverse impact on our business.
We rely extensively on information technology systems, some of which are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, providing data security, and other processes necessary to manage the business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations which may adversely impact our results of operations and/or financial condition.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 36 manufacturing facilities located in 22 different states or territories. In addition, we own and operate 102 manufacturing facilities in 41 other countries. Many of the domestic and international facilities produce products for multiple businesses. Beauty products are manufactured at 39 of these locations; Grooming products at 17; Fabric Care and Home Care products at 52; Baby Care and Family Care products at 31; Snacks and Pet Care products at 11; and Health Care products at 35. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.
Item 3. Legal Proceedings.

The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.
As previously reported, the Company has been subject to a number of investigations into potential competition law violations in Europe. Those that remain include investigations by national authorities in Belgium, France, Germany, Greece, and Romania. We believe that all of these matters involve a number of other consumer products companies and/or retail customers. Although non-monetary sanctions are not being sought in any of these matters, competition and antitrust law investigations often continue for several years and, if violations are found, can result in substantial fines.
The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. In response to the actions of the European Commission and national authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company identified violations in certain European countries and appropriate actions were taken.
As a result of certain investigations that were previously disclosed, several authorities issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws in the past. During this fiscal year, the Company received final decisions from the Czech Republic, the European Commission, Italy, Spain and Switzerland, and the United Kingdom decided not to pursue a case against the Company. The ultimate resolution of the remaining matters listed above may result in fines or costs in excess of the amounts reserved that could materially impact our income statement and cash flows in the period in which they are accrued and paid, respectively. Please refer to the Company's Risk Factors in Item 1A of this Form 10-K for additional information.
In December 2008, the Company became aware of an investigation by Italian authorities into an environmental accident at the site of a contractor which provides services to one or more of the Company's European affiliates. The accident involved the explosion of certain pressurized cans and resulted in the death of one worker and serious injuries to another. Italian authorities have commenced a formal criminal proceeding regarding whether the Company's local affiliate and certain of its employees complied with Italian laws related to the proper classification and disposal of their products. Should they find that these entities violated the law, the Italian authorities could levy fines in excess of $100 thousand against the Company's European affiliate(s).

Executive Officers of the Registrant
The names, ages and positions held by the executive officers of the Company on August 10, 2011, are:

Name	Position	Age	First Elected to Officer Position
Robert A. McDonald	Chairman of the Board, President and Chief Executive Officer	58	1999
	Director since July 1, 2009

Jon R. Moeller	Chief Financial Officer	47	2009

Werner Geissler	Vice Chairman-Global Operations	58	2007

E. Dimitri Panayotopoulos	Vice Chairman-Global Business Units	59	2007

Bruce Brown	Chief Technology Officer	53	2008

Robert L. Fregolle, Jr.	Global Customer Business Development Officer	54	2009

Christopher D. Hassall	Global External Relations Officer	57	2009

Deborah P. Majoras	Chief Legal Officer and Secretary	48	2010

Moheet Nagrath	Global Human Resources Officer	52	2008

Filippo Passerini	Group President-Global Business Services and Chief Information Officer	54	2003

Marc S. Pritchard	Global Brand Building Officer	51	2008

Valarie L. Sheppard	Senior Vice President & Comptroller	47	2005

Ioannis Skoufalos	Global Product Supply Officer	54	2011
All of the Executive Officers named above, excluding Ms. Majoras, have been employed by the Company for more than five years. Ms. Majoras held the following positions within the Company during the past five years: Chief Legal Officer and Secretary (February 1, 2010 - present), Vice President and General Counsel (June 24, 2008 - January 31, 2010). Ms. Majoras was Chairman of the Federal Trade Commission from 2004 until joining the Company in 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
4/1/11 - 4/30/11	6,715,172	$62.08	6,711,813	3.1
5/1/11 - 5/31/11	11,612,860	$66.10	11,612,585	2.3
6/1/11 - 6/30/11	19,911,283	$66.10	19,907,051	0

(1)
The total number of shares purchased was 38,239,315 for the quarter. This includes 7,866 shares acquired by the Company under various compensation and benefit plans. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with a cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)
On August 3, 2010, the Company announced a share repurchase plan to acquire $6 to $8 billion of Company common stock during the fiscal year ending June 30, 2011 in open market and/or private transactions. This repurchase plan was authorized pursuant to a resolution issued by the Company's Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt. Certain purchases were made prior to the announcement of the plan but are considered purchases against the plan. The total dollar value of shares purchased under the share repurchase plan was $7 billion. The share repurchase plan expired on June 30, 2011.

(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.
Additional information required by this item is incorporated by reference to Shareholder Return Performance Graphs, which appears on pages 76-77; Company and Shareholder Information, which appears on page 78 of the 2011 Annual Report; and can be found in Part III, Item 12 of this Form 10-K.
Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1, Summary of Significant Accounting Policies, which appears on pages 56-58; Note 11, Segment Information, which appears on pages 71-72; and Financial Summary, which appears on page 76 of the 2011 Annual Report.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information required by this item is incorporated by reference to Management's Discussion and Analysis, which appears on pages 33-51; Note 1, Summary of Significant Accounting Policies, which appears on pages 56--58; Note 10, Commitments and Contingencies, which appears on pages 70-71; and Note 11, Segment Information, which appears on pages 71-72 of the 2011 Annual Report.

The Company has made certain forward-looking statements in the 2011 Annual Report and in other contexts relating to volume and net sales growth, increases in market shares, financial goals and cost reduction, among others.
These forward-looking statements are based on assumptions and estimates regarding competitive activity, pricing, product introductions, economic conditions, customer and consumer trends, technological innovation, currency movements, governmental action and the development of certain markets available at the time the statements are made. There are a number of key factors that could cause our actual results to materially differ from the forward-looking statements made herein and in other contexts. Please see Item 1A "Risk Factors" of this Form 10-K for a discussion of these important factors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information, which appears on page 50, and Note 5, Risk Management Activities and Fair Value Measurements, which appears on pages 60-62 of the 2011 Annual Report.
Item 8. Financial Statements and Supplementary Data.
Additional information required by this item is incorporated by reference to pages 52-74 and 76 of the 2011 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company's President and Chief Executive Officer, Robert A. McDonald, and the Company's Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.
Messrs. McDonald and Moeller have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. McDonald and Moeller, to allow their timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting.
Management's annual report on internal control over financial reporting and the report of the independent registered public accounting firm are incorporated by reference to pages 30-31 of the 2011 Annual Report.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following members of the Audit Committee are independent and are Audit Committee financial experts as defined by SEC rules: Ms. Patricia A. Woertz (Chair) and Mr. Kenneth I. Chenault.
The information required by this item is incorporated by reference to the following sections of the 2011 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Election of Directors, Nominees for Election of Directors with Terms Expiring in 2012, The Board of Directors and Committees of the Board, up to but not including the section entitled Board and Committee Meeting Attendance; the section entitled Code of Ethics; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2011 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Committees of the Board and Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2011. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors' Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Gillette Company 1971 Stock Option Plan; The Gillette Company 2004 Long-Term Incentive Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	329,117,423	$52.0650		(2)
Restricted Stock Units (RSUs) / Performance Stock Units (PSUs)	6,767,440	N/A		(2)
Equity compensation plans not approved by security holders (3)
Options	34,056,987	$48.6814		(4)
Restricted Stock Units (RSUs)	95,339	N/A		(4)

GRAND TOTAL	370,037,189	$51.7477	(5)	121,790,362

(1)
Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors Stock Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

(2)
Of the plans listed in (1), only The Procter & Gamble 2009 Stock and Incentive Compensation Plan and The 2003 Non- Employee Directors Stock Plan allow for future grants of securities. The maximum number of shares that may be granted under these plans is 180 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 2.88 shares for each share awarded. Total shares available for future issuance under these plans is 122 million.

(3)
Includes The Procter & Gamble 1992 Stock Plan (Belgian version); The Procter & Gamble Future Shares Plan; The Gillette Company 1971 Stock Option Plan; and The Gillette Company 2004 Long-Term Incentive Plan.

(4)	None of the plans listed in (3) allow for future grants of securities.
(5)	Weighted average exercise price of outstanding options only.

The Procter & Gamble 1992 Stock Plan (Belgian Version)
No further grants can be made under the plan, although unexercised stock options previously granted under this plan remain outstanding. This plan was approved by the Company's Board of Directors on February 14, 1997. Although the plan has not been submitted to shareholders for approval, it is nearly identical to The Procter & Gamble 1992 Stock Plan, approved by the Company's shareholders on October 13, 1992, except for a few minor changes designed to comply with the Belgian tax laws.
The plan was designed to attract, retain and motivate key Belgian employees. Under the plan, eligible participants were: (i) granted or offered the right to purchase stock options, (ii) granted stock appreciation rights and/or (iii) granted shares of the Company's common stock. Except in the case of death of the recipient, all stock options and stock appreciation rights must vest in no less than one year from the date of grant and must expire no later than fifteen years from the date of grant. The exercise price for all stock options granted under the plan is the average price of the Company's stock on the date of grant. If a recipient of a grant leaves the Company while holding an unexercised option or right, any unexercisable portions immediately become void, except in the case of death, and any exercisable portions become void within one month of departure, except in the case of death or retirement. Any common stock awarded under the plan may be subject to restrictions on sale or transfer while the recipient is employed, as the committee administering the plan may determine.
The Procter & Gamble Future Shares Plan
On October 14, 1997, the Company's Board of Directors approved The Procter & Gamble Future Shares Plan pursuant to which options to purchase shares of the Company's common stock may be granted to employees worldwide. The purpose of this plan is to advance the interests of the Company by giving substantially all employees a stake in the Company's future growth and success and to strengthen the alignment of interests between employees and the Company's shareholders through increased ownership of shares of the Company's stock. The plan has not been submitted to shareholders for approval.
Subject to adjustment for changes in the Company's capitalization, the number of shares to be granted under the plan is not to exceed 17 million shares. Under the plan's regulations, recipients are granted options to acquire 100 shares of the Company's common stock at an exercise price equal to the average price of the Company's common stock on the date of the grant. These options vest five years after the date of grant and expire ten years following the date of grant. If a recipient leaves the employ of the Company prior to the vesting date for a reason other than disability, retirement or special separation (as defined in the plan), then the award is forfeited.
At the time of the first grant following Board approval of the plan, each employee of the Company not eligible for an award under the 1992 Stock Plan was granted options for 100 shares. From the date of this first grant through June 30, 2003, each new employee of the Company has also received options for 100 shares. Following the grant of options on June 30, 2003, the Company suspended this part of the plan. The plan terminated on October 13, 2007.
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
The plan was designed to attract, retain and motivate key salaried employees of The Gillette Company and non-employee members of its Board of Directors. Under the plan, eligible participants receive the option to purchase Company stock at a pre-determined price which cannot be less than 100% of the fair market value per share at the time that the option is granted. The period of any option may not exceed ten years from the date of grant. Subject to adjustment for changes in the Company's capitalization, the number of shares granted under the plan was not to exceed 198,000,000 shares.
If a recipient leaves the employ of the Company for any reason other than death or discharge for cause, the recipient is permitted to exercise any vested options granted under the plan for a period between thirty days and five years after termination, depending on the circumstances of his/her departure. If a participant is discharged for cause, all options are immediately cancelled. If a participant dies while holding options, the options are exercisable for a period of one to three years depending on the date of grant. In addition, the plan allows Gillette employees whose employment is terminated for "Good Reason" within two years after the effective date of the merger the ability to exercise remaining options for the shorter of five years following their termination date or the original life of the grant. Employees terminated for "Good Reason" who are also eligible to retire under a Company plan are allowed to exercise their options subject to the original terms of the grant.

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
The plan was designed to attract, retain and motivate employees of The Gillette Company, and until the effective date of the merger between The Gillette Company and The Procter & Gamble Company, non-employee members of the Gillette Board of Directors. Under the plan, eligible participants are: (i) granted or offered the right to purchase stock options, (ii) granted stock appreciation rights and/or (iii) granted shares of the Company's common stock or restricted stock units (and dividend equivalents). Subject to adjustment for changes in the Company's capitalization and the addition of any shares authorized but not issued or redeemed under The Gillette Company 1971 Stock Option Plan, the number of shares to be granted under the plan is not to exceed 19,000,000 shares.
Except in the case of death of the recipient, all stock options and stock appreciation rights must expire no later than ten years from the date of grant. The exercise price for all stock options granted under the plan must be equal to or greater than the fair market value of the Company's stock on the date of grant. Any common stock awarded under the plan may be subject to restrictions on sale or transfer while the recipient is employed, as the committee administering the plan may determine.

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
Additional information required by this item is incorporated by reference to the 2011Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2011 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Director Independence and Review and Approval of Transactions with Related Persons.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the 2011 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:

The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for years ended June 30, 2011, 2010 and 2009
•Consolidated Balance Sheets - as of June 30, 2011 and 2010
•Consolidated Statements of Shareholders' Equity - for years ended June 30, 2011, 2010 and 2009
•Consolidated Statements of Cash Flows - for years ended June 30, 2011, 2010 and 2009
•Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.
Exhibits:

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended December 31, 2008).

(3-2) -
Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3.ii) of the Company's Form 8-K filed on April 18, 2010).

Exhibit (4) -	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2008).*

(10-2) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2006).*

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-6) -
The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).*

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2007).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2008).*

(10-10) -
Summary of the Company's Short Term Achievement Reward Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-10) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).*

(10-11) -	Company's Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2007).*

(10-12) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2008).*

(10-13) -	The Gillette Company 1971 Stock Option Plan.*

(10-14) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2007).*

(10-15) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company's 10-Q for the quarter ended September 30, 2006).*

(10-16) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2006).*

(10-17) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company's Form 10-Q for the quarter ended September 30, 2006).*

(10-18) -	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company's Form 10-Q for the quarter ended September 30, 2006).*

(10-19) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2006).*

(10-20) -	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company's Form 8-K filed on December 15, 2006).*

(10-21) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. (Incorporated by reference to Exhibit (10-29) of the Company's Annual Report on Form 10-K for the year ended June 30, 2007).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2009), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2011).*

(10-23) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2009) and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended March 31, 2011).*

(10-24) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2011) and related terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2011).*

Exhibit (11) -	Computation of earnings per share.

Exhibit (12) -	Computation of ratio of earnings to fixed charges.

Exhibit (13) -	Annual Report to Shareholders (pages 1-79).

Exhibit (21) -	Subsidiaries of the registrant.

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) -	Section 1350 Certifications.

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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
(Robert A. McDonald) Chairman of the Board, President and Chief Executive Officer August 10, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. MCDONALD (Robert A. McDonald)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 10, 2011

/S/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 10, 2011

/S/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President & Comptroller (Principal Accounting Officer)	August 10, 2011

/S/ ANGELA F. BRALY (Angela F. Braly)	Director	August 10, 2011

/S/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 10, 2011

/S/ SCOTT D. COOK (Scott D. Cook)	Director	August 10, 2011

/S/ SUSAN DESMOND-HELLMANN (Susan Desmond-Hellmann)	Director	August 10, 2011

/S/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 10, 2011

/S/ JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 10, 2011

/S/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 10, 2011

/S/ MARY AGNES WILDEROTTER (Mary Agnes Wilderotter)	Director	August 10, 2011

Signature	Title	Date

/S/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 10, 2011

/S/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 10, 2011

EXHIBIT INDEX

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended December 31, 2008).

(3-2) -
Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3.ii) of the Company's Form 8-K filed on April 18, 2010).

Exhibit (4) -	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2008), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2008).

(10-2) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001) which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2006).

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002) which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).

(10-6) -
The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001) which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004) which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2007).

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2008).

(10-10) -
Summary of the Company's Short Term Achievement Reward Program and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-10) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).

(10-11) -	Company's Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2007).

(10-12) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2008).

(10-13) -	The Gillette Company 1971 Stock Option Plan.

(10-14) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2007).

(10-15) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-4) of the Company's 10-Q for the quarter ended September 30, 2006).

(10-16) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2006).

(10-17) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-6) of the Company's Form 10-Q for the quarter ended September 30, 2006).

(10-18) -	The Gillette Company Estate Preservation Plan (Incorporated by reference to Exhibit (10-7) of the Company's Form 10-Q for the quarter ended September 30, 2006).

(10-19) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2006).

(10-20) -	Senior Executive Recoupment Policy (Incorporated by referenced to Exhibit 99 of the Company's Form 8-K filed on December 15, 2006).

(10-21) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. (Incorporated by reference to Exhibit (10-29) of the Company's Annual Report on Form 10-K for the year ended June 30, 2007).

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2009), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2011).

(10-23) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2009) and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended March 31, 2011).

(10-24) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2011) and related terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2011).

Exhibit (11) -	Computation of earnings per share.

Exhibit (12) -	Computation of ratio of earnings to fixed charges.

Exhibit (13) -	Annual Report to Shareholders (pages 1-79).

Exhibit (21) -	Subsidiaries of the registrant.

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) -	Section 1350 Certifications.

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.