Form 10-Q
period 2011-09-30
PROCTER & GAMBLE Co
filed 2011-10-27
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

There were 2,751,320,136 shares of Common Stock outstanding as of September 30, 2011.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.
The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, “we” or “our”) for the three months ended September 30, 2011 and 2010, the Consolidated Balance Sheets as of September 30, 2011 and June 30, 2011, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2011	2010
Net Sales	$21,917	$20,122
Cost of products sold	11,061	9,689
Selling, general and administrative expense	6,522	5,932
Operating Income	4,334	4,501
Interest expense	207	208
Other non-operating income/(expense), net	(32)	(11)
Earnings Before Income Taxes	4,095	4,282
Income taxes	1,071	1,201
Net Earnings	$3,024	$3,081

Per Common Share
Basic net earnings	$1.08	$1.07
Diluted net earnings	1.03	1.02
Dividends	$0.5250	$0.4818
Diluted Weighted Average Common Shares Outstanding	2,945.8	3,025.6
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2011	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$3,582	$2,768
Accounts receivable			6,584	6,275
Inventories
Materials and supplies			2,137	2,153
Work in process			744	717
Finished goods			5,120	4,509
Total inventories			8,001	7,379
Deferred income taxes			1,048	1,140
Prepaid expenses and other current assets			3,910	4,408
TOTAL CURRENT ASSETS			23,125	21,970
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,507	7,753
Machinery and equipment			32,321	32,820
Land			919	934
Total property, plant and equipment			40,747	41,507
Accumulated depreciation			(19,982)	(20,214)
NET PROPERTY, PLANT AND EQUIPMENT			20,765	21,293
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			56,079	57,562
Trademarks and other intangible assets, net			31,858	32,620
NET GOODWILL AND OTHER INTANGIBLE ASSETS			87,937	90,182
OTHER NONCURRENT ASSETS			4,790	4,909
TOTAL ASSETS			$136,617	$138,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,290	$8,022
Accrued and other liabilities			9,202	9,290
Debt due within one year			11,476	9,981
TOTAL CURRENT LIABILITIES			27,968	27,293
LONG-TERM DEBT			22,372	22,033
DEFERRED INCOME TAXES			11,070	11,070
OTHER NONCURRENT LIABILITIES			9,573	9,957
TOTAL LIABILITIES			70,983	70,353
SHAREHOLDERS’ EQUITY
Preferred stock			1,221	1,234
Common stock – shares issued –	30-Sep	4,007.9	4,008
	30-Jun	4,007.9		4,008
Additional paid-in capital			62,535	62,405
Reserve for ESOP debt retirement			(1,357)	(1,357)
Accumulated other comprehensive income (loss)			(4,995)	(2,054)
Treasury stock			(68,383)	(67,278)
Retained earnings			72,215	70,682
Noncontrolling interest			390	361
TOTAL SHAREHOLDERS’ EQUITY			65,634	68,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$136,617	$138,354
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,768	$2,879
OPERATING ACTIVITIES
Net earnings	3,024	3,081
Depreciation and amortization	743	689
Share-based compensation expense	80	87
Deferred income taxes	126	48
(Gain)/loss on sale of businesses	(2)	2
Changes in:
Accounts receivable	(639)	(434)
Inventories	(927)	(604)
Accounts payable, accrued and other liabilities	(479)	(303)
Other operating assets and liabilities	199	19
Other	42	(133)
TOTAL OPERATING ACTIVITIES	2,167	2,452
INVESTING ACTIVITIES
Capital expenditures	(833)	(519)
Proceeds from asset sales	5	14
Acquisitions, net of cash acquired	(6)	(398)
Change in investments	(25)	(25)
TOTAL INVESTING ACTIVITIES	(859)	(928)
FINANCING ACTIVITIES
Dividends to shareholders	(1,503)	(1,422)
Change in short-term debt	1,217	2,412
Additions to long-term debt	1,988	1
Reductions of long-term debt	(1,013)	(18)
Treasury stock purchases	(1,261)	(3,010)
Impact of stock options and other	153	136
TOTAL FINANCING ACTIVITIES	(419)	(1,901)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(75)	101
CHANGE IN CASH AND CASH EQUIVALENTS	814	(276)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,582	$2,603
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the three-month period ended September 30, 2011 are not necessarily indicative of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended September 30, 2011 and 2010 was $83 million and $5,896 million, respectively.

3. Segment Information - Following is a summary of segment results.

		Three Months Ended September 30
Amounts in millions		Net Sales	Earnings Before Income Taxes	Net Earnings
Beauty	2011	$5,390	$991	$731
	2010	4,929	1,081	829
Grooming	2011	2,093	576	438
	2010	1,898	524	398
Health Care	2011	3,291	800	542
	2010	2,984	741	495
Snacks and Pet Care	2011	776	90	62
	2010	709	77	54
Fabric Care and Home Care	2011	6,681	1,263	805
	2010	6,297	1,417	937
Baby Care and Family Care	2011	4,079	792	494
	2010	3,652	749	470
Corporate	2011	(393)	(417)	(48)
	2010	(347)	(307)	(102)
Total	2011	21,917	4,095	3,024
	2010	20,122	4,282	3,081

4. Goodwill and Other Intangible Assets - Goodwill as of September 30, 2011 is allocated by reportable segment as follows (amounts in millions):

	Beauty	Grooming	Health Care	Snacks and Pet Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at JUNE 30, 2011	19,068	21,621	8,179	2,243	4,589	1,553	309	57,562
Acquisitions and divestitures	—	(1)	—	—	—	—	—	(1)
Translation and other	(628)	(532)	(145)	(9)	(111)	(57)	—	(1,482)
GOODWILL at SEPTEMBER 30, 2011	18,440	21,088	8,034	2,234	4,478	1,496	309	56,079

The decrease in goodwill from June 30, 2011 is primarily due to currency translation across reportable segments.

Identifiable intangible assets as of September 30, 2011 are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,894	$4,267
Intangible assets with indefinite lives	27,231	—
Total identifiable intangible assets	$36,125	$4,267

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands.

The amortization of intangible assets for the three months ended September 30, 2011 and 2010 was $128 million and $140 million, respectively.

5. Share-Based Compensation - Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months ended September 30, 2011 and 2010 are summarized in the following table (amounts in millions):

	Three Months Ended September 30
	2011	2010
Share-Based Compensation
Stock options	$62	$68
Other share-based awards	18	19
Total share-based compensation	$80	$87
Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended September 30		Three Months Ended September 30
Amounts in millions	2011	2010	2011	2010
Service cost	$67	$62	$36	$35
Interest cost	157	140	69	65
Expected return on plan assets	(146)	(119)	(108)	(108)
Amortization of deferred amounts	6	4	(5)	(5)
Recognized net actuarial loss	26	37	25	24
Gross benefit cost (credit)	110	124	17	11
Dividends on ESOP preferred stock	—	—	(19)	(20)
Net periodic benefit cost (credit)	$110	$124	$(2)	$(9)

For the year ending June 30, 2012, the expected return on plan assets is 7.4% and 9.2% for defined benefit and other retiree benefit plans, respectively.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

For details on the Company’s risk management activities and fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Fair Value Hierarchy
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of September 30 and June 30, 2011 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	September 30, 2011	June 30, 2011	September 30, 2011	June 30, 2011	September 30, 2011	June 30, 2011	September 30, 2011	June 30, 2011
Assets at fair value:
Investment securities	$10	$16	$—	$—	$23	$23	$33	$39
Derivatives relating to:
Foreign currency hedges	—	—	—	1	—	—	—	1
Other foreign currency instruments (1)	—	—	49	182	—	—	49	182
Interest rates	—	—	295	163	—	—	295	163
Net investment hedges	—	—	5	—	—	—	5	—
Commodities	—	—	3	4	—	—	3	4
Total assets at fair value (2)	10	16	352	350	23	23	385	389
Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	174	119	—	—	174	119
Other foreign currency instruments (1)	—	—	361	43	—	—	361	43
Net investment hedges	—	—	182	138	—	—	182	138
Commodities	—	—	3	1	—	—	3	1
Total liabilities at fair value (3)	—	—	720	301	—	—	720	301

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of September 30, 2011 was $504 million. The Company has never been required to post any collateral as a result of these contractual features.

Fair Values of Other Financial Instruments
Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $24,807 million and $23,418 million at September 30 and June 30, 2011, respectively.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30 and June 30, 2011 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	September 30, 2011	June 30, 2011	September 30, 2011	June 30, 2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	831	831	(174)	(118)
Commodity contracts	10	16	2	4
Total	841	847	(172)	(114)
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	9,025	10,308	295	163
Derivatives in Net Investment Hedging Relationships
Net investment hedges	1,413	1,540	(177)	(138)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	14,652	14,957	(312)	139
Commodity contracts	33	39	(2)	(1)
Total	14,685	14,996	(314)	138

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	September 30, 2011	June 30, 2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$14	$15
Foreign currency contracts	25	32
Commodity contracts	1	3
Total	40	50
Derivatives in Net Investment Hedging Relationships
Net investment hedges	(111)	(88)

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the three months ended September 30, 2011 and 2010 was not material. During the next 12 months, the amount of the September 30, 2011 accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2011 and 2010 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30
Amounts in Millions	2011	2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$2
Foreign currency contracts	(45)	(49)
Commodity contracts	1	14
Total	(42)	(33)

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30
Amounts in Millions	2011	2010
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	131	62
Debt	(133)	(63)
Total	(2)	(1)
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	(3)	—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	(581)	736
Commodity contracts	(1)	2
Total	(582)	738

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

9. Commitments and Contingencies

Litigation

We are subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, income taxes and other actions.

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

In response to the actions of the regulatory authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company has identified violations in certain European countries and appropriate actions were taken.

Several regulatory authorities in Europe have issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The remaining authorities' investigations are in various stages of the regulatory process. As a result of our initial and on-going analyses of the complaints, as well as final decisions issued by authorities in a number of countries, the Company has accrued liabilities for competition law violations totaling $283 million as of September 30, 2011. While the ultimate resolution of the matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively. For our other remaining competition law matters, at this time, there are none that we consider reasonably possible to result in fines that are probable and estimable and we cannot reasonably estimate any additional fines to which the Company may be subject. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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

Income Tax Uncertainties
The Company is present in over 150 taxable jurisdictions and, at any point in time, has 50 – 60 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of P&G’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended September 30, 2011

•	Business Segment Discussion – Three Months Ended September 30, 2011

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, free cash flow and free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange, acquisitions and divestitures. Free cash flow is operating cash flow less capital spending. Free cash flow productivity is the ratio of free cash flow to net earnings. We believe these measures provide investors with important information that is useful in understanding our business results and trends. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates. All market share references represent the percentage of sales in dollar terms on a constant currency basis of our products, relative to all product sales in the category.

OVERVIEW
The purpose of our business is to provide branded consumer packaged goods of superior quality and value to our consumers around the world. This will enable us to execute our Purpose-inspired growth strategy: to touch and improve more consumers' lives, in more parts of the world, more completely. We believe this will result in leadership sales, earnings and value creation, allowing employees, shareholders and the communities in which we operate to prosper.

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores, the neighborhood stores which serve many consumers in developing markets. We continue to expand our presence in other channels, including department stores, perfumeries, pharmacies, salons and e-commerce. We have on-the-ground operations in approximately 80 countries.

Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price (referred to as super-premium, premium, mid-tier and value-tier products). We are well positioned in the industry segments and markets in which we operate-often holding a leadership or significant market share position.
The table below provides more information about the components of our reportable business segment structure.

Reportable Segment	Categories	Billion Dollar Brands
Beauty	Cosmetics, Female Antiperspirant and Deodorant, Female Personal Cleansing, Female Shave Care, Hair Care, Hair Color, Hair Styling, Pharmacy Channel, Prestige Products, Salon Professional, Skin Care	Head & Shoulders, Olay, Pantene, Wella
Grooming	Electronic Hair Removal Devices, Small Home Appliances, Male Blades and Razors, Male Personal Care	Braun, Fusion, Gillette, Mach3
Health Care	Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Water Filtration, Other Oral Care	Always, Crest, Oral-B
Snacks and Pet Care	Pet Care, Snacks	Iams, Pringles
Fabric Care and Home Care	Air Care, Batteries, Dish Care, Fabric Enhancers, Laundry Additives, Laundry Detergents, Surface Care	Ace, Ariel, Dawn, Downy, Duracell, Gain, Tide, Febreze
Baby Care and Family Care	Baby Wipes, Diapers, Paper Towels, Tissues, Toilet Paper	Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2011 (excludes net sales and net earnings in Corporate):

	Three Months Ended September 30
	Net Sales	Net Earnings
Beauty	24%	24%
Grooming	9%	14%
Health Care	15%	18%
Snacks and Pet Care	4%	2%
Fabric Care and Home Care	30%	26%
Baby Care and Family Care	18%	16%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2011:

•	Net sales increased 9% to $21.9 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 4%.

•	Unit volume grew 1%, led by mid-single-digit growth in the developing regions and the Beauty Care segment.

•	Net earnings were $3.0 billion, a decrease of 2% versus the prior year period as sales growth was more than offset by gross margin contraction driven primarily by higher commodity costs.

•	Diluted net earnings per share increased 1% to $1.03. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

•
Operating cash flow decreased 12% versus the prior year period to $2.2 billion mainly due to an increase in working capital. Free cash flow, which is operating cash flow less capital expenditures, was $1.3 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 44%.

FORWARD-LOOKING STATEMENTS
We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are "forward-looking statements," and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risks that could impact our results, refer to Part II, Item 1A Risk Factors in this Form 10-Q.
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations, on the continued positive reputations of our brands and our ability to successfully maintain trademark protection. This means we must be able to obtain patents and trademarks, and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of ongoing acquisition and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against base business objectives. Daily conduct of our business also depends on our ability to maintain key information technology systems, including systems operated by third-party suppliers, and to maintain security over our data.
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions. We also must manage our debt and currency exposure, especially in certain countries with currency exchange controls, such as Venezuela, China and India. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
Global Economic Conditions. Economic changes, terrorist activity, political unrest and natural disasters, such as the civil unrest in the Middle East and the impacts of the Japan earthquake and tsunami, may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets, due to terrorist and other hostile activities or natural disasters. We could also be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of a deterioration in the credit worthiness of or a default by local governments, resulting in a disruption of credit markets. Such events could negatively impact our ability to collect receipts due from governments, including refunds of value added taxes, create significant credit risks relative to our local customers and depository institutions, and/or negatively impact our overall liquidity.
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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2011
The following discussion provides a review of results for the three months ended September 30, 2011 versus the three months ended September 30, 2010.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended September 30
	2011	2010	% CHG
NET SALES	$21,917	$20,122	9%
COST OF PRODUCTS SOLD	11,061	9,689	14%
GROSS MARGIN	10,856	10,433	4%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	6,522	5,932	10%
OPERATING INCOME	4,334	4,501	(4)%
TOTAL INTEREST EXPENSE	207	208
OTHER NON-OPERATING INCOME/(EXPENSE), NET	(32)	(11)
EARNINGS BEFORE INCOME TAXES	4,095	4,282	(4)%
INCOME TAXES	1,071	1,201
NET EARNINGS	3,024	3,081	(2)%
EFFECTIVE TAX RATE	26.2%	28.0%
PER COMMON SHARE:
BASIC NET EARNINGS	$1.08	$1.07	1%
DILUTED NET EARNINGS	$1.03	$1.02	1%
DIVIDENDS	$0.525	$0.4818	9%
AVERAGE DILUTED SHARES OUTSTANDING	2,945.8	3,025.6

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.5%	51.9%	(240)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	29.7%	29.5%	20
OPERATING MARGIN	19.8%	22.4%	(260)
EARNINGS BEFORE INCOME TAXES	18.7%	21.3%	(260)
NET EARNINGS	13.8%	15.3%	(150)

Net sales increased 9% to $21.9 billion for the July - September quarter on a 1% increase in unit volume. Volume grew across four of the six business segments. Beauty Care grew mid-single digits, with Health Care, Snacks and Pet Care, and Baby Care and Family Care growing low single digits. Grooming volume was in line with the prior year period, while Fabric Care and Home Care volume was down low single digits. Volume grew mid-single digits in developing regions and was down low single digits in developed regions. Organic volume, which excludes acquisitions and divestitures, increased 2%. Price increases added 4% to net sales, driven by price increases across all business segments and regions to offset commodity costs. Negative mix reduced net sales by 1% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Favorable foreign exchange increased net sales by 5% as key foreign currencies strengthened versus the U.S. dollar. Organic sales growth was 4% driven by unit volume growth and price increases, partially offset by the impact of unfavorable mix.

	Net Sales Change Drivers 2011 vs. 2010 (Three Months Ended Sep.30)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty	4%	5%	6%	2%	-3%	9%
Grooming	0%	0%	7%	2%	1%	10%
Health Care	3%	3%	6%	3%	-2%	10%
Snacks and Pet Care	2%	2%	5%	2%	0%	9%
Fabric Care and Home Care	-1%	-1%	5%	5%	-3%	6%
Baby Care and Family Care	2%	2%	5%	4%	1%	12%
TOTAL COMPANY	1%	2%	5%	4%	-1%	9%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 240 basis points to 49.5% of net sales in the first fiscal quarter. The reduction in gross margin was driven mainly by a 340 basis point impact from higher commodity and energy costs, along with negative product mix from disproportionate growth in developing regions and mid-tier products. These impacts were partially offset by a 140 basis point impact from pricing, as well as manufacturing cost savings, and the favorable impact of volume scale leverage.

Total selling, general and administrative expenses (SG&A) increased 10% to $6.5 billion, driven by higher marketing and overhead spending to support growth, as well as the impact of foreign exchange. SG&A as a percentage of net sales increased 20 basis points in the first quarter to 29.7% driven by higher marketing spending, partially offset by overhead scale leverage from increased sales.

Interest expense was $207 million for the quarter, down $1 million versus the prior year period due to lower interest rates on floating rate debt partially offset by an increase in debt outstanding. Other non-operating income/(expense) declined $21 million mainly behind lower interest and investment income and higher provisions for minority interests due to increased earnings in less than fully-owned subsidiaries. The effective tax rate on continuing operations decreased 180 basis points to 26.2% primarily due to the geographic mix of earnings, as an increased proportion of current year earnings were generated in foreign markets with lower tax rates versus the U.S.

Net earnings decreased 2% to $3.0 billion for the quarter as the net sales increase was more than offset by operating margin contraction. Operating margin declined 260 basis points due to gross margin contraction and an increase in SG&A as a percentage of net sales. Diluted net earnings per share increased 1% to $1.03. Earnings per share growth exceeded net earnings growth due to the impact of share repurchase activity.

Foreign Currency Translation – Venezuela Impacts
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is now the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings.
The Venezuelan government has a number of currency controls for companies operating in Venezuela. There is one official exchange rate for imported goods, equal to 4.3 bolivars to the U.S. dollar. Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the 4.3 rate, which is also expected to be applicable to dividend repatriations.

There are also exchange controls over securities transactions in what was the parallel market, which has historically been used to pay for imported goods and services that do not qualify for exchange in the official market and is now controlled by authorities. The Central Bank of Venezuela is currently the only legal intermediary to execute foreign exchange transactions outside of CADIVI (4.3 rate) through the SITME rate which was approximately 5.3 as of September 30, 2011. The notional amount of transactions that run through this foreign exchange rate for non-essential goods is restrictive, which for us has essentially eliminated our ability to access any foreign exchange rate other than the CADIVI (4.3) rate to pay for imported goods and/or manage our local monetary asset balances.

As of September 30, 2011, we had net monetary assets denominated in local currency of approximately $782 million. Approximately $325 million of this balance has been remeasured using the SITME rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans and the creditworthiness of the local depository institutions and other creditors, we have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official and parallel exchange rates on the portion of our local monetary assets reflected at the 4.3 official exchange rate.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including the Company's ability to mitigate the effect of any potential future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, such as inflation and consumer spending, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2011

The following discussion provides a review of results by business segment. Analyses of the results for the three months ended September 30, 2011 are provided compared to the same three month period ended September 30, 2010. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings by business segment for the three months ended September 30, 2011 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2011
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$5,390	9%	$991	(8)%	$731	(12)%
Grooming	2,093	10%	576	10%	438	10%
Health Care	3,291	10%	800	8%	542	9%
Snacks and Pet Care	776	9%	90	17%	62	15%
Fabric Care and Home Care	6,681	6%	1,263	(11)%	805	(14)%
Baby Care and Family Care	4,079	12%	792	6%	494	5%
Corporate	(393)	N/A	(417)	N/A	(48)	N/A
Total Company	21,917	9%	4,095	(4)%	3,024	(2)%

Beauty

Beauty net sales increased 9% to $5.4 billion on unit volume growth of 4%. Organic sales grew 4% on 5% organic volume growth. Price increases contributed 2% to net sales growth. Mix negatively impacted net sales by 3% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and a decrease in the premium-priced Salon Professional category. Favorable foreign exchange added 6% to net sales growth. Volume increased high single digits in developing regions and low single digits in developed regions. Volume in Retail Hair Care grew high single digits behind double-digit growth in developing regions led by Pantene initiatives and Head & Shoulders geographic expansion. Global market share of the hair care category was up over half a point. Volume in Female Beauty decreased mid-single digits due to the Zest and Infasil divestitures, as well as a decrease in Olay due to share loss from competitive activity in North America, and a decrease in the CEEMEA region due to a reduction in customer inventories following relatively high shipments in the June quarter and comparing against a high base period. Volume in Salon Professional was down high single digits mainly due to market size contractions and competitive activity. Volume in Prestige Products increased double digits driven by initiatives across Gucci, Hugo, and Lacoste. Net earnings decreased 12% to $731 million, as higher net sales were more than offset by a 320-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction and higher SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales increased due to higher marketing and overhead spending to support growth.

Grooming

Grooming net sales increased 10% to $2.1 billion. Volume was in line with prior year. Organic sales were up 3%. Price increases contributed 2% to net sales growth. Positive product mix increased net sales by 1% mainly due to ProGlide and premium appliances initiatives, which have higher than segment average selling prices. Favorable foreign exchange increased net sales growth by 7%. Volume grew low single digits in developing regions and decreased low single digits in developed regions. Volume in Male Grooming was up low single digits due to growth of blades and razors in Asia and Latin America, as well as growth behind male personal care products in North America, partially offset by a decrease in Western Europe blades and razors due to market softness. Global market share of the blades and razors category was unchanged. Volume in Appliances decreased high single digits due to market contraction in Western Europe and a strong base period for shavers, epilators, and hair care appliances. Global market share of the dry shave category was down over 3 points. Net earnings increased 10% to $438 million behind higher net sales. Net earnings margin was in line with the prior year period, with gross margin contraction offset by a decrease in SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs, partially offset by price increases. SG&A as a percentage of net sales decreased primarily due to scale leverage from increased sales.

Health Care

Health Care net sales increased 10% to $3.3 billion on 3% growth in unit volume. Organic sales were up 4%. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 2% behind geographic and product mix, due to disproportionate growth in countries and products with lower than segment average selling prices. Favorable foreign exchange increased net sales growth by 6%. Volume increased low single digits in both developing and developed regions. Volume in Oral Care increased mid-single digits behind the expansion of Oral-B toothpaste in Western Europe and Latin America, and toothbrush initiatives in Asia. Global market share of the oral care category was up nearly half a point. Volume in Personal Health Care increased low single digits behind higher shipments of Vicks, primarily in North America and Asia, due to initiative activity, partially offset by lower shipments of Prilosec OTC in North America due to non-branded competitive activity. All-outlet value share of the U.S. personal health care market increased about half a point. Volume in Feminine Care was up low single digits primarily due to new products in China and strong growth in India. Global market share of the feminine care category was down less than half a point. Net earnings increased 9% to $542 million as higher net sales were partially offset by a 10-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction, partially offset by lower SG&A as a percentage of net sales. Gross margin declined due to higher commodity costs, partially offset by manufacturing cost savings and price increases. SG&A as a percentage of net sales decreased primarily due to scale leverage from increased sales.

Snacks and Pet Care
Snacks and Pet Care net sales increased 9% to $776 million on a 2% increase in unit volume. Organic sales, which exclude the impacts of foreign exchange increased 4%. Price increases added 2% to net sales growth. Favorable foreign exchange positively impacted net sales growth by 5%. Snacks volume increased high single digits mainly due to increased distribution and market growth in developing regions, as well as share growth and market growth in North America. Global market share of the snacks category was up slightly. Pet Care volume was down mid-single digits due mainly to customer inventory adjustments in North America related to the June price increase. Global market share of the pet care category was down approximately half a point. Net earnings increased 15% to $62 million due to sales growth and a 30-basis point increase in net earnings margin. Net earnings margin increased as a lower gross margin was more than fully offset by a decrease in SG&A as a percentage of net sales. Gross margin declined behind higher commodity costs, partially offset by manufacturing cost savings and pricing. SG&A as a percentage of net sales decreased primarily due to scale leverage from increased sales.
In April 2011, we announced plans to divest the Company's Snacks business through a merger with Diamond Foods, Inc. in an all-stock Reverse Morris Trust transaction. The Snacks business had net sales of approximately $1.5 billion and operating income of approximately $200 million in fiscal 2011. The Company expects the transaction to close by the end of the 2011 calendar year, pending necessary regulatory approvals.

Fabric Care and Home Care
Fabric Care and Home Care net sales increased 6% to $6.7 billion, despite a 1% decrease in unit volume. Organic sales were up 1%. Price increases contributed 5% to net sales growth. Mix negatively impacted net sales growth by 3% due to disproportionate growth of mid-tier product lines and developing regions, which have lower than segment average selling prices. Favorable foreign exchange increased net sales by 5%. Volume in developing regions grew mid-single digits, while volume in developed regions decreased mid-single digits. Fabric Care volume decreased low single digits mainly due to initiative activity in the base period and the impact of the forward buy in the previous quarter ahead of the price increases in North America, partially offset by growth in Asia. Global market share of the fabric care category decreased half a point. Home Care volume decreased low single digits driven by the impact of the forward buy in the previous quarter ahead of the price increases in North America, partially offset by initiative activity and distribution expansion in developing regions. Global market share of the home care category was unchanged. Batteries volume grew low single digits primarily due to market growth in developing regions and increased demand following the hurricane in North America. Global market share of the batteries category increased more than half a point. Net earnings decreased 14% to $805 million as net sales growth was more than offset by a 280-basis point decrease in net earnings margin. Net earnings margin decreased mainly due to gross margin contraction and a higher effective tax rate. Gross margin decreased mainly due to higher commodity costs, partially offset by manufacturing cost savings and pricing. The tax rate increased due to a shift in the geographic mix of earnings to countries with higher statutory tax rates.

Baby Care and Family Care

Baby Care and Family Care net sales increased 12% to $4.1 billion on 2% volume growth. Organic sales were up 7%. Pricing added 4% to net sales growth. Mix increased net sales by 1% due to disproportionate growth of Baby Care, which has higher than segment average selling prices. Favorable foreign exchange increased net sales growth by 5%. Volume grew double digits in developing regions and decreased low single digits in developed regions. Volume in Baby Care was up high single digits behind market size growth and distribution expansion in developing regions, partially offset by diaper market softness in North America and Western Europe. Global market share of the baby care category increased over 1 point. Volume in Family Care decreased mid-single digits primarily due to the impact of the forward buy in the previous quarter ahead of the price increases in North America. In the U.S., all-outlet share of the family care category increased slightly. Net earnings increased 5% to $494 million as sales growth was partially offset by an 80-basis point reduction in net earnings margin. Net earnings margin declined mainly due to a lower gross margin. The reduction in gross margin was driven by higher commodity costs, partially offset by the impact of higher pricing.

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
Corporate net sales primarily reflect the adjustment to eliminate the sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. In 2011, negative net sales in Corporate increased by $46 million due to increased adjustments required to eliminate higher sales of unconsolidated entities. Net Corporate expenses decreased $54 million, primarily due to net tax impacts. Additional discussion of the items impacting net income in Corporate are included in the Results of Operations section.

FINANCIAL CONDITION

Operating Activities

We generated $2.2 billion of cash from operating activities in our first fiscal quarter. This represents a decline of 12% versus the prior year period primarily due to higher levels of working capital. On a year-to-date basis, the net of accounts receivable, inventory, and accounts payable consumed $2.0 billion of cash. Accounts receivable used $639 million of cash primarily due to increased sales later in the quarter, growth in regions and categories with longer average payment terms, extension of trade terms in the Respiratory business and to support overall business growth. Inventory consumed $927 million of cash, mainly to support product initiatives, holiday-related shipments in some of our seasonal businesses, and to build stock to support capacity expansions and manufacturing sourcing changes. Accounts payable, accrued and other liabilities used $479 million of cash, primarily related to the payment of prior-year marketing accruals and the payment of fines related to violations of the European competition laws.
Investing Activities

Our investing activities consumed cash of $859 million mainly to fund capital expenditures. Capital expenditures were $833 million or 3.8% of net sales. Cash used for investing activities decreased $69 million versus the prior year period mainly due to reduced net cash used for acquisitions, partially offset by an increase in capital expenditures.
Financing Activities

Our financing activities consumed net cash of $419 million. We used $1.3 billion for treasury stock purchases and $1.5 billion for dividends and partially funded these cash outlays through the issuance of $2.0 billion of long-term debt. Cash consumed by financing activities declined $1.5 billion versus the prior year period due to increased levels of debt and a decrease in the treasury stock purchases.

As of September 30, 2011, our current liabilities exceeded current assets by $4.8 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the July - September quarter:

Jul - Sep 2011	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	9%	(6)%	1%	4%
Grooming	10%	(7)%	—%	3%
Health Care	10%	(6)%	—%	4%
Snacks and Pet Care	9%	(5)%	—%	4%
Fabric Care and Home Care	6%	(5)%	—%	1%
Baby Care and Family Care	12%	(5)%	—%	7%
Total P&G	9%	(5)%	—%	4%
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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash at or above 90% of net earnings. Free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Sept ‘11	$2,167	$(833)	$1,334	$3,024	44%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk since June 30, 2011. Additional information can be found in the section entitled Other Information, which appears on page 50, and Note 5, Risk Management Activities and Fair Value Measurements, which appears on pages 60-62 of the Annual Report to Shareholders for the fiscal year ended June 30, 2011 which can be found by reference to Exhibit 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.

As previously reported, the Company has been subject to a number of investigations into potential competition law violations in Europe. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. In response to the actions of the regulatory authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company identified violations in certain European countries and appropriate actions were taken.

As a result of certain investigations that were previously disclosed, several authorities issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws in the past. The Company resolved several of these matters prior to the most recent quarter. Those that remain open include investigations by national authorities in Belgium, France, Germany and Greece. We believe that all of these matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust violations often continue for several years and, if violations are found, can result in substantial fines. No non-monetary sanctions are being sought in these matters. There were no new developments on those remaining investigations during the most recent quarter.

For certain of the remaining matters listed above, we have established accruals for potential fines. We do not expect any significant incremental fines or costs in excess of amounts accrued for these matters. For other remaining matters, we cannot reasonably estimate any fines to which the Company may be subject as a result of these competition law matters. Please refer to the Company's Risk Factors in Item 1A of this Form 10-Q for additional information.

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

We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-Q, the Annual Report to Shareholders, other quarterly reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become out of date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events, or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.
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
Changes in laws, regulations and the related interpretations, as well as changes in accounting standards, taxation requirements and increased enforcement actions and penalties may alter the environment in which we do business. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position. Furthermore, the competition law and antitrust investigations described in Part II, Item 1 of this Form 10-Q, in total, may result in fines or costs in excess of the amounts accrued to date that could materially impact our results of operations and financial position. Moreover, as a U.S. based multinational company we are subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.
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

Our business is impacted by global economic conditions, which are increasingly volatile. If the global economy experiences significant disruptions, our business could be negatively impacted by reduced demand for our products related to a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets, temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers and/or liquidity issues resulting from an inability to access credit markets to obtain cash to support operations. We could also be negatively impacted by an economic crisis in individual countries or regions, including sovereign risk related to a deterioration in the credit worthiness or a default by local governments. Such events could negatively impact our overall liquidity, as well as our ability to collect receipts due from governments, including refunds of value added taxes, and/or create significant credit risks relative to our local customers and depository institutions.
A failure of a key information technology system, process or site could have a material adverse impact on our business or reputation.
We rely extensively on information technology systems, including email and internet sites, as well as hardware, software and other applications, some of which are managed, hosted, or used by third-parties, to conduct our business. The various uses of these systems include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, marketing and selling products to consumers, collecting and storing customer, consumer, employee, and research information, processing transactions, summarizing and reporting results of operations, sharing confidential information, complying with regulatory, legal or tax requirements, providing data security, and other processes necessary to manage our business. If our systems are damaged or cease to function properly, or if we suffer a loss or disclosure of business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
7/1/2011 - 7/31/2011	24,017,466	$64.52	19,386,127
8/1/2011 - 8/31/2011	24,654	$61.54	—	See Note 3
9/1/2011 - 9/30/2011	1,118	$61.46	—

(1)
The total number of shares purchased was 24,043,238 for the quarter. This includes 25,772 shares acquired by the Company under various compensation and benefit plans and 4,631,339 shares acquired by the Profit Sharing Trust. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party and does not repurchase stock in connection with cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On October 27, 2011, the Company stated that fiscal year 2011-12 share repurchases to reduce Company shares outstanding are estimated to be approximately $4 billion to $6 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011).

3-2
Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 22, 2010).

10-1	Summary of the Company's Short Term Achievement Reward Program.*

10-2	Summary of Personal Benefits Available to Certain Officers and Non-employee Directors.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

October 27, 2011	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President and Comptroller

EXHIBIT INDEX

Exhibit

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011).

3-2
Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit 3.ii of the Company’s Form 8-K filed on April 22, 2010).

10-1	Summary of the Company's Short Term Achievement Reward Program.

10-2	Summary of Personal Benefits Available to Certain Officers and Non-employee Directors.

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.