Form 10-Q
period 2011-12-31
PROCTER & GAMBLE Co
filed 2012-01-27
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2011
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

There were 2,754,399,314 shares of Common Stock outstanding as of December 31, 2011.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.
The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, "Procter & Gamble", “we” or “our”) for the three months and six months ended December 31, 2011 and 2010, the Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2011	2010	2011	2010
Net Sales	$22,135	$21,347	$44,052	$41,469
Cost of products sold	11,125	10,287	22,186	19,976
Selling, general and administrative expense	6,717	6,800	13,239	12,732
Goodwill and indefinite lived intangibles impairment charges	1,554	—	1,554	—
Operating Income	2,739	4,260	7,073	8,761
Interest expense	201	209	408	417
Other non-operating income/(expense), net	170	39	171	67
Earnings Before Income Taxes	2,708	4,090	6,836	8,411
Income taxes	995	728	2,066	1,929
Net Earnings	$1,713	$3,362	$4,770	$6,482
Less: Net earnings attributable to noncontrolling interests	$23	$29	$56	$68
Net Earnings Attributable to Procter & Gamble	$1,690	$3,333	$4,714	$6,414

Per Common Share
Basic net earnings (1)	$0.59	$1.17	$1.67	$2.24
Diluted net earnings (1)	0.57	1.11	1.60	2.13
Dividends	$0.5250	$0.4818	$1.0500	$0.9636
Diluted Weighted Average Common Shares Outstanding	2,949.7	3,000.2	2,946.5	3,013.0
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2011	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$4,414	$2,768
Accounts receivable			6,905	6,275
Inventories
Materials and supplies			2,053	2,153
Work in process			709	717
Finished goods			4,682	4,509
Total inventories			7,444	7,379
Deferred income taxes			1,096	1,140
Prepaid expenses and other current assets			3,792	4,408
TOTAL CURRENT ASSETS			23,651	21,970
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,430	7,753
Machinery and equipment			32,042	32,820
Land			899	934
Total property, plant and equipment			40,371	41,507
Accumulated depreciation			(19,999)	(20,214)
NET PROPERTY, PLANT AND EQUIPMENT			20,372	21,293
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			54,307	57,562
Trademarks and other intangible assets, net			31,325	32,620
NET GOODWILL AND OTHER INTANGIBLE ASSETS			85,632	90,182
OTHER NONCURRENT ASSETS			4,656	4,909
TOTAL ASSETS			$134,311	$138,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$6,735	$8,022
Accrued and other liabilities			8,939	9,290
Debt due within one year			14,118	9,981
TOTAL CURRENT LIABILITIES			29,792	27,293
LONG-TERM DEBT			19,270	22,033
DEFERRED INCOME TAXES			11,133	11,070
OTHER NONCURRENT LIABILITIES			9,216	9,957
TOTAL LIABILITIES			69,411	70,353
SHAREHOLDERS’ EQUITY
Preferred stock			1,217	1,234
Common stock – shares issued –	31-Dec	4,008.2	4,008
	30-Jun	4,007.9		4,008
Additional paid-in capital			62,879	62,405
Reserve for ESOP debt retirement			(1,359)	(1,357)
Accumulated other comprehensive income (loss)			(6,374)	(2,054)
Treasury stock			(68,481)	(67,278)
Retained earnings			72,407	70,682
Noncontrolling interest			603	361
TOTAL SHAREHOLDERS’ EQUITY			64,900	68,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$134,311	$138,354
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,768	$2,879
OPERATING ACTIVITIES
Net earnings	4,770	6,482
Depreciation and amortization	1,456	1,400
Share-based compensation expense	168	180
Deferred income taxes	32	142
(Gain)/loss on sale of businesses	(187)	(3)
Goodwill and indefinite lived intangibles impairment charges	1,554	—
Changes in:
Accounts receivable	(1,079)	(931)
Inventories	(497)	(779)
Accounts payable, accrued and other liabilities	(1,009)	(377)
Other operating assets and liabilities	230	(671)
Other	57	(67)
TOTAL OPERATING ACTIVITIES	5,495	5,376
INVESTING ACTIVITIES
Capital expenditures	(1,780)	(1,256)
Proceeds from asset sales	238	22
Acquisitions, net of cash acquired	2	(435)
Change in investments	71	128
TOTAL INVESTING ACTIVITIES	(1,469)	(1,541)
FINANCING ACTIVITIES
Dividends to shareholders	(3,013)	(2,834)
Change in short-term debt	2,416	948
Additions to long-term debt	1,990	1,536
Reductions of long-term debt	(2,514)	(160)
Treasury stock purchases	(1,764)	(3,528)
Impact of stock options and other	589	463
TOTAL FINANCING ACTIVITIES	(2,296)	(3,575)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(84)	110
CHANGE IN CASH AND CASH EQUIVALENTS	1,646	370
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,414	$3,249
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The results of operations for the three-month and six-month periods ended December 31, 2011 are not necessarily indicative of annual results.

2. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended December 31, 2011 and 2010 was $334 million and $3,013 million, respectively. For the six months ended December 31, 2011 and 2010, total comprehensive income was $450 million and $8,948 million, respectively.

3. Segment Information - Effective during the quarter ended December 31, 2011, we implemented a number of changes to the organization structure of the Beauty and Grooming GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Beauty reportable segment and are now included in the Grooming reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Grooming reportable segment to the Beauty reportable segment. These changes have been reflected in our segment reporting for all periods presented. Following is a summary of segment results.

		Three Months Ended December 31			Six Months Ended December 31
Amounts in millions		Net Sales	Earnings Before Income Taxes	Net Earnings attributable to Procter & Gamble	Net Sales	Earnings Before Income Taxes	Net Earnings attributable to Procter & Gamble
Beauty	2011	$5,353	$1,014	$802	$10,668	$1,942	$1,485
	2010	5,279	1,112	872	10,141	2,130	1,651
Grooming	2011	2,202	692	517	4,370	1,331	1,003
	2010	2,175	664	506	4,140	1,251	954
Health Care	2011	3,183	784	537	6,474	1,584	1,079
	2010	3,138	779	531	6,122	1,520	1,026
Snacks and Pet Care	2011	824	95	61	1,600	185	123
	2010	798	93	67	1,507	170	121
Fabric Care and Home Care	2011	6,605	1,151	717	13,286	2,414	1,522
	2010	6,308	1,165	758	12,605	2,582	1,695
Baby Care and Family Care	2011	4,162	816	516	8,241	1,608	1,010
	2010	3,930	802	502	7,582	1,551	972
Corporate	2011	(194)	(1,844)	(1,460)	(587)	(2,228)	(1,508)
	2010	(281)	(525)	97	(628)	(793)	(5)
Total	2011	22,135	2,708	1,690	44,052	6,836	4,714
	2010	21,347	4,090	3,333	41,469	8,411	6,414

4. Goodwill and Other Intangible Assets - Goodwill as of December 31, 2011, is allocated by reportable segment as follows (amounts in millions):

	Beauty	Grooming	Health Care	Snacks and Pet Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at JUNE 30, 2011	$18,039	$22,650	$8,179	$2,243	$4,589	$1,553	$309	$57,562
Acquisitions and divestitures	(1)	(4)	417	—	(1)	—	—	411
Goodwill Impairment charges	(433)	(875)	—	—	—	—	—	(1,308)
Translation and other	(959)	(877)	(257)	(14)	(169)	(82)	—	(2,358)
GOODWILL at DECEMBER 31, 2011	$16,646	$20,894	$8,339	$2,229	$4,419	$1,471	$309	$54,307

During the second quarter of fiscal 2012, we changed our annual goodwill impairment testing date from July 1 to October 1 of each year. This change was made to better align the timing of our annual impairment testing with the timing of the Company's annual strategic planning process. We believe this change is preferable because it allows us to more efficiently utilize the reporting units' long-term financial projections, which are generated from the annual strategic planning process, as the basis for performing our annual impairment testing. This change does not result in any delay, acceleration or avoidance of impairment, nor does this change result in adjustments to previously issued financial statements. This change was applied prospectively beginning on October 1, 2011; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods. We also test our indefinite lived intangibles for impairment during the second fiscal quarter of each year, and accordingly performed this testing during the quarter ended December 31, 2011.
We tested goodwill for impairment as of July 1, 2011 (the testing date under our previous policy) and no impairments were indicated. Our goodwill impairment testing as of October 1, 2011 (the testing date under our new policy) determined that certain goodwill amounts were impaired. Specifically, the results of our annual impairment testing during the quarter ended December 31, 2011, indicated that the estimated fair values of our Appliances and Salon Professional reporting units were less than their respective carrying amounts. The test to evaluate goodwill for impairment is a two step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment. As a result of our impairment testing, we recorded an estimated noncash before and after tax impairment charge of $1,308 million to reduce the carrying amount of goodwill for these units to estimated fair value- $875 million related to Appliances and $433 million related to Salon Professional. Following the impairment charges, the carrying values of the goodwill of Appliances and Salon Professional were $638 million and $420 million, respectively.
Our impairment testing for indefinite lived intangible assets during the quarter ended December 31, 2011, also indicated a decline in the fair value of our Koleston Perfect and Wella trade name intangible assets below their respective carrying values. This resulted in a noncash before tax impairment charge of $246 million ($173 million after tax) to reduce the carrying amounts of these assets to their respective fair values. Following the impairment charges, the carrying values of the Koleston Perfect and Wella trade names were $308 million and $605 million, respectively.
To determine the fair value of our reporting units and indefinite lived intangibles, we use a discounted cash flow (DCF) approach, which we believe is the most reliable indicator of fair value of the business, and is most consistent with the approach a market-place participant would use. Under this approach, we estimate the future cash flows of the respective reporting units and indefinite lived intangible assets and discount those cash flows at a rate of return that reflects the relative risk of each business.
The declines in the fair value of the Appliances and Salon Professional reporting units and the underlying Koleston Perfect and Wella trade name intangibles were driven by a combination of similar competitive and economic factors, which are resulting in a reduction in the forecasted growth rates and cash flows used to estimate fair value. These factors include; (1) A more prolonged and deeper deterioration of the macroeconomic environment than was previously expected which, due to the more discretionary nature of the Appliances and Salon Professional businesses, is leading to a reduction in the overall market size in the short term and a more significant and prolonged reduction in the expected underlying market growth rates and resulting sales levels in the longer term. This is particularly evident in Europe, which is where we have historically generated a majority of the Appliances and Salon Professional sales. (2) Increasing competitive levels of innovation in Salon Professional is negatively impacting our current and nearer-term projected market share progress. (3) An increasing level of competitive pricing activities is negatively impacting pricing levels and lowering overall category profitability. As a result of these factors, we have recently reduced our current and longer-term sales and earnings forecasts for these businesses.
All of the impairment charges are included in Corporate for segment reporting. The second step of the goodwill impairment evaluations have not yet been finalized. Accordingly, the impairments recorded during the quarter ended December 31, 2011, are based on preliminary estimates. We expect to finalize these impairment evaluations during the quarter ended March 31, 2012. Any potential adjustments to the Company's preliminary estimates as a result of completing these evaluations, which could be significant, will be recorded in our consolidated financial statements when finalized.
The goodwill and intangible asset valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, and Company business plans. We believe these estimates and assumptions are reasonable. However, actual events and results could differ substantially from those used in our valuation. To the extent such factors result in a failure to achieve the level of projected cash flows used in our valuations, we may need to record additional non cash impairment charges in the future.

In addition to the impairment charges, goodwill also decreased from June 30, 2011, due to currency translation across reportable segments and the divestiture of PUR, the water filtration brand, in our Health Care reportable segment. These decreases were partially offset by the establishment of goodwill related to the previously disclosed business combination with Teva Pharmaceuticals Industries in our Health Care reportable segment.

Identifiable intangible assets as of December 31, 2011, are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,836	$4,351
Intangible assets with indefinite lives	26,840	—
Total identifiable intangible assets	$35,676	$4,351

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands.

The amortization of intangible assets for the three months ended December 31, 2011 and 2010 was $123 million and $132 million, respectively. For the six months ended December 31, 2011 and 2010, the amortization of intangible assets was $251 million and $272 million, respectively.

5. Share-Based Compensation - Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months and six months ended December 31, 2011 and 2010 are summarized in the following table (amounts in millions):

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Share-Based Compensation
Stock options	$76	$85	$138	$153
Other share-based awards	12	8	30	27
Total share-based compensation	$88	$93	$168	$180
Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended December 31		Three Months Ended December 31
Amounts in millions	2011	2010	2011	2010
Service cost	$63	$64	$35	$35
Interest cost	152	144	69	66
Expected return on plan assets	(142)	(122)	(108)	(107)
Amortization of deferred amounts	5	5	(5)	(5)
Recognized net actuarial loss	26	38	24	23
Gross benefit cost (credit)	104	129	15	12
Dividends on ESOP preferred stock	—	—	(18)	(19)
Net periodic benefit cost (credit)	$104	$129	$(3)	$(7)

	Pension Benefits		Other Retiree Benefits
	Six Months Ended December 31		Six Months Ended December 31
Amounts in millions	2011	2010	2011	2010
Service cost	$130	$126	$71	$70
Interest cost	309	284	138	131
Expected return on plan assets	(288)	(241)	(216)	(215)
Amortization of deferred amounts	11	9	(10)	(10)
Recognized net actuarial loss	52	75	49	47
Gross benefit cost (credit)	214	253	32	23
Dividends on ESOP preferred stock	—	—	(37)	(39)
Net periodic benefit cost (credit)	$214	$253	$(5)	$(16)

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

The following table sets forth the Company’s financial assets and liabilities as of December 31 and June 30, 2011 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011
Assets at fair value:
Investment securities	$7	$16	$—	$—	$22	$23	$29	$39
Derivatives relating to:
Foreign currency hedges	—	—	—	1	—	—	—	1
Other foreign currency instruments (1)	—	—	30	182	—	—	30	182
Interest rates	—	—	275	163	—	—	275	163
Net investment hedges	—	—	6	—	—	—	6	—
Commodities	—	—	1	4	—	—	1	4
Total assets at fair value (2)	7	16	312	350	22	23	341	389
Liabilities at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	169	119	—	—	169	119
Other foreign currency instruments (1)	—	—	272	43	—	—	272	43
Net investment hedges	—	—	70	138	—	—	70	138
Commodities	—	—	—	1	—	—	—	1
Total liabilities at fair value (3)	—	—	511	301	—	—	511	301

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the goodwill and intangible assets discussed in Note 4, there were no assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of December 31, 2011 was $377 million. The Company has never been required to post any collateral as a result of these contractual features.

Fair Values of Other Financial Instruments
Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair value of the long-term debt was $21,950 million and $23,418 million at December 31 and June 30, 2011, respectively.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31 and June 30, 2011 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	831	831	(169)	(118)
Commodity contracts	27	16	1	4
Total	858	847	(168)	(114)
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	8,852	10,308	275	163
Derivatives in Net Investment Hedging Relationships
Net investment hedges	1,809	1,540	(64)	(138)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	13,811	14,957	(242)	139
Commodity contracts	16	39	—	(1)
Total	13,827	14,996	(242)	138

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	December 31, 2011	June 30, 2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$13	$15
Foreign currency contracts	17	32
Commodity contracts	1	3
Total	31	50
Derivatives in Net Investment Hedging Relationships
Net investment hedges	(37)	(88)

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the three and six months ended December 31, 2011 and 2010 was not material. During the next 12 months, the amount of the December 31, 2011 accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended December 31, 2011 and 2010 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended December 31		Six Months Ended December 31
Amounts in Millions	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$1	$2	$3	$4
Foreign currency contracts	18	(19)	(27)	(68)
Commodity contracts	—	4	1	18
Total	19	(13)	(23)	(46)

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended December 31		Six Months Ended December 31
Amounts in Millions	2011	2010	2011	2010
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	(19)	(87)	112	(25)
Debt	19	89	(114)	26
Total	—	2	(2)	1
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	(5)	(1)	(8)	(1)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	(410)	(110)	(991)	626
Commodity contracts	—	2	(1)	4
Total	(410)	(108)	(992)	630

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

(4)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

8. New Accounting Pronouncements and Policies

Beginning with the quarter ended December 31, 2011, we elected to revise our Consolidated Statements of Earnings to present separately the net expense for earnings attributable to noncontrolling interests. As previously disclosed, this net expense has not historically been presented separately in the Consolidated Statements of Earnings due to immateriality, but has been reflected within other non-operating income/(expense). The historical Consolidated Statements of Earnings has been revised to conform to the new presentation, with a corresponding change to the "net earnings" line item in the Consolidated Statements of Cash Flows. This change did not impact our historically reported net earnings attributable to Procter & Gamble or the historical basic or diluted net earnings per share balances, nor did it impact total operating cash flows. However, it did impact certain amounts within those statements. The amount reclassified to net earnings attributable to noncontrolling interests for the six months ended December 31, 2010, totaling $68 million, had an offsetting impact on other non-operating income/(expense) within the Consolidated Statement of Earnings and on "changes in other operating assets and liabilitites" within Operating Activities of the Consolidated Statement of Cash Flows. In connection with this change, we also made a change to prior year Consolidated Statement of Cash Flow amounts to appropriately classify dividends paid to noncontrolling interests. Such dividends had historically been included in "changes in other operating assets and liabilities" within Operating Activities of the Consolidated Statement of Cash Flows. These dividend payments ($47 million for the six months ended December 31, 2010) were reclassified to "impact of stock options and other" within Financing Activities of the Consolidated Statement of Cash Flows. The above changes were made in order to provide additional transparency related to noncontrolling interests by segregating them from the ongoing operating activities attributable to shareholders of the company.

No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

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

Several regulatory authorities in Europe have issued separate complaints pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The remaining authorities' investigations are in various stages of the regulatory process. As a result of our initial and on-going analyses of the complaints, as well as a final decision issued during the quarter by authorities in France for a laundry detergent investigation, the Company has accrued liabilities for competition law violations totaling $335 million as of December 31, 2011. While the ultimate resolution of the matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively. For our other remaining competition law matters, we cannot reasonably estimate any additional fines to which the Company may be subject as a result of the investigations. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide an understanding of Procter & Gamble’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Forward-Looking Statements

•	Results of Operations – Three Months Ended December 31, 2011

•	Results of Operations – Six Months Ended December 31, 2011

•	Business Segment Discussion – Three and Six Months Ended December 31, 2011

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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
Effective during the quarter ended December 31, 2011, we implemented a number of changes to the organization structure of the Beauty GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Beauty reportable segment and are now included in the Grooming reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Grooming reportable segment to the Beauty reportable segment. These changes have been reflected in our segment reporting for all periods presented.

The table below provides more information about the components of our reportable business segment structure.

Reportable Segment	Categories	Billion Dollar Brands
Beauty	Antiperspirant and Deodorant, Cosmetics, Hair Care, Hair Color, Hair Styling, Personal Cleansing, Prestige Products, Salon Professional, Skin Care	Head & Shoulders, Olay, Pantene, Wella
Grooming	Blades and Razors, Electronic Hair Removal Devices, Shave Products, Home Small Appliances	Braun, Fusion, Gillette, Mach3
Health Care	Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Other Oral Care	Always, Crest, Oral-B
Snacks and Pet Care	Pet Care, Snacks	Iams, Pringles
Fabric Care and Home Care	Air Care, Batteries, Dish Care, Fabric Enhancers, Laundry Additives, Laundry Detergents, Surface Care	Ace, Ariel, Dawn, Downy, Duracell, Gain, Tide, Febreze
Baby Care and Family Care	Baby Wipes, Diapers, Paper Towels, Tissues, Toilet Paper	Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended December 31, 2011 (excludes net sales and net earnings in Corporate):

	Three Months Ended December 31
	Net Sales	Net Earnings
Beauty	24%	26%
Grooming	10%	16%
Health Care	14%	17%
Snacks and Pet Care	4%	2%
Fabric Care and Home Care	29%	23%
Baby Care and Family Care	19%	16%
Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the six months ended December 31, 2011 (excludes net sales and net earnings in Corporate):

	Six Months Ended December 31
	Net Sales	Net Earnings
Beauty	24%	24%
Grooming	10%	16%
Health Care	14%	17%
Snacks and Pet Care	4%	2%
Fabric Care and Home Care	30%	25%
Baby Care and Family Care	18%	16%
Total	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the six months ended December 31, 2011 versus the six months ended December 31, 2010:

•	Net sales increased 6% to $44.1 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 4%.

•	Unit volume grew 1%, with low single digit growth for Beauty, Health, Grooming, Snacks and Pet Care, and Baby Care and Family Care.

•
Net earnings attributable to Procter & Gamble were $4.7 billion, a decrease of 27% versus the prior year period as sales growth was more than offset by non-core charges and gross margin contraction. The non-core charges included $1.6 billion of before tax non-cash goodwill and intangible assets impairment charges associated with the Appliances and Salon Professional businesses. The decline in gross margin was driven primarily by higher commodity costs.

•	Diluted net earnings per share decreased 25% to $1.60. Earnings per share decline is different from net earnings decline due to the impact of share repurchase activity.

•
Operating cash flow for fiscal year to date increased 2% to $5.5 billion. Free cash flow, which is operating cash flow less capital expenditures, was $3.7 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 78%.

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
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations, on the continued positive reputations of our brands and our ability to successfully maintain trademark protection. This means we must be able to obtain patents and trademarks, and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of ongoing acquisition, divestiture and joint venture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against base business objectives. Daily conduct of our business also depends on our ability to maintain key information technology systems, including systems operated by third-party suppliers, and to maintain security over our data.
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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2011
The following discussion provides a review of results for the three months ended December 31, 2011 versus the three months ended December 31, 2010.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended December 31
	2011	2010	% CHG
NET SALES	$22,135	$21,347	4%
COST OF PRODUCTS SOLD	11,125	10,287	8%
GROSS PROFIT	11,010	11,060	—%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	6,717	6,800	(1)%
GOODWILL & INDEFINITE LIVED INTANGIBLE IMPAIRMENT CHARGES	1,554	—
OPERATING INCOME	2,739	4,260	(36)%
TOTAL INTEREST EXPENSE	201	209
OTHER NON-OPERATING INCOME/(EXPENSE), NET	170	39
EARNINGS BEFORE INCOME TAXES	2,708	4,090	(34)%
INCOME TAXES	995	728
NET EARNINGS	1,713	3,362	(49)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	23	29	(21)%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	1,690	3,333	(49)%
EFFECTIVE TAX RATE	36.7%	17.8%

PER COMMON SHARE:
BASIC NET EARNINGS (1)	$0.59	$1.17	(50)%
DILUTED NET EARNINGS (1)	$0.57	$1.11	(49)%
DIVIDENDS	$0.525	$0.4818	9%
AVERAGE DILUTED SHARES OUTSTANDING	2,949.7	3,000.2
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.7%	51.8%	(210)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.3%	31.8%	(150)
OPERATING MARGIN	12.4%	20.0%	(760)
EARNINGS BEFORE INCOME TAXES	12.2%	19.2%	(700)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	7.6%	15.6%	(800)

Net sales increased 4% to $22.1 billion for the October - December quarter on a 1% increase in unit volume. Volume was in line with the prior year or grew across all six of the business segments. Snacks and Pet Care, Beauty and Grooming grew volume low single digits. Health Care, Fabric Care and Home Care, and Baby Care and Family Care volume was in line with the prior year period. Volume grew high single digits in developing regions and was down mid-single digits in developed regions. Price increases added 4% to net sales, driven by price increases across all business segments and regions primarily to offset commodity cost increases and devaluing developing market currencies. Negative mix reduced net sales by 1% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Organic sales growth was 4% driven by unit volume growth and price increases, partially offset by the impact of unfavorable mix.

	Net Sales Change Drivers 2011 vs. 2010 (Three Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty	1%	2%	1%	3%	-4%	1%
Grooming	1%	1%	0%	2%	-2%	1%
Health Care	0%	0%	0%	3%	-2%	1%
Snacks and Pet Care	2%	2%	0%	3%	-2%	3%
Fabric Care and Home Care	0%	0%	0%	6%	-1%	5%
Baby Care and Family Care	0%	0%	0%	6%	0%	6%
TOTAL COMPANY	1%	1%	0%	4%	-1%	4%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 210 basis points to 49.7% of net sales for the quarter. The reduction in gross margin was driven mainly by a 280 basis point impact from higher commodity and energy costs. Gross margin was also negatively impacted by over 200 basis points from negative product mix behind disproportionate growth in developing regions and mid-tier products. These impacts were partially offset by a 190 basis point impact from increased pricing, as well as manufacturing cost savings and the favorable impact of volume scale leverage.

Total selling, general and administrative expenses (SG&A) decreased 1% to $6.7 billion, driven by a decrease in overhead spending, partially offset by an increase in marketing spending. Overhead spending decreased due to lower competition law fines, which declined from $305 million in the prior period to $66 million in the current period. Marketing spending increased primarily due to increased investments to support innovation and expansion plans. SG&A as a percentage of net sales decreased 150 basis points to 30.3%. Both overhead spending and marketing spending declined as a percentage of net sales due to scale leverage from an increase in net sales.
During the quarter we recorded a total of $1,554 million ($1,481 million after tax), in non-cash impairment charges for goodwill and indefinite lived intangible assets. The charges related to the carrying values of goodwill in our Appliances and Salon Professional businesses and our Koleston Perfect and Wella indefinite lived intangible assets, which are part of our Salon Professional business. See Note 4 to our Consolidated Financial Statements for more details, including factors leading to the impairment charges. Since goodwill is included in Corporate for internal management and segment reporting, the goodwill impairment charges are included in the Corporate segment. With respect to the indefinite lived intangible assets, for management reporting purposes, the underlying impairment charges were excluded from business unit earnings and included in Corporate. Accordingly, these charges were also included in Corporate for segment reporting.

Interest expense was $201 million for the quarter, down $8 million versus the prior year period due to lower interest rates on floating rate debt partially offset by an increase in debt outstanding. Other non-operating income/(expense) increased $131 million mainly behind the divestiture gain from our PUR business. The effective tax rate on continuing operations increased 1,890 basis points to 36.7% primarily as a result of 1) a 1,170 basis points impact from non-deductibility of the impairment charges in the current year period and 2) the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 930 basis points in the prior year and 170 basis points in the current year). These impacts were partially offset by an 80 basis point benefit from non-taxable divestiture gains in the current year period.

Net earnings attributable to Procter & Gamble decreased 49% to $1.7 billion for the quarter as the net sales increase was more than offset by operating margin contraction. Operating margin declined 760 basis points due to a 700 basis point impact from goodwill and intangible impairment charges and the 210 basis point gross margin contraction, partially offset by a 150 basis point decrease in SG&A as a percentage of net sales. Diluted net earnings per share decreased 49% to $0.57.

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
The Venezuelan government has a number of currency controls for companies operating in Venezuela. There is one official exchange rate for imported goods, equal to 4.3 bolivars to one U.S. dollar. Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the 4.3 rate, which is also expected to be applicable to dividend repatriations.

There are also exchange controls over securities transactions in what was the parallel market, which has historically been used to pay for imported goods and services that do not qualify for exchange in the official market and is now controlled by authorities. The Central Bank of Venezuela is currently the only legal intermediary to execute foreign exchange transactions outside of CADIVI (4.3 rate) through the SITME rate which was approximately 5.3 as of December 31, 2011. The notional amount of transactions that run through this foreign exchange rate for non-essential goods is restrictive, which for us has essentially eliminated our ability to access any foreign exchange rate other than the CADIVI (4.3) rate to pay for imported goods and/or manage our local monetary asset balances.

As of December 31, 2011, we had net monetary assets denominated in local currency of approximately $827 million. Approximately $352 million of this balance has been remeasured using the SITME rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans and the creditworthiness of the local depository institutions and other creditors, we have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official and parallel exchange rates on the portion of our local monetary assets reflected at the 4.3 official exchange rate.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including the Company's ability to mitigate the effect of any potential future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, such as inflation and consumer spending, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate. Sales and profit levels in Venezuela could also be impacted by any actions taken by the government under the recently passed law aimed at controlling market prices, which could restrict our ability to take future pricing or force us to freeze or even reduce current pricing levels.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2011
The following discussion provides a review of results for the six months ended December 31, 2011 versus the six months ended December 31, 2010.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Six Months Ended December 31
	2011	2010	% CHG
NET SALES	$44,052	$41,469	6%
COST OF PRODUCTS SOLD	22,186	19,976	11%
GROSS PROFIT	21,866	21,493	2%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	13,239	12,732	4%
GOODWILL & INDEFINITE LIVED INTANGIBLE IMPAIRMENT CHARGES	1,554	—
OPERATING INCOME	7,073	8,761	(19)%
TOTAL INTEREST EXPENSE	408	417
OTHER NON-OPERATING INCOME/(EXPENSE), NET	171	67
EARNINGS BEFORE INCOME TAXES	6,836	8,411	(19)%
INCOME TAXES	2,066	1,929
NET EARNINGS	4,770	6,482	(26)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	56	68	(18)%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	4,714	6,414	(27)%
EFFECTIVE TAX RATE	30.2%	22.9%

PER COMMON SHARE:
BASIC NET EARNINGS (1)	$1.67	$2.24	(25)%
DILUTED NET EARNINGS (1)	$1.60	$2.13	(25)%
DIVIDENDS	$1.0500	$0.9636	9%
AVERAGE DILUTED SHARES OUTSTANDING	2,946.5	3,013.0
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.6%	51.8%	(220)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.0%	30.7%	(70)
OPERATING MARGIN	16.1%	21.1%	(500)
EARNINGS BEFORE INCOME TAXES	15.5%	20.3%	(480)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	10.7%	15.5%	(480)

Net sales increased 6% to $44.1 billion fiscal year to date on a 1% increase in unit volume. Volume grew or was in line with the prior period across all six business segments. Beauty Care, Health Care, Grooming, Snacks and Pet Care, and Baby Care and Family Care volume grew low single digits. Fabric Care and Home Care volume was in line with the prior year period. Volume grew high single digits in developing regions and was down low single digits in developed regions. Price increases added 4% to net sales, driven by price increases across all business segments and regions to primarily offset commodity costs and devaluing developing market currencies. Negative mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Favorable foreign exchange increased net sales by 3% as key foreign currencies strengthened versus the U.S. dollar. Organic sales growth was 4% driven by unit volume growth and price increases, partially offset by the impact of unfavorable mix.

	Net Sales Change Drivers 2011 vs. 2010 (Six Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty	3%	4%	3%	2%	-3%	5%
Grooming	1%	1%	3%	2%	0%	6%
Health Care	2%	1%	3%	3%	-2%	6%
Snacks and Pet Care	2%	2%	3%	2%	-1%	6%
Fabric Care and Home Care	0%	0%	2%	5%	-2%	5%
Baby Care and Family Care	1%	1%	2%	5%	1%	9%
TOTAL COMPANY	1%	1%	3%	4%	-2%	6%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 220 basis points to 49.6% of net sales. The reduction in gross margin was driven mainly by a 270 basis point impact from higher commodity and energy costs. Gross margin was also negatively impacted by 240 basis points from negative product mix behind disproportionate growth in developing regions and mid-tier products. These impacts were partially offset by a 160 basis point impact from increased pricing, as well as manufacturing cost savings and the favorable impact of volume scale leverage.

Total SG&A increased 4% to $13.2 billion, driven by higher marketing and overhead spending to support growth, partially offset by a reduction in competition law fines (which were $306 million in the prior period compared to $65 million in the current period). SG&A as a percentage of net sales decreased 70 basis points to 30.0% driven by scale leverage on overhead costs from increased sales.

Interest expense was $408 million for the period, down $9 million versus the prior year period due to lower interest rates on floating rate debt partially offset by an increase in debt outstanding. Other non-operating income/(expense) increased $104 million mainly behind divestiture gains. The effective tax rate on continuing operations increased 730 basis points to 30.2% primarily due to a 470 basis points impact from non-deductibility of impairment charges in the current year period and the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 450 basis points in the prior year and 130 basis points in the current year).

Net earnings attributable to Procter & Gamble decreased 27% to $4.7 billion as the net sales increase was more than offset by operating margin contraction. Operating margin declined 500 basis points due to a 350 basis point impact from goodwill and intangible impairment charges and the 220 basis point gross margin contraction, partially offset by a 70 basis point reduction in SG&A as a percentage of net sales. Diluted net earnings per share decreased 25% to $1.60. The earnings per share decline is different from the net earnings decline due to the impact of share repurchase activity.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2011

The following discussion provides a review of results by business segment. Analyses of the results for the three and six months ended December 31, 2011, are provided compared to the same three and six month periods ended December 31, 2010. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and six months ended December 31, 2011, versus the comparable prior year period (amounts in millions):

	Three Months Ended December 31, 2011
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings Attributable to Procter & Gamble	% Change Versus Year Ago
Beauty	$5,353	1%	$1,014	(9)%	$802	(8)%
Grooming	2,202	1%	692	4%	517	2%
Health Care	3,183	1%	784	1%	537	1%
Snacks and Pet Care	824	3%	95	2%	61	(9)%
Fabric Care and Home Care	6,605	5%	1,151	(1)%	717	(5)%
Baby Care and Family Care	4,162	6%	816	2%	516	3%
Corporate	(194)	N/A	(1,844)	N/A	(1,460)	N/A
Total Company	22,135	4%	2,708	(34)%	1,690	(49)%

	Six Months Ended December 31, 2011
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings Attributable to Procter & Gamble	% Change Versus Year Ago
Beauty	$10,668	5%	$1,942	(9)%	$1,485	(10)%
Grooming	4,370	6%	1,331	6%	1,003	5%
Health Care	6,474	6%	1,584	4%	1,079	5%
Snacks and Pet Care	1,600	6%	185	9%	123	2%
Fabric Care and Home Care	13,286	5%	2,414	(7)%	1,522	(10)%
Baby Care and Family Care	8,241	9%	1,608	4%	1,010	4%
Corporate	(587)	N/A	(2,228)	N/A	(1,508)	N/A
Total Company	44,052	6%	6,836	(19)%	4,714	(27)%

Beauty

Beauty net sales increased 1% to $5.4 billion during the second fiscal quarter on unit volume growth of 1%. Organic sales grew 2% on 2% organic volume growth. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 4% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and a decrease in the premium-priced product categories. Favorable foreign exchange added 1% to net sales growth. Volume grew high single digits in developing markets behind investments to support initiatives and expansions, and decreased mid-single digits in developed regions. Volume in Hair Care increased mid-single digits behind high-single-digit growth in developing regions due to product innovations and distribution expansions in Asia, while developed regions decreased mid-single digits. Global market share of the hair care category was up slightly. Volume in Skin Care, Personal Care and Cosmetics decreased low single digits due to the Zest and Infasil divestitures, Olay share loss in developed markets and the volume impact of price increases due to consumer value differences relative to competitive products in North America. Volume in Salon Professional declined high single digits due to market contraction in Europe, distribution share losses and non-strategic brand discontinuations. Volume in Prestige Products decreased low single digits driven by minor brand divestitures and initiative activities in the base period, offset by current year market growth and initiatives for SKII. Net earnings decreased 8% to $802 million, as higher net sales were more than offset by a 150-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction and higher SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales increased slightly due to higher marketing spending.

Beauty net sales increased 5% to $10.7 billion fiscal year to date on unit volume growth of 3%. Organic sales grew 3% on 4% organic volume growth. Price increases contributed 2% to net sales growth. Mix negatively impacted net sales by 3% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and a decrease in the premium-priced product categories. Favorable foreign exchange added 3% to net sales growth. Volume increased high single digits in developing regions while developed regions decreased low single digits. Volume in Retail Hair Care grew mid-single digits behind double-digit growth in developing regions led by Pantene initiatives and Head & Shoulders geographic expansion. Global market share of the hair care category was up slightly. Volume in Skin Care, Personal Care and Cosmetics decreased low single digits due to the Zest and Infasil divestitures, a decrease in Olay due to share loss from competitive activity in North America, and a decrease in the CEEMEA region due to a reduction in customer inventories following relatively high shipments in the June quarter and comparing against a high base period. Volume in Salon Professional was down high single digits mainly due to market contraction in Europe, distribution share losses and competitive activity. Volume in Prestige Products increased mid-single digits driven by initiatives across SKII, Gucci, Hugo, and Lacoste, partially offset by minor brand divestitures. Net earnings decreased 10% to $1.5 billion, as higher net sales were more than offset by a 240-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction and higher SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales increased due to higher marketing and overhead spending.

Grooming

Grooming net sales increased 1% to $2.2 billion during the second fiscal quarter on a 1% increase in unit volume. Organic sales were up 2%. Price increases contributed 2% to net sales growth. Negative product and geographic mix decreased net sales by 2% mainly due to a reduction in premium appliances, which have higher than segment average selling prices. Volume grew high single digits in developing regions and decreased mid-single digits in developed regions. Shave Care volume grew low single digits due to high single-digit growth in developing regions behind product and commercial innovation, Fusion ProGlide geographic expansion and market growth, partially offset by a mid-single-digit decrease in developed regions due to market contraction and competitive activity. Global market share of the blades and razors category was down slightly. Volume in Appliances decreased double digits primarily due to a decrease in Western Europe as a result of market contraction and competitive activity. Global market share of the dry shave category was down over 2 points. Net earnings increased 2% to $517 million, due to net sales growth and a 20-basis point improvement in net earnings margin. Net earnings margin increased due to a reduction in marketing and overhead spending, partially offset by a decline in gross margin due primarily to unfavorable geographic and product mix.

Grooming net sales increased 6% to $4.4 billion fiscal year to date on a 1% increase in unit volume. Organic sales were up 2%. Price increases contributed 2% to net sales growth. Favorable foreign exchange increased net sales growth by 3%. Volume grew mid-single digits in developing regions and decreased mid-single digits in developed regions. Volume in Shave Care was up low single digits due to mid-single-digit growth in developing regions behind initiatives, Fusion ProGlide geographic expansion and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction and competitive activity. Global market share of the blades and razors category was down slightly. Volume in Appliances decreased high single digits due to market contraction in Western Europe and competitive activity. Global market share of the dry shave category was down over 3 points. Net earnings increased 5% to $1.0 billion, largely in line with net sales growth. Net earnings margin decreased 10 basis points due to gross margin contraction and a higher effective tax rate, largely offset by a decrease in SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs and unfavorable geographic and product mix, partially offset by price increases. SG&A as a percentage of net sales decreased primarily due to scale leverage from increased sales. The tax rate increased due to a shift in the geographic mix of earnings to countries with higher statutory tax rates.

Health Care

Health Care net sales increased 1% to $3.2 billion during the second fiscal quarter on unit volume that was in-line with the prior year period. Organic sales were up 1%. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 2% behind geographic and product mix, due to disproportionate growth in countries and products with lower than segment average selling prices. Volume increased low single digits across developing regions, while developed regions decreased low single digits. Oral Care volume decreased low single digits due to initiative activity in the base period in North America behind Crest 3D White and current period competitive activity in developed markets and Asia. Global market share of the oral care category was down slightly. Volume in Personal Health Care increased mid-single digits primarily due to the addition of Teva partnership, with organic volume increasing low single digits behind market growth and Vicks initiative activity, partially offset by lower shipments of Prilosec OTC in North America. All-outlet value share of the U.S. personal health care market was down slightly. Volume in Feminine Care grew low single digits driven by mid-single digit growth in developing markets behind a new distributor start-up in CEEMEA and market growth and product innovation in India, partially offset by a mid-single digit decrease in developed regions due to competitive activity in North America. Global market share of the feminine care category was down about a half a point. Net earnings increased 1% to $537 million, consistent with sales growth. Gross margin declined driven by commodity costs, partially offset by pricing. This was offset by reduced levels of SG&A costs.

Health Care net sales increased 6% to $6.5 billion fiscal year to date on 2% growth in unit volume. Organic sales were up 2%.

Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 2% due to disproportionate growth in countries and products with lower than segment average selling prices. Favorable foreign exchange increased net sales growth by 3%. Volume increased low single digits in developing regions and was in line with the prior period in developed regions. Oral Care volume increased low single digits behind the expansion of Oral-B toothpaste in Western Europe and Latin America, and toothbrush initiatives in Asia. Global market share of the oral care category was unchanged. Volume in Personal Health Care increased low single digits behind market growth and Vicks initiative activity, partially offset by lower shipments of Prilosec OTC in North America due to competitive activity. All-outlet value share of the U.S. personal health care market was unchanged. Volume in Feminine Care was up low single digits driven by mid-single digit growth in developing markets due to distribution expansions in CEEMEA and initiative activity in India, partially offset by a low single digit decrease in developed regions due to competitive activity in North America Net earnings increased 5% to $1.1 billion, largely in line with net sales growth. Net earnings margin decreased 10 basis points due to gross margin contraction, partially offset by lower SG&A as a percentage of net sales. Gross margin declined due to higher commodity costs, partially offset by manufacturing cost savings and price increases. SG&A as a percentage of net sales decreased primarily due to scale leverage from increased sales.

Snacks and Pet Care
Snacks and Pet Care net sales increased 3% to $824 million during the second fiscal quarter on a 2% increase in unit volume. Organic sales were up 3%. Price increases added 3% to net sales growth. Mix negatively impacted net sales by 2% due to disproportionate growth in countries and products with lower than segment average selling prices. Snacks volume increased mid-single digits mainly due to increased distribution and market growth in developing regions. Global market share of the snacks category was unchanged. Pet Care volume decreased low single digits due to customer inventory adjustments and market contraction. Global market share of the pet care category was down slightly. Net earnings decreased 9% to $61 million as sales growth was more than offset by a 100-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to a decline in gross margin and a higher effective tax rate, partially offset by a decrease in overhead spending. Gross margin decreased behind an increase in commodity costs, partially offset by price increases and manufacturing cost savings. The tax rate increased due to a shift in the geographic mix of earnings to countries with higher statutory tax rates. Overhead spending decreased due to incremental costs in the prior year period resulting from the pet food recalls and related supply constraints and lower current year allocations of overhead spending due to the pending divestiture.
Snacks and Pet Care net sales increased 6% to $1.6 billion fiscal year to date on a 2% increase in unit volume. Organic sales increased 4%. Price increases added 2% to net sales growth. Mix negatively impacted net sales by 1% due to disproportionate growth in countries and products with lower than segment average selling prices. Favorable foreign exchange positively impacted net sales growth by 3%. Snacks volume increased mid-single digits mainly due to increased distribution and market growth in developing regions, as well as share growth and market growth in North America. Global market share of the snacks category was up slightly. Pet Care volume was down low single digits due to customer inventory adjustments and market contraction. Global market share of the pet care category was down slightly. Net earnings increased 2% to $123 million due to sales growth, partially offset by a 40-basis point decrease in net earnings margin. Net earnings margin decreased due to a lower gross margin and a higher effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. Gross margin declined behind higher commodity costs, partially offset by manufacturing cost savings and pricing. The tax rate increased due to a shift in the geographic mix of earnings to countries with higher statutory tax rates. SG&A as a percentage of net sales decreased due to scale leverage from increased sales and a reduction in overhead spending due to incremental costs in the prior year period resulting from the pet food recalls and related supply constraints and lower current year allocations of overhead spending due to the pending divestiture.

In April 2011, we announced plans to divest the Company's Snacks business through a merger with Diamond Foods, Inc. in an all-stock Reverse Morris Trust transaction.  The Company expects the transaction to close by the end of the 2012 fiscal year, pending the satisfactory resolution of the Diamond Foods investigations.   The Snacks business had net sales of approximately $1.5 billion and operating income of approximately $200 million in fiscal 2011.

Fabric Care and Home Care
Fabric Care and Home Care net sales increased 5% to $6.6 billion during the second fiscal quarter. Unit volume was in line with the prior year period. Organic sales were up 5%. Price increases contributed 6% to net sales growth. Mix negatively impacted net sales growth by 1% due to disproportionate growth of mid-tier product lines and developing regions, which have lower than segment average selling prices. A high single digits increase in volume in developing regions was offset by a low single digit decrease in developed regions. Fabric Care volume was in line with the prior year as a mid-single digit increase in developing regions driven by initiative activity and market growth was offset by a mid-single digit decrease in developed regions due to competitive activity and the impact of price increases taken in previous quarters. Global market share of the fabric care category decreased more than half a point. Home Care volume increased low single digits driven by initiative activity and distribution expansion in developing regions. Global market share of the home care category was unchanged. Batteries volume decreased low single digits due to market contraction and distribution losses in developed markets, partially offset by market growth and distribution expansion in developing regions. Global market share of the batteries category increased more than half a point. Net earnings decreased 5% to $717 million as net sales growth was more than offset by a 120-basis point decrease in net earnings margin. Net earnings margin decreased mainly due to gross margin contraction. Gross margin decreased mainly due to higher commodity costs, partially offset by manufacturing cost savings and pricing.
Fabric Care and Home Care net sales increased 5% to $13.3 billion fiscal year to date. Unit volume was in line with the prior year period. Organic sales were up 3%. Price increases contributed 5% to net sales growth. Mix negatively impacted net sales growth by 2% due to disproportionate growth of mid-tier product lines and developing regions, which have lower than segment average selling prices. Favorable foreign exchange increased net sales by 2%. Volume in developing regions grew mid-single digits, while volume in developed regions decreased low single digits. Fabric Care volume decreased low single digits mainly due to the impact of the customer forward buy at the end of fiscal 2011 ahead of price increases in North America, partially offset by growth in Asia. Global market share of the fabric care category decreased more than half a point. Home Care volume was in line with the prior year period driven by the impact of the forward buy at the end of fiscal 2011 ahead of the price increases in North America, partially offset by initiative activity and distribution expansion in developing regions. Global market share of the home care category was unchanged. Batteries volume decreased low single digits due to market contraction and distribution losses in developed markets, partially offset by market growth and distribution expansion in developing regions. Global market share of the batteries category increased more than half a point. Net earnings decreased 10% to $1.5 billion as net sales growth was more than offset by a 200-basis point decrease in net earnings margin. Net earnings margin decreased mainly due to gross margin contraction and a higher effective tax rate. Gross margin decreased mainly due to higher commodity costs, partially offset by manufacturing cost savings and pricing. The tax rate increased due to a shift in the geographic mix of earnings to countries with higher statutory tax rates.

Baby Care and Family Care

Baby Care and Family Care net sales increased 6% to $4.2 billion during the second fiscal quarter on unit volume that was unchanged versus the prior year period. Organic sales were up 6%. Pricing added 6% to net sales growth. Volume in developing regions increased double digits, while volume in developed regions decreased mid-single digits. Volume in Baby Care increased mid-single digits as a double digit increase in developing regions behind market size growth and distribution expansion was partially offset by a low single digit decrease in developed regions due to market contraction. Global market share of the baby care category increased nearly 1 point. Volume in Family Care decreased mid-single digits primarily due to competitive activity in North America and price differential relative to competitive products following our price increases. In the U.S., all-outlet share of the family care category decreased more than half a point. Net earnings increased 3% to $516 million as sales growth was partially offset by a 40-basis point reduction in net earnings margin. Net earnings margin declined mainly due to a lower gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The reduction in gross margin was driven by higher commodity costs, partially offset by the impact of higher pricing and manufacturing cost savings. The reduction in SG&A as a percentage of net sales was due primarily to scale benefits from increased net sales.

Baby Care and Family Care net sales increased 9% to $8.2 billion fiscal year to date on 1% volume growth. Organic sales were up 7%. Pricing added 5% to net sales growth. Mix increased net sales by 1% due to disproportionate growth of Baby Care, which has higher than segment average selling prices. Favorable foreign exchange increased net sales growth by 2%. Volume grew double digits in developing regions and decreased mid-single digits in developed regions. Volume in Baby Care was up mid-single digits behind market size growth and distribution expansion in developing regions, partially offset by declines in North America and Western Europe from diaper market softness. Global market share of the baby care category increased 1 point. Volume in Family Care decreased mid-single digits primarily due to competitive activity and the impact of a forward buy at the end of fiscal 2011 ahead of price increases in North America. In the U.S., all-outlet share of the family care category decreased slightly. Net earnings increased 4% to $1.0 billion as sales growth was partially offset by a 60-basis point reduction in net earnings margin. Net earnings margin declined mainly due to a lower gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The reduction in gross margin was driven by higher commodity costs, partially offset by the impact of higher pricing. SG&A as a percentage of net sales decreased due to scale leverage from increased sales.

CORPORATE

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; and certain significant impairment charges. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate net sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and noncontrolling interest adjustments for subsidiaries where we do not have 100% ownership. Since certain unconsolidated entities and less than 100%-owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities and noncontrolling interests in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company's effective tax rate in Corporate). We also eliminate the share of earnings applicable to other ownership interests.
Corporate net sales primarily reflect the adjustment to eliminate the sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate decreased by $87 million in the second fiscal quarter and decreased $41 million fiscal year to date due to adjustments required to eliminate the sales of unconsolidated entities. Net Corporate expenses increased $1.6 billion in the second fiscal quarter and increased $1.5 billion fiscal year to date primarily due to the net after tax goodwill and intangibles impairment charges of $1.5 billion. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

FINANCIAL CONDITION

Operating Activities

We generated $5.5 billion of cash from operating activities during the fiscal year to date period. On a year-to-date basis, the net of accounts receivable, inventory, and accounts payable consumed $2.6 billion of cash. Accounts receivable used $1.1 billion of cash primarily due to increased sales at the end of the period. Inventory consumed $497 million of cash, mainly to support product initiatives and to build stock to support capacity expansions and manufacturing sourcing changes. Accounts payable, accrued and other liabilities used $1,009 million of cash, primarily related to the payment of prior-year marketing accruals and the payment of fines related to violations of the European competition laws.
Investing Activities

Cash used for investing activities was $1.5 billion fiscal year to date, a decline of $72 million versus the prior year period. Capital expenditures consumed $1.8 billion or 4.0% of net sales, as compared to $1.3 billion in the prior year period. Cash generated from asset sales was $238 million in the current year, an increase of $216 million mainly due to proceeds from the PUR divestiture.

Financing Activities

Our financing activities consumed net cash of $2.3 billion. We used $1.8 billion for treasury stock purchases and $3.0 billion for dividends and partially funded these cash outlays through the issuance of $1.9 billion of debt. Cash consumed by financing activities declined $1.3 billion versus the prior year period due to increased levels of debt and a decrease in the treasury stock purchases.

As of December 31, 2011, our current liabilities exceeded current assets by $6.1 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the October - December quarter:

Oct - Dec 2011	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	1%	(1)%	2%	2%
Grooming	1%	—%	1%	2%
Health Care	1%	—%	—%	1%
Snacks and Pet Care	3%	—%	—%	3%
Fabric Care and Home Care	5%	—%	—%	5%
Baby Care and Family Care	6%	—%	—%	6%
Total P&G	4%	—%	—%	4%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul - Dec 2011	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	5%	(3)%	1%	3%
Grooming	6%	(3)%	(1)%	2%
Health Care	6%	(3)%	(1)%	2%
Snacks and Pet Care	6%	(3)%	1%	4%
Fabric Care and Home Care	5%	(2)%	—%	3%
Baby Care and Family Care	9%	(2)%	—%	7%
Total P&G	6%	(3)%	1%	4%
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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Dec ‘11	$5,495	$(1,780)	$3,715	$4,770	78%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the most recent quarter, authorities in France issued a final decision for its investigation into laundry detergents, which resulted in a monetary penalty. As a result, the Company adjusted its previously established accrual for this matter. The remaining matters include investigations by national authorities in Belgium, France, Germany and Greece. We believe that all of these matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust violations often continue for several years and, if violations are found, can result in substantial fines. No non-monetary sanctions are being sought in these matters.

For certain of the remaining matters listed above, we have established accruals for potential fines and we do not expect any significant incremental fines or costs in excess of amounts accrued for these matters. For other remaining matters, we cannot reasonably estimate any fines to which the Company may be subject as a result of the investigations. Please refer to the Company's Risk Factors in Item 1A of this Form 10-Q for additional information.

In December 2008, the Company became aware of an investigation by Italian authorities into an environmental accident at the site of a contractor which provides services to one or more of the Company's European affiliates. The accident involved the explosion of certain pressurized cans and resulted in the death of one worker and serious injuries to another. Italian authorities have commenced a formal criminal proceeding regarding whether the Company's local affiliate and certain of its employees complied with Italian laws related to the proper classification and disposal of their products. The Company's European affiliate

(s) could be levied fines in excess of $100 thousand for this accident.

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
We conduct business across the globe with a significant portion of our sales outside the United States. As a result, we are subject to a number of risks, including, but not limited to, changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues and earnings received and/or balances held by or invested in our foreign subsidiaries, as well as exchange controls and other limits on our ability to repatriate earnings from outside the U.S. that can increase our exposure. We have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange controls, including, but not limited to, Venezuela, China and India. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these risks in an increasingly volatile environment. Further, we expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. Growth rates in these regions may be impacted by the enactment of laws or governmental actions aimed at controlling prices. Should growth rates or our market share fall substantially below expected levels in these regions, our results could be negatively impacted. In addition, economic changes, terrorist activity and political unrest may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption due to terrorist and other hostile activities.
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
A failure of a key information technology system, process, site or service provider could have a material adverse impact on our business or reputation.
We rely extensively on information technology systems, including email and internet sites, as well as hardware, software and other applications, some of which are managed, hosted, provided or used by third-parties or their vendors, to conduct our business. The various uses of these systems and services include, but are not limited to, ordering and managing materials from suppliers, converting materials to finished products, shipping product to customers, marketing and selling products to consumers, collecting and storing customer, consumer, employee, investor and research information, processing transactions, summarizing and reporting results of operations, sharing confidential information, complying with regulatory, legal or tax requirements, providing data security, and other processes necessary to manage our business. If the systems or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
10/1/2011 - 10/31/2011	2,080	$65.89	—
11/1/2011 - 11/30/2011	—	—	—	See Note 3
12/1/2011 - 12/31/2011	7,682,281	$65.09	7,682,142

(1)
The total number of shares purchased was 7,684,361 for the quarter. This includes 2,219 shares acquired by the Company under various compensation and benefit plans. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On January 27, 2012, the Company stated that fiscal year 2011-12 share repurchases to reduce Company shares outstanding are estimated to be approximately $4 billion to $5 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).
.

3-2	Regulations (as amended by the Board of Directors effective January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009).

10-1	Summary of the Company's Short Term Achievement Reward Program's related correspondence and terms and conditions.*

10-2	Company's Form of Separation Agreement and Release.*

10-3	The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009.*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

January 27, 2012	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President and Comptroller

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).
.

3-2	Regulations (as amended by the Board of Directors effective January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009).

10-1	Summary of the Company's Short Term Achievement Reward Program's related correspondence and terms and conditions.

10-2	Company's Form of Separation Agreement and Release.

10-3	The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009.

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

18	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.