Form 10-Q
period 2012-03-31
PROCTER & GAMBLE Co
filed 2012-04-27
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

There were 2,740,105,964 shares of Common Stock outstanding as of March 31, 2012.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.
The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company”, "Procter & Gamble", “we” or “our”) for the three months and nine months ended March 31, 2012 and 2011, the Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2012	2011	2012	2011
Net Sales	$20,194	$19,893	$63,468	$60,653
Cost of products sold	10,237	9,789	31,894	29,327
Selling, general and administrative expense	6,636	6,399	19,769	19,010
Goodwill and indefinite lived intangibles impairment charges	22	—	1,576	—
Operating Income	3,299	3,705	10,229	12,316
Interest expense	179	202	587	619
Other non-operating income/(expense), net	67	104	238	171
Earnings From Continuing Operations Before Income Taxes	3,187	3,607	9,880	11,868
Income taxes on continuing operations	754	748	2,776	2,638
Net Earnings from Continuing Operations	2,433	2,859	7,104	9,230
Net Earnings from Discontinued Operations	34	47	133	158
Net Earnings	2,467	2,906	7,237	9,388
Less: Net earnings attributable to noncontrolling interests	56	33	112	101
Net Earnings Attributable to Procter & Gamble	$2,411	$2,873	$7,125	$9,287

Basic Net Earnings per Common Share (1)
Earnings from continuing operations	$0.84	$0.99	$2.47	$3.18
Earnings from discontinued operations	0.01	0.02	0.05	0.06
Basic Net Earnings per Common Share	0.85	1.01	2.52	3.24
Diluted Net Earnings per Common Share (1)
Earnings from continuing operations	0.81	0.94	2.37	3.04
Earnings from discontinued operations	0.01	0.02	0.05	0.05
Diluted Net Earnings per Common Share	0.82	0.96	2.42	3.09
Dividends	$0.5250	$0.4818	$1.5750	$1.4454
Diluted Weighted Average Common Shares Outstanding	2,937.8	2,999.3	2,944.9	3,008.6
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$3,991	$2,768
Accounts receivable			6,200	6,275
Inventories
Materials and supplies			1,866	2,153
Work in process			728	717
Finished goods			4,645	4,509
Total inventories			7,239	7,379
Deferred income taxes			1,219	1,140
Prepaid expenses and other current assets			3,817	4,408
Assets held for sale, net			642	—
TOTAL CURRENT ASSETS			23,108	21,970
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,503	7,753
Machinery and equipment			32,154	32,820
Land			897	934
Total property, plant and equipment			40,554	41,507
Accumulated depreciation			(20,170)	(20,214)
NET PROPERTY, PLANT AND EQUIPMENT			20,384	21,293
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			54,833	57,562
Trademarks and other intangible assets, net			31,429	32,620
NET GOODWILL AND OTHER INTANGIBLE ASSETS			86,262	90,182
OTHER NONCURRENT ASSETS			4,851	4,909
TOTAL ASSETS			$134,605	$138,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$6,684	$8,022
Accrued and other liabilities			8,449	9,290
Debt due within one year			11,771	9,981
TOTAL CURRENT LIABILITIES			26,904	27,293
LONG-TERM DEBT			21,341	22,033
DEFERRED INCOME TAXES			11,297	11,070
OTHER NONCURRENT LIABILITIES			9,154	9,957
TOTAL LIABILITIES			68,696	70,353
SHAREHOLDERS’ EQUITY
Preferred stock			1,202	1,234
Common stock – shares issued –	31-Mar	4,008.4	4,008
	30-Jun	4,007.9		4,008
Additional paid-in capital			63,068	62,405
Reserve for ESOP debt retirement			(1,356)	(1,357)
Accumulated other comprehensive income (loss)			(5,063)	(2,054)
Treasury stock			(69,918)	(67,278)
Retained earnings			73,324	70,682
Noncontrolling interest			644	361
TOTAL SHAREHOLDERS’ EQUITY			65,909	68,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$134,605	$138,354
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2012	2011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,768	$2,879
OPERATING ACTIVITIES
Net earnings	7,237	9,388
Depreciation and amortization	2,427	2,103
Share-based compensation expense	277	295
Deferred income taxes	(5)	186
(Gain)/loss on sale of businesses	(201)	(70)
Goodwill and indefinite lived intangibles impairment charges	1,576	—
Changes in:
Accounts receivable	(347)	(495)
Inventories	(287)	(817)
Accounts payable, accrued and other liabilities	(1,558)	(223)
Other operating assets and liabilities	131	(831)
Other	61	(84)
TOTAL OPERATING ACTIVITIES	9,311	9,452
INVESTING ACTIVITIES
Capital expenditures	(2,663)	(2,066)
Proceeds from asset sales	290	89
Acquisitions, net of cash acquired	(4)	(489)
Change in investments	90	97
TOTAL INVESTING ACTIVITIES	(2,287)	(2,369)
FINANCING ACTIVITIES
Dividends to shareholders	(4,521)	(4,237)
Change in short-term debt	(122)	(420)
Additions to long-term debt	3,985	1,536
Reductions of long-term debt	(2,514)	(188)
Treasury stock purchases	(4,023)	(4,536)
Impact of stock options and other	1,439	691
TOTAL FINANCING ACTIVITIES	(5,756)	(7,154)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(45)	138
CHANGE IN CASH AND CASH EQUIVALENTS	1,223	67
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,991	$2,946
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated by the Company’s Form 8-K filed on February 10, 2012. The results of operations for the three-month and nine-month periods ended March 31, 2012, are not necessarily indicative of annual results.

2. New Accounting Pronouncements and Policies- Beginning with the quarter ended December 31, 2011, we elected to revise our Consolidated Statements of Earnings to present separately the net expense for earnings attributable to noncontrolling interests. This change was applied retrospectively. The amount reclassified to net earnings attributable to noncontrolling interests for the nine months ended March 31, 2011, totaling $101 million, had an offsetting impact on other non-operating income/(expense) within the Consolidated Statement of Earnings and on "changes in other operating assets and liabilities" within Operating Activities of the Consolidated Statement of Cash Flows. In connection with this change, we also made a change to prior year Consolidated Statement of Cash Flow amounts to appropriately classify dividends paid to noncontrolling interests. Such dividends had historically been included in "changes in other operating assets and liabilities" within Operating Activities of the Consolidated Statement of Cash Flows. These dividend payments ($67 million for the nine months ended March 31, 2011) were reclassified to "impact of stock options and other" within Financing Activities of the Consolidated Statement of Cash Flows.

No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3. Comprehensive Income - Total comprehensive income is comprised primarily of net earnings, net currency translation gains and losses, impacts of net investment and cash flow hedges, net unrealized gains and losses on investment securities and defined benefit and other retiree benefit plan activities. Total comprehensive income for the three months ended March 31, 2012 and 2011 was $3,778 million and $4,767 million, respectively. For the nine months ended March 31, 2012 and 2011, total comprehensive income was $4,228 million and $13,715 million, respectively.

4. Segment Information - Effective during the quarter ended December 31, 2011, we implemented a number of changes to the organization structure of the Beauty and Grooming GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Beauty reportable segment and are now included in the Grooming reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Grooming reportable segment to the Beauty reportable segment. These changes have been reflected in our segment reporting for all periods presented.
In February 2012, we announced an agreement to divest the Snacks business to The Kellogg Company subject to necessary regulatory approvals. As a result of this transaction the Snacks business is reported as discontinued operations effective with the quarter ended March 31, 2012. Therefore Snacks sales and earnings are no longer included in the results of the continuing operations of the Company. The transaction is expected to close by the end of the current fiscal year. Additionally, as a result of this change, the Pet Care business is now included in the Fabric Care and Home Care segment. These changes have been reflected in our consolidated and segment reporting for all periods presented.
Following is a summary of segment results.

		Three Months Ended March 31			Nine Months Ended March 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty	2012	$4,844	$710	$523	$15,512	$2,652	$2,008
	2011	4,814	704	510	14,955	2,836	2,161
Grooming	2012	1,962	530	398	6,332	1,861	1,401
	2011	1,963	580	416	6,103	1,831	1,370
Health Care	2012	3,018	638	411	9,492	2,222	1,490
	2011	2,962	658	427	9,084	2,178	1,453
Fabric Care and Home Care	2012	6,595	1,161	716	20,703	3,643	2,280
	2011	6,548	1,250	789	19,951	3,906	2,533
Baby Care and Family Care	2012	4,153	903	573	12,394	2,511	1,583
	2011	3,968	832	528	11,550	2,383	1,500
Corporate	2012	(378)	(755)	(188)	(965)	(3,009)	(1,658)
	2011	(362)	(417)	189	(990)	(1,266)	213
Total	2012	20,194	3,187	2,433	63,468	9,880	7,104
	2011	19,893	3,607	2,859	60,653	11,868	9,230

5. Goodwill and Other Intangible Assets - Goodwill as of March 31, 2012, is allocated by reportable segment as follows (amounts in millions):

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at June 30, 2011	$18,039	$22,650	$8,179	$6,735	$1,553	$406	$57,562
Acquisitions and divestitures	(2)	(10)	415	34	—	—	437
Goodwill impairment charges	(431)	(899)	—	—	—	—	(1,330)
Reclassification to held for sale	—	—	—	—	—	(95)	(95)
Translation and other	(716)	(643)	(194)	(128)	(58)	(2)	(1,741)
GOODWILL at March 31, 2012	$16,890	$21,098	$8,400	$6,641	$1,495	$309	$54,833

On February 15, 2012, the Company announced an agreement for the sale of the global Snacks business, with an expected closing by the end of the current fiscal year subject to necessary regulatory approvals. As a result, the Snacks goodwill was moved to the Corporate Segment and is included in assets held for sale, net, in accordance with the required held for sale treatment. The Pet Care goodwill was moved to the Fabric Care and Home Care segment for all periods presented.
During the second quarter of fiscal 2012, we changed our annual goodwill impairment testing date from July 1 to October 1 of each year. This change was made to better align the timing of our annual impairment testing with the timing of the Company's annual strategic planning process. We believe this change is preferable because it allows us to more efficiently utilize the reporting units' long-term financial projections, which are generated from the annual strategic planning process, as the basis for performing our annual impairment testing. This change did not result in any delay, acceleration or avoidance of impairment, nor did this change result in adjustments to previously issued financial statements. This change was applied prospectively beginning on October 1, 2011; retrospective application to prior periods was impracticable as the Company was unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods. We also test our indefinite lived intangibles for impairment during the second fiscal quarter of each year, and accordingly performed this testing during the quarter ended December 31, 2011.
We tested goodwill for impairment as of July 1, 2011 (the testing date under our previous policy) and no impairments were indicated. Our goodwill impairment testing as of October 1, 2011 (the testing date under our new policy) determined that certain goodwill amounts were impaired. Specifically, the results of our impairment testing during the quarter ended December 31, 2011, indicated that the estimated fair values of our Appliances and Salon Professional reporting units were less than their respective carrying amounts. The test to evaluate goodwill for impairment is a two step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment. The second step of the goodwill impairment evaluations were finalized during the quarter ended March 31, 2012 resulting in no material adjustments to the impairments recorded in the prior quarter. As a result of our impairment testing, we recorded an estimated non cash before and after tax impairment charge of $1,330 million to reduce the carrying amount of goodwill for these units to an estimated fair value of $899 million related to Appliances and $431 million related to Salon Professional. Following the impairment charges, the carrying values of the Appliances and Salon Professional goodwill were $614 million and $422 million, respectively.
Our impairment testing for indefinite lived intangible assets during the quarter ended December 31, 2011, also indicated a decline in the fair value of our Koleston Perfect and Wella trade name intangible assets below their respective carrying values. This resulted in a non cash before tax impairment charge of $246 million ($173 million after tax) to reduce the carrying amounts of these assets to their respective fair values. Following the impairment charges, the carrying values of the Koleston Perfect and Wella trade names were $308 million and $605 million, respectively. All of the impairment charges are included in Corporate for segment reporting.
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
The declines in the fair value of the Appliances and Salon Professional reporting units and the underlying Koleston Perfect and Wella trade name intangibles were driven by a combination of similar competitive and economic factors, which are resulting in a reduction in the forecasted growth rates and cash flows used to estimate fair value. These factors include: (1) a more prolonged and deeper deterioration of the macroeconomic environment than was previously expected which, due to the more discretionary nature of the Appliances and Salon Professional businesses, is leading to a reduction in the overall market size in the short term and a more significant and prolonged reduction in the expected underlying market growth rates and resulting sales levels in the longer term. This is particularly evident in Europe, which is where we have historically generated a majority of the Appliances and Salon Professional sales; (2) increasing competitive levels of innovation in Salon Professional negatively impacting our current and nearer-term projected market share progress; and (3) an increasing level of competitive pricing activities negatively impacting pricing levels and lowering overall category profitability. As a result of these factors, we have recently reduced our current and longer-term sales and earnings forecasts for these businesses.
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

Goodwill also decreased from June 30, 2011, due to currency translation across reportable segments and the divestiture of PUR, the water filtration brand, in our Health Care reportable segment. These decreases were partially offset by the establishment of goodwill related to the business combinations with Teva Pharmaceuticals Industries in our Health Care reportable segment and Powermat Ltd. in our Fabric Care and Home Care segment.

Identifiable intangible assets as of March 31, 2012, are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$8,880	$4,497
Intangible assets with indefinite lives	27,046	—
Total identifiable intangible assets	$35,926	$4,497

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands.

The amortization of intangible assets for the three months ended March 31, 2012 and 2011 was $122 million and $128 million, respectively. For the nine months ended March 31, 2012 and 2011, the amortization of intangible assets was $373 million and $399 million, respectively.

6. Share-Based Compensation - Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months and nine months ended March 31, 2012 and 2011 are summarized in the following table (amounts in millions):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Share-Based Compensation
Stock options	$86	$101	$224	$254
Other share-based awards	23	14	53	41
Total share-based compensation	$109	$115	$277	$295
Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

7. Postretirement Benefits - The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31		Three Months Ended March 31
Amounts in millions	2012	2011	2012	2011
Service cost	$62	$65	$35	$40
Interest cost	149	146	69	72
Expected return on plan assets	(140)	(123)	(109)	(108)
Amortization of deferred amounts	6	4	(5)	(3)
Recognized net actuarial loss	25	39	25	25
Gross benefit cost (credit)	102	131	15	26
Dividends on ESOP preferred stock	—	—	(19)	(20)
Net periodic benefit cost (credit)	$102	$131	$(4)	$6

	Pension Benefits		Other Retiree Benefits
	Nine Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2012	2011	2012	2011
Service cost	$192	$191	$106	$110
Interest cost	458	430	207	203
Expected return on plan assets	(428)	(364)	(325)	(323)
Amortization of deferred amounts	17	13	(15)	(13)
Recognized net actuarial loss	77	114	74	72
Gross benefit cost (credit)	316	384	47	49
Dividends on ESOP preferred stock	—	—	(56)	(59)
Net periodic benefit cost (credit)	$316	$384	$(9)	$(10)

For the year ending June 30, 2012, the expected return on plan assets is 7.4% and 9.2% for defined benefit and other retiree benefit plans, respectively.

8. Risk Management Activities and Fair Value Measurements- As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

For details on the Company’s risk management activities and fair value measurement policies under the fair value hierarchy,

refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated by the Company’s Form 8-K filed on February 10, 2012.

Fair Value Hierarchy
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of March 31, 2012 and June 30, 2011 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011
Assets recorded at fair value:
Investment securities	$11	$16	$—	$—	$22	$23	$33	$39
Derivatives relating to:
Foreign currency hedges	—	—	11	1	—	—	11	1
Other foreign currency instruments (1)	—	—	85	182	—	—	85	182
Interest rates	—	—	286	163	—	—	286	163
Net investment hedges	—	—	68	—	—	—	68	—
Commodities	—	—	10	4	—	—	10	4
Total assets recorded at fair value (2)	11	16	460	350	22	23	493	389
Liabilities recorded at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	116	119	—	—	116	119
Other foreign currency instruments (1)	—	—	38	43	—	—	38	43
Interest rates	—	—	30	—	—	—	30	—
Net investment hedges	—	—	36	138	—	—	36	138
Commodities	—	—	8	1	—	—	8	1
Liabilities recorded at fair value (3)	—	—	228	301	—	—	228	301
Liabilities not recorded at fair value:
Long-term debt instruments (4)	22,658	22,423	1,086	995	—	—	23,744	23,418
Total liabilities recorded and not recorded at fair value	22,658	22,423	1,314	1,296	—	—	23,972	23,719

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)	Long-term debt instruments are not recorded at fair value on a recurring basis however are measured at fair value for disclosure purposes.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented.

Assets and Liabilities Re-measured at Fair Value on a Non-recurring Basis
The Company re-measured operating real estate assets that qualified as held for sale during the quarter at fair value of $8 million using comparable prices for similar assets, incurring a $220 million loss. There were no additional assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented, except for the goodwill and intangible assets discussed in Note 5.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of March 31, 2012 was $81 million. The Company has never been required to post any collateral as a result of these contractual features.

Fair Values of Other Financial Instruments
Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2012 and June 30, 2011 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	831	831	(105)	(118)
Commodity contracts	9	16	—	4
Total	840	847	(105)	(114)
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	10,971	10,308	256	163
Derivatives in Net Investment Hedging Relationships
Net investment hedges	1,758	1,540	32	(138)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	11,059	14,957	47	139
Commodity contracts	157	39	2	(1)
Total	11,216	14,996	49	138

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	March 31, 2012	June 30, 2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$12	$15
Foreign currency contracts	25	32
Commodity contracts	—	3
Total	37	50
Derivatives in Net Investment Hedging Relationships
Net investment hedges	17	(88)

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the three and nine months ended March 31, 2012 and 2011, was not material. During the next 12 months, the amount of the March 31, 2012 accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2012 and 2011 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended March 31		Nine Months Ended March 31
Amounts in Millions	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$1	$5	$5
Foreign currency contracts	60	17	33	(51)
Commodity contracts	2	1	3	19
Total	64	19	41	(27)

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31		Nine Months Ended March 31
Amounts in Millions	2012	2011	2012	2011
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	(19)	(90)	93	(115)
Debt	17	92	(97)	118
Total	(2)	2	(4)	3
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	9	2	1	1
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	168	438	(823)	1,064
Commodity contracts	2	—	1	4
Total	170	438	(822)	1,068

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

9. Restructuring Program
In February 2012, the Company announced a productivity and cost savings plan to reduce costs in the areas of supply chain, research & development, marketing and overheads. The program was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The Company expects to incur approximately $3.5 billion in before-tax restructuring costs over a four year period as part of this plan. The Company expects to incur more than half of the costs under this plan by the end of fiscal 2013, with the remainder incurred in fiscal years 2014 and 2015.
The restructuring activities will be executed across the Company's centralized organization as well as the MDO and GBU organizations. These restructuring activities include a plan for a net reduction in non-manufacturing overhead personnel of 10%, or 5,700 separations, by the end of fiscal 2013. This will be done via the elimination of duplicate work, simplification through the use of technology, and the optimization of functional organizations, and business units. In addition, the plan includes integration of newly acquired companies, optimization of the supply chain and other manufacturing processes.
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. These ongoing activities are included in the $3.5 billion total plan cost and in the productivity and cost savings plan information provided below. Costs incurred under the plan will consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company will also incur other types of costs outlined below as a direct result of the plan. For the nine months ended March 31, 2012, the Company incurred charges of $686 million for this plan. Approximately $521 million of these charges were recorded in selling, general and administrative expense with the remainder in cost of products sold.
The following table presents accrued restructuring activity for the nine months ended March 31, 2012:

				For the Nine Months Ended March 31, 2012
Amounts in millions	Accrual Balance June 30, 2011	Charges Previously Reported (Six Months ended December 31, 2011)	Charges for the Three Months ended March 31, 2012	Cash Spent	Charges Against Assets	Reserve Balance March 31, 2012
Separations	$121	$57	$213	$133	$—	$258
Asset-Related Costs	—	48	265	—	313	—
Other Costs	30	63	40	106	—	27
Total	151	168	518	239	313	285

Separation Costs
Employee separation charges for the three months and nine months ended March 31, 2012 relate to severance packages for approximately 1,700 and 2,500 employees, respectively. Separations related to non-manufacturing overhead personnel were approximately 1,200 and 1,600 for the three and nine months ended March 31, 2012, respectively; these separations occurred primarily in North America and Western Europe. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
Asset-Related Costs
Asset-related costs consist of both asset write downs and accelerated depreciation. Asset write downs relate to the establishment of a new fair value basis for assets held for sale or disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These shortened-lived assets consist primarily of manufacturing consolidations and technology standardization. The asset-related charges will not have a significant impact on future depreciation charges. The majority of asset-related costs for the nine months ended March 31, 2012, are related to the decision to relocate operations from the Company's offices in Kobe, Japan.
Other Costs
Other restructuring-type charges are incurred as a direct result of the productivity and cost savings plan. Such charges primarily include employee relocation related to separations and office consolidations, termination of contracts related to supply chain redesign, and the cost to change internal systems and processes to support the underlying organizational changes.
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring program charges will be funded by and included within Corporate for segment reporting. Accordingly, 100% of the charges under the program are included within the Corporate reportable segment. However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments.

Amounts in millions	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Beauty	$36	$56
Grooming	9	11
Health Care	11	13
Fabric & Home Care	79	98
Baby Care and Family Care	22	38
Corporate (1)	361	470
Total Company	518	686
(1) Corporate includes costs related to allocated overheads, including charges related to our MDO, GBS and Corporate

Functions activities.

10. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, advertising, contracts, environmental issues, labor and employment matters and income taxes.

As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. The Company’s policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with investigations by relevant regulatory authorities, which the Company is doing. Competition and antitrust law inquiries often continue for several years and, if violations are found, can result in substantial fines.

In response to the actions of the regulatory authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company has identified violations in certain European countries and appropriate actions were taken.

Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $16 million has been paid as of March 31, 2012. Most of those decisions are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $19 million as of March 31, 2012. While the ultimate resolution of the matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively. The remaining authorities' investigations are in various stages of the regulatory process. For these other remaining competition law matters, we cannot reasonably estimate any additional fines to which the Company may be subject as a result of the investigations. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated by the Company’s Form 8-K filed on February 10, 2012.

11. Discontinued Operations
In February 2012, the Company announced an agreement to sell its global snacks business to The Kellogg Company for $2.7 billion in an all-cash transaction. The Company expects to complete the transaction by the end of the current fiscal year with final timing pending the receipt of necessary regulatory approvals.
The snacks business had historically been part of the Company’s Snacks & Pet Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the snacks business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the balance sheet positions as of March 31, 2012, that are anticipated to transition to The Kellogg Company are presented as held for sale in the Consolidated Balance Sheet.
Following is selected financial information included in net earnings from discontinued operations for the snacks business:

	Three months ended September 30		Three months ended December 31		Three months ended March 31		Nine months ended March 31
Amounts in millions	2011	2010	2011	2010	2012	2011	2012	2011
Net sales	$387	$338	$391	$371	$350	$337	$1,128	$1,046
Earnings from discontinued operations before income taxes	84	77	59	73	56	67	199	217
Income tax expense	26	22	18	17	22	20	66	59
Net earnings from discontinued operations	58	55	41	56	34	47	133	158

At March 31, 2012, the major components of assets and liabilities of the snacks business held for sale were as follows:

Amounts in millions	March 31, 2012
Accounts receivable	$119
Inventories	122
Prepaid expenses and other assets	7
Property, plant and equipment, net	354
Goodwill	95
Total assets held for sale	697

Accrued and other liabilities	55
Total liabilities held for sale	55
Assets held for sale, net	642

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this section titled "Economic Conditions, Challenges and Risks" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The purpose of this discussion is to provide an understanding of Procter & Gamble’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•	Overview

•	Summary of Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three Months Ended March 31, 2012

•	Results of Operations – Nine Months Ended March 31, 2012

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2012

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores, which are the neighborhood stores which serve many consumers in developing markets. We continue to expand our presence in other channels, including department stores, perfumeries, pharmacies, salons and e-commerce. We have on-the-ground operations in approximately 80 countries.

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
Effective during the quarter ended December 31, 2011 and as reflected in the Company's Form 8-K filed on February 10, 2012, we implemented a number of changes to the organization structure of the Beauty GBU, which resulted in changes to the components of our reportable segment structure. Female blades and razors were formerly included in the Beauty reportable segment and are now included in the Grooming reportable segment. Certain male-focused brands and businesses, such as Old Spice and Gillette personal care, moved from the Grooming reportable segment to the Beauty reportable segment. These changes have been reflected in our segment reporting for all periods presented.
In February 2012 we announced an agreement to divest the Snacks business to The Kellogg Company subject to necessary regulatory approvals. As a result of this transaction the Snacks business is reported as discontinued operations effective with the January - March 2012 quarter. Therefore, Snacks sales and earnings are no longer included in the results of the continuing operations of the Company. The transaction is expected to close by the end of the current fiscal year. Additionally, as a result of this change we consolidated the Pet Care business into the Fabric Care and Home Care segment effective this quarter. These changes have been reflected in our segment reporting for all periods presented.
The table below provides more information about the components of our reportable business segment structure.

Reportable Segment	Categories	Billion Dollar Brands
Beauty	Antiperspirant and Deodorant, Cosmetics, Hair Care, Hair Color, Hair Styling, Personal Cleansing, Prestige Products, Salon Professional, Skin Care	Head & Shoulders, Olay, Pantene, SKII, Wella
Grooming	Blades and Razors, Electronic Hair Removal Devices, Home Small Appliances, Pre and Post Shave products	Braun, Fusion, Gillette, Mach3
Health Care	Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Other Oral Care	Always, Crest, Oral-B, Vicks
Fabric Care and Home Care	Air Care, Batteries, Dish Care, Fabric Enhancers, Laundry Additives, Laundry Detergents, Pet Care, Surface Care	Ace, Ariel, Dawn, Downy, Duracell, Gain, Iams, Tide, Febreze
Baby Care and Family Care	Baby Wipes, Diapers, Paper Towels, Tissues, Toilet Paper	Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended March 31, 2012 (excludes net sales and net earnings in Corporate):

	Three Months Ended March 31
	Net Sales	Net Earnings
Beauty	24%	20%
Grooming	9%	15%
Health Care	15%	16%
Fabric Care and Home Care	32%	27%
Baby Care and Family Care	20%	22%
Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the nine months ended March 31, 2012 (excludes net sales and net earnings in Corporate):

	Nine Months Ended March 31
	Net Sales	Net Earnings
Beauty	24%	23%
Grooming	10%	16%
Health Care	15%	17%
Fabric Care and Home Care	32%	26%
Baby Care and Family Care	19%	18%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2012 versus the nine months ended March 31, 2011:

•	Net sales increased 5% to $63.5 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 4%.

•	Unit volume grew 1%, with low single digit growth for Beauty, Health Care, Grooming, and Baby Care and Family Care, and a low single digit decline in Fabric Care and Home Care.

•
Net earnings attributable to Procter & Gamble were $7.1 billion, a decrease of $2.2 billion or 23% versus the prior year period. The decrease in net earnings was due to sales growth being more than offset by impairment charges, incremental restructuring charges and gross margin contraction. The impairment charges included $1.6 billion of before tax non-cash goodwill and intangible assets impairment charges associated with the Appliances and Salon Professional businesses. The incremental restructuring charges totaled $475 million before tax, resulting from the Company's productivity and cost savings plan announced during the quarter ended March 31, 2012. The decline in gross margin was driven primarily by higher commodity costs, partially offset by price increases.

•
Diluted net earnings per share decreased 22% to $2.42 and Diluted net earnings per share from continuing operations decreased 22% to $2.37. The earnings per share decline is different from the net earnings decline due to the impact of share repurchase activity.

•
Operating cash flow for fiscal year to date decreased 1% to $9.3 billion. Free cash flow, which is operating cash flow less capital expenditures, was $6.6 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 92%.

ECONOMIC CONDITIONS, CHALLENGES AND RISKS
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
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as consistent productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange controls, such as Venezuela, China and India. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
Global Economic Conditions. Demand for our products has a correlation to global macroeconomic factors. The current macroeconomic factors remain dynamic. Economic changes, terrorist activity, political unrest and natural disasters may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets, due to terrorist and other hostile activities or natural disasters. We could also be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of a deterioration in the credit worthiness of or a default by local governments, resulting in a disruption of credit markets. Such events could negatively impact our ability to collect receipts due from governments, including refunds of value added taxes, create significant credit risks relative to our local customers and depository institutions, and/or negatively impact our overall liquidity.
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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2012
The following discussion provides a review of results for the three months ended March 31, 2012 versus the three months ended March 31, 2011.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended March 31
	2012	2011	% CHG
NET SALES	$20,194	$19,893	2%
COST OF PRODUCTS SOLD	10,237	9,789	5%
GROSS PROFIT	9,957	10,104	(1)%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	6,636	6,399	4%
GOODWILL & INDEFINITE LIVED INTANGIBLE IMPAIRMENT CHARGES	22	—
OPERATING INCOME	3,299	3,705	(11)%
TOTAL INTEREST EXPENSE	179	202
OTHER NON-OPERATING INCOME/(EXPENSE), NET	67	104
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,187	3,607	(12)%
INCOME TAXES ON CONTINUING OPERATIONS	754	748
NET EARNINGS FROM CONTINUING OPERATIONS	2,433	2,859	(15)%
NET EARNINGS FROM DISCONTINUED OPERATIONS	34	47	(28)%
NET EARNINGS	2,467	2,906	(15)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	56	33	70%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	2,411	2,873	(16)%
EFFECTIVE TAX RATE ON CONTINUING OPERATIONS	23.7%	20.7%

BASIC NET EARNINGS PER COMMN SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$0.84	$0.99	(15)%
EARNINGS FROM DISCONTINUED OPERATIONS	$0.01	$0.02	(50)%
BASIC NET EARNINGS PER COMMON SHARE	$0.85	$1.01	(16)%
DILUTED NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$0.81	$0.94	(14)%
EARNINGS FROM DISCONTINUED OPERATIONS	$0.01	$0.02	(50)%
DILUTED NET EARNINGS PER COMMON SHARE	$0.82	$0.96	(15)%
DIVIDENDS PER COMMON SHARE	$0.5250	$0.4818	9%
AVERAGE DILUTED SHARES OUTSTANDING	2,937.8	2,999.3
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.3%	50.8%	(150)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	32.9%	32.2%	70
OPERATING MARGIN	16.3%	18.6%	(230)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15.8%	18.1%	(230)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	11.9%	14.4%	(250)

Net sales increased 2% to $20.2 billion for the January - March quarter on unit volume that was in line with the prior year period. Baby Care and Family Care, Beauty and Grooming grew volume low single digits. Health Care volume was in line with the prior year period. Fabric Care and Home Care volume decreased low single digits. Volume grew mid-single digits in developing regions and was down mid-single digits in developed regions. Price increases added 5% to net sales, driven by price increases across all business segments and regions, primarily to offset commodity cost increases and devaluing developing market currencies. Negative mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Unfavorable foreign exchange reduced net sales by 1%. Organic sales growth was 3% driven by unit volume growth and price increases, partially offset by the impact of unfavorable mix.

	Net Sales Change Drivers 2012 vs. 2011 (Three Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty	1%	1%	-1%	5%	-4%	1%
Grooming	1%	1%	-2%	3%	-2%	0%
Health Care	0%	-1%	-1%	3%	0%	2%
Fabric Care and Home Care	-3%	-3%	-1%	7%	-2%	1%
Baby Care and Family Care	3%	3%	-1%	5%	-2%	5%
TOTAL COMPANY	0%	0%	-1%	5%	-2%	2%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 150 basis points to 49.3% of net sales for the quarter. The reduction in gross margin was driven mainly by a 230 basis point impact from higher commodity and energy costs. Gross margin was also negatively impacted by a 210 basis points from negative product mix behind disproportionate growth in developing regions and mid-tier products, and by 50 basis points from incremental restructuring spending in the current period. These impacts were partially offset by a 230 basis point positive impact from increased pricing and from manufacturing cost savings.

Total selling, general and administrative expenses (SG&A) increased 4% to $6.6 billion, primarily driven by an increase in overhead spending partially offset by a decrease in marketing spending. The increase in overhead spending was driven by $350 million in incremental restructuring spending to support the productivity and cost savings plan, partially offset by reductions in going spending levels. Marketing spending decreased primarily due to the impact of foreign exchange. SG&A as a percentage of net sales increased 70 basis points to 32.9%, as approximately 170 basis points of incremental restructuring spending was partially offset by reductions in other overheads and marketing spending.

Interest expense was $179 million for the quarter, down $23 million versus the prior year period due to lower interest rates on floating rate debt, partially offset by an increase in debt outstanding. Other non-operating income/(expense) decreased $37 million mainly behind the Zest business divestiture gain in the base period. The effective tax rate on continuing operations increased 300 basis points to 23.7% primarily driven by geographic mix of earnings to countries with higher effective tax rates.

Net earnings attributable to Procter & Gamble decreased 16% to $2.4 billion for the quarter as the net sales increase was more than offset by operating margin contraction. Operating margin declined 230 basis points primarily due to the gross margin reduction and SG&A increase discussed above. Diluted net earnings per share from continuing operations decreased 14% to $0.81.

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

There are also exchange controls over securities transactions in what was the parallel market, which has historically been used to pay for imported goods and services that do not qualify for exchange in the official market and is now controlled by authorities. The Central Bank of Venezuela is currently the only legal intermediary to execute foreign exchange transactions outside of CADIVI (4.3 rate) through the SITME rate which was approximately 5.3 as of March 31, 2012. The notional amount of transactions that run through this foreign exchange rate for non-essential goods is restrictive, which for us has essentially eliminated our ability to access any foreign exchange rate other than the CADIVI (4.3) rate to pay for imported goods and/or manage our local monetary asset balances.

As of March 31, 2012, we had net monetary assets denominated in local currency of approximately $984 million. Approximately $302 million of this balance has been remeasured using the SITME rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans and the creditworthiness of the local depository institutions and other creditors, we have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official and parallel exchange rates on the portion of our local monetary assets reflected at the 4.3 official exchange rate.

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

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2012
The following discussion provides a review of results for the nine months ended March 31, 2012 versus the nine months ended March 31, 2011.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Nine Months Ended March 31
	2012	2011	% CHG
NET SALES	$63,468	$60,653	5%
COST OF PRODUCTS SOLD	31,894	29,327	9%
GROSS PROFIT	31,574	31,326	1%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	19,769	19,010	4%
GOODWILL & INDEFINITE LIVED INTANGIBLE IMPAIRMENT CHARGES	1,576	—
OPERATING INCOME	10,229	12,316	(17)%
TOTAL INTEREST EXPENSE	587	619
OTHER NON-OPERATING INCOME/(EXPENSE), NET	238	171
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,880	11,868	(17)%
INCOME TAXES ON CONTINUING OPERATIONS	2,776	2,638
NET EARNINGS FROM CONTINUING OPERATIONS	7,104	9,230	(23)%
NET EARNINGS FROM DISCONTINUED OPERATIONS	133	158	(16)%
NET EARNINGS	7,237	9,388	(23)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	112	101	11%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	7,125	9,287	(23)%
EFFECTIVE TAX RATE ON CONTINUING OPERATIONS	28.1%	22.2%

BASIC NET EARNINGS PER COMMN SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$2.47	$3.18	(22)%
EARNINGS FROM DISCONTINUED OPERATIONS	$0.05	$0.06	(17)%
BASIC NET EARNINGS PER COMMON SHARE	$2.52	$3.24	(22)%
DILUTED NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$2.37	$3.04	(22)%
EARNINGS FROM DISCONTINUED OPERATIONS	$0.05	$0.05	—%
DILUTED NET EARNINGS PER COMMON SHARE	$2.42	$3.09	(22)%
DIVIDENDS PER COMMON SHARE	$1.5750	$1.4454	9%
AVERAGE DILUTED SHARES OUTSTANDING	2,944.9	3,008.6
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.7%	51.6%	(190)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.1%	31.3%	(20)
OPERATING MARGIN	16.1%	20.3%	(420)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15.6%	19.6%	(400)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	11.2%	15.3%	(410)

Net sales increased 5% to $63.5 billion fiscal year to date on a 1% increase in unit volume. Volume grew low single digits in Beauty, Health Care, Grooming, and Baby Care and Family Care. Fabric Care and Home Care volume decreased low single digits. Volume grew mid-single digits in developing regions and was down low single digits in developed regions. Price increases added 4% to net sales, driven by price increases across all business segments and regions, primarily to help offset commodity costs and devaluing currencies in certain developing markets. Negative mix reduced net sales by 1% due mainly to disproportionate growth in developing regions and mid-tier value products, both of which have lower than Company average selling prices. Favorable foreign exchange increased net sales by 1% as key foreign currencies strengthened versus the U.S. dollar. Organic sales growth was 4% driven by unit volume growth and price increases, partially offset by the impact of unfavorable mix.

	Net Sales Change Drivers 2012 vs. 2011 (Nine Months Ended Mar. 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty	2%	3%	2%	3%	-3%	4%
Grooming	1%	1%	2%	2%	-1%	4%
Health Care	1%	1%	1%	3%	-1%	4%
Fabric Care and Home Care	-1%	-1%	1%	6%	-2%	4%
Baby Care and Family Care	2%	2%	1%	4%	0%	7%
TOTAL COMPANY	1%	1%	1%	4%	-1%	5%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Gross margin contracted 190 basis points to 49.7% of net sales. The reduction in gross margin was driven mainly by a 250 basis point impact from higher commodity and energy costs. Gross margin was also negatively impacted by 240 basis points from negative product mix behind disproportionate growth in developing regions and mid-tier products. These impacts were partially offset by a 190 basis point impact from increased pricing, a 100 basis point impact from manufacturing cost savings and to a lesser extent the favorable impact of volume scale leverage.

Total SG&A increased 4% to $19.8 billion, driven by higher marketing and overhead spending to support growth and a $365 million increase in restructuring spending, partially offset by a reduction in competition law fines (which were $303 million in the prior period compared to $75 million in the current period). SG&A as a percentage of net sales decreased 20 basis points to 31.1%, as 60 basis points of incremental restructuring costs were more than offset by reduced competition law fines and the impact of scale leverage on overhead costs from increased sales.
Goodwill & indefinite lived intangible impairment charges of $1,576 million ($1,503 million after tax), were incurred for the fiscal year to date period. The charges related to the carrying values of goodwill in our Appliances and Salon Professional businesses and our Koleston Perfect and Wella indefinite lived intangible assets, which are part of our Salon Professional business. See Note 5 to our Consolidated Financial Statements for more details, including factors leading to the impairment charges. Since goodwill is included in Corporate for internal management and segment reporting, the goodwill impairment charges are included in the Corporate segment. With respect to the indefinite lived intangible assets, for management reporting purposes the underlying impairment charges were excluded from business unit earnings and included in Corporate. Accordingly, these charges were also included in Corporate for segment reporting.
Interest expense was $587 million for the period, down $32 million versus the prior year period due to lower interest rates on floating rate debt partially offset by an increase in debt outstanding. Other non-operating income/(expense) increased $67 million mainly behind the PUR divestiture gain in the current year period, partially offset by the Zest divestiture gain in the prior year period. The effective tax rate on continuing operations increased 590 basis points to 28.1% primarily due to a 320 basis points impact from non-deductibility of impairment charges in the current year period and the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 360 basis points in the prior year and 145 basis points in the current year).

Net earnings attributable to Procter & Gamble decreased 23% to $7.1 billion as the net sales increase was more than offset by operating margin contraction. Operating margin declined 420 basis points due to a 250 basis point impact from goodwill and intangible impairment charges and the 190 basis point gross margin contraction, partially offset by a 20 basis point reduction in SG&A as a percentage of net sales. Diluted net earnings per share from continuing operations decreased 22% to $2.37. The earnings per share decline is different from the net earnings decline due to the impact of share repurchase activity.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2012

The following discussion provides a review of results by business segment. Analyses of the results for the three and nine months ended March 31, 2012, are provided based on a comparison to the same three and nine month periods ended March 31, 2011. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and nine months ended March 31, 2012, versus the comparable prior year period (amounts in millions):

	Three Months Ended March 31, 2012
	Net Sales	% Change Versus Year Ago	Earnings from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings Attributable to Procter & Gamble	% Change Versus Year Ago
Beauty	$4,844	1%	$710	1%	$523	3%
Grooming	1,962	—%	530	(9)%	398	(4)%
Health Care	3,018	2%	638	(3)%	411	(4)%
Fabric Care and Home Care	6,595	1%	1,161	(7)%	716	(9)%
Baby Care and Family Care	4,153	5%	903	9%	573	9%
Corporate	(378)	N/A	(755)	N/A	(210)	N/A
Total Company	20,194	2%	3,187	(12)%	2,411	(16)%

	Nine Months Ended March 31, 2012
	Net Sales	% Change Versus Year Ago	Earnings from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings Attributable to Procter & Gamble	% Change Versus Year Ago
Beauty	$15,512	4%	$2,652	(6)%	$2,008	(7)%
Grooming	6,332	4%	1,861	2%	1,401	2%
Health Care	9,492	4%	2,222	2%	1,490	3%
Fabric Care and Home Care	20,703	4%	3,643	(7)%	2,280	(10)%
Baby Care and Family Care	12,394	7%	2,511	5%	1,583	6%
Corporate	(965)	N/A	(3,009)	N/A	(1,637)	N/A
Total Company	63,468	5%	9,880	(17)%	7,125	(23)%

Beauty

Beauty net sales increased 1% to $4.8 billion during the third fiscal quarter on unit volume growth of 1%. Organic sales grew 2% on 1% organic volume growth. Price increases contributed 5% to net sales growth. Mix negatively impacted net sales by 4% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and a decrease in the premium-priced Salon Professional category. Unfavorable foreign exchange reduced net sales by 1%. Volume grew mid-single digits in developing markets and decreased low single digits in developed regions. Volume in Hair Care increased low single digits behind high-single-digit growth in developing markets due to market growth, product innovations and distribution expansions in Asia and Latin America, partially offset by a mid-single digit decline in developed regions due in part to price increases. Global market share of the hair care category was down slightly. Volume in Skin Care, Personal Care and Cosmetics decreased low single digits due to the volume impact of price increases, competitive activity and the Infasil divestiture. Volume in Salon Professional declined low single digits due to market contraction in Europe and non-strategic brand discontinuations. Volume in Prestige Products increased mid-single digits driven by initiative activity across fragrances and SKII, partially offset by minor brand divestitures. Net earnings increased 3% to $523 million due to higher net sales and a 20-basis point increase in net earnings margin. Lower SG&A as a percentage of net sales was largely offset by gross margin contraction. Gross margin decreased primarily due to an increase in commodity costs and unfavorable geographic and product mix, partially offset by manufacturing cost savings and higher pricing. SG&A decreased due to a reduction of marketing and overhead spending.

Beauty net sales increased 4% to $15.5 billion fiscal year to date on unit volume growth of 2%. Organic sales grew 3% on 3% organic volume growth. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 3% behind disproportionate growth in developing regions, which have lower than segment average selling prices, and a decrease in the premium-priced product categories. Favorable foreign exchange added 2% to net sales growth. Volume increased high single digits in developing regions while developed region volume decreased low single digits. Volume in Retail Hair Care grew mid-single digits behind high single digit growth in developing regions led by Pantene initiatives and Head & Shoulders geographic expansion. Volume in developed regions was down low single digits due in part to price increases. Global market share of the hair care category was up slightly fiscal year to date. Volume in Skin Care, Personal Care and Cosmetics decreased low single digits due to the Zest and Infasil divestitures, a decrease in Olay from competitive activity in North America, and a decrease in the CEEMEA region due to a reduction in customer inventories following relatively high shipments in the June quarter and comparing against a high base period. Volume in Salon Professional was down mid-single digits mainly due to market contraction in Europe and competitive activity. Volume in Prestige Products increased mid-single digits driven by initiatives across SKII, Gucci, Hugo, and Lacoste, partially offset by minor brand divestitures. Net earnings decreased 7% to $2.0 billion, as higher net sales were more than offset by a 150-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs and unfavorable geographic and product mix, partially offset by manufacturing cost savings and higher pricing. Both marketing and overhead as a percentage of net sales decreased due to scale leverage from increased sales.

Grooming

Grooming net sales were in line with the prior year period at $2.0 billion during the third fiscal quarter on a 1% increase in unit volume. Organic sales were up 2%. Price increases contributed 3% to net sales growth. Unfavorable product mix decreased net sales by 2% mainly due to disproportionate growth in developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales growth by 2%. Volume grew mid-single digits in developing regions and decreased low single digits in developed regions. Shave Care volume grew low single digits due to mid-single-digit growth in developing regions behind market growth and initiative activity, partially offset by a mid-single-digit decrease in developed regions primarily due to competitive activity and customer inventory adjustments. Global market share of the blades and razors category was up slightly. Volume in Appliances increased low single digits due to product innovation and in-store programs. However, global market share of the dry shave category was down over 1 point. Net earnings decreased 4% to $398 million due to a 90-basis point reduction in net earnings margin. Net earnings margin decreased due to gross margin contraction, partially offset by a reduction in SG&A and a lower effective tax rate. Gross margin decreased due to unfavorable geographic and product mix and an increase in commodity costs, partially offset by higher pricing and manufacturing cost savings. SG&A decreased due to lower marketing spending. The tax rate decreased due to a shift in the geographic mix of earnings to countries with lower statutory tax rates.

Grooming net sales increased 4% to $6.3 billion fiscal year to date on a 1% increase in unit volume. Organic sales were up 2%. Price increases contributed 2% to net sales growth. Unfavorable product mix decreased net sales by 1% mainly due to disproportionate growth in developing markets, which have lower than segment average selling prices. Favorable foreign exchange increased net sales growth by 2%. Volume grew mid-single digits in developing regions and decreased mid-single digits in developed regions. Volume in Shave Care was up low single digits due to mid-single-digit growth in developing regions behind initiatives, Fusion ProGlide geographic expansion and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction and competitive activity. Global market share of the blades and razors category was down slightly. Volume in Appliances decreased high single digits due to market contraction in Western Europe and competitive activity. Global market share of the dry shave category was down about 2 points. Net earnings increased 2% to $1.4 billion as higher net sales were partially offset by a 30-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by a decrease in SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs and unfavorable geographic and product mix, partially offset by price increases. SG&A as a percentage of net sales decreased due to overhead scale leverage from increased sales and a reduction in marketing spending.

Health Care

Health Care net sales increased 2% to $3.0 billion during the third fiscal quarter on unit volume that was in line with the prior year period. Organic sales were up 2% on a 1% decrease in organic volume. Price increases contributed 3% to net sales growth. Unfavorable foreign exchange reduced net sales growth by 1%. Volume increased low single digits in developing regions, while developed regions decreased low single digits. Oral Care volume decreased low single digits due to competitive activity and price increases in Asia. Global market share of the oral care category was down half a point. Volume in Personal Health Care decreased mid-single digits, with organic volume decreasing high single digits. Competitive activity, a weak cold and cough season and lower shipments of Prilosec OTC in North America were partially offset by the addition of volume from the Teva transaction. All-outlet value share of the U.S. personal health care market was down more than half a point. Volume in Feminine Care grew low single digits driven by low single digit growth in developing markets behind market growth and product innovation, partially offset by a low single digit decrease in developed regions due to competitive activity. Global market share of the feminine care category was down about a half a point. Net earnings decreased 4% to $411 million as higher net sales were more than offset by an 80-basis point decrease in net earnings margin. Net earnings margin declined due to reduced gross margin, partially offset by reduced SG&A as a percentage of net sales. Gross margin declined due to increased commodity costs and negative mix, partially offset by higher pricing. SG&A costs as a percentage of net sales declined due to reduced overhead costs.

Health Care net sales increased 4% to $9.5 billion fiscal year to date on 1% growth in unit volume. Organic sales were up 2%. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 1% due to disproportionate growth in countries and products with lower than segment average selling prices. Favorable foreign exchange increased net sales growth by 1%. Volume increased low single digits in developing regions and was in line with the prior period in developed regions. Oral Care volume was in line with the prior year period as the expansion of Oral-B toothpaste in Western Europe and Latin America, and toothbrush initiatives in Asia were offset by competitive activity in developed markets and Asia and the impacts from price increases in Asia. Global market share of the oral care category was down slightly. Volume in Personal Health Care was in line with the prior year period driven by market growth and Vicks initiative activity, offset by lower shipments of Prilosec OTC in North America. All-outlet value share of the U.S. personal health care market was down slightly. Volume in Feminine Care was up low single digits driven by mid-single digit growth in developing markets due to distribution expansions in CEEMEA and initiative activity in India. Net earnings increased 3% to $1.5 billion, largely in line with net sales growth. Net earnings margin decreased 30 basis points due to gross margin contraction, partially offset by lower SG&A as a percentage of net sales. Gross margin declined due to higher commodity costs and unfavorable product and geographic mix, partially offset by manufacturing cost savings and price increases. SG&A as a percentage of net sales decreased primarily due to scale leverage from increased sales.

Fabric Care and Home Care
Fabric Care and Home Care net sales increased 1% to $6.6 billion during the third fiscal quarter on a 3% decline in unit volume. Organic sales were up 2%. Price increases contributed 7% to net sales growth. Mix reduced net sales by 2% due primarily to disproportionate growth in developing regions, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales growth by 1%. A mid-single digit increase in volume in developing regions was offset by a mid-single digit decrease in developed regions. Fabric Care volume decreased low single digits as a low single digit increase in developing regions driven by initiative activity and market growth was more than offset by a mid-single digit decrease in developed regions due to competitive activity and the impact of price increases. Global market share of the fabric care category decreased half a point. Home Care volume decreased low single digits driven by a mid-single digit decrease in developed markets, due to the impact of price increases, partially offset by double digit growth in developing regions from initiative activity and distribution expansion. Global market share of the home care category was down slightly. Batteries volume was in line with the prior year period, as double-digit growth in developing markets from market growth and distribution expansion was offset by a high-single digit decrease in developed markets due to market contraction and distribution losses. Global market share of the batteries category increased slightly. Pet Care volume decreased double digits due to market contraction and customer inventory reductions. Net earnings decreased 9% to $716 million as net sales growth was more than offset by an 120-basis point decrease in net earnings margin. Net earnings margin decreased mainly due to gross margin contraction, partially offset by reduced SG&A as a percentage of net sales. Gross margin decreased due to higher commodity costs, unfavorable product and geographic mix and negative scale impacts from reduced volumes, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales decreased due to a reduction in overhead spending.
Fabric Care and Home Care net sales increased 4% to $20.7 billion fiscal year to date. Unit volume decreased 1%. Organic sales were up 3%. Price increases contributed 6% to net sales growth. Mix negatively impacted net sales growth by 2% due to disproportionate growth of mid-tier product lines and developing regions, which have lower than segment average selling prices. Favorable foreign exchange increased net sales by 1%. Volume in developing regions grew mid-single digits, while volume in developed regions decreased mid-single digits. Fabric Care volume decreased low single digits mainly due to the impact of price increases in North America, partially offset by growth in Asia. Global market share of the fabric care category decreased more than half a point. Home Care volume was in line with the prior year period as a mid-single digit decline in developed regions driven by the negative impact of price increases, offset initiative activity and distribution expansion in developing regions. Global market share of the home care category was unchanged. Batteries volume decreased low single digits due to market contraction and distribution losses in developed markets, partially offset by market growth and distribution expansion in developing regions. Global market share of the batteries category increased half a point. Pet Care volume decreased high single digits due to market contraction and customer inventory reductions. Net earnings decreased 10% to $2.3 billion as net sales growth was more than offset by a 170-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction. Gross margin decreased mainly due to higher commodity costs and unfavorable product and geographic mix, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales was in line with the prior year as increased marketing spending was offset by improved overhead scale leverage from increased sales.

Baby Care and Family Care

Baby Care and Family Care net sales increased 5% to $4.2 billion during the third fiscal quarter on 3% volume growth. Organic sales were up 6%. Pricing added 5% to net sales growth. Mix reduced net sales by 2% due to disproportionate growth of developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange decreased net sales by 1%. Volume in developing regions increased double digits, while volume in developed regions decreased low single digits. Volume in Baby Care increased low single digits as a double digit increase in developing regions behind market size growth, distribution expansion and initiative activity was partially offset by a mid-single digit decrease in developed regions due to market contraction and competitive activity. Global market share of the baby care category increased more than half a point. Volume in Family Care increased low single digits primarily due to initiative activity across developed and developing markets. In the U.S., all-outlet share of the family care category was in line with the year ago period. Net earnings increased 9% to $573 million due to sales growth and a 50-basis point increase in net earnings margin. Net earnings margin increased due to a higher gross margin and a reduction in SG&A as a percentage of net sales. The increase in gross margin was driven by the impact of higher pricing and manufacturing cost savings, partially offset by higher commodity costs and unfavorable product and geographic mix. The reduction in SG&A as a percentage of net sales was due primarily to scale benefits from increased net sales.

Baby Care and Family Care net sales increased 7% to $12.4 billion fiscal year to date on 2% volume growth. Organic sales were up 6%. Pricing added 4% to net sales growth. Favorable foreign exchange increased net sales growth by 1%. Volume grew double digits in developing regions and decreased low single digits in developed regions. Volume in Baby Care was up mid-single digits behind market size growth and distribution expansion in developing regions, partially offset by declines in North America and Western Europe from diaper market softness. Global market share of the baby care category increased about 1 point. Volume in Family Care decreased low single digits primarily due to competitive activity and the impact of a price increases in North America. In the U.S., all-outlet share of the family care category decreased slightly. Net earnings increased 6% to $1.6 billion as sales growth was partially offset by a 20-basis point reduction in net earnings margin. Net earnings margin declined mainly due to a lower gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The reduction in gross margin was driven primarily by higher commodity costs, partially offset by the impact of higher pricing. SG&A as a percentage of net sales decreased due to scale leverage from increased sales.

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
Corporate net sales primarily reflect the adjustment to eliminate the net sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate increased by $16 million in the third fiscal quarter and decreased $25 million fiscal year to date due to adjustments required to eliminate the sales of unconsolidated entities. Net Corporate expenses increased $377 million in the third fiscal quarter primarily due to incremental after-tax restructuring costs of $346 million. Net Corporate expenses increased $1.9 billion fiscal year to date primarily due to the net after tax goodwill and intangibles impairment charges of $1.5 billion and incremental after-tax restructuring charges of $356 million. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

Productivity and Cost Savings Plan

In February 2012, the Company announced a productivity and cost savings plan to reduce costs in the areas of supply chain, research & development, marketing and overheads. The program was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to fund the Company's growth strategy. The

Company expects to incur approximately $3.5 billion before-tax in restructuring costs over a four year period as part of this plan. The Company expects to incur more than half of the costs under this plan by the end of fiscal 2013, with the remainder incurred in fiscal years 2014 and 2015.
Restructuring accruals are classified as current liabilities. Fiscal year to date restructuring charges were $686 million, of which $285 million remains as an outstanding liability at March 31, 2012. Approximately 60% of the restructuring charges incurred during 2012 are expected to be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges will be funded by and included within Corporate for segment reporting.
Savings from the restructuring plan are difficult to estimate given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment. Overall, the plan is expected to deliver $2 billion in before-tax annual savings. The before-tax savings in the current year are not material due to the timing of the execution.
Refer to Note 9 for more details on the Restructuring program.

FINANCIAL CONDITION

Operating Activities

We generated $9.3 billion of cash from operating activities during the fiscal year to date period, a decline of $141 million versus the prior year. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, stock based compensation, asset impairments, deferred income taxes, and gain on sale of businesses), partially offset by working capital increases. On a year-to-date basis, the net of accounts receivable, inventory, and accounts payable, accrued and other liabilities consumed $2.2 billion of cash. Accounts receivable used $347 million of cash primarily due to increased sales at the end of the period. Inventory consumed $287 million of cash, mainly to support product initiatives and to build stock to support capacity expansions and manufacturing sourcing changes. Accounts payable, accrued and other liabilities used $1.6 billion of cash, primarily related to the payment of prior-year marketing accruals and the payment of fines related to violations of the European competition laws.
Investing Activities

Cash used for investing activities was $2.3 billion fiscal year to date, a decrease of $82 million versus the prior year period. Capital expenditures consumed $2.7 billion or 4.2% of net sales, as compared to $2.1 billion in the prior year period. Cash generated from asset sales was $290 million in the current year, an increase of $201 million mainly due to proceeds from the PUR divestiture.

Financing Activities

Our financing activities consumed net cash of $5.8 billion. We used $4.0 billion for treasury stock purchases and $4.5 billion for dividends and partially funded these cash outlays through a $1.3 billion net increase in debt. Cash consumed by financing activities declined $1.4 billion versus the prior year period due to increased levels of debt, a decrease in the treasury stock purchases and proceeds from increased exercise of stock options.

As of March 31, 2012, our current liabilities exceeded current assets by $3.8 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the January - March quarter:

Jan - Mar 2012	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	1%	1%	—%	2%
Grooming	—%	2%	—%	2%
Health Care	2%	1%	(1)%	2%
Fabric Care and Home Care	1%	1%	—%	2%
Baby Care and Family Care	5%	1%	—%	6%
Total P&G	2%	1%	—%	3%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

The reconciliation of reported sales growth to organic sales for the fiscal year to date period:

Jul - Mar 2012	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	4%	(2)%	1%	3%
Grooming	4%	(2)%	—%	2%
Health Care	4%	(1)%	(1)%	2%
Fabric Care and Home Care	4%	(1)%	—%	3%
Baby Care and Family Care	7%	(1)%	—%	6%
Total P&G	5%	(1)%	—%	4%
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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Mar ‘12	$9,311	$(2,663)	6,648	$7,237	92%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.

As previously reported, the Company has had a number of antitrust cases in Europe. The Company's policy is to comply with all laws and regulations, including all antitrust and competition laws, and to cooperate with the relevant regulatory authorities, which the Company is doing. In response to the actions of the regulatory authorities, the Company launched its own internal investigations into potential violations of competition laws. The Company identified violations in certain European countries and appropriate actions were taken.

As a result of certain investigations that were previously disclosed, several authorities issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws in the past. The Company resolved several of these matters prior to the most recent quarter.

The Company has antitrust matters at various stages of the regulatory process in Belgium, France, Germany and Greece, and other countries have issued decisions, many of which are on appeal. All of these matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust violations often continue for several years and, if violations are found, can result in substantial fines. No non-monetary sanctions are being sought in these matter.

For certain of the remaining matters listed above, we have established accruals for potential fines and we do not expect any significant incremental fines or costs in excess of amounts accrued for these matters. For other remaining matters, we cannot reasonably estimate any fines to which the Company may be subject as a result of the investigations. Please refer to the Company's Risk Factors in Part II, Item 1A of this Form 10-Q for additional information.

In December 2008, the Company became aware of an investigation by Italian authorities into an environmental accident at the site of a contractor which provides services to one or more of the Company's European affiliates. The accident involved the explosion of certain pressurized cans and resulted in the death of one worker and serious injuries to another. Italian authorities have commenced a formal criminal proceeding regarding whether the Company's local affiliate and certain of its employees complied with Italian laws related to the proper classification and disposal of their products. The Company's European affiliate(s) could be levied fines in excess of $100 thousand for this accident.

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
Across all of our categories, we compete against a wide variety of global and local competitors. As a result, there are ongoing competitive product and pricing pressures in the environments in which we operate, as well as challenges in maintaining profit margins. To address these challenges, we must be able to find marketing efficiencies and successfully respond to competitive factors, including pricing, promotional incentives and trade terms, as well as technological advances and patents granted to competition.
Our businesses face cost pressures and risks inherent in global manufacturing which could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects (including outsourcing projects), sourcing decisions and certain hedging transactions. In addition, our financial targets assume consistent improvement in marketing and research and development efficiencies, as well as savings in manufacturing and overhead costs. In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements. In addition, we are subject to risks inherent in global manufacturing, such as environmental events, labor disputes, disruption in logistics, loss or impairment of key manufacturing sites, natural disasters, acts of war or terrorism and other external factors over which we have no control. While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, significant disruption of manufacturing could interrupt product supply and, if not remedied, have an adverse impact on our business.
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
We have executed a number of significant business and organizational changes including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. In addition, we are operating under an announced productivity and cost savings plan. Successfully managing these changes is critical to our business success. In addition, we are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase reputational, operational and compliance risks, including the risk of corruption. Finally, our financial targets assume a consistent level of productivity improvement and cost savings. If we are unable to deliver expected productivity improvements and cost savings, while continuing to invest in business growth, our financial results could be adversely impacted.
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
Changes in laws, regulations and the related interpretations, as well as changes in accounting standards, taxation requirements and increased enforcement actions and penalties, may alter the environment in which we do business. Accordingly, our ability to manage regulatory, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position. Furthermore, the competition law and antitrust investigations described in Part II, Item 1 of this Form 10-Q, in total, may result in fines or costs in excess of the amounts accrued to date that could materially impact our results of operations and financial position. Moreover, as a U.S. based multinational company we are subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
1/1/2012 - 1/31/2012	18,922,288	$66.07	18,920,128
2/1/2012 - 2/29/2012	13,411,924	$64.68	13,326,512	See Note 3
3/1/2012 - 3/1/2012	2,138,104	$64.66	2,137,967

(1)
The total number of shares purchased was 34,472,316 for the quarter. This includes 87,709 shares acquired by the Company under various compensation and benefit plans. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On April 27, 2012, the Company stated that fiscal year 2011-12 share repurchases to reduce Company shares outstanding are estimated to be approximately $4 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by issuing a combination of long-term and short-term debt.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).
.

3-2
Regulations (as amended by the Board of Directors effective January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended December 31, 2011.)

10-1
The Procter & Gamble 2009 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011) - Additional Terms and Conditions and related correspondence *

10-2	The Procter & Gamble Performance Stock Program Summary*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

April 27, 2012	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President and Comptroller

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).
.

3-2
Regulations (as amended by the Board of Directors effective January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended December 31, 2011.)

10-1
The Procter & Gamble 2009 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011) - Additional Terms and Conditions and related correspondence

10-2	The Procter & Gamble Performance Stock Program Summary

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.