Form 10-K
period 2012-06-30
PROCTER & GAMBLE Co
filed 2012-08-08
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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
Large accelerated filer ☑      Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $184 billion on December 31, 2011.

There were 2,754,274,536 shares of Common Stock outstanding as of July 31, 2012.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2012 (2012 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 2

PART I

Item 1. Business.
Additional information required by this item is incorporated herein by reference to Management's Discussion and Analysis (MD&A); Note 1 of our Consolidated Financial Statements, Summary of Significant Accounting Policies; and Note 11 of our Consolidated Financial Statements, Segment Information. Unless the context indicates otherwise, the terms the "Company," "P&G," "we," "our" or "us" as used herein refer to The Procter & Gamble Company (the registrant) and its subsidiaries.
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
The Company's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: http://www.sec.gov. You can also access these reports through links from our website at: www.pg.com/investors.
Copies of these reports are also available, without charge, by contacting The Procter & Gamble Company, Shareholder Services Department, P.O. Box 5572, Cincinnati, Ohio 45201-5572.
Financial Information about Segments
As of June 30, 2012, the Company is organized into two Global Business Units (GBUs): Beauty and Grooming and Household Care. We have five reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Fabric Care and Home Care; and Baby Care and Family Care. Many of the factors necessary for understanding these businesses are similar. Operating margins of the individual businesses vary due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets and product categories in which they operate. While none of our reportable segments are highly seasonal, components within certain reportable segments, such as Batteries (Fabric Care and Home Care), Appliances (Grooming) and Prestige Fragrances (Beauty) are seasonal. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.
Additional information about our reportable segments can be found in MD&A and Note 11 of our Consolidated Financial Statements, Segment Information.
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries around the world primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons and in high-frequency stores, the neighborhood stores which serve many consumers in developing markets. We work collaboratively with our customers to improve the in-store presence of our products and win the "first moment of truth" - when a consumer is shopping in the store. We must also win the "second moment of truth" - when a consumer uses the product, evaluates how well it met his or her expectations and decides whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
Key Product Categories. Information on key product categories can be found in Note 11 of our Consolidated Financial Statements, Segment Information.
Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 14%, 15% and 16% of our total revenue in 2012, 2011 and 2010, respectively. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 31% of our total unit volume in 2012, and 32% of our total unit volume in 2011 and 2010. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from others, some of whom are single-source suppliers. We produce raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel, natural gas and derivative products are important commodities consumed in our manufacturing process and in

3 The Procter & Gamble Company

the distribution of input materials and finished product to customers. The prices we pay for materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers, depending on the magnitude and expected duration of the change. The Company purchases a substantial variety of other raw and packaging materials, none of which is material to our business taken as a whole.
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
Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. We are well positioned in the industry segments and markets in which we operate -often holding a leadership or significant market share position. We support our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors.
Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $2.0 billion in 2012 and 2011, and $1.9 billion in 2010.

Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2013.
Employees. Total number of employees is an estimate of total Company employees excluding interns, co-ops and employees of joint ventures. Historical numbers include employees of discontinued operations.

Total Number of Employees
2012	126,000
2011	129,000
2010	127,000
2009	132,000
2008	135,000
2007	135,000
Financial Information about Foreign and Domestic Operations
Net sales in the United States account for approximately 35% of total net sales. No other individual country exceeded 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2012	2011	2010
North America (1)	39%	41%	42%
Western Europe	19%	20%	20%
Asia	18%	16%	15%
Latin America	10%	9%	9%
CEEMEA (2)	14%	14%	14%

(1)	North America includes results for the United States and Canada only.

(2)	CEEMEA includes Central and Eastern Europe, Middle East and Africa.
Net sales and assets in the United States and internationally were as follows (in billions):

	United States	International
Net Sales (for the year ended June 30)
2012	$29.5	$54.2
2011	$29.9	$51.2
2010	$29.5	$48.1

Assets (as of June 30)
2012	$68.0	$64.2
2011	$70.3	$68.1
2010	$70.1	$58.1
Item 1A. Risk Factors.
The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with MD&A and the consolidated financial statements and related notes incorporated by reference into this report. The

The Procter & Gamble Company 4

following discussion of risks is not all inclusive but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These factors could cause our future results to differ from those in the forward-looking statements and from historical trends.
A material change in consumer demand for our products could have a significant impact on our business.

We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers. This is dependent on a number of factors including our ability to develop effective sales, advertising and marketing programs. We expect to achieve our financial targets, in part, by shifting our portfolio towards faster growing, higher margin businesses and by focusing on the most profitable businesses, biggest innovations and most important emerging markets. We expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. If demand for our products and/or market growth rates in either developed or developing markets fall substantially below expected levels or our market share declines significantly in these businesses, our volume, and consequently our results, could be negatively impacted. This could occur due to, among other things, unforeseen negative economic or political events, changes in consumer trends and habits, or negative consumer responses to pricing actions.
The ability to achieve our business objectives is dependent on how well we can compete with our local and global competitors in new and existing markets and channels.
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, there are ongoing competitive pressures in the environments in which we operate, as well as challenges in maintaining profit margins. This includes, among other things, increasing competition from mid- and lower-tier value products in both developed and developing markets. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. In addition, the emergence of new sales channels, such as sales made through the Internet directly to consumers, may affect customer and consumer preferences, as well as market dynamics. Failure to effectively compete in these new channels could negatively impact results.
Our ability to meet our growth targets depends on successful product and operations innovation and our ability to successfully respond to competitive innovation.
Achieving our business results depends, in part, on the successful development, introduction and marketing of new products and improvements to our equipment and manufacturing processes. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain and maintain necessary intellectual property protections, and to avoid infringing the intellectual property rights of others. We must also be able to successfully respond to technological advances by and intellectual property rights granted to competition, and failure to do so could compromise our competitive position and impact our results.
Our businesses face cost fluctuations and pressures which could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, energy costs, pension and healthcare costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to forecast and manage these fluctuations through pricing actions, cost savings projects (including outsourcing projects) and sourcing decisions, while maintaining and improving margins and market share. In addition, our financial projections include cost savings described in our announced productivity plan. Failure to deliver these savings could adversely impact our results.
There are risks inherent in global manufacturing which could negatively impact our business results.
In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements, to achieve our targets on cost. While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, significant disruption of manufacturing, such as labor disputes, loss or impairment of key manufacturing sites, natural disasters, acts of war or terrorism, and other external factors over which we have no control, could interrupt product supply and, if not remedied, have an adverse impact on our business.
We face risks associated with having significant international operations.
We are a global company, with manufacturing operations in more than 40 countries, and a significant portion of our revenue is outside the U.S. Our international operations are subject to a number of risks, including, but not limited to:

•	compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act;

•	compliance with a variety of local regulations and laws;

•	changes in tax laws and the interpretation of those laws;

•	sudden changes in foreign currency exchange controls;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and

5 The Procter & Gamble Company

contractual rights in certain jurisdictions;

•	greater risk of uncollectible accounts and longer collection cycles;

•	effective and immediate implementation of control environment processes across our diverse operations and employee base; and

•	imposition of more or new tariffs, quotas, trade barriers and similar restrictions on our sales outside the United States.
We have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange controls, including, but not limited to, Venezuela, China and India. In addition, some countries where we have businesses, such as Argentina, have introduced import restrictions. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these and other risks of international operations in an increasingly volatile environment.
Fluctuations in exchange rates may have an adverse impact on our business results or financial condition.
We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also the Financial Condition and Results of Operations section of the MD&A and Note 5 to our Consolidated Financial Statements.
We face risks related to changes in the global and political economic environment, including the global capital and credit markets.
Our business is impacted by global economic conditions, which have recently been volatile. Our products are sold in more than 180 countries around the world. If the global economy experiences significant disruptions, our business could be negatively impacted by reduced demand for our products related to a slow-down in the general economy, supplier or customer disruptions resulting from tighter credit markets, temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers and/or liquidity issues resulting from an inability to access credit markets to obtain cash to support operations.
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets. Any downgrade of our current credit ratings by a credit rating agency could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us.

We could also be negatively impacted by political crises in individual countries or regions, including sovereign risk related to a deterioration in the credit worthiness or a default by local governments. For example, we could be adversely impacted by continued instability in the banking and governmental sectors of certain countries in the European Union such as Greece, or the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the United States (commonly referred to as the “fiscal cliff”).

Consequently, our success will depend, in part, on our ability to manage continued global and/or economic uncertainty, especially in our significant geographical markets, as well as any political or economic disruption. These risks could negatively impact our overall liquidity and financing and borrowing costs, as well as our ability to collect receipts due from governments, including refunds of value added taxes, and/or create significant credit risks relative to our local customers and depository institutions.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation is the foundation of our relationships with key stakeholders and other constituencies, such as customers and suppliers. In addition, many of our brands have worldwide recognition. This recognition is the result of the large investments we have made in our products over many years. The quality and safety of our products is critical to our business. Our Company also devotes significant time and resources to programs designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy, or similar matters, these issues could negatively impact sentiments toward the Company or our products, our ability to operate freely could be impaired and our financial results could suffer. Our financial success is directly dependent on the success of our brands, and the success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to a significant product recall, product-related litigation, allegations of product tampering, or the distribution and sale of counterfeit products. In addition, given the association of our individual products with the Company, an issue with one of our products could negatively affect the reputation of our other products, or the Company as a whole, thereby potentially hurting results.
Our ability to successfully manage ongoing organizational change could impact our business results.
We have executed a number of significant business

The Procter & Gamble Company 6

and organizational changes including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. Further, ongoing business and organizational changes are likely to result in more reliance on third parties for various services, and that reliance may increase reputational, operational, and compliance risks, including the risk of corruption. We are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.
Our ability to successfully manage ongoing acquisition, joint venture, and divestiture activities could impact our business results.
As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results could be adversely impacted if: 1) we are not able to deliver the expected cost and growth synergies associated with our acquisitions and joint ventures, 2) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, or 3) we are unable to offset the dilutive impacts from the loss of revenue associated with divested brands. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks associated with each joint venture we enter into.
Our business is subject to changes in legislation, regulation and enforcement, and our ability to manage and resolve pending legal matters in the United States and abroad.
Changes in laws, regulations and related interpretations, including changes in accounting standards, taxation requirements and increased enforcement actions and penalties may alter the environment in which we do business. As a U.S. based multinational company we are subject to tax regulations in the United States and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the United States is not taxed in the United States, provided those earnings are indefinitely reinvested outside the United States. If these or other tax regulations should change, our financial results could be impacted.
In addition, our ability to manage regulatory, environmental, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position. Furthermore, if pending legal matters, including the competition law and antitrust investigations described in Item 3 of this Form 10-K and Note 10 of our Consolidated Financial Statements, Commitments and Contingencies, result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.
There are increasing calls in the United States from members of leadership in both major U.S. political parties for “comprehensive tax reform” which may significantly change the income tax rules that are applicable to U.S. domiciled corporations, such as P&G.   It is very difficult to assess whether the overall effect of such potential legislation would be cumulatively positive or negative for P&G's earnings and cash flows.
A material change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which consist of mass merchandisers, grocery stores, club stores, drug stores and high-frequency stores. Our success is dependent on our ability to successfully manage relationships with our retail trade customers. This includes our ability to offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Our business would be negatively impacted if a key customer were to significantly reduce the range or inventory level of our products.
Consolidation among our retail customers could create significant cost and margin pressure and lead to more complex work across broader geographic boundaries for both us and our key retailers. This would be particularly challenging if major customers are addressing local trade pressures, local law and regulation changes, or financial distress.
A failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business or reputation.
We rely extensively on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by

7 The Procter & Gamble Company

third-parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks, and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping product to customers;

•	marketing and selling products to consumers;

•	collecting and storing customer, consumer, employee, investor, and other stakeholder information and personal data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing, and sharing confidential and proprietary research, business plans, and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processes necessary to manage our business.
Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 33 manufacturing facilities located in 21 different states or territories. In addition, we own and operate 103 manufacturing facilities in 41 other countries. Many of the domestic and international facilities produce products for multiple businesses. Beauty products are manufactured at 41 of these locations; Grooming products at 16; Fabric Care and Home Care products at 61; Baby Care and Family Care products at 31; and Health Care products at 33. Management believes that the Company's production facilities are adequate to support the business efficiently and that the properties and equipment have been well maintained.
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
As a result of certain investigations that were previously disclosed, several authorities issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws in the past. The Company resolved several of these matters prior to or during fiscal year 2012.

The Company has remaining antitrust matters at various stages of the regulatory process in Belgium, France, Germany and Greece, while other countries have issued decisions, many of which are on appeal. All of these matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust violations often continue for several years and, if violations are found, can result in substantial fines. No non-monetary sanctions are being sought in these matters.

For certain of the remaining matters listed above, we have established accruals for potential fines and we do not expect any significant incremental fines or costs in excess of amounts accrued for these matters. For other remaining matters, we cannot reasonably estimate any fines to which the Company may be subject as a result of the investigations. Please refer to the Company's Risk Factors in Part I, Item 1A of this Form 10-K for additional information.

Item 4. Mine Safety Disclosure
Not Applicable.

The Procter & Gamble Company 8

Executive Officers of the Registrant
The names, ages and positions held by the Executive Officers of the Company on August 8, 2012, are:

Name	Position	Age	First Elected to Officer Position
Robert A. McDonald	Chairman of the Board, President and Chief Executive Officer	59	1999
	Director since July 1, 2009

Jon R. Moeller	Chief Financial Officer	48	2009

Werner Geissler	Vice Chairman-Global Operations	59	2007

E. Dimitri Panayotopoulos	Vice Chairman-Global Business Units	60	2007

Bruce Brown	Chief Technology Officer	54	2008

Robert L. Fregolle, Jr.	Global Customer Business Development Officer	55	2009

Deborah P. Majoras	Chief Legal Officer and Secretary	48	2010

Moheet Nagrath	Global Human Resources Officer	53	2008

Filippo Passerini	Group President-Global Business Services and Chief Information Officer	55	2003

Marc S. Pritchard	Global Brand Building Officer	52	2008

Valarie L. Sheppard	Senior Vice President & Comptroller	48	2005

Ioannis Skoufalos	Global Product Supply Officer	55	2011
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

9 The Procter & Gamble Company

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under our Share Repurchase Program
4/1/2012 - 4/30/2012	235	$66.95	0	0
5/1/2012 - 5/31/2012	0	0	0	0
6/1/2012 - 6/30/2012	0	0	0	0

(1)
The total number of shares purchased was 235 for the quarter.  This represents shares acquired by the Company under various compensation and benefit plans.  This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent, third party broker and does not repurchase stock in connection with cashless exercise.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)
On April 27, 2012, the Company stated that fiscal year 2011-12 share repurchases were estimated to be approximately $4.0 billion, notwithstanding any purchases under the Company's compensation and benefit plans.  The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed by issuing a combination of long-term and short-term debt.  The total dollar value of shares purchased under the share repurchase plan was $4.0 billion.  The share repurchase plan expired on June 30, 2012.

Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.

Shareholder Return Performance Graphs

Market and Dividend Information

P&G has been paying a dividend for 122 consecutive years since its incorporation in 1890 and has increased its dividend for 56 consecutive years at an annual compound average rate of approximately 9.5%.

(in dollars; split-adjusted)	1956	1970	1984	1998	2012
Dividends per Share	$0.01	$0.04	$0.15	$0.51	$2.14

The Procter & Gamble Company 10

QUARTERLY DIVIDENDS

Quarter Ended	2011 - 2012	2010 – 2011
September 30	$0.5250	$0.4818
December 31	0.5250	0.4818
March 31	0.5250	0.4818
June 30	0.5620	0.5250

COMMON STOCK PRICE RANGE

	2011 - 2012		2010 – 2011
Quarter Ended	High	Low	High	Low
September 30	$65.14	$57.56	$63.36	$58.92
December 31	66.98	61.00	65.38	59.68
March 31	67.95	62.56	66.95	59.70
June 30	67.92	59.08	67.72	61.47

SHAREHOLDER RETURN

The following graph compares the cumulative total return of P&G’s common stock for the 5-year period ending June 30, 2012, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2007, and that all dividends were reinvested.

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2007	2008	2009	2010	2011	2012
P&G	$100	$102	$88	$106	$116	$116
S&P 500 Index	100	87	64	73	96	101
S&P 500 Consumer Staples Index	100	101	90	103	130	149

11 The Procter & Gamble Company

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 of our Consolidated Financial Statements, Summary of Significant Accounting Policies and Note 11 of our Consolidated Financial Statements, Segment Information.

Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2012	2011	2010	2009	2008	2007
Net Sales	$83,680	$81,104	$77,567	$75,295	$77,714	$71,095
Gross Profit	41,289	41,245	40,525	37,644	39,534	36,607
Operating Income	13,292	15,495	15,732	15,188	15,743	14,236
Net Earnings from Continuing Operations	9,317	11,698	10,851	10,645	11,224	9,562
Net Earnings from Discontinued Operations	1,587	229	1,995	2,877	930	847
Net Earnings attributable to Procter & Gamble	10,756	11,797	12,736	13,436	12,075	10,340
Net Earnings Margin from Continuing Operations	11.1%	14.4%	14.0%	14.1%	14.4%	13.4%
Basic Net Earnings per Common Share (1):
Earnings from continuing operations	$3.24	$4.04	$3.63	$3.51	$3.56	$2.95
Earnings from discontinued operations	0.58	0.08	0.69	0.98	0.30	0.27
Basic Net Earnings per Common Share	3.82	4.12	4.32	4.49	3.86	3.22
Diluted Net Earnings per Common Share (1):
Earnings from continuing operations	3.12	3.85	3.47	3.35	3.36	2.79
Earnings from discontinued operations	0.54	0.08	0.64	0.91	0.28	0.25
Diluted Net Earnings per Common Share	3.66	3.93	4.11	4.26	3.64	3.04
Dividends per Common Share	2.14	1.97	1.80	1.64	1.45	1.28
Research and Development Expense	$2,029	$1,982	$1,931	$1,844	$1,927	$1,809
Advertising Expense	9,345	9,210	8,475	7,453	8,426	7,714
Total Assets	132,244	138,354	128,172	134,833	143,992	138,014
Capital Expenditures	3,964	3,306	3,067	3,238	3,046	2,945
Long-Term Debt	21,080	22,033	21,360	20,652	23,581	23,375
Shareholders' Equity	64,035	68,001	61,439	63,382	69,784	67,012
(1) Basic net earnings per share and diluted net earnings per share are calculated based on net earnings attributable to Procter & Gamble.

The Procter & Gamble Company 12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including, without limitation, in the following sections: “Management's Discussion and Analysis” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Economic Conditions, Challenges and Risks" and the section titled “Risk Factors” (Item 1A of this Form 10-K). Forward-looking statements are made as of the date of this report and we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

The following Management's Discussion and Analysis (MD&A) is intended to provide the reader with an understanding of P&G's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of 2012 Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations

•	Segment Results

•	Cash Flow, Financial Condition and Liquidity

•	Significant Accounting Policies and Estimates

•	Other Information
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core earnings per share (Core EPS), free cash flow and free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange, acquisitions and divestitures. Core EPS is diluted net earnings per share from continuing operations excluding certain specified charges. Free cash flow is operating cash flow less capital spending. Free cash flow productivity is the ratio of free cash flow to net earnings. We believe these measures provide investors with important information that is useful in understanding our business results and trends. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates. All market share references represent the percentage of sales in dollar terms on a constant currency basis of our products, relative to all product sales in the category and are measured on an annual basis versus the prior 12 month period. References to competitive activity includes promotional and product initiatives from our competitors.

OVERVIEW
P&G is a global leader in retail goods focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons and in high-frequency stores. We continue to expand our presence in other channels, including department stores, perfumeries, pharmacies, salons and e-commerce. We have on-the-ground operations in approximately 75 countries.

Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price (referred to as super-premium, premium, mid-tier and value-tier products). We are well positioned in the industry segments and markets in which we operate - often holding a leadership or significant market share position.

13 The Procter & Gamble Company

ORGANIZATIONAL STRUCTURE
Our organizational structure is comprised of Global Business Units (GBUs), Global Operations, Global Business Services (GBS) and Corporate Functions (CF).
Global Business Units
Under U.S. GAAP, the business units comprising the GBUs are aggregated into five reportable segments: Beauty; Grooming; Health Care; Fabric Care and Home Care; and Baby Care and Family Care. The GBUs are responsible for developing overall brand strategy, new product upgrades and innovations and marketing plans. The following provides additional detail on our reportable segments, businesses and the key product and brand composition within each.

Reportable Segment	% of Net Sales*	% of Net Earnings*	Categories	Billion Dollar Brands
Beauty	24%	22%	Antiperspirant and Deodorant, Cosmetics, Hair Care, Hair Color, Personal Cleansing, Prestige Products, Salon Professional, Skin Care	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	10%	16%	Blades and Razors, Electronic Hair Removal Devices, Hair Care Appliances, Pre and Post Shave Products	Braun, Fusion, Gillette, Mach3
Health Care	15%	17%	Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Other Oral Care, Other Personal Health Care, Vitamins/Minerals/Supplements	Always, Crest, Oral-B, Vicks
Fabric Care and Home Care	32%	26%	Bleach and Laundry Additives, Air Care, Batteries, Dish Care, Fabric Enhancers, Laundry Detergents, Pet Care, Professional, Surface Care	Ace, Ariel, Dawn, Downy, Duracell, Febreze, Gain, Iams, Tide
Baby Care and Family Care	19%	19%	Baby Wipes, Diapers and Pants, Paper Towels, Tissues, Toilet Paper	Bounty, Charmin, Pampers
* Percent of net sales and net earnings from continuing operations for the year ended June 30, 2012 (excluding results held in Corporate).

Recent Developments: In May 2012, we completed the divestiture of our snacks business to The Kellogg Company. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of our snacks business are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented. As a result of this change, the pet care business is now included in the Fabric Care and Home Care segment.
Effective during the quarter ending December 31, 2011, we implemented a number of changes to our organization structure within the Beauty and Grooming Global Business Unit (GBU), which resulted in changes to the components of the Beauty reportable segment and the Grooming reportable segment. We now manage these businesses based on the nature of the product rather than the consumer of the product. As a result, female blades and razors transitioned from Beauty to Grooming, while male personal care products, such as Old Spice and Gillette, moved from Grooming to Beauty. The GBU and segment discussions in MD&A and the accompanying Consolidated Financial Statements have been retrospectively revised to reflect the new organizational structure.

Beauty: We are a global market leader in the beauty category. Most of the beauty markets in which we compete are highly fragmented with a large number of global and local competitors. We compete in beauty, hair care and prestige. In beauty care, we offer a wide variety of products, ranging from deodorants to cosmetics to skin care, such as our Olay brand, which is the top facial skin care brand in the world with approximately 10% of the global market share. In hair care, we compete in both the retail and salon professional channels. We are the global market leader in the retail hair care market with over 20% of the global market share behind our Pantene and Head & Shoulders brands. In the prestige channel, we compete primarily with our prestige fragrances and the SK-II brand. We are one of the global market leaders in prestige fragrances, primarily behind our Dolce & Gabbana, Gucci and Hugo Boss fragrance brands.

Grooming: We are the global market leader in the blades and razors market and in nearly all of the geographies in which we compete. Our global blades and razors market share is approximately 70%, primarily behind the Gillette franchise including Fusion and Mach3. Our electronic hair removal devices, such as electric razors and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold approximately 30% of the male shavers market and over 40% of the female epilators market.

The Procter & Gamble Company 14

Health Care: We compete in oral care, feminine care and personal health. In oral care, there are several global competitors in the market, and we have the number two market share position with over 20% of the global market. We are the global market leader in the feminine care category with over 30% of the global market share. In personal health, we are the global market leader in nonprescription heartburn medications behind our Prilosec OTC brand and in respiratory treatments behind our Vicks brand. Certain of our sales outside the U.S in personal health are generated through the PGT Healthcare partnership.

Fabric Care and Home Care: This segment is comprised of a variety of fabric care products, including laundry detergents, additives and fabric enhancers; home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners; batteries; and pet care. In fabric care, we generally have the number one or number two share position in the markets in which we compete and are the global market leader, with over 25% of the global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is over 15% across the categories in which we compete. In batteries, we have over 25% of the global battery market share, behind our Duracell brand. In pet care, we compete in several markets in the premium pet care segment, with the Iams and Eukanuba brands. The vast majority of our pet care business is in North America, where we have approximately a 10% share of the market.

Baby Care and Family Care: In baby care, we compete mainly in diapers and baby wipes, with approximately 35% of the global market share. We are the number one or number two baby care competitor in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of approximately $10 billion. Our family care business is predominantly a North American business comprised largely of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are over 40% for Bounty and over 25% for Charmin.
Global Operations
Global Operations is comprised of our Market Development Organization (MDO), which is responsible for developing go-to-market plans at the local level. The MDO includes dedicated retail customer, trade channel and country-specific teams. It is organized along five geographic units: North America, Western Europe, Central & Eastern Europe/Middle East/Africa (CEEMEA), Latin America and Asia, which is comprised of Japan, Greater China and ASEAN/Australia/India/Korea (AAIK). Throughout MD&A, we reference business results in developing markets, which we define as the aggregate of CEEMEA, Latin America, AAIK and Greater China, and developed markets, which are comprised of North America, Western Europe and Japan.

Global Business Services
GBS provides technology, processes and standard data tools to enable the GBUs and the MDO to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
Corporate Functions
CF provides Company-level strategy and portfolio analysis, corporate accounting, treasury, external relations, governance, human resources and legal, as well as other centralized functional support.
STRATEGIC FOCUS
We are focused on strategies that we believe are right for the long-term health of the Company with the objective of delivering total shareholder return in the top one-third of our peer group. The Company's long-term financial targets are:

•	Grow organic sales 1% to 2% faster than the market grows in the categories and geographies in which we compete,

•	Deliver Core EPS growth of high single digits to low double digits, and

•	Generate free cash flow productivity of 90% or greater.
In order to achieve these targets, we are prioritizing the strategies and resources that will make P&G more focused and fit to win over the near- and long-term.
Strengthening our Core Business
We are prioritizing resources on our biggest, most profitable businesses and on the innovations and developing markets that offer the greatest opportunity for growth.

•
Top 40 Businesses: We define our core business as the top 40 country/category combinations, 20 in Household Care and 20 in Beauty & Grooming, which generate the highest level of annual sales and profit.

•
Top 20 Innovations: Our 20 most important innovations offer significantly higher growth potential than the balance of the innovation portfolio. Therefore, the growth of the Company depends substantially on the success of our biggest innovations.

•
Top 10 Developing Markets: Maintaining the strong growth momentum we have established in developing markets is critical to delivering our near- and long-term growth objectives. We are focusing resources first on the markets that offer the greatest growth opportunity. We will assess the potential for further portfolio expansions beyond the top 10 developing markets based on the top- and bottom-line growth progress of the core business.

15 The Procter & Gamble Company

Improving Productivity and Creating a Cost Savings Culture
We have taken significant steps to accelerate cost savings and create a more cost-focused culture within the Company, including a five-year, $10 billion cost savings initiative, which was announced in February 2012. The cost savings program is based on:

•	Reduction in overhead spending, with a target of approximately 5,700 non-manufacturing overhead positions by the end of fiscal year 2013.

•	Annual savings planned in cost of goods across raw materials, manufacturing and transportation and warehousing expenses.

•
Generating efficiencies to enable us to grow marketing costs at a slightly slower rate than sales growth while still increasing consumer reach and effectiveness, saving approximately $1 billion over the five year period.

Strengthening our Upstream Innovation Program and Pipeline
Innovation has always been - and continues to be - P&G's lifeblood. To consistently win with consumers around the world across price tiers and preferences, and to consistently win versus our best competitors, each P&G product category must have a full portfolio of innovation. The innovation portfolios must include a mix of commercial programs, incremental product improvements and discontinuous innovations. We have made the creation of more discontinuous innovation a top priority, dedicating R&D resources and funding to develop new innovations aimed at changing the game in existing product categories and creating new ones.

SUMMARY OF 2012 RESULTS

Amounts in millions, except per share amounts	2012	Change vs. Prior Year	2011	Change vs. Prior Year	2010
Net Sales	$83,680	3%	$81,104	5%	$77,567
Operating Income	13,292	(14)%	15,495	(2)%	15,732
Net Earnings from Continuing Operations	9,317	(20)%	11,698	8%	10,851
Net Earnings from Discontinued Operations	1,587	593%	229	(89)%	1,995
Net Earnings attributable to Procter & Gamble	10,756	(9)%	11,797	(7)%	12,736
Diluted Net Earnings per Common Share	3.66	(7)%	3.93	(4)%	4.11
Diluted Net Earnings per Share from Continuing Operations	3.12	(19)%	3.85	11%	3.47
Core Earnings per Common Share	3.85	(1)%	3.87	7%	3.61

•	Net sales increased 3% to $83.7 billion.

◦	Organic sales increased 3%.

◦	Unit volume was consistent with the prior year period as mid-single digit growth in developing regions was offset by a low single-digit decline in developed regions.

•	Net earnings attributable to Procter & Gamble were $10.8 billion, a decrease of $1.0 billion or 9% versus the prior year period.

◦
The decrease in net earnings attributable to Procter & Gamble was due to impairment charges, incremental restructuring charges and gross margin contraction, partially offset by net sales growth and the gain on the sale of the snacks business. The impairment charges included $1.6 billion of before-tax non-cash goodwill and intangible asset impairment charges associated with the Appliances and Salon Professional businesses. The incremental restructuring charges totaled $721 million before tax, resulting from the Company's productivity and cost savings plan announced during the year. A 160-basis point decline in gross margin was driven primarily by higher commodity costs and negative mix, partially offset by price increases and manufacturing cost savings.

◦	Net earnings from discontinued operations increased $1.4 billion due to the gain on the sale of the snacks business.

•	Diluted net earnings per share from continuing operations decreased 19% to $3.12.

◦	Diluted net earnings per share decreased 7% to $3.66, including earnings from discontinued operations of $0.54 per share.

◦	Core EPS decreased 1% to $3.85.

•	Cash flow from operating activities was $13.3 billion.

◦	Free cash flow was $9.3 billion.

◦	Free cash flow productivity was 85%.
ECONOMIC CONDITIONS, CHALLENGES AND RISKS
We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases

The Procter & Gamble Company 16

and other written and oral communications. All such statements, except for historical and present factual information, are "forward-looking statements" and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risks that could impact our results, refer to Item 1A Risk Factors in this 10-K.
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
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as consistent productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange controls, such as Venezuela, China, and India. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
Global Economic Conditions. Demand for our products has a correlation to global macroeconomic factors. The current macroeconomic factors remain dynamic. Economic changes, terrorist activity, political unrest and natural disasters may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets, due to terrorist and other hostile activities or natural disasters. We could also be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of a deterioration in the credit worthiness of, or a default by local governments, resulting in a disruption of credit markets. Such events could negatively impact our ability to collect receipts due from governments, including refunds of value added taxes, create significant credit risks relative to our local customers and depository institutions and/or negatively impact our overall liquidity.
Regulatory Environment. Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and tax laws. Our ability to manage regulatory, tax and legal matters (including product liability, patent, intellectual property, competition law matters and tax policy) and to resolve pending legal matters within current estimates may impact our results.
RESULTS OF OPERATIONS
The key metrics included in our discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative expenses (SG&A), other non-operating items and income taxes. The primary factors driving year over year changes in net sales include overall market growth in the categories in which we compete, product initiatives and geographic expansion, all of which drive changes in our underlying unit volume, as well as pricing actions (which can also indirectly impact volume), changes in product mix and foreign currency impacts on sales outside the United States. Most of our cost of products sold and SG&A expenses are to some extent variable in nature. Accordingly, our discussion of these operating costs focus primarily on relative margins rather than the absolute year over year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other

17 The Procter & Gamble Company

commodities), pricing impacts, product and geographic mix (for example, gross margins in developed markets are generally higher than in developing markets for similar products), the impacts of manufacturing savings projects and to a lesser extent scale impacts (for costs that are fixed or less variable in nature). The primary drivers of SG&A are marketing-related costs and overhead costs. Marketing-related costs are primarily variable in nature, although we do achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. Overhead costs are also variable in nature, but on a relative basis, less so than marketing costs due to our ability to leverage our organization and systems infrastructures to support business growth. Accordingly, we generally experience more scale-related impacts for these costs.

In February 2012, the Company announced a $10 billion productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overhead expenses. The plan is designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The Company expects to incur approximately $3.5 billion in before-tax restructuring costs over a four-year period as part of this plan.
Net Sales
Fiscal year 2012 compared with fiscal year 2011
Net sales increased 3% to $83.7 billion in 2012 on unit volume that was consistent with the prior year period. Difficult macroeconomic conditions have caused a slowdown in market growth, particularly in developed markets. In addition, we have initiated a number of price increases across each reportable segment, in large part to recover the rising cost of commodities and currency devaluations. These factors have negatively impacted volume growth in 2012, but the price increases have led to higher overall sales. Volume grew low single digits in Beauty, Grooming, Health Care, and Baby Care and Family Care. Fabric Care and Home Care volume decreased low single digits. Volume grew mid-single digits in developing regions and was down low single digits in developed regions. The impact of overall global market growth was partially offset by market share declines in certain categories. Price increases added 4% to net sales, driven by price increases across all business segments and regions, primarily to help offset commodity costs and devaluing currencies in certain developing markets. Mix reduced net sales by 1% due to unfavorable geographic mix across the Beauty, Grooming, Health Care, and Fabric Care and Home Care reportable segments and unfavorable product mix. Foreign exchange was neutral to net sales. Organic sales growth was 3% driven by price increases.
Fiscal year 2011 compared with fiscal year 2010
Net sales increased 5% in 2011 to $81.1 billion on a 6% increase in unit volume. Volume grew behind market and share growth. Global market growth, in categories that we compete, grew 3% on a constant currency basis. Volume increased low single digits in developed regions and double digits in developing regions. All geographic regions contributed to volume growth, led by double-digit growth in Asia, high single-digit growth in Latin America and mid-single-digit growth in CEEMEA and Western Europe. All five of the business segments contributed to volume growth with high single-digit growth in the Baby Care and Family Care and Fabric Care and Home Care segments, mid-single-digit growth in the Beauty and Health Care segments, and a low single-digit growth in the Grooming segment. Organic volume, which excludes acquisitions and divestitures, was up 5%. Mix reduced net sales by 2% due mainly to disproportionate growth in developing regions and mid-tier products, both of which have lower than Company average selling prices, and declines in the premium-priced professional salon and prestige categories. Pricing added 1% to net sales behind price increases to offset higher commodity costs and foreign exchange. Foreign exchange was neutral to net sales. Organic sales were up 4%, led by high single-digit growth in the Baby Care and Family Care segment, as well as mid-single-digit growth across the Grooming and Health Care segments.

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2012	Basis Point Change	2011	Basis Point Change	2010
Gross margin	49.3%	(160)	50.9%	(140)	52.3%
Selling, general and administrative expense	31.5%	(30)	31.8%	(20)	32.0%
Operating margin	15.9%	(320)	19.1%	(120)	20.3%
Earnings from continuing operations before income taxes	15.3%	(320)	18.5%	(70)	19.2%
Net earnings from continuing operations	11.1%	(330)	14.4%	40	14.0%
Net earnings attributable to Procter & Gamble	12.9%	(170)	14.6%	(180)	16.4%

The Procter & Gamble Company 18

Fiscal year 2012 compared with fiscal year 2011
Gross margin contracted 160 basis points in 2012 to 49.3% of net sales. The reduction in gross margin was driven mainly by a 230-basis point impact from higher commodity and energy costs. Gross margin was also negatively impacted by 200 basis points from negative geographic and product mix and by 30 basis points from the impact of increased restructuring spending due to the productivity and cost savings plan. The negative mix resulted from disproportionate growth in developing regions, as developing regions have lower relative gross margins than developed regions. These impacts were partially offset by a 200-basis point impact from increased pricing and a 140-basis point impact from manufacturing cost savings.
Total SG&A increased 3% to $26.4 billion in 2012, driven by higher marketing spending to support initiative activity and a $510 million increase in restructuring spending from our productivity and cost savings plan, partially offset by a reduction in competition law fines (see Item 3 of this Form 10-K and Note 10 of our Consolidated Financial Statements, Commitments and Contingencies), which were $303 million in the prior year compared to $75 million in the current year. SG&A as a percentage of net sales decreased 30 basis points to 31.5%, as reduced competition law fines and the impact of increased scale leverage on marketing and overhead costs from higher sales were partially offset by 60 basis points of incremental restructuring costs.
We incurred impairment charges of $1.6 billion ($1.5 billion after tax) in 2012 related to the carrying values of goodwill in our Appliances and Salon Professional businesses and our Koleston Perfect and Wella indefinite lived intangible assets, which are part of our Salon Professional business. See Note 2 of our Consolidated Financial Statements for more details, including factors leading to the impairment charges. Since goodwill is included in Corporate for internal management and segment reporting, the goodwill impairment charges are included in the Corporate segment. The indefinite lived intangible asset impairments are also included in the Corporate segment for management and segment reporting.
Fiscal year 2011 compared with fiscal year 2010
Gross margin contracted 140 basis points in 2011 to 50.9% of net sales. The reduction in gross margin was driven mainly by a 225-basis point increase in commodity and energy costs, along with negative product mix from disproportionate growth in developing regions and mid-tier products. These impacts were partially offset by manufacturing cost savings and the favorable impact of volume scale leverage.
Total SG&A increased 4% to $25.8 billion in 2011 behind higher marketing and overhead spending, which was partially offset by the impact of lower foreign currency exchange costs. SG&A as a percentage of net sales decreased 20 basis points to 31.8% due to a reduction in overhead and other operating expenses as a percentage of net sales, partially offset by increased marketing investments.

Marketing spending as a percentage of net sales increased 60 basis points due to additional marketing investments to support innovation and expansion plans. Overhead spending as a percentage of net sales decreased 50 basis points due to sales leverage, partially offset by added spending to support growth. Other operating expenses as a percentage of net sales decreased 30 basis points mainly due to a decrease in Venezuela-related foreign currency exchange costs of $548 million (see further discussion below in "Venezuela Currency Impacts"). Charges for competition law fines increased to $303 million versus the prior year charge of $283 million.
Non-Operating Items
Fiscal year 2012 compared with fiscal year 2011
Interest expense decreased 7% in 2012 to $769 million, due to lower interest rates on floating rate debt and a decrease in average debt outstanding. Other non-operating income, net primarily includes divestiture gains, interest and investment income. Other non-operating income decreased $71 million to $262 million in 2012 mainly behind the impact of minor brand divestitures. A divestiture gain from the sale of our PUR water filtration brand in the current year was less than the Zest and Infasil divestiture gains in the prior year.
Fiscal year 2011 compared with fiscal year 2010
In 2011, interest expense decreased 12% to $831 million due primarily to a reduction in interest rates on floating rate debt partially offset by an increase in debt outstanding. Other non-operating income was a net benefit of $333 million in 2011 versus $82 million in 2010. This $251 million increase was primarily due to the impact of gains on divestitures in 2011 (Zest brand in North America and Infasil brand in Western Europe) and incremental costs in the 2010 associated with exercising the call option on an outstanding bond, partially offset by a gain due to the acquisition of MDVIP in 2010.
Income Taxes
Fiscal year 2012 compared with fiscal year 2011
The effective tax rate on continuing operations increased 510 basis points to 27.1% in 2012 primarily due to a 250-basis point impact from the non-deductibility of impairment charges in the current year period and the net impact of favorable discrete adjustments related to uncertain income tax positions, which drove 250 basis points of the tax rate difference. The net benefit on the current year was $165 million, which netted to 130 basis points, versus 380 basis points of net benefits in the prior year.
Fiscal year 2011 compared with fiscal year 2010
In 2011, the effective tax rate on continuing operations decreased 500 basis points to 22.0%.  This was primarily driven by net favorable discrete adjustments (primarily driven by favorable audit and litigation settlements for uncertain tax positions in multiple jurisdictions relating to

19 The Procter & Gamble Company

prior periods), which drove 410 basis points of the effective tax rate difference.  Net adjustments to tax balances for uncertain tax positions in a number of jurisdictions resulted in a benefit of approximately $535 million in 2011, including a $252 million benefit from the settlement of U.S. tax litigation primarily related to the valuation of technology donations.  The 2011 tax rate also benefited from the geographic mix of current year sales and earnings, which drove a 50-basis point reduction as an increased proportion of earnings were generated in foreign markets with lower tax rates versus the United States.
Net Earnings
Fiscal year 2012 compared with fiscal year 2011
Net earnings from continuing operations decreased 20% to $9.3 billion in 2012 as an increase in net sales was more than offset by the impact of impairment charges, incremental restructuring charges and an increase in income taxes. Operating margin declined 320 basis points due primarily to a 190-basis point impact from goodwill and intangible impairment charges in our Appliances and Salon Professional businesses and an 85-basis point impact from incremental restructuring charges. The impact of higher commodity costs and negative product mix were largely offset by higher pricing, manufacturing cost savings and increased scale leverage.
Net earnings from discontinued operations increased $1.4 billion in 2012 due to the gain on the divestiture of the snacks business.
Diluted net earnings per share decreased 7% from the prior year to $3.66 in fiscal 2012 behind a decrease in net earnings from continuing operations, partially offset by an increase in net earnings from discontinued operations and a reduction in shares outstanding. Diluted net earnings per share from continuing operations in 2012 decreased 19% to $3.12. Diluted net earnings per share from discontinued operations increased $0.46 due to the gain on the divestiture of the snacks business, partially offset by a decrease in the earnings of the snacks business prior to the divestiture. The reduction in the number of shares outstanding was driven by treasury share repurchases of $4.0 billion, which were made under our publicly announced share repurchase program.
Core EPS in 2012 decreased 1% to $3.85. Core EPS represents diluted net earnings per share from continuing operations excluding current-year impairment charges for goodwill and indefinite lived intangible assets, current year incremental restructuring charges due to the productivity and cost savings plan, charges in both 2012 and 2011 for European legal matters and a 2011 benefit from the settlement of U.S. tax litigation primarily related to the valuation of technology donations.
Fiscal year 2011 compared with fiscal year 2010
In 2011, net earnings from continuing operations were $11.7 billion, an increase of 8% versus the prior year due mainly to net sales growth and a lower effective tax rate, partially offset by operating margin contraction. Operating margin decreased 120 basis points due to a decrease in gross margin, partially offset by a decrease in SG&A spending as a percentage of net sales. Gross margin declined behind higher commodity costs, partially offset by manufacturing cost savings. SG&A as a percentage of net sales declined due to reduced foreign currency exchange costs and a reduction in overhead spending as a percentage of net sales due to productivity improvements, partially offset by increased marketing investments.
In 2011, net earnings from discontinued operations decreased $1.8 billion mainly due to the impact of the gain on the divestiture of the global pharmaceuticals business in 2010.
Diluted net earnings per share from continuing operations in 2011 increased 11% to $3.85 behind higher net earnings from continuing operations and the reduction in shares outstanding. Diluted net earnings per share from discontinued operations declined $0.56. Diluted net earnings per share declined 4% to $3.93 driven by lower net earnings from discontinued operations, partially offset by higher net earnings from continuing operations and a reduction in weighted average shares outstanding resulting from share repurchase activity. The reduction in the number of shares outstanding was driven by treasury share repurchases of $7.0 billion, nearly all of which were made under our publicly announced share repurchase program. Core EPS increased 7% in 2011 to $3.87.

Venezuela Currency Impacts
Venezuela was determined to be a highly inflationary economy under U.S. GAAP during fiscal 2010 and as a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings.  During fiscal 2010, the Venezuelan government devalued the Bolivar Fuerte relative to the U.S. dollar.  The remeasurement of our local balance sheets in fiscal 2010 to the new official exchange rate (4.3 Bolivares Fuertes to the U.S. dollar) did not materially impact our results.  This was due to the relatively small non-dollar denominated net monetary asset position in Venezuela. Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the 4.3 rate, which is also expected to be applicable to dividend repatriations.
Foreign currency transactions in Venezuela are subject to an official government currency exchange rate. Transactions at the official exchange rate are subject to CADIVI (Venezuela government's Foreign Exchange Administrative Commission). During recent years, in addition to the official exchange rate used for qualifying dividends and imports of goods and services, the Venezuelan government has had a number of currency controls for companies operating in

The Procter & Gamble Company 20

Venezuela. Through most of fiscal 2010, payments for certain imported goods and services that did not qualify for the official exchange rate had been satisfied by exchanging Bolivares Fuertes for U.S. dollars through securities transactions in the parallel market rather than at the more favorable official exchange rate.  In fiscal 2010, the Venezuelan government enacted regulations that reduced the availability of foreign currency at the official exchange rate. That and an increased spread between the official and parallel exchange rates during most of fiscal 2010 resulted in increased costs for exchange transactions executed using securities transactions in the parallel market during fiscal 2010. The parallel market is now controlled by The Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. This is done through the SITME rate, which was approximately 5.3 as of June 30, 2012. The notional amount of transactions that run through this foreign exchange rate for non-essential goods is restrictive, which has essentially eliminated our ability to access any foreign exchange rate other than through the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. Finally, the Venezuelan government enacted a price control law during the second half of fiscal 2012 that negatively impacted the net selling prices of certain products sold in Venezuela. This impact was not significant for the fiscal year.
As of June 30, 2012, we had net monetary assets denominated in local currency of approximately $1.1 billion. Approximately $338 million of this balance has been remeasured using the SITME parallel rate because we plan to use this amount of the net monetary assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. However, as noted in the preceding paragraph, the availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans and the creditworthiness of the local depository institutions and other creditors, we have exposure for our local monetary assets.  We also have devaluation exposure for the differential between the current and potential future official and parallel exchange rates.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors. These include the Company's ability to mitigate the effect of the recently enacted price controls, any potential future devaluation, any further Venezuelan government price or exchange controls, economic conditions and availability of raw materials and utilities.
SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs such as interest expense, investing activities and certain restructuring and asset impairment costs. These costs are reported in our Corporate segment and are included as part of our Corporate segment discussion. Additionally, as described in Note 11 to the Consolidated Financial Statements, we have investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions and, therefore, do not consolidate these companies for U.S. GAAP purposes ("unconsolidated entities"). Given that certain of these investments are managed as integral parts of the Company's business units, they are accounted for as if they were consolidated subsidiaries for management and segment reporting purposes. This means pre-tax earnings in the business units include 100% of each pre-tax income statement component. In determining after-tax earnings in the business units, we eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest, and apply the statutory tax rates. Eliminations to adjust each line item to U.S. GAAP are included in our Corporate segment. All references to net earnings throughout the discussion of segment results refer to net earnings from continuing operations attributable to Procter & Gamble.

Net Sales Change Drivers vs. Year Ago (2012 vs. 2011)	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty	2%	2%	0%	3%	-3%	2%
Grooming	1%	1%	-1%	2%	-1%	1%
Health Care	1%	0%	0%	3%	-1%	3%
Fabric Care and Home Care	-1%	-1%	0%	5%	-1%	3%
Baby Care and Family Care	1%	1%	0%	5%	0%	6%
TOTAL COMPANY	0%	0%	0%	4%	-1%	3%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

21 The Procter & Gamble Company

BEAUTY

($ millions)	2012	Change vs. Prior Year	2011	Change vs. Prior Year
Volume	n/a	+2%	n/a	+4%
Net sales	$20,318	+2%	$19,937	+4%
Net earnings	$2,390	-6%	$2,542	-1%
Fiscal year 2012 compared with fiscal year 2011
Beauty net sales increased 2% to $20.3 billion in 2012 on unit volume growth of 2%. Organic sales also grew 2% on 2% organic volume growth. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 3% behind a decrease in Salon Professional and a disproportionate growth in developing regions, which have lower than segment average selling prices. Global market share of the Beauty segment decreased 0.3 points. Volume increased mid-single digits in developing regions while developed region volume decreased low single digits. Volume in Retail Hair Care grew mid-single digits behind high single-digit growth in developing regions led by Pantene initiatives and Head & Shoulders geographic expansion. Volume in developed regions was down low single digits due to competitive activity. Global market share of the hair care category was unchanged. Volume in Beauty Care decreased mid-single digits due to the Zest and Infasil divestitures and the impact of competitive activity in North America and Western Europe which contributed to about half a point of global share loss. Volume in Salon Professional was down high single digits mainly due to market contraction in Europe and the impact of competitive activity. Volume in Prestige Products increased mid-single-digits driven by initiative activity, partially offset by minor brand divestitures.
Net earnings decreased 6% to $2.4 billion as higher net sales were more than offset by a 100-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs and unfavorable geographic and product mix, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales decreased due to scale leverage from increased sales.
Fiscal year 2011 compared with fiscal year 2010
Beauty net sales increased 4% in 2011 to $19.9 billion on unit volume growth of 4%. Organic sales grew 3% on organic volume of 5%. Mix negatively impacted net sales by 2% behind disproportionate growth in developing regions, which have lower than segment average selling prices and declines in the premium-priced Prestige Products and Salon Professional categories. Favorable foreign exchange positively impacted net sales growth by 1%. Volume in developing regions increased double digits, while volume in developed regions declined low single digits. Volume in Retail Hair Care grew mid-single digits behind growth in all regions except North America. Developing regions grew double digits behind initiative activity on Pantene, Head & Shoulders and Rejoice, distribution expansions and market growth, which were partially offset by a mid-single-digit decline in North America due to competitive activity. Global market share of the hair care category was up slightly. Volume in Beauty Care was up mid single digits primarily due to higher shipments of Olay and Safeguard behind initiative activity and distribution expansion and market growth in developing markets. Volume in Salon Professional was down high single digits mainly due to the planned exit of non-strategic businesses and market size contractions in developed regions. Volume in Prestige Products declined low single digits primarily due to the divestiture of minor brands and lower shipments in Western Europe. Excluding the minor brand divestitures, volume increased low single digits due to growth of Dolce & Gabbana and Gucci fragrance brands behind initiative activity.
Net earnings decreased 1% in 2011 to $2.5 billion as higher net sales were more than offset by a 60-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction and higher SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales increased due to higher marketing spending, partially offset by lower overhead spending as a percentage of net sales and reduced foreign currency exchange costs.
GROOMING

($ millions)	2012	Change vs. Prior Year	2011	Change vs. Prior Year
Volume	n/a	+1%	n/a	+3%
Net sales	$8,339	+1%	$8,245	+5%
Net earnings	$1,807	+2%	$1,775	+10%
Fiscal year 2012 compared with fiscal year 2011
Grooming net sales increased 1% to $8.3 billion in 2012 on a 1% increase in unit volume. Organic sales were up 2%. Price increases contributed 2% to net sales growth. Unfavorable geographic and product mix decreased net sales by 1% mainly due to disproportionate growth in developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange decreased net sales growth by 1%. Global market share of the Grooming segment decreased 0.2 points. Volume grew mid-single digits in developing regions due to initiative activity and market growth and decreased low single digits in developed regions primarily due to competitive activity. Volume in Shave Care was up low single digits due to mid-single-digit growth in developing regions behind initiatives, Fusion ProGlide geographic expansion and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction and the impact of competitive activity. Global market share of the blades and razors category was unchanged. Volume in Appliances decreased

The Procter & Gamble Company 22

mid-single digits due to market contraction in Western Europe and the impact of competitive activity. Global market share of the dry shave category was down over 2 points.
Net earnings increased 2% to $1.8 billion due to higher net sales and a 10-basis point increase in net earnings margin. The net earnings margin increase was driven by a decrease in SG&A as a percentage of net sales, largely offset by gross margin contraction. SG&A as a percentage of net sales decreased due to reductions in both overhead and marketing spending. Gross margin decreased primarily due to an increase in commodity costs and unfavorable geographic and product mix, partially offset by price increases.
Fiscal year 2011 compared with fiscal year 2010
Grooming net sales increased 5% in 2011 to $8.2 billion on volume growth of 3%. Organic sales were up 5%. Price increases, taken primarily across blades and razors in Latin America and developed regions, contributed 2% to net sales growth. Volume grew high single digits in developing regions and decreased low single digits in developed regions. Volume for blades and razors was up low single digits due to market growth in developing regions, partially offset by reduced volume in the developed regions. Gillette Fusion and Venus shipments increased double digits behind distribution expansion and initiative activity; while Mach3 shipments increased low single digits due to growth in developing regions, partially offset by decreases in developed markets. Global market share of the blades and razors category was down about half a point. Volume in Appliances decreased low single digits due to competitive activity and a shift from low-tier, high volume products to higher-tier product offerings. Global market share of the dry shave category was down half a point.
Net earnings increased 10% to $1.8 billion behind higher net sales and a 90-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion, a lower effective tax rate and a decrease in SG&A as a percentage of net sales. Gross margin increased due to price increases, the favorable impact of volume scale leverage and manufacturing cost savings. The tax rate decrease was due to a shift in the geographic mix of earnings to countries with lower statutory tax rates. SG&A as a percentage of net sales was down due to lower foreign currency exchange costs and lower overhead spending as a percentage of net sales due to sales leverage, partially offset by higher marketing spending.
HEALTH CARE

($ millions)	2012	Change vs. Prior Year	2011	Change vs. Prior Year
Volume	n/a	+1%	n/a	+5%
Net sales	$12,421	+3%	$12,033	+5%
Net earnings	$1,826	+2%	$1,796	-3%

 Fiscal year 2012 compared with fiscal year 2011
Health Care net sales increased 3% to $12.4 billion in 2012 on 1% growth in unit volume. Organic sales were up 2% on flat organic volume. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 1% due to disproportionate growth in certain developing countries and products with lower than segment average selling prices. Global market share of the Health Care segment decreased 0.1 points. Volume increased mid-single digits in developing regions and decreased low single digits in developed regions. Oral Care volume was in line with the prior year period as the expansion of Oral-B toothpaste in Western Europe and Latin America were offset by the impact of competitive activity in developed markets and Asia and the lost volume following the price increases in Asia. Global market share of the oral care category was down slightly. Volume in Personal Health Care increased low single digits driven by the addition of the PGT Healthcare partnership. Organic volume was down low single digits as the benefits from market growth were more than offset by lower shipments of Prilosec OTC in North America. All-outlet value share of the U.S. personal health care market was down slightly. Volume in Feminine Care was up low single digits driven by mid-single digit growth in developing markets due to market growth and initiative activity in India, Brazil and CEEMEA. Feminine Care global market share was down about half a point.
Net earnings increased 2% to $1.8 billion behind higher net sales partially offset by a 20-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction, partially offset by lower SG&A as a percentage of net sales. Gross margin declined due to higher commodity costs and unfavorable product and geographic mix, partially offset by manufacturing cost savings and price increases. SG&A as a percentage of net sales decreased primarily due to scale leverage from increased sales.
Fiscal year 2011 compared with fiscal year 2010
Health Care net sales increased 5% in 2011 to $12.0 billion on 5% growth in unit volume. Organic sales were up 5%. Volume increased high single digits in developing regions and low single digits in developed regions. Volume in Oral Care grew mid-single digits behind initiative activity and incremental merchandising support of Crest and Oral-B. Global market share of the oral care category was up over half a point. Volume in Personal Health Care grew low single digits behind higher shipments of Vicks in North America and the developing regions, partially offset by continuing decline of Prilosec OTC in North America due to competitive activity. All-outlet value share of the U.S. personal health care market increased about half a point. Volume in Feminine Care was up mid-single digits mainly due to higher shipments of Naturella, behind expansion into developing regions, and Always, behind initiative activity in developing regions. Global market share of the feminine care category was down less than half a point.

23 The Procter & Gamble Company

Net earnings decreased 3% to $1.8 billion as higher net sales were more than offset by a 130-basis point decrease in net earnings margin. Net earnings margin decreased due to lower gross margin, higher SG&A as a percentage of net sales and a higher effective tax rate. Gross margin declined due to higher commodity costs and unfavorable mix due to disproportionate growth in developing regions, partially offset by manufacturing cost savings. SG&A as a percentage of net sales increased behind higher marketing spending to support growth, partially offset by lower foreign currency exchange costs. The tax rate increase was due to a shift in the geographic mix of earnings to countries with higher statutory tax rates.

FABRIC CARE AND HOME CARE

($ millions)	2012	Change vs. Prior Year	2011	Change vs. Prior Year
Volume	n/a	-1%	n/a	+6%
Net sales	$27,254	+3%	$26,536	+4%
Net earnings	$2,915	-6%	$3,109	-12%
Fiscal year 2012 compared with fiscal year 2011
Fabric Care and Home Care net sales increased 3% to $27.3 billion in 2012. Unit volume decreased 1%. Organic sales were up 3%. Price increases contributed 5% to net sales growth. Mix negatively impacted net sales growth by 1% due to disproportionate growth of mid-tier product lines and developing regions, which have lower than segment average selling prices. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. Volume in developing regions grew mid-single digits, while volume in developed regions decreased mid-single digits. Fabric Care volume decreased low single digits mainly due to the impact of price increases in North America, partially offset by growth in Asia. Global market share of the fabric care category decreased half a point. Home Care volume increased low single digits driven by initiative activity and distribution expansion in developing regions, partially offset by a low-single-digit decline in developed regions due to the impact of price increases. Global market share of the home care category was unchanged. Batteries volume decreased low single digits due to market contraction and distribution losses in developed markets, partially offset by market growth and distribution expansion in developing regions. Global market share of the batteries category increased about half a point. Pet Care volume decreased high single digits due mainly to market contraction and customer inventory reductions. Global market share of the pet care category was down about half a point.
Net earnings decreased 6% to $2.9 billion as net sales growth was more than offset by an 100-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to gross margin contraction. Gross margin decreased mainly due to higher commodity costs and unfavorable product and geographic mix, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales decreased nominally as higher marketing costs were largely offset by overhead scale leverage from increased sales.
Fiscal year 2011 compared with fiscal year 2010
Fabric Care and Home Care net sales increased 4% in 2011 to $26.5 billion on a 6% increase in unit volume. Organic sales were up 2%. Organic volume, which excludes the impact of the Ambi Pur and Natura acquisitions, increased 5%. Mix negatively impacted net sales growth by 2% due to disproportionate growth of mid-tier product lines and powdered laundry detergents, which have lower than segment average selling prices. Volume in developing regions was up high single digits, while volume in developed regions grew mid-single digits. Fabric Care volume increased mid-single digits, led by high single-digit growth in developing regions behind initiative activity, increased distribution and market growth. Global market share of the fabric care category increased slightly. Home Care volume increased double digits due, in part, to the Ambi Pur acquisition. Organic volume in Home Care was up high single digits driven mainly by initiative activity, including launches of Gain hand dishwashing liquid and Febreze Set & Refresh in North America, and geographic expansion of dish and air care product lines. Global market share of the home care category was up nearly 1 point. Batteries volume grew mid-single digits primarily due to price reductions executed through pack count increases in North America, which were implemented in January 2010, initiative activity in Western Europe and market growth and distribution expansion in Asia. Global market share of the batteries category increased more than half a point. Pet Care volume was down mid-single digits mainly due to the impacts of the recall of select dry pet food products and the supply constraints resulting from restructuring the supply chain following the recalls, partially offset by the impact of the Natura acquisition in June 2010. Excluding the Natura acquisition, Pet Care volume decreased double digits. Global market share of the pet care category was down half a point.
Net earnings decreased 12% to $3.1 billion as net sales growth was more than offset by a 220-basis point decrease in net earnings margin. Net earnings margin decreased mainly due to gross margin contraction. SG&A as a percentage of net sales and the effective tax rate also increased. Gross margin decreased mainly due to higher commodity costs and unfavorable product mix behind disproportionate growth of developing regions and mid-tier products, partially offset by manufacturing cost savings. SG&A as a percentage of net sales increased behind higher overhead spending to support growth and due to costs related to the select dry pet food products recall. The tax rate increased due to a shift in the geographic mix of earnings to countries with higher statutory tax rates.

The Procter & Gamble Company 24

BABY CARE AND FAMILY CARE

($ millions)	2012	Change vs. Prior Year	2011	Change vs. Prior Year
Volume	n/a	+1%	n/a	+8%
Net sales	$16,493	+6%	$15,606	+6%
Net earnings	$2,123	+7%	$1,978	-3%
Fiscal year 2012 compared with fiscal year 2011
Baby Care and Family Care net sales increased 6% to $16.5 billion in 2012 on 1% volume growth. Organic sales were up 6%. Pricing added 5% to net sales growth. Global market share of the Baby Care and Family Care segment increased 0.2 points. Volume grew double digits in developing regions and decreased low single digits in developed regions. Volume in Baby Care was up mid-single digits behind market size growth and distribution expansion in developing regions, partially offset by declines in North America and Western Europe from diaper market contraction. Global market share of the baby care category increased more than half a point. Volume in Family Care decreased low single digits primarily due to competitive activity and the impact of a price increase in North America. In the U.S., all-outlet share of the family care category was down half a point.
Net earnings increased 7% to $2.1 billion due to sales growth and a 20-basis point increase in net earnings margin. Net earnings margin increased mainly due to a decrease in SG&A as a percentage of net sales, partially offset by a lower gross margin. The reduction in gross margin was driven primarily by higher commodity costs and unfavorable geographic and product mix, partially offset by the impact of higher pricing. SG&A as a percentage of net sales decreased due to scale leverage from increased sales.
Fiscal year 2011 compared with fiscal year 2010
Baby Care and Family Care net sales increased 6% in 2011 to $15.6 billion on 8% volume growth. Organic sales were up 7%. Mix reduced net sales by 2% driven mainly by disproportionate growth of mid-tier product lines, larger package sizes and developing regions, all of which have lower than segment average selling prices. Pricing added 1% to net sales growth primarily due to price increases executed in Baby Care to offset higher commodity costs and foreign exchange. Unfavorable foreign exchange negatively impacted net sales by 1%. Volume grew double digits in developing regions and mid-single digits in developed regions. Volume in Baby Care was up high single digits primarily due to double-digit growth in developing regions behind initiative activity, market growth and distribution expansion. Global market share of the baby care category increased over 1 point. Volume in Family Care increased high single digits driven by the continued impact of initiatives launched in prior periods, with high single-digit growth in North America. In the U.S., all-outlet share of the family care category increased half a point.
Net earnings decreased 3% to $2.0 billion as net sales growth was more than offset by a 120-basis point reduction in net earnings margin. Net earnings margin declined mainly due to a lower gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The reduction in gross margin was driven by higher commodity costs and unfavorable product mix, behind disproportionate growth of mid-tier product lines, larger package sizes and developing regions, which were only partially offset by the favorable impact of volume scale leverage and manufacturing cost savings. SG&A as a percentage of net sales declined due to lower foreign currency exchange costs.
CORPORATE
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; certain asset impairment charges; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), adjustments for unconsolidated entities (to eliminate net sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP) and noncontrolling interest adjustments for subsidiaries where we do not have 100% ownership. Since certain unconsolidated entities and less than 100%-owned subsidiaries are managed as integral parts of the related segments, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities and noncontrolling interests in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company's effective tax rate in Corporate) and eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest.
Corporate net sales primarily reflect the adjustment to eliminate the sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally negative. Negative net sales in Corporate decreased by $108 million due to adjustments required to eliminate the lower net sales of unconsolidated entities. Net Corporate expenses increased $2.2 billion primarily due to the net after tax goodwill and intangibles impairment charges of $1.5 billion, incremental after-tax restructuring charges of $587 million and the impact of lower net discrete tax adjustments in the current year. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

25 The Procter & Gamble Company

In 2011, negative net sales in Corporate were down $101 million due to adjustments required to eliminate lower sales of unconsolidated entities. Net income from continuing operations increased $1.3 billion to $498 million. The increase was due to net discrete adjustments to reverse reserves for uncertain tax positions, lower interest expense, a reduction in restructuring-type charges, divestiture gains and prior-period charges for the taxation of certain future retiree prescription drug subsidy payments in the U.S. Additional discussion of the items impacting net income in Corporate are included in the Results of Operations section above.
Productivity and Cost Savings Plan
In February 2012, the Company announced a $10 billion productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads.   The program was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.
As part of this plan the Company expects to incur approximately $3.5 billion in before-tax restructuring costs over a four-year period (from fiscal 2012 through fiscal 2015). More than half of the costs will be incurred by the end of fiscal 2013 and the remainder in fiscal years 2014 and 2015. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the costs are expected to deliver approximately $2 billion in before-tax annual savings.  The before-tax savings in the current year are not material due to the timing of the plan.
Restructuring accruals of $343 million as of June 30, 2012 are classified as current liabilities.  Approximately 62% of the restructuring charges incurred during 2012 either have been or will be settled with cash.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges will be funded by and included within Corporate for segment reporting.
Refer to Note 3 in our Consolidated Financial Statements for more details on the productivity and cost savings plan.
CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and ready access to capital markets at competitive rates.
Operating cash flow provides the primary source of funds to finance operating needs and capital expenditures. Excess operating cash is used first to fund shareholder dividends. Other discretionary uses include acquisitions and share repurchases to complement our portfolio of businesses, brands and geographies. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Cash Flow
Fiscal year 2012 compared with fiscal year 2011
Operating cash flow was $13.3 billion in 2012, in line with the prior year. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, stock based compensation, asset impairments, deferred income taxes, and gains on sale of businesses), partially offset by working capital increases. Increased accounts receivable used $427 million of cash to fund growth. However, accounts receivable days sales outstanding were down 2 days primarily due to the impact of foreign exchange. Inventory generated $77 million of cash, mainly due to an increase in inventory management improvement efforts, partially offset by inventory to support product initiatives and to build stock to support capacity expansions and manufacturing sourcing changes. Inventory days on hand declined by 10 days primarily due to inventory management improvement efforts and the impact of foreign exchange. Accounts payable, accrued and other liabilities used $22 million of cash, due primarily to the payment of fines related to violations of the European competition laws. Cash flow from discontinued operations contributed approximately $200 million to operating cash flow.
Fiscal year 2011 compared with fiscal year 2010
Operating cash flow was $13.3 billion in 2011, a 17% decrease versus the prior year. Operating cash flow resulted primarily from net earnings adjusted for non-cash items (depreciation and amortization, stock-based compensation, deferred income taxes and gain on the sale of businesses), partially offset by an increase in working capital. The net of accounts receivable, inventory and accounts payable consumed $569 million of operating cash flow in 2011 mainly due to increases in inventories and accounts receivables. Inventory consumed $501 million driven by higher commodity costs, business growth and increased stock levels in advance of initiatives and sourcing changes. Inventory days on hand increased by five days due to the impact of foreign exchange, higher commodity costs and increased safety stock levels. Accounts receivable used $426 million primarily to support business growth. Accounts receivable days sales outstanding were up three days due to timing of sales and the impact of foreign exchange. Inventory and accounts receivable increases were partially offset by accounts payable, accrued and other liabilities, which increased by $358 million to support business growth. Other operating assets and liabilities were also a significant use of operating cash flow due primarily to net reductions in reserves for uncertain tax positions and an increase in the amount of value added taxes due from various governmental authorities. In the prior year, working

The Procter & Gamble Company 26

capital was a net source of cash.
Free Cash Flow. We view free cash flow as an important measure because it is a factor impacting the amount of cash available for dividends and other discretionary investment. It is defined as operating cash flow less capital expenditures and is one of the measures used to evaluate senior management and determine their at-risk compensation.
Fiscal year 2012 compared with fiscal year 2011
Free cash flow was $9.3 billion in 2012, a decrease of 7% versus the prior year. Free cash flow decreased primarily due to higher capital spending to support geographic expansion. Free cash flow productivity, defined as the ratio of free cash flow to net earnings, was 85% in 2012.
Fiscal year 2011 compared with fiscal year 2010
In 2011, free cash flow was $10.0 billion, a decrease of 23% versus the prior year. Free cash flow decreased due to lower operating cash flow and higher capital spending. Free cash flow productivity was 84% in 2011.
Investing Cash Flows
Fiscal year 2012 compared with fiscal year 2011
Net investing activities consumed $1.1 billion in cash in 2012 mainly due to capital spending, partially offset by proceeds from asset sales of $2.9 billion. These proceeds were primarily related to cash received from the sale of our snacks business in 2012.
Fiscal year 2011 compared with fiscal year 2010
In 2011, net investing activities consumed $3.5 billion of cash due to capital spending and acquisitions, partially offset by proceeds from asset sales.
Capital Spending. We view capital spending efficiency as a critical component of our overall cash management strategy. We manage capital spending to support our business growth plans and have cost controls to deliver our cash generation targets. Capital expenditures, primarily to support capacity expansion, innovation and cost savings, were $4.0 billion in 2012 and $3.3 billion in 2011. The increase in capital spending resulted primarily from capacity expansions. Capital spending as a percentage of net sales increased 60 basis points to 4.7% in 2012. Capital spending for our discontinued snacks business was approximately $60 million in 2012. As we continue to support growth, capital spending in total and as a percentage of net sales is expected to increase in fiscal 2013. Capital spending as a percentage of net sales increased 10 basis points to 4.1% in 2011.
Acquisitions. Acquisitions used $134 million of cash in 2012 primarily for the acquisition of New Chapter, a vitamins supplement business. In 2011, acquisitions used $474 million of cash primarily for the acquisition of Ambi Pur, an air freshener business.

Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales contributed $2.9 billion to cash in 2012 mainly due to the sale of our snacks business. In 2011, proceeds from asset sales contributed $225 million to cash mainly due to the sale of our Infasil brand in Western Europe and Zest brand in North America.

Financing Cash Flows
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 8% to $2.14 per share in 2012. Total dividend payments to common and preferred shareholders were $6.1 billion in 2012 and $5.8 billion in 2011. The increase in dividend payments resulted from increases in our quarterly dividends per share, partially offset by a reduction in the number of shares outstanding. In April 2012, the Board of Directors declared an increase in our quarterly dividend from $0.525 to $0.562 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 7% increase compared to the prior quarterly dividend and is the 56th consecutive year that our dividend has increased. We have paid a dividend in every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $29.8 billion as of June 30, 2012 and $32.0 billion as of June 30, 2011. Our total debt decreased in 2012 mainly due to bonds reaching maturity and a reduction in commercial paper outstanding, partially offset by debt issuances.
Treasury Purchases. Total share repurchases were $4.0 billion in 2012 and $7.0 billion in 2011.
Liquidity
At June 30, 2012 our current liabilities exceeded current assets by $3.0 billion, largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
On June 30, 2012, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings are Aa3 (Moody's) and AA- (Standard & Poor's), both with a stable outlook.

27 The Procter & Gamble Company

We maintain bank credit facilities to support our ongoing commercial paper program. These facilities can be extended for certain periods of time as specified in, and in accordance with, the terms of each credit agreement. The current facility is an $11.0 billion facility split between a $7.0 billion 5-year facility and a $4.0 billion 364-day facility, which expire in August 2017 and August 2013, respectively. These facilities are currently undrawn and we anticipate that they will remain largely undrawn for the foreseeable future. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2012.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$29,490	$8,672	$6,927	$3,356	$10,535
Capital leases	45	16	14	14	1
Uncertain tax positions(1)	33	33	—	—	—
OTHER
Interest payments relating to long-term debt	8,866	909	1,546	1,170	5,241
Operating leases(2)	1,817	289	498	393	637
Minimum pension funding(3)	1,032	352	680	—	—
Purchase obligations(4)	2,187	1,094	596	215	282
TOTAL CONTRACTUAL COMMITMENTS	$43,470	$11,365	$10,261	$5,148	$16,696

(1)
As of June 30, 2012, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $2.3 billion, including $505 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2012 cannot be made.

(2)	Operating lease obligations are shown net of guaranteed sublease income.

(3)
Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the above future statutory funding requirements. The projected payments beyond fiscal year 2015 are not currently determinable.

(4)
Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent future purchases in line with expected usage to obtain favorable pricing. Approximately 22% relates to service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include obligations related to the put of our Spanish joint venture discussed further in Note 10 to the Consolidated Financial Statements (approximately $1 billion) and other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

The Procter & Gamble Company 28

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. These include income taxes, certain employee benefits and acquisitions, goodwill and intangible assets. We believe these accounting policies, and others set forth in Note 1 to the Consolidated Financial Statements, should be reviewed as they are integral to understanding the results of operations and financial condition of the Company.
The Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Company's Board of Directors.
Income Taxes
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Tax law requires certain items be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities.
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements or assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.
We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. These interpretational differences with the respective governmental taxing authorities can be impacted by the local economic and fiscal environment. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate. For additional details on the Company's income taxes, see Note 9 to the Consolidated Financial Statements.
Employee Benefits
We sponsor various post-employment benefits throughout the world. These include pension plans, both defined contribution plans and defined benefit plans, and other post-employment benefit (OPEB) plans, consisting primarily of health care and life insurance for retirees. For accounting purposes, the defined benefit pension and OPEB plans require assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. As permitted by U.S. GAAP, the net amount by which actual results differ from our assumptions is deferred. If this net deferred amount exceeds 10% of the greater of plan assets or liabilities, a portion of the deferred amount is included in expense for the following year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
The expected return on plan assets assumption impacts our defined benefit expense, since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2012, the average return on assets assumptions for pension plan assets and OPEB assets were 7.4% and 9.2%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit expense by approximately $90 million.
Since pension and OPEB liabilities are measured on a

29 The Procter & Gamble Company

discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans and OPEB plans of 4.2% and 4.3% respectively, represents a weighted average of local rates in countries where such plans exist. A 100-basis point change in the pension discount rate would impact annual after-tax defined benefit pension expense by approximately $160 million. A change in the OPEB discount rate of 100 basis points would impact annual after-tax OPEB expense by approximately $70 million. For additional details on our defined benefit pension and OPEB plans, see Note 8 to the Consolidated Financial Statements.
Acquisitions, Goodwill and Intangible Assets
We account for acquired businesses using the acquisition method of accounting. Under the purchase method, our Consolidated Financial Statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful life of an intangible asset also requires judgment. Certain brand intangibles are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain trademarks or brands, customer relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. Our estimates of the useful lives of determinable-lived intangibles are primarily based on these same factors. All of our acquired technology and customer-related intangibles are expected to have determinable useful lives.

The costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment by reviewing the book value compared to the fair value at the reportable unit level. We test individual indefinite-lived intangibles by reviewing the individual book values compared to the fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants. When certain events or changes in operating conditions occur, indefinite-lived intangible assets may be reclassified to a determinable life asset and an additional impairment assessment may be performed.

During the second quarter of fiscal 2012, we changed our annual goodwill impairment testing date from July 1 to October 1 of each year. This change was made to better align the timing of our annual impairment testing with the timing of the Company's annual strategic planning process. We tested goodwill for impairment as of July 1, 2011 (the testing date under our previous policy) and no impairments were indicated. The results of our impairment testing during the quarter ended December 31, 2011, indicated that the estimated fair values of our Appliances and Salon Professional reporting units were less than their respective carrying amount therefore we recorded a non-cash before and after tax impairment charge of $1.3 billion. Additionally, our impairment testing for indefinite lived intangible assets during the quarter ended December 31, 2011 indicated a decline in the fair value of our Koleston Perfect and Wella trade name intangible assets below their respective carrying values. This resulted in a non-cash before tax impairment charge of $246 million ($173 million

The Procter & Gamble Company 30

after tax) to reduce the carrying amounts of these assets to their respective fair values.

The Appliances business was acquired as part of the Gillette acquisition and is a stand-alone goodwill reporting unit. The Salon Professional business consists primarily of operations acquired in the Wella acquisition in 2004. These businesses represent some of our more discretionary consumer spending categories. As of June 30, 2012, the Appliances business has remaining goodwill of $586 million, while the Salon Professional business has remaining goodwill of $397 million. As a result of the current year impairments, the estimated fair values of our Appliances and Salon Professional businesses approximate their carrying values. Because purchases in these categories are more discretionary in nature, their operations and underlying fair values were disproportionately impacted by the economic downturn that began in fiscal 2009, which led to a reduction in home and personal grooming appliance purchases and in visits to hair salons. Our valuation of the Appliances and Salon Professional businesses has them returning to sales and earnings growth rates consistent with our long-term business plans. Failure to achieve these business plans or a further deterioration of the macroeconomic conditions could result in a valuation that would trigger an additional impairment of the goodwill and intangible assets of these businesses. For additional details on the timing and results of our goodwill impairment testing, see Note 2 to the Consolidated Financial Statements.

Other than as discussed in the preceding paragraphs, our annual impairment testing for both goodwill and indefinite-lived intangible assets indicated that all other reporting unit and indefinite-lived intangible asset fair values significantly exceeded their respective recorded values. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in additional impairment charges that could materially affect the financial statements in any given year. The recorded value of goodwill and intangible assets from recently impaired businesses and recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge.

For example, the Gillette intangible and goodwill amounts represent values as of a relatively more recent acquisition date and, as such, the amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate. Gillette indefinite-lived intangible assets represent approximately 90% of the $26.7 billion of indefinite-lived intangible assets at June 30, 2012. Goodwill allocated to stand-alone reporting units consisting primarily of businesses purchased as part of the Gillette acquisition represents 43% of the $53.8 billion of goodwill at June 30, 2012. This includes the Shave Care and Appliance businesses, which are components of the Grooming segment, and the Batteries business, which is part of the Fabric Care and Home Care segment.
New Accounting Pronouncements

There are no new accounting pronouncements issued or effective that will have a material impact on our Consolidated Financial Statements. However, we will be presenting Comprehensive Income in a new format beginning with the first quarter of fiscal year 2013, in accordance with new accounting guidance that will eliminate the option of presenting components of other comprehensive earnings as part of the statement of shareholders' equity. For additional details, see Note 1 to the Consolidated Financial Statements.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a centralized basis to take advantage of natural exposure correlation and netting. Except within financing operations, we leverage the Company's broadly diversified portfolio of exposures as a natural hedge and prioritize operational hedging activities over financial market instruments. To the extent we choose to further manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices. Note 5 to the Consolidated Financial Statements includes a detailed discussion of our accounting policies for financial instruments.

Derivative positions can be monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the CorporateManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2012. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
Our market risk exposures relative to interest rates, currency rates and commodity prices, as discussed below, have not changed materially versus the previous reporting period. In addition, we are not aware of any facts or circumstances that

31 The Procter & Gamble Company

would significantly impact such exposures in the near term.
Interest Rate Exposure on Financial Instruments. Interest rate swaps are used to hedge exposures to interest rate movement on underlying debt obligations. Certain interest rate swaps denominated in foreign currencies are designated to hedge exposures to currency exchange rate movements on our investments in foreign operations. These currency interest rate swaps are designated as hedges of the Company's foreign net investments.
Based on our interest rate exposure as of and during the year ended June 30, 2012, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
Currency Rate Exposure on Financial Instruments. Because we manufacture and sell products and finance operations in a number of countries throughout the world, we are exposed to the impact on revenue and expenses of movements in currency exchange rates. Corporate policy prescribes the range of allowable hedging activity. To manage the exchange rate risk associated with our financing operations, we primarily use forward contracts with maturities of less than 18 months. In addition, we enter into certain currency swaps with maturities of up to five years to hedge our exposure to exchange rate movements on intercompany financing transactions.
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2012, we believe, at a 95% confidence level based on historical currency rate movements, the impact of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. In addition to fixed price contracts, we may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the year ended June 30, 2012, we did not have material commodity hedging activity.
Measures Not Defined By U.S. GAAP
Our discussion of financial results includes several "non-GAAP" financial measures. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. When used in MD&A, we have provided the comparable GAAP measure in the discussion. These measures include:

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
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2012	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	2%	0%	0%	2%
Grooming	1%	1%	0%	2%
Health Care	3%	0%	-1%	2%
Fabric Care and Home Care	3%	0%	0%	3%
Baby Care and Family Care	6%	0%	0%	6%
TOTAL P&G	3%	0%	0%	3%

Year ended June 30, 2011	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	4%	-1%	0%	3%
Grooming	5%	0%	0%	5%
Health Care	5%	0%	0%	5%
Fabric Care and Home Care	4%	0%	-2%	2%
Baby Care and Family Care	6%	1%	0%	7%
TOTAL P&G	5%	0%	-1%	4%

 * Acquisition/Divestiture Impact includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS. This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year impairment charges for goodwill and indefinite lived intangible assets, current year charges related to incremental restructuring charges due to increased focus on productivity and cost savings, a significant benefit in 2011 from the settlement of U.S. tax litigation primarily related to the valuation of technology donations, charges in 2012, 2011 and 2010 related to pending European legal matters, and a 2010 charge related to a tax provision for retiree healthcare subsidy payments in the U.S. healthcare reform legislation.

The Procter & Gamble Company 32

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

Years ended June 30	2012	2011	2010
Diluted Net Earnings Per Share - Continuing Operations	$3.12	$3.85	$3.47
Impairment Charges	0.51	—	—
Incremental Restructuring Charges	0.20	—	—
Settlement from U.S. Tax Litigation	—	(0.08)	—
Charges for Pending European Legal Matters	0.03	0.10	0.09
Charge for Taxation of Retiree Healthcare Subsidy	—	—	0.05
Rounding	(0.01)	—	—
CORE EPS	$3.85	$3.87	$3.61
Core EPS Growth	(1)%	7%
Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction. The significant adjustment to an income tax reserve was tax expense. There was no tax impact on EPS due to the charges for pending European legal matters.
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
The following table provides a numerical reconciliation of free cash flow and free cash flow productivity ($ millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
2012	$13,284	$(3,964)	$9,320	$10,904	85%
2011	13,330	(3,306)	10,024	11,927	84%
2010	16,131	(3,067)	13,064	12,846	102%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis, and Note 5 of the Consolidated Financial Statements, Risk Management Activities and Fair Value Measurements.

33 The Procter & Gamble Company

The Procter & Gamble Company 34

Item 8. Financial Statements and Supplementary Data
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
At The Procter & Gamble Company, we take great pride in our long history of doing what's right. If you analyze what's made our Company successful over the years, you may focus on our brands, our marketing strategies, our organization design and our ability to innovate. But if you really want to get at what drives our Company's success, the place to look is our people. Our people are deeply committed to our Purpose, Values and Principles. It is this commitment to doing what's right that unites us.
This commitment to doing what's right is embodied in our financial reporting. High-quality financial reporting is our responsibility-one we execute with integrity, and within both the letter and spirit of the law.
High-quality financial reporting is characterized by accuracy, objectivity and transparency. Management is responsible for maintaining an effective system of internal controls over financial reporting to deliver those characteristics in all material respects. The Board of Directors, through its Audit Committee, provides oversight. We have engaged Deloitte & Touche LLP to audit our Consolidated Financial Statements, on which they have issued an unqualified opinion.
Our commitment to providing timely, accurate and understandable information to investors encompasses:
Communicating expectations to employees. Every employee-from senior management on down-is required to be trained on the Company's Worldwide Business Conduct Manual, which sets forth the Company's commitment to conduct its business affairs with high ethical standards. Every employee is held personally accountable for compliance and is provided several means of reporting any concerns about violations of the Worldwide Business Conduct Manual, which is available on our website at www.pg.com.
Maintaining a strong internal control environment. Our system of internal controls includes written policies and procedures, segregation of duties and the careful selection and development of employees. The system is designed to provide reasonable assurance that transactions are executed as authorized and appropriately recorded, that assets are safeguarded and that accounting records are sufficiently reliable to permit the preparation of financial statements conforming in all material respects with accounting principles generally accepted in the United States of America. We monitor these internal controls through control self-assessments conducted by business unit management. In addition to performing financial and compliance audits around the world, including unannounced audits, our Global Internal Audit organization provides training and continuously improves internal control processes. Appropriate actions are taken by management to correct any identified control deficiencies.

Executing financial stewardship. We maintain specific programs and activities to ensure that employees understand their fiduciary responsibilities to shareholders. This ongoing effort encompasses financial discipline in strategic and daily business decisions and brings particular focus to maintaining accurate financial reporting and effective controls through process improvement, skill development and oversight.
Exerting rigorous oversight of the business. We continuously review business results and strategic choices. Our Global Leadership Council is actively involved-from understanding strategies to reviewing key initiatives, financial performance and control assessments. The intent is to ensure we remain objective, identify potential issues, continuously challenge each other and ensure recognition and rewards are appropriately aligned with results.
Engaging our Disclosure Committee. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed is recorded, processed, summarized and reported timely and accurately. Our Disclosure Committee is a group of senior-level executives responsible for evaluating disclosure implications of significant business activities and events. The Committee reports its findings to the CEO and CFO, providing an effective process to evaluate our external disclosure obligations.
Encouraging strong and effective corporate governance from our Board of Directors. We have an active, capable and diligent Board that meets the required standards for independence, and we welcome the Board's oversight. Our Audit Committee comprises independent directors with significant financial knowledge and experience. We review significant accounting policies, financial reporting and internal control matters with them and encourage their independent discussions with external auditors. Our corporate governance guidelines, as well as the charter of the Audit Committee and certain other committees of our Board, are available on our website at www.pg.com.
P&G has a strong history of doing what's right. Our employees embrace our Purpose, Values and Principles. We take responsibility for the quality and accuracy of our financial reporting. We present this information proudly, with the expectation that those who use it will understand our Company, recognize our commitment to performance with integrity and share our confidence in P&G's future.
/s/ Robert A. McDonald
Robert A. McDonald
Chairman of the Board, President and Chief Executive Officer
/s/ Jon R. Moeller
Jon R. Moeller
Chief Financial Officer

35 The Procter & Gamble Company

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting of The Procter & Gamble Company (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Strong internal controls is an objective that is reinforced through our Worldwide Business Conduct Manual, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. The Company's internal control over financial reporting includes a Control Self-Assessment Program that is conducted annually for critical financial reporting areas of the Company and is audited by the internal audit function. Management takes the appropriate action to correct any identified control deficiencies. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2012, as stated in their report which is included herein.
/s/ Robert A. McDonald
Robert A. McDonald
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller

Jon R. Moeller
Chief Financial Officer
August 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related Consolidated Statements of Earnings, Shareholders' Equity, and Cash Flows for each of the three years in the period ended June 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at June 30, 2012 and 2011, and the results of its operations and cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 8, 2012

The Procter & Gamble Company 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of the Company as of and for the year ended June 30, 2012 and our report dated August 8, 2012 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 8, 2012

37 The Procter & Gamble Company

Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2012	2011	2010
NET SALES	$83,680	$81,104	$77,567
Cost of products sold	42,391	39,859	37,042
Selling, general and administrative expense	26,421	25,750	24,793
Goodwill and indefinite lived intangible asset impairment charges	1,576	—	—
OPERATING INCOME	13,292	15,495	15,732
Interest expense	769	831	946
Other non-operating income, net	262	333	82
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,785	14,997	14,868
Income taxes on continuing operations	3,468	3,299	4,017
NET EARNINGS FROM CONTINUING OPERATIONS	9,317	11,698	10,851
NET EARNINGS FROM DISCONTINUED OPERATIONS	1,587	229	1,995
NET EARNINGS	10,904	11,927	12,846
Less: Net earnings attributable to noncontrolling interests	148	130	110
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$10,756	$11,797	$12,736

BASIC NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$3.24	$4.04	$3.63
Earnings from discontinued operations	0.58	0.08	0.69
BASIC NET EARNINGS PER COMMON SHARE	3.82	4.12	4.32
DILUTED NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	3.12	3.85	3.47
Earnings from discontinued operations	0.54	0.08	0.64
DILUTED NET EARNINGS PER COMMON SHARE	3.66	3.93	4.11
DIVIDENDS PER COMMON SHARE	$2.14	$1.97	$1.80

(1)	Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 38

Consolidated Balance Sheets

Amounts in millions; June 30
Assets	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$4,436	$2,768
Accounts receivable	6,068	6,275
INVENTORIES
Materials and supplies	1,740	2,153
Work in process	685	717
Finished goods	4,296	4,509
Total inventories	6,721	7,379
Deferred income taxes	1,001	1,140
Prepaid expenses and other current assets	3,684	4,408
TOTAL CURRENT ASSETS	21,910	21,970
PROPERTY, PLANT AND EQUIPMENT
Buildings	7,324	7,753
Machinery and equipment	32,029	32,820
Land	880	934
Total property, plant and equipment	40,233	41,507
Accumulated depreciation	(19,856)	(20,214)
NET PROPERTY, PLANT AND EQUIPMENT	20,377	21,293
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill	53,773	57,562
Trademarks and other intangible assets, net	30,988	32,620
NET GOODWILL AND OTHER INTANGIBLE ASSETS	84,761	90,182
OTHER NONCURRENT ASSETS	5,196	4,909
TOTAL ASSETS	$132,244	$138,354

Liabilities and Shareholders' Equity	2012	2011
CURRENT LIABILITIES
Accounts payable	$7,920	$8,022
Accrued and other liabilities	8,289	9,290
Debt due within one year	8,698	9,981
TOTAL CURRENT LIABILITIES	24,907	27,293
LONG-TERM DEBT	21,080	22,033
DEFERRED INCOME TAXES	10,132	11,070
OTHER NONCURRENT LIABILITIES	12,090	9,957
TOTAL LIABILITIES	68,209	70,353
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	1,195	1,234
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2012 - 4,008.4, 2011 - 4,007.9)	4,008	4,008
Additional paid-in capital	63,181	62,405
Reserve for ESOP debt retirement	(1,357)	(1,357)
Accumulated other comprehensive income/(loss)	(9,333)	(2,054)
Treasury stock, at cost (shares held: 2012 - 1,260.4, 2011 - 1,242.2)	(69,604)	(67,278)
Retained earnings	75,349	70,682
Noncontrolling interest	596	361
TOTAL SHAREHOLDERS' EQUITY	64,035	68,001
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$132,244	$138,354

See accompanying Notes to Consolidated Financial Statements.

39 The Procter & Gamble Company

Consolidated Statements of Shareholders' Equity

Dollars in millions/Shares in thousands	Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/ (loss)	Treasury Stock	Retained Earnings	Non- controlling Interest	Total
BALANCE JUNE 30, 2009	2,917,035	$4,007	$1,324	$61,118	$(1,340)	$(3,358)	$(55,961)	$57,309	$283	$63,382
Net earnings								12,736	110	12,846
Other comprehensive income:
Financial statement translation						(4,194)				(4,194)
Hedges and investment securities, net of $520 tax						867				867
Defined benefit retirement plans, net of $465 tax						(1,137)				(1,137)
Total comprehensive income										$8,382
Dividends to shareholders:
Common								(5,239)		(5,239)
Preferred, net of tax benefits								(219)		(219)
Treasury purchases	(96,759)						(6,004)			(6,004)
Employee plan issuances	17,616	1		574			616			1,191
Preferred stock conversions	5,579		(47)	7			40			—
ESOP debt impacts					(10)			27		17
Noncontrolling interest, net				(2)					(69)	(71)
BALANCE JUNE 30, 2010	2,843,471	4,008	1,277	61,697	(1,350)	(7,822)	(61,309)	64,614	324	61,439
Net earnings								11,797	130	11,927
Other comprehensive income:
Financial statement translation						6,493				6,493
Hedges and investment securities, net of $711 tax						(1,178)				(1,178)
Defined benefit retirement plans, net of $302 tax						453				453
Total comprehensive income										$17,695
Dividends to shareholders:
Common								(5,534)		(5,534)
Preferred, net of tax benefits								(233)		(233)
Treasury purchases	(112,729)						(7,039)			(7,039)
Employee plan issuances	29,729			702			1,033			1,735
Preferred stock conversions	5,266		(43)	6			37			—
ESOP debt impacts					(7)			38		31
Noncontrolling interest, net									(93)	(93)
BALANCE JUNE 30, 2011	2,765,737	4,008	1,234	62,405	(1,357)	(2,054)	(67,278)	70,682	361	68,001
Net earnings								10,756	148	10,904
Other comprehensive income:
Financial statement translation						(5,990)				(5,990)
Hedges and investment securities, net of $438 tax						721				721
Defined benefit retirement plans, net of $993 tax						(2,010)				(2,010)
Total comprehensive income										$3,625
Dividends to shareholders:
Common								(5,883)		(5,883)
Preferred, net of tax benefits								(256)		(256)
Treasury purchases	(61,826)						(4,024)			(4,024)
Employee plan issuances	39,546			550			1,665			2,215
Preferred stock conversions	4,576		(39)	6			33			—
ESOP debt impacts								50		50
Noncontrolling interest, net				220					87	307
BALANCE JUNE 30, 2012	2,748,033	$4,008	$1,195	$63,181	$(1,357)	$(9,333)	$(69,604)	$75,349	$596	$64,035

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 40

Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2012	2011	2010
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$2,768	$2,879	$4,781
OPERATING ACTIVITIES
Net earnings	10,904	11,927	12,846
Depreciation and amortization	3,204	2,838	3,108
Share-based compensation expense	377	414	453
Deferred income taxes	(65)	128	36
Gain on sale of businesses	(2,106)	(203)	(2,670)
Goodwill and indefinite lived intangible asset impairment charges	1,576	—	—
Change in accounts receivable	(427)	(426)	(14)
Change in inventories	77	(501)	86
Change in accounts payable, accrued and other liabilities	(22)	358	2,446
Change in other operating assets and liabilities	(444)	(1,221)	(356)
Other	210	16	196
TOTAL OPERATING ACTIVITIES	13,284	13,330	16,131
INVESTING ACTIVITIES
Capital expenditures	(3,964)	(3,306)	(3,067)
Proceeds from asset sales	2,893	225	3,068
Acquisitions, net of cash acquired	(134)	(474)	(425)
Change in investments	112	73	(173)
TOTAL INVESTING ACTIVITIES	(1,093)	(3,482)	(597)
FINANCING ACTIVITIES
Dividends to shareholders	(6,139)	(5,767)	(5,458)
Change in short-term debt	(3,412)	151	(1,798)
Additions to long-term debt	3,985	1,536	3,830
Reductions of long-term debt	(2,549)	(206)	(8,546)
Treasury stock purchases	(4,024)	(7,039)	(6,004)
Impact of stock options and other	1,729	1,203	662
TOTAL FINANCING ACTIVITIES	(10,410)	(10,122)	(17,314)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(113)	163	(122)
CHANGE IN CASH AND CASH EQUIVALENTS	1,668	(111)	(1,902)
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,436	$2,768	$2,879

SUPPLEMENTAL DISCLOSURE
Cash payments for:
Interest	$740	$806	$1,184
Income taxes	4,348	2,992	4,175
Assets acquired through non-cash capital leases	24	13	20

See accompanying Notes to Consolidated Financial Statements.

41 The Procter & Gamble Company

Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in more than 180 countries primarily through retail operations including mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons and high-frequency stores. We have on-the-ground operations in approximately 75 countries.
Basis of Presentation
The Consolidated Financial Statements include the Company and its controlled subsidiaries. Intercompany transactions are eliminated.
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, consumer and trade promotion accruals, restructuring reserves, pensions, post-employment benefits, stock options, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year. However, in regard to ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in estimating fair values, versus those anticipated at the time of the initial valuations, could result in impairment charges that may materially affect the financial statements in a given year.
Revenue Recognition
Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. The revenue includes shipping and handling costs, which generally are included in the list price to the customer. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment or the date of receipt by the customer. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period that the revenue is recognized.
Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. Sales are recorded net of trade promotion spending, which is recognized as incurred, generally at the time of the sale. Most of these arrangements have terms of approximately one year. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the accrued and other liabilities line item in the Consolidated Balance Sheets.
Cost of Products Sold
Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2,029 in 2012, $1,982 in 2011 and $1,931 in 2010. Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $9,345 in 2012, $9,210 in 2011 and $8,475 in 2010. Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, all of which are included in SG&A, as well as coupons and customer trade funds, which are recorded as reductions to net sales.
Other Non-Operating Income, Net
Other non-operating income, net, primarily includes net divestiture gains, interest and investment income.
Currency Translation
Financial statements of operating subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 42

statements into U.S. dollars are recorded in other comprehensive income (OCI). Currency translation adjustments in accumulated OCI were a loss of $357 at June 30, 2012 and a gain of $5,633 at June 30, 2011. For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reflected in earnings.

Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flow from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net earnings. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments designated as net investment hedges are classified as financing activities. Realized gains and losses from non-qualifying derivative instruments used to hedge currency exposures resulting from intercompany financing transactions are also classified as financing activities. Cash flows from other derivative instruments used to manage interest, commodity or other currency exposures are classified as operating activities. Cash payments related to income taxes are classified as operating activities. Cash flows from the Company's discontinued operations are included in the Consolidated Statements of Cash Flows.
Cash Equivalents
Highly liquid investments with remaining stated maturities of three months or less when purchased are considered cash equivalents and recorded at cost.
Investments
Investment securities consist of readily marketable debt and equity securities. Unrealized gains or losses are charged to earnings for investments classified as trading. Unrealized gains or losses on securities classified as available-for-sale are generally recorded in shareholders' equity. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or shareholders' equity depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions, are accounted for as equity method investments. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method. Both equity and cost method investments are included as other noncurrent assets in the Consolidated Balance Sheets.
Inventory Valuation
Inventories are valued at the lower of cost or market value. Product-related inventories are primarily maintained on the first-in, first-out method. Minor amounts of product inventories, including certain cosmetics and commodities, are maintained on the last-in, first-out method. The cost of spare part inventories is maintained using the average-cost method.
Property, Plant and Equipment
Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets' estimated useful lives using the straight-line method. Machinery and equipment includes office furniture and fixtures (15-year life), computer equipment and capitalized software (3- to 5-year lives) and manufacturing equipment (3- to 20-year lives). Buildings are depreciated over an estimated useful life of 40 years. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.
Goodwill and Other Intangible Assets
Goodwill and indefinite-lived brands are not amortized, but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.
We have acquired brands that have been determined to have indefinite lives due to the nature of our business. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. When certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived brands may be adjusted to a determinable life.
The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual

Amounts in millions of dollars except per share amounts or as otherwise specified.

43 The Procter & Gamble Company

intangible assets with determinable lives are amortized over periods generally ranging from 5 to 30 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and remaining lives of intangible assets with determinable lives may be adjusted.

Fair Values of Financial Instruments
Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments, including cash equivalents, other investments and short-term debt, are recorded at cost, which approximates fair value. The fair values of long-term debt and financial instruments are disclosed in Note 5.

New Accounting Pronouncements and Policies
Other than as described below, no new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance that will eliminate the option of presenting components of OCI as part of the statement of shareholders' equity. The guidance will instead require the reporting of OCI in a single continuous statement of comprehensive earnings or in a separate statement immediately following the statement of earnings. The standard is effective for the Company as of July 1, 2012 and will impact our financial statement presentation, but will not impact our results of operations, cash flows or financial condition.

NOTE 2
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at JUNE 30, 2010	$16,631	$21,328	$7,859	$6,360	$1,445	$389	$54,012
Acquisitions and divestitures	(7)	(7)	(7)	115	(1)	11	104
Translation and other	1,415	1,329	327	260	109	6	3,446
GOODWILL at JUNE 30, 2011	18,039	22,650	8,179	6,735	1,553	406	57,562
Acquisitions and divestitures	(3)	(12)	474	34	—	(92)	401
Goodwill impairment charges	(431)	(899)	—	—	—	—	(1,330)
Translation and other	(1,176)	(1,059)	(314)	(212)	(94)	(5)	(2,860)
GOODWILL at JUNE 30, 2012	16,429	20,680	8,339	6,557	1,459	309	53,773

On May 31, 2012, the Company sold the global snacks business. As a result, the Snacks and Pet Care segment was eliminated. The snacks goodwill prior to the divestiture date is included in the Corporate segment and the pet care goodwill is included in the Fabric Care and Home Care segment for all periods presented.
During the second quarter of fiscal 2012, we changed our annual goodwill impairment testing date from July 1 to October 1 of each year. This change was made to better align the timing of our annual impairment testing with the timing of the Company's annual strategic planning process. We believe this change is preferable because it allows us to more efficiently utilize the reporting units' long-term financial projections, which are generated from the annual strategic planning process, as the basis for performing our annual impairment testing. This change did not result in any delay, acceleration or avoidance of impairment, nor did this change result in adjustments to previously issued financial statements. This change was applied prospectively beginning on October 1, 2011; retrospective application to prior periods was impracticable as the Company was unable to objectively determine, without the use of hindsight, the assumptions that would have been used in those earlier periods. We test our indefinite-lived intangibles for impairment during the second fiscal quarter of each year, and accordingly performed this testing during the quarter ended December 31, 2011.
We tested goodwill for impairment as of July 1, 2011 (the testing date under our previous policy) and no impairments were indicated. Our goodwill impairment testing as of October 1, 2011 (the testing date under our new policy) determined that certain goodwill was impaired. Specifically, the results of our impairment testing during the quarter ended December 31, 2011 indicated that the estimated fair values of our Appliances and Salon Professional reporting units were less than their respective carrying amounts. The test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the estimated fair

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 44

value of each reporting unit to its carrying value. If the estimated fair value of any reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment. The second step of the goodwill impairment evaluations for the Appliances and Salon Professional reporting units were finalized during the quarter ended March 31, 2012. As a result of our impairment testing, we recorded a non-cash before and after tax impairment charge of $1.3 billion to reduce the carrying amount of goodwill to estimated fair value - $899 of the impairment related to Appliances and $431 related to Salon Professional. As of June 30, 2012, the carrying values of the Appliances and Salon Professional goodwill were $586 and $397, respectively.
Our impairment testing for indefinite lived intangible assets during the quarter ended December 31, 2011 also indicated a decline in the fair value of our Koleston Perfect and Wella trade name intangible assets below their respective carrying values. This resulted in a non-cash before tax impairment charge of $246 ($173 after tax) to reduce the carrying amounts of these assets to their respective fair values. As of June 30, 2012, the carrying values of the Koleston Perfect and Wella trade names were $280 and $554, respectively. All of the goodwill and indefinite-lived intangible asset impairment charges are included in Corporate for segment reporting.
To estimate the fair value of our reporting units and indefinite-lived intangibles, we use a discounted cash flow approach, which we believe is the most reliable indicator of fair value of the businesses, and is most consistent with the approach a marketplace participant would use. Under this approach, we estimate the future cash flows of the respective reporting units and indefinite-lived intangible assets and discount those cash flows at a rate of return that reflects the relative risk of each business.
The declines in the fair value of the Appliances and Salon Professional reporting units and the underlying Koleston Perfect and Wella trade name intangibles were driven by a combination of similar competitive and economic factors, which resulted in a reduction in the forecasted growth rates and cash flows used to estimate fair value. These factors include: (1) a more prolonged and deeper deterioration of the macroeconomic environment than was previously expected which, due to the more discretionary nature of the Appliances and Salon Professional businesses, led to a reduction in the overall market size in the short term and a more significant and prolonged reduction in the expected underlying market growth rates and resulting sales levels in the longer term. This is particularly evident in Europe, which is where we have historically generated a majority of the Appliances and Salon Professional sales; (2) increasing competitive levels of innovation in Salon Professional negatively impacting our current and nearer-term projected market share progress; and, (3) an increasing level of competitive pricing activities negatively impacting pricing levels and lowering overall category profitability. As a result of these factors, we reduced our current and longer-term sales and earnings forecasts for these businesses.
The goodwill and intangible asset valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows used to estimate fair value, we may need to record additional non-cash impairment charges in the future.

In addition to the impairment charge discussed above, goodwill also decreased from June 30, 2011 primarily as a result of currency translation across all reportable segments, partially offset by the establishment of goodwill related to the business combination with Teva Pharmaceuticals Industries Ltd. in our Health Care reportable segment.

Identifiable intangible assets were comprised of:

	2012		2011
June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$3,297	$1,687	$3,392	$1,553
Patents and technology	3,164	2,021	3,195	1,840
Customer relationships	2,048	642	2,121	602
Other	352	218	335	217
TOTAL	8,861	4,568	9,043	4,212

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	$26,695	$—	$27,789	$—
TOTAL	35,556	4,568	36,832	4,212
The amortization of intangible assets was as follows:

Years ended June 30	2012	2011	2010
Intangible asset amortization	$500	$546	$601

Amounts in millions of dollars except per share amounts or as otherwise specified.

45 The Procter & Gamble Company

Estimated amortization expense over the next five fiscal years is as follows:

Years ended June 30	2013	2014	2015	2016	2017
Estimated amortization expense	$481	$448	$419	$381	$345
Such estimates do not reflect the impact of future foreign exchange rate changes.
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
Selected components of current and noncurrent liabilities were as follows:

June 30	2012	2011
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$2,880	$3,058
Compensation expenses	1,660	1,753
Restructuring reserves	343	151
Taxes payable	414	786
Legal and environmental	264	885
Other	2,728	2,657
TOTAL	8,289	9,290

OTHER NONCURRENT LIABILITIES
Pension benefits	$5,684	$4,388
Other postretirement benefits	3,270	1,887
Uncertain tax positions	2,245	2,326
Other	891	1,356
TOTAL	12,090	9,957
RESTRUCTURING PROGRAM
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually. In February 2012, the Company announced a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The program was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The Company expects to incur approximately $3.5 billion in before-tax restructuring costs over a four year period, including costs incurred as part of this plan and the ongoing plan. The Company expects to incur more than half of the costs under this plan by the end of fiscal 2013, with the remainder incurred in fiscal years 2014 and 2015.
The restructuring activities will be executed across the Company's centralized organization as well as across virtually all of its MDO and GBU organizations. These restructuring activities include a plan for a net reduction in non-manufacturing overhead personnel of approximately 5,700 by the end of fiscal 2013. This is being done via the elimination of duplicate work, simplification through the use of technology, and the optimization of the various functional organizations, the number of business units and of the Company's global footprint. In addition, the plan includes integration of newly acquired companies, optimization of the supply chain and other manufacturing processes.
Costs incurred under the plan will consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company will also incur other types of costs outlined below as a direct result of the plan. For the year ended June 30, 2012, the Company incurred charges of $1.1 billion. Approximately $746 of these charges were recorded in selling, general and administrative expense. The remainder is included in cost of products sold.
The following table presents accrued restructuring activity for the year ended June 30, 2012:

	Separations	Asset Related Costs	Other	Total
Reserve Balance June 30, 2011	$121	$—	$30	$151
Charges	495	378	179	1,052
Cash Spent	(300)	—	(182)	(482)
Charges against Assets	—	(378)	—	(378)
Reserve Balance June 30, 2012	316	—	27	343
Separation Costs
Employee separation charges for the year ended June 30, 2012 relate to severance packages for approximately 3,300 employees, of which 1,600 will exit the Company after June 30, 2012. These severance packages include approximately 2,250 related to non-manufacturing overhead personnel, occurring primarily in North America and Western Europe. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past years of service. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
Asset-Related Costs
Asset-related costs consist of both asset write downs and accelerated depreciation. Asset write downs relate to the establishment of a new fair value basis for assets held-for-sale or disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 46

Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These shortened-lived assets relate primarily to manufacturing consolidations and technology standardization. The asset-related charges will not have a significant impact on future depreciation charges. The majority of asset-related charges for the year ended June 30, 2012 are related to the decision to relocate operations from the Company's offices in Kobe, Japan.

Other Costs
Other restructuring-type charges are incurred as a direct result of the productivity and cost savings plan. Such charges primarily include employee relocation related to separations and office consolidations, termination of contracts related to supply chain redesign and the cost to change internal systems and processes to support the underlying organizational changes.
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring program charges will be funded by and included within Corporate for both management and segment reporting. Accordingly, 100% of the charges under the program are included within the Corporate reportable segment. However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments.

Year Ended June 30, 2012
Beauty	$120
Grooming	20
Health Care	25
Fabric Care and Home Care	184
Baby Care and Family Care	63
Corporate (1)	640
Total Company	1,052
(1) Corporate includes costs related to allocated overheads, including charges related to our MDO, GBS and Corporate Functions activities.
NOTE 4
SHORT-TERM AND LONG-TERM DEBT

June 30	2012	2011
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$4,083	$2,994
Commercial paper	4,574	6,950
Other	41	37
TOTAL	8,698	9,981

Short-term weighted average interest rates(1)	0.6%	0.9%

(1) Weighted average short-term interest rates include the effects of interest rate swaps discussed in Note 5.

June 30	2012	2011
LONG-TERM DEBT
1.38% USD note due August 2012	$1,250	$1,250
Floating rate note due November 2012	500	500
3.38% EUR note due December 2012	1,761	2,031
Floating rate note due February 2014	1,000	—
4.50% EUR note due May 2014	1,887	2,176
4.95% USD note due August 2014	900	900
0.70% USD note due August 2014	1,000	—
3.50% USD note due February 2015	750	750
0.95% JPY note due May 2015	1,261	1,243
3.15% USD note due September 2015	500	500
1.80% USD note due November 2015	1,000	1,000
4.85% USD note due December 2015	700	700
1.45% USD note due August 2016	1,000	—
5.13% EUR note due October 2017	1,383	1,596
4.70% USD note due February 2019	1,250	1,250
4.13% EUR note due December 2020	755	871
9.36% ESOP debentures due 2012-2021(1)	757	808
2.30% USD note due February 2022	1,000	—
4.88% EUR note due May 2027	1,258	1,451
6.25% GBP note due January 2030	780	805
5.50% USD note due February 2034	500	500
5.80% USD note due August 2034	600	600
5.55% USD note due March 2037	1,400	1,400
Capital lease obligations	45	407
All other long-term debt	1,926	4,289
Current portion of long-term debt	(4,083)	(2,994)
TOTAL	21,080	22,033

Long-term weighted average interest rates(2)	3.3%	3.4%

(1)	Debt issued by the ESOP is guaranteed by the Company and must be recorded as debt of the Company as discussed in Note 8.

(2)	Weighted average long-term interest rates include the effects of interest rate swaps discussed in Note 5.
Long-term debt maturities during the next five fiscal years are as follows:

June 30	2013	2014	2015	2016	2017
Debt maturities	$4,083	$3,013	$4,082	$2,404	$1,093
The Procter & Gamble Company fully and unconditionally guarantees the registered debt and securities issued by its 100% owned finance subsidiaries.

Amounts in millions of dollars except per share amounts or as otherwise specified.

47 The Procter & Gamble Company

NOTE 5
RISK MANAGEMENT ACTIVITIES AND FAIR VALUE MEASUREMENTS
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a centralized basis to take advantage of natural exposure correlation and netting. To the extent we choose to manage volatility associated with the net exposures, we enter into various financial transactions that we account for using the applicable accounting guidance for derivative instruments and hedging activities. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices.
At inception, we formally designate and document qualifying instruments as hedges of underlying exposures. We formally assess, at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Fluctuations in the value of these instruments generally are offset by changes in the value or cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. The ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amount of ineffectiveness recognized is immaterial for all years presented.
Credit Risk Management
We have counterparty credit guidelines and normally enter into transactions with investment grade financial institutions. Counterparty exposures are monitored daily and downgrades in counterparty credit ratings are reviewed on a timely basis. We have not incurred, and do not expect to incur, material credit losses on our risk management or other financial instruments.
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2012, was $52. The Company has not been required to post collateral as a result of these contractual features.

Interest Rate Risk Management
Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost-efficient manner, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount.
Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. For cash flow hedges, the effective portion of the changes in fair value of the hedging instrument is reported in OCI and reclassified into interest expense over the life of the underlying debt obligation. The ineffective portion for both cash flow and fair value hedges, which is not material for any year presented, is immediately recognized in earnings.
Foreign Currency Risk Management
We manufacture and sell our products and finance operations in a number of countries throughout the world. As a result, we are exposed to movements in foreign currency exchange rates.
To manage the exchange rate risk primarily associated with our financing operations, we have historically used a combination of forward contracts, options and currency swaps. As of June 30, 2012, we had currency swaps with maturities up to five years, which are intended to offset the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies. These swaps are accounted for as cash flow hedges. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which is not material for any year presented, is immediately recognized in earnings.
The change in fair values of certain non-qualifying instruments used to manage foreign exchange exposure of intercompany financing transactions and certain balance sheet items subject to revaluation are immediately recognized in earnings, substantially offsetting the foreign currency mark-to-market impact of the related exposures.
Net Investment Hedging
We hedge certain net investment positions in foreign subsidiaries. To accomplish this, we either borrow directly in foreign currencies and designate all or a portion of the foreign currency debt as a hedge of the applicable net investment position or enter into foreign currency swaps that are designated as hedges of net investments. Changes in the fair value of these instruments are recognized in OCI to offset the change in the value of the net investment being hedged. Currency effects of these hedges reflected in OCI were an after-tax gain of $740 and an after-tax loss of $1,176 in 2012 and 2011, respectively. Accumulated net balances were after-tax losses of $3,706 and $4,446 as of June 30, 2012 and 2011, respectively.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 48

Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility related to anticipated purchases of certain of these materials, we may, on a limited basis, use futures and options with maturities generally less than one year and swap contracts with maturities up to five years. These market instruments generally are designated as cash flow hedges. The effective portion of the changes in fair value for these instruments is reported in OCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transactions affect earnings. The ineffective and non-qualifying portions, which are not material for any year presented, are immediately recognized in earnings. As of and during the year ended June 30, 2012, we did not have material commodity hedging activity.
Insurance
We self-insure for most insurable risks. However, we purchase insurance for Directors and Officers Liability and certain other coverage in situations where it is required by law, by contract or deemed to be in the best interest of the Company.
Fair Value Hierarchy
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1:    Quoted market prices in active markets for identical assets or liabilities.

Level 2:    Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:    Unobservable inputs reflecting the reporting entity's own assumptions or external inputs from inactive markets.
When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation techniques used in measuring the fair value of any financial assets or liabilities during the year. Our fair value estimates take into consideration the credit risk of both the Company and our counterparties.

When active market quotes are not available for financial assets and liabilities, we use industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rate and forward and spot prices for currencies. In circumstances where market-

based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value.

Generally, the fair value of our Level 3 instruments is estimated as the net present value of expected future cash flows based on external inputs.

Amounts in millions of dollars except per share amounts or as otherwise specified.

49 The Procter & Gamble Company

The following table sets forth the Company's financial assets and liabilities as of June 30, 2012 and 2011 that were measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
As of June 30	2012	2011	2012	2011	2012	2011	2012	2011
ASSETS RECORDED AT FAIR VALUE
Investment securities	$9	$16	$—	$—	$24	$23	$33	$39
Derivatives relating to:
Foreign currency hedges	—	—	—	1	—	—	—	1
Other foreign currency instruments(1)	—	—	86	182	—	—	86	182
Interest rates	—	—	298	163	—	—	298	163
Net investment hedges	—	—	32	—	—	—	32	—
Commodities	—	—	3	4	—	—	3	4
TOTAL ASSETS RECORDED AT FAIR VALUE(2)	9	16	419	350	24	23	452	389

LIABILITIES RECORDED AT FAIR VALUE
Derivatives relating to:
Foreign currency hedges	$—	$—	$142	$119	$—	$—	$142	$119
Other foreign currency instruments(1)	—	—	23	43	—	—	23	43
Net investment hedges	—	—	19	138	—	—	19	138
Commodities	—	—	2	1	—	—	2	1
TOTAL LIABILITIES AT FAIR VALUE(3)	—	—	186	301	—	—	186	301
LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt (4)	25,829	24,940	2,119	1,486	—	—	27,948	26,426
TOTAL LIABILITIES RECORDED AND NOT RECORDED AT FAIR VALUE	25,829	24,940	2,305	1,787	—	—	28,134	26,727

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($4,095 and $3,008 as of June 30, 2012 and 2011, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the years presented. In addition, there was no significant activity within the Level 3 financial assets and liabilities during the years presented.

The Company re-measured operating real estate assets to estimated fair value of $8 during the year ended June 30, 2012, using comparable prices for similar assets, resulting in a $220 impairment. Except for this and the goodwill and intangible assets discussed in Note 2, there were no additional significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years presented.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 50

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of June 30, 2012 and 2011 are as follows:

	Notional Amount		Fair Value Asset/(Liability)
As of June 30	2012	2011	2012	2011
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	831	831	(142)	(118)
Commodity contracts	—	16	—	4
TOTAL	831	847	(142)	(114)

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$10,747	$10,308	$298	$163

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$1,768	$1,540	$13	$(138)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$13,210	$14,957	$63	$139
Commodity contracts	125	39	1	(1)
TOTAL	13,335	14,996	64	138
The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company's derivative activity during the period.

	Amount of Gain/(Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
As of June 30	2012	2011
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$11	$15
Foreign currency contracts	22	32
Commodity contracts	—	3
TOTAL	33	50

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$6	$(88)

The effective portion of gains and losses on derivative instruments that was recognized in OCI during the years ended June 30, 2012 and 2011 is not material. During the next 12 months, the amount of the June 30, 2012, accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.
The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the years ended June 30, 2012 and 2011 are as follows:

	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
Years ended June 30	2012	2011
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$6	$7
Foreign currency contracts	5	(77)
Commodity contracts	3	20
TOTAL	14	(50)

	Amount of Gain/(Loss) Recognized in Income
Years ended June 30	2012	2011
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS(2)
Interest rate contracts	$135	$(28)
Debt	(137)	31
TOTAL	(2)	3

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS(2)
Net investment hedges	$(1)	$—

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS(3)
Foreign currency contracts(4)	$(1,121)	$1,359
Commodity contracts	2	3
TOTAL	(1,119)	1,362

(1)
The gain or loss on the effective portion of cash flow hedging relationships is reclassified from accumulated OCI into net income in the same period during which the related items affect earnings. Such amounts are included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative and interest expense, and commodity contracts in cost of products sold.

(2)	The gain or loss on the ineffective portion of interest rate contracts, debt and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.

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

Amounts in millions of dollars except per share amounts or as otherwise specified.

51 The Procter & Gamble Company

NOTE 6
EARNINGS PER SHARE
Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to stock options and other stock-based awards (see Note 7) and assume conversion of preferred stock (see Note 8).
Net earnings attributable to Procter & Gamble and common shares used to calculate basic and diluted net earnings per share were as follows:

Years ended June 30	2012	2011	2010
NET EARNINGS FROM CONTINUING OPERATIONS	$9,317	$11,698	$10,851
Net earnings from discontinued operations	1,587	229	1,995
NET EARNINGS	10,904	11,927	12,846
Net earnings attributable to noncontrolling interests	(148)	(130)	(110)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE (Diluted)	10,756	11,797	12,736
Preferred dividends, net of tax benefit	(256)	(233)	(219)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (Basic)	10,500	11,564	12,517

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (Basic)	$8,913	$11,335	$10,522

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE (Diluted)	$9,169	$11,568	$10,741

Shares in millions; Years ended June 30	2012	2011	2010
Basic weighted average common shares outstanding	2,751.3	2,804.0	2,900.8
Effect of dilutive securities
Conversion of preferred shares(1)	123.9	128.5	134.0
Exercise of stock options and other unvested equity awards(2)	66.0	69.4	64.5
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,941.2	3,001.9	3,099.3

(1)	Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs pursuant to the repayment of the ESOPs' obligations through 2035.

(2)
Approximately 67 million in 2012, 93 million in 2011 and 101 million in 2010 of the Company's outstanding stock options were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

NOTE 7
STOCK-BASED COMPENSATION
We have stock-based compensation plans under which we annually grant stock option, restricted stock, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors. Exercise prices on options granted have been, and continue to be, set equal to the market price of the underlying shares on the date of the grant. Since September 2002, the key manager stock option awards granted are vested after three years and have a 10-year life. The key manager stock option awards granted from July 1998 through August 2002 vested after three years and have a 15-year life. Key managers can elect to receive up to 50% of the value of their option award in RSUs. Key manager RSUs vest and are settled in shares of common stock five years from the grant date. The awards provided to the

Company's directors are in the form of restricted stock and RSUs.
In addition to our key manager and director grants, we make other minor stock option and RSU grants to employees for which the terms are not substantially different. In 2011, we implemented a performance stock program (PSP) and granted PSUs to senior level executives. Under this program, the number of PSUs that will vest three years after the respective grant date is based on the Company's performance relative to pre-established performance goals during that three year period.
A total of 180 million shares of common stock were authorized for issuance under stock-based compensation plans approved by shareholders in 2003 and 2009. A total of 87 million shares remain available for grant under the 2003 and 2009 plans.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 52

Total stock-based compensation expense for stock option grants was $317, $358 and $417 for 2012, 2011 and 2010, respectively. Total compensation cost for restricted stock, RSUs and PSUs was $60, $56 and $36 in 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for stock options, restricted stock, RSUs and PSUs was $102, $117 and $118 in 2012, 2011 and 2010, respectively.
In calculating the compensation expense for stock options granted, we utilize a binomial lattice-based valuation model. Assumptions utilized in the model, which are evaluated and revised, as necessary, to reflect market conditions and experience, were as follows:

Years ended June 30	2012	2011	2010
Interest rate	0.2-2.1%	0.3-3.7%	0.3-4.0%
Weighted average interest rate	1.9%	3.4%	3.7%
Dividend yield	2.6%	2.4%	2.2%
Expected volatility	12-18%	14-18%	15-20%
Weighted average volatility	15%	16%	18%
Expected life in years	8.5	8.8	8.8

Lattice-based option valuation models incorporate ranges of assumptions for inputs and those ranges are disclosed in the preceding table. Expected volatilities are based on a combination of historical volatility of our stock and implied volatilities of call options on our stock. We use historical data to estimate option exercise and employee termination patterns within the valuation model. The expected life of options granted is derived from the output of the option valuation model and represents the average period of time that options granted are expected to be outstanding. The interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of options outstanding under the plans as of June 30, 2012, and activity during the year then ended is presented below:

Options in thousands	Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract-ual Life in Years	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of year	363,174	$51.75
Granted	30,225	67.05
Exercised	(38,967)	44.53
Canceled	(1,339)	59.12
OUTSTANDING, END OF YEAR	353,093	53.83	5.0	$3,125
EXERCISABLE	268,131	50.52	3.8	3,109

The weighted average grant-date fair value of options granted was $8.05, $11.09 and $13.47 per share in 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised was $820, $628 and $342 in 2012, 2011 and 2010, respectively. The total grant-date fair value of options that vested during 2012, 2011 and 2010 was $435, $445 and $563, respectively. We have no specific policy to repurchase common shares to mitigate the dilutive impact of options; however, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.
At June 30, 2012, there was $297 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.8 years. At June 30, 2012, there was $125 of compensation cost that has not yet been recognized related to restricted stock, RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 3.1 years.
Cash received from options exercised was $1,735, $1,237 and $703 in 2012, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $239, $188 and $89 in 2012, 2011 and 2010, respectively.
NOTE 8
POSTRETIREMENT BENEFITS AND EMPLOYEE STOCK OWNERSHIP PLAN
We offer various postretirement benefits to our employees.
Defined Contribution Retirement Plans
We have defined contribution plans which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $353, $347 and $344 in 2012, 2011 and 2010, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 15% of total participants' annual wages and salaries in 2012, 2011 and 2010.
We maintain The Procter & Gamble Profit Sharing Trust (Trust) and Employee Stock Ownership Plan (ESOP) to provide a portion of the funding for the U.S. DC plan and other retiree benefits (described below). Operating details of the ESOP are provided at the end of this Note. The fair value of the ESOP Series A shares allocated to participants reduces our cash contribution required to fund the U.S. DC plan.

Amounts in millions of dollars except per share amounts or as otherwise specified.

53 The Procter & Gamble Company

Defined Benefit Retirement Plans and Other Retiree Benefits
We offer defined benefit retirement pension plans to certain employees. These benefits relate primarily to local plans outside the U.S. and, to a lesser extent, plans assumed in previous acquisitions covering U.S. employees.
We also provide certain other retiree benefits, primarily health care and life insurance, for the majority of our U.S. employees who become eligible for these benefits when they meet minimum age and service requirements. Generally, the health care plans require cost sharing with retirees and pay a stated percentage of expenses, reduced by deductibles and other coverages. These benefits are primarily funded by ESOP Series B shares and certain other assets contributed by the Company.

Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits(1)		Other Retiree Benefits(2)
Years ended June 30	2012	2011	2012	2011
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year(3)	$12,229	$11,245	$4,886	$4,778
Service cost	267	270	142	146
Interest cost	611	588	276	270
Participants' contributions	22	21	68	67
Amendments	(44)	93	—	7
Actuarial loss/(gain)	1,911	(633)	957	(235)
Acquisitions/(divestitures)	(17)	—	—	—
Special termination benefits	—	—	27	3
Currency translation and other	(847)	1,137	(95)	89
Benefit payments	(559)	(492)	(255)	(239)
BENEFIT OBLIGATION AT END OF YEAR(3)	13,573	12,229	6,006	4,886

	Pension Benefits(1)		Other Retiree Benefits(2)
	2012	2011	2012	2011
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$7,962	$6,562	$2,975	$2,843
Actual return on plan assets	459	685	(126)	253
Employer contributions	485	555	24	29
Participants' contributions	22	21	68	67
Currency translation and other	(395)	631	—	2
ESOP debt impacts(4)	—	—	27	20
Benefit payments	(559)	(492)	(255)	(239)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	7,974	7,962	2,713	2,975
FUNDED STATUS	(5,599)	(4,267)	(3,293)	(1,911)

(1)	Primarily non-U.S.-based defined benefit retirement plans.

(2)	Primarily U.S.-based other postretirement benefit plans.

(3)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

(4)	Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 54

	Pension Benefits		Other Retiree Benefits
Years ended June 30	2012	2011	2012	2011
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$128	$168	$—	$—
Current liability	(43)	(47)	(23)	(24)
Noncurrent liability	(5,684)	(4,388)	(3,270)	(1,887)
NET AMOUNT RECOGNIZED	(5,599)	(4,267)	(3,293)	(1,911)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$4,010	$2,315	$3,565	$2,181
Prior service cost /(credit)	261	354	(75)	(92)
NET AMOUNTS RECOGNIZED IN AOCI	4,271	2,669	3,490	2,089

CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss /(gain) - current year	$2,009	$(827)	$1,516	$(60)
Prior service cost/(credit) - current year	(44)	93	—	7
Amortization of net actuarial loss	(102)	(154)	(99)	(96)
Amortization of prior service (cost) / credit	(21)	(18)	20	18
Settlement / curtailment cost	(6)	—	—	—
Currency translation and other	(234)	262	(36)	20
TOTAL CHANGE IN AOCI	1,602	(644)	1,401	(111)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	2,036	(106)	1,417	(124)

The accumulated benefit obligation for all defined benefit retirement pension plans was $11,763 and $10,436 as of June 30, 2012 and 2011, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
June 30	2012	2011	2012	2011
Projected benefit obligation	$11,623	$6,817	$12,310	$10,650
Accumulated benefit obligation	10,009	5,923	10,533	8,940
Fair value of plan assets	6,013	2,845	6,583	6,214
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2012	2011	2010	2012	2011	2010
Service cost	$267	$270	$218	$142	$146	$103
Interest cost	611	588	579	276	270	253
Expected return on plan assets	(573)	(492)	(437)	(434)	(431)	(429)
Prior service cost /(credit) amortization	21	18	15	(20)	(18)	(21)
Net actuarial loss amortization	102	154	91	99	96	20
Curtailments, settlements and other	6	—	3	27	3	14
GROSS BENEFIT COST/(CREDIT)	434	538	469	90	66	(60)
Dividends on ESOP preferred stock	—	—	—	(74)	(79)	(83)
NET PERIODIC BENEFIT COST/(CREDIT)	434	538	469	16	(13)	(143)

Amounts in millions of dollars except per share amounts or as otherwise specified.

55 The Procter & Gamble Company

Amounts expected to be amortized from accumulated OCI into net periodic benefit cost during the year ending June 30, 2013, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$212	$199
Prior service cost/(credit)	18	(20)
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions for the defined benefit and other retiree benefit calculations, as well as assumed health care trend rates, were as follows:

	Pension Benefits		Other Retiree Benefits
Years ended June 30	2012	2011	2012	2011
ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS(1)
Discount rate	4.2%	5.3%	4.3%	5.7%
Rate of compensation increase	3.3%	3.5%	—%	—%
ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST(2)
Discount rate	5.3%	5.0%	5.7%	5.4%
Expected return on plan assets	7.4%	7.0%	9.2%	9.2%
Rate of compensation increase	3.5%	3.5%	—%	—%
ASSUMED HEALTH CARE COST TREND RATES
Health care cost trend rates assumed for next year	—	—	8.0%	8.5%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	—	—	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	—	—	2019	2018

(1)	Determined as of end of year.

(2)	Determined as of beginning of year and adjusted for acquisitions.
Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these factors include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The expected long-term rates of return for plan assets are 8 - 9% for equities and 5 - 6% for bonds. For other retiree benefit plans, the expected long-term rate of return reflects the fact that the assets are comprised primarily of Company stock. The expected rate of return on Company stock is based on the long-term projected return of 9.5% and reflects the historical pattern of favorable returns.
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one- percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service and interest cost components	$76	$(59)
Effect on postretirement benefit obligation	942	(724)

Plan Assets. Our target asset allocation for the year ended June 30, 2012, and actual asset allocation by asset category as of June 30, 2012 and 2011, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
			Pension Benefits		Other Retiree Benefits
Asset Category	Pension Benefits	Other Retiree Benefits	2012	2011	2012	2011
Cash	2%	2%	1%	2%	1%	1%
Debt securities	51%	8%	52%	52%	9%	8%
Equity securities	47%	90%	47%	46%	90%	91%
TOTAL	100%	100%	100%	100%	100%	100%

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 56

The following tables set forth the fair value of the Company's plan assets as of June 30, 2012 and 2011 segregated by level within the fair value hierarchy (refer to Note 5 for further discussion on the fair value hierarchy and fair value principles). Common collective funds are valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions. Company stock listed as Level 2 in the hierarchy represents preferred shares which are valued based on the value of Company common stock. Insurance contracts represent the majority of our Level 3 pension instruments and are based on their cash equivalent or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk and interest rate curves.

	Pension Benefits
	Level 1		Level 2		Level 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
ASSETS AT FAIR VALUE:
Cash and cash equivalents	$60	$189	$—	$—	$—	$—	$60	$189
Government bonds	4	68	—	—	—	—	4	68
Company stock	—	11	—	—	—	—	—	11
Common collective fund - equity	—	—	3,727	3,612	—	—	3,727	3,612
Common collective fund - fixed income	—	—	4,112	4,027	—	—	4,112	4,027
Other	—	—	—	—	71	55	71	55
TOTAL ASSETS AT FAIR VALUE	64	268	7,839	7,639	71	55	7,974	7,962

	Other Retiree Benefits
	Level 1		Level 2		Level 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
ASSETS AT FAIR VALUE:
Cash and cash equivalents	$16	$43	$—	$—	$—	$—	$16	$43
Company stock	—	—	2,418	2,655	—	—	2,418	2,655
Common collective fund - equity	—	—	30	41	—	—	30	41
Common collective fund - fixed income	—	—	247	232	—	—	247	232
Other	—	—	—	—	2	4	2	4
TOTAL ASSETS AT FAIR VALUE	16	43	2,695	2,928	2	4	2,713	2,975

There was no significant activity within the Level 3 pension and other retiree benefits plan assets during the years presented.
Our investment objective for defined benefit retirement plan assets is to meet the plans' benefit obligations, while minimizing the potential for future required Company plan contributions. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans' future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and continual monitoring of investment managers' performance relative to the investment guidelines established with each investment manager.
Cash Flows. Management's best estimate of cash requirements for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2013, is approximately $452 and $25, respectively. For the defined benefit retirement plans, this is comprised of $144 in expected benefit payments from the Company directly to participants of unfunded plans and $308 of expected contributions to funded plans. For other retiree benefit plans, this is comprised of expected contributions that will be used directly for benefit payments. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.

Amounts in millions of dollars except per share amounts or as otherwise specified.

57 The Procter & Gamble Company

Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets, as discussed above, as well as payments from the plans, are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2013	$546	$207
2014	516	225
2015	525	242
2016	553	258
2017	567	275
2018 - 2022	3,133	1,614

Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $127 remain outstanding at June 30, 2012. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.14 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $473 is outstanding at June 30, 2012. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.14 per share. The liquidation value is $12.96 per share.
Our ESOP accounting practices are consistent with current ESOP accounting guidance, including the permissible continuation of certain provisions from prior accounting guidance. ESOP debt, which is guaranteed by the Company, is recorded as debt (see Note 4) with an offset to the reserve for ESOP debt retirement, which is presented within shareholders' equity. Advances to the ESOP by the Company are recorded as an increase in the reserve for ESOP debt retirement. Interest incurred on the ESOP debt is recorded as interest expense. Dividends on all preferred shares, net of related tax benefits, are charged to retained earnings.

The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements, net of advances made by the Company to the Trust. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2012	2011	2010
Allocated	50,668	52,281	54,542
Unallocated	11,348	13,006	14,762
TOTAL SERIES A	62,016	65,287	69,304

Allocated	20,802	20,759	20,752
Unallocated	38,743	40,090	41,347
TOTAL SERIES B	59,545	60,849	62,099
For purposes of calculating diluted net earnings per common share, the preferred shares held by the ESOP are considered converted from inception.
NOTE 9
INCOME TAXES
Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change.
Earnings from continuing operations before income taxes consisted of the following:

Years ended June 30	2012	2011	2010
United States	$7,584	$8,858	$8,258
International	5,201	6,139	6,610
TOTAL	12,785	14,997	14,868
Income taxes on continuing operations consisted of the following:

Years ended June 30	2012	2011	2010
CURRENT TAX EXPENSE
U.S. federal	$1,913	$1,770	$2,118
International	1,374	1,149	1,581
U.S. state and local	246	256	285
	3,533	3,175	3,984
DEFERRED TAX EXPENSE
U.S. federal	83	200	250
International and other	(148)	(76)	(217)
	(65)	124	33
TOTAL TAX EXPENSE	3,468	3,299	4,017

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 58

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate on continuing operations is provided below:

Years ended June 30	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Country mix impacts of foreign operations	(8.1)%	(8.2)%	(7.7)%
Changes in uncertain tax positions	(1.3)%	(3.6)%	(0.4)%
Patient Protection and Affordable Care Act	—%	—%	1.0%
Impairment Adjustments	3.7%	—%	—%
Other	(2.2)%	(1.2)%	(0.9)%
EFFECTIVE INCOME TAX RATE	27.1%	22.0%	27.0%
Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. One of the provisions of the PPACA changed the taxability of federal subsidies received by plan sponsors that provide retiree prescription drug benefits at least equivalent to Medicare Part D coverage. As a result of the change in taxability of the federal subsidy, we were required to make adjustments to deferred tax asset balances, resulting in a $152 charge to income tax expense in 2010.
Tax benefits credited to shareholders' equity totaled $661 and $510 for the years ended June 30, 2012 and 2011, respectively. These primarily relate to the tax effects of net investment hedges, excess tax benefits from the exercise of stock options and the impacts of certain adjustments to pension and other retiree benefit obligations recorded in shareholders' equity.
We have undistributed earnings of foreign subsidiaries of approximately $39 billion at June 30, 2012, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

	2012	2011	2010
BEGINNING OF YEAR	$1,848	$1,797	$2,003
Increases in tax positions for prior years	166	323	128
Decreases in tax positions for prior years	(188)	(388)	(146)
Increases in tax positions for current year	178	222	193
Settlements with taxing authorities	(49)	(168)	(216)
Lapse in statute of limitations	(81)	(94)	(45)
Currency translation	(101)	156	(120)
END OF YEAR	1,773	1,848	1,797
The Company is present in over 150 taxable jurisdictions and, at any point in time, has 40-50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. The Company is making a concerted effort to bring its audit inventory to a more current position. We have done this by working with tax authorities to conduct audits for several open years at once. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.
Included in the total liability for uncertain tax positions at June 30, 2012, is $1.4 billion that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, 2011 and 2010, we had accrued interest of $439, $475 and $622 and penalties of $66, $80 and $89, respectively, that are not included in the above table. During the fiscal years ended June 30, 2012, 2011 and 2010, we recognized $(2), $(197) and $38 in interest expense/(benefit) and $(10) , $(16) and $(8) in penalties expense/(benefit), respectively.

Amounts in millions of dollars except per share amounts or as otherwise specified.

59 The Procter & Gamble Company

Deferred income tax assets and liabilities were comprised of the following:

June 30	2012	2011
DEFERRED TAX ASSETS
Pension and postretirement benefits	$2,366	$1,406
Stock-based compensation	1,304	1,284
Loss and other carryforwards	853	874
Goodwill and other intangible assets	78	298
Accrued marketing and promotion	238	217
Fixed assets	165	111
Unrealized loss on financial and foreign exchange transactions	363	770
Accrued interest and taxes	28	28
Inventory	58	52
Other	761	834
Valuation allowances	(375)	(293)
TOTAL	5,839	5,581

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$11,816	$12,206
Fixed assets	1,719	1,742
Other	286	211
TOTAL	13,821	14,159
Net operating loss carryforwards were $2.8 billion and $2.7 billion at June 30, 2012 and 2011, respectively. If unused, $1.2 billion will expire between 2013 and 2032. The remainder, totaling $1.6 billion at June 30, 2012, may be carried forward indefinitely.
NOTE 10
COMMITMENTS AND CONTINGENCIES
Guarantees
In conjunction with certain transactions, primarily divestitures, we may provide routine indemnifications (e.g., indemnification for representations and warranties and retention of previously existing environmental, tax and employee liabilities) for which terms range in duration and, in some circumstances, are not explicitly defined. The maximum obligation under some indemnifications is also not explicitly stated and, as a result, the overall amount of these obligations cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss on any of these matters, the loss would not have a material effect on our financial position, results of operations or cash flows.
In certain situations, we guarantee loans for suppliers and customers. The total amount of guarantees issued under such arrangements is not material.

Off-Balance Sheet Arrangements
We do not have off-balance sheet financing arrangements, including variable interest entities, that have a material impact on our financial statements.
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

June 30	2013	2014	2015	2016	2017	Thereafter
Purchase obligations	$1,094	$333	$263	$119	$96	$282
Such amounts represent future purchases in line with expected usage to obtain favorable pricing. Approximately 22% of our purchase commitments relate to service contracts for information technology, human resources management and facilities management activities that have been outsourced to third-party suppliers. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions for early termination. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
Our partner in a joint venture that holds a portion of our business in Spain has informed us of their intent to exercise their rights to put their interest in the joint venture to us.  The put price is based on a formula tied to the venture's earnings and approximates fair value.  Upon closing of the transaction, which is subject to regulatory approvals, we would account for the transaction as a purchase, whereby we would record the entire underlying business at fair value and recognize a holding gain for the portion of the venture currently held by us. The purchase price for the partner's interest would be approximately $1 billion based on current exchange rates, and the resulting holding gain on our current interest in the venture would be approximately $400 to $600.
We also lease certain property and equipment for varying periods. Future minimum rental commitments under non-cancelable operating leases, net of guaranteed sublease income, are as follows:

June 30	2013	2014	2015	2016	2017	Thereafter
Operating leases	$289	$263	$235	$223	$170	$637
Litigation
We are subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, advertising, contracts, environmental issues, labor and employments matters and income and other taxes.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 60

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

Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $15 has been paid as of June 30, 2012. Most of those are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $18 as of June 30, 2012. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively. The remaining authorities' investigations are in various stages of the regulatory process. For these other remaining competition law matters, we cannot reasonably estimate any additional fines to which the Company may be subject as a result of the investigations. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

With respect to other litigation and claims, while considerable uncertainty exists, in the opinion of management and our counsel, the ultimate resolution of the various lawsuits and claims will not materially affect our financial position, results of operations or cash flows.

We are also subject to contingencies pursuant to environmental laws and regulations that in the future may require us to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Based on currently available information, we do not believe the ultimate resolution of environmental remediation will have a material effect on our financial position, results of operations or cash flows.

NOTE 11
SEGMENT INFORMATION
Effective during the quarter ended December 31, 2011, we implemented a number of changes to our organization structure for the Beauty & Grooming Global Business Unit (GBU), which resulted in changes to the components of the Beauty reportable segment and the Grooming reportable segment. As a result of these changes, female blades and razors transitioned from the Beauty segment to the Grooming segment, while male personal care products such as Old Spice and Gillette, moved from the Grooming segment to the Beauty segment. In May 2012, we completed the divestiture of the snacks business to The Kellogg Company. As a result of this transaction, the snacks business, which was previously included in the Snacks and Pet Care segment, is reported as discontinued operations. Additionally, as a result of this change, the pet care business is now included in the Fabric Care and Home Care segment. The segment information provided below reflects these changes for all periods presented.
The Company has two GBUs: the Beauty & Grooming GBU and the Household Care GBU.
Under U.S. GAAP, we have five reportable segments:

•	Beauty: Antiperspirant and Deodorant, Cosmetics, Hair Care, Hair Color, Personal Cleansing, Prestige Products, Salon Professional and Skin Care;

•	Grooming: Blades and Razors, Electronic Hair Removal Devices, Hair Care Appliances and Pre- and Post-Shave Products;

•	Health Care: Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Other Oral Care, Other Personal Health Care and Vitamins/Minerals/Supplements;

•	Fabric Care and Home Care: Bleach and Laundry Additives, Air Care, Batteries, Dish Care, Fabric Enhancers, Laundry Detergents, Pet Care, Professional and Surface Care;

•	Baby Care and Family Care: Baby Wipes, Diapers, Paper Towels, Tissues and Toilet Paper.
The accounting policies of the businesses are generally the same as those described in Note 1. Differences between these policies and U.S. GAAP primarily reflect income taxes, which are reflected in the businesses using applicable blended statutory rates, and the treatment of certain unconsolidated investees. Certain unconsolidated investees are managed as integral parts of our business units for management reporting purposes. Accordingly, these partially owned operations are reflected as consolidated subsidiaries in segment results, with full recognition of the individual income statement line items through before-tax earnings. Eliminations to adjust these line items to U.S. GAAP are

Amounts in millions of dollars except per share amounts or as otherwise specified.

61 The Procter & Gamble Company

included in Corporate. In determining after-tax earnings for the businesses, we eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest and apply statutory tax rates. Adjustments to arrive at our effective tax rate are also included in Corporate.
Corporate includes certain operating and non-operating activities that are not reflected in the operating results used internally to measure and evaluate the businesses, as well as eliminations to adjust management reporting principles to U.S. GAAP. Operating activities in Corporate include the results of incidental businesses managed at the corporate level along with the elimination of individual revenues and expenses generated by certain unconsolidated investees, discussed in the preceding paragraph, over which we exert significant influence, but do not control. Operating elements also include certain employee benefit costs, the costs of certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce rationalization, and other general Corporate items. The non-operating elements in Corporate primarily include interest expense, divestiture gains and interest and investing income. In addition, Corporate includes the historical results of certain divested businesses.
Total assets for the reportable segments include those assets managed by the reportable segment, primarily inventory, fixed assets and intangible assets. Other assets, primarily including cash, accounts receivable, investment securities and goodwill, are included in Corporate.
In 2012, 2011 and 2010, nine product categories individually accounted for 5% or more of consolidated net sales as follows:

	% of Sales by Product Category
	2012	2011	2010
Fabric Care	20%	20%	20%
Baby Care	13%	12%	12%
Hair Care	11%	11%	11%
Male Grooming	9%	9%	9%
Beauty Care	7%	7%	7%
Home Care	7%	7%	7%
Family Care	6%	7%	7%
Oral Care	6%	6%	6%
Feminine Care	6%	6%	6%
All Other	15%	15%	15%
Total	100%	100%	100%
The Company had net sales in the U.S. of $29.5 billion, $29.9 billion and $29.5 billion for the years ended June 30, 2012, 2011 and 2010, respectively. Assets in the U.S. totaled $68.0 billion and $70.3 billion as of June 30, 2012 and 2011, respectively. No other country's net sales or assets exceed 10% of the Company.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for 14%, 15% and 16% of consolidated net sales in 2012, 2011 and 2010, respectively.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 62

Global Segment Results		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2012	$20,318	$3,196	$2,390	$379	$8,357	$569
	2011	19,937	3,415	2,542	387	9,544	504
	2010	19,258	3,444	2,568	448	8,516	510
GROOMING	2012	8,339	2,395	1,807	623	24,518	392
	2011	8,245	2,375	1,775	645	24,866	373
	2010	7,864	2,211	1,621	680	24,568	283
HEALTH CARE	2012	12,421	2,718	1,826	353	7,501	496
	2011	12,033	2,720	1,796	359	7,796	409
	2010	11,493	2,809	1,860	385	7,142	383
FABRIC CARE AND HOME CARE	2012	27,254	4,645	2,915	679	11,419	1,036
	2011	26,536	4,867	3,109	633	12,060	950
	2010	25,570	5,405	3,547	643	10,411	817
BABY CARE AND FAMILY CARE	2012	16,493	3,351	2,123	586	7,535	1,250
	2011	15,606	3,181	1,978	549	7,184	912
	2010	14,736	3,270	2,049	612	6,406	852
CORPORATE(1)	2012	(1,145)	(3,520)	(1,744)	584	72,914	221
	2011	(1,253)	(1,561)	498	265	76,904	158
	2010	(1,354)	(2,271)	(794)	340	71,129	222
TOTAL COMPANY	2012	83,680	12,785	9,317	3,204	132,244	3,964
	2011	81,104	14,997	11,698	2,838	138,354	3,306
	2010	77,567	14,868	10,851	3,108	128,172	3,067

(1)	The Corporate reportable segment includes the total assets and capital expenditures of the snacks business prior to its divestiture effective May 31, 2012.

NOTE 12
DISCONTINUED OPERATIONS
In May 2012, the Company completed the divestiture of our global snacks business to The Kellogg Company (Kellogg) for $2.7 billion of cash. Under the terms of the agreement, Kellogg acquired our branded snacks products, our manufacturing facilities in Belgium and the United States and the majority of the employees working on the snacks business. The Company recorded an after-tax gain on the transaction of $1.4 billion, which is included in net earnings from discontinued operations in the Consolidated Statement of Earnings for the year ended June 30, 2012.
The snacks business had historically been part of the Company's Snacks and Pet Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the snacks business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all years presented.

In October 2009, the Company completed the divestiture of our global pharmaceuticals business to Warner Chilcott plc (Warner Chilcott) for $2.8 billion of cash, net of assumed and transferred liabilities. Under the terms of the agreement, Warner Chilcott acquired our portfolio of branded pharmaceutical products, our prescription drug product pipeline and our manufacturing facilities in Puerto Rico and Germany. In addition, the majority of the employees working on the pharmaceuticals business were transferred to Warner Chilcott. The Company recorded an after-tax gain on the transaction of $1.5 billion, which is included in net earnings from discontinued operations in the Consolidated Statement of Earnings for the year ended June 30, 2010.
The pharmaceuticals business had historically been part of the Company's Health Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the pharmaceuticals business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all years presented.

Amounts in millions of dollars except per share amounts or as otherwise specified.

63 The Procter & Gamble Company

Following is selected financial information included in net earnings from discontinued operations for the snacks and pharmaceuticals businesses:

		Net sales	Earnings from discontinued operations	Income tax expense	Gain on sale of discontinued operations	Income tax benefit/(expense) on sale	Net earnings from discontinued operations
Snacks	2012	$1,440	$266	$(96)	$1,899	$(482)	$1,587
	2011	1,455	322	(93)	—	—	229
	2010	1,372	289	(84)	—	—	205
Pharmaceuticals	2012	—	—	—	—	—	—
	2011	—	—	—	—	—	—
	2010	751	306	(101)	2,632	(1,047)	1,790
Total	2012	1,440	266	(96)	1,899	(482)	1,587
	2011	1,455	322	(93)	—	—	229
	2010	2,123	595	(185)	2,632	(1,047)	1,995
The net gain on the sale of the pharmaceuticals business for the year ended June 30, 2010, also includes an after-tax gain on the sale of the Actonel brand in Japan. This transaction occurred prior to the divestiture to Warner Chilcott.

NOTE 13
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sept 30	Dec 31		Mar 31	Jun 30		Total Year
NET SALES	2011-2012	$21,530	$21,744		$20,194	$20,212		$83,680
	2010-2011	19,784	20,976		19,893	20,451		81,104
OPERATING INCOME	2011-2012	4,250	2,680	(2)	3,299	3,063		13,292
	2010-2011	4,425	4,186		3,705	3,179		15,495
GROSS MARGIN	2011-2012	49.8%	50.1%		49.3%	48.1%		49.3%
	2010-2011	52.0%	52.1%		50.8%	48.5%		50.9%
NET EARNINGS:
Earnings from continuing operations	2011-2012	$2,999	$1,672	(2)	$2,433	$2,213		$9,317
	2010-2011	3,065	3,306		2,859	2,468		11,698
Earnings from discontinued operations	2011-2012	58	41		34	1,454	(3)	1,587
	2010-2011	55	56		47	71		229
Net earnings attributable to Procter & Gamble	2011-2012	3,024	1,690	(2)	2,411	3,631		10,756
	2010-2011	3,081	3,333		2,873	2,510		11,797
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	2011-2012	$1.01	$0.56		$0.81	$0.74		$3.12
	2010-2011	1.00	1.09		0.94	0.82		3.85
Earnings from discontinued operations	2011-2012	0.02	0.01		0.01	0.50		0.54
	2010-2011	0.02	0.02		0.02	0.02		0.08
Diluted net earnings per common share	2011-2012	1.03	0.57		0.82	1.24		3.66
	2010-2011	1.02	1.11		0.96	0.84		3.93

(1)	Diluted net earnings per share is calculated on earnings attributable to Procter & Gamble.

(2)
During the second quarter of fiscal year 2012, the Company recorded goodwill and indefinite lived intangibles impairment charges of 1.6 billion. For additional details, see Note 2 to the Consolidated Financial Statements.

(3)	The Company divested of its snacks business in May 2012. See Note 12 to the Consolidated Financial Statements for details of the transaction.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 64

65 The Procter & Gamble Company

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

The Procter & Gamble Company 66

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following members of the Audit Committee are independent and are Audit Committee financial experts as defined by SEC rules: Ms. Patricia A. Woertz (Chair) and Mr. Kenneth I. Chenault.
The information required by this item is incorporated by reference to the following sections of the 2012 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Election of Directors, Nominees for Election of Directors with Terms Expiring in 2013, Corporate Governance, up to but not including the subsection entitled Board Engagement and Attendance; the section entitled Code of Ethics; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the

2012 Proxy Statement filed pursuant to Regulation 14A: the portion of the Corporate Governance section entitled Committees of the Board and the portion beginning with Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2012. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors' Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Gillette Company 1971 Stock Option Plan; The Gillette Company 2004 Long-Term Incentive Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

67 The Procter & Gamble Company

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	326,369,977	$54.0810		(2)
Restricted Stock Units (RSUs) / Performance Stock Units (PSUs)	8,449,554	N/A		(2)
Equity compensation plans not approved by security holders (3)
Options	26,722,810	50.7101		(4)
Restricted Stock Units (RSUs)	95,361	N/A		(4)

GRAND TOTAL	361,637,702	$53.8259	(5)	86,671,516

(1)
Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors Stock Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

(2)
Of the plans listed in (1), only The Procter & Gamble 2009 Stock and Incentive Compensation Plan and The 2003 Non- Employee Directors Stock Plan allow for future grants of securities. The maximum number of shares that may be granted under these plans is 180 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 2.88 shares for each share awarded. Total shares available for future issuance under these plans is 87 million.

(3)
Includes The Procter & Gamble 1992 Stock Plan (Belgian version); The Procter & Gamble Future Shares Plan; The Gillette Company 1971 Stock Option Plan; and The Gillette Company 2004 Long-Term Incentive Plan.

(4)	None of the plans listed in (3) allow for future grants of securities.
(5)	Weighted average exercise price of outstanding options only.

The Procter & Gamble Company 68

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

69 The Procter & Gamble Company

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
Additional information required by this item is incorporated by reference to the 2012 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section

The Procter & Gamble Company 70

entitled Section 16(a) Beneficial Ownership Reporting Compliance.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2012 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Director Independence and Review and Approval of Transactions with Related Persons.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the 2012 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

71 The Procter & Gamble Company

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.Financial Statements:

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

Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for years ended June 30, 2012, 2011 and 2010
•Consolidated Balance Sheets - as of June 30, 2012 and 2011
•Consolidated Statements of Shareholders' Equity - for years ended June 30, 2012, 2011 and 2010
•Consolidated Statements of Cash Flows - for years ended June 30, 2012, 2011 and 2010
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules:

These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

The Procter & Gamble Company 72

Exhibits:

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).

(3-2) -
Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ending December 31, 2011).

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

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).*

(10-4) -	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980.* +

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

(10-11) -	Company's Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2011).

(10-12) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2008).

(10-13) -	The Gillette Company 1971 Stock Option Plan.* (Incorporated by reference to Exhibit (10-13) of the Company's Form 10-K for the year ended June 30, 2011).

73 The Procter & Gamble Company

(10-14) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2007).*

(10-15) -	The Gillette Company Executive Life Insurance Program.* +

(10-16) -	The Gillette Company Personal Financial Planning Reimbursement Program.* +

(10-17) -	The Gillette Company Senior Executive Financial Planning Program.* +

(10-18) -	The Gillette Company Estate Preservation.* +

(10-19) -	The Gillette Company Deferred Compensation Plan.* +

(10-20) -	Senior Executive Recoupment Policy.* +

(10-21) -	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006.* +

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2009), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2011).*

(10-23) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions + and related correspondence (Incorporated by reference to Exhibit (10-1) of the Company Form 10-Q for the quarter ended March 31, 2012).*

(10-24) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2012) and related terms and conditions. * +

Exhibit (11) -	Computation of earnings per share. +

Exhibit (12) -	Computation of ratio of earnings to fixed charges. +

Exhibit (21) -	Subsidiaries of the registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement
+	Filed herewith.

The Procter & Gamble Company 74

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ ROBERT A. MCDONALD
(Robert A. McDonald) Chairman of the Board, President and Chief Executive Officer August 8, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. MCDONALD (Robert A. McDonald)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 8, 2012

/S/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 8, 2012

/S/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President & Comptroller (Principal Accounting Officer)	August 8, 2012

/S/ ANGELA F. BRALY (Angela F. Braly)	Director	August 8, 2012

/S/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 8, 2012

/S/ SUSAN DESMOND-HELLMANN (Susan Desmond-Hellmann)	Director	August 8, 2012

/S/ JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 8, 2012

/S/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 8, 2012

/S/ MARY AGNES WILDEROTTER (Mary Agnes Wilderotter)	Director	August 8, 2012

/S/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 8, 2012

/S/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 8, 2012

75 The Procter & Gamble Company

EXHIBIT INDEX

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 14, 2008) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).

(3-2) -
Regulations (as amended by the Board of Directors on April 18, 2010 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3.ii) of the Company's Form 10-Q for the quarter ending December 31, 2011).

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

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 2008).

(10-4) -	The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980. +

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

(10-11) -	Company's Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2011).

(10-12) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2008).

(10-13) -	The Gillette Company 1971 Stock Option Plan. (Incorporated by reference to Exhibit (10-13) of the Company's Form 10-K for the year ended June 30, 2011).

(10-14) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2007).

(10-15) -	The Gillette Company Executive Life Insurance Program. +

The Procter & Gamble Company 76

Exhibit (10-16) -	The Gillette Company Personal Financial Planning Reimbursement Program. +

(10-17) -	The Gillette Company Senior Executive Financial Planning Program. +

(10-18) -	The Gillette Company Estate Preservation Plan. +

(10-19) -	The Gillette Company Deferred Compensation Plan. +

(10-20) -	Senior Executive Recoupment Policy. +

(10-21) -	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006. +

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

(10-23) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions + and related correspondence (Incorporated by reference to Exhibit (10-1) of the Company Form 10-Q for the quarter ended March 31, 2012).

(10-24) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2012) and related terms and conditions. +

Exhibit (11) -	Computation of earnings per share. +

Exhibit (12) -	Computation of ratio of earnings to fixed charges. +

Exhibit (21) -	Subsidiaries of the registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	XBRL Instance Document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document.

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document.

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Filed herewith.