Form 10-Q
period 2012-09-30
PROCTER & GAMBLE Co
filed 2012-10-25
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Yes ☐     No ☑

There were 2,734,230,540 shares of Common Stock outstanding as of September 30, 2012.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.
The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company,” "Procter & Gamble," “we” or “our”) for the three months ended September 30, 2012 and 2011, the Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012, the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2012	2011
Net Sales	$20,739	$21,530
Cost of products sold	10,350	10,806
Selling, general and administrative expense	6,438	6,474
Operating Income	3,951	4,250
Interest expense	172	207
Other non-operating income/(expense), net	47	1
Earnings From Continuing Operations Before Income Taxes	3,826	4,044
Income taxes on continuing operations	973	1,045
Net Earnings from Continuing Operations	2,853	2,999
Net Earnings from Discontinued Operations	—	58
Net Earnings	2,853	3,057
Less: Net earnings attributable to noncontrolling interests	39	33
Net Earnings Attributable to Procter & Gamble	$2,814	$3,024

Basic Net Earnings per Common Share (1)
Earnings from continuing operations	$1.00	$1.06
Earnings from discontinued operations	—	0.02
Basic Net Earnings per Common Share	1.00	1.08
Diluted Net Earnings per Common Share (1)
Earnings from continuing operations	0.96	1.01
Earnings from discontinued operations	—	0.02
Diluted Net Earnings per Common Share	0.96	1.03
Dividends	$0.562	$0.525
Diluted Weighted Average Common Shares Outstanding	2,931.7	2,945.8
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2012	2011
NET EARNINGS	$2,853	$3,057
OTHER COMPREHENSIVE INCOME, NET OF TAX
Financial statement translation	1,411	(3,418)
Hedges and investment securities	(230)	343
Defined benefit retirement plans	(27)	134
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,154	(2,941)
TOTAL COMPREHENSIVE INCOME	4,007	116
LESS TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	48	28
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,959	$88

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2012	June 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$5,302	$4,436
Accounts receivable			6,993	6,068
Inventories
Materials and supplies			1,906	1,740
Work in process			755	685
Finished goods			4,671	4,296
Total inventories			7,332	6,721
Deferred income taxes			1,072	1,001
Prepaid expenses and other current assets			3,425	3,684
TOTAL CURRENT ASSETS			24,124	21,910
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,534	7,324
Machinery and equipment			32,936	32,029
Land			899	880
Total property, plant and equipment			41,369	40,233
Accumulated depreciation			(20,492)	(19,856)
NET PROPERTY, PLANT AND EQUIPMENT			20,877	20,377
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			54,332	53,773
Trademarks and other intangible assets, net			31,163	30,988
NET GOODWILL AND OTHER INTANGIBLE ASSETS			85,495	84,761
OTHER NONCURRENT ASSETS			5,392	5,196
TOTAL ASSETS			$135,888	$132,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,498	$7,920
Accrued and other liabilities			9,086	8,289
Debt due within one year			8,314	8,698
TOTAL CURRENT LIABILITIES			24,898	24,907
LONG-TERM DEBT			23,563	21,080
DEFERRED INCOME TAXES			10,164	10,132
OTHER NONCURRENT LIABILITIES			12,315	12,090
TOTAL LIABILITIES			70,940	68,209
SHAREHOLDERS’ EQUITY
Preferred stock			1,170	1,195
Common stock – shares issued –	September 2012	4,008.7	4,009
	June 2012	4,008.4		4,008
Additional paid-in capital			63,166	63,181
Reserve for ESOP debt retirement			(1,355)	(1,357)
Accumulated other comprehensive income (loss)			(8,179)	(9,333)
Treasury stock			(71,086)	(69,604)
Retained earnings			76,574	75,349
Noncontrolling interest			649	596
TOTAL SHAREHOLDERS’ EQUITY			64,948	64,035
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$135,888	$132,244
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2012	2011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,436	$2,768
OPERATING ACTIVITIES
Net earnings	2,853	3,057
Depreciation and amortization	710	743
Share-based compensation expense	79	80
Deferred income taxes	(18)	126
Gain on sale of businesses	(17)	(2)
Changes in:
Accounts receivable	(795)	(639)
Inventories	(502)	(927)
Accounts payable, accrued and other liabilities	64	(479)
Other operating assets and liabilities	397	166
Other	(1)	42
TOTAL OPERATING ACTIVITIES	2,770	2,167
INVESTING ACTIVITIES
Capital expenditures	(805)	(833)
Proceeds from asset sales	66	5
Acquisitions, net of cash acquired	12	(6)
Change in investments	(12)	(25)
TOTAL INVESTING ACTIVITIES	(739)	(859)
FINANCING ACTIVITIES
Dividends to shareholders	(1,605)	(1,503)
Change in short-term debt	1,033	1,217
Additions to long-term debt	2,225	1,988
Reductions of long-term debt	(1,251)	(1,013)
Treasury stock purchases	(2,584)	(1,261)
Impact of stock options and other	951	153
TOTAL FINANCING ACTIVITIES	(1,231)	(419)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	66	(75)
CHANGE IN CASH AND CASH EQUIVALENTS	866	814
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,302	$3,582
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the three-month period ended September 30, 2012 are not necessarily indicative of annual results.

2. New Accounting Pronouncements and Policies

On July 1, 2012, the Company adopted ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05), as amended by ASU 2011-12, which deferred the effective date for the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity and requires entities to present the components of net earnings and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We chose to present net earnings and other comprehensive income in two separate but consecutive statements. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3. Segment Information

Following is a summary of segment results.

		Three Months Ended September 30
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty	2012	$4,940	$852	$658
	2011	5,315	928	683
Grooming	2012	2,007	634	466
	2011	2,168	639	486
Health Care	2012	3,174	758	507
	2011	3,291	800	542
Fabric Care and Home Care	2012	6,900	1,369	903
	2011	7,071	1,282	818
Baby Care and Family Care	2012	3,999	809	512
	2011	4,079	792	494
Corporate	2012	(281)	(596)	(193)
	2011	(394)	(397)	(24)
Total	2012	$20,739	$3,826	$2,853
	2011	21,530	4,044	2,999

4. Goodwill and Other Intangible Assets

Goodwill as of September 30, 2012, is allocated by reportable segment as follows (amounts in millions):

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at June 30, 2012	$16,429	$20,680	$8,339	$6,557	$1,459	$309	$53,773
Acquisitions and divestitures	(2)	(26)	(2)	—	—	—	(30)
Translation and other	231	221	68	46	20	3	589
GOODWILL at September 30, 2012	$16,658	$20,875	$8,405	$6,603	$1,479	$312	$54,332

Goodwill increased from June 30, 2012 primarily due to currency translation across reportable segments.

Identifiable intangible assets as of September 30, 2012, are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$9,026	$4,728
Intangible assets with indefinite lives	26,865	—
Total identifiable intangible assets	$35,891	$4,728

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands.

The amortization of intangible assets for the three months ended September 30, 2012 and 2011 was $127 million and $128 million, respectively.

5. Share-Based Compensation

Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months ended September 30, 2012 and 2011 are summarized in the following table (amounts in millions):

	Three Months Ended September 30
	2012	2011
Share-Based Compensation
Stock options	$54	$62
Other share-based awards	25	18
Total share-based compensation	$79	$80
Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits

The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended September 30		Three Months Ended September 30
Amounts in millions	2012	2011	2012	2011
Service cost	$74	$67	$47	$36
Interest cost	140	157	64	69
Expected return on plan assets	(148)	(146)	(95)	(108)
Amortization of deferred amounts	3	6	(5)	(5)
Recognized net actuarial loss	53	26	50	25
Gross benefit cost	122	110	61	17
Dividends on ESOP preferred stock	—	—	(17)	(19)
Net periodic benefit cost (credit)	$122	$110	$44	$(2)

For the year ending June 30, 2013, the expected return on plan assets is 7.3% and 8.3% for defined benefit and other retiree benefit plans, respectively. These were reduced from 7.4% and 9.2%, respectively in the prior year.

7. Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

For details on the Company’s risk management activities and fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Fair Value Hierarchy
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The following table sets forth the Company’s financial assets and liabilities as of September 30, 2012 and June 30, 2012 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012
Assets recorded at fair value:
Investment securities	$8	$9	$—	$—	$25	$24	$33	$33
Derivatives relating to:
Other foreign currency instruments (1)	—	—	113	86	—	—	113	86
Interest rates	—	—	338	298	—	—	338	298
Net investment hedges	—	—	8	32	—	—	8	32
Commodities	—	—	5	3	—	—	5	3
Total assets recorded at fair value (2)	8	9	464	419	25	24	497	452
Liabilities recorded at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	162	142	—	—	162	142
Other foreign currency instruments (1)	—	—	24	23	—	—	24	23
Net investment hedges	—	—	35	19	—	—	35	19
Commodities	—	—	6	2	—	—	6	2
Liabilities recorded at fair value (3)	—	—	227	186	—	—	227	186
Liabilities not recorded at fair value:
Long-term debt instruments (4)	25,900	25,829	3,551	2,119	—	—	29,451	27,948
Total liabilities recorded and not recorded at fair value	$25,900	$25,829	$3,778	$2,305	$—	$—	$29,678	$28,134

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($2,920 and $4,095 as of September 30 and June 30, 2012, respectively) of debt instruments. Long term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended September 30, 2012, the Company transferred long-term debt instruments with a fair value of $455 million from Level 1 to Level 2. The transferred instruments represent the Company's investment in industrial development bonds which are infrequently traded in an observable market. There were no additional transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented and there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2012.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of September 30, 2012 was $64 million. The Company has never been required to post any collateral as a result of these contractual features.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30 and June 30, 2012 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	831	831	(162)	(142)
Total	831	831	(162)	(142)
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	10,894	10,747	338	298
Derivatives in Net Investment Hedging Relationships
Net investment hedges	1,741	1,768	(27)	13
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	13,477	13,210	89	63
Commodity contracts	150	125	(1)	1
Total	$13,627	$13,335	$88	$64

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	September 30, 2012	June 30, 2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$10	$11
Foreign currency contracts	16	22
Total	$26	$33
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$(19)	$6

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the three months ended September 30, 2012 and 2011, was not material. During the next 12 months, the amount of the September 30, 2012 accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2012 and 2011 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30
Amounts in Millions	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$2
Foreign currency contracts	(18)	(45)
Commodity contracts	—	1
Total	$(16)	$(42)

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended September 30
Amounts in Millions	2012	2011
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$40	$131
Debt	(38)	(133)
Total	2	(2)
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	—	(3)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	279	(581)
Commodity contracts	2	(1)
Total	$281	$(582)

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

8. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 million annually. In February 2012, the Company announced a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The program was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The Company expects to incur approximately $3.5 billion in before-tax restructuring costs over a four year period (from fiscal 2012 through fiscal 2015), including costs incurred as part of this plan and the ongoing plan. The Company expects to incur more than half of the costs under this plan by the end of fiscal 2013, with the remainder incurred in fiscal years 2014 and 2015.

The restructuring activities are being executed across the Company's centralized organization as well as across virtually all of its MDO and GBU organizations. The announced restructuring activities include a plan for a net reduction in non-manufacturing overhead personnel of approximately 5,700 by the end of fiscal 2013. This is being done via the elimination of duplicate work, simplification through the use of technology, and the optimization of the various functional organizations, the number of business units and of the Company's global footprint. In addition, the plan includes integration of newly acquired companies, optimization of the supply chain and other manufacturing processes.

Costs incurred under the plan consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company is also incurring other types of costs outlined below as a direct result of the plan. For the three months ended September 30, 2012, the Company incurred charges of $354 million. Approximately $236 million of these charges were recorded in selling, general and administrative expense. The remainder is included in cost of products sold. Since the inception of the program, the Company has incurred charges of $1.4 billion. Approximately $785 million of these charges were related to separations, $399 million were related to assets, and $222 million were related to other restructuring-type costs.

The following table presents restructuring activity for the three months ended September 30, 2012:

		For the Three Months Ended September 30, 2012
Amounts in millions	Accrual Balance June 30, 2012	Charges	Cash Spent	Charges Against Assets	Reserve Balance September 30, 2012
Separations	$316	$290	$171	$—	$435
Asset-Related Costs	—	21	—	21	—
Other Costs	27	43	39	—	31
Total	$343	$354	$210	$21	$466
Separation Costs
Employee separation charges for the three months ended September 30, 2012 relate to severance packages for approximately
1,800 employees, of which approximately 1,690 are non-manufacturing overhead personnel. These separations occurred primarily in North America and Western Europe. The packages are predominantly voluntary, and the amounts are calculated based on salary levels and past service. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the program has incurred separation charges related to approximately 5,100 employees, of which approximately 3,940 are non-manufacturing overhead personnel.
Asset-Related Costs
Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These shortened-lived assets relate primarily to manufacturing consolidations and technology standardization. The asset-related charges will not have a significant impact on future depreciation charges.

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

Amounts in millions	Three Months Ended September 30, 2012
Beauty	$66
Grooming	19
Health Care	12
Fabric & Home Care	31
Baby Care and Family Care	25
Corporate (1)	201
Total Company	$354

(1) Corporate includes costs related to allocated overheads, including charges related to our MDO, GBS and Corporate Functions activities.

9. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, advertising, contracts, environmental issues, labor and employments matters and income taxes.

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

Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $16 million has been paid as of September 30, 2012. Many of those are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $49 million as of September 30, 2012. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively. The remaining authorities' investigations are in various stages of the regulatory process. For these other remaining competition law matters, we cannot reasonably estimate any additional fines to which the Company may be subject as a result of the investigations. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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

Income Tax Uncertainties

The Company is present in over 150 taxable jurisdictions and, at any point in time, has 40 – 50 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.

Additional information on the Commitments and Contingencies of the Company can be found in Note 10, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Purchase Commitments

As previously disclosed, our partner in a joint venture that holds a portion of our business in Spain informed us of their intent to exercise their rights to put their interest in the joint venture to us. On October 22, 2012, we completed the purchase of our partner's interest for $1.1 billion. Under the accounting rules for Business Combinations, this purchase will result in a gain on our previously held interest in the venture of approximately $500 to $700 million. We will substantially complete the purchase accounting for this transaction in the quarter ended December 31, 2012.

10. Discontinued Operations

In May 2012, the Company completed the divestiture of our global Snacks business to The Kellogg Company for $2.7 billion in cash. Under the terms of the agreement, Kellogg acquired our branded snack products, manufacturing facilities in Belgium and the United States and the majority of the employees working on the Snacks business. The Company recorded an after-tax gain on the transaction of $1.4 billion, which was included in net earnings from discontinued operations in the Consolidated Statement of Earnings for the year ended June 30, 2012.
The Snacks business had historically been part of the Company’s Snacks & Pet Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Snacks business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, as a result of this transaction the Pet Care business is included in the Fabric Care and Home Care segment.
Following is selected financial information included in net earnings from discontinued operations for the Snacks business:

	Three months ended September 30
Amounts in millions	2012	2011
Net sales	$—	$385
Earnings from discontinued operations before income taxes	—	84
Income tax expense	—	26
Net earnings from discontinued operations	$—	$58

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

The purpose of this Management Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three Months Ended September 30, 2012

•	Business Segment Discussion – Three Months Ended September 30, 2012

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

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

OVERVIEW
We are a global leader in retail goods focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, high-frequency stores and distributors. We continue to expand our presence in other channels, such as perfumeries and e-commerce. We have on-the-ground operations in approximately 75 countries.

Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price (referred to as super-premium, premium, mid-tier and value-tier products). We are well-positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.

The table below provides more information about the components of our reportable business segment structure.

Reportable Segment	Categories	Billion Dollar Brands
Beauty	Antiperspirant and Deodorant, Cosmetics, Hair Care, Hair Color, Hair Styling, Personal Cleansing, Prestige Products, Salon Professional, Skin Care	Head & Shoulders, Olay, Pantene, SKII, Wella
Grooming	Blades and Razors, Electronic Hair Removal Devices, Pre and Post Shave products	Braun, Fusion, Gillette, Mach3
Health Care	Feminine Care, Gastrointestinal, Incontinence, Rapid Diagnostics, Respiratory, Toothbrush, Toothpaste, Other Oral Care, Other Personal Health Care, Vitamins/Minerals/Supplements	Always, Crest, Oral-B, Vicks
Fabric Care and Home Care	Air Care, Bleach and Laundry Additives, Batteries, Dish Care, Fabric Enhancers, Laundry Detergents, Pet Care, Professional, Surface Care	Ace, Ariel, Dawn, Downy, Duracell, Febreze, Gain, Iams, Tide
Baby Care and Family Care	Baby Wipes, Diapers and Pants, Paper Towels, Tissues, Toilet Paper	Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2012 (excludes net sales and net earnings in Corporate):

	Three Months Ended September 30, 2012
	Net Sales	Net Earnings
Beauty	23%	21%
Grooming	10%	15%
Health Care	15%	17%
Fabric Care and Home Care	33%	30%
Baby Care and Family Care	19%	17%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2012 versus the three months ended September 30, 2011:

•	Net sales decreased 4% to $20.7 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 2%.

•
Unit volume was consistent with the prior year period. Volume grew low single digits for Baby Care and Family Care, was consistent with the prior year period for Fabric Care and Home Care, and declined low single digits for Beauty, Health Care, and Grooming.

•
Net earnings attributable to Procter & Gamble were $2.8 billion, a decrease of $210 million or 7% versus the prior year period. The decrease in net earnings was due to the decrease in net sales and incremental restructuring charges, partially offset by gross margin expansion. The incremental restructuring charges totaled $292 million before tax, resulting from the Company's productivity and cost savings plan. The increase in gross margin was driven by price increases and manufacturing cost savings, partially offset by unfavorable geographic and product mix.

•
Diluted net earnings per share decreased 7% to $0.96. The prior year net earnings per share included $0.02 per share from discontinued operations as a result of the sale of the Snacks business. Diluted net earnings per share from continuing operations decreased 5% to $0.96.

•	Core net earnings per share increased 5% to $1.06.

•
Operating cash flow for the fiscal year to date increased 28% to $2.8 billion. Free cash flow, which is operating cash flow less capital expenditures, was $2.0 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 69%.

ECONOMIC CONDITIONS, CHALLENGES AND RISKS
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations, on the continued positive reputations of our brands and our ability to successfully maintain patent and trademark protection. This means we must be able to obtain patents and trademarks, and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of ongoing acquisition, divestiture and joint venture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against base business objectives. Daily conduct of our business also depends on our ability to maintain key information technology systems, including systems operated by third-party suppliers, and to maintain security over our data.
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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2012
The following discussion provides a review of results for the three months ended September 30, 2012 versus the three months ended September 30, 2011.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended September 30
	2012	2011	% CHG
NET SALES	$20,739	$21,530	(4)%
COST OF PRODUCTS SOLD	10,350	10,806	(4)%
GROSS PROFIT	10,389	10,724	(3)%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	6,438	6,474	(1)%
OPERATING INCOME	3,951	4,250	(7)%
TOTAL INTEREST EXPENSE	172	207	(17)%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	47	1
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,826	4,044	(5)%
INCOME TAXES ON CONTINUING OPERATIONS	973	1,045
NET EARNINGS FROM CONTINUING OPERATIONS	2,853	2,999	(5)%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	58	(100)%
NET EARNINGS	2,853	3,057	(7)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	39	33	18%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,814	$3,024	(7)%
EFFECTIVE TAX RATE ON CONTINUING OPERATIONS	25.4%	25.8%

BASIC NET EARNINGS PER COMMN SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$1.00	$1.06	(6)%
EARNINGS FROM DISCONTINUED OPERATIONS	$—	$0.02	(100)%
BASIC NET EARNINGS PER COMMON SHARE	$1.00	$1.08	(7)%
DILUTED NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$0.96	$1.01	(5)%
EARNINGS FROM DISCONTINUED OPERATIONS	$—	$0.02	(100)%
DILUTED NET EARNINGS PER COMMON SHARE	$0.96	$1.03	(7)%
DIVIDENDS PER COMMON SHARE	$0.562	$0.525	7%
AVERAGE DILUTED SHARES OUTSTANDING	2,931.7	2,945.8
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	50.1%	49.8%	30
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.0%	30.1%	90
OPERATING MARGIN	19.1%	19.7%	(60)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18.4%	18.8%	(40)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	13.6%	14.0%	(40)

Net Sales

Net sales decreased 4% to $20.7 billion for the July - September quarter on unit volume that was in line with the prior year period. Baby Care and Family Care grew volume low single digits. Fabric Care and Home Care volume was in line with the prior year period. Beauty, Health Care and Grooming volume decreased low single digits. Volume grew low single digits in developing regions and declined low single digits in developed regions. Price increases added 2% to net sales, driven by price increases across all business segments, primarily executed in prior periods to offset cost increases and devaluing developing market currencies. Unfavorable foreign exchange reduced net sales by 6%. Organic sales grew 2% driven by price increases.

	Net Sales Change Drivers 2012 vs. 2011 (Three Months Ended Sept. 30)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix/Other	Net Sales Growth
Beauty	-3%	-3%	-5%	2%	-1%	-7%
Grooming	-1%	0%	-8%	3%	-1%	-7%
Health Care	-1%	-1%	-6%	2%	1%	-4%
Fabric Care and Home Care	0%	0%	-5%	2%	1%	-2%
Baby Care and Family Care	2%	2%	-5%	3%	-2%	-2%
TOTAL COMPANY	0%	0%	-6%	2%	0%	-4%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

Operating Costs

Gross margin expanded 30 basis points to 50.1% of net sales for the quarter. The increase in gross margin was driven by a 110 basis point impact from higher pricing and a 100 basis point impact from manufacturing cost savings. Gross margin was negatively impacted by 90 basis points from negative product mix behind disproportionate growth in developing regions and mid-tier products, both of which have selling prices lower than Company average. Additionally gross margin was reduced by 50 basis points from incremental restructuring spending in the current period and higher commodity costs.

Total selling, general and administrative expenses (SG&A) decreased 1% to $6.4 billion, primarily behind reduced marketing spending, partially offset by an increase in overhead spending. The increase in overhead spending was driven by $192 million in incremental restructuring spending to support the productivity and cost savings plan, partially offset by reductions in historical spending levels. Marketing spending decreased primarily due to the impact of foreign exchange. SG&A as a percentage of net sales increased 90 basis points to 31.0%, primarily due to 90 basis points of incremental restructuring spending and a 10 basis point impact from charges for European legal matters.

Non-Operating Costs

Interest expense was $172 million for the quarter, down $35 million versus the prior year period due to lower interest rates on floating rate debt, partially offset by an increase in debt outstanding. Net other non-operating income increased $46 million due to increased investment returns and the sale of the Company's household appliances business.

Income Taxes

The effective tax rate on continuing operations decreased 40 basis points to 25.4% primarily driven by the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 180 basis points in the current quarter and 110 basis points in the prior year period), partially offset by the impact of unfavorable geographic mix of earnings.

Net Earnings

Net earnings attributable to Procter & Gamble decreased 7% to $2.8 billion for the quarter due to the net sales decrease and operating margin contraction. Operating margin declined 60 basis points primarily due to the SG&A increase partially offset by the gross margin expansion. Diluted net earnings per share from continuing operations decreased 5% to $0.96. Diluted net earnings per share from discontinued operations decreased by $0.02. Core net earnings per share increased 5% to $1.06. Core EPS represents diluted net earnings per share from continuing operations excluding current year restructuring charges due to the productivity and cost savings plan and charges for European legal matters.

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
The Venezuelan government has established one official exchange rate for qualifying dividends, imported goods and services, equal to 4.3 Bolivares Fuertes to one U.S. dollar. Transactions at the official exchange rate are subject to CADIVI (Venezuela government's Foreign Exchange Administrative Commission). Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the 4.3 rate, which is also expected to be applicable to dividend repatriations.

In addition to the official exchange rate, there is a parallel exchange market that is controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. This is done at the SITME rate which was approximately 5.3 as of September 30, 2012. The notional amount of transactions that run through this foreign exchange rate for nonessential goods is restrictive, which for us has essentially eliminated our ability to access any foreign exchange rate other than the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. Finally, the Venezuelan government enacted a price control law during the second half of fiscal 2012 that negatively impacted the net selling prices of certain products sold in Venezuela. The impact of this law was not significant for the quarter ended September 30, 2012.

As of September 30, 2012, we had net monetary assets denominated in local currency of approximately $1.1 billion. Approximately $336 million of this balance has been remeasured using the SITME rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. However, as noted in the preceding paragraph, the availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans and the creditworthiness of the local depository institutions and other creditors, we may have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official and parallel exchange rates.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors. These include the Company's ability to mitigate the effect of the recently enacted price controls, any potential future devaluation, any further Venezuelan government price or exchange controls, economic conditions, and availability of raw materials and utilities.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2012

The following discussion provides a review of results by business segment. Analyses of the results for the three months ended September 30, 2012 are provided based on a comparison to the same three month period ended September 30, 2011. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three months ended September 30, 2012 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2012
	Net Sales	% Change Versus Year Ago	Earnings from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings from Continuing Operations	% Change Versus Year Ago
Beauty	$4,940	(7)%	$852	(8)%	$658	(4)%
Grooming	2,007	(7)%	634	(1)%	466	(4)%
Health Care	3,174	(4)%	758	(5)%	507	(6)%
Fabric Care and Home Care	6,900	(2)%	1,369	7%	903	10%
Baby Care and Family Care	3,999	(2)%	809	2%	512	4%
Corporate	(281)	N/A	(596)	N/A	(193)	N/A
Total Company	20,739	(4)%	3,826	(5)%	2,853	(5)%

Beauty

Beauty net sales decreased 7% to $4.9 billion during the first fiscal quarter on unit volume decline of 3%. Organic sales decreased 2%. Price increases contributed 2% to net sales growth. Mix negatively impacted net sales by 1% behind a decline in developed regions, which have higher than segment average selling prices. Unfavorable foreign exchange reduced net sales by 5%. Global market share of the Beauty segment decreased 0.5 points. Volume grew low single digits in developing markets and decreased high single digits in developed regions. Volume in Hair Care decreased low single digits due to a double digit decrease in developed regions from the impacts of higher prices and competitive activity, partially offset by a low single-digit increase in developing markets from market growth. Global market share of the hair care category was down less than a point. Volume in Beauty Care decreased mid-single digits due to market share declines particularly in skin care and cosmetics. Global market share of the facial skin care category decreased more than half a point. Volume in Salon Professional increased low single digits due to initiative activity, primarily in developing regions. Volume in Prestige decreased mid-single digits due to minor brand divestitures and to a base period comparison that grew double digits behind several initiatives. Net earnings decreased 4% to $658 million due to lower net sales partially offset by a 50-basis point increase in net earnings margin. Gross margin expansion and a lower effective tax rate were partially offset by higher SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings and higher pricing. SG&A increased primarily due to an increase in marketing spending as a percentage of net sales.

Grooming

Grooming net sales decreased 7% to $2.0 billion during the first fiscal quarter on a 1% decrease in unit volume. Organic sales were up 2% on organic volume that was in line with the prior year period. Price increases contributed 3% to net sales growth. Unfavorable geographic mix decreased net sales by 1%. Unfavorable foreign exchange reduced net sales by 8%. Global market share of the Grooming segment increased 0.1 points. Volume grew mid-single digits in developing regions and decreased mid-single digits in developed regions. Shave Care volume grew low single digits due to a mid-single-digit growth in developing regions primarily behind market growth, partially offset by a low single-digit decrease in developed regions primarily due to market contraction in Western Europe. Global market share of the blades and razors category was up slightly. Volume in Appliances decreased double digits due to competitive activity, market contraction and the sale of the Braun household appliances business. Global market share of the appliances category was down slightly. Net earnings decreased 4% to $466 million due to lower net sales partially offset by an 80-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and reduced SG&A as a percentage of net sales. Gross margin increased primarily due to pricing and manufacturing cost savings. SG&A as a percentage of net sales declined primarily due to reduced overhead costs.

Health Care

Health Care net sales decreased 4% to $3.2 billion during the first fiscal quarter on a 1% decrease in unit volume. Organic sales were up 2%. Price increases contributed 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 6%. Favorable product mix increased net sales by 1%. Global market share of the Health Care segment decreased 0.4 points. Volume increased mid-single digits in developing regions, while developed regions decreased mid-single digits. Oral Care volume decreased low single digits primarily due to competitive activity in North America and competitive pricing and promotion in Greater China. Global market share of the oral care category was down less than a point. Volume in Personal Health Care increased low single digits due to the addition of the PGT Healthcare partnership and New Chapter VMS acquisition offsetting the divestiture of the PuR business. Organic volume decreased low single digits due to lower shipments of Prilosec OTC in North America. All-outlet value share of the U.S. personal health care market was down more than half a point. Volume in Feminine Care was in line with the prior year period as mid-single digit growth in developing markets behind market growth and product innovation was offset by a mid-single digit decrease in developed regions due to increased promotional activity from competition. Global market share of the feminine care category was down about half a point. Net earnings decreased 6% to $507 million due to lower net sales and a 50-basis point decrease in net earnings margin. Net earnings margin declined primarily due to reduced gross margin. Gross margin declined due to increased commodity costs and supply chain investments, partially offset by higher pricing and manufacturing cost savings.

Fabric Care and Home Care
Fabric Care and Home Care net sales decreased 2% to $6.9 billion during the first fiscal quarter on unit volume that was in line with the prior year period. Organic sales were up 2%. Price increases contributed 2% to net sales growth. Mix increased net sales by 1% due to favorable product mix. Unfavorable foreign exchange reduced net sales by 5%. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. A low single digit increase in volume in developing regions was offset by a low single digit decrease in developed regions. Fabric Care volume was in line with the prior year period as a low single digit volume increase in developing regions, driven primarily by market growth, was offset by a low single digit decrease in developed regions primarily due to consumer value issues following price increases taken in previous periods in Western Europe. Global market share of the fabric care category decreased more than half a point. Home Care volume increased low single digits driven by a high single-digit increase in developing markets behind innovation and distribution expansion and a low single-digit increase in developed markets due to growth on Febreze and reduced pricing on Cascade in North America. Global market share of the home care category increased about half a point. Batteries volume decreased low single digits due to market contraction and share losses, primarily behind higher pricing to improve the margin structure in Western Europe, partially offset by growth in developing regions due to initiative activity. Global market share of the batteries category decreased about half a point. Pet Care volume increased low single digits versus a base period that was negatively impacted by customer inventory adjustments. Net earnings increased 10% to $903 million as a 150-basis point increase in net earnings margin was partially offset by the decrease in net sales. Net earnings margin increased mainly due to gross margin expansion. Gross margin increased due to higher pricing and manufacturing cost savings, partially offset by higher commodity costs.

Baby Care and Family Care

Baby Care and Family Care net sales decreased 2% to $4.0 billion during the first fiscal quarter on 2% volume growth. Organic sales were up 3%. Pricing added 3% to net sales growth. Mix reduced net sales by 2% due to product mix and disproportionate growth of developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange decreased net sales by 5%. Global market share of the Baby Care and Family Care segment decreased 0.3 points. Volume in developed and developing regions increased low single digits. Volume in Baby Care decreased low single digits as a mid-single digit decrease in developed regions due to market contraction and competitive promotional activity was partially offset by a mid-single digit increase in developing regions due to market growth, distribution expansion and initiative activity. Global market share of the baby care category decreased about half a point. Volume in Family Care increased mid single digits primarily due to initiative activity on Charmin and Bounty. In the U.S., all-outlet share of the family care category was down slightly. Net earnings increased 4% to $512 million due to a 70-basis point increase in net earnings margin partially offset by the decrease in net sales. Net earnings margin increased primarily due to a higher gross margin. The increase in gross margin was driven by the impact of higher pricing and manufacturing and commodity cost savings, partially offset by unfavorable product and geographic mix.

CORPORATE

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; and certain significant impairment charges. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), noncontrolling interest adjustments for subsidiaries where we do not have 100% ownership and adjustments for unconsolidated entities (to eliminate net sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP). Since certain unconsolidated entities and less than 100%-owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities and noncontrolling interests in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company's effective tax rate in Corporate). We also eliminate the share of earnings applicable to other ownership interests.
Corporate net sales primarily reflect the adjustment to eliminate the net sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate decreased by $113 million in the first fiscal quarter due to smaller adjustments required to eliminate reduced sales of the unconsolidated entities. Net Corporate expenses increased $169 million in the first fiscal quarter primarily due to incremental after-tax restructuring costs of $257 million, partially offset by lower interest costs and minor acquisition and divestiture activity. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

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

As part of this plan the Company expects to incur approximately $3.5 billion in before-tax restructuring costs over a four-year period (from fiscal 2012 through fiscal 2015). More than half of the costs will be incurred by the end of fiscal 2013 and the remainder in fiscal years 2014 and 2015. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the costs are expected to deliver approximately $2 billion in before-tax annual savings.  The before-tax savings in the current year are expected to be approximately $700 million - $1 billion.

Restructuring accruals of $466 million as of September 30, 2012 are classified as current liabilities.  Approximately 85% of the restructuring charges incurred during 2013 either have been or will be settled with cash.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges will be funded by and included within Corporate for segment reporting.

Refer to Note 8 in our Consolidated Financial Statements for more details on the productivity and cost savings plan.

FINANCIAL CONDITION

Operating Activities

We generated $2.8 billion of cash from operating activities for the first fiscal quarter, an increase of $603 million versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, stock based compensation, deferred income taxes, and gain on sale of businesses), generated $3.6 billion of operating cash flow. This was partially offset by working capital increases. On a year-to-date basis, the net of accounts receivable, inventory, and accounts payable, accrued and other liabilities consumed $1.2 billion of cash. Accounts receivable used $795 million of cash primarily due to increased sales later in the quarter. Inventory consumed $502 million of cash, mainly to support product initiatives and holiday-related shipments in some of our seasonal businesses. Accounts payable, accrued and other liabilities generated $64 million of cash, primarily due to the accrual of taxes, partially offset by the payment of prior-year marketing accruals.
Investing Activities

Cash used for investing activities was $739 million for the first fiscal quarter, a decrease of $120 million versus the prior year period. The primary investing activity was capital expenditures, which consumed $805 million or 3.9% of net sales, as compared to $833 million in the prior year period. This was partially offset by cash generated from asset sales of $66 million mainly due to proceeds from the divestiture of the Braun household appliances business.

Financing Activities

Our financing activities consumed net cash of $1.2 billion. We used $2.6 billion for treasury stock purchases and $1.6 billion for dividends and partially funded these cash outlays through a $2.0 billion net increase in debt. Cash consumed by financing activities increased $812 million versus the prior year period primarily due to an increase in the treasury stock purchases, partially offset by increased proceeds from the exercise of stock options.

As of September 30, 2012, our current liabilities exceeded current assets by $774 million. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the July - September quarter:

July - September 2012	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(7)%	5%	—%	(2)%
Grooming	(7)%	8%	1%	2%
Health Care	(4)%	6%	—%	2%
Fabric Care and Home Care	(2)%	5%	(1)%	2%
Baby Care and Family Care	(2)%	5%	—%	3%
Total P&G	(4)%	6%	—%	2%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS. This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year charges related to incremental restructuring charges due to increased focus on productivity and cost savings and current year charges related to pending European legal matters. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

Three months ended September 30	2012	2011
Diluted Net Earnings Per Share - Continuing Operations	$0.96	$1.01
Incremental Restructuring Charges	0.09	—
Charges for Pending European Legal Matters	0.01	—
CORE EPS	$1.06	$1.01
Core EPS Growth	5%
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

Free Cash Flow Productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. The Company’s long-term target is to generate free cash flow at or above 90% of net earnings. Free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The reconciliation of free cash flow and free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Sept ‘12	$2,770	$(805)	1,965	$2,853	69%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk since June 30, 2012. Additional information can be found in Note 5 - Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2012 .

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has antitrust matters at various stages of the regulatory process including Belgium, France, Germany and Greece, and other countries have issued decisions, many of which are on appeal. All of these matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust violations often continue for several years and, if violations are found, can result in substantial fines. No non-monetary sanctions are being sought in these matters.

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

We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers. This is dependent on a number of factors including our ability to develop effective sales, advertising and marketing programs. We expect to achieve our financial targets, in part, by shifting our portfolio towards faster growing, higher margin businesses and by focusing on the most profitable businesses, biggest innovations and most important emerging markets. We also expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. If demand for our products and/or market growth rates in either developed or developing markets falls substantially below expected levels or our market share declines significantly in these businesses, our volume, and consequently our results, could be negatively impacted. This could occur due to, among other things, unforeseen negative economic or political events, changes in consumer trends and habits, or negative consumer responses to pricing actions.
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
In the manufacturing and general overhead areas, we need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements, to achieve our targets on cost. While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, it may be impracticable to have a sufficient alternative source, particularly when the input materials are in limited supply. Any significant disruption of manufacturing, such as labor disputes, loss or impairment of key manufacturing sites, natural disasters, acts of war or terrorism, and other external factors over which we have no control, could interrupt product supply and, if not remedied, have an adverse impact on our business.
We face risks associated with having significant international operations.
We are a global company, with manufacturing operations in more than 40 countries, and a significant portion of our revenue is outside the U.S. Our international operations are subject to a number of risks, including, but not limited to:

•	compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act;

•	compliance with a variety of local regulations and laws;

•	changes in tax laws and the interpretation of those laws;

•	sudden changes in foreign currency exchange controls;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions;

•	greater risk of uncollectible accounts and longer collection cycles;

•	effective and immediate implementation of control environment processes across our diverse operations and employee base; and

•	imposition of more or new tariffs, quotas, trade barriers and similar restrictions on our sales outside the United States.
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
We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also the Financial Condition and Results of Operations section of the MD&A and Note 7 to our Consolidated Financial Statements.
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
In addition, our ability to manage regulatory, environmental, tax and legal matters (including product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position. Furthermore, if pending legal matters, including the competition law and antitrust investigations described in Note 9 of our Consolidated Financial Statements, Commitments and Contingencies, result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.
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
We rely extensively on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks, and services include, but are not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3) (4)
7/1/2012 - 7/31/2012	4,961,568	$62.04	0	4.0
8/1/2012 - 8/31/2012	16,895,073	$67.13	16,895,073	2.9
9/1/2012 - 9/30/2012	21,366,631	$67.81	21,366,631	1.4

(1)
The total number of shares purchased was 43,223,272 for the quarter. This includes 4,961,568 shares acquired by the Profit Sharing Trust. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On August 3, 2012, the Company stated that fiscal year 2012-13 share repurchases to reduce Company shares outstanding are estimated to be $4 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt.

(4)	The dollar values listed in this column include commissions to be paid to brokers to execute the transactions.

Item 5.	Other Information.

On July 1, 2012, the Company adopted ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05), as amended by ASU 2011-12, which deferred the effective date for the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity and requires entities to present the components of net earnings and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We chose to present net earnings and other comprehensive income in two separate but consecutive statements. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

We have applied the guidance retrospectively for all periods previously presented in our 2012 Form 10-K. The consolidated statements of comprehensive income as presented below represent the retrospective application of ASU 2011-05, as revised by ASU 2011-12 for each of the fiscal years ended June 30, 2012, 2011 and 2010 and should be read in conjunction with our consolidated financial statements and the related notes included in our 2012 Form 10-K.

Consolidated Statements of Comprehensive Income

	For the Year Ended June 30,
	2012	2011	2010
NET EARNINGS	$10,904	$11,927	$12,846
OTHER COMPREHENSIVE INCOME, NET OF TAX
Financial statement translation	(5,990)	6,493	(4,194)
Hedges and investment securities (net of $438, $711 and $520 tax, respectively)	721	(1,178)	867
Defined benefit retirement plans (net of $993, $302 and $465 tax, respectively)	(2,010)	453	(1,137)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	(7,279)	5,768	(4,464)
TOTAL COMPREHENSIVE INCOME	3,625	17,695	8,382
LESS TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	124	143	112
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,501	$17,552	$8,270

Item 6.	Exhibits

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

10-1
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007), which was originally adopted by shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions.*

10-2	Summary of the Company's Short Term Achievement Reward Program.*

10-3	Short Term Achievement Reward Programs related correspondence and terms and conditions.*

10-4	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007).*

10-5
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit 10-23 of the Company's Form 10-K for the fiscal year ended June 30, 2012) and related correspondence.*

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

THE PROCTER & GAMBLE COMPANY

October 25, 2012	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007), which was originally adopted by shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions.

10-2	Summary of the Company's Short Term Achievement Reward Program.

10-3	Short Term Achievement Reward Programs related correspondence and terms and conditions.

10-4	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007).

10-5
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit 10-23 of the Company's Form 10-K for the fiscal year ended June 30, 2012) and related correspondence.

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