Form 10-Q
period 2012-12-31
PROCTER & GAMBLE Co
filed 2013-01-25
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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
Yes ☐     No ☑

There were 2,731,651,042 shares of Common Stock outstanding as of December 31, 2012.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.
The Consolidated Statements of Earnings of The Procter & Gamble Company and subsidiaries (the “Company,” "Procter & Gamble," “we” or “our”) for the three months and six months ended December 31, 2012 and 2011, the Statement of Comprehensive Income for the three months and six months ended December 31, 2012 and 2011, the Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2012	2011	2012	2011
Net Sales	$22,175	$21,744	$42,914	$43,274
Cost of products sold	10,880	10,851	21,230	21,658
Selling, general and administrative expense	6,803	6,659	13,241	13,132
Goodwill and Intangibles impairment charges	—	1,554	—	1,554
Operating Income	4,492	2,680	8,443	6,930
Interest expense	169	201	341	408
Other non-operating income/(expense), net	895	170	942	171
Earnings From Continuing Operations Before Income Taxes	5,218	2,649	9,044	6,693
Income taxes on continuing operations	1,142	977	2,115	2,022
Net Earnings from Continuing Operations	4,076	1,672	6,929	4,671
Net Earnings from Discontinued Operations	—	41	—	99
Net Earnings	4,076	1,713	6,929	4,770
Less: Net earnings attributable to noncontrolling interests	19	23	58	56
Net Earnings Attributable to Procter & Gamble	$4,057	$1,690	$6,871	$4,714

Basic Net Earnings per Common Share (1)
Earnings from continuing operations	$1.46	$0.58	$2.46	$1.63
Earnings from discontinued operations	—	0.01	—	0.04
Basic Net Earnings per Common Share	1.46	0.59	2.46	1.67
Diluted Net Earnings per Common Share (1)
Earnings from continuing operations	1.39	0.56	2.35	1.57
Earnings from discontinued operations	—	0.01	—	0.03
Diluted Net Earnings per Common Share	1.39	0.57	2.35	1.60
Dividends	$0.562	$0.525	$1.124	$1.050
Diluted Weighted Average Common Shares Outstanding	2,919.1	2,949.7	2,926.1	2,946.5
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2012	2011	2012	2011
NET EARNINGS	$4,076	$1,713	$6,929	$4,770
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Financial statement translation	336	(1,654)	1,747	(5,072)
Hedges and investment securities	85	213	(145)	556
Defined benefit retirement plans	64	62	37	196
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	485	(1,379)	1,639	(4,320)
TOTAL COMPREHENSIVE INCOME	4,561	334	8,568	450
LESS TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	21	19	69	47
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,540	$315	$8,499	$403

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2012	June 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$6,643	$4,436
Accounts receivable			7,183	6,068
Inventories
Materials and supplies			1,920	1,740
Work in process			667	685
Finished goods			4,632	4,296
Total inventories			7,219	6,721
Deferred income taxes			983	1,001
Prepaid expenses and other current assets			3,573	3,684
TOTAL CURRENT ASSETS			25,601	21,910
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,684	7,324
Machinery and equipment			33,762	32,029
Land			901	880
Total property, plant and equipment			42,347	40,233
Accumulated depreciation			(21,143)	(19,856)
NET PROPERTY, PLANT AND EQUIPMENT			21,204	20,377
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			55,687	53,773
Trademarks and other intangible assets, net			32,147	30,988
NET GOODWILL AND OTHER INTANGIBLE ASSETS			87,834	84,761
OTHER NONCURRENT ASSETS			5,264	5,196
TOTAL ASSETS			$139,903	$132,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,157	$7,920
Accrued and other liabilities			9,254	8,289
Debt due within one year			9,819	8,698
TOTAL CURRENT LIABILITIES			26,230	24,907
LONG-TERM DEBT			23,607	21,080
DEFERRED INCOME TAXES			10,567	10,132
OTHER NONCURRENT LIABILITIES			12,176	12,090
TOTAL LIABILITIES			72,580	68,209
SHAREHOLDERS’ EQUITY
Preferred stock			1,156	1,195
Common stock – shares issued –	December 2012	4,008.8
	June 2012	4,008.4	4,009	4,008
Additional paid-in capital			63,204	63,181
Reserve for ESOP debt retirement			(1,357)	(1,357)
Accumulated other comprehensive income (loss)			(7,694)	(9,333)
Treasury stock			(71,682)	(69,604)
Retained earnings			79,045	75,349
Noncontrolling interest			642	596
TOTAL SHAREHOLDERS’ EQUITY			67,323	64,035
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$139,903	$132,244
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2012	2011
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,436	$2,768
OPERATING ACTIVITIES
Net earnings	6,929	4,770
Depreciation and amortization	1,448	1,456
Share-based compensation expense	154	168
Deferred income taxes	18	32
Gain on purchase/sale of businesses	(902)	(187)
Goodwill and indefinite lived intangibles impairment charges	—	1,554
Changes in:
Accounts receivable	(914)	(1,079)
Inventories	(324)	(497)
Accounts payable, accrued and other liabilities	(288)	(1,009)
Other operating assets and liabilities	556	230
Other	(58)	57
TOTAL OPERATING ACTIVITIES	6,619	5,495
INVESTING ACTIVITIES
Capital expenditures	(1,529)	(1,780)
Proceeds from asset sales	474	238
Acquisitions, net of cash acquired	(1,123)	2
Change in investments	(179)	71
TOTAL INVESTING ACTIVITIES	(2,357)	(1,469)
FINANCING ACTIVITIES
Dividends to shareholders	(3,206)	(3,013)
Change in short-term debt	4,972	2,416
Additions to long-term debt	2,239	1,990
Reductions of long-term debt	(3,749)	(2,514)
Treasury stock purchases	(3,984)	(1,764)
Impact of stock options and other	1,662	589
TOTAL FINANCING ACTIVITIES	(2,066)	(2,296)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	(84)
CHANGE IN CASH AND CASH EQUIVALENTS	2,207	1,646
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,643	$4,414
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the three-month and six-month periods ended December 31, 2012 are not necessarily indicative of annual results.

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

3. Segment Information

Following is a summary of segment results.

		Three Months Ended December 31			Six Months Ended December 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty	2012	$5,403	$1,138	$877	$10,343	$1,990	$1,535
	2011	5,353	1,014	802	10,668	1,942	1,485
Grooming	2012	2,119	695	518	4,126	1,329	984
	2011	2,202	692	517	4,370	1,331	1,003
Health Care	2012	3,267	733	512	6,441	1,491	1,019
	2011	3,183	784	537	6,474	1,584	1,079
Fabric Care and Home Care	2012	7,223	1,380	906	14,123	2,749	1,809
	2011	7,037	1,200	746	14,108	2,482	1,564
Baby Care and Family Care	2012	4,322	945	611	8,321	1,754	1,123
	2011	4,162	816	516	8,241	1,608	1,010
Corporate	2012	(159)	327	652	(440)	(269)	459
	2011	(193)	(1,857)	(1,446)	(587)	(2,254)	(1,470)
Total	2012	$22,175	$5,218	$4,076	$42,914	$9,044	$6,929
	2011	21,744	2,649	1,672	43,274	6,693	4,671

4. Goodwill and Other Intangible Assets

Goodwill as of December 31, 2012, is allocated by reportable segment as follows (amounts in millions):

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at June 30, 2012	$16,429	$20,680	$8,339	$6,557	$1,459	$309	$53,773
Acquisitions and divestitures	(26)	(30)	580	(7)	430	—	947
Translation and other	369	344	134	71	49	—	967
GOODWILL at December 31, 2012	$16,772	$20,994	$9,053	$6,621	$1,938	$309	$55,687

In October 2012, the Company acquired our partner's interest in a joint venture in Iberia that operates in our Baby Care and Family Care and Health Care reportable segments.  The acquisition price for the partner's interest was $1.1 billion and the transaction was accounted for as a business combination.  The total enterprise value of $1.9 billion was allocated primarily to indefinite-lived intangible assets of $0.2 billion, defined-life intangible assets of $1 billion and goodwill of $1 billion. These were offset somewhat by $0.3 billion of deferred tax liabilities on the intangibles. The Company recognized a $0.6 billion holding gain on its previously held investment, which was included in other non-operating income, net in the Consolidated Statement of Earnings.  Goodwill also increased from June 30, 2012 due to currency translation across all reportable segments.

Identifiable intangible assets as of December 31, 2012, are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$9,957	$4,871
Intangible assets with indefinite lives	27,061	—
Total identifiable intangible assets	$37,018	$4,871

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands.

The amortization of intangible assets for the three months ended December 31, 2012 and 2011 was $125 million and $123 million, respectively. For the six months ended December 31, 2012 and 2011, the amortization of intangibles was $253 million and $251 million, respectively.

5. Share-Based Compensation

Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months and six months ended December 31, 2012 and 2011 are summarized in the following table (amounts in millions):

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Share-Based Compensation
Stock options	$62	$76	$116	$138
Other share-based awards	13	12	38	30
Total share-based compensation	$75	$88	$154	$168

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits

The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended December 31		Three Months Ended December 31
Amounts in millions	2012	2011	2012	2011
Service cost	$76	$63	$48	$35
Interest cost	141	152	66	69
Expected return on plan assets	(148)	(142)	(96)	(108)
Amortization of deferred amounts	6	5	(5)	(5)
Recognized net actuarial loss	53	26	50	24
Curtailment loss	2	—	—	—
Gross benefit cost	130	104	63	15
Dividends on ESOP preferred stock	—	—	(18)	(18)
Net periodic benefit cost (credit)	$130	$104	$45	$(3)

	Pension Benefits		Other Retiree Benefits
	Six Months Ended December31		Six Months Ended December31
Amounts in millions	2012	2011	2012	2011
Service cost	$150	$130	$95	$71
Interest cost	281	309	130	138
Expected return on plan assets	(296)	(288)	(191)	(216)
Amortization of deferred amounts	9	11	(10)	(10)
Recognized net actuarial loss	106	52	100	49
Curtailment loss	2	—	—	—
Gross benefit cost	252	214	124	32
Dividends on ESOP preferred stock	—	—	(35)	(37)
Net periodic benefit cost (credit)	$252	$214	$89	$(5)

For the year ending June 30, 2013, the expected return on plan assets is 7.3% and 8.3% for defined benefit and other retiree benefit plans, respectively. These were reduced from 7.4% and 9.2%, respectively, in the prior year.

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

The following table sets forth the Company’s financial assets and liabilities as of December 31, 2012 and June 30, 2012 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Assets recorded at fair value:
Investment securities	$15	$9	$—	$—	$25	$24	$40	$33
Derivatives relating to:
Foreign currency hedges	—	—	63	—	—	—	63	—
Other foreign currency instruments (1)	—	—	68	86	—	—	68	86
Interest rates	—	—	323	298	—	—	323	298
Net investment hedges	—	—	140	32	—	—	140	32
Commodities	—	—	—	3	—	—	—	3
Total assets recorded at fair value (2)	15	9	594	419	25	24	634	452
Liabilities recorded at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	—	142	—	—	—	142
Other foreign currency instruments (1)	—	—	87	23	—	—	87	23
Net investment hedges	—	—	1	19	—	—	1	19
Commodities	—	—	1	2	—	—	1	2
Liabilities recorded at fair value (3)	—	—	89	186	—	—	89	186
Liabilities not recorded at fair value:
Long-term debt instruments (4)	23,954	25,829	3,011	2,119	—	—	26,965	27,948
Total liabilities recorded and not recorded at fair value	$23,954	$25,829	$3,100	$2,305	$—	$—	$27,054	$28,134

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)	Investment securities are presented in other noncurrent assets and all derivative assets are presented in prepaid expenses and other current assets or other noncurrent assets.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($522 and $4,095 as of December 31 and June 30, 2012, respectively) of debt instruments. Long term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended September 30, 2012, the Company transferred long-term debt instruments with a fair value of $455 million from Level 1 to Level 2. The transferred instruments represent the Company's investment in industrial development bonds which are infrequently traded in an observable market. There were no additional transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented and there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended December 31, 2012.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of December 31, 2012 was $37 million. The Company has never been required to post any collateral as a result of these contractual features.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31 and June 30, 2012 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	951	831	63	(142)
Total	951	831	63	(142)
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	9,150	10,747	323	298
Derivatives in Net Investment Hedging Relationships
Net investment hedges	1,705	1,768	139	13
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	11,946	13,210	(19)	63
Commodity contracts	23	125	(1)	1
Total	$11,969	$13,335	$(20)	$64

The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	December 31, 2012	June 30, 2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$9	$11
Foreign currency contracts	27	22
Total	$36	$33
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$86	$6

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the six months ended December 31, 2012 and 2011, was not material. During the next 12 months, the amount of the December 31, 2012 accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended December 31, 2012 and 2011 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended December 31		Six Months Ended December 31
Amounts in Millions	2012	2011	2012		2011
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$1	$1	$3		$3
Foreign currency contracts	106	18	88		(27)
Commodity contracts	—	—	—		1
Total	$107	$19	$91		$(23)

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended December 31		Six Months Ended December 31
Amounts in Millions	2012	2011	2012		2011
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(15)	$(19)	$25		$112
Debt	17	19	(21)		(114)
Total	2	—	4	`	(2)
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	(1)	(5)	(1)		(8)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	(53)	(410)	226		(991)
Commodity contracts	(2)	—	—		(1)
Total	$(55)	$(410)	$226		$(992)

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

8. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 million annually. In February and November 2012, the Company made announcements regarding an incremental restructuring program as part of a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The productivity and cost savings plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five year period (from fiscal 2012 through fiscal 2016), including costs incurred as part of the ongoing and incremental restructuring program. The Company expects to incur approximately 50% of the costs under this plan by the end of fiscal 2013, with the remainder incurred in fiscal years 2014 through 2016.

The restructuring program is being executed across the Company's centralized organization as well as across virtually all of its Marketing Development Organizations (MDO) and Global Business Units (GBU) organizations. This includes a net reduction in non-manufacturing overhead personnel of approximately 5,700 by the end of fiscal 2013. The restructuring program includes a further non-manufacturing overhead personnel reduction of approximately 2% - 4% annually from fiscal 2014 through fiscal 2016. This is being done via the elimination of duplicate work, simplification through the use of technology, and the optimization of the various functional organizations, of the number of business units and of the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.

Restructuring costs incurred consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company is also incurring other types of costs outlined below. For the three- and six-month periods ended December 31, 2012, the Company incurred charges of $238 million and $592 million, respectively. For the three and six month periods ended December 31, 2012, approximately $164 million and $400 million of these charges were recorded in selling, general and administrative expense, respectively. The remainder is included in cost of products sold. Since the inception of this restructuring program, the Company has incurred charges of $1.6 billion. Approximately $918 million of these charges were related to separations, $420 million were related to assets, and $306 million were related to other restructuring-type costs.

The following table presents restructuring activity for the six months ended December 31, 2012:

				For the Six Months Ended December 31, 2012
Amounts in millions	Accrual Balance June 30, 2012	Charges Previously Reported (Three Months Ended September 30, 2012)	Charges for the Three Months Ended December 31, 2012	Cash Spent	Charges Against Assets	Accrual Balance December 31, 2012
Separations	$316	$290	$133	$346	$—	$393
Asset-Related Costs	—	21	21	—	42	—
Other Costs	27	43	84	136	—	18
Total	$343	$354	$238	$482	$42	$411
Separation Costs
Employee separation charges for the three- and six-month periods ended December 31, 2012, relate to severance packages for approximately 650 employees and 2,450 employees, respectively. Separations related to non-manufacturing overhead personnel were approximately 360 and 2,050 for the three and six months ended December 31, 2012, respectively; these separations occurred primarily in North America and Western Europe. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 5,750 employees, of which approximately 4,300 are non-manufacturing overhead personnel.

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

Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include employee relocation related to separations and office consolidations, termination of contracts related to supply chain redesign and the cost to change internal systems and processes to support the underlying organizational changes.

Consistent with our historical policies for ongoing restructuring-type activities, the restructuring program charges are funded by and included within Corporate for both management and segment reporting. Accordingly, 100% of the charges under the program are included within the Corporate reportable segment. However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments.

Amounts in millions	Three Months Ended December 31, 2012	Six Months Ended December 31, 2012
Beauty	$23	$89
Grooming	17	36
Health Care	6	18
Fabric & Home Care	39	70
Baby Care and Family Care	18	43
Corporate (1)	135	336
Total Company	$238	$592

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

Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $16 million has been paid as of December 31, 2012. Many of those are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $49 million as of December 31, 2012. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively. The remaining authorities' investigations are in various stages of the regulatory process. For these other remaining competition law matters, we cannot reasonably estimate any additional fines to which the Company may be subject as a result of the investigations. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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
Following is selected financial information included in net earnings from discontinued operations for the Snacks business:

	Three months ended December 31		Six months ended December 31
Amounts in millions	2012	2011	2012	2011
Net sales	$—	$392	$—	$777
Earnings from discontinued operations before income taxes	—	59	—	143
Income tax expense	—	18	—	44
Net earnings from discontinued operations	$—	$41	$—	$99

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

The purpose of this Management Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three and Six Months Ended December 31, 2012

•	Business Segment Discussion – Three and Six Months Ended December 31, 2012

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (EPS), free cash flow and free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange, acquisitions and divestitures. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Free cash flow productivity is the ratio of free cash flow to net earnings. We believe these measures provide investors with important information that is useful in understanding our business results and trends. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended December 31, 2012 (excludes net sales and net earnings in Corporate):

	Three Months Ended December 31
	Net Sales	Net Earnings
Beauty	24%	26%
Grooming	10%	15%
Health Care	15%	15%
Fabric Care and Home Care	32%	26%
Baby Care and Family Care	19%	18%
Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the six months ended December 31, 2012 (excludes net sales and net earnings in Corporate):

	Six Months Ended December 31
	Net Sales	Net Earnings
Beauty	24%	24%
Grooming	10%	15%
Health Care	15%	16%
Fabric Care and Home Care	32%	28%
Baby Care and Family Care	19%	17%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2012 versus the six months ended December 31, 2011:

•	Net sales decreased 1% to $42.9 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 2%.

•
Unit volume increased 1%. Volume grew mid-single digits for Baby Care and Family Care, increased low single digits for Fabric Care and Home Care, and Health Care, and declined low single digits for Beauty and Grooming.

•
Net earnings attributable to Procter & Gamble were $6.9 billion, an increase of $2.2 billion. or 46%. versus the prior year period. The increase in net earnings was primarily due to non-core items including a $623 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia in the current period, and a $1.6 billion before tax, non-cash goodwill and intangible assets impairment charge in the prior year period associated with the Appliances and Salon Professional businesses.

•
Diluted net earnings per share from continuing operations increased 50% to $2.35. Diluted net earnings per share increased 47% to $2.35. The prior year net earnings per share included $0.03 per share from discontinued operations related to our divested Snacks business.

•	Core net earnings per share increased 9% to $2.28.

•
Operating cash flow for the fiscal year to date increased 20% to $6.6 billion. Free cash flow, which is operating cash flow less capital expenditures, was $5.1 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 73%.

ECONOMIC CONDITIONS, CHALLENGES AND RISKS
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations, on the continued positive reputations of our brands and on our ability to successfully maintain patent and trademark protection. This means we must be able to obtain patents and trademarks, and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of ongoing acquisition, divestiture and joint venture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against base business objectives. Daily conduct of our business also depends on our ability to maintain key information technology systems, including systems operated by third-party suppliers, and to maintain security over our data.
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as through consistent productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange controls, such as Venezuela, China, India, and Argentina. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2012
The following discussion provides a review of results for the three months ended December 31, 2012 versus the three months ended December 31, 2011.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended December 31
	2012	2011	% CHG
NET SALES	$22,175	$21,744	2%
COST OF PRODUCTS SOLD	10,880	10,851	—%
GROSS PROFIT	11,295	10,893	4%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	6,803	6,659	2%
GOODWILL AND INTANGIBLES IMPAIRMENT CHARGES	—	1,554	(100)%
OPERATING INCOME	4,492	2,680	68%
TOTAL INTEREST EXPENSE	169	201	(16)%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	895	170	426%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,218	2,649	97%
INCOME TAXES ON CONTINUING OPERATIONS	1,142	977	17%
NET EARNINGS FROM CONTINUING OPERATIONS	4,076	1,672	144%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	41	(100)%
NET EARNINGS	4,076	1,713	138%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	19	23	(17)%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,057	$1,690	140%
EFFECTIVE TAX RATE ON CONTINUING OPERATIONS	21.9%	36.9%

BASIC NET EARNINGS PER COMMN SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$1.46	$0.58	152%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.01	(100)%
BASIC NET EARNINGS PER COMMON SHARE	1.46	0.59	147%
DILUTED NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$1.39	$0.56	148%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.01	(100)%
DILUTED NET EARNINGS PER COMMON SHARE	$1.39	$0.57	144%
DIVIDENDS PER COMMON SHARE	$0.562	$0.525	7%
AVERAGE DILUTED SHARES OUTSTANDING	2,919.1	2,949.7
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	50.9%	50.1%	80
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.6%	30.6%	—
OPERATING MARGIN	20.3%	12.3%	800
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23.5%	12.2%	1,130
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	18.3%	7.8%	1,050

Net Sales

Net sales increased 2% to $22.2 billion for the second quarter on unit volume that increased 2% versus the prior year period. Baby Care and Family Care grew volume mid-single digits. Fabric Care and Home Care and Health Care volume grew low single digits. Beauty volume was in line with the prior year period. Grooming volume decreased low single digits. Volume grew low single digits in both developing and developed regions. Price increases added 2% to net sales, driven by price increases across all business segments, primarily executed in prior periods to offset cost increases and devaluing developing market currencies. Unfavorable geographic and product mix reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 1%. Organic sales grew 3% driven by the unit volume increase and price increases, partially offset by negative geographic and product mix.

	Net Sales Change Drivers 2012 vs. 2011 (Three Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	0%	0%	-1%	3%	0%	-1%	1%
Grooming	-2%	0%	-3%	2%	0%	-1%	-4%
Health Care	3%	3%	-2%	2%	-1%	1%	3%
Fabric Care and Home Care	2%	2%	0%	1%	0%	0%	3%
Baby Care and Family Care	6%	6%	-1%	2%	-3%	0%	4%
TOTAL COMPANY	2%	2%	-1%	2%	-1%	0%	2%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin expanded 80 basis points to 50.9% of net sales for the quarter. The increase in gross margin was driven by a 90 basis point impact from higher pricing and a 100 basis point impact from manufacturing cost savings. Gross margin was negatively impacted by 110 basis points from negative product mix, primarily behind disproportionate growth in mid-tier products, which have lower gross margin than the Company average. Gross margin was also reduced by 20 basis points from incremental restructuring spending in the current period.

Total selling, general and administrative expenses (SG&A) increased 2% to $6.8 billion, behind comparable increases in both marketing and overhead spending. Marketing spending increased to support initiative activity and intervention plans. The increase in overhead spending was driven by incremental restructuring spending and higher pension and employee benefit costs, which was partially offset by savings as the result of the productivity and cost savings plan. SG&A as a percentage of net sales was consistent with the prior year period at 30.6%.
Goodwill and indefinite-lived intangible impairment charges of $1,554 million ($1,481 million after tax), were incurred in the prior year period. The charges related to the carrying values of goodwill in our Appliances and Salon Professional businesses and our Koleston Perfect and Wella indefinite-lived intangible assets, which are part of our Salon Professional business. Since goodwill is included in Corporate for internal management and segment reporting, the goodwill impairment charges were included in the Corporate segment. With respect to the indefinite-lived intangible assets, the underlying impairment charges were excluded from business unit earnings and included in Corporate for management reporting purposes. Accordingly, these charges were also included in Corporate for segment reporting.

Non-Operating Costs

Interest expense was $169 million for the quarter, down $32 million versus the prior year period due to lower interest rates on floating rate debt. Net other non-operating income increased $725 million due to a $631 million holding gain resulting from P&G's purchase of the balance of our Baby Care and Feminine Care joint venture in Iberia and a $247 million gain from the divestiture of our Italy bleach business, partially offset by a $130 million gain in the year ago period from the PUR business divestiture.

Income Taxes

The effective tax rate on continuing operations decreased 1,500 basis points to 21.9%. The prior year rate was increased by 1,190 basis points due to the non-deductibility of impairment charges related to our Appliances and Salon Professional businesses, while the current year rate was reduced by 310 basis points due to the tax impacts on the gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of the bleach business in Western Europe.

Net Earnings

Net earnings from continuing operations increased $2.4 billion or 144% to $4.1 billion for the quarter. The increase was primarily due to the impacts of the unusual items discussed above, specifically the prior year impairment charges and the current year increase in other non-operating income from the net impact of the holding and divestiture gains, partially offset by incremental restructuring. Combined, these items drove an increase of $2.1 billion, or 124% in earnings. Earnings also increased due to the increase in net sales and the 80 basis point gross margin expansion in the current year. Diluted net earnings per share from continuing operations increased 148% to $1.39. The growth in diluted net earnings per share from continuing operations outpaced the growth in net earnings from continuing operations due to a reduction in the number of shares outstanding. Diluted net earnings per share from discontinued operations was $0.01 in the prior year period (zero in the current period) from earnings of our divested snacks business. Core net earnings per share increased 12% to $1.22. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the current period holding gain on the buyout of our Iberian joint venture partner, incremental restructuring charges in both periods related to our productivity and cost savings plan, and prior year charges for impairments and European legal matters.

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
The Venezuelan government has established one official exchange rate for qualifying dividends, and imported goods and services, which is equal to 4.3 Bolivares Fuertes to one U.S. dollar. Transactions at the official exchange rate are subject to CADIVI (Venezuela government's Foreign Exchange Administrative Commission). Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the 4.3 rate, which is also expected to be applicable to dividend repatriations.

In addition to the official exchange rate, there is a parallel exchange market that is controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. This is done at the SITME rate which was approximately 5.3 as of December 31, 2012. The notional amount of transactions that run through this foreign exchange rate for nonessential goods is restrictive, which for us has essentially eliminated our ability to access any foreign exchange rate other than the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. Finally, the Venezuelan government enacted a price control law during the second half of fiscal 2012 that negatively impacted the net selling prices of certain products sold in Venezuela. The impact of this law was not significant for the quarter ended December 31, 2012.

As of December 31, 2012, we had net monetary assets denominated in local currency of approximately $1.3 billion. This balance has increased approximately $228 million since June 30, 2012 due to a slow-down by the government in the exchange of funds requested by us through CADIVI and an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments. Approximately $333 million of the net monetary assets denominated in local currency has been remeasured using the SITME rate because we plan to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. However, as noted in the preceding paragraph, the availability of the parallel market to settle these transactions is uncertain. The remaining net monetary asset balances are currently reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. Depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official and parallel exchange rates.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors. These include the Company's ability to mitigate the effect of the recently enacted price controls, any potential future devaluation, any further Venezuelan government price or exchange controls, economic conditions, and the availability of raw materials and utilities.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2012
The following discussion provides a review of results for the six months ended December 31, 2012 versus the six months ended December 31, 2011.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Six Months Ended December 31
	2012	2011	% CHG
NET SALES	$42,914	$43,274	(1)%
COST OF PRODUCTS SOLD	21,230	21,658	(2)%
GROSS PROFIT	21,684	21,616	—%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	13,241	13,132	1%
GOODWILL AND INTANGIBLES IMPAIRMENT CHARGES	—	1,554	(100)%
OPERATING INCOME	8,443	6,930	22%
TOTAL INTEREST EXPENSE	341	408	(16)%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	942	171	451%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,044	6,693	35%
INCOME TAXES ON CONTINUING OPERATIONS	2,115	2,022	5%
NET EARNINGS FROM CONTINUING OPERATIONS	6,929	4,671	48%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	99	(100)%
NET EARNINGS	6,929	4,770	45%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	58	56	4%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$6,871	$4,714	46%
EFFECTIVE TAX RATE ON CONTINUING OPERATIONS	23.4%	30.2%

BASIC NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$2.46	$1.63	51%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.04	(100)%
BASIC NET EARNINGS PER COMMON SHARE	2.46	1.67	47%
DILUTED NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$2.35	$1.57	50%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.03	(100)%
DILUTED NET EARNINGS PER COMMON SHARE	2.35	1.60	47%
DIVIDENDS PER COMMON SHARE	$1.124	$1.050	7%
AVERAGE DILUTED SHARES OUTSTANDING	2,926.1	2,946.5
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	50.5%	50.0%	50
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.8%	30.3%	50
OPERATING MARGIN	19.7%	16.0%	370
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21.1%	15.5%	560
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	16.0%	10.9%	510

Net Sales

Net sales decreased 1% to $42.9 billion fiscal year to date on unit volume that increased 1% versus the prior year period. Baby Care and Family Care grew volume mid-single digits. Fabric Care and Home Care and Health Care volume grew low single digits. Beauty and Grooming volume decreased low single digits. Volume grew low single digits in developing regions and was in line with the prior year period in developed regions. Price increases added 2% to net sales, driven by price increases across all business segments, primarily executed in prior periods to offset cost increases and devaluing developing market currencies. Unfavorable geographic and product mix reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Organic sales grew 2% driven by the unit volume growth and price increases, partially offset by negative mix.

	Net Sales Change Drivers 2012 vs. 2011 (Six Months Ended Dec. 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	-2%	-2%	-3%	3%	0%	-1%	-3%
Grooming	-1%	0%	-5%	2%	0%	-2%	-6%
Health Care	1%	1%	-4%	2%	0%	0%	-1%
Fabric Care and Home Care	1%	1%	-3%	1%	1%	0%	0%
Baby Care and Family Care	4%	4%	-3%	2%	-2%	0%	1%
TOTAL COMPANY	1%	1%	-3%	2%	-1%	0%	-1%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin expanded 50 basis points to 50.5% of net sales for fiscal year to date. The increase in gross margin was driven by a 100 basis point impact from higher pricing and a 100 basis point impact from manufacturing cost savings. Gross margin was negatively impacted by 100 basis points from negative product mix behind disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the Company average. Gross margin was also reduced by 30 basis points from incremental restructuring spending in the current period and to a lesser extent higher commodity costs.
Total SG&A increased 1% to $13.2 billion, driven by a $275 million increase in restructuring spending, partially offset by savings as a result of the productivity and cost savings plan and a reduction in competition law fines. SG&A as a percentage of net sales increased 50 basis points to 30.8%, due to 60 basis points of incremental restructuring costs.

Non-Operating Costs
Interest expense was $341 million for the period, down $67 million versus the prior year period due to lower interest rates on floating rate debt. Other non-operating income/(expense) increased $771 million due to a $631 million holding gain resulting from P&G's purchase of the balance of P&G's Baby Care and Feminine Care joint venture in Iberia and a $247 million divestiture gain from our Italy bleach business, partially offset by a $130 million divestiture gain from our PUR business in the year ago period.

Income Taxes
The effective tax rate on continuing operations decreased 680 basis points to 23.4%. The prior year rate was increased by 480 basis points due to the non-deductibility of impairment charges related to our Appliances and Salon Professional businesses, while the current year rate was reduced by 180 basis points due to the tax impacts on gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of the bleach business in Western Europe. The current year rate was also reduced due to the net impact of favorable discrete adjustments related to uncertain income tax positions, which netted to 170 basis points in the current period and 140 basis points in the prior year period.

Net Earnings
Net earnings from continuing operations increased $2.3 billion or 48% to $6.9 billion for the fiscal year to date primarily due to the impact of the unusual items discussed above, specifically the prior year impairment charges and the current year increase in other non-operating income from the net impact of the holding and divestiture gains, partially offset by incremental restructuring. Combined, these items drove an increase of $1.8 billion, or 38% in earnings. Earnings also increased due to the increase in net sales and the 50 basis point gross margin expansion in the current year. Diluted net earnings per share from continuing operations increased 47% to $2.35. Diluted net earnings per share from discontinued operations was $0.03 in the prior year period (zero in the current period), from earnings of our divested snacks business. Core net earnings per share increased 9% to $2.28. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the current period holding gain on the buyout of our Iberian joint venture partner, incremental restructuring charges in both periods related to our productivity and cost savings plan, and prior year charges for impairments and European legal matters.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2012

The following discussion provides a review of results by business segment. Analyses of the results for the three and six months ended December 31, 2012 are provided based on a comparison to the same three- and six-month periods ended December 31, 2011. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and six months ended December 31, 2012 versus the comparable prior year periods (amounts in millions):

	Three Months Ended December 31, 2012
	Net Sales	% Change Versus Year Ago	Earnings from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings from Continuing Operations	% Change Versus Year Ago
Beauty	$5,403	1%	1,138	12%	877	9%
Grooming	2,119	(4)%	695	—%	518	—%
Health Care	3,267	3%	733	(7)%	512	(5)%
Fabric Care and Home Care	7,223	3%	1,380	15%	906	21%
Baby Care and Family Care	4,322	4%	945	16%	611	18%
Corporate	(159)	N/A	327	N/A	652	N/A
Total Company	22,175	2%	5,218	97%	4,076	144%

	Six Months Ended December 31, 2012
	Net Sales	% Change Versus Year Ago	Earnings from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings from Continuing Operations	% Change Versus Year Ago
Beauty	$10,343	(3)%	$1,990	2%	$1,535	3%
Grooming	4,126	(6)%	1,329	—%	984	(2)%
Health Care	6,441	(1)%	1,491	(6)%	1,019	(6)%
Fabric Care and Home Care	14,123	—%	2,749	11%	1,809	16%
Baby Care and Family Care	8,321	1%	1,754	9%	1,123	11%
Corporate	(440)	N/A	(269)	N/A	459	N/A
Total Company	42,914	(1)%	9,044	35%	6,929	48%

Beauty

Three months ended December 31, 2012 compared with three months ended December 31, 2011
Beauty net sales increased 1% to $5.4 billion during the second fiscal quarter on unit volume that was consistent with the prior year period. Organic sales increased 3%. Price increases contributed 3% to net sales growth. Unfavorable foreign exchange reduced net sales by 1%. The impact of divestitures reduced net sales by 1%. Global market share of the Beauty segment decreased 0.4 points. Volume was in line with prior year period in developing markets and decreased low single digits in developed regions.

Volume in Hair Care was in line with prior year period, decreasing low single digits in developed regions from the impacts of higher prices and competitive activity, primarily in Western Europe, and was in line with prior year period in developing markets. Global market share of the hair care category was down half a point. Volume in Beauty Care decreased low single digits due to market share declines primarily in skin care. Global market share of the facial skin care category decreased less than a point. Volume in Salon Professional decreased low single digits due to market softness in parts of the developed regions. Volume in Prestige was in line with the prior year period due to minor brand divestitures. Organic volume was up low single digits. Net earnings increased 9% to $877 million due to higher net sales and a 130 basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and a reduction in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings and higher pricing. SG&A declined, both in total and as a percentage of net sales, due to decreases in both marketing and overhead spending.
Six months ended December 31, 2012 compared with six months ended December 31, 2011
Beauty net sales decreased 3% to $10.3 billion fiscal year to date on unit volume decline of 2%. Organic sales increased 1%. Price increases contributed 3% to net sales growth. The impact of divestitures reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Beauty segment decreased 0.5 points. Volume was consistent with the prior year in developing markets and decreased mid-single digits in developed regions. Volume in Hair Care decreased low single digits due to a mid-single digit decline in developed regions from the impacts of higher prices and competitive activity, partially offset by a low single-digit increase in developing markets from market growth. Global market share of the hair care category was down more than half a point. Volume in Beauty Care decreased low single digits due to market share declines primarily in skin care and cosmetics. Global market share of the facial skin care category decreased less than a point. Volume in Salon Professional was consistent with the prior year due to initiative activity, primarily in developing regions, offset by market contraction in developed regions. Volume in Prestige decreased low single digits due to minor brand divestitures and to a base period comparison that grew behind several initiatives in developed markets, partially offset by market growth and initiative activity in developing markets. Net earnings increased 3% to $1.5 billion, as lower net sales were more than offset by a 90 basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and a reduction in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings and higher pricing. SG&A declined, both in total and a percentage of net sales, primarily due to a decrease in overhead spending.

Grooming

Three months ended December 31, 2012 compared with three months ended December 31, 2011
Grooming net sales decreased 4% to $2.1 billion during the second fiscal quarter on a 2% decrease in unit volume. Organic sales were up 2% on organic volume that was in line with the prior year period. Price increases contributed 2% to net sales growth. The impact of divestitures reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Grooming segment decreased 0.1 points. Volume decreased low single digits in developing regions and decreased mid-single digits in developed regions, in both cases largely due to the sale of the Braun household appliances business in the prior quarter. Shave Care volume was in line with the prior year period, as low single-digit growth in developing regions primarily behind market growth, was offset by a low single-digit decrease in developed regions, primarily due to market contraction in Western Europe. Global market share of the blades and razors category was up slightly. Volume in Appliances decreased double digits due to the sale of the Braun household appliances business. Organic volume was consistent with the prior year, as growth in North America was offset by a decline in Western Europe. Global market share of the appliances category was down a point. Net earnings was in line with the prior year period at $518 million, as lower net sales was offset by a 100 basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to pricing and manufacturing cost savings. SG&A as a percentage of net sales increased primarily due to the negative scale impacts of the decrease in net sales.

Six months ended December 31, 2012 compared with six months ended December 31, 2011
Grooming net sales decreased 6% to $4.1 billion fiscal year to date on a 1% decrease in unit volume. Organic sales were up 2% on organic volume that was in line with the prior year period. Price increases contributed 2% to net sales growth. The impact of divestitures reduced net sales by 2%. Unfavorable foreign exchange reduced net sales by 5%. Global market share of the Grooming segment was unchanged. Volume grew low single digits in developing regions and decreased mid-single digits in developed regions. Shave Care volume grew low single digits due to a low single-digit growth in developing regions, primarily behind market growth, partially offset by a low single-digit decrease in developed regions primarily due to market contraction in Western Europe. Global market share of the blades and razors category was up slightly. Volume in Appliances decreased double digits due to the sale of the Braun household appliances business, competitive activity, and market contraction. Organic volume declined mid-single digits. Global market share of the appliances category decreased more than half a point. Net earnings decreased 2% to $984 million due to lower net sales partially offset by a 90-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and a reduction in SG&A as a percentage of net sales. Gross margin increased primarily due to pricing and manufacturing cost savings. SG&A as a percentage of net sales declined primarily due to reduced overhead costs.

Health Care

Three months ended December 31, 2012 compared with three months ended December 31, 2011
Health Care net sales increased 3% to $3.3 billion during the second fiscal quarter on a 3% increase in unit volume. Organic sales were up 4%. Price increases contributed 2% to net sales growth. Unfavorable geographic mix decreased net sales by 1%. Unfavorable foreign exchange reduced net sales by 2%. The impact of acquisitions and divestitures increased net sales by 1%. Global market share of the Health Care segment decreased 0.3 points. Volume increased high single digits in developing regions, while developed regions decreased low single digits. Oral Care volume increased mid-single digits due to double digit growth in developing regions behind market expansion and market growth. Global market share of the oral care category was down less than half a point. Volume in Personal Health Care was in line with the prior year period, as the impacts of market growth were offset by lower shipments of Prilosec OTC in North America. Volume from the addition of the PGT Healthcare partnership and New Chapter VMS (Vitamins/Minerals/Supplements) acquisition offset the impact from the divestiture of the PuR business. Volume in Feminine Care increased low single digits due to mid-single digit growth in developing markets behind market growth and product innovation, and a low single digit increase in developed regions due to initiative activity. Global market share of the feminine care category was down more than half a point. Net earnings decreased 5% to $512 million due to a 120-basis point decrease in net earnings margin partially offset by an increase in net sales. Net earnings margin declined primarily due to reduced gross margin. Gross margin declined due to increased commodity costs and supply chain investments, partially offset by higher pricing and manufacturing cost savings.

Six months ended December 31, 2012 compared with six months ended December 31, 2011
Health Care net sales decreased 1% to $6.4 billion fiscal year to date on a 1% increase in unit volume. Organic sales were up 3%. Price increases contributed 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 4%. Global market share of the Health Care segment decreased 0.3 points. Volume increased mid-single digits in developing regions and declined low single digits in developed regions. Oral Care volume increased low single digits due to market expansion and market growth in developing regions, partially offset by lower volume in North America from competitive activity and in China from competitive pricing and promotion. Global market share of the oral care category was down half a point. Volume in Personal Health Care increased low single digits due to net acquisition and divestiture activity (the addition of the PGT Healthcare partnership and New Chapter VMS and the divestiture of the PuR business). Organic volume decreased low single digits primarily due to lower shipments of Prilosec OTC in North America. Volume in Feminine Care increased low single digits due to a mid-single digit growth in developing markets behind market growth and product innovation, partially offset by a low single digit decrease in developed regions due to increased promotional activity from competition. Global market share of the feminine care category was down half a point. Net earnings decreased 6% to $1.0 billion due to lower net sales and an 80-basis point decrease in net earnings margin. Net earnings margin declined primarily due to reduced gross margin. Gross margin declined due to increased commodity costs and supply chain investments, partially offset by higher pricing and manufacturing cost savings.

Fabric Care and Home Care
Three months ended December 31, 2012 compared with three months ended December 31, 2011
Fabric Care and Home Care net sales increased 3% to $7.2 billion during the second fiscal quarter on a 2% increase in unit volume. Organic sales were up 3%. Price increases contributed 1% to net sales growth. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. Volume increased low single digits in developed regions and was in line with the prior year period in developing regions. Fabric Care volume increased low single digits due to a low single digit volume increase in developed regions driven by initiative activity and marketing interventions. Global market share of the fabric care category decreased more than half a point. Home Care volume increased mid-single digits driven by a mid-single-digit increase in developed markets, due to marketing and pricing interventions and a low single-digit increase in developing markets behind innovation and distribution expansion. Global market share of the home care category was unchanged. Batteries volume increased low single digits due to market growth and geographic expansion in developing regions and from consumption in North America due to Hurricane Sandy, partially offset by market contraction in Western Europe. Global market share of the batteries category increased about half a point. Pet Care volume decreased low single digits due to competitive activity, primarily from increased promotional spending in North America. Net earnings increased 21% to $906 million due to the increase in net sales and a 190-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and lower overhead spending. Gross margin increased due to higher pricing and manufacturing cost savings, partially offset by higher commodity costs.

Six months ended December 31, 2012 compared with six months ended December 31, 2011
Fabric Care and Home Care net sales were in line with the prior year period at $14.1 billion fiscal year to date on a 1% increase in unit volume. Organic sales were up 3%. Price increases contributed 1% to net sales growth. Mix increased net sales by 1% due to favorable product mix. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. Volume increased low single digits in both developing and developed regions. Fabric Care volume increased low single digits due to a low single digit increase in developed regions driven by initiative activity and marketing interventions. Global market share of the fabric care category decreased more than half a point. Home Care volume increased low single digits driven by a mid single-digit increase in developing markets, behind innovation and distribution expansion, and a low single-digit increase in developed markets due to growth on Febreze and pricing interventions in North America. Global market share of the home care category was unchanged. Batteries volume was in line with the prior year period due to low single digit increase in developing regions from market growth and geographic expansion, partially offset by a low single digit decrease in developed markets due to market contraction and share losses, primarily behind higher pricing to improve the margin structure in Western Europe. Global market share of the batteries category was unchanged. Pet Care volume decreased low single digits primarily due to competitive activity and increased promotional spending in developed markets. Net earnings increased 16% to $1.8 billion due to a 170-basis point increase in net earnings margin. Net earnings margin increased mainly due to gross margin expansion. Gross margin increased due to higher pricing and manufacturing cost savings, partially offset by higher commodity costs.

Baby Care and Family Care

Three months ended December 31, 2012 compared with three months ended December 31, 2011
Baby Care and Family Care net sales increased 4% to $4.3 billion during the second fiscal quarter on 6% volume growth. Organic sales were up 5%. Pricing added 2% to net sales growth. Mix reduced net sales by 3% due to product mix and disproportionate growth of developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange decreased net sales by 1%. Global market share of the Baby Care and Family Care segment decreased 0.5 points. Volume increased mid-single digits in developed regions and high single digits in developing regions. Volume in Baby Care increased mid-single digits due to a high single digit increase in developing regions from market growth, distribution expansion and initiative activity. Global market share of the baby care category decreased more than half a point. Volume in Family Care increased high single digits due to initiative activity on Charmin and Bounty. In the U.S., all-outlet share of the family care category was unchanged. Net earnings increased 18% to $611 million due the increase in sales and a 180-basis point increase in net earnings margin. Net earnings margin increased primarily due to a higher gross margin. The increase in gross margin was driven by the impact of higher pricing and manufacturing and commodity cost savings, partially offset by unfavorable product and geographic mix.
Six months ended December 31, 2012 compared with six months ended December 31, 2011
Baby Care and Family Care net sales increased 1% to $8.3 billion fiscal year to date on 4% volume growth. Organic sales were up 4%. Pricing added 2% to net sales growth. Mix reduced net sales by 2% due to product mix and disproportionate growth of developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange decreased net sales by 3%. Global market share of the Baby Care and Family Care segment decreased 0.4 points. Volume increased low single digits in developed regions and mid-single digits in developing regions. Volume in Baby Care increased low single digits as a high single digit increase in developing regions due to market growth, distribution expansion and initiative activity, was partially offset by a low single digit decrease in developed regions due to market contraction and competitive promotional activity. Global market share of the baby care category decreased more than half a point. Volume in Family Care increased high single digits primarily due to initiative activity on Charmin and Bounty. In the U.S., all-outlet share of the family care category was unchanged. Net earnings increased 11% to $1.1 billion due to the increase in net sales and a 120-basis point increase in net earnings margin. Net earnings margin increased primarily due to a higher gross margin. The increase in gross margin was driven by the impact of higher pricing and manufacturing and commodity cost savings, partially offset by unfavorable product and geographic mix.

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
Corporate net sales primarily reflect the adjustment to eliminate the net sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate decreased by $34 million in the second fiscal quarter and decreased $147 million fiscal year to date due to smaller adjustments required to eliminate reduced sales of the unconsolidated entities. Net Corporate earnings increased $2.1 billion in the second fiscal quarter and $1.9 billion fiscal year to date primarily due to the net after tax goodwill and intangible asset impairment charges of $1.5 billion in the prior year, along with the net after tax holding gain in the current year related to the buyout of our Iberian joint venture partner. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

Productivity and Cost Savings Plan

In February and November 2012, the Company made announcements related to a productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads.   The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.

As part of this plan, the Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately 50% of the costs are expected to be incurred by the end of fiscal 2013 and the remainder in fiscal years 2014 through 2016. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the costs are expected to deliver in excess of $2 billion in before-tax annual savings.  The before tax savings in the current year are expected to be approximately $700 million - $1 billion.

Restructuring accruals of $411 million as of December 31, 2012, are classified as current liabilities.  Approximately 85% of the restructuring charges incurred during fiscal 2013 either have been or will be settled with cash.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges will be funded by and included within Corporate for segment reporting.

Refer to Note 8 in our Consolidated Financial Statements for more details on the restructuring program.

FINANCIAL CONDITION

Operating Activities

We generated $6.6 billion of cash from operating activities for the fiscal year to date, an increase of $1.1 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, stock based compensation, deferred income taxes, and gain on sale of businesses), generated $7.6 billion of operating cash flow. This was partially offset by working capital increases. On a year-to-date basis, the net of accounts receivable, inventory, and accounts payable, accrued and other liabilities consumed $1.5 billion of cash. Accounts receivable used $914 million of cash primarily due to increased sales later in the quarter. Inventory consumed $324 million of cash, mainly to support product initiatives. Accounts payable, accrued and other liabilities consumed $288 million of cash due to the payment of prior-year accruals, partially offset by the accrual of marketing expenses.
Investing Activities

Cash used for investing activities was $2.4 billion for the fiscal year to date, an increase of $888 million versus the prior year period. Capital expenditures consumed $1.5 billion or 3.6% of net sales, as compared to $1.8 billion in the prior year period. Net acquisitions and divestitures consumed $649 million mainly due to the buyout of our Baby Care and Feminine Care Iberian joint venture partner, partially offset by the sale of the household appliances business and Italy bleach business.

Financing Activities

Our financing activities consumed net cash of $2.1 billion. We used $4.0 billion for treasury stock purchases and $3.2 billion for dividends and partially funded these cash outlays through a $3.5 billion net increase in debt. Cash consumed by financing activities decreased $230 million versus the prior year period primarily due to an increase in net debt and increased proceeds from the exercise of stock options, partially offset by an increase in treasury stock purchases.

As of December 31, 2012, our current liabilities exceeded current assets by $629 million. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the three and six months ended December 31, 2012:

October - December 2012	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	1%	1%	1%	3%
Grooming	(4)%	3%	3%	2%
Health Care	3%	2%	(1)%	4%
Fabric Care and Home Care	3%	—%	—%	3%
Baby Care and Family Care	4%	1%	—%	5%
Total P&G	2%	1%	—%	3%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

July - December 2012	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(3)%	3%	1%	1%
Grooming	(6)%	5%	3%	2%
Health Care	(1)%	4%	—%	3%
Fabric Care and Home Care	—%	3%	—%	3%
Baby Care and Family Care	1%	3%	—%	4%
Total P&G	(1)%	3%	—%	2%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS. This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year and prior year charges related to incremental restructuring charges due to increased focus on productivity and cost savings, current and prior year charges related to pending European legal matters, the current year holding gain on the buy-out of our Iberian joint venture partner and the prior year impairment charges related to our Appliances and Salon Professional businesses. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

Three months ended December 31	2012	2011
Diluted Net Earnings Per Share - Continuing Operations	$1.39	$0.56
Gain on buyout of Iberian JV	(0.21)	—
Impairment Charges	—	0.50
Incremental Restructuring Charges	0.05	0.01
Charges for Pending European Legal Matters	—	0.02
Rounding	(0.01)	—
CORE EPS	$1.22	$1.09
Core EPS Growth	12%

Six months ended December 31	2012	2011
Diluted Net Earnings Per Share - Continuing Operations	$2.35	$1.57
Gain on buyout of Iberian JV	(0.21)	—
Impairment Charges	—	0.50
Incremental Restructuring Charges	0.13	0.01
Charges for Pending European Legal Matters	0.01	0.02
CORE EPS	$2.28	$2.10
Core EPS Growth	9%

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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Dec ‘12	$6,619	$(1,529)	5,090	$6,929	73%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has antitrust matters at various stages of the regulatory process in various countries, including Belgium, France, Germany and Greece. Other countries have issued decisions, some of which are on appeal. All of these matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust violations often continue for several years and, if violations are found, can result in substantial fines. No non-monetary sanctions are being sought in these matters.

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
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-Q, the Annual Report on Form 10-K, other quarterly reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become out of date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events, or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.
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
We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 7 to our Consolidated Financial Statements, Risk Management Activities and Fair Value Measurements.
We face risks related to changes in the global and political economic environment, including the global capital and credit markets.
Our business is impacted by global economic conditions, which have recently been volatile. Our products are sold in more than 180 countries around the world. If the global economy experiences significant disruptions, our business could be negatively impacted by reduced demand for our products related to: a slow-down in the general economy; supplier, vendor or customer disruptions resulting from tighter credit markets; and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets. Any downgrade of our current credit ratings by a credit rating agency could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us.
We could also be negatively impacted by political issues or crises in individual countries or regions, including sovereign risk related to a deterioration in the credit worthiness or a default by local governments. For example, we could be adversely impacted by continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the debt ceiling debate in the United States.
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
The Company's reputation is the foundation of our relationships with key stakeholders and other constituencies, such as customers and suppliers. In addition, many of our brands have worldwide recognition. This recognition is the result of the large investments we have made in our products over many years. The quality and safety of our products is critical to our business. Our Company also devotes significant time and resources to programs designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy, or similar matters, these issues could negatively impact sentiments toward the Company or our products, our ability to operate freely could be impaired, and our financial results could suffer. Our financial success is directly dependent on the success of our brands, and the success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to a significant product recall, product-related litigation, allegations of product tampering, or the distribution and sale of counterfeit products. In addition, given the association of our individual products with the Company, an issue with one of our products could negatively affect the reputation of our other products, or the Company as a whole, thereby potentially hurting results.
Our ability to successfully manage ongoing organizational change could impact our business results.
We have executed a number of significant business and organizational changes including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including retention of particularly key employees, is critical to our business success. Further, ongoing business and organizational changes are likely to result in more reliance on third parties for various services, and that reliance may increase reputational, operational, and compliance risks, including the risk of corruption. We are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3)
10/1/2012 - 10/31/2012	7,279,685	$68.68	7,279,685
11/1/2012 - 11/30/2012	3,631,398	$68.83	3,631,398	See Note 3
12/1/2012 - 12/31/2012	9,285,360	$70.01	9,285,360

(1)
The total number of shares purchased was 20,196,443 for the quarter. All transactions were made in the open market or pursuant to prepaid forward agreements with large financial institutions. Under these agreements, the Company prepays large financial institutions to deliver shares at future dates in exchange for a discount. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On January 25, 2013, the Company stated that fiscal year 2012-13 share repurchases to reduce Company shares outstanding are estimated to be $5 billion to $6 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt.

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

10-1
The Procter & Gamble 2009 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011) and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Plan The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgian version), The Gillette Company 2004 Long-Term Incentive Plan, and The Gillette Company 1971 Stock Option Plan.*

10-2	The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional Terms and Conditions*

10-3	Company's Forms of Separation Agreement and Release*

10-4	Short Term Achievement Reward Program - Related Correspondence and Terms and Conditions*

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

January 25, 2013	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1
The Procter & Gamble 2009 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011) and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgian version), The Gillette Company 2004 Long-Term Incentive Plan, and The Gillette Company 1971 Stock Option Plan.

10-2	The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional Terms and Conditions.

10-3	Company's Forms of Separation Agreement and Release

10-4	Short Term Achievement Reward Program - Related Correspondence and Terms and Conditions

11	Computation of Earnings per Share.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.