Form 10-Q
period 2013-03-31
PROCTER & GAMBLE Co
filed 2013-04-24
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Yes ☐     No ☑

There were 2,740,773,339 shares of Common Stock outstanding as of March 31, 2013.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.
The Consolidated Statements of Earnings and of Comprehensive Income of The Procter & Gamble Company and subsidiaries (the “Company,” "Procter & Gamble," “we” or “our”) for the three months and nine months ended March 31, 2013 and 2012, the Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012, and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 follow. In the opinion of management, these unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2013	2012	2013	2012
Net Sales	$20,598	$20,194	$63,512	$63,468
Cost of products sold	10,344	10,237	31,574	31,894
Selling, general and administrative expense	6,849	6,636	20,090	19,769
Goodwill and Intangibles impairment charges	—	22	—	1,576
Operating Income	3,405	3,299	11,848	10,229
Interest expense	163	179	504	587
Other non-operating income	46	67	988	238
Earnings From Continuing Operations Before Income Taxes	3,288	3,187	12,332	9,880
Income taxes on continuing operations	697	754	2,812	2,776
Net Earnings from Continuing Operations	2,591	2,433	9,520	7,104
Net Earnings from Discontinued Operations	—	34	—	133
Net Earnings	2,591	2,467	9,520	7,237
Less: Net earnings attributable to noncontrolling interests	25	56	83	112
Net Earnings Attributable to Procter & Gamble	$2,566	$2,411	$9,437	$7,125

Basic Net Earnings per Common Share (1)
Earnings from continuing operations	$0.92	$0.84	$3.38	$2.47
Earnings from discontinued operations	—	0.01	—	0.05
Basic Net Earnings per Common Share	0.92	0.85	3.38	2.52
Diluted Net Earnings per Common Share (1)
Earnings from continuing operations	0.88	0.81	3.22	2.37
Earnings from discontinued operations	—	0.01	—	0.05
Diluted Net Earnings per Common Share	0.88	0.82	3.22	2.42
Dividends	$0.562	$0.525	$1.686	$1.575
Diluted Weighted Average Common Shares Outstanding	2,930.7	2,937.8	2,927.6	2,944.9
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2013	2012	2013	2012
NET EARNINGS	$2,591	$2,467	$9,520	$7,237
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Financial statement translation	(1,143)	1,378	604	(3,694)
Hedges	358	(60)	212	502
Investment securities	8	3	9	(3)
Defined benefit retirement plans	189	(10)	226	186
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(588)	1,311	1,051	(3,009)
TOTAL COMPREHENSIVE INCOME	2,003	3,778	10,571	4,228
LESS TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18	60	87	107
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$1,985	$3,718	$10,484	$4,121

See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2013	June 30, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$5,876	$4,436
Accounts receivable			6,669	6,068
Inventories
Materials and supplies			1,777	1,740
Work in process			721	685
Finished goods			4,742	4,296
Total inventories			7,240	6,721
Deferred income taxes			937	1,001
Prepaid expenses and other current assets			3,576	3,684
TOTAL CURRENT ASSETS			24,298	21,910
PROPERTY, PLANT AND EQUIPMENT
Buildings			7,661	7,324
Machinery and equipment			33,810	32,029
Land			878	880
Total property, plant and equipment			42,349	40,233
Accumulated depreciation			(21,158)	(19,856)
NET PROPERTY, PLANT AND EQUIPMENT			21,191	20,377
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill			55,067	53,773
Trademarks and other intangible assets, net			31,739	30,988
NET GOODWILL AND OTHER INTANGIBLE ASSETS			86,806	84,761
OTHER NONCURRENT ASSETS			6,836	5,196
TOTAL ASSETS			$139,131	$132,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,422	$7,920
Accrued and other liabilities			8,892	8,289
Debt due within one year			11,098	8,698
TOTAL CURRENT LIABILITIES			27,412	24,907
LONG-TERM DEBT			21,125	21,080
DEFERRED INCOME TAXES			10,725	10,132
OTHER NONCURRENT LIABILITIES			11,916	12,090
TOTAL LIABILITIES			71,178	68,209
SHAREHOLDERS’ EQUITY
Preferred stock			1,143	1,195
Common stock – shares issued –	March 2013	4,009.0
	June 2012	4,008.4	4,009	4,008
Additional paid-in capital			63,358	63,181
Reserve for ESOP debt retirement			(1,351)	(1,357)
Accumulated other comprehensive income (loss)			(8,282)	(9,333)
Treasury stock			(71,644)	(69,604)
Retained earnings			80,035	75,349
Noncontrolling interest			685	596
TOTAL SHAREHOLDERS’ EQUITY			67,953	64,035
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$139,131	$132,244
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,436	$2,768
OPERATING ACTIVITIES
Net earnings	9,520	7,237
Depreciation and amortization	2,188	2,427
Share-based compensation expense	250	277
Deferred income taxes	75	(5)
Gain on purchase/sale of businesses	(906)	(201)
Goodwill and indefinite lived intangibles impairment charges	—	1,576
Changes in:
Accounts receivable	(504)	(347)
Inventories	(492)	(287)
Accounts payable, accrued and other liabilities	(84)	(1,558)
Other operating assets and liabilities	483	131
Other	(49)	61
TOTAL OPERATING ACTIVITIES	10,481	9,311
INVESTING ACTIVITIES
Capital expenditures	(2,426)	(2,663)
Proceeds from asset sales	559	290
Acquisitions, net of cash acquired	(1,148)	(4)
Purchases of available-for-sale investment securities	(1,504)	—
Change in other investments	(156)	90
TOTAL INVESTING ACTIVITIES	(4,675)	(2,287)
FINANCING ACTIVITIES
Dividends to shareholders	(4,797)	(4,521)
Change in short-term debt	4,152	(122)
Additions to long-term debt	2,253	3,985
Reductions of long-term debt	(3,749)	(2,514)
Treasury stock purchases	(4,985)	(4,023)
Impact of stock options and other	2,730	1,439
TOTAL FINANCING ACTIVITIES	(4,396)	(5,756)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	30	(45)
CHANGE IN CASH AND CASH EQUIVALENTS	1,440	1,223
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,876	$3,991
See accompanying Notes to Consolidated Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The results of operations for the three-month and nine-month periods ended March 31, 2013 are not necessarily indicative of annual results.

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

During the current quarter, the Company adopted ASU 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). This guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. We chose to present the requirements in the notes to the financial statements (See Note 8). The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3. Segment Information

Following is a summary of segment results.

		Three Months Ended March 31			Nine Months Ended March 31
Amounts in millions		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty	2013	$4,763	$692	$535	$15,106	$2,682	$2,070
	2012	4,844	710	523	15,512	2,652	2,008
Grooming	2013	1,931	593	444	6,057	1,922	1,428
	2012	1,962	530	398	6,332	1,861	1,401
Health Care	2013	3,274	731	493	9,714	2,222	1,512
	2012	3,018	638	411	9,492	2,222	1,490
Fabric Care and Home Care	2013	6,587	1,087	693	20,711	3,836	2,502
	2012	6,595	1,161	716	20,703	3,643	2,280
Baby Care and Family Care	2013	4,277	939	608	12,598	2,693	1,731
	2012	4,153	903	573	12,394	2,511	1,583
Corporate	2013	(234)	(754)	(182)	(674)	(1,023)	277
	2012	(378)	(755)	(188)	(965)	(3,009)	(1,658)
Total	2013	$20,598	$3,288	$2,591	$63,512	$12,332	$9,520
	2012	20,194	3,187	2,433	63,468	9,880	7,104

4. Goodwill and Other Intangible Assets

Goodwill as of March 31, 2013, is allocated by reportable segment as follows (amounts in millions):

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at June 30, 2012	$16,429	$20,680	$8,339	$6,557	$1,459	$309	$53,773
Acquisitions and divestitures	(29)	(38)	638	(10)	460	—	1,021
Translation and other	101	100	35	19	18	—	273
GOODWILL at March 31, 2013	$16,501	$20,742	$9,012	$6,566	$1,937	$309	$55,067

In October 2012, the Company acquired our partner's interest in a joint venture in Iberia that operates in our Baby Care and Family Care and Health Care reportable segments.  The acquisition price for the partner's interest was $1.1 billion and the transaction was accounted for as a business combination.  The total enterprise value of $1.9 billion was allocated primarily to indefinite-lived intangible assets of $0.2 billion, defined-life intangible assets of $0.9 billion and goodwill of $1.1 billion. These were offset somewhat by $0.3 billion of deferred tax liabilities on the intangibles. The Company recognized a $0.6 billion holding gain on its previously held investment, which was included in other non-operating income, net in the Consolidated Statement of Earnings for the quarter ended December 31, 2012.  Goodwill also increased from June 30, 2012 due to currency translation across all reportable segments.

Identifiable intangible assets as of March 31, 2013, are comprised of (amounts in millions):

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets with determinable lives	$9,955	$5,066
Intangible assets with indefinite lives	26,850	—
Total identifiable intangible assets	$36,805	$5,066

Amortizable intangible assets consist principally of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands.

The amortization of intangible assets for the three months ended March 31, 2013 and 2012 was $136 million and $122 million, respectively. For the nine months ended March 31, 2013 and 2012, the amortization of intangibles was $389 million and $373 million, respectively.

5. Share-Based Compensation

Pursuant to applicable accounting guidance for share-based payments, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

Total share-based compensation for the three months and nine months ended March 31, 2013 and 2012 are summarized in the following table (amounts in millions):

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Share-Based Compensation
Stock options	$66	$86	$183	$224
Other share-based awards	30	23	67	53
Total share-based compensation	$96	$109	$250	$277

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits

The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31		Three Months Ended March 31
Amounts in millions	2013	2012	2013	2012
Service cost	$76	$62	$48	$35
Interest cost	140	149	65	69
Expected return on plan assets	(146)	(140)	(95)	(109)
Amortization of deferred amounts	4	6	(5)	(5)
Recognized net actuarial loss	55	25	49	25
Settlement loss	2	—	—	—
Gross benefit cost	131	102	62	15
Dividends on ESOP preferred stock	—	—	(17)	(19)
Net periodic benefit cost (credit)	$131	$102	$45	$(4)

	Pension Benefits		Other Retiree Benefits
	Nine Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2013	2012	2013	2012
Service cost	$226	$192	$143	$106
Interest cost	421	458	195	207
Expected return on plan assets	(442)	(428)	(286)	(325)
Amortization of deferred amounts	13	17	(15)	(15)
Recognized net actuarial loss	161	77	149	74
Curtailment loss	2	—	—	—
Settlement loss	2	—	—	—
Gross benefit cost	383	316	186	47
Dividends on ESOP preferred stock	—	—	(52)	(56)
Net periodic benefit cost (credit)	$383	$316	$134	$(9)

For the year ending June 30, 2013, the expected return on plan assets is 7.4% and 8.3% for pensions and other retiree benefit plans, respectively. The return for pension plans is the same as prior year and the return for other retiree benefit plans was reduced from 9.2% in the prior year.

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

The following table sets forth the Company’s financial assets and liabilities as of March 31, 2013 and June 30, 2012 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Amounts in millions	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012
Assets recorded at fair value:
Investments:
U.S. government securities	$—	$—	$1,509	$—	$—	$—	$1,509	$—
Other investments	14	9	—	—	25	24	39	33
Derivatives relating to:
Foreign currency hedges	—	—	140	—	—	—	140	—
Other foreign currency instruments (1)	—	—	35	86	—	—	35	86
Interest rates	—	—	260	298	—	—	260	298
Net investment hedges	—	—	251	32	—	—	251	32
Commodities	—	—	—	3	—	—	—	3
Total assets recorded at fair value (2)	14	9	2,195	419	25	24	2,234	452
Liabilities recorded at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	—	142	—	—	—	142
Other foreign currency instruments (1)	—	—	90	23	—	—	90	23
Net investment hedges	—	—	—	19	—	—	—	19
Commodities	—	—	1	2	—	—	1	2
Liabilities recorded at fair value (3)	—	—	91	186	—	—	91	186
Liabilities not recorded at fair value:
Long-term debt instruments (4)	23,246	25,829	3,045	2,119	—	—	26,291	27,948
Total liabilities recorded and not recorded at fair value	$23,246	$25,829	$3,136	$2,305	$—	$—	$26,382	$28,134

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)
Investment securities and all derivative assets are presented in prepaid expenses and other current assets and other noncurrent assets. The amortized cost of the U.S. government securities was $1,504 and $0 as of March 31, 2013 and June 30, 2012, respectively. All U.S. government securities have contractual maturities between one and five years.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($2,513 and $4,095 as of March 31, 2013 and June 30, 2012, respectively) of debt instruments. Long term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During the three months ended September 30, 2012, the Company transferred long-term debt instruments with a fair value of $455 million from Level 1 to Level 2. The transferred instruments represent the Company's investment in industrial development bonds which are infrequently traded in an observable market. There were no additional transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented and there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended March 31, 2013.

Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of March 31, 2013 was $47 million. The Company has never been required to post any collateral as a result of these contractual features.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2013 and June 30, 2012 are as follows:

	Notional Amount		Fair Value Asset (Liability)
Amounts in Millions	March 31, 2013	June 30, 2012	March 31, 2013	June 30, 2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$—
Foreign currency contracts	951	831	140	(142)
Total	951	831	140	(142)
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	9,057	10,747	260	298
Derivatives in Net Investment Hedging Relationships
Net investment hedges	1,688	1,768	251	13
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	9,204	13,210	(55)	63
Commodity contracts	24	125	(1)	1
Total	$9,228	$13,335	$(56)	$64

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
Amounts in Millions	March 31, 2013	June 30, 2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$8	$11
Foreign currency contracts	26	22
Total	$34	$33
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$156	$6

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the nine months ended March 31, 2013 and 2012, was not material. During the next 12 months, the amount of the March 31, 2013 accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2013 and 2012 are as follows:

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended March 31		Nine Months Ended March 31
Amounts in Millions	2013	2012	2013		2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$2	$5		$5
Foreign currency contracts	82	60	170		33
Commodity contracts	—	2	—		3
Total	$84	$64	$175		$41

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended March 31		Nine Months Ended March 31
Amounts in Millions	2013	2012	2013		2012
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(64)	$(19)	$(39)		$93
Debt	64	17	43		(97)
Total	—	(2)	4	`	(4)
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	—	9	(1)		1
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	(209)	168	17		(823)
Commodity contracts	—	2	—		1
Total	$(209)	$170	$17		$(822)

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

8. Accumulated Other Comprehensive Income / (Loss)

The tables below present the changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss).

Amounts in millions
Changes in Accumulated Other Comprehensive Income / (Loss) by Component (1)

	Hedges	Investment Securities	Defined Benefit Retirement Plans	Financial Statement Translation	Total
Balance at June 30, 2012	$(3,673)	$(3)	$(5,300)	$(357)	$(9,333)
OCI before reclassifications (2)	385	9	16	604	1,014
Amounts reclassified out of AOCI	(173)	—	210	—	37
Net current-period OCI	212	9	226	604	1,051
Balance at March 31, 2013	$(3,461)	$6	$(5,074)	$247	$(8,282)

(1) All amounts are net of tax
(2) Net of tax of $127, $2 and $8 for hedges, investment securities, and defined benefit retirement plans, respectively.

Amounts in millions
Reclassifications out of Accumulated Other Comprehensive Income
	Three Months Ended March 31	Nine Months Ended March 31
	2013	2013
Gains and (losses) on hedges
Interest rate contracts (3)	$2	$5
Foreign exchange contracts (4)	82	170
Total before tax	84	175
Tax (expense) / benefit	(1)	(2)
Net of tax	83	173

Defined benefit retirement plan items
Amortization of deferred amounts (5)	1	2
Recognized net actuarial gains/(losses) (5)	(104)	(310)
Curtailments and settlements (5)	(2)	(4)
Total before tax	(105)	(312)
Tax (expense) / benefit	31	102
Net of tax	(74)	(210)
Total reclassifications, net of tax	$9	$(37)

(3) Reclassified from accumulated other comprehensive income into interest expense.
(4) Reclassified from accumulated other comprehensive income into selling, general, and administrative expense and interest expense.
(5) Reclassified from accumulated other comprehensive income into costs of products sold and selling, general, and administrative expense. These components are included in the computation of net periodic pension cost (see Note 6, Postretirement Benefits for additional details).

9. Restructuring Program
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

The restructuring program is being executed across the Company's centralized organization as well as across virtually all of its Market Development Organizations (MDO) and Global Business Units (GBU). The restructuring program plans included an initial net reduction in non-manufacturing overhead personnel of approximately 5,700 by the end of fiscal 2013, which the company surpassed during the quarter ended March 31, 2013. The restructuring program includes plans for a further non-manufacturing overhead personnel reduction of approximately 2% - 4% annually from fiscal 2014 through fiscal 2016. This is being done via the elimination of duplicate work, simplification through the use of technology, and the optimization of the various functional organizations, the number of business units and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.

Restructuring costs incurred consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company is also incurring other types of costs as outlined below. For the three-and nine-month periods ended March 31, 2013, the Company incurred charges of $180 million and $772 million, respectively. For the three-and nine-month periods ended March 31, 2013, approximately $110 million and $510 million of these charges were recorded in selling, general and administrative expense, respectively. The remainder is included in cost of products sold. Since the inception of this restructuring program, the Company has incurred charges of $1.8 billion. Approximately $1 billion of these charges were related to separations, $448 million were asset-related, and $358 million were related to other restructuring-type costs.

The following table presents restructuring activity for the nine months ended March 31, 2013:

				For the Nine Months Ended March 31, 2013
Amounts in millions	Accrual Balance June 30, 2012	Charges Previously Reported (Six Months Ended December 31, 2012)	Charges for the Three Months Ended March 31, 2013	Cash Spent	Charges Against Assets	Accrual Balance March 31, 2013
Separations	$316	$423	$100	$519	$—	$320
Asset-Related Costs	—	42	28		70	—
Other Costs	27	127	52	190		16
Total	$343	$592	$180	$709	$70	$336
Separation Costs
Employee separation charges for the three-and nine-month periods ended March 31, 2013, relate to severance packages for approximately 690 employees and 3,140 employees, respectively. Separations related to non-manufacturing overhead personnel were approximately 170 and 2,220 for the three and nine months ended March 31, 2013, respectively; these separations occurred primarily in North America and Western Europe. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 6,440 employees, of which approximately 4,470 are non-manufacturing overhead personnel.

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

Amounts in millions	Three Months Ended March 31	Nine Months Ended March 31
Beauty	$17	$106
Grooming	10	46
Health Care	27	45
Fabric & Home Care	30	100
Baby Care and Family Care	22	65
Corporate (1)	74	410
Total Company	$180	$772

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

Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $15 million has been paid as of March 31, 2013. Many of those are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $48 million as of March 31, 2013. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively. The remaining authorities' investigations are in various stages of the regulatory process. For these other remaining competition law matters, we cannot reasonably estimate any additional fines to which the Company may be subject as a result of the investigations. We will continue to monitor developments for all of these investigations and will record additional charges as appropriate.

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

11. Discontinued Operations

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
The Snacks business had historically been part of the Company’s Snacks & Pet Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Snacks business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, as a result of this transaction, the Pet Care business is included in the Fabric Care and Home Care segment.
Following is selected financial information included in net earnings from discontinued operations for the Snacks business:

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2013	2012	2013	2012
Net sales	$—	$350	$—	$1,128
Earnings from discontinued operations before income taxes	—	56	—	199
Income tax expense	—	22	—	66
Net earnings from discontinued operations	$—	$34	$—	$133

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

The purpose of this Management Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three and Nine Months Ended March 31, 2013

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2013

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended March 31, 2013 (excludes net sales and net earnings in Corporate):

	Three Months Ended March 31
	Net Sales	Net Earnings
Beauty	23%	19%
Grooming	9%	16%
Health Care	16%	18%
Fabric Care and Home Care	32%	25%
Baby Care and Family Care	20%	22%
Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the nine months ended March 31, 2013 (excludes net sales and net earnings in Corporate):

	Nine Months Ended March 31
	Net Sales	Net Earnings
Beauty	24%	22%
Grooming	9%	16%
Health Care	15%	16%
Fabric Care and Home Care	32%	27%
Baby Care and Family Care	20%	19%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2013 versus the nine months ended March 31, 2012:

•	Net sales were consistent with the prior year at $63.5 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 2%.

•	Unit volume increased 1%. Volume grew low single digits for Baby Care and Family Care, Fabric Care and Home Care, and Health Care, and declined low single digits for Beauty and Grooming.

•
Net earnings attributable to Procter & Gamble were $9.4 billion, an increase of $2.3 billion, or 32% versus the prior year period. This net earnings balance increased $1.8 billion or 25% due to non-core items, primarily including a $623 million after tax current period holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia and a prior year $1.5 billion after tax non-cash goodwill and intangible assets impairment charge associated with the Appliances and Salon Professional businesses, partially offset by a $236 million after tax current period charge from the balance sheet impact of a devaluation of the official foreign exchange rate in Venezuela.

•
Diluted net earnings per share from continuing operations increased 36% to $3.22. Diluted net earnings per share increased 33% to $3.22. The prior year net earnings per share included $0.05 per share from discontinued operations related to our divested Snacks business.

•	Core net earnings per share increased 8% to $3.27.

•
Operating cash flow for the fiscal year to date increased 13% to $10.5 billion. Free cash flow, which is operating cash flow less capital expenditures, was $8.1 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 85%.

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
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as through consistent productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange, import authorization and pricing controls, such as Venezuela, China, India, and Argentina. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
Global Economic Conditions. Demand for our products has a correlation to global macroeconomic factors. The current macroeconomic factors remain dynamic. Economic changes, terrorist activity, political unrest and natural disasters may result in business interruption, inflation, deflation, lack of market growth or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets. We could also be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of a deterioration in the credit worthiness of or a default by local governments, resulting in a disruption of credit markets. Such events could negatively impact our ability to collect receipts due from governments, including refunds of value added taxes, create significant credit risks relative to our local customers and depository institutions, and/or negatively impact our overall liquidity.
Regulatory Environment. Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and taxation requirements. Our ability to manage regulatory, tax and legal matters (including, but not limited to, product liability, patent, intellectual property, competition law matters and tax policy) and to resolve pending legal matters within current estimates may impact our results.
For more information on risks that could impact our results, refer to Part II, Item 1A "Risk Factors" in this Form 10-Q.

RESULTS OF OPERATIONS – Three Months Ended March 31, 2013
The following discussion provides a review of results for the three months ended March 31, 2013 versus the three months ended March 31, 2012.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended March 31
	2013	2012	% CHG
NET SALES	$20,598	$20,194	2%
COST OF PRODUCTS SOLD	10,344	10,237	1%
GROSS PROFIT	10,254	9,957	3%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	6,849	6,636	3%
GOODWILL AND INTANGIBLES IMPAIRMENT CHARGES	—	22	(100)%
OPERATING INCOME	3,405	3,299	3%
TOTAL INTEREST EXPENSE	163	179	(9)%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	46	67	(31)%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,288	3,187	3%
INCOME TAXES ON CONTINUING OPERATIONS	697	754	(8)%
NET EARNINGS FROM CONTINUING OPERATIONS	2,591	2,433	6%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	34	(100)%
NET EARNINGS	2,591	2,467	5%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	25	56	(55)%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,566	$2,411	6%
EFFECTIVE TAX RATE ON CONTINUING OPERATIONS	21.2%	23.7%

BASIC NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$0.92	$0.84	10%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.01	(100)%
BASIC NET EARNINGS PER COMMON SHARE	0.92	0.85	8%
DILUTED NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$0.88	$0.81	9%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.01	(100)%
DILUTED NET EARNINGS PER COMMON SHARE	$0.88	$0.82	7%
DIVIDENDS PER COMMON SHARE	$0.562	$0.525	7%
AVERAGE DILUTED SHARES OUTSTANDING	2,930.7	2,937.8
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.8%	49.3%	50
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	33.3%	32.9%	40
OPERATING MARGIN	16.5%	16.3%	20
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16.0%	15.8%	20
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	12.5%	11.9%	60

Net Sales

Net sales increased 2% to $20.6 billion for the third quarter on a 2% increase in unit volume versus the prior year period. Health Care grew volume mid-single digits. Baby Care and Family Care and Fabric Care and Home Care volume grew low single digits. Beauty and Grooming volume decreased low single digits. Volume was in line with the prior year period in developed regions and grew mid single digits in developing regions. Price increases added 1% to net sales, primarily executed in prior periods to offset cost increases and devaluing developing market currencies. Unfavorable foreign exchange reduced net sales by 1%. Organic sales grew 3% driven by the unit volume increase and price increases.

	Net Sales Change Drivers 2013 vs. 2012 (Three Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	-1%	-1%	-1%	1%	-1%	0%	-2%
Grooming	-2%	0%	-1%	3%	-1%	-1%	-2%
Health Care	5%	5%	-1%	1%	2%	1%	8%
Fabric Care and Home Care	3%	3%	-1%	0%	-2%	0%	0%
Baby Care and Family Care	2%	2%	-1%	2%	0%	0%	3%
TOTAL COMPANY	2%	2%	-1%	1%	0%	0%	2%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin expanded 50 basis points to 49.8% of net sales for the quarter. The increase in gross margin was driven by a 50 basis point impact from higher pricing and approximately 170 basis point impact from manufacturing cost savings. Gross margin also improved by 30 basis points from a decrease in restructuring spending and by 30 basis points from volume leverage due to the increase in unit volume. Gross margin was negatively impacted by 120 basis points from negative product and geographic mix, behind disproportionate growth in mid-tier products and developing regions, which have lower gross margins than the Company average. Gross margin was also negatively impacted by 70 basis points from innovation and new production capacity start-up costs and by 40 basis points from a combination of foreign exchange and higher commodity costs.

Total selling, general and administrative expenses (SG&A) increased 3% to $6.8 billion, primarily behind an increase in marketing spending and a charge from the balance sheet impact of the devaluation of the official foreign exchange rate in Venezuela (See Foreign Currency Translation - Venezuela Impacts, below). These increases were partially offset by a reduction in restructuring spending and reduced overhead costs as the result of the productivity and cost savings plan. SG&A as a percentage of net sales increased 40 basis points to 33.3% primarily due to the impact of the Venezuela devaluation charge.

Non-Operating Costs

Interest expense was $163 million for the quarter, down $16 million versus the prior year period due to lower interest rates on floating rate debt, partially offset by an increase in debt outstanding. Other non-operating income/(expense) decreased $21 million to $46 million.

Income Taxes

The effective tax rate on continuing operations decreased 250 basis points to 21.2%. The current year decline resulted primarily from an 110 basis point tax reduction from the Venezuela currency devaluation and a 150 basis point reduction from reflecting the fiscal year to date impact of the U.S. corporate tax law changes made in early January in the quarter.

Net Earnings

Net earnings from continuing operations increased $158 million or 6% to $2.6 billion for the quarter. The increase was due to the increase in net sales, the 50 basis point gross margin expansion in the current year and the reduction in the effective tax rate, partially offset by the increase in SG&A. Diluted net earnings per share from continuing operations increased 9% to $0.88. Earnings per share grew more than net earnings due to the impact of noncontrolling interests. Diluted net earnings per share from discontinued operations was $0.01 in the prior year period (zero in the current period) from earnings of the divested snacks business. Core net earnings per share increased 5% to $0.99. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the current period charge from the impact of the Venezuela devaluation, incremental restructuring charges in both periods related to our productivity and cost savings plan, and prior year charges for impairments and European legal matters.

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
The Venezuelan government has established one official exchange rate for qualifying dividends, and imported goods and services. That rate was equal to 4.3 Bolivares Fuertes to one U.S. dollar through February 12, 2013. Effective February 13, 2013, the Venezuelan government devalued its currency relative to the U.S. dollar from 4.3 to 6.3. Transactions at the official exchange rate are subject to CADIVI (Venezuela government's Foreign Exchange Administrative Commission). Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the official rate, which is also expected to be applicable to dividend repatriations.
The remeasurement of our local balance sheets in the third fiscal quarter to reflect the impact of the devaluation resulted in an after tax charge of $236 million ($0.08 per share). There will also be an ongoing impact related to measuring our income statement at the new exchange rates. Moving from the 4.3 rate to 6.3 will reduce future total company reported sales by less than 1% on a going basis.  This does not impact our organic sales growth rate, which excludes the impact of foreign currency changes. Versus our existing business plans, the exchange rate change reduced our reported earnings per share by approximately $0.01 in the third fiscal quarter and is expected to reduce fourth quarter results by about $0.02 per share.
In addition to the official exchange rate, there had been a parallel exchange market that was controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. This was executed at the SITME rate which was approximately 5.3 through February 12, 2013. The notional amount of transactions that ran through this foreign exchange rate for nonessential goods was restrictive, which for us essentially eliminated our ability to access any foreign exchange rate other than the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. When the government devalued its currency in February, 2013, it also eliminated the parallel SITME exchange market. In March, 2013, the Venezuelan government announced the establishment of a new currency exchange market that will also be administered by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. This will be referred to as the SICAD rate and be executed through an auction process. As of March 31, 2013, there had been one SICAD auction executed but there is no official information available on the details or planned frequency of the auction process or the underlying auction rates.
As of March 31, 2013, we had net monetary assets denominated in local currency of $957 million. Local currency balances increased approximately 20% since June 30, 2012 due to a slow-down by the government in the exchange of funds requested by us through CADIVI and an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments. This local currency increase was offset by the impacts of the February 2013 devaluation. Prior to the February 2013 devaluation, a portion of our net monetary assets denominated in local currency ($333 million as of December 31, 2012) was remeasured using the SITME rate because we planned to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The remaining net monetary asset balances had been reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. However, as noted in the preceding paragraph, the parallel SITME market was eliminated at the time of the February 2013 devaluation, and there is no information available on the details or planned frequency of the SICAD mechanism. Accordingly, all of our net monetary assets are measured at the official 6.3 exchange rate at March 31, 2013.
Finally, the Venezuelan government enacted a price control law during the second half of fiscal 2012 that negatively impacted the net selling prices of certain products sold in Venezuela. Fiscal year to date, the impact of this law was not significant.
Depending on the ultimate transparency and liquidity of the SICAD market, it is possible that we may remeasure a portion of our net monetary balances (the amount of the net assets needed to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars-$313 million as of March 31, 2013) at the SICAD rate. This would result in an additional devaluation charge. Over time, we intend to restore the sales and profit to levels achieved prior to the devaluation. However, our ability to do so will be impacted by several factors. These include the Company's ability to mitigate the effect of the recently enacted price controls, any potential future devaluation, any further Venezuelan government price or exchange controls, economic conditions, and the availability of raw materials and utilities. In addition, depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official and parallel exchange rates.

.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2013
The following discussion provides a review of results for the nine months ended March 31, 2013 versus the nine months ended March 31, 2012.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Nine Months Ended March 31
	2013	2012	% CHG
NET SALES	$63,512	$63,468	—%
COST OF PRODUCTS SOLD	31,574	31,894	(1)%
GROSS PROFIT	31,938	31,574	1%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	20,090	19,769	2%
GOODWILL AND INTANGIBLES IMPAIRMENT CHARGES	—	1,576	(100)%
OPERATING INCOME	11,848	10,229	16%
TOTAL INTEREST EXPENSE	504	587	(14)%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	988	238	315%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,332	9,880	25%
INCOME TAXES ON CONTINUING OPERATIONS	2,812	2,776	1%
NET EARNINGS FROM CONTINUING OPERATIONS	9,520	7,104	34%
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	133	(100)%
NET EARNINGS	9,520	7,237	32%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	83	112	(26)%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$9,437	$7,125	32%
EFFECTIVE TAX RATE ON CONTINUING OPERATIONS	22.8%	28.1%

BASIC NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$3.38	$2.47	37%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.05	(100)%
BASIC NET EARNINGS PER COMMON SHARE	3.38	2.52	34%
DILUTED NET EARNINGS PER COMMON SHARE (1):
EARNINGS FROM CONTINUING OPERATIONS	$3.22	$2.37	36%
EARNINGS FROM DISCONTINUED OPERATIONS	—	0.05	(100)%
DILUTED NET EARNINGS PER COMMON SHARE	3.22	2.42	33%
DIVIDENDS PER COMMON SHARE	$1.686	$1.575	7%
AVERAGE DILUTED SHARES OUTSTANDING	2,927.6	2,944.9
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	50.3%	49.7%	60
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.6%	31.1%	50
OPERATING MARGIN	18.7%	16.1%	260
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19.4%	15.6%	380
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	14.9%	11.2%	370

Net Sales

Fiscal year to date net sales were consistent with the prior year period at $63.5 billion on unit volume that increased 1% versus the prior year period. Baby Care and Family Care, Fabric Care and Home Care and Health Care volume grew low single digits. Beauty and Grooming volume decreased low single digits. Volume grew low single digits in developing regions and was in line with the prior year period in developed regions. Price increases added 2% to net sales, driven by price increases across all business segments, primarily executed in prior periods to offset cost increases and devaluing developing market currencies. Unfavorable mix reduced net sales by 1%, primarily due to disproportionate growth in developing regions, which have lower than average selling prices. Unfavorable foreign exchange reduced net sales by 2%. Organic sales grew 2% driven by the unit volume growth and price increases, partially offset by negative mix.

	Net Sales Change Drivers 2013 vs. 2012 (Nine Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	-2%	-1%	-2%	2%	-1%	0%	-3%
Grooming	-2%	0%	-4%	2%	0%	0%	-4%
Health Care	3%	2%	-3%	2%	1%	-1%	2%
Fabric Care and Home Care	2%	2%	-2%	1%	-1%	0%	0%
Baby Care and Family Care	3%	3%	-2%	2%	-1%	0%	2%
TOTAL COMPANY	1%	1%	-2%	2%	-1%	0%	0%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin expanded 60 basis points to 50.3% of net sales for fiscal year to date. The increase in gross margin was driven by an 80 basis point impact from higher pricing and a 110 basis point impact from manufacturing cost savings. Gross margin was negatively impacted by 110 basis points from negative product mix behind disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the Company average. Gross margin was also reduced by 10 basis points from incremental restructuring spending in the current period and 10 basis points from higher commodity costs.
Total SG&A increased 2% to $20.1 billion, behind an increase in marketing spending and a charge for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela, partially offset by reduced overhead costs as a result of the productivity and cost savings plan and a reduction in competition law fines. SG&A as a percentage of net sales increased 50 basis points to 31.6% largely due to the impact of the Venezuela devaluation charge. The impact of higher marketing spending as a percentage of net sales was largely offset by reduced overhead costs.
Goodwill and indefinite-lived intangible impairment charges of $1,576 million were incurred in the prior year period. The charges related to the carrying values of goodwill in our Appliances and Salon Professional businesses and our Koleston Perfect and Wella indefinite-lived intangible assets, which are part of our Salon Professional business. Since goodwill is included in Corporate for internal management and segment reporting, the goodwill impairment charges were included in the Corporate segment. With respect to the indefinite-lived intangible assets, the underlying impairment charges were excluded from business unit earnings and included in Corporate for management reporting purposes. Accordingly, these charges were also included in Corporate for segment reporting.

Non-Operating Costs
Interest expense was $504 million for the period, down $83 million versus the prior year period due to lower interest rates on floating rate debt. Other non-operating income/(expense) increased $750 million due to net acquisition and divestiture activities. We had a $631 million holding gain resulting from P&G's purchase of the balance of P&G's Baby Care and Feminine Care joint venture in Iberia and a $247 million divestiture gain from our Italy bleach business in the current year, which was partially offset by a $130 million divestiture gain from our PUR business in the year ago period.

Income Taxes
The effective tax rate on continuing operations decreased 530 basis points to 22.8%.  The prior year rate was increased by 310 basis points due to the non-deductibility of impairment charges related to our Appliances and Salon Professional businesses. The current year rate was reduced by 130 basis points due to the tax impacts on gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of the bleach business in Western Europe, and reduced by 30 basis points from the impact of the Venezuela currency devaluation. The current year rate was also reduced due to the net impact of favorable discrete adjustments related to uncertain income tax positions, which netted to 150 basis points in the current period and 145 basis points in the prior year period. The remaining reduction is primarily due to geographic mix of earnings from countries with lower effective tax rates.

Net Earnings
Net earnings from continuing operations increased $2.4 billion or 34% to $9.5 billion for the fiscal year to date primarily due to the prior year impairment charges and the current year increase in other non-operating income/(expense) from the net impact of the acquisition and divestiture gains, partially offset by incremental restructuring. Earnings also increased due to the increase in net sales and the 60 basis point gross margin expansion in the current year. Diluted net earnings per share from continuing operations increased 36% to $3.22 Diluted net earnings per share from discontinued operations was $0.05 in the prior year period (zero in the current period), from earnings of our divested snacks business. Core net earnings per share increased 8% to $3.27 primarily due to gross margin expansion and reduced overhead costs, partially offset by increased marketing spending. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the current period charge for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela, the current period holding gain on the buyout of our Iberian joint venture partner, incremental restructuring charges in both periods related to our productivity and cost savings plan, and prior year charges for impairments and European legal matters.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2013

The following discussion provides a review of results by business segment. Analyses of the results for the three and nine months ended March 31, 2013 are provided based on a comparison to the same three- and nine-month periods ended March 31, 2012. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by business segment for the three and nine months ended March 31, 2013 versus the comparable prior year periods (amounts in millions):

	Three Months Ended March 31, 2013
	Net Sales	% Change Versus Year Ago	Earnings from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings from Continuing Operations	% Change Versus Year Ago
Beauty	$4,763	(2)%	692	(3)%	535	2%
Grooming	1,931	(2)%	593	12%	444	12%
Health Care	3,274	8%	731	15%	493	20%
Fabric Care and Home Care	6,587	—%	1,087	(6)%	693	(3)%
Baby Care and Family Care	4,277	3%	939	4%	608	6%
Corporate	(234)	N/A	(754)	N/A	(182)	N/A
Total Company	20,598	2%	3,288	3%	2,591	6%

	Nine Months Ended March 31, 2013
	Net Sales	% Change Versus Year Ago	Earnings from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings from Continuing Operations	% Change Versus Year Ago
Beauty	$15,106	(3)%	$2,682	1%	$2,070	3%
Grooming	6,057	(4)%	1,922	3%	1,428	2%
Health Care	9,714	2%	2,222	—%	1,512	1%
Fabric Care and Home Care	20,711	—%	3,836	5%	2,502	10%
Baby Care and Family Care	12,598	2%	2,693	7%	1,731	9%
Corporate	(674)	N/A	(1,023)	N/A	277	N/A
Total Company	63,512	—%	12,332	25%	9,520	34%

Beauty
Three months ended March 31, 2013 compared with three months ended March 31, 2012
Beauty net sales decreased 2% to $4.8 billion during the third fiscal quarter on unit volume that decreased by 1%. Organic sales decreased 1%. Price increases contributed 1% to net sales growth. Unfavorable product and geographic mix reduced net sales by 1% due to reduced volume in developed regions. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Beauty segment decreased 0.6 points. Volume increased low single digits in developing markets and decreased low single digits in developed regions. Volume in Hair Care decreased low single digits driven by developed regions due to competitive activity, and market contraction in Western Europe. Volume was in line with prior year period in developing markets. Global market share of the hair care category was down more than half a point. Volume in Beauty Care decreased low single digits due to market share declines primarily in skin care. Global market share of the facial skin care category decreased a point. Volume in Salon Professional increased low single digits due to growth in developing regions behind initiative activity, partially offset by market softness in parts of the developed regions. Volume in Prestige was in line with the prior year period. Excluding minor brand divestitures, organic volume in Prestige was up low single digits. Net earnings increased 2% to $535 million due to a 40 basis point increase in net earnings margin, partially offset by the reduction in sales. Net earnings margin increased due to gross margin expansion and a lower effective tax rate, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings and higher pricing. SG&A as a percentage of net sales increased due to negative scale impacts of the decrease in net sales.
Nine months ended March 31, 2013 compared with nine months ended March 31, 2012
Beauty net sales decreased 3% to $15.1 billion fiscal year to date on unit volume decline of 2%. Organic sales were unchanged. Price increases contributed 2% to net sales growth. Unfavorable geographic and product mix reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Beauty segment decreased 0.5 points. Volume increased low single digits in developing markets and decreased mid-single digits in developed regions. Volume in Hair Care decreased low single digits due to a mid-single digit decline in developed regions from reduced shipments as a result of higher prices and competitive activity. Global market share of the hair care category was down more than half a point. Volume in Beauty Care decreased low single digits due to market share declines primarily in skin care and cosmetics. Global market share of the facial skin care category decreased about a point. Volume in Salon Professional increased low single digits due to developing market growth from initiative activity, partially offset by market contraction in developed regions. Volume in Prestige decreased low single digits due to minor brand divestitures and market contraction in Western Europe, offset by initiative activity and market growth in developing markets. Organic volume in Prestige was consistent with the prior year. Net earnings increased 3% to $2.1 billion, as lower net sales were more than offset by an 80 basis point increase in net earnings margin. Net earnings margin increased primarily due to gross margin expansion behind manufacturing cost savings and higher pricing. SG&A declined largely in line with the decline in net sales, due to decreases in both marketing and overhead spending.

Grooming
Three months ended March 31, 2013 compared with three months ended March 31, 2012
Grooming net sales decreased 2% to $1.9 billion during the third fiscal quarter on a 2% decrease in unit volume. Organic sales were up 2% on organic volume that was in line with the prior year period. Price increases contributed 3% to net sales growth. Unfavorable product and geographic mix reduced net sales by 1%. Other impacts of divestitures reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Grooming segment increased 0.2 points. Volume decreased low single digits in developing regions and developed regions primarily due to the sale of the Braun household appliances business. On an organic basis, volume was up low single digits in developed regions and down low single digits in developing regions. Shave Care volume was in line with the prior year period, as low single-digit growth in developed regions from initiative activity was offset by a low single-digit decrease in developing regions, primarily due to customer inventory adjustments. Global market share of the blades and razors category was up less than half a point. Total and organic volume in Appliances decreased double digits due to the sale of the Braun household appliances business, market contraction, competitive activity and customer inventory adjustments. Global market share of the appliances category was down half a point. Net earnings increased 12% to $444 million due to a 270 basis point increase in net earnings margin, partially offset by lower net sales. Net earnings margin increased due to gross margin expansion and a reduction in SG&A spending, partially offset by a higher effective tax rate. Gross margin increased primarily due to pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased as a reduction in overhead spending was partially offset by increased marketing spending.
Nine months ended March 31, 2013 compared with nine months ended March 31, 2012
Grooming net sales decreased 4% to $6.1 billion fiscal year to date on a 2% decrease in unit volume. Organic sales were up 2% on organic volume that was in line with the prior year period. Price increases contributed 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 4%. Global market share of the Grooming segment increased 0.3 points. Volume was consistent with the prior year period in developing regions and decreased low single digits in developed regions. Shave Care volume was consistent with the prior year period due to a low single-digit growth in developing regions, primarily behind market growth, offset by a low single-digit decrease in developed regions primarily due to market contraction in Western Europe. Global market share of the blades and razors category was up less than half a point. Volume in Appliances decreased double digits due to the sale of the Braun household appliances business, competitive activity, and market contraction. Organic volume in Appliances declined high single digits. Global market share of the appliances category decreased nearly half a point. Net earnings increased 2% to $1.4 billion due to a 140-basis point increase in net earnings margin partially offset by the decrease in net sales. Net earnings margin increased due to gross margin expansion and a decrease in SG&A as a percentage of net sales, partially offset by a higher effective tax rate. Gross margin increased primarily due to pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased primarily due to reduced overhead costs.

Health Care
Three months ended March 31, 2013 compared with three months ended March 31, 2012
Health Care net sales increased 8% to $3.3 billion during the third fiscal quarter on a 5% increase in unit volume. Organic sales were up 8%. Price increases contributed 1% to net sales growth. Favorable product and geographic mix increased net sales by 2%. Unfavorable foreign exchange reduced net sales by 1%. The impact of acquisitions and divestitures increased net sales by 1%. Global market share of the Health Care segment decreased 0.4 points. Volume increased high single digits in developing regions and increased low single digits in developed regions. Oral Care volume increased mid-single digits due to double digit growth in developing regions behind market expansion and market growth and low single digit growth in developed regions due to innovation. Global market share of the oral care category was flat. Volume in Personal Health Care increased double digits partially due to the addition of the PGT Healthcare partnership and New Chapter VMS. Organic volume increased high single digits due to a weaker relative cough/cold season in the base year and continued market expansion for Vicks. Volume in Feminine Care increased low single digits due to high single digit growth in developing markets behind market growth and product innovation, partially offset by a low single digit decrease in developed regions due to competitive activity and market softness in North America and Western Europe. Global market share of the feminine care category was down more than half a point. Net earnings increased 20% to $493 million due to the increase in net sales and a 140-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and a reduction in SG&A as a percentage of net sales. Gross margin increased due to higher pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased due to a reduction in overhead spending and leverage from increased net sales, partially offset by higher marketing spending.
Nine months ended March 31, 2013 compared with nine months ended March 31, 2012
Health Care net sales increased 2% to $9.7 billion fiscal year to date on a 3% increase in unit volume. Organic sales were up 5%. Price increases contributed 2% to net sales growth. Favorable product and geographic mix increased net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Other impacts of acquisitions and divestitures decreased net sales by 1%. Global market share of the Health Care segment decreased 0.5 points. Volume increased high single digits in developing regions and declined low single digits in developed regions. Oral Care volume increased low single digits due to market expansion and market growth in developing regions, partially offset by lower volume in North America from competitive activity. Global market share of the oral care category was down less than half a point. Volume in Personal Health Care increased mid single digits partially due to net acquisition and divestiture activity (the addition of the PGT Healthcare partnership and New Chapter VMS and the divestiture of the PuR business). Organic volume increased low single digits primarily due to market expansion for Vicks. Volume in Feminine Care increased low single digits due to a mid-single digit growth in developing markets behind market growth and product innovation, partially offset by a low single digit decrease in developed regions due to increased promotional activity from competition and market contraction. Global market share of the feminine care category was down more than half a point. Net earnings increased 1% to $1.5 billion due to higher net sales partially offset by a 10-basis point decrease in net earnings margin. Net earnings margin declined primarily due to reduced gross margin. Gross margin declined due to increased commodity costs and supply chain investments, partially offset by higher pricing and manufacturing cost savings. SG&A as a percentage of net sales increased nominally as reduced overhead costs were largely offset by increased marketing spending.

Fabric Care and Home Care
Three months ended March 31, 2013 compared with three months ended March 31, 2012
Fabric Care and Home Care net sales for the fiscal third quarter were consistent with the prior year period at $6.6 billion on a 3% increase in unit volume. Organic sales were up 1%. Unfavorable product and geographic mix decreased net sales by 2%. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Fabric Care and Home Care segment decreased 0.4 points. Volume increased high single digits in developing regions and was in line with the prior year period in developed regions. Fabric Care volume increased low single digits due to a high single digit volume increase in developing regions driven by market growth and initiative activity. Global market share of the fabric care category decreased more than half a point. Home Care volume increased low single digits driven by a mid-single-digit increase in developing markets due to distribution expansion and market growth. Global market share of the home care category was unchanged. Batteries volume increased low single digits due to market growth and geographic expansion in developing regions, partially offset by a decrease in developed regions primarily due to customer inventory adjustments following Hurricane Sandy. Global market share of the batteries category decreased slightly. Pet Care volume decreased mid-single digits primarily due to competitive activity. Net earnings decreased 3% to $693 million due to a 30-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to an increase in SG&A as a percentage of net sales, partially offset by a lower effective tax rate. SG&A increased due to an increase in marketing spending.
Nine months ended March 31, 2013 compared with nine months ended March 31, 2012
Fabric Care and Home Care fiscal year to date net sales were in line with the prior year period at $20.7 billion fiscal year on a 2% increase in unit volume. Organic sales were up 2%. Price increases contributed 1% to net sales growth. Mix decreased net sales by 1% due to unfavorable geographic and product mix. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Fabric Care and Home Care segment decreased 0.4 points. Volume increased low single digits in both developing and developed regions. Fabric Care volume increased low single digits due to initiative activity, marketing interventions and market growth, partially offset by the impacts of competitive activity. Global market share of the fabric care category decreased more than half a point. Home Care volume increased low single digits driven by a mid single-digit increase in developing markets, behind innovation and distribution expansion, and a low single-digit increase in developed markets due to reduced pricing in North America. Global market share of the home care category was unchanged. Batteries volume was in line with the prior year period due to mid-single digit increase in developing regions from market growth and geographic expansion, partially offset by a low single digit decrease in developed markets due to market contraction and share losses, primarily behind higher pricing to improve the margin structure in Western Europe. Global market share of the batteries category was unchanged. Pet Care volume decreased low single digits primarily due to competitive activity in developed markets, partially offset by increased volume from promotional spending in certain developing regions. Net earnings increased 10% to $2.5 billion due to a 110-basis point increase in net earnings margin. Net earnings margin increased mainly due to gross margin expansion. Gross margin increased due to higher pricing and manufacturing cost savings, partially offset by higher commodity costs. SG&A as a percentage of net sales increased nominally as increased marketing spending was largely offset by reduced overhead costs.

Baby Care and Family Care
Three months ended March 31, 2013 compared with three months ended March 31, 2012
Baby Care and Family Care net sales increased 3% to $4.3 billion during the third fiscal quarter on 2% volume growth. Organic sales were up 4%. Pricing added 2% to net sales growth. Unfavorable foreign exchange decreased net sales by 1%. Global market share of the Baby Care and Family Care segment decreased 0.4 points. Volume increased low single digits in developed regions and mid-single digits in developing regions. Volume in Baby Care increased low single digits due to a mid-single digit increase in developing regions from product innovation and market growth. This was partially offset by a low single digit decrease in developed regions as softness in Western Europe was partially offset by growth in North America. Global market share of the baby care category decreased more than half a point. Volume in Family Care increased low single digits due to initiative activity on Charmin and Bounty. In the U.S., all-outlet share of the family care category was unchanged. Net earnings increased 6% to $608 million due to the increase in net sales and a 40-basis point increase in net earnings margin. Net earnings margin increased primarily due to a higher gross margin. The increase in gross margin was driven by the impact of higher pricing and manufacturing cost savings, partially offset by unfavorable product and geographic mix.
Nine months ended March 31, 2013 compared with nine months ended March 31, 2012
Baby Care and Family Care net sales increased 2% to $12.6 billion fiscal year to date on 3% volume growth. Organic sales were up 4%. Pricing added 2% to net sales growth. Mix reduced net sales by 1% due to product mix and disproportionate growth of developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange decreased net sales by 2%. Global market share of the Baby Care and Family Care segment decreased 0.5 points. Volume increased low single digits in developed regions and mid-single digits in developing regions. Volume in Baby Care increased low single digits as a mid-single digit increase in developing regions due to market growth, distribution expansion and initiative activity, was partially offset by a low single digit decrease in developed regions due to market contraction and competitive promotional activity, primarily in Western Europe. Global market share of the baby care category decreased more than half a point. Volume in Family Care increased mid-single digits primarily due to initiative activity on Charmin and Bounty. In the U.S., all-outlet share of the family care category decreased slightly. Net earnings increased 9% to $1.7 billion due to the increase in net sales and a 100-basis point increase in net earnings margin. Net earnings margin increased primarily due to a higher gross margin. The increase in gross margin was driven by the impact of higher pricing and manufacturing and commodity cost savings, partially offset by unfavorable product and geographic mix.

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
Corporate net sales primarily reflect the adjustment to eliminate the net sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate decreased by $144 million in the third fiscal quarter and decreased $291 million fiscal year to date due to 1) the second fiscal quarter buy-out of our Iberian joint venture partner (after which this business is consolidated for both segment and consolidated results and the underlying sales no longer need to be eliminated) and 2) smaller adjustments required to eliminate reduced sales of the remaining unconsolidated entities. Net Corporate expenses decreased $6 million in the third fiscal quarter as the current period charge for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela was offset by reduced restructuring charges. Fiscal year to date earnings improved $1.9 billion primarily due to the net after tax goodwill and intangible asset impairment charges of $1.5 billion in the prior year, along with the net after tax holding gain in the current year related to the buyout of our Iberian joint venture partner. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

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

As part of this plan, the Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately 50% of the costs are expected to be incurred by the end of fiscal 2013 and the remainder in fiscal years 2014 through 2016. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the restructuring costs are expected to deliver in excess of $2 billion in before-tax annual savings.  The before-tax savings in the current year are expected to be approximately $700 million - $1 billion.

Restructuring accruals of $336 million as of March 31, 2013, are classified as current liabilities.  Approximately 85% of the restructuring charges incurred during fiscal 2013 either have been or will be settled with cash.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are being funded by and included within Corporate for segment reporting.

Refer to Note 9 in our Consolidated Financial Statements for more details on the restructuring program.

FINANCIAL CONDITION

Operating Activities

We generated $10.5 billion of cash from operating activities for the fiscal year to date, an increase of $1.2 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, stock based compensation, deferred income taxes, and gain on sale of businesses), generated $11.1 billion of operating cash flow. This was partially offset by working capital increases. On a year-to-date basis, the net of accounts receivable, inventory, and accounts payable, accrued and other liabilities consumed $1.1 billion of cash. Accounts receivable used $504 million of cash primarily due to increased sales later in the quarter. Inventory consumed $492 million of cash, mainly to support product initiatives. Accounts payable, accrued and other liabilities consumed $84 million of cash. Other operating assets and liabilities generated $483 million of cash due to a reduction in prepaid marketing expenses.
Investing Activities

Cash used for investing activities was $4.7 billion for the fiscal year to date, an increase of $2.4 billion versus the prior year period. Capital expenditures consumed $2.4 billion or 3.8% of net sales, as compared to $2.7 billion in the prior year period. Net acquisitions and divestitures consumed $589 million in the current year mainly due to the buyout of our Baby Care and Feminine Care Iberian joint venture partner, partially offset by the sale of the household appliances business and Italy bleach business. We also used $1.5 billion of cash in the current year to purchase investment securities.

Financing Activities

Our financing activities consumed net cash of $4.4 billion. We used $5.0 billion for treasury stock purchases and $4.8 billion for dividends and partially funded these cash outlays through a $2.7 billion net increase in debt. Cash consumed by financing activities decreased $1.4 billion versus the prior year period primarily due to an increase in net debt and increased proceeds from the exercise of stock options, partially offset by an increase in dividends and treasury stock purchases.

As of March 31, 2013, our current liabilities exceeded current assets by $3.1 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the three and nine months ended March 31, 2013:

January - March 2013	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(2)%	1%	—%	(1)%
Grooming	(2)%	1%	3%	2%
Health Care	8%	1%	(1)%	8%
Fabric Care and Home Care	—%	1%	—%	1%
Baby Care and Family Care	3%	1%	—%	4%
Total P&G	2%	1%	—%	3%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

July 2012 - March 2013	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(3)%	2%	1%	—%
Grooming	(4)%	4%	2%	2%
Health Care	2%	3%	—%	5%
Fabric Care and Home Care	—%	2%	—%	2%
Baby Care and Family Care	2%	2%	—%	4%
Total P&G	—%	2%	—%	2%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings, a current year charge for the balance sheet impact from the devaluation of the official exchange rate in Venezuela, current and prior year charges related to pending European legal matters, the current year holding gain on the buy-out of our Iberian joint venture partner and the prior year impairment charges related to our Appliances and Salon Professional businesses. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

Three Months Ended March 31	2013	2012
Diluted Net Earnings Per Share - Continuing Operations	$0.88	$0.81
Venezuela balance sheet devaluation impacts	0.08	—
Impairment Charges	—	0.01
Incremental Restructuring Charges	0.03	0.12
CORE EPS	$0.99	$0.94
Core EPS Growth	5%

Nine Months Ended March 31	2013	2012
Diluted Net Earnings Per Share - Continuing Operations	$3.22	$2.37
Venezuela balance sheet devaluation impacts	0.08	—
Gain on buyout of Iberian JV	(0.21)	—
Impairment Charges	—	0.51
Incremental Restructuring Charges	0.16	0.12
Charges for Pending European Legal Matters	0.01	0.03
Rounding impacts	0.01	—
CORE EPS	$3.27	$3.03
Core EPS Growth	8%

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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Mar '13	$10,481	$(2,426)	8,055	$9,520	85%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company has antitrust matters at various stages of the regulatory process in various countries, including Belgium, France and Greece. In the most recent quarter, German authorities issued a decision that resulted in a monetary penalty for which the Company previously accrued a financial reserve. Other countries have issued decisions, some of which are on appeal. All of these matters involve a number of other consumer products companies and/or retail customers. Competition and antitrust violations often continue for several years and, if violations are found, can result in substantial fines. No non-monetary sanctions are being sought in these matters.
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
In March 2013, the Republic of Turkey Ministry of Environmental and Urban Planning notified the Company that it is imposing a fine in excess of US$100,000 on the Company based on alleged waste management violations at a Wella facility in Turkey. The Company is currently assessing grounds for appeal.

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
A change in consumer demand for our products and/or lack of market growth could have a significant impact on our business.

We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers. This is dependent on a number of factors, including our ability to develop effective sales, advertising and marketing programs. We expect to achieve our financial targets, in part, by shifting our portfolio towards faster growing, higher margin businesses and by focusing on the most profitable businesses, biggest innovations and most important emerging markets. We also expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. If demand for our products and/or market growth rates in either developed or developing markets falls substantially below expected levels or our market share declines significantly in these businesses, our volume, and consequently our results, could be negatively impacted. This could occur due to, among other things, unforeseen negative economic or political events, changes in consumer trends and habits, or negative consumer responses to pricing actions.
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
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and our ability to successfully respond to competitive innovation.
Achieving our business results depends, in part, on the successful development, introduction and marketing of new products, and improvements to our equipment and manufacturing processes. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain and maintain necessary intellectual property protections, and to avoid infringing the intellectual property rights of others. We must also be able to successfully respond to technological advances by and intellectual property rights granted to competition, and failure to do so could compromise our competitive position and impact our results.
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
We are a global company, with manufacturing operations in more than 40 countries, and a significant portion of our revenue is outside the U.S. Our international operations are subject to a number of risks, including, but not limited to:

•	compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act;

•	compliance with a variety of local regulations and laws;

•	changes in tax laws and the interpretation of those laws;

•	changes in foreign currency exchange controls;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions;

•	greater risk of uncollectible accounts and longer collection cycles;

•	effective and immediate implementation of control environment processes across our diverse operations and employee base; and

•	imposition of more or new tariffs, quotas, trade barriers and similar restrictions on our sales outside the United States.
We have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange, import authorization or pricing controls, including, but not limited to, Venezuela, Argentina, China and India. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these and other risks of international operations in an increasingly volatile environment.
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
Our business is impacted by global economic conditions, which continue to be volatile. Our products are sold in more than 180 countries around the world. If the global economy experiences significant disruptions, our business could be negatively impacted by reduced demand for our products related to: a slow-down in the general economy; supplier, vendor or customer disruptions resulting from tighter credit markets; and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets. Any downgrade of our current credit ratings by a credit rating agency could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us.
We could also be negatively impacted by political issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments. For example, we could be adversely impacted by continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the United States.
Consequently, our success will depend, in part, on our ability to manage continued global and/or economic uncertainty, especially in our significant geographies, as well as any political or economic disruption. These risks could negatively impact our overall liquidity and financing and borrowing costs, as well as our ability to collect receipts due from governments, including refunds of value added taxes, and/or create significant credit risks relative to our local customers and depository institutions.
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
We have executed a number of significant business and organizational changes including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including retention of particularly key employees, is critical to our business success. Further, ongoing business and organizational changes are likely to result in more reliance on third parties for various services, and that reliance may increase reputational, operational, and compliance risks, including the risk of corruption. We are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.
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
In addition, our ability to manage regulatory, environmental, tax and legal matters (including, but not limited to, product liability, patent, and other intellectual property matters), and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position. Furthermore, if pending legal matters, including the competition law and antitrust investigations described in Note 9 of our Consolidated Financial Statements, Commitments and Contingencies, result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.
There are increasing calls in the United States from members of leadership in both major U.S. political parties for “comprehensive tax reform” which may significantly change the income tax rules that are applicable to U.S. domiciled corporations, such as P&G.   It is very difficult to assess whether the overall effect of such potential legislation would be cumulatively positive or negative for P&G's earnings and cash flows, but such changes could significantly impact our financial results.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3)
01/01/2013 - 01/31/2013	0	—	—
02/01/2013 - 02/28/2013	6,284,388	$76.38	6,284,388	See Note 3
03/01/2013 - 03/31/2013	6,760,980	$76.91	6,760,980

(1)
The total number of shares purchased was 13,045,368 for the quarter. All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On April 24, 2013, the Company stated that fiscal year 2012-13 share repurchases to reduce Company shares outstanding are estimated to be approximately $6 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and is expected to be financed by issuing a combination of long-term and short-term debt.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2
Regulations (as amended by the Board of Directors effective January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended December 31, 2011)

10-1	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007), which was originally adopted by shareholders at the annual meeting on October 9, 2001.*

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

April 24, 2013	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President and Comptroller

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2
Regulations (as amended by the Board of Directors effective January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended December 31, 2011)

11	Computation of Earnings per Share

10-1	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007), which was originally adopted by shareholders at the annual meeting on October 9, 2001.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.