Form 10-K
period 2013-06-30
PROCTER & GAMBLE Co
filed 2013-08-08
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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
Large accelerated filer ☑      Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $185 billion on December 31, 2012.

There were 2,738,760,542 shares of Common Stock outstanding as of July 31, 2013.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2013 (2013 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 13

PART I

Item 1. Business.
Additional information required by this item is incorporated herein by reference to Management's Discussion and Analysis (MD&A); Note 1 to our Consolidated Financial Statements and Note 12 to our Consolidated Financial Statements. Unless the context indicates otherwise, the terms the "Company," "P&G," "we," "our" or "us" as used herein refer to The Procter & Gamble Company (the registrant) and its subsidiaries.
The Procter & Gamble Company is focused on providing branded consumer packaged goods of superior quality and value to improve the lives of the world's consumers. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, we sell our products in more than 180 countries and territories.
Throughout this Form 10-K, we incorporate by reference information from other documents filed with the Securities and Exchange Commission (SEC).
The Company's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.pg.com/investors.
Copies of these reports are also available, without charge, by contacting Computershare Inc., 250 Royall Street, Canton, MA 02021.
Financial Information about Segments
As of June 30, 2013, the Company has five reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Fabric Care and Home Care; and Baby Care and Family Care. Many of the factors necessary for understanding these businesses are similar. Operating margins of the individual businesses vary due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets and product categories in which they operate. While none of our reportable segments are highly seasonal, components within certain reportable segments, such as Batteries (Fabric Care and Home Care), Appliances (Grooming) and Prestige Fragrances (Beauty) are seasonal. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.
Additional information about our reportable segments can be found in MD&A and Note 12 to our Consolidated Financial Statements.

Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries and territories around the world primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, e-commerce and high-frequency stores, the neighborhood stores which serve many consumers in developing markets. We work collaboratively with our customers to improve the in-store presence of our products and win the "first moment of truth" - when a consumer is shopping in the store. We must also win the "second moment of truth" - when a consumer uses the product, evaluates how well it met his or her expectations and decides whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
Key Product Categories. Information on key product categories can be found in Note 12 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores, high-frequency stores, distributors and e-commerce retailers. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 14% of our total revenue in 2013 and 2012, and 15% in 2011. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 30%, 31% and 32% of our total unit volume in 2013, 2012 and 2011, respectively. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from others, some of which are single-source suppliers. We produce certain raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel, natural gas and derivative products are important commodities consumed in our manufacturing process and in the distribution of input materials and finished product to customers. The prices we pay for materials and

14 The Procter & Gamble Company

other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. The Company purchases a substantial variety of other raw and packaging materials, none of which is material to our business taken as a whole.
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
Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We support our products with advertising, promotions and other vehicles to build awareness of our brands in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important competitive factors.
Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $2.0 billion in 2013, 2012 and 2011.
Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2014.
Employees. Total number of employees is an estimate of total Company employees excluding interns, co-ops and employees of joint ventures. The number of employees includes manufacturing and non-manufacturing employees. A discussion of progress on non-manufacturing enrollment objectives is included in Note 3 to our Consolidated Financial Statements. Historical numbers include employees of discontinued operations.

Total Number of Employees
2013	121,000
2012	126,000
2011	129,000
2010	127,000
2009	132,000
2008	135,000
Financial Information about Foreign and Domestic Operations
Net sales in the United States account for approximately 36% of total net sales. No other individual country exceeds 10% of total net sales. Operations outside the United States are generally characterized by the same conditions discussed in the description of the business above and may be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2013	2012	2011
North America (1)	39%	39%	41%
Western Europe	18%	19%	20%
Asia	18%	18%	16%
Latin America	10%	10%	9%
CEEMEA (2)	15%	14%	14%

(1)	North America includes results for the United States and Canada only.

(2)	CEEMEA includes Central and Eastern Europe, Middle East and Africa.
Net sales and assets in the United States and internationally were as follows (in billions):

	United States	International
Net Sales (for the year ended June 30)
2013	$30.3	$53.9
2012	$29.5	$54.2
2011	$29.9	$51.2

Assets (June 30)
2013	$68.3	$71.0
2012	$68.0	$64.2
2011	$70.3	$68.1
Item 1A. Risk Factors.
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-K, other quarterly reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the

The Procter & Gamble Company 15

time the statements are made, which may become out of date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events, or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could significantly differ from our expectations.
The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with MD&A and the Consolidated Financial Statements and related Notes incorporated in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These factors could cause our future results to differ from those in the forward-looking statements and from historical trends.
A change in consumer demand for our products and/or lack of market growth could have a significant impact on our business.
We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers. This is dependent on a number of factors, including our ability to develop effective sales, advertising and marketing programs. We expect to achieve our financial targets, in part, by focusing on the most profitable businesses, biggest innovations and most important emerging markets. We also expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. If demand for our products and/or market growth rates in either developed or developing markets falls substantially below expected levels or our market share declines significantly in these businesses, our volume, and consequently our results, could be negatively impacted. This could occur due to, among other things, unforeseen negative economic or political events, changes in consumer trends and habits or negative consumer responses to pricing actions.
The ability to achieve our business objectives is dependent on how well we can compete with our local and global competitors in new and existing markets and channels.
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, there are ongoing competitive pressures in the environments in which we operate, as well as challenges in maintaining profit margins. This includes, among other things, increasing competition from mid- and lower-tier value products in both developed and developing markets. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. In addition, the emergence of new sales channels may affect customer and consumer preferences, as well as market dynamics. Failure to effectively compete in these new channels could negatively impact results.
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and our ability to successfully respond to competitive innovation.
Achieving our business results depends, in part, on the successful development, introduction and marketing of new products and improvements to our equipment and manufacturing processes. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain and maintain necessary intellectual property protections and to avoid infringing the intellectual property rights of others. We must also be able to successfully respond to technological advances made by competitors and intellectual property rights granted to competitors. Failure to do so could compromise our competitive position and impact our results.
Our businesses face cost fluctuations and pressures that could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, energy costs, pension and healthcare costs and foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. In addition, our financial projections include cost savings described in our announced productivity plan. Failure to deliver these savings could adversely impact our results.
We face risks that are inherent in global manufacturing that could negatively impact our business results.
We need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements, to achieve our cost targets. While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, it may be impracticable to have a sufficient alternative source, particularly when the input materials are in limited supply. In addition, our strategy for global growth includes increased presence in emerging markets. Some emerging markets have greater political volatility and greater vulnerability to infrastructure and labor disruptions than established markets. Any significant disruption of manufacturing, such as labor disputes, loss or impairment of key manufacturing sites, natural disasters, acts of war or terrorism and other external factors over which we have no control, could interrupt product supply and, if not remedied, have an adverse impact on our business.

16 The Procter & Gamble Company

We face risks associated with having significant international operations.
We are a global company, with manufacturing operations in more than 40 countries and a significant portion of our revenue is outside the U.S. Our international operations are subject to a number of risks, including, but not limited to:

•	compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act;

•	compliance with a variety of local regulations and laws;

•	changes in tax laws and the interpretation of those laws;

•	changes in exchange controls and other limits on our ability to repatriate earnings from overseas;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions;

•	greater risk of uncollectible accounts and longer collection cycles;

•	effective and immediate implementation of control environment processes across our diverse operations and employee base; and

•	imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales outside the United States.
We have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange, import authorization or pricing controls, including, but not limited to, Venezuela, Argentina, China, India and Egypt. Our results of operations and/or financial condition could be adversely impacted if we are unable to successfully manage these and other risks of international operations in an increasingly volatile environment.
Fluctuations in exchange rates may have an adverse impact on our business results or financial condition.
We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the United States are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 5 to our Consolidated Financial Statements.
We face risks related to changes in the global and political economic environment, including the global capital and credit markets.
Our business is impacted by global economic conditions, which continue to be volatile.  Our products are sold in more than 180 countries and territories around the world. If the global economy experiences significant disruptions, our business could be negatively impacted by reduced demand for our products related to: a slow-down in the general economy; supplier, vendor or customer disruptions resulting from tighter credit markets; and/or temporary interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.
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
Consequently, our success will depend, in part, on our ability to manage continued global and/or economic uncertainty, especially in our significant geographies, as well as any political or economic disruption. These risks could negatively impact our overall liquidity and financing costs, as well as our ability to collect receipts due from governments, including refunds of value added taxes, and/or create significant credit risks relative to our local customers and depository institutions.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation is the foundation of our relationships with key stakeholders and other constituencies, such as customers and suppliers. In addition, many of our brands have worldwide recognition. This recognition is the result of the large investments we have made in our products over many years. The quality and safety of our products is critical to our business. Our Company also devotes significant time and resources to programs designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy or similar matters, these issues could negatively impact sentiments toward the Company or our products, our ability to operate freely could be impaired and our financial results could suffer. Our financial success is directly dependent on the success of our brands and the success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to a significant product recall, product-related litigation, allegations of product tampering or the distribution and sale of counterfeit

The Procter & Gamble Company 17

products. In addition, given the association of our individual products with the Company, an issue with one of our products could negatively affect the reputation of our other products, or the Company as a whole, thereby potentially hurting results.
Our ability to successfully manage ongoing organizational change could impact our business results.
We recently experienced a CEO transition, as well as other senior leadership changes, and we continue to execute a number of significant business and organizational changes, including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including retention of particularly key employees, is critical to our business success. Further, ongoing business and organizational changes are likely to result in more reliance on third parties for various services and that reliance may increase reputational, operational and compliance risks, including the risk of corruption. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.
Our ability to successfully manage ongoing acquisition, joint venture and divestiture activities could impact our business results.
As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results could be adversely impacted if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, 2) we are unable to offset the dilutive impacts from the loss of revenue associated with divested brands, or 3) we are not able to deliver the expected cost and growth synergies associated with our acquisitions and joint ventures, which could also have an impact on goodwill and intangible assets. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with each joint venture.

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
In addition, our ability to manage regulatory, environmental, tax and legal matters (including, but not limited to, product liability, patent and other intellectual property matters) and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position.  Furthermore, if pending legal matters, including the competition law and antitrust investigations described in Note 11 to our Consolidated Financial Statements result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.
There are increasing calls in the United States from members of leadership in both major U.S. political parties for “comprehensive tax reform” which may significantly change the income tax rules that are applicable to U.S. domiciled corporations, such as P&G.  It is very difficult to assess whether the overall effect of such potential legislation would be cumulatively positive or negative for our earnings and cash flows, but such changes could significantly impact our financial results.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which consist of mass merchandisers, grocery stores, membership club stores, drug stores, high-frequency stores, distributors and e-commerce retailers. Our success is dependent on our ability to successfully manage relationships with our retail trade customers. This includes our ability to offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Our business would be negatively impacted if a key customer were to significantly reduce the inventory level of our products or experience a significant business disruption.
Consolidation among our retail customers could also create significant cost and margin pressure and lead to more complexity across broader geographic boundaries for both us

18 The Procter & Gamble Company

and our key retailers. This would be particularly challenging if major customers are addressing local trade pressures, local law and regulation changes or financial distress.
A failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business or reputation.
We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processes necessary to manage our business.
Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 32 manufacturing sites located in 21 different states or territories. In addition, we own and operate 102 manufacturing sites in 40 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 39 of these locations; Grooming products at 15; Fabric Care and Home Care products at 59; Baby Care and Family Care products at 36; and Health Care products at 35. Management believes that the Company's production facilities are adequate to support the business and that the properties and equipment have been well maintained.
Item 3. Legal Proceedings.
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax. See Note 11 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingencies.
In March 2013, the Republic of Turkey Ministry of Environmental and Urban Planning notified the Company that it was imposing a fine on the Company based on alleged waste management violations at a Wella facility in Turkey. The Company paid the fine ($790,000) and the matter is currently on appeal.
This item should be read in conjunction with the Company's Risk Factors in Part I, Item 1A for additional information.
Item 4. Mine Safety Disclosure.
Not Applicable.

The Procter & Gamble Company 19

Executive Officers of the Registrant
The names, ages and positions held by the Executive Officers of the Company on August 8, 2013, are:

Name	Position	Age	First Elected to Officer Position
A. G. Lafley	Chairman of the Board, President and Chief Executive Officer	66	2013
	Director since May 23, 2013

Werner Geissler	Vice Chairman - Global Operations	60	2007

Giovanni Ciserani	Group President - Global Fabric and Home Care	51	2013

Melanie Healey	Group President - North America and Global Hyper, Super and Mass Channel	52	2013

Deborah A. Henretta	Group President - Global Beauty	52	2013

Martin Riant	Group President - Global Baby, Feminine and Family Care	54	2013

David Taylor	Group President - Global Health and Grooming	55	2013

Filippo Passerini	Group President - Global Business Services and Chief Information Officer	56	2003

Jon Moeller	Chief Financial Officer	49	2009

Bruce Brown	Chief Technology Officer	55	2008

Robert L. Fregolle, Jr.	Global Customer Business Development Officer	56	2009

Deborah P. Majoras	Chief Legal Officer and Secretary	49	2010

Mark F. Biegger	Global Human Resources Officer	51	2012

Marc S. Pritchard	Global Brand Building Officer	53	2008

Valarie Sheppard	Senior Vice President & Comptroller	49	2005

Yannis Skoufalos	Global Product Supply Officer	56	2011

All the Executive Officers named above, excluding Mr. Lafley, have been employed by the Company for more than the past five years.  Mr. Lafley is Chairman of the Board, President and Chief Executive Officer of the Company and was appointed to this position on May 23, 2013. Mr. Lafley originally joined the Company in 1977 and held positions of increasing responsibility, in the U.S. and internationally, until he was elected President and Chief Executive Officer in 2000, a position he held until June 30, 2009. On July 1, 2002, Mr. Lafley was elected Chairman of the Board, a position he held until January 2010. During the past five years, in addition to his roles as a Company employee, Mr. Lafley served as a consultant to the Company and as a member of the boards of directors of public companies Dell, Inc. and General Electric Company. He no longer serves on these boards. Since his retirement from the Company, he served as a Senior Advisor at Clayton, Dubilier & Rice, LLC, a private equity partnership, and was appointed by President Obama to serve on The President's Council on Jobs and Competitiveness.  Mr. Lafley consulted with a number of Fortune 50 companies on business and innovation strategy. He also advised on CEO succession and executive leadership development, and coached experienced, new and potential CEOs. He currently serves on the board of directors of Legendary Pictures, LLC (a film production company).

20 The Procter & Gamble Company

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under our Share Repurchase Program
4/1/2013 - 4/30/2013	4,408,128	$79.40	4,408,128
5/1/2013 - 5/31/2013	4,435,478	$78.91	4,435,478	See note (3)
6/1/2013 - 6/30/2013	3,861,882	$77.68	3,861,882

(1)
The total number of shares purchased was 12,705,488 for the quarter.  All transactions were made in the open market with large financial institutions.  This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)
On April 24, 2013, the Company stated that fiscal year 2013 share repurchases to reduce Company shares outstanding were estimated to be approximately $6 billion. This does not include any purchases under the Company's compensation and benefit plans.  The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt.  The total dollar value of shares purchased under the share repurchase plan was $6.0 billion.  The share repurchase plan expired on June 30, 2013.

Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.

Shareholder Return Performance Graphs

Market and Dividend Information

P&G has been paying a dividend for 123 consecutive years since its incorporation in 1890 and has increased its dividend for 57 consecutive years at an annual compound average rate of over 9%.

(in dollars; split-adjusted)	1956	1970	1984	1998	2013
Dividends per Share	$0.01	$0.04	$0.15	$0.51	$2.29

The Procter & Gamble Company 21

QUARTERLY DIVIDENDS

Quarter Ended	2012-2013	2011 - 2012
September 30	$0.5620	$0.5250
December 31	0.5620	0.5250
March 31	0.5620	0.5250
June 30	0.6015	0.5620

COMMON STOCK PRICE RANGE

	2012-2013		2011 - 2012
Quarter Ended	High	Low	High	Low
September 30	$69.97	$60.78	$65.14	$57.56
December 31	70.99	65.84	66.98	61.00
March 31	77.82	68.35	67.95	62.56
June 30	82.54	75.10	67.92	59.08

SHAREHOLDER RETURN

The following graph compares the cumulative total return of P&G’s common stock for the 5-year period ending June 30, 2013, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2008, and that all dividends were reinvested.

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2008	2009	2010	2011	2012	2013
P&G	$100	$86	$105	$114	$114	$148
S&P 500 Index	100	74	84	110	116	140
S&P 500 Consumer Staples Index	100	90	102	129	148	174

22 The Procter & Gamble Company

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 and Note 12 to our Consolidated Financial Statements.

Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2013	2012	2011	2010	2009	2008
Net sales	$84,167	$83,680	$81,104	$77,567	$75,295	$77,714
Gross profit	41,739	41,289	41,245	40,525	37,644	39,534
Operating income	14,481	13,292	15,495	15,732	15,188	15,743
Net earnings from continuing operations	11,402	9,317	11,698	10,851	10,645	11,224
Net earnings from discontinued operations	—	1,587	229	1,995	2,877	930
Net earnings attributable to Procter & Gamble	11,312	10,756	11,797	12,736	13,436	12,075
Net Earnings margin from continuing operations	13.5%	11.1%	14.4%	14.0%	14.1%	14.4%
Basic net earnings per common share (1):
Earnings from continuing operations	$4.04	$3.24	$4.04	$3.63	$3.51	$3.56
Earnings from discontinued operations	—	0.58	0.08	0.69	0.98	0.30
Basic net earnings per common share	4.04	3.82	4.12	4.32	4.49	3.86
Diluted net earnings per common share (1):
Earnings from continuing operations	$3.86	$3.12	$3.85	$3.47	$3.35	$3.36
Earnings from discontinued operations	—	0.54	0.08	0.64	0.91	0.28
Diluted net earnings per common share	3.86	3.66	3.93	4.11	4.26	3.64
Dividends per common share	$2.29	$2.14	$1.97	$1.80	$1.64	$1.45
Research and development expense	$2,023	$2,029	$1,982	$1,931	$1,844	$1,927
Advertising expense	9,729	9,345	9,210	8,475	7,453	8,426
Total assets	139,263	132,244	138,354	128,172	134,833	143,992
Capital expenditures	4,008	3,964	3,306	3,067	3,238	3,046
Long-term debt	19,111	21,080	22,033	21,360	20,652	23,581
Shareholders' equity	68,709	64,035	68,001	61,439	63,382	69,784
(1) Basic net earnings per common share and diluted net earnings per common share are calculated based on net earnings attributable to Procter & Gamble.

The Procter & Gamble Company 23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including, without limitation, in the following sections: “Management's Discussion and Analysis” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Economic Conditions, Challenges and Risks" and the section titled “Risk Factors” (Item 1A of this Form 10-K). Forward-looking statements are made as of the date of this report and we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
The following Management's Discussion and Analysis (MD&A) is intended to provide the reader with an understanding of P&G's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes. MD&A is organized in the following sections:

•	Overview

•	Summary of 2013 Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations

•	Segment Results

•	Cash Flow, Financial Condition and Liquidity

•	Significant Accounting Policies and Estimates

•	Other Information
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core earnings per share (Core EPS), free cash flow and free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange, acquisitions and divestitures. Core EPS is diluted net earnings per share from continuing operations excluding certain specified charges and gains. Free cash flow is operating cash flow less capital spending. Free cash flow productivity is the ratio of free cash flow to net earnings. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of MD&A provides more details on the use and derivation of these measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates. All market share references represent the percentage of sales in dollar terms on a constant currency basis of our products, relative to all product sales in the category and are measured on an annual basis versus the prior 12 month period. References to competitive activity include promotional and product initiatives from our competitors.
OVERVIEW
P&G is a global leader in retail goods focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons and high-frequency stores. We continue to expand our presence in other channels, including perfumeries, pharmacies and e-commerce. We have on-the-ground operations in approximately 70 countries.
Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price tiers (referred to as super-premium, premium, mid-tier and value-tier products). We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.

24 The Procter & Gamble Company

ORGANIZATIONAL STRUCTURE
Our organizational structure is comprised of Global Business Units (GBUs), Global Operations, Global Business Services (GBS) and Corporate Functions (CF).
Global Business Units
Under U.S. GAAP, the GBUs are aggregated into five reportable segments: Beauty; Grooming; Health Care; Fabric Care and Home Care; and Baby Care and Family Care. The GBUs are responsible for developing overall brand strategy, new product upgrades and innovations and marketing plans. The following provides additional detail on our reportable segments and the key product categories and brand composition within each segment.

Reportable Segment	% of Net Sales*	% of Net Earnings*	GBUs (Categories)	Billion Dollar Brands
Beauty	24%	21%	Beauty Care (Antiperspirant and Deodorant, Cosmetics, Personal Cleansing, Skin Care); Hair Care and Color; Prestige (SK-II, Fragrances); Salon Professional	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	9%	16%	Shave Care (Blades and Razors, Pre- and Post-Shave Products); Braun and Appliances	Fusion, Gillette, Mach3, Prestobarba
Health Care	15%	17%
Feminine Care (Feminine Care, Incontinence); Oral Care (Toothbrush, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Other Personal Health Care, Vitamins/Minerals/Supplements)
				Always, Crest, Oral-B, Vicks
Fabric Care and Home Care	32%	27%	Fabric Care (Bleach and Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, Surface Care); Personal Power (Batteries); Pet Care; Professional	Ace, Ariel, Dawn, Downy, Duracell, Febreze, Gain, Iams, Tide
Baby Care and Family Care	20%	19%	Baby Care (Baby Wipes, Diapers and Pants); Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Pampers
* Percent of net sales and net earnings from continuing operations for the year ended June 30, 2013 (excluding results held in Corporate).

Recent Developments: In fiscal 2012, we completed the divestiture of our snacks business to The Kellogg Company. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of our snacks business are presented as discontinued operations in 2012 and, as such, have been excluded from continuing operations and from segment results for all periods presented.
Beauty: We are a global market leader in the beauty category. Most of the beauty markets in which we compete are highly fragmented with a large number of global and local competitors. We compete in beauty care, hair care and color and prestige. In beauty care, we offer a wide variety of products, ranging from deodorants to cosmetics to skin care, such as our Olay brand, which is the top facial skin care brand in the world with approximately 10% global market share. In hair care and color, we compete in both the retail and salon professional channels. We are the global market leader in the hair care and color market with over 20% global market share behind our Pantene and Head & Shoulders brands. In the prestige channel, we compete primarily with our prestige fragrances and the SK-II brand. We are the global market leader in prestige fragrances, primarily behind our Dolce & Gabbana, Gucci and Hugo Boss fragrance brands.

Grooming: We are the global market leader in the blades and razors market globally and in nearly all of the geographies in which we compete. Our global blades and razors market share is approximately 70%, primarily behind the Gillette franchise including Fusion, Mach3, Prestobarba and Venus. Our electronic hair removal devices, such as electric razors and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold over 20% of the male shavers market and over 40% of the female epilators market.
Health Care: We compete in oral care, feminine care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with approximately 20% global market share. We are the global market leader in the feminine care category with over 30% global market share. In personal health care, we are the global market leader in nonprescription heartburn medications behind our Prilosec OTC brand and in respiratory treatments behind our Vicks brand. Nearly all of our sales outside the U.S in personal health are generated through the PGT Healthcare partnership with Teva Pharmaceuticals Ltd.

The Procter & Gamble Company 25

Fabric Care and Home Care: This segment is comprised of a variety of fabric care products, including: laundry detergents, additives and fabric enhancers; home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners; batteries; and pet care. In fabric care, we generally have the number one or number two share position in the markets in which we compete and are the global market leader, with over 25% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is approximately 20% across the categories in which we compete. In batteries, we have over 25% global battery market share, behind our Duracell brand. In pet care, we compete in several markets primarily in the premium pet care segment, with the Iams and Eukanuba brands. The vast majority of our pet care business is in North America, where we have over 5% market share.
Baby Care and Family Care: In baby care, we compete mainly in diapers, pants and baby wipes, with approximately 35% global market share. We are the number one or number two baby care competitor in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of more than $10 billion. Our family care business is predominantly a North American business comprised largely of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are approximately 45% for Bounty and over 25% for Charmin.
Fiscal Year 2014 Changes to Global Business Unit Structure
We recently announced a number of changes to our GBU structure, which will result in changes to our reportable segments. Effective July 1, 2013, as part of our plan to improve business performance, we organized our Global Business Units into four industry-based sectors, comprised of 1) Global Baby, Feminine and Family Care, 2) Global Beauty, 3) Global Health and Grooming, and 4) Global Fabric and Home Care. Under U.S. GAAP, the GBUs underlying these sectors will be aggregated into five reportable segments: 1) Global Baby, Feminine and Family Care, 2) Global Beauty, 3) Global Health, 4) Grooming and 5) Global Fabric and Home Care. As a result, Feminine Care will transition from Health Care to Global Baby, Feminine and Family Care. Additionally, Pet Care will transition from Fabric Care and Home Care to Global Health.
These changes will be reflected in our segment reporting beginning in fiscal year 2014, at which time our historical segment reporting will also be restated to reflect the new structure. The segment discussions in MD&A and the accompanying Consolidated Financial Statements reflect the organizational structure that existed through June 30, 2013.
Global Operations
Global Operations is comprised of our Market Development Organization (MDO), which is responsible for developing go-to-market plans at the local level. The MDO includes dedicated retail customer, trade channel and country-specific teams. It is organized along five geographic regions: North America, Western Europe, Central & Eastern Europe/Middle East/Africa (CEEMEA), Latin America and Asia, which is comprised of Japan, Greater China and ASEAN/Australia/India/Korea (AAIK). Throughout MD&A, we reference business results in developing markets, which we define as the aggregate of CEEMEA, Latin America, AAIK and Greater China, and developed markets, which are comprised of North America, Western Europe and Japan.
Global Business Services
GBS provides technology, processes and standard data tools to enable the GBUs and the MDO to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
Corporate Functions
CF provides Company-level strategy and portfolio analysis, corporate accounting, treasury, tax, external relations, governance, human resources and legal, as well as other centralized functional support.
STRATEGIC FOCUS
We are focused on strategies that we believe are right for the long-term health of the Company with the objective of delivering total shareholder return in the top one-third of our peer group.
We are focusing our resources on our leading, most profitable categories and markets.

•	We will focus on our core markets, such as the U.S., to strengthen and grow these businesses.

•	We will focus our developing market investments on the categories and countries with the largest size of prize and highest likelihood of winning.

•	We will focus the portfolio, allocating resources to businesses where we can create disproportionate value.
To create flexibility to fund our growth efforts and deliver our financial commitments, we are working to make productivity a core strength for P&G. We have taken significant steps to accelerate cost savings, including a five-year cost savings initiative which was announced in February 2012. The cost savings program covers all elements of costs including cost of goods sold, marketing expense and non-manufacturing overhead.
Innovation has always been - and continues to be - P&G's lifeblood. To consistently win with consumers around the world across price tiers and preferences and to consistently win versus our best competitors, each P&G product category needs a full portfolio of innovation, including a mix of commercial programs, product improvements and game-changing innovations.

26 The Procter & Gamble Company

Finally, we are focused on improving operating discipline in everything we do. Executing better than our competitors is how we win with customers and consumers and generate leadership returns for our shareholders.
Given current market growth rates, the Company expects the consistent delivery of the following annual financial targets will result in total shareholder returns in the top third of the competitive peer group:

•	Grow organic sales modestly above market growth rates in the categories and geographies in which we compete,

•	Deliver Core EPS growth of high single digits, and

•	Generate free cash flow productivity of 90% or greater.

SUMMARY OF 2013 RESULTS

Amounts in millions, except per share amounts	2013	Change vs. Prior Year	2012	Change vs. Prior Year	2011
Net sales	$84,167	1%	$83,680	3%	$81,104
Operating income	14,481	9%	13,292	(14)%	15,495
Net earnings from continuing operations	11,402	22%	9,317	(20)%	11,698
Net earnings from discontinued operations	—	(100)%	1,587	593%	229
Net earnings attributable to Procter & Gamble	11,312	5%	10,756	(9)%	11,797
Diluted net earnings per common share	3.86	5%	3.66	(7)%	3.93
Diluted net earnings per share from continuing operations	3.86	24%	3.12	(19)%	3.85
Core earnings per common share	4.05	5%	3.85	(1)%	3.87

•	Net sales increased 1% to $84.2 billion.

◦	Organic sales increased 3%.

◦	Unit volume increased 2% due to low single-digit increases in both developing and developed regions.

•	Net earnings attributable to Procter & Gamble were $11.3 billion, an increase of $556 million or 5% versus the prior year period.

◦
Net earnings from continuing operations increased $2.1 billion, or 22%, to $11.4 billion. The combination of the net year-over-year impact of acquisition and divestiture gains and the net year-over-year decline in impairment charges drove $1.9 billion of the increase. The remaining increase was largely due to net sales growth and gross margin expansion.

◦
Net earnings from discontinued operations decreased $1.6 billion due to the gain on the sale of the snacks business and the earnings of the snacks business prior to the divestiture in the prior year period.

•	Diluted net earnings per share increased 5% to $3.86.

◦	Diluted net earnings per share from continuing operations increased 24% to $3.86.

◦	Core EPS increased 5% to $4.05.

•	Cash flow from operating activities was $14.9 billion.

◦	Free cash flow was $10.9 billion.

◦	Free cash flow productivity was 95%.
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

The Procter & Gamble Company 27

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
Daily conduct of our business also depends on our ability to maintain key information technology systems, including systems operated by third-party suppliers and to maintain security over our data.
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as consistent productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange controls, such as Venezuela, China, India, Egypt and Argentina. We need to maintain key manufacturing and supply arrangements, including sole supplier and manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
Global Economic Conditions. Demand for our products has a correlation to global macroeconomic factors. The current macroeconomic factors remain dynamic. Economic changes, terrorist activity, political unrest and natural disasters may result in business interruption, inflation, deflation or decreased demand for our products. Our success will depend, in part, on our ability to manage continued global political and/or economic uncertainty, especially in our significant geographic markets, due to terrorist and other hostile activities or natural disasters. We could also be negatively impacted by a global, regional or national economic crisis, including sovereign risk in the event of a deterioration in the credit worthiness of, or a default by local governments, resulting in a disruption of credit markets. Such events could negatively impact our ability to collect receipts due from governments, including refunds of value added taxes, create significant credit risks relative to our local customers and depository institutions and/or negatively impact our overall liquidity. Additionally, changes in exchange controls and other limits could impact our ability to repatriate earnings from overseas.
Regulatory Environment. Changes in laws, regulations and the related interpretations may alter the environment in which we do business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards and tax laws or the enforcement thereof. Our ability to manage regulatory, tax and legal matters (including, but not limited to, product liability, patent and other intellectual property matters) and to resolve pending legal matters within current estimates may impact our results.
RESULTS OF OPERATIONS
The key metrics included in our discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative expenses (SG&A), other non-operating items and income taxes. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, geographic expansion and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as pricing actions (which can also indirectly impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, product and geographic mix (for example, gross margins in developed markets are generally higher than in developing markets for similar products), the impacts of manufacturing savings projects and to a lesser extent scale impacts (for costs that are fixed or less variable in nature). The primary drivers of SG&A are marketing-related costs and overhead costs. Marketing-related costs are primarily variable in nature, although we do achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. Overhead costs are also variable in nature, but on a relative basis, less so than marketing costs due to our

28 The Procter & Gamble Company

ability to leverage our organization and systems infrastructures to support business growth. Accordingly, we generally experience more scale-related impacts for these costs.
In February and November 2012, the Company made announcements related to a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overhead expenses. The plan is designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five-year period (fiscal 2012 through fiscal 2016) as part of this plan. Overall, the costs are expected to deliver in excess of $2.0 billion in before-tax annual savings.
Net Sales
Fiscal year 2013 compared with fiscal year 2012
Net sales increased 1% to $84.2 billion in 2013 on a 2% increase in unit volume. Volume in Baby Care and Family Care grew mid-single digits. Volume in Fabric Care and Home Care and in Health Care grew low single digits. Beauty volume was in line with the prior year. Grooming volume decreased low single digits. Volume grew low single digits in both developed and developing regions. The impact of overall global market growth was partially offset by market share declines in certain categories. Price increases added 1% to net sales, driven by price increases across all business segments, primarily executed in prior periods to offset cost increases and devaluing developing market currencies. Foreign exchange reduced net sales by 2%. Organic sales growth was 3% driven by both volume and price increases.
Fiscal year 2012 compared with fiscal year 2011
Net sales increased 3% to $83.7 billion in 2012 on unit volume that was consistent with the prior year period. Difficult macroeconomic conditions caused a slowdown in market growth in fiscal 2012, particularly in developed markets. In addition, we initiated a number of price increases across each reportable segment in fiscal 2012, in large part to recover the rising cost of commodities and currency devaluations. These factors negatively impacted volume growth in 2012, but the price increases led to higher overall sales. Volume grew low single digits in Beauty, Grooming, Health Care, and Baby Care and Family Care. Fabric Care and Home Care volume decreased low single digits. Volume grew mid-single digits in developing regions and was down low single digits in developed regions. The impact of overall global market growth was partially offset by market share declines in certain categories. Price increases added 4% to net sales, driven by price increases across all business segments and regions, primarily to help offset commodity costs and devaluing currencies in certain developing markets. Mix reduced net sales by 1% due to unfavorable geographic mix across the Beauty, Grooming, Health Care and Fabric Care and Home Care reportable segments and unfavorable product mix. Foreign exchange was neutral to net sales. Organic sales growth was 3% driven by price increases.

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2013	Basis Point Change	2012	Basis Point Change	2011
Gross margin	49.6%	30	49.3%	(160)	50.9%
Selling, general and administrative expense	32.0%	50	31.5%	(30)	31.8%
Goodwill and indefinite-lived intangible asset and impairment charges	0.4%	(150)	1.9%	190	—%
Operating margin	17.2%	130	15.9%	(320)	19.1%
Earnings from continuing operations before income taxes	17.6%	230	15.3%	(320)	18.5%
Net earnings from continuing operations	13.5%	240	11.1%	(330)	14.4%
Net earnings attributable to Procter & Gamble	13.4%	50	12.9%	(170)	14.6%
Fiscal year 2013 compared with fiscal year 2012
Gross margin expanded 30 basis points in 2013 to 49.6% of net sales, driven by higher pricing and manufacturing cost savings, partially offset by negative mix and higher commodity costs. Gross margin was positively impacted by 70 basis points from higher pricing and approximately 160 basis points from manufacturing cost savings. Gross margin was negatively impacted by 160 basis points from negative geographic and product mix behind disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the Company average. Gross margin was also reduced by capacity investments and to a lesser extent by foreign exchange impacts and higher commodity costs.
Total SG&A increased 2% to $27.0 billion in 2013, driven by a charge for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela and an increase in marketing spending, partially

The Procter & Gamble Company 29

offset by reduced overhead costs as a result of the productivity and cost savings plan. SG&A as a percentage of net sales increased 50 basis points to 32.0% largely due to a 40 basis point impact from the Venezuela devaluation charge and a 10 basis point increase in marketing spending as a percentage of net sales. Overhead costs as a percentage of net sales declined 20 basis points, as a 70-basis point benefit from our productivity and cost savings plan and 20 basis points of lower restructuring costs were largely offset by the impact of foreign exchange. This was due to a higher portion of SG&A spending in strengthening currencies as compared to net sales, higher employee wages and benefit costs and increased merchandising investments.
In fiscal 2013 we incurred impairment charges of $308 million ($290 million after-tax) related to the carrying value of goodwill in our Appliances business and the related Braun trade name intangible asset. In fiscal 2012 we incurred impairment charges of $1.6 billion ($1.5 billion after-tax) related to the carrying values of goodwill in our Appliances and Salon Professional businesses and our Koleston Perfect and Wella indefinite-lived intangible assets, which are part of our Salon Professional business. See Note 2 to our Consolidated Financial Statements for more details, including factors leading to the impairment charges. Since goodwill is included in Corporate for internal management and segment reporting, the goodwill impairment charges are included in the Corporate segment. The indefinite-lived intangible asset impairments are also included in the Corporate segment for management and segment reporting.
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
Total SG&A increased 3% to $26.4 billion in 2012, driven by higher marketing spending to support initiative activity and a $510 million increase in restructuring spending from our productivity and cost savings plan, partially offset by a reduction in competition law fines (see Item 3 of this Form 10-K and Note 11 to our Consolidated Financial Statements), which were $303 million in 2011 compared to $75 million in 2012. SG&A as a percentage of net sales decreased 30 basis points to 31.5%, as reduced competition law fines and the impact of increased scale leverage on marketing and overhead costs from higher sales were partially offset by 60 basis points of incremental restructuring costs.

Non-Operating Items
Fiscal year 2013 compared with fiscal year 2012
Interest expense decreased 13% in 2013 to $667 million, due to lower interest rates on floating-rate debt. Interest income increased 13% in 2013 to $87 million, due to an increase in cash, cash equivalents and debt securities. Other non-operating income, net primarily includes divestiture gains and investment income. Other non-operating income increased $757 million to $942 million in 2013 mainly due to net acquisition and divestiture activities. A holding gain of $631 million resulting from the purchase of the balance of P&G's Baby Care and Feminine Care joint venture in Iberia and a gain of approximately $250 million from the sale of our Italian bleach business, both in the current year, were partially offset by a $130 million divestiture gain from the PUR water filtration business in the prior year period.
Fiscal year 2012 compared with fiscal year 2011
In 2012, interest expense decreased 7% to $769 million, due to lower interest rates on floating-rate debt and a decrease in average debt outstanding. Interest income increased 24% in 2012 to $77 million, due to an increase in cash, cash equivalents and debt securities. Other non-operating income, net decreased $86 million to $185 million in 2012 mainly behind the impact of minor brand divestitures. A divestiture gain from the sale of the PUR water filtration brand in fiscal 2012 was less than the Zest and Infasil divestiture gains in fiscal 2011.
Income Taxes
Fiscal year 2013 compared with fiscal year 2012
The effective tax rate on continuing operations decreased 390 basis points to 23.2% in 2013. The primary drivers of this rate decline were as follows:

•
Approximately 210 basis points due to the non-deductibility of impairment charges related to our Appliances and Salon Professional businesses, which were higher in the base period versus the current year.

•
Approximately 100 basis points due to the tax impacts from acquisition and divestiture activity (primarily the non-taxable gain on the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia).

•
Approximately 50 basis points due to the net impact of favorable discrete adjustments related to uncertain income tax positions. The current year net benefit was $275, or 180 basis points, versus a net benefit of 130 basis points in the prior year.

•	Approximately 20 basis points from the impact of the Venezuela currency devaluation.

30 The Procter & Gamble Company

Fiscal year 2012 compared with fiscal year 2011
In 2012, the effective tax rate on continuing operations increased 510 basis points to 27.1% primarily due to a 250-basis point impact from the non-deductibility of impairment charges in fiscal 2012 and the net impact of favorable discrete adjustments related to uncertain income tax positions, which drove 250 basis points of the tax rate difference. The net benefit from favorable discrete adjustments was $165 million in fiscal 2012, which netted to 130 basis points, versus 380 basis points of net benefits in fiscal 2011.
Net Earnings
Fiscal year 2013 compared with fiscal year 2012
Net earnings from continuing operations increased $2.1 billion or 22% to $11.4 billion in 2013. The combination of the net year-over-year impact of acquisition and divestiture gains and the net year-over-year decline in impairment charges drove $1.9 billion of the increase. Earnings also increased due to the increase in net sales and the 30-basis point gross margin expansion in the current year.
Net earnings from discontinued operations decreased $1.6 billion in 2013 due to the gain on the divestiture of the snacks business and the earnings from the snacks business prior to the divestiture in the prior year period. Net earnings attributable to Procter & Gamble increased $556 million, or 5% to $11.3 billion.
Diluted net earnings per share from continuing operations increased 24% to $3.86 due to the increase in net earnings and a reduction in shares outstanding. The number of shares outstanding decreased due to $6.0 billion of treasury share repurchases under our publicly announced share repurchase program, partially offset by shares issued under share-based compensation plans. Diluted net earnings per share from discontinued operations was $0.54 in the prior year period (zero in the current period) due to the gain on the divestiture of the snacks business and earnings of the snacks business prior to the divestiture. Diluted net earnings per share increased 5% to $3.86.
Core EPS increased 5% to $4.05 primarily due to increased net sales, gross margin expansion and the reduction in shares outstanding. Core EPS represents diluted net earnings per share from continuing operations excluding the current period charge for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela, the current year holding gain on the purchase of the balance of our Iberian joint venture and charges in both years for European legal matters, incremental restructuring related to our productivity and cost savings plan and impairments of goodwill and indefinite-lived intangible assets.
Fiscal year 2012 compared with fiscal year 2011
In 2012, net earnings from continuing operations decreased 20% to $9.3 billion as an increase in net sales was more than offset by the impact of impairment charges, incremental restructuring charges and an increase in income taxes. Operating margin declined 320 basis points due primarily to a 190-basis point impact from goodwill and intangible assets impairment charges in our Appliances and Salon Professional businesses and an 85-basis point impact from incremental restructuring charges. The impact of higher commodity costs and negative product mix was largely offset by higher pricing, manufacturing cost savings and increased scale leverage.
Net earnings from discontinued operations increased $1.4 billion in 2012 due to the gain on the divestiture of the snacks business. Net earnings attributable to Procter & Gamble declined 9% to $10.8 billion.
Diluted net earnings per share from continuing operations decreased 19% in 2012 to $3.12 due to the decline in net earnings, partially offset by a reduction in shares outstanding. The reduction in the number of shares outstanding was driven by treasury share repurchases of $4.0 billion, which were made under our publicly announced share repurchase program, partially offset by shares issued under share-based compensation plans. Diluted net earnings per share from discontinued operations increased $0.46 due to the gain on the divestiture of the snacks business, partially offset by a decrease in the earnings of the snacks business prior to the divestiture. Diluted net earnings per share decreased 7% from the prior year to $3.66 in fiscal 2012. Core EPS in 2012 decreased 1% to $3.85.
Venezuela Currency Impacts
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings.
The Venezuelan government has established one official exchange rate for qualifying dividends and imported goods and services. That rate was equal to 4.3 Bolivares Fuertes (VEF) to one U.S. dollar through February 12, 2013. Effective February 13, 2013, the Venezuelan government devalued its currency relative to the U.S. dollar from 4.3 to 6.3 (official rate). The remeasurement of our balance sheets in 2013 to reflect the impact of the devaluation resulted in a net after-tax charge of $236 million ($0.08 per share).  There will also be an ongoing impact related to translating our income statement at the new exchange rates.  Moving from the 4.3 rate to the 6.3 rate will reduce future total Company reported net sales by less than 1% on a going basis.  This does not impact our organic sales growth rate, which excludes the impact of foreign currency changes.  Versus our existing business plans, the exchange rate change reduced our reported earnings per share by approximately $0.04 per share in 2013.

The Procter & Gamble Company 31

Transactions at the official exchange rate are subject to CADIVI (Venezuelan government's Foreign Exchange Administrative Commission). Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the official rate, which is currently the rate expected to be applicable to dividend repatriations.
In addition to the official exchange rate, there had been a parallel exchange market (SITME) that was controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. The published rate was 5.3 through February 12, 2013. The notional amount of transactions that ran through this foreign exchange rate for nonessential goods was restrictive, which for us essentially eliminated our ability to access any foreign exchange rate other than the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. When the government devalued its currency in February, 2013, it also eliminated SITME, but established a new exchange rate market program, referred to as SICAD.  As of June 30, 2013, there is little official information available on the new auction process or the underlying auction rates.
As of June 30, 2013, we had net monetary assets denominated in local currency of $913 million. Local currency balances decreased 14% since June 30, 2012 due to the impact of the February 2013 devaluation and an increase in payments by the government through CADIVI, partially offset by an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments. Prior to the February 2013 devaluation, a portion of our net monetary assets denominated in local currency was remeasured using the SITME rate because we planned to use that amount of the net assets (largely cash) to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars. The remaining net monetary asset balances had been reflected within our Consolidated Financial Statements at the 4.3 official exchange rate. However, as noted in the preceding paragraph, the parallel SITME market was eliminated at the time of the February 2013 devaluation, and there is little information available on the SICAD mechanism.  Accordingly, all of our net monetary assets are measured at the official 6.3 exchange rate at June 30, 2013.
Additionally, the Venezuelan government enacted a price control law during the second half of fiscal 2012 that negatively impacted the net selling prices of certain products sold in Venezuela.
Depending on the ultimate transparency and liquidity of the SICAD market, it is possible that we may remeasure a portion of our net monetary balances (the amount of the net assets needed to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars, approximately $240 million as of June 30, 2013) at the SICAD rate. This would result in an additional devaluation charge. Over time, we intend to restore net sales and profit to levels achieved prior to the devaluation. However, our ability to do so will be impacted by several factors. These include the Company's ability to mitigate the effect of the recently enacted price controls, any potential future devaluation, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities. In addition, depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivable, we may have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official exchange rates.
SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs such as interest expense, investing activities and certain restructuring and asset impairment costs. These costs are reported in our Corporate segment and are included as part of our Corporate segment discussion. Additionally, as described in Note 12 to the Consolidated Financial Statements, we have investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions and, therefore, do not consolidate these companies for U.S. GAAP purposes ("unconsolidated entities"). Given that certain of these investments are managed as integral parts of the Company's business units, they are accounted for as if they were consolidated subsidiaries for management and segment reporting purposes. This means pre-tax earnings in the business units include 100% of each pre-tax income statement component. In determining after-tax earnings in the business units, we eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest, and apply the statutory tax rates. Eliminations to adjust each line item to U.S. GAAP are included in our Corporate segment. All references to net earnings throughout the discussion of segment results refer to net earnings from continuing operations.

32 The Procter & Gamble Company

	Net Sales Change Drivers (2013 vs. 2012)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other	Net Sales Growth
Beauty	0%	0%	-2%	2%	-1%	-1%	-2%
Grooming	-1%	0%	-4%	2%	0%	-1%	-4%
Health Care	3%	3%	-3%	1%	1%	1%	3%
Fabric Care and Home Care	3%	3%	-2%	1%	-1%	0%	1%
Baby Care and Family Care	4%	4%	-2%	1%	-1%	0%	2%
TOTAL COMPANY	2%	2%	-2%	1%	0%	0%	1%

	Net Sales Change Drivers (2012 vs. 2011)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other	Net Sales Growth
Beauty	2%	2%	0%	3%	-3%	0%	2%
Grooming	1%	1%	-1%	2%	-1%	0%	1%
Health Care	1%	0%	0%	3%	-1%	0%	3%
Fabric Care and Home Care	-1%	-1%	0%	5%	-1%	0%	3%
Baby Care and Family Care	1%	1%	0%	5%	0%	0%	6%
TOTAL COMPANY	0%	0%	0%	4%	-1%	0%	3%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied. Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2013	Change vs 2012	2012	Change vs 2011
Volume	n/a	0%	n/a	+2%
Net sales	$19,956	-2%	$20,318	+2%
Net earnings	$2,474	+4%	$2,390	-6%
% of Net Sales	12.4%	60 bps	11.8%	(100) bps
Fiscal year 2013 compared with fiscal year 2012
Beauty net sales decreased 2% to $20.0 billion in 2013 on unit volume that was in line with the prior year period. Organic sales increased 1%. Price increases contributed 2% to net sales growth. Unfavorable geographic mix reduced net sales by 1% due to disproportionate growth in developing regions, which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 2%. The mix impact of minor brand divestitures reduced net sales by 1%. Global market share of the Beauty segment decreased 0.5 points. Volume increased low single digits in developing markets and decreased low single digits in developed regions. Volume in Hair Care and Color was in line with the prior year period due to a low single-digit increase in developing regions from market growth and innovation offset by a low single-digit decline in developed regions from reduced shipments as a result of price gaps versus competition. Global market share of the hair care and color category was down more than half a point. Volume in Beauty Care was in line with the prior year period. A low single-digit volume increase in personal cleansing and a mid-single-digit increase in deodorants, driven by innovation and market growth in developing regions, was offset by a mid-single-digit decline in facial skin care, where global market share decreased about a point. Volume in Salon Professional was in line with the prior year period due to mid-single-digit growth in developing markets behind new innovations, offset by a low single-digit decline in developed regions from market contraction. Volume in Prestige was in line with the prior year period due to minor brand divestitures and market contraction in Western Europe, offset by innovation and market growth in developing markets. Organic volume in Prestige increased low single digits.
Net earnings increased 4% to $2.5 billion, as lower net sales were more than offset by a 60-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion, a decrease in SG&A as a percentage of sales and a lower effective tax rate. Gross margin increased behind manufacturing cost savings and higher pricing. SG&A as a percentage of net sales declined largely due to reduced overhead spending. The effective tax rate declined due to the geographic mix of earnings.
Fiscal year 2012 compared with fiscal year 2011
Beauty net sales increased 2% to $20.3 billion in 2012 on unit volume growth of 2%. Organic sales also grew 2% on 2% organic volume growth. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 3% behind a decrease in Salon Professional and

The Procter & Gamble Company 33

disproportionate growth in developing regions, which have lower than segment average selling prices. Global market share of the Beauty segment decreased 0.3 points. Volume increased mid-single digits in developing regions while developed region volume decreased low single digits. Volume in Hair Care and Color grew mid-single digits behind high single-digit growth in developing regions led by Pantene initiatives and Head & Shoulders geographic expansion. Volume in developed regions was down low single digits due to competitive activity. Global market share of the hair care category was unchanged. Volume in Beauty Care decreased mid-single digits due to the Zest and Infasil divestitures and the impact of competitive activity in North America and Western Europe which contributed to about half a point of global share loss. Volume in Salon Professional was down high single digits mainly due to market contraction in Europe and the impact of competitive activity. Volume in Prestige Products increased mid-single digits driven by initiative activity, partially offset by minor brand divestitures.
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
GROOMING

($ millions)	2013	Change vs 2012	2012	Change vs 2011
Volume	n/a	-1%	n/a	+1%
Net sales	$8,038	-4%	$8,339	+1%
Net earnings	$1,837	+2%	$1,807	+2%
% of Net Sales	22.9%	120 bps	21.7%	10 bps
Fiscal year 2013 compared with fiscal year 2012
Grooming net sales decreased 4% to $8.0 billion in 2013 on a 1% decrease in unit volume. Organic sales were up 2% on organic volume that was in line with the prior year period. Price increases contributed 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 4%. The impact of the Braun household appliances business divestiture reduced net sales by 1%. Global market share of the Grooming segment increased 0.4 points. Volume increased low single digits in developing regions and decreased mid-single digits in developed regions. Shave Care volume increased low single digits due to low single-digit growth in developing regions, primarily behind market growth and innovation expansion, partially offset by a low single-digit decrease in developed regions primarily due to market contraction in Western Europe. Global market share of the blades and razors category was up less than half a point. Volume in Appliances decreased double digits due to the sale of the Braun household appliances business, competitive activity and market contraction. Organic volume in Appliances declined high single digits. Global market share of the appliances category decreased nearly half a point.
Net earnings increased 2% to $1.8 billion due to a 120-basis point increase in net earnings margin, partially offset by the decrease in net sales. Net earnings margin increased primarily due to gross margin expansion. Gross margin increased due to pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased nominally as increased marketing spending was offset by reduced overhead costs.
Fiscal year 2012 compared with fiscal year 2011
Grooming net sales increased 1% to $8.3 billion in 2012 on a 1% increase in unit volume. Organic sales were up 2%. Price increases contributed 2% to net sales growth. Unfavorable geographic and product mix decreased net sales by 1% mainly due to disproportionate growth in developing markets, which have lower than segment average selling prices. Unfavorable foreign exchange decreased net sales growth by 1%. Global market share of the Grooming segment decreased 0.2 points. Volume grew mid-single digits in developing regions due to initiative activity and market growth and decreased low single digits in developed regions primarily due to competitive activity. Volume in Shave Care was up low single digits due to mid-single-digit growth in developing regions behind initiatives, Fusion ProGlide geographic expansion and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction and the impact of competitive activity. Global market share of the blades and razors category was unchanged. Volume in Appliances decreased mid-single digits due to market contraction in Western Europe and the impact of competitive activity. Global market share of the dry shave category was down over 2 points.
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

34 The Procter & Gamble Company

HEALTH CARE

($ millions)	2013	Change vs 2012	2012	Change vs 2011
Volume	n/a	+3%	n/a	+1%
Net sales	$12,830	+3%	$12,421	+3%
Net earnings	$1,898	+4%	$1,826	+2%
% of Net Sales	14.8%	10 bps	14.7%	(20) bps
Fiscal year 2013 compared with fiscal year 2012
Health Care net sales increased 3% to $12.8 billion in 2013 on a 3% increase in unit volume. Organic sales were up 5%. Price increases contributed 1% to net sales growth. Favorable product mix, partially offset by unfavorable geographic mix, increased net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. The mix impact from acquisitions and divestitures increased net sales by 1%. Global market share of the health care segment decreased 0.3 points. Volume increased mid-single digits in developing regions and increased low single digits in developed regions. Oral Care volume increased mid-single digits due to geographic expansion, innovation and market growth. Global market share of the oral care category was down slightly. Volume in Personal Health Care increased mid-single digits partially due to a net increase from prior year acquisition and divestiture activity (the addition of the PGT Healthcare partnership and New Chapter VMS, partially offset by the divestiture of the PuR business). Organic volume increased low single digits primarily due to the launch of ZzzQuil and geographic expansion for Vicks. Volume in Feminine Care increased low single digits with mid-single-digit growth in developing markets behind market growth and innovation partially offset by a low single-digit decrease in developed regions due to increased promotional activity from competition and market contraction. Global market share of the feminine care category was down half a point.
Net earnings increased 4% to $1.9 billion due to higher net sales and a 10-basis point increase in net earnings margin. Net earnings margin increased due to a reduction in overhead spending, partially offset by an increase in marketing spending and gross margin contraction. Gross margin decreased due to increased commodity costs and supply chain investments, partially offset by higher pricing and manufacturing cost savings.
Fiscal year 2012 compared with fiscal year 2011
Health Care net sales increased 3% to $12.4 billion in 2012 on 1% growth in unit volume. Organic sales were up 2% on flat organic volume. Price increases contributed 3% to net sales growth. Mix negatively impacted net sales by 1% due to disproportionate growth in certain developing countries and products with lower than segment average selling prices. Global market share of the Health Care segment decreased 0.1 points. Volume increased mid-single digits in developing regions and decreased low single digits in developed regions. Oral Care volume was in line with the prior year period as the expansion of Oral-B toothpaste in Western Europe and Latin America was offset by the impact of competitive activity in developed markets and Asia and lost volume following price increases in Asia. Global market share of the oral care category was down slightly. Volume in Personal Health Care increased low single digits driven by the addition of the PGT Healthcare partnership. Organic volume was down low single digits as the benefits from market growth were more than offset by lower shipments of Prilosec OTC in North America. All-outlet value share of the U.S. personal health care market was down slightly. Volume in Feminine Care was up low single digits driven by mid-single-digit growth in developing markets due to market growth and initiative activity in India, Brazil and CEEMEA. Feminine Care global market share was down about half a point.
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
FABRIC CARE AND HOME CARE

($ millions)	2013	Change vs 2012	2012	Change vs 2011
Volume	n/a	+3%	n/a	-1%
Net sales	$27,448	+1%	$27,254	+3%
Net earnings	$3,126	+7%	$2,915	-6%
% of Net Sales	11.4%	70 bps	10.7%	(100) bps
Fiscal year 2013 compared with fiscal year 2012
Fabric Care and Home Care net sales increased 1% in 2013 to $27.4 billion on a 3% increase in unit volume. Organic sales were up 3%. Price increases contributed 1% to net sales growth. Unfavorable product mix decreased net sales by 1% driven by a reduction in Pet Care volume, which has higher than segment average selling prices. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. Volume increased mid-single digits in developing regions and low single digits in developed regions. Fabric Care volume increased low single digits behind low single-digit growth in developed regions and mid-single-digit growth in developing regions, driven primarily by Asia. Overall growth due to innovation and market growth was partially offset by the impacts of competitive activity. Global market share of the fabric care category decreased more than half a point. Home Care volume increased mid-single digits driven by a high single-digit increase in developing markets, behind innovation and distribution expansion, and a low single-digit increase in developed markets primarily due to the impact of reduced

The Procter & Gamble Company 35

pricing in North America. Global market share of the home care category was unchanged. Batteries volume increased low single digits due to a mid-single-digit increase in developing regions from market growth and geographic expansion, partially offset by a low single-digit decrease in developed markets due to market contraction and share losses, primarily behind higher pricing in Western Europe to improve the margin structure. Global market share of the batteries category was unchanged. Pet Care volume decreased mid-single digits due to competitive activity and the impact of product recalls for Natura in developed markets. Volume was in line with the prior year in developing regions. Global market share of the pet care category was down less than half a point.
Net earnings increased 7% to $3.1 billion due to a 70-basis point increase in net earnings margin and the increase in net sales. Net earnings margin increased mainly due to gross margin expansion. Gross margin increased due to higher pricing and manufacturing cost savings, partially offset by higher commodity costs and the impact from product recalls on the Natura brand. SG&A as a percentage of net sales was nearly unchanged, as increased marketing spending was largely offset by reduced overhead costs.
Fiscal year 2012 compared with fiscal year 2011
Fabric Care and Home Care net sales increased 3% to $27.3 billion in 2012. Unit volume decreased 1%. Organic sales were up 3%. Price increases contributed 5% to net sales growth. Mix negatively impacted net sales growth by 1% due to disproportionate growth of mid-tier product lines and developing regions, which have lower than segment average selling prices. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. Volume in developing regions grew mid-single digits, while volume in developed regions decreased mid-single digits. Fabric Care volume decreased low single digits mainly due to the impact of price increases in North America, partially offset by growth in Asia. Global market share of the fabric care category decreased half a point. Home Care volume increased low single digits driven by initiative activity and distribution expansion in developing regions, partially offset by a low single-digit decline in developed regions due to the impact of price increases. Global market share of the home care category was unchanged. Batteries volume decreased low single digits due to market contraction and distribution losses in developed markets, partially offset by market growth and distribution expansion in developing regions. Global market share of the batteries category increased about half a point. Pet Care volume decreased high single digits due mainly to market contraction and customer inventory reductions. Global market share of the pet care category was down about half a point.
Net earnings decreased 6% to $2.9 billion as net sales growth was more than offset by a 100-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to gross margin contraction. Gross margin decreased mainly due to higher commodity costs and unfavorable product and geographic mix, partially offset by manufacturing cost savings and higher pricing. SG&A as a percentage of net sales decreased nominally as higher marketing costs were largely offset by overhead scale leverage from increased sales.
BABY CARE AND FAMILY CARE

($ millions)	2013	Change vs 2012	2012	Change vs 2011
Volume	n/a	+4%	n/a	+1%
Net sales	$16,790	+2%	$16,493	+6%
Net earnings	$2,242	+6%	$2,123	+7%
% of Net Sales	13.4%	50 bps	12.9%	20 bps
Fiscal year 2013 compared with fiscal year 2012
Baby Care and Family Care net sales increased 2% to $16.8 billion in 2013 on 4% volume growth. Organic sales were up 4%. Pricing added 1% to net sales growth. Product mix reduced net sales by 1% due to disproportionate growth of Family Care, which has lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Baby Care and Family Care segment decreased 0.3 points. Volume increased mid-single digits in developing regions and low single digits in developed regions. Volume in Baby Care increased low single digits as a mid-single-digit increase in developing regions from market growth, distribution expansion and innovation, was partially offset by a low single-digit decrease in developed regions due to market contraction and competitive promotional activity, primarily in Western Europe. Global market share of the baby care category decreased nearly half a point. Volume in Family Care increased mid-single digits primarily due to market growth and innovation on Charmin and Bounty. In the U.S., all-outlet share of the family care category was flat.
Net earnings increased 6% to $2.2 billion due to the increase in net sales and a 50-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion. The increase in gross margin was driven by the impact of higher pricing and manufacturing and commodity cost savings, partially offset by unfavorable product and geographic mix.
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

36 The Procter & Gamble Company

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
CORPORATE

($ millions)	2013	Change vs 2012	2012	Change vs 2011
Net sales	$(895)	-22%	$(1,145)	-9%
Net earnings	$(175)	N/A	$(1,744)	N/A
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
Corporate net sales primarily reflect the adjustment to eliminate the sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally negative. Negative net sales in Corporate for 2013 decreased by $250 million due to 1) the purchase of the balance of our Iberian joint venture (after which this business is consolidated for both segment and consolidated results and the underlying sales no longer need to be eliminated) and 2) smaller adjustments required to eliminate reduced sales of the remaining unconsolidated entities. Corporate net earnings improved $1.6 billion primarily due to reduced net after-tax goodwill and intangible asset impairment charges (which totaled $1.5 billion in the prior year as compared to $290 million in the current period), along with the current year net after-tax holding gain related to the purchase of the balance of our Iberian joint venture, partially offset by the current year charge for the impact of the Venezuela devaluation. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.
In 2012, negative net sales in Corporate decreased by $108 million due to adjustments required to eliminate the lower net sales of unconsolidated entities. Corporate net earnings declined $2.2 billion primarily due to the net after tax goodwill and intangible asset impairment charges of $1.5 billion, incremental after-tax restructuring charges of $587 million and the impact of lower net discrete tax adjustments in 2012. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section above.
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
As part of this plan, the Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately 55% of the costs have been incurred through the end of fiscal 2013. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the costs are expected to deliver in excess of $2 billion in before-tax annual savings.  The cumulative before-tax savings realized as a result of restructuring costs incurred through 2013 were approximately $940 million.
Restructuring accruals of $323 million as of June 30, 2013, are classified as current liabilities.  Approximately 86% of the restructuring charges incurred during fiscal 2013 either have been or will be settled with cash.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Refer to Note 3 to our Consolidated Financial Statements for more details on the restructuring program.

The Procter & Gamble Company 37

CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and ready access to capital markets at competitive rates.
Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund shareholder dividends. Other discretionary uses include share repurchases and acquisitions to complement our portfolio of businesses, brands and geographies. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Operating Cash Flow
Fiscal year 2013 compared with fiscal year 2012
Operating cash flow was $14.9 billion in 2013, a 12% increase from the prior year. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, stock-based compensation, asset impairments, deferred income taxes and gains on sale and purchase of businesses) and a decrease in working capital. Increased accounts receivable used $415 million of cash primarily to fund growth. In addition, accounts receivable days sales outstanding increased two days due to the timing and mix of sales late in the period and foreign exchange impacts. Increased inventory used $225 million of cash to support product initiatives and to build stock to support capacity expansions and manufacturing sourcing changes, partially offset by inventory management improvement efforts. Inventory days on hand increased by one day primarily due to foreign exchange impacts. Increased accounts payable, accrued and other liabilities generated $1.3 billion of cash primarily due to an increase in marketing accruals from increased advertising and other marketing costs.
Fiscal year 2012 compared with fiscal year 2011
Operating cash flow was $13.3 billion in 2012, in line with the prior year. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, stock-based compensation, asset impairments, deferred income taxes and gains on sale of businesses), partially offset by working capital increases. Increased accounts receivable used $427 million of cash to fund growth. However, accounts receivable days sales outstanding were down two days primarily due to the impact of foreign exchange. Inventory generated $77 million of cash, mainly due to an increase in inventory management improvement efforts, partially offset by inventory to support product initiatives and to build stock to support capacity expansions and manufacturing sourcing changes. Inventory days on hand declined by 10 days primarily due to inventory management improvement efforts and the impact of foreign exchange. Accounts payable, accrued and other liabilities used $22 million of cash, due primarily to the payment of fines related to violations of the European competition laws. Cash flow from discontinued operations contributed approximately $200 million to operating cash flow.
Free Cash Flow. We view free cash flow as an important measure because it is a factor impacting the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment. It is defined as operating cash flow less capital expenditures and is one of the measures used to evaluate senior management and determine their at-risk compensation.
Fiscal year 2013 compared with fiscal year 2012
Free cash flow was $10.9 billion in 2013, an increase of 17% versus the prior year. The increase was driven by the increase in operating cash flows. Free cash flow productivity, defined as the ratio of free cash flow to net earnings, was 95% in 2013.
Fiscal year 2012 compared with fiscal year 2011
Free cash flow was $9.3 billion in 2012, a decrease of 7% versus the prior year. Free cash flow decreased primarily due to higher capital spending to support geographic expansion. Free cash flow productivity, defined as the ratio of free cash flow to net earnings, was 85% in 2012.
Investing Cash Flows
Fiscal year 2013 compared with fiscal year 2012
Net investing activities consumed $6.3 billion in cash in 2013 mainly due to capital spending, cash paid for acquisitions and investments in available-for-sale securities, partially offset by asset sales.
Fiscal year 2012 compared with fiscal year 2011
Net investing activities consumed $1.1 billion in cash in 2012 mainly due to capital spending, partially offset by proceeds from asset sales of $2.9 billion. These proceeds were primarily related to cash received from the sale of our snacks business in 2012.
Capital Spending. We manage capital spending to support our business growth plans and have cost controls to deliver our cash generation targets. Capital expenditures, primarily to support capacity expansion, innovation and cost savings, were $4.0 billion in both 2013 and 2012. Capital spending as a percentage of net sales increased 10 basis points to 4.8% in 2013. Capital spending as a percentage of net sales increased 60 basis points to 4.7% in 2012.
Acquisitions. Acquisitions used $1.1 billion of cash in 2013 primarily for the acquisition of our partner's interest in a joint venture in Iberia. Acquisitions used $134 million of

38 The Procter & Gamble Company

cash in 2012 primarily for the acquisition of New Chapter, a vitamins supplement business.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales contributed $584 million in cash in 2013 mainly due to the divestitures of our bleach business in Italy and the Braun household appliances business. Proceeds from asset sales contributed $2.9 billion to cash in 2012 mainly due to the sale of our snacks business.
Financing Cash Flows
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 7% to $2.29 per share in 2013. Total dividend payments to common and preferred shareholders were $6.5 billion in 2013 and $6.1 billion in 2012. In April 2013, the Board of Directors declared an increase in our quarterly dividend from $0.5620 to $0.6015 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 7% increase compared to the prior quarterly dividend and is the 57th consecutive year that our dividend has increased. We have paid a dividend in every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $31.5 billion as of June 30, 2013 and $29.8 billion as of June 30, 2012. Our total debt increased in 2013 mainly due to debt issuances and an increase in commercial paper outstanding, partially offset by bond maturities.
Treasury Purchases. Total share repurchases were $6.0 billion in 2013 and $4.0 billion in 2012.
Liquidity
At June 30, 2013, our current liabilities exceeded current assets by $6.0 billion, largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. Additionally, a portion of our cash is held off-shore by foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
On June 30, 2013, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings are Aa3 (Moody's) and AA- (Standard & Poor's), both with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $11.0 billion facility split between a $7.0 billion 5-year facility and a $4.0 billion 364-day facility, which expire in August 2018 and August 2014, respectively. The 364-day facility can be extended for certain periods of time as specified in, and in accordance with, the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain largely undrawn for the foreseeable future. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

The Procter & Gamble Company 39

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2013.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$31,441	$12,393	$6,004	$2,609	$10,435
Capital leases	31	5	18	8	—
Uncertain tax positions(1)	46	46	—	—	—
OTHER
Interest payments relating to long-term debt	8,220	865	1,382	1,169	4,804
Operating leases(2)	1,512	254	437	302	519
Minimum pension funding(3)	722	263	459	—	—
Purchase obligations(4)	2,183	1,114	625	210	234
TOTAL CONTRACTUAL COMMITMENTS	44,155	14,940	8,925	4,298	15,992

(1)
As of June 30, 2013, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $2.0 billion, including $447 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2013, cannot be made.

(2)	Operating lease obligations are shown net of guaranteed sublease income.

(3)
Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. These amounts do not include expected future discretionary contributions, including the July 2013 contribution to a foreign pension plan of approximately $1 billion. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2016 are not currently determinable.

(4)
Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent future purchases in line with expected usage to obtain favorable pricing. Approximately 20% relates to service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

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

40 The Procter & Gamble Company

expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements or assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.
Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.
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
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate. For additional details on the Company's income taxes, see Note 10 to the Consolidated Financial Statements.
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
The expected return on plan assets assumption impacts our defined benefit expense, since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 9 to the Consolidated Financial Statements. For 2013, the average return on assets assumptions for pension plan assets and OPEB assets were 7.3% and 8.3%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit expense by approximately $100 million.
Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans and OPEB plans of 4.0% and 4.8%, respectively, represents a weighted average of local rates in countries where such plans exist. A 100-basis point change in the pension discount rate would impact annual after-tax defined benefit pension expense by approximately $160 million. A change in the OPEB discount rate of 100 basis points would impact annual after-tax OPEB expense by approximately $65 million. For additional details on our defined benefit pension and OPEB plans, see Note 9 to the Consolidated Financial Statements.
Acquisitions, Goodwill and Intangible Assets
Our Consolidated Financial Statements reflect the operations of an acquired business starting from the completion of the transaction. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
Significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations

The Procter & Gamble Company 41

and assumptions deemed reasonable by management, but are inherently uncertain.
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
Determining the useful life of an intangible asset also requires judgment. Certain brand intangible assets are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain trademarks or brands, customer relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. Our estimates of the useful lives of determinable-lived intangible assets are primarily based on these same factors. All of our acquired technology and customer-related intangible assets are expected to have determinable useful lives.
 The costs of determinable-lived intangible assets are amortized to expense over their estimated lives. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets. We test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We test individual indefinite-lived intangible assets by comparing the book values of each asset to the estimated fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants. When certain events or changes in operating conditions occur, an impairment test is performed and indefinite-lived brands may be adjusted to a determinable life.
With the exception of our Appliances and Salon Professional businesses, all of our reporting units have fair values that significantly exceed recorded values. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect the financial statements in any given year. The recorded value of goodwill and intangible assets from recently impaired businesses and recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge.
For example, the Gillette intangible and goodwill amounts represent values as of a more recent acquisition date and, as such, the amounts are more susceptible to an impairment risk if business operating results or macroeconomic conditions deteriorate. Gillette indefinite-lived intangible assets represent approximately 89% of the $26.8 billion of indefinite-lived intangible assets at June 30, 2013. Goodwill allocated to stand-alone reporting units consisting primarily of businesses purchased as part of the Gillette acquisition represents 42% of the $55.2 billion of goodwill at June 30, 2013. This includes the Shave Care and Appliances businesses, which are components of the Grooming segment, and the Batteries business, which is part of the Fabric Care and Home Care segment.
The results of our impairment testing during fiscal 2012 indicated that the estimated fair values of our Appliances and Salon Professional reporting units were less than their respective carrying amounts. Therefore, we recorded a non-cash before- and after-tax impairment charge of $1.3 billion in fiscal 2012. Additionally, our impairment testing for indefinite-lived intangible assets during fiscal 2012 indicated a decline in the fair value of our Koleston Perfect and Wella trade name intangible assets below their respective carrying values. This resulted in a non-cash, before-tax impairment charge of $246 million ($173 million after-tax) to reduce the carrying amounts of these assets to their estimated fair values.
During the fourth quarter of fiscal 2013, the estimated fair value of our Appliances reporting units declined further, below the carrying amount resulting from the fiscal 2012 impairment. Therefore, we recorded an additional non-cash before and after-tax impairment charge of $259 million in fiscal 2013. Additionally, our fourth quarter 2013 impairment testing for Appliances indicated a decline in the fair value of our Braun trade name intangible asset below its carrying value. This resulted in a non-cash, before-tax impairment charge of $49 million ($31 million after-tax) to reduce the carrying amount of this asset to its estimated fair value.

42 The Procter & Gamble Company

The Appliances business was acquired as part of the Gillette acquisition in 2005 and the Salon Professional business consists primarily of operations acquired in the Wella acquisition in 2004. Both businesses are stand-alone reporting units. These businesses represent some of our more discretionary consumer spending categories. Because of this, their operations and underlying fair values were disproportionately impacted by the economic downturn that began in fiscal 2009, which led to a reduction in home and personal grooming appliance purchases and in visits to hair salons that drove the fiscal 2012 impairment. The additional impairment of the Appliances business in fiscal 2013 was due to the devaluation of currency in Japan, a key country that generates a significant portion of the earnings of the Appliances business, relative to the currencies in which the underlying net assets are recorded. As of June 30, 2013, the Appliances business has remaining goodwill of $313 million, while the Salon Professional business has remaining goodwill of $424 million. As a result of the impairments, the estimated fair value of our Appliances business approximates its carrying value, while the estimated fair value of the Salon Professional business now slightly exceeds its carrying value. Our fiscal 2013 valuations of the Appliances and Salon Professional businesses has them returning to sales and earnings growth rates consistent with our long-term business plans. Failure to achieve these business plans or a further deterioration of the macroeconomic conditions could result in a valuation that would trigger an additional impairment of the goodwill and intangible assets of these businesses.
New Accounting Pronouncements
During fiscal 2013, the Company adopted ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05), and ASU 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). This guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity and requires entities to present the components of net earnings and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We chose to present net earnings and other comprehensive income in two separate but consecutive statements. This guidance also requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. We chose to present the requirements in the notes to the financial statements (see Note 6 to the Consolidated Financial Statements). The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

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
Derivative positions can be monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the CorporateManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2013. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
Our market risk exposures relative to interest rates, currency rates and commodity prices, as discussed below, have not changed materially versus the previous reporting period. In addition, we are not aware of any facts or circumstances that would significantly impact such exposures in the near term.
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
Based on our interest rate exposure as of and during the year ended June 30, 2013, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on

The Procter & Gamble Company 43

historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2013, we believe, at a 95% confidence level based on historical currency rate movements, the impact of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. In addition to fixed price contracts, we may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the year ended June 30, 2013, we did not have material commodity hedging activity.
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

The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2013	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	-2%	2%	1%	1%
Grooming	-4%	4%	2%	2%
Health Care	3%	3%	-1%	5%
Fabric Care and Home Care	1%	2%	0%	3%
Baby Care and Family Care	2%	2%	0%	4%
TOTAL COMPANY	1%	2%	0%	3%

Year ended June 30, 2012	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	2%	0%	0%	2%
Grooming	1%	1%	0%	2%
Health Care	3%	0%	-1%	2%
Fabric Care and Home Care	3%	0%	0%	3%
Baby Care and Family Care	6%	0%	0%	6%
TOTAL COMPANY	3%	0%	0%	3%
* Acquisition/Divestiture Impact includes rounding impacts necessary to reconcile net sales to organic sales.
Core EPS. This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes a charge in 2013 for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela, a holding gain in 2013 on the purchase of the balance of our Iberian joint venture, impairment charges in 2013 and 2012 for goodwill and indefinite-lived intangible assets, charges in 2013 and 2012 related to incremental restructuring due to increased focus on productivity and cost savings, a significant benefit in 2011 from the settlement of U.S. tax litigation primarily related to the valuation of technology donations and charges in 2013, 2012 and 2011 related to pending European legal matters. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

44 The Procter & Gamble Company

The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

Years ended June 30	2013	2012	2011
Diluted net earnings per share - continuing operations	$3.86	$3.12	$3.85
Venezuela balance sheet devaluation Impacts	0.08	—	—
Gain on purchase of balance of Iberian JV	(0.21)
Impairment charges	0.10	0.51	—
Incremental restructuring charges	0.18	0.20	—
Settlement from U.S. tax litigation	—	—	(0.08)
Charges for pending European legal matters	0.05	0.03	0.10
Rounding	(0.01)	(0.01)	—
CORE EPS	4.05	3.85	3.87
Core EPS Growth	5%	(1)%
Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction. The significant adjustment to an income tax reserve was tax expense. There was no tax impact on EPS due to the charges for pending European legal matters.
Free Cash Flow. Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.
Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. Free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.
The following table provides a numerical reconciliation of free cash flow and free cash flow productivity ($ millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
2013	$14,873	$(4,008)	$10,865	$11,402	95%
2012	13,284	(3,964)	9,320	10,904	85%
2011	13,330	(3,306)	10,024	11,927	84%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis, and Note 5 to the Consolidated Financial Statements.

The Procter & Gamble Company 45

Item 8. Financial Statements and Supplementary Data.

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
This commitment to doing what's right is embodied in our financial reporting. High-quality financial reporting is our responsibility, one we execute with integrity, and within both the letter and spirit of the law.
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
Our commitment to providing timely, accurate and understandable information to investors encompasses:
Communicating expectations to employees. Every employee, from senior management on down, is required to be trained on the Company's Worldwide Business Conduct Manual, which sets forth the Company's commitment to conduct its business affairs with high ethical standards. Every employee is held personally accountable for compliance and is provided several means of reporting any concerns about violations of the Worldwide Business Conduct Manual, which is available on our website at www.pg.com.
Maintaining a strong internal control environment. Our system of internal controls includes written policies and procedures, segregation of duties and the careful selection and development of employees. The system is designed to provide reasonable assurance that transactions are executed as authorized and appropriately recorded, that assets are safeguarded and that accounting records are sufficiently reliable to permit the preparation of financial statements conforming in all material respects with accounting principles generally accepted in the United States of America. We monitor these internal controls through control self-assessments conducted by business unit management. In addition to performing financial and compliance audits around the world, our Global Internal Audit organization provides training and continuously improves internal control processes. Appropriate actions are taken by management to correct any identified control deficiencies.

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
Exerting rigorous oversight of the business. We continuously review business results and strategic choices. Our Global Leadership Council is actively involved - from understanding strategies to reviewing key initiatives, financial performance and control assessments. The intent is to ensure we remain objective, identify potential issues, continuously challenge each other and ensure recognition and rewards are appropriately aligned with results.
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
/s/ A. G. Lafley
A. G. Lafley
Chairman of the Board, President and Chief Executive Officer
/s/ Jon R. Moeller
Jon R. Moeller
Chief Financial Officer

46 The Procter & Gamble Company

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2013, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2013, as stated in their report which is included herein.
/s/ A. G. Lafley
A. G. Lafley
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller

Jon R. Moeller
Chief Financial Officer
August 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended June 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at June 30, 2013 and 2012, and the results of its operations and cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the new accounting guidance in ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, and ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 8, 2013

The Procter & Gamble Company 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of the Company as of and for the year ended June 30, 2013 and our report dated August 8, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of the new accounting guidance in ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, and ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 8, 2013

48 The Procter & Gamble Company

Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2013	2012	2011
NET SALES	$84,167	$83,680	$81,104
Cost of products sold	42,428	42,391	39,859
Selling, general and administrative expense	26,950	26,421	25,750
Goodwill and indefinite-lived intangible asset impairment charges	308	1,576	—
OPERATING INCOME	14,481	13,292	15,495
Interest expense	667	769	831
Interest income	87	77	62
Other non-operating income, net	942	185	271
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,843	12,785	14,997
Income taxes on continuing operations	3,441	3,468	3,299
NET EARNINGS FROM CONTINUING OPERATIONS	11,402	9,317	11,698
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	1,587	229
NET EARNINGS	11,402	10,904	11,927
Less: Net earnings attributable to noncontrolling interests	90	148	130
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$11,312	$10,756	$11,797

BASIC NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$4.04	$3.24	$4.04
Earnings from discontinued operations	—	0.58	0.08
BASIC NET EARNINGS PER COMMON SHARE	4.04	3.82	4.12
DILUTED NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$3.86	$3.12	$3.85
Earnings from discontinued operations	—	0.54	0.08
DILUTED NET EARNINGS PER COMMON SHARE	3.86	3.66	3.93
DIVIDENDS PER COMMON SHARE	$2.29	$2.14	$1.97

(1)	Basic net earnings per common share and diluted net earnings per common share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 49

Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2013	2012	2011
NET EARNINGS	$11,402	$10,904	$11,927
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	710	(5,990)	6,493
Unrealized gains/(losses) on cash flow hedges (net of $92, $441 and $713 tax, respectively)	144	724	(1,181)
Unrealized gains/(losses) on investment securities (net of $5, $3 and $2 tax, respectively)	(24)	(3)	3
Defined benefit retirement plans (net of $637, $993 and $302 tax, respectively)	1,004	(2,010)	453
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	1,834	(7,279)	5,768
TOTAL COMPREHENSIVE INCOME	13,236	3,625	17,695
Less: Total comprehensive income attributable to noncontrolling interests	94	124	143
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$13,142	$3,501	$17,552

See accompanying Notes to Consolidated Financial Statements.

50 The Procter & Gamble Company

Consolidated Balance Sheets

Amounts in millions; June 30
Assets	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$5,947	$4,436
Accounts receivable	6,508	6,068
INVENTORIES
Materials and supplies	1,704	1,740
Work in process	722	685
Finished goods	4,483	4,296
Total inventories	6,909	6,721
Deferred income taxes	948	1,001
Prepaid expenses and other current assets	3,678	3,684
TOTAL CURRENT ASSETS	23,990	21,910

PROPERTY, PLANT AND EQUIPMENT, NET	21,666	20,377
GOODWILL	55,188	53,773
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	31,572	30,988
OTHER NONCURRENT ASSETS	6,847	5,196
TOTAL ASSETS	$139,263	$132,244

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$8,777	$7,920
Accrued and other liabilities	8,828	8,289
Debt due within one year	12,432	8,698
TOTAL CURRENT LIABILITIES	30,037	24,907
LONG-TERM DEBT	19,111	21,080
DEFERRED INCOME TAXES	10,827	10,132
OTHER NONCURRENT LIABILITIES	10,579	12,090
TOTAL LIABILITIES	70,554	68,209
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	1,137	1,195
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2013 - 4,009.2, 2012- 4,008.4)	4,009	4,008
Additional paid-in capital	63,538	63,181
Reserve for ESOP debt retirement	(1,352)	(1,357)
Accumulated other comprehensive income/(loss)	(7,499)	(9,333)
Treasury stock, at cost (shares held: 2013 - 1,266.9, 2012 - 1,260.4)	(71,966)	(69,604)
Retained earnings	80,197	75,349
Noncontrolling interest	645	596
TOTAL SHAREHOLDERS' EQUITY	68,709	64,035
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$139,263	$132,244

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 51

Consolidated Statements of Shareholders' Equity

Dollars in millions/Shares in thousands	Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/ (loss)	Treasury Stock	Retained Earnings	Non- controlling Interest	Total
BALANCE JUNE 30, 2010	2,843,471	$4,008	$1,277	$61,697	$(1,350)	$(7,822)	$(61,309)	$64,614	$324	$61,439
Net earnings								11,797	130	11,927
Other comprehensive income						5,768				5,768
Dividends to shareholders:
Common								(5,534)		(5,534)
Preferred, net of tax benefits								(233)		(233)
Treasury purchases	(112,729)						(7,039)			(7,039)
Employee plan issuances	29,729			702			1,033			1,735
Preferred stock conversions	5,266		(43)	6			37			—
ESOP debt impacts					(7)			38		31
Noncontrolling interest, net									(93)	(93)
BALANCE JUNE 30, 2011	2,765,737	4,008	1,234	62,405	(1,357)	(2,054)	(67,278)	70,682	361	68,001
Net earnings								10,756	148	10,904
Other comprehensive loss						(7,279)				(7,279)
Dividends to shareholders:
Common								(5,883)		(5,883)
Preferred, net of tax benefits								(256)		(256)
Treasury purchases	(61,826)						(4,024)			(4,024)
Employee plan issuances	39,546			550			1,665			2,215
Preferred stock conversions	4,576		(39)	6			33			—
ESOP debt impacts								50		50
Noncontrolling interest, net				220					87	307
BALANCE JUNE 30, 2012	2,748,033	4,008	1,195	63,181	(1,357)	(9,333)	(69,604)	75,349	596	64,035
Net earnings								11,312	90	11,402
Other comprehensive income						1,834				1,834
Dividends to shareholders:
Common								(6,275)		(6,275)
Preferred, net of tax benefits								(244)		(244)
Treasury purchases	(84,234)						(5,986)			(5,986)
Employee plan issuances	70,923	1		352			3,573			3,926
Preferred stock conversions	7,605		(58)	7			51			—
ESOP debt impacts					5			55		60
Noncontrolling interest, net				(2)					(41)	(43)
BALANCE JUNE 30, 2013	2,742,327	$4,009	$1,137	$63,538	$(1,352)	$(7,499)	$(71,966)	$80,197	$645	$68,709

See accompanying Notes to Consolidated Financial Statements.

52 The Procter & Gamble Company

Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2013	2012	2011
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$4,436	$2,768	$2,879
OPERATING ACTIVITIES
Net earnings	11,402	10,904	11,927
Depreciation and amortization	2,982	3,204	2,838
Share-based compensation expense	346	377	414
Deferred income taxes	(307)	(65)	128
Gain on sale and purchase of businesses	(916)	(2,106)	(203)
Goodwill and indefinite-lived intangible asset impairment charges	308	1,576	—
Change in accounts receivable	(415)	(427)	(426)
Change in inventories	(225)	77	(501)
Change in accounts payable, accrued and other liabilities	1,253	(22)	358
Change in other operating assets and liabilities	68	(444)	(1,221)
Other	377	210	16
TOTAL OPERATING ACTIVITIES	14,873	13,284	13,330
INVESTING ACTIVITIES
Capital expenditures	(4,008)	(3,964)	(3,306)
Proceeds from asset sales	584	2,893	225
Acquisitions, net of cash acquired	(1,145)	(134)	(474)
Purchases of available-for-sale investment securities	(1,605)	—	—
Change in other investments	(121)	112	73
TOTAL INVESTING ACTIVITIES	(6,295)	(1,093)	(3,482)
FINANCING ACTIVITIES
Dividends to shareholders	(6,519)	(6,139)	(5,767)
Change in short-term debt	3,406	(3,412)	151
Additions to long-term debt	2,331	3,985	1,536
Reductions of long-term debt	(3,752)	(2,549)	(206)
Treasury stock purchases	(5,986)	(4,024)	(7,039)
Impact of stock options and other	3,449	1,729	1,203
TOTAL FINANCING ACTIVITIES	(7,071)	(10,410)	(10,122)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	(113)	163
CHANGE IN CASH AND CASH EQUIVALENTS	1,511	1,668	(111)
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,947	$4,436	$2,768

SUPPLEMENTAL DISCLOSURE
Cash payments for:
Interest	$683	$740	$806
Income taxes	3,780	4,348	2,992
Assets acquired through non-cash capital leases are immaterial for all periods.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 53

Notes to Consolidated Financial Statements

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in more than 180 countries and territories primarily through retail operations including mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, high-frequency stores and e-commerce. We have on-the-ground operations in approximately 70 countries.
Basis of Presentation
The Consolidated Financial Statements include the Company and its controlled subsidiaries. Intercompany transactions are eliminated.
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, consumer and trade promotion accruals, restructuring reserves, pensions, post-employment benefits, stock options, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year. However, in regard to ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in estimating fair values versus those anticipated at the time of the initial valuations, could result in impairment charges that materially affect the financial statements in a given year.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.0 billion in 2013, 2012 and 2011. Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $9.7 billion in 2013, $9.3 billion in 2012 and $9.2 billion in 2011. Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, which are included in SG&A, as well as coupons and customer trade funds, which are recorded as reductions to net sales.
Other Non-Operating Income, Net
Other non-operating income, net, primarily includes net acquisition and divestiture gains and investment income.

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company

Currency Translation
Financial statements of operating subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (OCI). Currency translation adjustments in accumulated OCI were a gain of $353 at June 30, 2013 and a loss of $357 at June 30, 2012. For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Re-measurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reflected in earnings.
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
Investments
Investment securities consist of readily marketable debt and equity securities. Unrealized gains or losses for investments classified as trading are charged to earnings. Unrealized gains or losses on securities classified as available-for-sale are generally recorded in OCI. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or OCI depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Investment securities are included as other current assets or other noncurrent assets in the Consolidated Balance Sheets.
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
Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangible assets. The annual evaluation for impairment of goodwill and indefinite-lived intangible assets is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.
We have acquired brands that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. When certain events or changes in operating conditions occur, an impairment assessment is performed and

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55

indefinite-lived brands may be adjusted to a determinable life.
The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangible assets with contractual terms are generally amortized over their respective legal or contractual lives. Customer relationships, brands and other non-contractual intangible assets with determinable lives are amortized over periods generally ranging from 5 to 30 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and remaining lives of intangible assets with determinable lives may be adjusted.
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

New Accounting Pronouncements and Policies
Other than as described below, no new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.
During fiscal 2013, the Company adopted ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income", and ASU 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This guidance eliminates the option to present the components of OCI as part of the statement of shareholders' equity and requires entities to present the components of net earnings and OCI in either a single continuous statement of comprehensive income or two separate but consecutive statements. We chose to present net earnings and OCI in two separate but consecutive statements. This guidance also requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component and to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income. We chose to present the requirements in the notes to the financial statements (see Note 6). The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

NOTE 2
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby Care and Family Care	Corporate	Total Company
GOODWILL at JUNE 30, 2011 - Gross	$18,039	$22,650	$8,179	$6,735	$1,553	$406	$57,562
Accumulated impairment losses at June 30, 2011	—	—	—	—	—	—	—
GOODWILL at JUNE 30, 2011 - Net	18,039	22,650	8,179	6,735	1,553	406	57,562
Acquisitions and divestitures	(3)	(12)	474	34	—	(92)	401
Goodwill impairment charges	(431)	(899)	—	—	—	—	(1,330)
Translation and other	(1,176)	(1,059)	(314)	(212)	(94)	(5)	(2,860)
GOODWILL at JUNE 30, 2012 - Gross	16,860	21,579	8,339	6,557	1,459	309	55,103
Accumulated impairment losses at June 30, 2012	(431)	(899)	—	—	—	—	(1,330)
GOODWILL at JUNE 30, 2012 - Net	16,429	20,680	8,339	6,557	1,459	309	53,773
Acquisitions and divestitures	(21)	(40)	624	(11)	463	—	1,015
Goodwill impairment charges	—	(259)	—	—	—	—	(259)
Translation and other	255	236	96	40	32	—	659
GOODWILL at JUNE 30, 2013 - Gross	17,094	21,775	9,059	6,586	1,954	309	56,777
Accumulated impairment losses at June 30, 2013	(431)	(1,158)	—	—	—	—	(1,589)
GOODWILL at JUNE 30, 2013 - Net	16,663	20,617	9,059	6,586	1,954	309	55,188

Amounts in millions of dollars except per share amounts or as otherwise specified.

56 The Procter & Gamble Company

In October 2012, the Company acquired our partner's interest in a joint venture in Iberia that operates in our Baby Care and Family Care and Health Care reportable segments. We paid $1.1 billion for our partner's interest and the transaction was accounted for as a business combination. The total enterprise value of $1.9 billion was allocated to indefinite-lived intangible assets of $0.2 billion, defined-life intangible assets of $0.9 billion and goodwill of $1.1 billion. These were partially offset by $0.3 billion of deferred tax liabilities on the intangible assets. The Company recognized a $0.6 billion holding gain on its previously held investment, which was included in other non-operating income, net in the Consolidated Statement of Earnings in fiscal 2013. In addition to these items and the impairment discussed below, the remaining net increase in goodwill since June 30, 2012 was primarily due to currency translation across all reportable segments.
During the fourth quarter of fiscal 2013, the estimated fair value of our Appliances reporting unit declined below its carrying amount. As a result, we recorded a non-cash before and after-tax impairment charge of $259 in fiscal 2013 to reduce the carrying amount of goodwill to estimated fair value.
The same factors that led to the decline in the fair value of the reporting unit led to a decline in the fair value of our Braun trade name intangible asset below its respective carrying value. This resulted in a non-cash before-tax impairment charge of $49 ($31 after-tax) to reduce the carrying amount of this asset to its fair value.
The results of our goodwill impairment testing during fiscal 2012 determined that the estimated fair values of our Appliances and Salon Professional reporting units were less than their respective carrying amounts. As a result, we recorded a non-cash before and after-tax impairment charge of $1.3 billion in fiscal 2012 to reduce the carrying amount of goodwill to estimated fair value; $899 of the impairment related to Appliances and $431 related to Salon Professional.
Our impairment testing for indefinite-lived intangible assets during fiscal 2012 also indicated a decline in the fair value of our Koleston Perfect and Wella trade name intangible assets below their respective carrying values. This resulted in a non-cash before-tax impairment charge of $246 ($173 after-tax) to reduce the carrying amounts of these assets to their respective fair values.
All of the fiscal 2013 and 2012 goodwill and indefinite-lived intangible asset impairment charges are included in Corporate for segment reporting.
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

The fiscal 2013 declines in fair values of the Appliances reporting unit and the Braun trade name intangible asset were primarily driven by currency impacts. Specifically, currency in Japan, a country that generates a significant portion of the Appliances earnings, devalued approximately 20% in the second half of fiscal 2013 relative to the currencies in which the underlying net assets are recorded. This sustained reduction in the yen reduced the underlying category market size and the projected future cash flows of the business, which in turn triggered the impairment.

The fiscal 2012 declines in the fair values of the Appliances and Salon Professional reporting units and the underlying Koleston Perfect and Wella trade name intangible assets were driven by a combination of similar competitive and economic factors, which resulted in a reduction in the forecasted growth rates and cash flows used to estimate fair value. The factors included: (1) a more prolonged and deeper deterioration of the macroeconomic environment than was previously expected which, due to the more discretionary nature of the Appliances and Salon Professional businesses, led to a reduction in the overall market size in the short term and a more significant and prolonged reduction in the expected underlying market growth rates and resulting sales levels in the longer term. This was particularly evident in Europe, where we have historically generated a majority of the Appliances and Salon Professional sales; (2) increasing competitive levels of innovation in Salon Professional, which negatively impacted our current and nearer-term projected market share progress; and, (3) an increasing level of competitive pricing activities, which negatively impacted overall category profitability. As a result of these factors, we reduced our current and long-term sales and earnings forecasts for these businesses.
In addition to the impairment charges discussed above, goodwill also decreased in fiscal 2012 due to currency translation across all reporting segments partially offset by the establishment of goodwill related to the business combination with Teva Pharmaceuticals Ltd. in our Health Care reportable segment.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57

Identifiable intangible assets were comprised of:

	2013		2012
June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$4,251	$2,020	$3,297	$1,687
Patents and technology	2,976	2,032	3,164	2,021
Customer relationships	2,118	703	2,048	642
Other	348	168	352	218
TOTAL	9,693	4,923	8,861	4,568

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	26,802	—	26,695	—
TOTAL	36,495	4,923	35,556	4,568
Amortization expense of intangible assets was as follows:

Years ended June 30	2013	2012	2011
Intangible asset amortization	$528	$500	$546

Estimated amortization expense over the next five fiscal years is as follows:

Years ended June 30	2014	2015	2016	2017	2018
Estimated amortization expense	$504	$485	$442	$405	$380
Such estimates do not reflect the impact of future foreign exchange rate changes.
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

June 30	2013	2012
PROPERTY, PLANT AND EQUIPMENT
Buildings	$7,829	$7,324
Machinery and equipment	31,070	29,342
Land	878	880
Construction in progress	3,235	2,687
TOTAL PROPERTY, PLANT AND EQUIPMENT	43,012	40,233
Accumulated depreciation	(21,346)	(19,856)
PROPERTY, PLANT AND EQUIPMENT, NET	21,666	20,377

The June 30, 2012 construction in progress balance, which was included in machinery and equipment in fiscal 2012, is shown separately to conform with the fiscal 2013 presentation.
Selected components of current and noncurrent liabilities were as follows:

June 30	2013	2012
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$3,122	$2,880
Compensation expenses	1,665	1,660
Restructuring reserves	323	343
Taxes payable	817	414
Legal and environmental	374	264
Other	2,527	2,728
TOTAL	8,828	8,289

OTHER NONCURRENT LIABILITIES
Pension benefits	$6,027	$5,684
Other postretirement benefits	1,713	3,270
Uncertain tax positions	2,002	2,245
Other	837	891
TOTAL	10,579	12,090
RESTRUCTURING PROGRAM
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually. In February and November 2012, the Company made announcements regarding an incremental restructuring program as part of a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The productivity and cost savings plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five year period (from fiscal 2012 through fiscal 2016), including costs incurred as part of the ongoing and incremental restructuring program. The Company has incurred approximately 55% of the costs under this plan as of the end of fiscal 2013, with the remainder expected to be incurred in fiscal years 2014 through 2016.
The restructuring program is being executed across the Company's centralized organization as well as across virtually all of its Market Development Organizations (MDO) and Global Business Units (GBU). The restructuring program plans included an initial targeted net reduction in non-manufacturing overhead enrollment of

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company

approximately 5,700 by the end of fiscal 2013. Through fiscal 2013, the Company has reduced non-manufacturing enrollment by approximately 7,000, which is 1,300 positions above the initial target. In addition to the reduction of 5,700 employees, the restructuring program includes plans for a further non-manufacturing overhead personnel reduction of approximately 2% - 4% annually from fiscal 2014 through fiscal 2016, roughly doubling the size of the initial enrollment reduction target. This is being done via the elimination of duplicate work, simplification through the use of technology and the optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company is also incurring other types of costs as outlined below. The Company incurred total restructuring charges of approximately $956 million and $1.1 billion for the years ended June 30, 2013 and June 30, 2012, respectively. Approximately $600 and $746 of these charges were recorded in SG&A for the years ended June 30, 2013 and June 30, 2012, respectively. The remainder is included in cost of products sold. Since the inception of this restructuring program, the Company has incurred charges of approximately $2.0 billion. Approximately $1.1 billion of these charges were related to separations, $487 million were asset-related and $431 million were related to other restructuring-type costs. The following table presents restructuring activity for the years ended June 30, 2013 and 2012:

	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2011	$121	$—	$30	$151

Charges	495	378	179	1,052
Cash spent	(300)	—	(182)	(482)
Charges against assets	—	(378)	—	(378)
RESERVE JUNE 30, 2012	316	—	27	343

Charges	595	109	252	956
Cash spent	(615)	—	(252)	(867)
Charges against assets	—	(109)	—	(109)
RESERVE JUNE 30, 2013	296	—	27	323
Separation Costs
Employee separation charges for the years ended June 30, 2013 and June 30, 2012 relate to severance packages for approximately 3,450 and 3,300 employees, respectively. For the years ended June 30, 2013 and June 30, 2012, these severance packages include approximately 2,390 and 2,250 non-manufacturing employees, respectively. These separations are primarily in North America and Western Europe. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 6,750 employees, of which approximately 4,640 are non-manufacturing overhead personnel.
Asset-Related Costs
Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to manufacturing consolidations and technology standardization. The asset-related charges will not have a significant impact on future depreciation charges.
Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include employee relocation related to separations and office consolidations, termination of contracts related to supply chain redesign and the cost to change internal systems and processes to support the underlying organizational changes.
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring program charges are funded by and included within Corporate for both management and segment reporting. Accordingly, 100% of the charges under the program are included within the Corporate reportable segment. However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Years Ended June 30	2013	2012
Beauty	$132	$120
Grooming	50	20
Health Care	58	25
Fabric Care and Home Care	148	184
Baby Care and Family Care	88	63
Corporate (1)	480	640
Total Company	956	1,052
(1) Corporate includes costs related to allocated overheads, including charges related to our MDO, Global Business Services and Corporate Functions activities.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59

NOTE 4
SHORT-TERM AND LONG-TERM DEBT

June 30	2013	2012
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$4,506	$4,083
Commercial paper	7,642	4,574
Other	284	41
TOTAL	12,432	8,698

Short-term weighted average interest rates(1)	0.5%	0.6%
(1) Weighted average short-term interest rates include the effects of interest rate swaps discussed in Note 5.

June 30	2013	2012
LONG-TERM DEBT
Floating rate USD notes due February 2014	$2,000	$1,000
4.50% EUR note due May 2014	1,960	1,887
4.95% USD note due August 2014	900	900
0.70% USD note due August 2014	1,000	1,000
3.50% USD note due February 2015	750	750
0.95% JPY note due May 2015	1,012	1,261
3.15% USD note due September 2015	500	500
1.80% USD note due November 2015	1,000	1,000
4.85% USD note due December 2015	700	700
1.45% USD note due August 2016	1,000	1,000
5.13% EUR note due October 2017	1,437	1,383
4.70% USD note due February 2019	1,250	1,250
4.13% EUR note due December 2020	784	755
9.36% ESOP debentures due 2013-2021(1)	701	757
2.30% USD note due February 2022	1,000	1,000
2.00% EUR note due August 2022	1,307	—
4.88% EUR note due May 2027	1,307	1,258
6.25% GBP note due January 2030	764	780
5.50% USD note due February 2034	500	500
5.80% USD note due August 2034	600	600
5.55% USD note due March 2037	1,400	1,400
Capital lease obligations	31	45
All other long-term debt	1,714	5,437
Current portion of long-term debt	(4,506)	(4,083)
TOTAL	19,111	21,080

Long-term weighted average interest rates(2)	3.3%	3.3%

(1)	Debt issued by the ESOP is guaranteed by the Company and must be recorded as debt of the Company as discussed in Note 9.

(2)	Weighted average long-term interest rates include the effects of interest rate swaps discussed in Note 5.

Long-term debt maturities during the next five fiscal years are as follows:

June 30	2014	2015	2016	2017	2018
Debt maturities	$4,506	$3,798	$2,379	$1,085	$1,531
The Procter & Gamble Company fully and unconditionally guarantees the registered debt and securities issued by its 100% finance subsidiaries.
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
At inception, we formally designate and document qualifying instruments as hedges of underlying exposures. We formally assess, at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Fluctuations in the value of these instruments generally are offset by changes in the value or cash flows of the underlying exposures being hedged. This is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. The ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amount of ineffectiveness recognized was immaterial for all years presented.
Credit Risk Management
We have counterparty credit guidelines and normally enter into transactions with investment grade financial institutions. Counterparty exposures are monitored daily and downgrades in counterparty credit ratings are reviewed on a timely basis. We have not incurred, and do not expect to incur, material credit losses on our risk management or other financial instruments.
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the

Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company

arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2013, was not material. The Company has not been required to post collateral as a result of these contractual features.
Interest Rate Risk Management
Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost-efficient manner, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount.
Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in interest expense. For cash flow hedges, the effective portion of the changes in fair value of the hedging instrument is reported in OCI and reclassified into interest expense over the life of the underlying debt obligation. The ineffective portion for both cash flow and fair value hedges, which was not material for any year presented, was immediately recognized in interest expense.
Foreign Currency Risk Management
We manufacture and sell our products and finance operations in a number of countries throughout the world. As a result, we are exposed to movements in foreign currency exchange rates.
To manage the exchange rate risk primarily associated with our financing operations, we have historically used a combination of forward contracts, options and currency swaps. As of June 30, 2013, we had currency swaps with maturities up to five years, which are intended to offset the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies. These swaps are accounted for as cash flow hedges. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into SG&A and interest expense in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which was not material for any year presented, was immediately recognized in SG&A.
The change in fair values of certain non-qualifying instruments used to manage foreign exchange exposure of intercompany financing transactions and certain balance sheet items subject to revaluation are immediately recognized in earnings, substantially offsetting the foreign currency mark-to-market impact of the related exposures.
Net Investment Hedging
We hedge certain net investment positions in foreign subsidiaries. To accomplish this, we either borrow directly in foreign currencies and designate all or a portion of the foreign currency debt as a hedge of the applicable net investment position or we enter into foreign currency swaps that are designated as hedges of net investments. Changes in the fair value of these instruments are recognized in OCI to offset the change in the value of the net investment being hedged. Currency effects of these hedges reflected in OCI were after-tax gains of $156 and $740 in 2013 and 2012, respectively. Accumulated net balances were after-tax losses of $3,550 and $3,706 as of June 30, 2013 and 2012, respectively. The ineffective portion, which was not material in any year presented, was immediately recognized in interest expense.
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility related to anticipated purchases of certain of these materials, we have historically, on a limited basis, used futures and options with maturities generally less than one year and swap contracts with maturities up to five years. As of and during the year ended June 30, 2013, we did not have material commodity hedging activity.
Insurance
We self-insure for most insurable risks. However, we purchase insurance for Directors and Officers Liability and certain other coverage where it is required by law, by contract or deemed to be in the best interest of the Company.
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
When active market quotes are not available for financial assets and liabilities, we use industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61

using market-based observable inputs including credit risk, interest rate curves, foreign currency rates and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of our Level 3 instruments is estimated as the net present value of expected future cash flows based on external inputs.

The following table sets forth the Company's financial assets and liabilities as of June 30, 2013 and 2012 that were measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
June 30	2013	2012	2013	2012	2013	2012	2013	2012
ASSETS RECORDED AT FAIR VALUE
Investments:
U.S. government securities	$—	$—	$1,571	$—	$—	$—	$1,571	$—
Other investments	23	9	—	—	24	24	47	33
Derivatives relating to:
Foreign currency hedges	—	—	168	—	—	—	168	—
Other foreign currency instruments(1)	—	—	19	86	—	—	19	86
Interest rates	—	—	191	298	—	—	191	298
Net investment hedges	—	—	233	32	—	—	233	32
Commodities	—	—	—	3	—	—	—	3
TOTAL ASSETS RECORDED AT FAIR VALUE(2)	23	9	2,182	419	24	24	2,229	452

LIABILITIES RECORDED AT FAIR VALUE
Derivatives relating to:
Foreign currency hedges	$—	$—	$—	$142	$—	$—	$—	$142
Other foreign currency instruments(1)	—	—	90	23	—	—	90	23
Interest rates	—	—	59	—	—	—	59	—
Net investment hedges	—	—	—	19	—	—	—	19
Commodities	—	—	—	2	—	—	—	2
TOTAL LIABILITIES AT FAIR VALUE(3)	—	—	149	186	—	—	149	186
LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt (4)	22,671	25,829	3,022	2,119	—	—	25,693	27,948
TOTAL LIABILITIES RECORDED AND NOT RECORDED AT FAIR VALUE	22,671	25,829	3,171	2,305	—	—	25,842	28,134

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)
Investment securities and all derivative assets are presented in prepaid expenses and other current assets and other noncurrent assets. The amortized cost of the U.S. government securities was $1,604 as of June 30, 2013. All U.S. government securities have contractual maturities between one and five years. Fair values are generally estimated based upon quoted market prices for similar instruments.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($4,540 and $4,095 as of June 30, 2013 and 2012, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During fiscal 2013, the Company transferred long-term debt instruments with a fair value of $455 from Level 1 to Level 2. The transferred instruments represent the Company's investment in industrial development bonds which are infrequently traded in an observable market. There were no additional transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented.

Amounts in millions of dollars except per share amounts or as otherwise specified.

62 The Procter & Gamble Company

During fiscal 2013 and 2012, we recorded impairments of certain goodwill and intangible assets. Also, during fiscal 2013, we applied purchase accounting and re-measured assets and liabilities at fair value related to the purchase of the balance of a joint venture in Iberia (see Note 2 for additional details on these items). In addition, the Company re-measured certain operating real estate assets to an estimated fair value of $8 during the year ended June 30, 2012, using comparable prices for similar assets, resulting in a $220 impairment. Except for these items, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years presented.
Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of June 30, 2013 and 2012 are as follows:

	Notional Amount		Fair Value Asset/(Liability)
June 30	2013	2012	2013	2012
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Foreign currency contracts	$951	$831	$168	$(142)

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$9,117	$10,747	$132	$298

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$1,303	$1,768	$233	$13

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$7,080	$13,210	$(71)	$63
Commodity contracts	—	125	—	1
TOTAL	7,080	13,335	(71)	64
The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company's derivative activity during the period.

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
June 30	2013	2012
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$7	$11
Foreign currency contracts	14	22
TOTAL	21	33

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$145	$6

The effective portion of gains and losses on derivative instruments that was recognized in OCI during the years ended June 30, 2013 and 2012 was not material. During the next 12 months, the amount of the June 30, 2013, accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.
The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the years ended June 30, 2013 and 2012 were as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Income
Years ended June 30	2013	2012
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$6	$6
Foreign currency contracts	215	5
Commodity contracts	—	3
TOTAL	221	14

	Amount of Gain/(Loss) Recognized in Income
Years ended June 30	2013	2012
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(167)	$135
Debt	171	(137)
TOTAL	4	(2)

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$(2)	$(1)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts(1)	$(34)	$(1,121)
Commodity contracts	—	2
TOTAL	(34)	(1,119)

(1)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 63

NOTE 6
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The tables below present the changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss):

Changes in Accumulated Other Comprehensive Income/(Loss) by Component

	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2012	$(3,673)	$(3)	$(5,300)	$(357)	$(9,333)
OCI before reclassifications (1)	363	(24)	731	710	1,780
Amounts reclassified from AOCI	(219)	—	273	—	54
Net current period OCI	144	(24)	1,004	710	1,834
Balance at June 30, 2013	(3,529)	(27)	(4,296)	353	(7,499)
(1) Net of tax of $94, $5 and $496 for gains and losses on hedges, investment securities and pension and other retiree benefit items, respectively.

Reclassifications out of Accumulated Other Comprehensive Income/(Loss)
Year ended June 30	2013
HEDGES (1)
Interest rate contracts	$6
Foreign exchange contracts	215
Total before-tax	221
Tax (expense)/benefit	(2)
Net of tax	219

PENSION AND OTHER RETIREE BENEFITS (2)
Amortization of deferred amounts	2
Recognized net actuarial gains/(losses)	(412)
Curtailments and settlements	(4)
Total before-tax	(414)
Tax (expense)/benefit	141
Net of tax	(273)
TOTAL RECLASSIFICATIONS, NET OF TAX	(54)
(1) See Note 5 for classification of these items in the Consolidated Statement of Earnings.
(2) Reclassified from AOCI into costs of products sold and SG&A. These components are included in the computation of net periodic pension cost (see Note 9 for additional details).

NOTE 7
EARNINGS PER SHARE
Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to stock options and other stock-based awards (see Note 8) and assume conversion of preferred stock (see Note 9).

Amounts in millions of dollars except per share amounts or as otherwise specified.

64 The Procter & Gamble Company

Net earnings attributable to Procter & Gamble and common shares used to calculate basic and diluted net earnings per share were as follows:

Years ended June 30	2013	2012	2011
NET EARNINGS FROM CONTINUING OPERATIONS	$11,402	$9,317	$11,698
Net earnings from discontinued operations	—	1,587	229
NET EARNINGS	11,402	10,904	11,927
Net earnings attributable to noncontrolling interests	(90)	(148)	(130)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE (Diluted)	11,312	10,756	11,797
Preferred dividends, net of tax benefit	(244)	(256)	(233)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (Basic)	11,068	10,500	11,564

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (Basic)	$11,068	$8,913	$11,335

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE (Diluted)	$11,312	$9,169	$11,568

Shares in millions; Years ended June 30	2013	2012	2011
Basic weighted average common shares outstanding	2,742.9	2,751.3	2,804.0
Effect of dilutive securities
Conversion of preferred shares(1)	116.8	123.9	128.5
Exercise of stock options and other unvested equity awards(2)	70.9	66.0	69.4
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,930.6	2,941.2	3,001.9

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Approximately 12 million in 2013, 67 million in 2012 and 93 million in 2011 of the Company's outstanding stock options were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

NOTE 8
STOCK-BASED COMPENSATION
We have stock-based compensation plans under which we annually grant stock option, restricted stock, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors. Exercise prices on options granted have been, and continue to be, set equal to the market price of the underlying shares on the date of the grant. Since September 2002, the key manager stock option awards granted vest after three years and have a 10-year life. The key manager stock option awards granted from July 1998 through August 2002 vested after three years and have a 15-year life. Key managers can elect to receive up to 100% of the value of their option award in RSUs. Key manager RSUs vest and are settled in shares of common stock five years from the grant date. The awards provided to the Company's directors are in the form of restricted stock and RSUs.
In addition to our key manager and director grants, we make other minor stock option and RSU grants to employees for which the terms are not substantially different than those described in the preceding paragraph. In 2011, we implemented a performance stock program (PSP) and granted PSUs to senior level executives. Under this program, the number of PSUs that will vest three years after the respective grant date is based on the Company's performance relative to pre-established performance goals during that three year period.
A total of 180 million shares of common stock were authorized for issuance under stock-based compensation plans approved by shareholders in 2003 and 2009. A total of 56 million shares remain available for grant under the 2003 and 2009 plans.
Total stock-based compensation expense for stock option grants was $249, $317 and $358 for 2013, 2012 and 2011, respectively. Total compensation expense for restricted stock, RSUs and PSUs was $97, $60 and $56 in 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for stock options, restricted stock, RSUs and PSUs was $96, $102 and $117 in 2013, 2012 and 2011, respectively.
In calculating the compensation expense for stock options granted, we utilize a binomial lattice-based valuation model.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 65

Assumptions utilized in the model, which are evaluated and revised, as necessary, to reflect market conditions and experience, were as follows:

Years ended June 30	2013	2012	2011
Interest rate	0.2-2.0%	0.2-2.1%	0.3-3.7%
Weighted average interest rate	1.8%	1.9%	3.4%
Dividend yield	2.9%	2.6%	2.4%
Expected volatility	14-15%	12-18%	14-18%
Weighted average volatility	15%	15%	16%
Expected life in years	8.9	8.5	8.8
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
A summary of options, RSUs and PSUs outstanding under the plans as of June 30, 2013, and activity during the year then ended is presented below:

Options in thousands	Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract-ual Life in Years	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of year	353,093	$53.83
Granted	24,818	75.41
Exercised	(69,933)	47.09
Canceled	(1,739)	60.97
OUTSTANDING, END OF YEAR	306,239	57.07	4.9	$6,100
EXERCISABLE	223,154	52.97	3.6	5,367
The weighted average grant-date fair value of options granted was $8.19, $8.05 and $11.09 per share in 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $1,759, $820 and $628 in 2013, 2012 and 2011, respectively. The total grant-date fair value of options that vested during 2013, 2012 and 2011 was $352, $435 and $445, respectively. At June 30, 2013, there was $233 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.8 years. Cash received from options exercised was $3,294, $1,735 and $1,237 in 2013, 2012 and 2011, respectively.

The actual tax benefit realized for the tax deductions from option exercises totaled $575, $239 and $188 in 2013, 2012 and 2011, respectively.

	RSUs		PSUs
Other Stock-Based Awards in thousands	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Non-vested at July 1, 2012	3,670	$55.53	1,261	$58.79
Granted	1,951	62.69	626	67.70
Vested	(952)	59.50	—	—
Forfeited	(79)	55.31	—	—
Non-vested at June 30, 2013	4,590	56.88	1,887	61.75
At June 30, 2013, there was $195 of compensation cost that has not yet been recognized related to restricted stock, RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 3.1 years. The total fair value of shares vested was $51, $38 and $30 in 2013, 2012 and 2011, respectively.
We have no specific policy to repurchase common shares to mitigate the dilutive impact of options, RSUs and PSUs. However, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to offset the impacts of such activity.
NOTE 9
POSTRETIREMENT BENEFITS AND EMPLOYEE STOCK OWNERSHIP PLAN
We offer various postretirement benefits to our employees.
Defined Contribution Retirement Plans
We have defined contribution plans which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $314, $353 and $347 in 2013, 2012 and 2011, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 15% of total participants' annual wages and salaries in 2013, 2012 and 2011.
We maintain The Procter & Gamble Profit Sharing Trust (Trust) and Employee Stock Ownership Plan (ESOP) to provide a portion of the funding for the U.S. DC plan and other retiree benefits (described below). Operating details of the ESOP are provided at the end of this Note. The fair value of the ESOP Series A shares allocated to participants

Amounts in millions of dollars except per share amounts or as otherwise specified.

66 The Procter & Gamble Company

reduces our cash contribution required to fund the U.S. DC plan.

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
Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits(1)		Other Retiree Benefits(2)
Years ended June 30	2013	2012	2013	2012
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year(3)	$13,573	$12,229	$6,006	$4,886
Service cost	300	267	190	142
Interest cost	560	611	260	276
Participants' contributions	20	22	66	68
Amendments	104	(44)	—	—
Actuarial loss/(gain)	473	1,911	(1,022)	957
Acquisitions/(divestitures)	51	(17)	—	—
Special termination benefits	39	—	18	27
Currency translation and other	(4)	(847)	5	(95)
Benefit payments	(602)	(559)	(234)	(255)
BENEFIT OBLIGATION AT END OF YEAR(3)	14,514	13,573	5,289	6,006

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	7,974	7,962	2,713	2,975
Actual return on plan assets	796	459	954	(126)
Acquisitions/(divestitures)	59	—	—	—
Employer contributions	391	485	23	24
Participants' contributions	20	22	66	68
Currency translation and other	(77)	(395)	—	—
ESOP debt impacts(4)	—	—	31	27
Benefit payments	(602)	(559)	(234)	(255)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	8,561	7,974	3,553	2,713
FUNDED STATUS	(5,953)	(5,599)	(1,736)	(3,293)

(1)	Primarily non-U.S.-based defined benefit retirement plans.

(2)	Primarily U.S.-based other postretirement benefit plans.

(3)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

(4)	Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 67

	Pension Benefits		Other Retiree Benefits
June 30	2013	2012	2013	2012
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$114	$128	$—	$—
Current liability	(40)	(43)	(23)	(23)
Noncurrent liability	(6,027)	(5,684)	(1,713)	(3,270)
NET AMOUNT RECOGNIZED	(5,953)	(5,599)	(1,736)	(3,293)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$4,049	$4,010	$1,772	$3,565
Prior service cost /(credit)	353	261	(54)	(75)
NET AMOUNTS RECOGNIZED IN AOCI	4,402	4,271	1,718	3,490

The accumulated benefit obligation for all defined benefit pension plans was $12,652 and $11,763 as of June 30, 2013 and 2012, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
June 30	2013	2012	2013	2012
Projected benefit obligation	$12,024	$11,623	$12,962	$12,310
Accumulated benefit obligation	10,406	10,009	11,149	10,533
Fair value of plan assets	6,086	6,013	6,895	6,583

Amounts in millions of dollars except per share amounts or as otherwise specified.

68 The Procter & Gamble Company

Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2013	2012	2011	2013	2012	2011
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost	$300	$267	$270	$190	$142	$146
Interest cost	560	611	588	260	276	270
Expected return on plan assets	(587)	(573)	(492)	(382)	(434)	(431)
Prior service cost /(credit) amortization	18	21	18	(20)	(20)	(18)
Net actuarial loss amortization	213	102	154	199	99	96
Special termination benefits	39	—	—	18	27	3
Curtailments, settlements and other	4	6	—	—	—	—
GROSS BENEFIT COST	547	434	538	265	90	66
Dividends on ESOP preferred stock	—	—	—	(70)	(74)	(79)
NET PERIODIC BENEFIT COST/(CREDIT)	547	434	538	195	16	(13)

CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss /(gain) - current year	264	2,009		(1,594)	1,516
Prior service cost/(credit) - current year	104	(44)		—	—
Amortization of net actuarial loss	(213)	(102)		(199)	(99)
Amortization of prior service (cost) / credit	(18)	(21)		20	20
Settlement / curtailment cost	(4)	(6)		—	—
Currency translation and other	(2)	(234)		1	(36)
TOTAL CHANGE IN AOCI	131	1,602		(1,772)	1,401
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	678	2,036		(1,577)	1,417
Amounts expected to be amortized from AOCI into net periodic benefit cost during the year ending June 30, 2014, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$210	$118
Prior service cost/(credit)	24	(20)
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions for the defined benefit and other retiree benefit calculations, as well as assumed health care trend rates, were as follows:

	Pension Benefits		Other Retiree Benefits
Years ended June 30	2013	2012	2013	2012
ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS(1)
Discount rate	4.0%	4.2%	4.8%	4.3%
Rate of compensation increase	3.2%	3.3%	—%	—%
ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST(2)
Discount rate	4.2%	5.3%	4.3%	5.7%
Expected return on plan assets	7.3%	7.4%	8.3%	9.2%
Rate of compensation increase	3.3%	3.5%	—%	—%
ASSUMED HEALTH CARE COST TREND RATES
Health care cost trend rates assumed for next year	—%	—%	7.3%	8.0%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	—%	—%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	—%	—%	2020	2019

(1)	Determined as of end of year.

(2)	Determined as of beginning of year and adjusted for acquisitions.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 69

Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these factors include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The expected long-term rates of return for plan assets are 8 - 9% for equities and 5 - 6% for bonds. For other retiree benefit plans, the expected long-term rate of return reflects the fact that the assets are comprised primarily of Company stock. The expected rate of return on Company stock is based on the long-term projected return of 8.5% and reflects the historical pattern of returns.
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on the total service and interest cost components	$91	$(70)
Effect on the accumulated postretirement benefit obligation	806	(643)
Plan Assets. Our investment objective for defined benefit retirement plan assets is to meet the plans' benefit obligations, while minimizing the potential for future required Company plan contributions. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by matching the actuarial projections of the plans' future liabilities and benefit payments with expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and with continual monitoring of investment managers' performance relative to the investment guidelines established with each investment manager.
Our target asset allocation for the year ended June 30, 2013, and actual asset allocation by asset category as of June 30, 2013 and 2012, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
			Pension Benefits		Other Retiree Benefits
Asset Category	Pension Benefits	Other Retiree Benefits	2013	2012	2013	2012
Cash	1%	2%	1%	1%	2%	1%
Debt securities	54%	8%	52%	52%	6%	9%
Equity securities	45%	90%	47%	47%	92%	90%
TOTAL	100%	100%	100%	100%	100%	100%
The following tables set forth the fair value of the Company's plan assets as of June 30, 2013 and 2012 segregated by level within the fair value hierarchy (refer to Note 5 for further discussion on the fair value hierarchy and fair value principles). Common collective funds are valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions. Company stock listed as Level 2 in the hierarchy represents preferred shares which are valued based on the value of Company common stock. The majority of our Level 3 pension instruments are insurance contracts. Their fair values are based on their cash equivalent or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk and interest rate curves.

	Pension Benefits
	Level 1		Level 2		Level 3		Total
June 30	2013	2012	2013	2012	2013	2012	2013	2012
ASSETS AT FAIR VALUE
Cash and cash equivalents	$71	$60	$—	$—	$—	$—	$71	$60
Common collective fund - equity	—	—	3,993	3,727	—	—	3,993	3,727
Common collective fund - fixed income	—	—	4,361	4,112	—	—	4,361	4,112
Other	4	4	—	—	132	71	136	75
TOTAL ASSETS AT FAIR VALUE	75	64	8,354	7,839	132	71	8,561	7,974

Amounts in millions of dollars except per share amounts or as otherwise specified.

70 The Procter & Gamble Company

	Other Retiree Benefits
	Level 1		Level 2		Level 3		Total
June 30	2013	2012	2013	2012	2013	2012	2013	2012
ASSETS AT FAIR VALUE
Cash and cash equivalents	$56	$16	$—	$—	$—	$—	$56	$16
Company stock	—	—	3,270	2,418	—	—	3,270	2,418
Common collective fund - equity	—	—	16	30	—	—	16	30
Common collective fund - fixed income	—	—	200	247	—	—	200	247
Other	—	—	—	—	11	2	11	2
TOTAL ASSETS AT FAIR VALUE	56	16	3,486	2,695	11	2	3,553	2,713

There was no significant activity within the Level 3 pension and other retiree benefits plan assets during the years presented.
Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2014, is approximately $1,463 and $31, respectively. For the defined benefit retirement plans, this is comprised of $90 in expected benefit payments from the Company directly to participants of unfunded plans and $1,373 of expected contributions to funded plans. This estimate includes a discretionary contribution made to a foreign pension plan for approximately $1.0 billion in July 2013. For other retiree benefit plans, this is comprised of expected contributions that will be used directly for benefit payments. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets, as discussed above, as well as payments from the plans, are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2014	$553	$208
2015	545	224
2016	568	237
2017	596	251
2018	602	266
2019 - 2023	3,392	1,549
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.

The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $112 remain outstanding at June 30, 2013. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.29 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $539 is outstanding at June 30, 2013. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.29 per share. The liquidation value is $12.96 per share.
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

The Procter & Gamble Company 71

number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2013	2012	2011
Allocated	45,535	50,668	52,281
Unallocated	9,843	11,348	13,006
TOTAL SERIES A	55,378	62,016	65,287

Allocated	21,278	20,802	20,759
Unallocated	37,300	38,743	40,090
TOTAL SERIES B	58,578	59,545	60,849
For purposes of calculating diluted net earnings per common share, the preferred shares held by the ESOP are considered converted from inception.
NOTE 10
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
Earnings from continuing operations before income taxes consisted of the following:

Years ended June 30	2013	2012	2011
United States	$8,351	$7,584	$8,858
International	6,492	5,201	6,139
TOTAL	14,843	12,785	14,997
Income taxes on continuing operations consisted of the following:

Years ended June 30	2013	2012	2011
CURRENT TAX EXPENSE
U.S. federal	$1,885	$1,913	$1,770
International	1,584	1,374	1,149
U.S. state and local	279	246	256
	3,748	3,533	3,175
DEFERRED TAX EXPENSE
U.S. federal	180	83	200
International and other	(487)	(148)	(76)
	(307)	(65)	124
TOTAL TAX EXPENSE	3,441	3,468	3,299

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate on continuing operations is provided below:

Years ended June 30	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Country mix impacts of foreign operations	(7.6)%	(8.1)%	(8.2)%
Changes in uncertain tax positions	(1.8)%	(1.3)%	(3.6)%
Impairment adjustments	0.6%	3.7%	—%
Holding gain on joint venture buy-out	(1.4)%	—%	—%
Other	(1.6)%	(2.2)%	(1.2)%
EFFECTIVE INCOME TAX RATE	23.2%	27.1%	22.0%
Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions.
Tax costs charged to shareholders' equity totaled $503 for the year ended June 30, 2013. This primarily relates to the impact of certain adjustments to pension obligations recorded in shareholders' equity, partially offset by excess tax benefits from the exercise of stock options. Tax benefits credited to shareholders' equity totaled $661 for the year ended June 30, 2012. These primarily relate to the tax effects of net investment hedges, excess tax benefits from the exercise of stock options and the impacts of certain adjustments to pension and other retiree benefit obligations recorded in shareholders' equity.
We have undistributed earnings of foreign subsidiaries of approximately $42.0 billion at June 30, 2013, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. However, the calculation of the amount of deferred U.S. income tax on these earnings is not practicable because of the large number of assumptions necessary to compute the tax.

Amounts in millions of dollars except per share amounts or as otherwise specified.

72 The Procter & Gamble Company

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2013	2012	2011
BEGINNING OF YEAR	$1,773	$1,848	$1,797
Increases in tax positions for prior years	162	166	323
Decreases in tax positions for prior years	(225)	(188)	(388)
Increases in tax positions for current year	188	178	222
Settlements with taxing authorities	(195)	(49)	(168)
Lapse in statute of limitations	(98)	(81)	(94)
Currency translation	(5)	(101)	156
END OF YEAR	1,600	1,773	1,848
The Company is present in approximately 150 taxable jurisdictions and, at any point in time, has 40-50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. The Company is making a concerted effort to bring its audit inventory to a more current position. We have done this by working with tax authorities to conduct audits for several open years at once. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.
Included in the total liability for uncertain tax positions at June 30, 2013, is $1.2 billion that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
Accounting pronouncements require that, without discretion, we recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense, unless the Company qualifies for a specific exception. As of June 30, 2013, 2012 and 2011, we had accrued interest of $413, $439 and $475 and accrued penalties of $34, $66 and $80, respectively, that are not included in the above table. During the fiscal years ended June 30, 2013, 2012 and 2011, we recognized $24, $2 and $197 in interest benefit and $32, $10 and $16 in penalties benefit, respectively. The net benefits recognized resulted primarily from the favorable resolution of tax positions for prior years.
Deferred income tax assets and liabilities were comprised of the following:

June 30	2013	2012
DEFERRED TAX ASSETS
Pension and postretirement benefits	$1,777	$2,366
Stock-based compensation	1,125	1,304
Loss and other carryforwards	1,062	853
Goodwill and other intangible assets	60	78
Accrued marketing and promotion	285	238
Fixed assets	135	165
Unrealized loss on financial and foreign exchange transactions	324	363
Accrued interest and taxes	15	28
Inventory	46	58
Other	879	761
Valuation allowances	(341)	(375)
TOTAL	5,367	5,839

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$11,941	$11,816
Fixed assets	1,718	1,719
Other	315	286
TOTAL	13,974	13,821
Net operating loss carryforwards were $3.1 billion and $2.8 billion at June 30, 2013 and 2012, respectively. If unused, $1.4 billion will expire between 2014 and 2033. The remainder, totaling $1.7 billion at June 30, 2013, may be carried forward indefinitely.
NOTE 11
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

The Procter & Gamble Company 73

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
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ended June 30	2014	2015	2016	2017	2018	Thereafter
Purchase obligations	$1,114	$383	$242	$136	$74	$234
Such amounts represent future purchases in line with expected usage to obtain favorable pricing. Approximately 20% of our purchase commitments relate to service contracts for information technology, human resources management and facilities management activities that have been outsourced to third-party suppliers. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions for early termination. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
We also lease certain property and equipment for varying periods. Future minimum rental commitments under non-cancelable operating leases, net of guaranteed sublease income, are as follows:

Years ended June 30	2014	2015	2016	2017	2018	Thereafter
Operating leases	$254	$241	$196	$161	$141	$519
Litigation
We are subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, advertising, contracts, environmental issues, labor and employments matters and income and other taxes.
As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $16 has been paid as of June 30, 2013. Some of those are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $139 as of June 30, 2013. While the ultimate resolution of these matters may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively.
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
NOTE 12
SEGMENT INFORMATION
Under U.S. GAAP, the GBUs (Categories) are aggregated into five reportable segments:

•	Beauty: Beauty Care (Antiperspirant and Deodorant, Cosmetics, Personal Cleansing, Skin Care); Hair Care and Color; Prestige (SKII, fragrances); Salon Professional;

•	Grooming: Shave Care (Blades and Razors, Pre- and Post-Shave Products); Braun and Appliances;

•
Health Care: Feminine Care (Feminine Care, Incontinence); Oral Care (Toothbrush, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Other Personal Health Care, Vitamins/Minerals/Supplements);

•
Fabric Care and Home Care: Fabric Care (Bleach and Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, Surface Care); Personal Power (Batteries); Pet Care; Professional;

•	Baby Care and Family Care: Baby Care (Baby Wipes, Diapers and Pants); Family Care (Paper Towels, Tissues, Toilet Paper).
The accounting policies of the businesses are generally the same as those described in Note 1. Differences between these policies and U.S. GAAP primarily reflect income taxes, which are reflected in the businesses using applicable blended statutory rates, and the treatment of certain unconsolidated investees. Certain unconsolidated investees are managed as integral parts of our businesses for

Amounts in millions of dollars except per share amounts or as otherwise specified.

74 The Procter & Gamble Company

management reporting purposes. Accordingly, these partially owned operations are reflected as consolidated subsidiaries in segment results, with full recognition of the individual income statement line items through before-tax earnings. Eliminations to adjust these line items to U.S. GAAP are included in Corporate. In determining after-tax earnings for the businesses, we eliminate the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest, and apply statutory tax rates. Adjustments to arrive at our effective tax rate are also included in Corporate.
Corporate includes certain operating and non-operating activities that are not reflected in the operating results used internally to measure and evaluate the businesses, as well as eliminations to adjust management reporting principles to U.S. GAAP. Operating activities in Corporate include the results of incidental businesses managed at the corporate level along with the elimination of individual revenues and expenses generated by certain unconsolidated investees, discussed in the preceding paragraph, over which we exert significant influence, but do not control. Operating elements also include certain employee benefit costs, the costs of certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization and other general Corporate items. The non-operating elements in Corporate primarily include interest expense, acquisition and divestiture gains and interest and investing income. In addition, Corporate includes the historical results of certain divested businesses.
Total assets for the reportable segments include those assets managed by the reportable segment, primarily inventory, fixed assets and intangible assets. Other assets, primarily including cash, accounts receivable, investment securities and goodwill, are included in Corporate.
Our business units are comprised of similar product categories. In 2013, 2012 and 2011, nine business units individually accounted for 5% or more of consolidated net sales as follows:

	% of Sales by Business Unit
Years ended June 30	2013	2012	2011
Fabric Care	20%	20%	20%
Baby Care	13%	13%	12%
Hair Care and Color	11%	11%	11%
Shave Care	8%	9%	9%
Beauty Care	7%	7%	7%
Home Care	7%	7%	7%
Family Care	7%	6%	7%
Oral Care	6%	6%	6%
Feminine Care	6%	6%	6%
All Other	15%	15%	15%
Total	100%	100%	100%

The Company had net sales in the U.S. of $30.3 billion, $29.5 billion and $29.9 billion for the years ended June 30, 2013, 2012 and 2011, respectively. Assets in the U.S. totaled $68.3 billion and $68.0 billion as of June 30, 2013 and 2012, respectively. No other country's net sales or assets exceed 10% of the Company totals.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14%, 14% and 15% of consolidated net sales in 2013, 2012 and 2011, respectively.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 75

Global Segment Results		Net Sales	Earnings from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2013	$19,956	$3,215	$2,474	$375	$8,396	$541
	2012	20,318	3,196	2,390	379	8,357	569
	2011	19,937	3,415	2,542	387	9,544	504
GROOMING	2013	8,038	2,458	1,837	603	23,971	378
	2012	8,339	2,395	1,807	623	24,518	392
	2011	8,245	2,375	1,775	645	24,866	373
HEALTH CARE	2013	12,830	2,769	1,898	380	8,400	529
	2012	12,421	2,718	1,826	353	7,501	496
	2011	12,033	2,720	1,796	359	7,796	409
FABRIC CARE AND HOME CARE	2013	27,448	4,825	3,126	695	12,018	1,115
	2012	27,254	4,645	2,915	679	11,419	1,036
	2011	26,536	4,867	3,109	633	12,060	950
BABY CARE AND FAMILY CARE	2013	16,790	3,509	2,242	648	8,460	1,278
	2012	16,493	3,351	2,123	586	7,535	1,250
	2011	15,606	3,181	1,978	549	7,184	912
CORPORATE(1)	2013	(895)	(1,933)	(175)	281	78,018	167
	2012	(1,145)	(3,520)	(1,744)	584	72,914	221
	2011	(1,253)	(1,561)	498	265	76,904	158
TOTAL COMPANY	2013	84,167	14,843	11,402	2,982	139,263	4,008
	2012	83,680	12,785	9,317	3,204	132,244	3,964
	2011	81,104	14,997	11,698	2,838	138,354	3,306

(1)	The Corporate reportable segment includes the total assets and capital expenditures of the snacks business prior to its divestiture effective May 31, 2012.

NOTE 13
DISCONTINUED OPERATIONS
In fiscal 2012, the Company completed the divestiture of our global snacks business to The Kellogg Company (Kellogg) for $2.7 billion of cash. Under the terms of the agreement, Kellogg acquired our branded snacks products, our manufacturing facilities in Belgium and the United States and the majority of the employees working on the snacks business. The Company recorded an after-tax gain on the transaction of $1.4 billion, which is included in net earnings from discontinued operations in the Consolidated Statement of Earnings for the year ended June 30, 2012.
The snacks business had historically been part of the Company's Snacks and Pet Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the snacks business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all years presented.

Following is selected financial information included in net earnings from discontinued operations for the snacks business:

		Net sales	Earnings from discontinued operations	Income tax expense	Gain on sale of discontinued operations	Income tax benefit/(expense) on sale	Net earnings from discontinued operations
Snacks	2013	$—	$—	$—	$—	$—	$—
	2012	1,440	266	(96)	1,899	(482)	1,587
	2011	1,455	322	(93)	—	—	229

Amounts in millions of dollars except per share amounts or as otherwise specified.

76 The Procter & Gamble Company

NOTE 14
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sept 30	Dec 31		Mar 31	Jun 30		Total Year
NET SALES	2012-2013	$20,739	$22,175		$20,598	$20,655		$84,167
	2011-2012	21,530	21,744		20,194	20,212		83,680
OPERATING INCOME	2012-2013	3,951	4,492		3,405	2,633	(3)	14,481
	2011-2012	4,250	2,680	(3)	3,299	3,063		13,292
GROSS MARGIN	2012-2013	50.1%	50.9%		49.8%	47.5%		49.6%
	2011-2012	49.8%	50.1%		49.3%	48.1%		49.3%
NET EARNINGS:
Net earnings from continuing operations	2012-2013	$2,853	$4,076	(2)	$2,591	$1,882	(3)	$11,402
	2011-2012	2,999	1,672	(3)	2,433	2,213		9,317
Net earnings from discontinued operations	2012-2013	—	—		—	—		—
	2011-2012	58	41		34	1,454	(4)	1,587
Net earnings attributable to Procter & Gamble	2012-2013	2,814	4,057	(2)	2,566	1,875	(3)	11,312
	2011-2012	3,024	1,690	(3)	2,411	3,631		10,756
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	2012-2013	$0.96	$1.39		$0.88	$0.64		$3.86
	2011-2012	1.01	0.56		0.81	0.74		3.12
Earnings from discontinued operations	2012-2013	—	—		—	—		—
	2011-2012	0.02	0.01		0.01	0.50		0.54
Net earnings	2012-2013	0.96	1.39		0.88	0.64		3.86
	2011-2012	1.03	0.57		0.82	1.24		3.66

(1)	Diluted net earnings per share is calculated on earnings attributable to Procter & Gamble.

(2)	The Company acquired the balance of its Baby Care and Feminine Care joint venture in Iberia in October 2012 resulting in a non-operating gain of $623.

(3)
During the fourth quarter of fiscal year 2013 and the second quarter of fiscal year 2012, the Company recorded goodwill and indefinite-lived intangible assets impairment charges of $308 million and $1.6 billion, respectively. For additional details, see Note 2.

(4)	The Company divested its snacks business in May 2012. See Note 13 for details of the transaction.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 77

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company's President and Chief Executive Officer, A. G. Lafley, and the Company's Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.
Messrs. Lafley and Moeller have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Lafley and Moeller, to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

78 The Procter & Gamble Company

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following members of the Audit Committee are independent and are Audit Committee financial experts as defined by SEC rules: Ms. Patricia A. Woertz (Chair) and Mr. Kenneth I. Chenault.
The information required by this item is incorporated by reference to the following sections of the 2013 Proxy Statement filed pursuant to Regulation 14A: the section entitled Election of Directors, up to and including the subsection entitled Nominees for Election of Directors with Terms Expiring in 2014, Corporate Governance, up to but not including the subsection entitled Board Engagement and Attendance; the section entitled Code of Ethics; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2013 Proxy

Statement filed pursuant to Regulation 14A: the portion of the Corporate Governance section entitled Committees of the Board and the portion beginning with Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2013. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors' Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Gillette Company 1971 Stock Option Plan; The Gillette Company 2004 Long-Term Incentive Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	291,021,000	$57.1208		(2)
Restricted Stock Units (RSUs) / Performance Stock Units (PSUs)	10,081,890	N/A		(2)
Equity compensation plans not approved by security holders (3)
Options	15,217,784	56.1637		(4)
Restricted Stock Units (RSUs)	42,995	N/A		(4)

GRAND TOTAL	316,363,669	57.0733	(5)	56,253,893

(1)
Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors Stock Plan; and The Procter & Gamble 2009 Stock and Incentive Compensation Plan.

(2)
Of the plans listed in (1), only The Procter & Gamble 2009 Stock and Incentive Compensation Plan and The 2003 Non- Employee Directors Stock Plan allow for future grants of securities. The maximum number of shares that may be granted under these plans is 180 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 2.88 shares for each share awarded. Total shares available for future issuance under these plans is 56 million.

(3)	Includes The Procter & Gamble 1992 Stock Plan (Belgian version); The Procter & Gamble Future Shares Plan; and The Gillette Company 2004 Long-Term Incentive Plan.
(4)	None of the plans listed in (3) allow for future grants of securities.
(5)	Weighted average exercise price of outstanding options only.

The Procter & Gamble Company 79

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

80 The Procter & Gamble Company

death, retirement, special separation, voluntary resignation that is not for Good Reason (as those terms are defined in the plan) or any grants as to which the Compensation Committee of the Board of Directors has waived the termination provisions.
Additional information required by this item is incorporated by reference to the 2013 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.
Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the following sections of the 2013 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the 2013 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

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

•Consolidated Statements of Earnings - for years ended June 30, 2013, 2012 and 2011
•Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2013, 2012 and 2011
•Consolidated Balance Sheets - as of June 30, 2013 and 2012
•Consolidated Statements of Shareholders' Equity - for years ended June 30, 2013, 2012 and 2011
•Consolidated Statements of Cash Flows - for years ended June 30, 2013, 2012 and 2011
•Notes to Consolidated Financial Statements

2.Financial Statement Schedules:
These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

Exhibits:

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).

(3-2) -
Regulations (as amended by the Board of Directors on January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ending December 31, 2011).

Exhibit (4) -	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2013), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2008).*

(10-2) -	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992.* +

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy.* +

The Procter & Gamble Company 81

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-5) -	The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994.* +

(10-6) -	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001), which was originally adopted by the Board of Directors on February 14, 1997.* +

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).*

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2008).*

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended September 30, 2012) and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2012).

(10-11) -	Company's Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2012).

(10-12) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2008).

(10-13) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-14) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-15) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-15) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-16) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012) .*

(10-16) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-17) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-17) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-18) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-19) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-20) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

82 The Procter & Gamble Company

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2012) and related correspondence (Incorporated by reference to Exhibit (10-5) of the Company Form 10-Q for the quarter ended December 31, 2012).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2012) and related terms and conditions (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). *

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

The Procter & Gamble Company 83

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ A.G. LAFLEY
(A.G. Lafley) Chairman of the Board, President and Chief Executive Officer
August 8, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ A.G. LAFLEY ___ (A.G. Lafley)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 8, 2013

/S/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 8, 2013

/S/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President & Comptroller (Principal Accounting Officer)	August 8, 2013

/S/ ANGELA F. BRALY (Angela F. Braly)	Director	August 8, 2013

/S/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 8, 2013

/S/ SCOTT D. COOK__ (Scott D. Cook)	Director	August 8, 2013

/S/ SUSAN DESMOND-HELLMANN (Susan Desmond-Hellmann)	Director	August 8, 2013

/S/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 8, 2013

/S/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 8, 2013

/S/ JOHNATHAN A. RODGERS (Johnathan A. Rodgers)	Director	August 8, 2013

/S/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 8, 2013

/S/ MARY AGNES WILDEROTTER (Mary Agnes Wilderotter)	Director	August 8, 2013

/S/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 8, 2013

/S/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 8, 2013

84 The Procter & Gamble Company

EXHIBIT INDEX

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).

(3-2) -
Regulations (as amended by the Board of Directors on January 16, 2012 pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ending December 31, 2011).

Exhibit (4) -	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2013), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2008).*

(10-2) -	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992.*

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy.*

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-5) -	The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994.*

(10-6) -	The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001), which was originally adopted by the Board of Directors on February 14, 1997.*

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).*

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007), which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2008).*

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended September 30, 2012) and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2012).

(10-11) -	Company's Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2012).

(10-12) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2008).

(10-13) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-14) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-15) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

The Procter & Gamble Company 85

(10-15) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-16) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012) .*

(10-16) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-17) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-17) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-18) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-19) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-20) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended December 31, 2012) and related correspondence (Incorporated by reference to Exhibit (10-5) of the Company Form 10-Q for the quarter ended December 31, 2012).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2012) and related terms and conditions (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). *

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