Form 10-Q
period 2013-09-30
PROCTER & GAMBLE Co
filed 2013-10-25
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Yes ☐     No ☑

There were 2,718,230,729 shares of Common Stock outstanding as of September 30, 2013.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.
In the opinion of management, these unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2013	2012
NET SALES	$21,205	$20,739
Cost of products sold	10,810	10,350
Selling, general and administrative expense	6,244	6,438
OPERATING INCOME	4,151	3,951
Interest expense	165	172
Interest income	21	19
Other non-operating income	5	28
EARNINGS BEFORE INCOME TAXES	4,012	3,826
Income taxes	955	973
NET EARNINGS	3,057	2,853
Less: Net earnings attributable to noncontrolling interests	30	39
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,027	$2,814

BASIC NET EARNINGS PER COMMON SHARE (1)
Basic net earnings per common share	$1.09	$1.00
Diluted net earnings per common share	1.04	0.96
Dividends per common share	0.602	0.562

Diluted Weighted Average Common Shares Outstanding	2,924.3	2,931.7
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2013	2012
NET EARNINGS	$3,057	$2,853
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Financial statement translation	1,049	1,411
Unrealized gains/(losses) on cash flow hedges	(239)	(230)
Unrealized gains/(losses) on investment securities	14	—
Defined benefit retirement plans	(56)	(27)
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	768	1,154
TOTAL COMPREHENSIVE INCOME	3,825	4,007
Less: Total comprehensive income attributable to noncontrolling interests	35	48
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,790	$3,959

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$6,122	$5,947
Available-for-sale investment securities			1,580	—
Accounts receivable			6,555	6,508
Inventories
Materials and supplies			1,844	1,704
Work in process			698	722
Finished goods			4,852	4,483
Total inventories			7,394	6,909
Deferred income taxes			1,095	948
Prepaid expenses and other current assets			3,576	3,678
TOTAL CURRENT ASSETS			26,322	23,990
PROPERTY, PLANT AND EQUIPMENT, NET			21,876	21,666
GOODWILL			55,874	55,188
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			31,715	31,572
OTHER NONCURRENT ASSETS			5,338	6,847
TOTAL ASSETS			$141,125	$139,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,489	$8,777
Accrued and other liabilities			9,428	8,828
Debt due within one year			16,300	12,432
TOTAL CURRENT LIABILITIES			33,217	30,037
LONG-TERM DEBT			18,480	19,111
DEFERRED INCOME TAXES			10,853	10,827
OTHER NONCURRENT LIABILITIES			9,759	10,579
TOTAL LIABILITIES			72,309	70,554
SHAREHOLDERS’ EQUITY
Preferred stock			1,128	1,137
Common stock – shares issued –	September 2013	4,009.2
	June 2013	4,009.2	4,009	4,009
Additional paid-in capital			63,638	63,538
Reserve for ESOP debt retirement			(1,346)	(1,352)
Accumulated other comprehensive income/(loss)			(6,731)	(7,499)
Treasury stock			(74,145)	(71,966)
Retained earnings			81,534	80,197
Noncontrolling interest			729	645
TOTAL SHAREHOLDERS’ EQUITY			68,816	68,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$141,125	$139,263
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,947	$4,436
OPERATING ACTIVITIES
Net earnings	3,057	2,853
Depreciation and amortization	771	710
Share-based compensation expense	84	79
Deferred income taxes	(11)	(18)
Gain on purchase/sale of businesses	(2)	(17)
Changes in:
Accounts receivable	(3)	(795)
Inventories	(452)	(502)
Accounts payable, accrued and other liabilities	(809)	64
Other operating assets and liabilities	(731)	397
Other	140	(1)
TOTAL OPERATING ACTIVITIES	2,044	2,770
INVESTING ACTIVITIES
Capital expenditures	(725)	(805)
Proceeds from asset sales	2	66
Acquisitions, net of cash acquired	1	12
Change in other investments	(124)	(12)
TOTAL INVESTING ACTIVITIES	(846)	(739)
FINANCING ACTIVITIES
Dividends to shareholders	(1,708)	(1,605)
Change in short-term debt	1,862	1,033
Additions to long-term debt	1,073	2,225
Reductions of long-term debt	—	(1,251)
Treasury stock purchases	(2,502)	(2,584)
Impact of stock options and other	304	951
TOTAL FINANCING ACTIVITIES	(971)	(1,231)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(52)	66
CHANGE IN CASH AND CASH EQUIVALENTS	175	866
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,122	$5,302
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The results of operations for the three-month period ended September 30, 2013 are not necessarily indicative of annual results.

2. New Accounting Pronouncements and Policies

No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3. Segment Information

Effective July 1, 2013, the Company implemented a number of changes to our GBU structure, which resulted in changes to our reportable segments.  We organized our Global Business Units (GBUs) into four industry-based sectors comprised of 1) Global Beauty, 2) Global Health and Grooming, 3) Global Fabric and Home Care, and 4) Global Baby, Feminine and Family Care. Under U.S. GAAP, the GBUs underlying these sectors will be aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric Care and Home Care, and 5) Baby, Feminine and Family Care. As a result of the organizational changes, Feminine Care transitioned from Health Care to Baby, Feminine and Family Care, and Pet Care transitioned from Fabric Care and Home Care to Health Care.

Following is a summary of segment results.

		Three Months Ended September 30
		Net Sales	Earnings Before Income Taxes	Net Earnings
Beauty	2013	$4,903	$909	$690
	2012	4,940	852	658
Grooming	2013	1,956	601	453
	2012	2,007	634	466
Health Care	2013	2,306	398	267
	2012	2,322	486	321
Fabric Care and Home Care	2013	6,700	1,298	857
	2012	6,503	1,327	877
Baby, Feminine and Family Care	2013	5,503	1,121	725
	2012	5,248	1,123	724
Corporate	2013	(163)	(315)	65
	2012	(281)	(596)	(193)
Total	2013	$21,205	$4,012	$3,057
	2012	20,739	3,826	2,853

4. Goodwill and Other Intangible Assets

Goodwill as of September 30, 2013 is allocated by reportable segment as follows. Current and prior year balances reflect the change in segment reporting. As a result, Feminine Care goodwill moved from Health Care to Baby, Feminine and Family Care and Pet Care goodwill moved from Fabric Care and Home Care to Health Care.

Amounts in millions of dollars unless otherwise specified.

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at June 30, 2013	$16,663	$20,617	$8,318	$4,453	$4,828	$309	$55,188
Translation and other	263	245	76	43	59	—	686
GOODWILL at September 30, 2013	$16,926	$20,862	$8,394	$4,496	$4,887	$309	$55,874

Goodwill increased from June 30, 2013, due to currency translation across all reportable segments.

Identifiable intangible assets as of September 30, 2013 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,819	$5,096
Intangible assets with indefinite lives	26,992	—
Total identifiable intangible assets	$36,811	$5,096

Intangible assets with determinable lives consist principally of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands.

The amortization of intangible assets for the three months ended September 30, 2013 and 2012 was $134 million and $127 million, respectively.

5. Share-Based Compensation

Total share-based compensation for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30
	2013	2012
Share-Based Compensation
Stock options	$59	$54
Other share-based awards	25	25
Total share-based compensation	$84	$79

Assumptions utilized in the model are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits

The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

Amounts in millions of dollars unless otherwise specified.

	Pension Benefits		Other Retiree Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2013	2012	2013	2012
Service cost	$73	$74	$37	$47
Interest cost	143	140	64	64
Expected return on plan assets	(170)	(148)	(96)	(95)
Prior service cost / (credit) amortization	6	3	(5)	(5)
Net actuarial loss amortization	52	53	29	50
Gross benefit cost	104	122	29	61
Dividends on ESOP preferred stock	—	—	(16)	(17)
Net periodic benefit cost	$104	$122	$13	$44

For the year ending June 30, 2014, the expected return on plan assets is 7.2% and 8.3% for pensions and other retiree benefit plans, respectively.

7. Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. For details on the Company’s risk management activities and fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Fair Value Hierarchy
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The following table sets forth the Company’s financial assets and liabilities as of September 30, 2013 and June 30, 2013 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

Amounts in millions of dollars unless otherwise specified.

	Level 1		Level 2		Level 3		Total
	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013
Assets recorded at fair value:
Investments:
U.S. government securities	$—	$—	$1,580	$1,571	$—	$—	$1,580	$1,571
Other investments	31	23	—	—	24	24	55	47
Derivatives relating to:
Foreign currency hedges	—	—	164	168	—	—	164	168
Other foreign currency instruments (1)	—	—	35	19	—	—	35	19
Interest rates	—	—	167	191	—	—	167	191
Net investment hedges	—	—	224	233	—	—	224	233
Total assets recorded at fair value (2)	31	23	2,170	2,182	24	24	2,225	2,229
Liabilities recorded at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	—	—	—	—	—	—
Other foreign currency instruments (1)	—	—	37	90	—	—	37	90
Interest rates	—	—	64	59	—	—	64	59
Net investment hedges	—	—	1	—	—	—	1	—
Liabilities recorded at fair value (3)	—	—	102	149	—	—	102	149
Liabilities not recorded at fair value:
Long-term debt (4)	23,865	22,671	3,092	3,022	—	—	26,957	25,693
Total liabilities recorded and not recorded at fair value	$23,865	$22,671	$3,194	$3,171	$—	$—	$27,059	$25,842

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)
All derivative assets are presented in prepaid expenses and other current assets and other noncurrent assets. Investment securities are presented in available-for-sale investment securities and other noncurrent assets. The U.S government securities are included in other noncurrent assets in our Consolidated Balance Sheet at June 30, 2013. The amortized cost of the U.S. government securities was $1,604 as of September 30, 2013 and June 30, 2013. All U.S. government securities have contractual maturities between one and five years. Fair values are generally estimated based upon quoted market prices for similar instruments.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($2,064 and $4,540 as of September 30, 2013 and June 30, 2013, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented and there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended September 30, 2013.

Substantially all of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of September 30, 2013, was not material. The Company has not been required to post any collateral as a result of these contractual features.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30, 2013 and June 30, 2013 are as follows:

Amounts in millions of dollars unless otherwise specified.

	Notional Amount		Fair Value Asset/(Liability)
	September 30, 2013	June 30, 2013	September 30, 2013	June 30, 2013
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$951	$951	$164	$168
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$10,226	$9,117	$103	$132
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$1,303	$1,303	$223	$233
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$6,496	$7,080	$(2)	$(71)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
	September 30, 2013	June 30, 2013
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$6	$7
Foreign currency contracts	17	14
Total	$23	$21
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$139	$145

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the three months ended September 30, 2013 and 2012, was not material. During the next 12 months, the amount of the September 30, 2013 accumulated OCI (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2013 and 2012 are as follows:

Amounts in millions of dollars unless otherwise specified.

	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30
	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$2
Foreign currency contracts	(2)	(18)
Total	$—	$(16)

	Amount of Gain/(Loss) Recognized in Income
	Three Months Ended September 30
	2013	2012
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(29)	$40
Debt	29	(38)
Total	—	2
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	109	279
Commodity contracts	—	2
Total	$109	$281

(1)
The gain or loss on the effective portion of cash flow hedging relationships is reclassified from AOCI into net income in the same period during which the related item affects earnings. Such amounts are included in the Consolidated Statements of Earnings as follows: interest rate contracts in interest expense, foreign currency contracts in selling, general and administrative expense (SG&A) and interest expense and commodity contracts in cost of products sold.

(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in interest expense.

(3)
The gain or loss on contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings as follows: foreign currency contracts in SG&A and commodity contracts in cost of products sold.

(4)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

8. Accumulated Other Comprehensive Income / (Loss)

The tables below present the changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss).

Changes in Accumulated Other Comprehensive Income / (Loss) by Component (1)

	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2013	$(3,529)	$(27)	$(4,296)	$353	$(7,499)
OCI before reclassifications	(240)	14	(114)	1,049	709
Amounts reclassified out of AOCI	1	—	58	—	59
Net current-period OCI	(239)	14	(56)	1,049	768
Balance at September 30, 2013	$(3,768)	$(13)	$(4,352)	$1,402	$(6,731)

(1) Net of tax of $(144), $3 and $(33) for hedges, investment securities, and defined benefit retirement plans, respectively.

Amounts in millions of dollars unless otherwise specified.

Reclassifications out of Accumulated Other Comprehensive Income
Three Months Ended September 30
2013
Hedges (1)
Interest rate contracts	$2
Foreign exchange contracts	(2)
Total before-tax	—
Tax (expense) / benefit	(1)
Net of tax	(1)

Pension and Other Retiree Benefits (2)
Amortization of deferred amounts	(1)
Recognized net actuarial gains/(losses)	(81)
Total before-tax	(82)
Tax (expense) / benefit	24
Net of tax	(58)
Total reclassifications, net of tax	$(59)

(1) See Note 7 for classification of these items in the Consolidated Statement of Earnings.
(2) Reclassified from AOCI into costs of products sold and SG&A. These components are included in the computation of net periodic pension cost (see Note 6 for additional details).

9. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 million annually. In February and November 2012, the Company made announcements regarding an incremental restructuring program as part of a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The productivity and cost savings plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The restructuring program is being executed across the Company's centralized organization as well as across virtually all of its Market Development Organization (MDO) and GBUs.

The Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five year period (from fiscal 2012 through fiscal 2016), including costs incurred as part of the ongoing and incremental restructuring program. The restructuring program included an initial net reduction in non-manufacturing overhead personnel of approximately 5,700 by the end of fiscal 2013. In addition to the initial reduction of 5,700 employees, the restructuring program includes plans for a further non-manufacturing overhead personnel reduction of approximately 2% - 4% annually from fiscal 2014 through fiscal 2016, roughly doubling the size of the initial enrollment reduction target. This is being done via the elimination of duplicate work, simplification through the use of technology and the optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.

Restructuring costs incurred consist primarily of costs to separate employees and asset-related costs to exit facilities. The Company is also incurring other types of costs as outlined below. Through fiscal 2013, the Company incurred charges of approximately $2.0 billion. Approximately $1.1 billion of these charges were related to separations, $487 million were asset-related and $431 million were related to other restructuring-type costs. Through fiscal 2013, the Company reduced non-manufacturing enrollment by approximately 7,000, which was 1,300 positions above initial target.

The Company incurred total restructuring charges of approximately $129 million for the three months ended September 30, 2013. Approximately $48 million of these charges were recorded in SG&A. The remainder is included in cost of products

Amounts in millions of dollars unless otherwise specified.

sold. The following table presents restructuring activity for the three months ended September 30, 2013:

		For the Three Months Ended September 30, 2013
	Reserve June 30, 2013	Charges	Cash Spent	Charges Against Assets	Reserve September 30, 2013
Separations	$296	$53	$(37)	$—	$312
Asset-Related Costs	—	53	—	(53)	—
Other Costs	27	23	(30)	—	20
Total	323	129	(67)	(53)	332

Separation Costs
Employee separation charges for the three months ended September 30, 2013, relate to severance packages for approximately 230 employees, of which approximately 170 are non-manufacturing employees. These separations are primarily in North America and Western Europe. The packages are predominately voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 6,980 employees, of which approximately 4,810 are non-manufacturing overhead personnel.

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

Three Months Ended September 30
2013
Beauty	$5
Grooming	5
Health Care	2
Fabric Care & Home Care	18
Baby, Feminine and Family Care	56
Corporate (1)	43
Total Company	$129

(1) Corporate includes costs related to allocated overheads, including charges related to our MDO, GBS and Corporate Functions activities.

Amounts in millions of dollars unless otherwise specified.

10. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, advertising, contracts, environmental issues, labor and employment matters and income taxes.

As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $16 million has been paid as of September 30, 2013. Some of those are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $143 million as of September 30, 2013. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, it is difficult to estimate such amounts at this time. Currently, however, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively.

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

Income Tax Uncertainties

The Company is present in approximately 150 taxable jurisdictions and, at any point in time, has 40 – 50 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.

Additional information on the Commitments and Contingencies of the Company can be found in Note 11, Commitments and Contingencies, which appears in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Amounts in millions of dollars unless otherwise specified.

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

The purpose of this Management Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three Months Ended September 30, 2013

•	Business Segment Discussion – Three Months Ended September 30, 2013

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
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

Effective July 1, 2013, the Company implemented a number of changes to our Global Business Unit (GBU) structure, which resulted in changes to our reportable segments.  We organized our GBUs into four industry-based sectors comprised of 1) Global Beauty, 2) Global Health and Grooming, 3) Global Fabric and Home Care, and 4) Global Baby, Feminine and Family Care. Under U.S. GAAP, the GBUs underlying these sectors are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric Care and Home Care, and 5) Baby, Feminine and Family Care. As a result of the organizational changes, Feminine Care transitioned from Health Care to Baby, Feminine and Family Care, and Pet Care transitioned from Fabric Care and Home Care to Health Care.

The table below provides more information about the components of our reportable business segment structure.

Reportable Segment	GBUs (Categories)	Billion Dollar Brands
Beauty	Beauty Care (Antiperspirant and Deodorant, Cosmetics, Personal Cleansing, Skin Care); Hair Care and Color; Prestige (SK-II, Fragrances); Salon Professional	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	Shave Care (Blades and Razors, Pre- and Post-Shave Products); Braun and Appliances	Fusion, Gillette, Mach3, Prestobarba
Health Care	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Other Personal Health Care, Vitamins/Minerals/Supplements); Oral Care (Toothbrush, Toothpaste, Other Oral Care); Pet Care	Crest, Iams, Oral-B, Vicks
Fabric Care and Home Care	Fabric Care (Bleach and Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, Surface Care); Personal Power (Batteries); Professional	Ace, Ariel, Dawn, Downy, Duracell, Febreze, Gain, Tide
Baby, Feminine and Family Care	Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Feminine Care, Incontinence); Family Care (Paper Towels, Tissues, Toilet Paper)	Always, Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2013 (excludes net sales and net earnings in Corporate):

	Three Months Ended September 30, 2013
	Net Sales	Net Earnings
Beauty	23%	23%
Grooming	9%	15%
Health Care	11%	9%
Fabric Care and Home Care	31%	29%
Baby, Feminine and Family Care	26%	24%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2013 versus the three months ended September 30, 2012:

•	Net sales increased 2% versus the previous year to $21.2 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 4%.

•
Unit volume increased 4%. Volume grew mid-single digits for Fabric Care and Home Care and Baby, Feminine and Family Care. Volume increased low single digits for Beauty. Volume declined low single digits for Grooming and Health Care.

•
Net earnings attributable to Procter & Gamble were $3.0 billion, an increase of $213 million, or 8% versus the prior year period. This increase was primarily driven by a $204 million after tax reduction in restructuring charges.

•	Diluted net earnings per share from continuing operations increased 8% to $1.04.

•	Core net earnings per share, which excludes incremental restructuring charges and base period legal charges, decreased 1% to $1.05.

•
Operating cash flow was $2.0 billion. Free cash flow, which is operating cash flow less capital expenditures, was $1.3 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 43%.

ECONOMIC CONDITIONS, CHALLENGES AND RISKS
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on leading-edge innovation with respect to both products and operations, the continued positive reputations of our brands and our ability to successfully maintain patent and trademark protection. This means we must be able to obtain patents and trademarks, and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the environments in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans. As a company that manages a portfolio of consumer brands, our ongoing business model involves a certain level of ongoing acquisition, divestiture and joint venture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against base business objectives. Daily conduct of our business also depends on our ability to maintain key information technology systems, including systems operated by third-party suppliers, and to maintain security over our data.
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as through consistent productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange, import authorization and pricing controls, such as Venezuela, Argentina, China, India, and Egypt. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
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

RESULTS OF OPERATIONS – Three Months Ended September 30, 2013
The following discussion provides a review of results for the three months ended September 30, 2013 versus the three months ended September 30, 2012.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended September 30
	2013	2012	% CHG
NET SALES	$21,205	$20,739	2%
COST OF PRODUCTS SOLD	10,810	10,350	4%
GROSS PROFIT	10,395	10,389	—%
SELLING GENERAL & ADMINISTRATIVE EXPENSE	6,244	6,438	(3)%
OPERATING INCOME	4,151	3,951	5%
INTEREST EXPENSE	165	172	(4)%
INTEREST INCOME	21	19	11%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	5	28	(82)%
EARNINGS BEFORE INCOME TAXES	4,012	3,826	5%
INCOME TAXES	955	973	(2)%
NET EARNINGS	3,057	2,853	7%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	30	39	(23)%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,027	$2,814	8%
EFFECTIVE TAX RATE	23.8%	25.4%

PER COMMON SHARE (1):
BASIC NET EARNINGS	$1.09	$1.00	9%
DILUTED NET EARNINGS	$1.04	$0.96	8%
DIVIDENDS	$0.602	$0.562	7%

AVERAGE DILUTED SHARES OUTSTANDING	2,924.3	2,931.7
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.0%	50.1%	(110)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	29.4%	31.0%	(160)
OPERATING MARGIN	19.6%	19.1%	50
EARNINGS BEFORE INCOME TAXES	18.9%	18.4%	50
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	14.3%	13.6%	70

Net Sales

Net sales increased 2% to $21.2 billion for the first quarter on a 4% increase in unit volume versus the prior year period. Fabric Care and Home Care and Baby, Feminine and Family Care volume grew mid-single digits. Beauty volume grew low single digits. Grooming and Health Care volume decreased low single digits. Volume increased low single digits in developed regions and grew mid-single digits in developing regions. Unfavorable foreign exchange reduced net sales by 2%. Organic sales grew 4% driven by the unit volume increase.

	Net Sales Change Drivers 2013 vs. 2012 (Three Months Ended September 30)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	2%	2%	-2%	0%	-1%	0%	-1%
Grooming	-1%	0%	-2%	1%	0%	-1%	-3%
Health Care	-1%	-1%	-1%	2%	-1%	0%	-1%
Fabric Care and Home Care	6%	6%	-3%	-1%	1%	0%	3%
Baby, Feminine and Family Care	6%	6%	-1%	0%	0%	0%	5%
TOTAL COMPANY	4%	4%	-2%	0%	0%	0%	2%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin contracted 110 basis points to 49.0% of net sales for the quarter. The decrease in gross margin was driven by a 140 basis point impact from unfavorable geographic and product mix behind disproportionate growth in developing regions, the Fabric Care and Home Care and Baby, Feminine and Family Care segments, and mid-tier products, which have lower gross margins than the Company average. Additionally gross margin decreased by 80-basis-point due to the impact of unfavorable foreign exchange. These were partially offset by manufacturing cost savings of 160 basis points and a decrease in restructuring spending.

Total selling, general and administrative expenses (SG&A) decreased 3% to $6.2 billion primarily due to a reduction in restructuring spending. SG&A as a percentage of net sales decreased 160 basis points to 29.4%. Lower restructuring spending drove 90 basis points of the decline. Overhead productivity savings of 40 basis points and scale benefits of increased net sales on both overhead and marketing spending were partially offset by an increase in wages primarily in developing regions.

Non-Operating Expenses and Income

Interest expense was $165 million for the quarter, down $7 million versus the prior year period due to lower interest rates on floating rate debt, partially offset by an increase in debt outstanding. Interest income was $21 million for the quarter, an increase of $2 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income/(expense) decreased $23 million to $5 million primarily due to the sale of the Company's household appliances business in the base period.

Income Taxes

The effective tax rate on continuing operations decreased 160 basis points to 23.8%. The current year decline was driven by a favorable geographic mix of earnings and the timing of U.S. corporate tax law changes in the prior year, partially offset by the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 30 basis points in the current year versus 180 basis points in the prior year).

Net Earnings

Net earnings increased $204 million or 7% to $3.1 billion for the quarter. The increase was due to the increase in net sales, the reduction in SG&A, and the lower effective tax rate. These favorable items were partially offset by the gross margin contraction. Foreign exchange reduced net earnings by about $250 million for the quarter. Diluted net earnings per share increased 8% to $1.04. Earnings per share grew more than net earnings due to the reduction in number of shares outstanding and due to the impact of noncontrolling interests. Core net earnings per share decreased 1% to $1.05. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges in both periods related to our productivity and cost savings plan and the prior year charges for European legal matters.

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
The Venezuelan government has established one official exchange rate for qualifying dividends and imported goods and services, equal to 6.3 Bolivares Fuertes (VEF) to one U.S. dollar. Transactions at the official exchange rate are subject to CADIVI (Venezuelan government's Foreign Exchange Administrative Commission). Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the official rate, which is currently the rate expected to be applicable to dividend repatriations.
In addition to the official exchange rate, there was previously a parallel exchange market (SITME) that was controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. The published rate was 5.3 through February 12, 2013. The notional amount of transactions that ran through this foreign exchange rate for nonessential goods was restrictive, which essentially eliminated the Company's ability to access any foreign exchange rate other than the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. When the government devalued its currency in February, 2013, it also eliminated SITME, but established a new auction-based exchange rate market program, referred to as SICAD.  As of September 30, 2013, there is little official information available on this auction process or the underlying auction rates. Because there is little information available on the SICAD mechanism, all of our net monetary assets are measured at the official 6.3 exchange rate at September 30, 2013.
As of September 30, 2013, the Company had net monetary assets denominated in local currency of $1.0 billion. Local currency balances increased 11% since June 30, 2013 due to earnings in Venezuela and an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments. Depending on the ultimate transparency and liquidity of the SICAD market, it is possible that we may remeasure a portion of our net monetary balances (the amount of the net assets needed to satisfy U.S. dollar denominated liabilities that do not qualify for official rate dollars, approximately $183 million as of September 30, 2013) at the SICAD rate. This would result in an additional devaluation charge.
The Company intends to restore net sales and profit to levels achieved prior to the devaluation. However, our ability to do so will be impacted by several factors. These include our ability to mitigate the effect of the recently enacted price controls, any potential future devaluation, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities. In addition, depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets. We also have devaluation exposure for the differential between the current and potential future official exchange rates.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2013

The following discussion provides a review of results by reportable business segment. Analyses of the results for the three months ended September 30, 2013 are provided based on a comparison to the same three-month periods ended September 30, 2012. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three months ended September 30, 2013 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2013
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$4,903	(1)%	909	7%	690	5%
Grooming	1,956	(3)%	601	(5)%	453	(3)%
Health Care	2,306	(1)%	398	(18)%	267	(17)%
Fabric Care and Home Care	6,700	3%	1,298	(2)%	857	(2)%
Baby, Feminine and Family Care	5,503	5%	1,121	—%	725	—%
Corporate	(163)	N/A	(315)	N/A	65	N/A
Total Company	21,205	2%	4,012	5%	3,057	7%

Beauty
Three months ended September 30, 2013 compared with three months ended September 30, 2012
Beauty net sales decreased 1% to $4.9 billion during the first fiscal quarter on unit volume that increased by 2%. Organic sales increased 1%. Unfavorable product mix reduced net sales by 1% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Beauty segment decreased 0.2 points. Volume increased low single digits in developed and developing markets. Volume in Hair Care increased low single digits, with low-single digit growth in both developed and developing regions due to innovation and market growth. Global market share of the hair care category was flat. Volume in Beauty Care increased mid-single digits due to product innovation and market growth for personal cleansing and deodorants, partially offset by a decrease in facial skin care due to competitive activity. Global market share of the beauty care category decreased slightly. Volume in Salon Professional decreased low single digits due to initiative activity in the base period and market contraction primarily in Southern Europe. Volume in Prestige decreased mid-single digits due to minor brand divestitures and customer inventory reductions. Net earnings increased 5% to $690 million as the decline in net sales was more than offset by an 80 basis point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A, partially offset by gross margin contraction. SG&A decreased due to reductions in both marketing and overhead spending. Gross margin decreased due to the impact of foreign exchange and the unfavorable product mix, partially offset by manufacturing cost savings.

Grooming
Three months ended September 30, 2013 compared with three months ended September 30, 2012
Grooming net sales decreased 3% to $2.0 billion during the first fiscal quarter on a 1% decrease in unit volume. Organic sales were up 1% on organic volume that was in line with the prior year period. Price increases contributed 1% to net sales growth. The mix impact of the household appliances divestiture reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Grooming segment increased 0.2 points. Volume decreased mid-single digits in developed regions partially offset by a low-single digit increase in developing regions. On an organic basis, volume was down low single digits in developed regions and up low single digits in developing regions. Shave Care volume was in line with the prior year period, as low single-digit growth in developing regions from innovation and market growth was offset by a low single-digit decrease in developed regions due to market contraction. Global market share of the blades and razors category was flat. Volume in Appliances decreased double digits due to the sale of the Braun household appliances business. Organic volume increased low single digits due to product innovation and shipments to support initiatives and new distributors. Global market share of the appliances category was down more than half a point. Net earnings decreased 3% to $453 million due to the decrease in net sales and a 10 basis-point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction, partially offset by a reduction in SG&A spending and a lower effective tax rate. Gross margin decreased due to the impact of foreign exchange, higher commodity costs and unfavorable product and geographic mix. SG&A decreased primarily due to a decrease in marketing spending.

Health Care
Three months ended September 30, 2013 compared with three months ended September 30, 2012
Health Care net sales decreased 1% to $2.3 billion during the first fiscal quarter on a 1% decrease in unit volume. Organic sales were consistent with the prior year period. Price increases contributed 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 1%. Disproportionate growth in developing regions drove unfavorable geographic mix reducing net sales by 1%. Global market share of the Health Care segment decreased 0.4 points. Volume decreased low single digits in developed regions, partially offset by a low single-digit increase in developing regions. Oral Care volume was in line with the prior year period, as a low single-digit decrease in developed regions due to competitive activity was offset by a mid-single digit increase in developing regions behind geographic market expansion and market growth. Global market share of the oral care category was flat. Volume in Personal Health Care was in line with the prior year period, as growth behind innovation was offset by a decrease in shipments of Prilosec OTC in North America. Pet Care volume decreased mid-single digits primarily due to the impact of product recalls for Natura. Global market share of the pet care category was down more than half a point. Net earnings decreased 17% to $267 million due to the decrease in net sales and a 220-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction and an increase in SG&A. Gross margin decreased primarily due to unfavorable product and geographic mix and the impact of the Natura recalls. SG&A increased primarily due to an increase in marketing spending.

Fabric Care and Home Care
Three months ended September 30, 2013 compared with three months ended September 30, 2012
Fabric Care and Home Care net sales for the first fiscal quarter increased 3% to $6.7 billion on a 6% increase in unit volume. Organic sales were up 6%. Unfavorable foreign exchange reduced net sales by 3%. Price decreases due to an increase in trade promotions reduced net sales by 1%. Favorable product mix increased net sales by 1% due to disproportionate growth of premium tier-products, such as Tide/Ariel pods, which have higher selling prices than the segment average. Global market share of the Fabric Care and Home Care segment was unchanged. Volume increased high single digits in developing regions and mid-single digits in developed regions. Fabric Care volume increased mid-single digits driven by a high single-digit volume increase in developing regions behind market growth and innovation. Global market share of the fabric care category decreased slightly. Home Care volume increased high single digits driven by a double-digit increase in developing markets, due to distribution expansion and market growth, and mid-single-digit increase in developed regions due to innovation. Global market share of the home care category was up less than half a point. Batteries volume increased high single digits, led by double-digit growth in developed regions primarily due to new customer distribution. Global market share of the batteries category was up less than half a point. Net earnings decreased 2% to $857 million as net sales growth was more than offset by a 70-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to gross margin contraction from lower pricing, higher commodity costs, and the impact of foreign exchange.

Baby, Feminine and Family Care
Three months ended September 30, 2013 compared with three months ended September 30, 2012
Baby, Feminine and Family Care net sales increased 5% to $5.5 billion during the first fiscal quarter on 6% volume growth. Organic sales were up 6%. Global market share of the Baby, Feminine and Family Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions and high single digits in developing regions. Volume in Baby Care increased high single digits due to a double-digit increase in developing regions, from market growth and product innovation, and a mid-single-digit increase in developed regions due to innovation in North America. Global market share of the baby care category decreased nearly half a point. Volume in Feminine Care increased low single-digits due to low single digit growth in developing markets behind market growth and product innovation. Global market share of the feminine care category was down nearly half a point. Volume in Family Care increased high single digits due to product innovation on Charmin and Bounty and lower pricing. In the U.S., all-outlet share of the family care category was up half a point. Net earnings were in line with the prior year at $725 million as the increase in net sales was offset by a 60-basis point decrease in net earnings margin. Net earnings margin decreased due to a lower gross margin, which was driven by the impact of foreign exchange and unfavorable product and geographic mix due to a disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the segment average.

CORPORATE

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; and certain significant impairment charges. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling items include income taxes (to adjust from statutory rates that are reflected in the segments to the overall Company effective tax rate), noncontrolling interest adjustments for subsidiaries where we do not have 100% ownership and adjustments for unconsolidated entities (to eliminate net sales, cost of products sold and SG&A for entities that are consolidated in the segments but accounted for using the equity method for U.S. GAAP). Since certain unconsolidated entities and less-than-100%-owned subsidiaries are managed as integral parts of the Company, they are accounted for similar to a wholly-owned subsidiary for management and segment purposes. This means our segment results recognize 100% of each income statement component through before-tax earnings in the segments, with eliminations for unconsolidated entities and noncontrolling interests in Corporate. In determining segment net earnings, we apply the statutory tax rates (with adjustments to arrive at the Company's effective tax rate in Corporate). We also eliminate the share of earnings applicable to other ownership interests.
Corporate net sales primarily reflect the adjustment to eliminate the net sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate decreased by $118 million in the first fiscal quarter due to 1) the buy-out of our Iberian joint venture partner (after which this business is consolidated for both segment and consolidated results and the underlying sales no longer need to be eliminated) and 2) smaller adjustments required to eliminate reduced sales of the remaining unconsolidated entities. Corporate net income increased $258 million in the first fiscal quarter primarily due to the lower negative net sales balances and reduced restructuring charges. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

Productivity and Cost Savings Plan

In February and November 2012, the Company made announcements related to productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads.   The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.
As part of this plan, the Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately 55% of the estimated costs have been incurred through fiscal year 2013, with the remainder expected to be incurred in fiscal years 2014 through 2016. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the costs are expected to deliver in excess of $2 billion in before-tax annual savings.  The cumulative before-tax savings as of the current year are expected to be approximately $1.3 - $1.6 billion.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

Refer to Note 9 in our Consolidated Financial Statements for more details on the restructuring program.

FINANCIAL CONDITION

Operating Activities

We generated $2.0 billion of cash from operating activities for the quarter, a decrease of $726 million versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share based compensation, deferred income taxes, and gain on sale of businesses), generated $3.9 billion of operating cash flow. This was partially offset by working capital increases. On a fiscal year-to-date basis, the net of accounts receivable, inventory, and accounts payable, accrued and other liabilities consumed $2.0 billion of cash. Accounts receivable used $3 million of cash and inventory consumed $452 million of cash to support product initiatives and holiday-related shipments in some of our seasonal businesses. Accounts payable, accrued and other liabilities consumed $809 million of cash due to the payment of prior year accruals, which were higher than historical levels due to increased marketing and advertising expenses late in the year. Other operating assets and liabilities consumed $731 million of cash due to a discretionary cash contribution of approximately $1.0 billion to the Company's German defined benefit pension plan.
Investing Activities

Cash used for investing activities was $846 million for the quarter, an increase of $107 million versus the prior year period. Capital expenditures consumed $725 million or 3.4% of net sales, as compared to $805 million in the prior year period. We also used $124 million of cash in the current year for other investing activities.

Financing Activities

Our financing activities consumed net cash of $971 million. We used $2.5 billion for treasury stock purchases and $1.7 billion for dividends and partially funded these cash outlays through a $2.9 billion net increase in debt.

As of September 30, 2013, our current liabilities exceeded current assets by $6.9 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the three months ended September 30, 2013:

July 2013 - September 2013	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(1)%	2%	—%	1%
Grooming	(3)%	2%	2%	1%
Health Care	(1)%	1%	—%	—%
Fabric Care and Home Care	3%	3%	—%	6%
Baby, Feminine and Family Care	5%	1%	—%	6%
Total P&G	2%	2%	—%	4%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company's diluted net earnings per share excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings and prior year charges related to pending European legal matters. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

Three Months Ended September 30	2013	2012
Diluted Net Earnings Per Share	$1.04	$0.96
Incremental Restructuring Charges	0.02	0.09
Charges for Pending European Legal Matters	—	0.01
Rounding impacts	(0.01)	—
CORE EPS	$1.05	$1.06
Core EPS Growth	(1)%

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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Sept '13	$2,044	$(725)	1,319	$3,057	43%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk since June 30, 2013. Additional information can be found in Note 5 - Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2013 .

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.
The Company’s Chairman of the Board, President and Chief Executive Officer, A.G. Lafley, and the Company’s Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Lafley and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Lafley and Moeller, to allow their timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax. See Note 10 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingent liabilities accrued.
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
The Company's reputation is the foundation of our relationships with key stakeholders and other constituencies, such as customers and suppliers. In addition, many of our brands have worldwide recognition. This recognition is the result of the large investments we have made in our products over many years. The quality and safety of our products is critical to our business. Our Company also devotes significant time and resources to programs designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy or similar matters, these issues could negatively impact sentiments toward the Company or our products, our ability to operate freely could be impaired and our financial results could suffer. Our financial success is directly dependent on the success of our brands and the success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to a significant product recall, product-related litigation, allegations of product tampering or the distribution and sale of counterfeit products. In addition, given the association of our individual products with the Company, an issue with one of our products could negatively affect the reputation of our other products, or the Company as a whole, thereby potentially hurting results.
Our ability to successfully manage ongoing organizational change could impact our business results.
We expect to continue to execute a number of significant business and organizational changes, including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including retention of particularly key employees, is critical to our business success. Further, ongoing business and organizational changes are likely to result in more reliance on third parties for various services and that reliance may increase reputational, operational and compliance risks, including the risk of corruption. We are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organization capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. Finally, our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted.

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
There are increasing calls in the United States from members of leadership in both major U.S. political parties for “comprehensive tax reform,” which may significantly change the income tax rules that are applicable to U.S. domiciled corporations, such as P&G.  It is very difficult to assess whether the overall effect of such potential legislation would be cumulatively positive or negative for our earnings and cash flows, but such changes could significantly impact our financial results.
In addition, our ability to manage regulatory, environmental, tax and legal matters (including, but not limited to, product liability, patent and other intellectual property matters) and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position.  Furthermore, if pending legal matters, including the competition law and antitrust investigations described in Note 10 to our Consolidated Financial Statements result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.
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
Consolidation among our retail customers could also create significant cost and margin pressure and lead to more complexity across broader geographic boundaries for both us and our key retailers. This would be particularly challenging if major customers are addressing local trade pressures, local law and regulation changes or financial distress.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3)
07/01/2013 - 07/31/2013	9,599,266	$79.78	6,244,521	(3)
08/01/2013 - 08/31/2013	15,508,772	$80.60	15,508,772	(3)
09/01/2013 - 09/30/2013	9,541,199	$78.61	9,541,199	(3)

(1)
The total number of shares purchased was 34,649,237 for the quarter. This includes 3,354,745 shares acquired by the Profit Sharing Trust. All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On August 1, 2013, the Company stated that fiscal year 2013-14 share repurchases to reduce Company shares outstanding are estimated to be $5 billion to $7 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and is expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as amended by shareholders at the annual meeting on October 8, 2013)

10-1	Summary of additional personal benefits available to certain officers and non-employee directors

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

October 25, 2013	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as amended by shareholders at the annual meeting on October 8, 2013)

10-1	Summary of additional personal benefits available to certain officers and non-employee directors

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.