Form 10-Q
period 2013-12-31
PROCTER & GAMBLE Co
filed 2014-01-24
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
Yes ☐     No ☑

There were 2,711,408,161 shares of Common Stock outstanding as of December 31, 2013.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2013	2012	2013	2012
NET SALES	$22,280	$22,175	$43,485	$42,914
Cost of products sold	11,130	10,880	21,940	21,230
Selling, general and administrative expense	6,598	6,803	12,842	13,241
OPERATING INCOME	4,552	4,492	8,703	8,443
Interest expense	187	169	352	341
Interest income	23	19	44	38
Other non-operating income	43	876	48	904
EARNINGS BEFORE INCOME TAXES	4,431	5,218	8,443	9,044
Income taxes	959	1,142	1,914	2,115
NET EARNINGS	3,472	4,076	6,529	6,929
Less: Net earnings attributable to noncontrolling interests	44	19	74	58
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,428	$4,057	$6,455	$6,871

NET EARNINGS PER COMMON SHARE (1)
Basic net earnings per common share	$1.24	$1.46	$2.32	$2.46
Diluted net earnings per common share	1.18	1.39	2.21	2.35

Dividends per common share	$0.602	$0.562	$1.203	$1.124
Diluted Weighted Average Common Shares Outstanding	2,908.5	2,919.1	2,916.4	2,926.1
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2013	2012	2013	2012
NET EARNINGS	$3,472	$4,076	$6,529	$6,929
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Financial statement translation	431	336	1,480	1,747
Cash flow hedges	(71)	84	(310)	(146)
Investment securities	(15)	1	(1)	1
Defined benefit retirement plans	20	64	(36)	37
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	365	485	1,133	1,639
TOTAL COMPREHENSIVE INCOME	3,837	4,561	7,662	8,568
Less: Total comprehensive income attributable to noncontrolling interests	50	21	85	69
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,787	$4,540	$7,577	$8,499

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2013	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$6,929	$5,947
Available-for-sale investment securities			1,574	—
Accounts receivable			6,911	6,508
Inventories
Materials and supplies			1,974	1,704
Work in process			686	722
Finished goods			4,719	4,483
Total inventories			7,379	6,909
Deferred income taxes			1,173	948
Prepaid expenses and other current assets			3,501	3,678
TOTAL CURRENT ASSETS			27,467	23,990
PROPERTY, PLANT AND EQUIPMENT, NET			22,152	21,666
GOODWILL			56,293	55,188
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			31,595	31,572
OTHER NONCURRENT ASSETS			5,420	6,847
TOTAL ASSETS			$142,927	$139,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,156	$8,777
Accrued and other liabilities			9,480	8,828
Debt due within one year			14,091	12,432
TOTAL CURRENT LIABILITIES			30,727	30,037
LONG-TERM DEBT			21,517	19,111
DEFERRED INCOME TAXES			10,809	10,827
OTHER NONCURRENT LIABILITIES			9,736	10,579
TOTAL LIABILITIES			72,789	70,554
SHAREHOLDERS’ EQUITY
Preferred stock			1,125	1,137
Common stock – shares issued –	December 2013	4,009.2
	June 2013	4,009.2	4,009	4,009
Additional paid-in capital			63,726	63,538
Reserve for ESOP debt retirement			(1,348)	(1,352)
Accumulated other comprehensive income/(loss)			(6,366)	(7,499)
Treasury stock			(75,048)	(71,966)
Retained earnings			83,280	80,197
Noncontrolling interest			760	645
TOTAL SHAREHOLDERS’ EQUITY			70,138	68,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$142,927	$139,263
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,947	$4,436
OPERATING ACTIVITIES
Net earnings	6,529	6,929
Depreciation and amortization	1,526	1,448
Share-based compensation expense	153	154
Deferred income taxes	(126)	18
Gain on purchase/sale of businesses	(5)	(902)
Changes in:
Accounts receivable	(376)	(914)
Inventories	(446)	(324)
Accounts payable, accrued and other liabilities	(1,191)	(288)
Other operating assets and liabilities	(859)	556
Other	138	(58)
TOTAL OPERATING ACTIVITIES	5,343	6,619
INVESTING ACTIVITIES
Capital expenditures	(1,663)	(1,529)
Proceeds from asset sales	15	474
Acquisitions, net of cash acquired	1	(1,123)
Change in other investments	(149)	(179)
TOTAL INVESTING ACTIVITIES	(1,796)	(2,357)
FINANCING ACTIVITIES
Dividends to shareholders	(3,409)	(3,206)
Change in short-term debt	(429)	4,972
Additions to long-term debt	4,271	2,239
Reductions of long-term debt	(3)	(3,749)
Treasury stock purchases	(4,004)	(3,984)
Impact of stock options and other	937	1,662
TOTAL FINANCING ACTIVITIES	(2,637)	(2,066)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	72	11
CHANGE IN CASH AND CASH EQUIVALENTS	982	2,207
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,929	$6,643
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and the Form 8-K filed October 28, 2013 to update the Form 10-K for a change to our reportable segments that was effective July 1, 2013. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

2. New Accounting Pronouncements and Policies

No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3. Segment Information

Effective July 1, 2013, the Company implemented a number of changes to our GBU structure, which resulted in changes to our reportable segments.  We organized our Global Business Units (GBUs) into four industry-based sectors comprised of 1) Global Beauty, 2) Global Health and Grooming, 3) Global Fabric and Home Care, and 4) Global Baby, Feminine and Family Care. Under U.S. GAAP, the GBUs underlying these sectors will be aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric Care and Home Care, and 5) Baby, Feminine and Family Care. As a result of the organizational changes, Feminine Care transitioned from Health Care to Baby, Feminine and Family Care, and Pet Care transitioned from Fabric Care and Home Care to Health Care. Prior periods have been recast to reflect the change.

Following is a summary of segment results.

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings Before Income Taxes	Net Earnings	Net Sales	Earnings Before Income Taxes	Net Earnings
Beauty	2013	$5,284	$1,160	$927	$10,187	$2,069	$1,617
	2012	5,403	1,138	877	10,343	1,990	1,535
Grooming	2013	2,118	730	553	4,074	1,331	1,006
	2012	2,119	695	518	4,126	1,329	984
Health Care	2013	2,574	536	377	4,880	934	644
	2012	2,470	501	350	4,792	987	671
Fabric Care and Home Care	2013	6,851	1,344	877	13,551	2,642	1,734
	2012	6,785	1,338	879	13,288	2,665	1,756
Baby, Feminine and Family Care	2013	5,603	1,142	765	11,106	2,263	1,490
	2012	5,557	1,219	800	10,805	2,342	1,524
Corporate	2013	(150)	(481)	(27)	(313)	(796)	38
	2012	(159)	327	652	(440)	(269)	459
Total	2013	$22,280	$4,431	$3,472	$43,485	$8,443	$6,529
	2012	22,175	5,218	4,076	42,914	9,044	6,929

4. Goodwill and Other Intangible Assets

Goodwill is allocated by reportable segment as follows.

Amounts in millions of dollars unless otherwise specified.

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at June 30, 2013	$16,663	$20,617	$8,318	$4,453	$4,828	$309	$55,188
Translation and Other	425	392	121	67	100	—	1,105
GOODWILL at December 31, 2013	$17,088	$21,009	$8,439	$4,520	$4,928	$309	$56,293

Goodwill increased from June 30, 2013, due to currency translation across all reportable segments.

Identifiable intangible assets at December 31, 2013 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,853	$5,244
Intangible assets with indefinite lives	26,986	—
Total identifiable intangible assets	$36,839	$5,244

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands. The amortization of intangible assets for the three months ended December 31, 2013 and 2012 was $129 million and $125 million, respectively. For the six months ended December 31, 2013 and 2012, the amortization of intangibles was $263 million and $253 million, respectively.

The results of our annual goodwill impairment testing, which took place during the quarter ended December 31, 2013, indicated a decline in the fair value of the Batteries reporting unit due to lower long-term market growth assumptions in certain key geographies.  The estimated fair value of Batteries continues to exceed its underlying carrying value, but the excess has been reduced to approximately 6%.  The business unit valuations used to test goodwill for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans.  We believe these estimates and assumptions are reasonable.  However, actual events and results of the Batteries reporting unit could differ substantially from those used in our valuations.  To the extent such factors result in a further reduction of the level of projected cash flows used to estimate the Batteries reporting unit fair value, we may need to record non-cash impairment charges in the future.
5. Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
Stock options	$47	$62	$106	$116
Other share-based awards	22	13	47	38
Total share-based compensation	$69	$75	$153	$154

Assumptions utilized in the model that estimates the fair value of share-based awards for purposes of calculating compensation expense are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits

The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

Amounts in millions of dollars unless otherwise specified.

	Pension Benefits		Other Retiree Benefits
	Three Months Ended December 31		Three Months Ended December 31
	2013	2012	2013	2012
Service cost	$74	$76	$38	$48
Interest cost	148	141	64	66
Expected return on plan assets	(176)	(148)	(97)	(96)
Prior service cost / (credit) amortization	7	6	(5)	(5)
Net actuarial loss amortization	54	53	30	50
Curtailment loss	—	2	—	—
Gross benefit cost	107	130	30	63
Dividends on ESOP preferred stock	—	—	(16)	(18)
Net periodic benefit cost	$107	$130	$14	$45

	Pension Benefits		Other Retiree Benefits
	Six Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
Service cost	$147	$150	$75	$95
Interest cost	291	281	128	130
Expected return on plan assets	(346)	(296)	(193)	(191)
Prior service cost / (credit) amortization	13	9	(10)	(10)
Net actuarial loss amortization	106	106	59	100
Curtailment loss	—	2	—	—
Gross benefit cost	211	252	59	124
Dividends on ESOP preferred stock	—	—	(32)	(35)
Net periodic benefit cost	$211	$252	$27	$89

For the year ending June 30, 2014, the expected return on plan assets is 7.2% and 8.3% for pensions and other retiree benefit plans, respectively.

7. Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

Fair Value Hierarchy
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The following table sets forth the Company’s financial assets and liabilities as of December 31, 2013 and June 30, 2013 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

Amounts in millions of dollars unless otherwise specified.

	Level 1		Level 2		Level 3		Total
	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013
Assets recorded at fair value:
Investments:
U.S. government securities	$—	$—	$1,574	$1,571	$—	$—	$1,574	$1,571
Other investments	8	23	—	—	25	24	33	47
Derivatives relating to:
Foreign currency hedges	—	—	219	168	—	—	219	168
Other foreign currency instruments (1)	—	—	31	19	—	—	31	19
Interest rates	—	—	136	191	—	—	136	191
Net investment hedges	—	—	133	233	—	—	133	233
Total assets recorded at fair value (2)	8	23	2,093	2,182	25	24	2,126	2,229
Liabilities recorded at fair value:
Derivatives relating to:
Foreign currency hedges	—	—	—	—	—	—	—	—
Other foreign currency instruments (1)	—	—	76	90	—	—	76	90
Interest rates	—	—	117	59	—	—	117	59
Net investment hedges	—	—	—	—	—	—	—	—
Liabilities recorded at fair value (3)	—	—	193	149	—	—	193	149
Liabilities not recorded at fair value:
Long-term debt (4)	26,275	22,671	3,626	3,022	—	—	29,901	25,693
Total liabilities recorded and not recorded at fair value	$26,275	$22,671	$3,819	$3,171	$—	$—	$30,094	$25,842

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)
All derivative assets are presented in prepaid expenses and other current assets and other noncurrent assets. Investment securities are presented in available-for-sale investment securities and other noncurrent assets. The U.S government securities are included in other noncurrent assets in our Consolidated Balance Sheet at June 30, 2013. The amortized cost of the U.S. government securities was $1,604 as of December 31, 2013 and June 30, 2013. All U.S. government securities have contractual maturities between one and five years. Fair values are generally estimated based upon quoted market prices for similar instruments.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($6,521 and $4,540 as of December 31, 2013 and June 30, 2013, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented and there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended December 31, 2013.

Substantially all of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of December 31, 2013, was not material. The Company has not been required to post any collateral as a result of these contractual features.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31, 2013 and June 30, 2013 are as follows:

Amounts in millions of dollars unless otherwise specified.

	Notional Amount		Fair Value Asset/(Liability)
	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2013
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$951	$951	$219	$168
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$11,833	$9,117	$19	$132
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$1,125	$1,303	$133	$233
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$6,824	$7,080	$(45)	$(71)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
	December 31, 2013	June 30, 2013
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$5	$7
Foreign currency contracts	18	14
Total	$23	$21
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$82	$145

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the six months ended December 31, 2013 and 2012, was not material. During the next 12 months, the amount of the December 31, 2013 accumulated OCI (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended December 31, 2013 and 2012 are as follows:

Amounts in millions of dollars unless otherwise specified.

	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$1	$1	$3	$3
Foreign currency contracts	58	106	56	88
Total	$59	$107	$59	$91

	Amount of Gain/(Loss) Recognized in Income
	Three Months Ended December 31		Six Months Ended December 31
	2013	2012	2013	2012
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(84)	$(15)	(113)	25
Debt	84	17	113	(21)
Total	—	2	—	4
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$(1)	$—	$(1)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	$(26)	$(53)	$83	$226
Commodity contracts	—	(2)	—	—
Total	$(26)	$(55)	$83	$226

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

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2013	$(3,529)	$(27)	$(4,296)	$353	$(7,499)
OCI before reclassifications (1)	(252)	9	(158)	1,480	1,079
Amounts reclassified out of AOCI	(58)	(10)	122	—	54
Net current period OCI	(310)	(1)	(36)	1,480	1,133
Balance at December 31, 2013	$(3,839)	$(28)	$(4,332)	$1,833	$(6,366)
(1) Net of tax (benefit) / expense of $(187), $3 and $(43) for hedges, investment securities, and defined benefit retirement plans, respectively.

Amounts in millions of dollars unless otherwise specified.

Reclassifications out of Accumulated Other Comprehensive Income
	Three Months Ended December 31	Six Months Ended December 31
	2013	2013
Hedges (1)
Interest rate contracts	$1	$3
Foreign exchange contracts	58	56
Total before-tax	59	59
Tax (expense) / benefit	(1)	(1)
Net of tax	58	58

Gains and (losses) on Investment Securities (2)	16	16
Tax (expense) / benefit	(6)	(6)
Net of tax	10	10

Pension and Other Retiree Benefits (3)
Amortization of deferred amounts	(2)	(3)
Recognized net actuarial gains/(losses)	(84)	(165)
Total before-tax	(86)	(168)
Tax (expense) / benefit	22	46
Net of tax	(64)	(122)
Total reclassifications, net of tax	$4	$(54)

(1) See Note 7 for classification of these items in the Consolidated Statement of Earnings.
(2) Reclassified from AOCI into Other non-operating income, net.
(3) Reclassified from AOCI into costs of products sold and SG&A. These components are included in the computation of net periodic pension cost (see Note 6 for additional details).

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

Amounts in millions of dollars unless otherwise specified.

approximately $2.0 billion. Approximately $1.1 billion of these charges were related to separations, $487 million were asset-related and $431 million were related to other restructuring-type costs. Through fiscal 2013, the Company reduced non-manufacturing enrollment by approximately 7,000, which was 1,300 positions above initial target.

For the three- and six-month periods ended December 31, 2013, the Company incurred total restructuring charges of approximately $173 million and $302 million, respectively. For the three- and six-month periods ended December 31, 2013 approximately $101 million and $149 million of these charges were recorded in SG&A, respectively. The remainder is included in cost of products sold. The following table presents restructuring activity for the six months ended December 31, 2013:

				For the Six Months Ended December 31, 2013
	Accrual Balance June 30, 2013	Charges Previously Reported (Three Months Ended September 30, 2013)	Charges for the Three Months Ended December 31, 2013	Cash Spent	Charges Against Assets	Accrual Balance December 31, 2013
Separations	$296	$53	$74	$(79)	$—	$344
Asset-Related Costs	—	53	13	—	(66)	—
Other Costs	27	23	86	(116)	—	20
Total	$323	$129	$173	$(195)	$(66)	$364

Separation Costs
Employee separation charges for the three- and six-month periods ended December 31, 2013 relate to severance packages for approximately 440 and 670 employees, respectively. Separations related to non-manufacturing employees were approximately 310 and 480 for the three- and six-month periods ended December 31, 2013, respectively. These separations are primarily in North America and Western Europe. The packages are predominately voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 7,420 employees, of which approximately 5,120 are non-manufacturing overhead personnel.

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

Consistent with our historical policies for ongoing restructuring-type activities, the restructuring program charges are funded by and included within Corporate for both management and segment reporting. Accordingly, all of the charges under the program are included within the Corporate reportable segment. However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments.

Amounts in millions of dollars unless otherwise specified.

	Three Months Ended December 31	Six Months Ended December 31
	2013	2013
Beauty	$8	$13
Grooming	8	13
Health Care	4	6
Fabric Care & Home Care	29	47
Baby, Feminine and Family Care	32	88
Corporate (1)	92	135
Total Company	$173	$302

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

As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. The Company has accrued the assessed fines for each of the decisions, of which all but $17 million has been paid as of December 31, 2013. Some of those are on appeal. As a result of our initial and on-going analyses of other formal complaints, the Company has accrued liabilities for competition law violations totaling $155 million as of December 31, 2013. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, it is difficult to estimate such amounts at this time. Currently, however, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively.

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

Amounts in millions of dollars unless otherwise specified.

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

The purpose of the Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results - Six Months Ended December 31, 2013

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three and Six Months Ended December 31, 2013

•	Business Segment Discussion – Three and Six Months Ended December 31, 2013

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
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
Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price tiers (referred to as super-

premium, premium, mid-tier and value-tier products). We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.

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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended December 31, 2013 (excludes net sales and net earnings in Corporate):

	Three Months Ended December 31, 2013
	Net Sales	Net Earnings
Beauty	24%	26%
Grooming	9%	16%
Health Care	11%	11%
Fabric Care and Home Care	31%	25%
Baby, Feminine and Family Care	25%	22%
Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the six months ended December 31, 2013 (excludes net sales and net earnings in Corporate):

	Six Months Ended December 31, 2013
	Net Sales	Net Earnings
Beauty	23%	25%
Grooming	9%	16%
Health Care	11%	9%
Fabric Care and Home Care	31%	27%
Baby, Feminine and Family Care	26%	23%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2013 versus the six months ended December 31, 2012:

•	Net sales increased 1% versus the previous year to $43.5 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 3%.

•	Unit volume increased 4%. Volume grew mid-single digits for Fabric Care and Home Care and Baby, Feminine and Family Care. Volume increased low single digits for Beauty, Grooming and Health Care.

•
Net earnings attributable to Procter & Gamble were $6.5 billion, a decrease of $416 million, or 6% versus the prior year period. Approximately $340 million of this decrease was driven by non-core items including a $623 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia in the prior year period, partially offset by a $260 million after tax reduction in restructuring charges. The remaining decline was driven by reduced gross margin, partially offset by lower selling, general and administrative expenses (SG&A) and a lower effective tax rate.

•	Diluted net earnings per share from continuing operations decreased 6% to $2.21.

•
Core net earnings per share, which excludes incremental restructuring charges, legal charges, charges for pending European legal matters and the base period gain from the joint venture in Iberia, decreased 1% to $2.26.

•
Operating cash flow was $5.3 billion. Free cash flow, which is operating cash flow less capital expenditures, was $3.7 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 56%.

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

For information on risk factors that could impact our results, please refer to Part II, Item 1A "Risk Factors" in the Company’s Form 10-Q for the quarter ended September 30, 2013.

RESULTS OF OPERATIONS – Three Months Ended December 31, 2013
The following discussion provides a review of results for the three months ended December 31, 2013 versus the three months ended December 31, 2012.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended December 31
	2013	2012	% CHG
NET SALES	$22,280	$22,175	—%
COST OF PRODUCTS SOLD	11,130	10,880	2%
GROSS PROFIT	11,150	11,295	(1)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,598	6,803	(3)%
OPERATING INCOME	4,552	4,492	1%
INTEREST EXPENSE	187	169	11%
INTEREST INCOME	23	19	21%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	43	876	(95)%
EARNINGS BEFORE INCOME TAXES	4,431	5,218	(15)%
INCOME TAXES	959	1,142	(16)%
NET EARNINGS	3,472	4,076	(15)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	44	19	132%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,428	$4,057	(16)%
EFFECTIVE TAX RATE	21.6%	21.9%

PER COMMON SHARE (1):
BASIC NET EARNINGS	$1.24	$1.46	(15)%
DILUTED NET EARNINGS	$1.18	$1.39	(15)%
DIVIDENDS	$0.602	$0.562	7%

AVERAGE DILUTED SHARES OUTSTANDING	2,908,500,000.0	2,919.1
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	50.0%	50.9%	(90)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	29.6%	30.6%	(100)
OPERATING MARGIN	20.4%	20.3%	10
EARNINGS BEFORE INCOME TAXES	19.9%	23.5%	(360)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	15.4%	18.3%	(290)

Net Sales

Net sales were flat at $22.3 billion for the second quarter on a 3% increase in unit volume versus the prior year period. Fabric Care and Home Care and Health Care volume grew mid-single digits. Baby, Feminine and Family Care, Grooming and Beauty volume grew low single digits. Volume increased low single digits in developed regions and grew high single digits in developing regions. Unfavorable foreign exchange reduced net sales by 3%. Organic sales grew 3% driven by the unit volume increase. A 1% impact from higher pricing was offset by a 1% impact from unfavorable geographic and product mix due to higher relative growth of developing regions, which have lower than average selling prices, and lower priced product categories.

	Net Sales Change Drivers 2013 vs. 2012 (Three Months Ended December 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	1%	1%	-2%	0%	-1%	0%	-2%
Grooming	2%	2%	-3%	3%	-2%	0%	0%
Health Care	6%	6%	-1%	2%	-3%	0%	4%
Fabric Care and Home Care	5%	5%	-3%	0%	-1%	0%	1%
Baby, Feminine and Family Care	3%	3%	-2%	0%	0%	0%	1%
TOTAL COMPANY	3%	3%	-3%	1%	-1%	0%	0%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin contracted 90 basis points to 50.0% of net sales for the quarter. The decrease in gross margin was driven by a 130 basis point impact from unfavorable geographic and product mix behind disproportionate growth in developing regions, the Fabric Care and Home Care segment, and mid-tier products, which have lower gross margins than the Company average. The gross margin decline was also driven by a 90 basis point impact from unfavorable foreign exchange. These impacts were partially offset by manufacturing cost savings of 130 basis points.

Total selling, general and administrative expenses (SG&A) decreased 3% to $6.6 billion due to a reduction in marketing spending and restructuring spending. SG&A as a percentage of net sales decreased 100 basis points to 29.6%. Overhead productivity savings of 30 basis points and reduced marketing spending, along with approximately 80 basis points of scale benefits from increased net sales on overhead and marketing spending, were partially offset by the impact of foreign exchange and an increase in wages primarily in developing regions.

Non-Operating Expenses and Income

Interest expense was $187 million for the quarter, an increase of $18 million versus the prior year period due to an increase in debt outstanding, partially offset by lower interest rates on floating rate debt. Interest income was $23 million for the quarter, an increase of $4 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income/(expense) decreased $833 million to $43 million primarily due to prior year acquisition and divestiture activities, including a $631 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia and a $247 million gain in the prior year from the divestiture of our Italy bleach business.

Income Taxes

The effective tax rate decreased 30 basis points to 21.6%. The prior year rate was reduced by 310 basis points due to the tax impacts on gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of the bleach business in Italy. Approximately 70 basis points of the current year decrease were due to the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 230 basis points in the current year versus 160 basis points in the prior year). An additional 250 basis point decrease relates to a favorable geographic mix of earnings and the timing of U.S. corporate tax law changes in the prior year.

Net Earnings

Net earnings attributable to Procter & Gamble decreased $629 million or 16% to $3.4 billion for the quarter. The decrease was primarily due to the non-operating items discussed above. Operating income was up marginally as the reduction in SG&A was largely offset by the gross margin contraction. Foreign exchange reduced net earnings by about $320 million for the quarter. Diluted net earnings per share decreased 15% to $1.18. The difference between the earnings per share and the net earnings declines was due to a reduction in number of shares outstanding. Core net earnings per share decreased 1% to $1.21. Core net earnings per share for the quarter represents diluted net earnings per share excluding incremental restructuring charges in both periods related to our productivity and cost savings plan and the prior year gain on the buyout of our Iberian joint venture partner.

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

Through December 31, 2013, the Venezuelan government had established one official exchange rate for qualifying dividends and imported goods and services, equal to 6.3 Bolivares Fuertes (VEF) to one U.S. dollar.  Transactions at the official exchange rate are subject to CADIVI (Venezuelan government's Foreign Exchange Administrative Commission) approval.  Our overall results in Venezuela are reflected in our Consolidated Financial Statements at the official rate, which was the rate we expected to be applicable to dividend repatriations at December 31, 2013.
In addition to the official exchange rate, there are and have been parallel exchange markets controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CADIVI. Through February 12, 2013, the parallel exchange program was SITME, which had a published rate of 5.3. When the government devalued its currency in February, 2013, it also eliminated SITME, but established a new auction-based exchange rate market program, referred to as SICAD. Through December 31, 2013, the notional amount of transactions and regulations that has run through these programs has been limited, which essentially eliminates the Company's ability to access any foreign exchange rate other than the official CADIVI rate to pay for imported goods and/or manage our local monetary asset balances. Accordingly, all of our net monetary assets are measured at the official 6.3 exchange rate at December 31, 2013.
As of December 31, 2013, the Company had net monetary assets denominated in local currency of $1.2 billion. Local currency balances increased approximately 30% since June 30, 2013 due to earnings in Venezuela, an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments, and a decrease in CADIVI payments.
On January, 24, 2014, the government made a number of announcements including the agreement that, effective immediately, dividend and royalties will be executed under the SICAD program. The most recent transactions executed through SICAD auctions have been at a VEF to U.S. dollar exchange rate of 11.4. Dividends and royalties were previously executed at the official exchange rate of 6.3. As a result of this announcement, we are gathering information to determine the magnitude of the non-core charge to revalue the local balance sheet positions. In addition, we are gathering information to estimate the ongoing financial impacts related to the translation of local financial statements and inter-currency operational transactions, such as the importation of finished products and raw materials.

The ongoing impact of this announcement and our ability to restore net sales and profit to levels achieved prior to the devaluation will be impacted by several factors.  These include our ability to mitigate the effect of the price controls and recently enacted profit margin controls, any potential future devaluation of the official exchange rate, any significant increase in the liquidity of the parallel SICAD program that would give the company access to this mechanism, any change in the auction exchange rates in the parallel SICAD program, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities.  In addition, depending on the future availability of U.S. dollars at the official rate, our local U.S. dollar needs, our overall repatriation plans, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets.  We also have devaluation exposure for the differential between the current and potential future official exchange rates.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2013
The following discussion provides a review of results for the six months ended December 31, 2013 versus the six months ended December 31, 2012.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Six Months Ended December 31
	2013	2012	% CHG
NET SALES	$43,485	$42,914	1%
COST OF PRODUCTS SOLD	21,940	21,230	3%
GROSS PROFIT	21,545	21,684	(1)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	12,842	13,241	(3)%
OPERATING INCOME	8,703	8,443	3%
INTEREST EXPENSE	352	341	3%
INTEREST INCOME	44	38	16%
OTHER NON-OPERATING INCOME/(EXPENSE), NET	48	904	(95)%
EARNINGS BEFORE INCOME TAXES	8,443	9,044	(7)%
INCOME TAXES	1,914	2,115	(10)%
NET EARNINGS	6,529	6,929	(6)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	74	58	28%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$6,455	$6,871	(6)%
EFFECTIVE TAX RATE	22.7%	23.4%

PER COMMON SHARE (1):
BASIC NET EARNINGS	$2.32	$2.46	(6)%
DILUTED NET EARNINGS	$2.21	$2.35	(6)%
DIVIDENDS	$1.203	$1.124	7%

AVERAGE DILUTED SHARES OUTSTANDING	2,916,400,000.0	2,926.1
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.5%	50.5%	(100)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	29.5%	30.8%	(130)
OPERATING MARGIN	20.0%	19.7%	30
EARNINGS BEFORE INCOME TAXES	19.4%	21.1%	(170)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	14.8%	16.0%	(120)

Net Sales

Net sales increased 1% to $43.5 billion fiscal year to date on a 4% increase in unit volume versus the prior year period. Fabric Care and Home Care and Baby, Feminine and Family Care volume grew mid-single digits. Beauty, Grooming and Health Care volume grew low single digits. Volume increased low single digits in developed regions and grew mid-single digits in developing regions. Unfavorable foreign exchange reduced net sales by 2%. Organic sales grew 3% driven by the unit volume increase, partially offset by unfavorable geographic and product mix of 1%.

	Net Sales Change Drivers 2013 vs. 2012 (Six Months Ended December 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	1%	2%	-2%	0%	-1%	0%	-2%
Grooming	1%	1%	-2%	2%	-1%	-1%	-1%
Health Care	2%	2%	-1%	2%	-1%	0%	2%
Fabric Care and Home Care	6%	6%	-3%	-1%	0%	0%	2%
Baby, Feminine and Family Care	5%	5%	-2%	0%	0%	0%	3%
TOTAL COMPANY	4%	4%	-2%	0%	-1%	0%	1%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin contracted 100 basis points to 49.5% of net sales fiscal year to date. The decrease in gross margin was driven by a 130 basis point impact from unfavorable geographic and product mix behind disproportionate growth in developing regions, the Fabric Care and Home Care and Baby, Feminine and Family Care segments, and mid-tier products, which have lower gross margins than the Company average. The gross margin decline was also driven by a 90-basis-point impact from unfavorable foreign exchange. These were partially offset by manufacturing cost savings of 140 basis points.

Total selling, general and administrative expenses (SG&A) decreased 3% to $12.8 billion due to a reduction in restructuring and marketing spending. SG&A as a percentage of net sales decreased 130 basis points to 29.5%. Lower restructuring spending drove 60 basis points of the decline. Overhead productivity savings of 40 basis points and approximately 100 basis points of scale benefits from increased net sales on overhead and marketing spending were partially offset by an increase in wages primarily in developing regions.

Non-Operating Expenses and Income

Interest expense was $352 million fiscal year to date, an increase of $11 million versus the prior year period due to an increase in debt outstanding, partially offset by lower interest rates on floating rate debt. Interest income was $44 million fiscal year to date, an increase of $6 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income/(expense) decreased $856 million to $48 million due to prior year acquisition and divestiture activities, including a $631 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia and a $247 million gain from the divestiture of our Italy bleach business.

Income Taxes

The effective tax rate decreased 70 basis points to 22.7%.  The prior year rate was reduced by 180 basis points due to the tax impacts on gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of the bleach business in Italy. An approximate 30 basis points increase was due to the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 140 basis points in the current period versus 170 basis points in the prior year period). The remaining 280 basis point decrease relates to a favorable geographic mix of earnings and the timing of U.S. corporate tax law changes in the prior year.

Net Earnings

Net earnings attributable to Procter & Gamble decreased $416 million or 6% to $6.5 billion fiscal year to date. The decrease was due to the reduction in non-operating income, which reduced earnings by approximately 9%. Operating income increased 3% due to the increase in net sales and the reduction in SG&A, partially offset by the gross margin contraction. Foreign exchange reduced net earnings by about $570 million fiscal year to date. Diluted net earnings per share decreased 6% to $2.21. Core net earnings per share decreased 1% to $2.26. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges in both periods related to our productivity and cost savings plan, charges for European legal matters in the prior year period, and the gain on the buyout of the Iberian joint venture in the prior year period.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2013

The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and six month periods ended December 31, 2013 are provided based on a comparison to the same three and six-month periods ended December 31, 2012. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three and six months ended December 31, 2013 versus the comparable prior year periods (amounts in millions):

	Three Months Ended December 31, 2013
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$5,284	(2)%	1,160	2%	927	6%
Grooming	2,118	—%	730	5%	553	7%
Health Care	2,574	4%	536	7%	377	8%
Fabric Care and Home Care	6,851	1%	1,344	—%	877	—%
Baby, Feminine and Family Care	5,603	1%	1,142	(6)%	765	(4)%
Corporate	(150)	N/A	(481)	N/A	(27)	N/A
Total Company	22,280	—%	4,431	(15)%	3,472	(15)%

	Six Months Ended December 31, 2013
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$10,187	(2)%	2,069	4%	1,617	5%
Grooming	4,074	(1)%	1,331	—%	1,006	2%
Health Care	4,880	2%	934	(5)%	644	(4)%
Fabric Care and Home Care	13,551	2%	2,642	(1)%	1,734	(1)%
Baby, Feminine and Family Care	11,106	3%	2,263	(3)%	1,490	(2)%
Corporate	(313)	N/A	(796)	N/A	38	N/A
Total Company	43,485	1%	8,443	(7)%	6,529	(6)%

Beauty
Three months ended December 31, 2013 compared with three months ended December 31, 2012
Beauty net sales decreased 2% to $5.3 billion during the second fiscal quarter on unit volume that increased by 1%. Organic sales were unchanged versus the prior year. Unfavorable geographic and product mix reduced net sales by 1% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Beauty segment decreased 0.4 points. Volume increased low single digits in developing markets and decreased low single digits in developed markets. Volume in Hair Care increased low single digits, with low-single digit growth in both developed and developing regions primarily behind market growth. Global market share of the hair care category decreased nearly half a point. Volume in Beauty Care was unchanged as growth in personal cleansing from product and commercial innovation and market growth was offset by a decrease in facial skin care due to competitive activity. Global market share of the beauty care category decreased nearly half a point. Volume in Salon Professional was unchanged as market growth and expansion in developing regions was offset by market contraction primarily in Southern Europe. Volume in Prestige increased low single digits due to product innovation. Net earnings increased 6% to $927 million as the decline in net sales was more than offset by a 130 basis point increase in net earnings margin. Net earnings margin increased due to declines in SG&A and the effective tax rate, partially offset by gross margin contraction. SG&A decreased primarily due to a reduction in marketing spending. Gross margin decreased due to the impact of foreign exchange and the unfavorable geographic and product mix, partially offset by manufacturing cost savings. The effective tax rate decreased due to the geographic mix of earnings.

Six months ended December 31, 2013 compared with six months ended December 31, 2012
Beauty net sales decreased 2% to $10.2 billion fiscal year to date on unit volume that increased by 1%. Organic sales increased 1%. Unfavorable geographic and product mix reduced net sales by 1% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Beauty segment decreased 0.3 points. Volume increased low single digits in developing markets and was unchanged in developed markets. Volume in Hair Care increased low single digits, with low-single digit growth in both developed and developing regions primarily due to market growth. Global market share of the hair care category decreased slightly. Volume in Beauty Care increased low single digits due to product and commercial innovation and market growth for personal cleansing and deodorants, partially offset by a decrease in facial skin care due to competitive activity. Global market share of the beauty care category decreased less than half a point. Volume in Salon Professional decreased low single digits due to market contraction primarily in Southern Europe. Volume in Prestige was unchanged due to innovation offset by minor brand divestitures and customer inventory reductions. Organic volume in Prestige increased low single digits. Net earnings increased 5% to $1.6 billion as the decline in net sales was more than offset by a 100 basis point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A, partially offset by gross margin contraction. SG&A decreased due to a reduction in marketing spending. Gross margin decreased due to the impact of foreign exchange and the unfavorable geographic and product mix, partially offset by manufacturing cost savings.

Grooming
Three months ended December 31, 2013 compared with three months ended December 31, 2012
Grooming net sales were unchanged at $2.1 billion during the second fiscal quarter on a 2% increase in unit volume. Organic sales were up 3%. Price increases in blades and razors and appliances contributed 3% to net sales growth. Unfavorable geographic and product mix reduced net sales by 2% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Grooming segment increased 0.1 points. Volume decreased low single digits in developed regions offset by a mid-single digit increase in developing regions. Shave Care volume increased low single digits due to a mid-single-digit increase in developing regions from innovation and market growth, partially offset by a mid-single-digit decrease in developed regions due to market contraction. Global market share of the blades and razors category was unchanged. Volume in Appliances increased low single digits driven by developing regions due to product innovation on men's shavers and market growth. Global market share of the appliances category was down slightly. Net earnings increased 7% to $553 million due to a 170 basis-point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A spending partially offset by gross margin contraction. SG&A decreased primarily due to a decrease in marketing spending. Gross margin decreased due to the impact of foreign exchange, higher commodity costs and unfavorable product and geographic mix.

Six months ended December 31, 2013 compared with six months ended December 31, 2012
Grooming net sales decreased 1% to $4.1 billion fiscal year to date on a 1% increase in unit volume. Organic sales were up 2%. Price increases in blades and razors and appliances contributed 2% to net sales growth. Unfavorable geographic and product mix reduced net sales by 1%. The mix impact of the household appliances divestiture reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Grooming segment increased 0.2 points. Volume increased mid-single digits in developing regions partially offset by a low single digit decrease in developed regions. Shave Care volume increased low single digits due to a mid-single-digit growth in developing regions from innovation and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction. Global market share of the blades and razors category was flat. Volume in Appliances decreased mid-single digits due to the sale of the Braun household appliances business. Organic volume increased low single digits driven by developing markets due to product innovation on men's shavers and shipments to support initiatives and new distributors. Global market share of the appliances category was down nearly half a point. Net earnings increased 2% to $1.0 billion due to an 80 basis-point increase in net earnings margin partially offset by the decrease in net sales. Net earnings margin increased due to a reduction in SG&A spending primarily due to a decrease in marketing spending, partially offset by gross margin contraction. Gross margin decreased due to the impact of foreign exchange, higher commodity costs and unfavorable product and geographic mix.

Health Care

Three months ended December 31, 2013 compared with three months ended December 31, 2012
Health Care net sales increased 4% to $2.6 billion during the second fiscal quarter on a 6% increase in unit volume. Organic sales increased 5%. Price increases across the businesses contributed 2% to net sales growth. Disproportionate growth in developing regions drove unfavorable geographic mix reducing net sales by 3%. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Health Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions and high single digits in developing regions. Oral Care volume increased high single digits due to high single digit growth in developed and developing regions due to geographic market expansion and market growth. Global market share of the oral care category increased less than half a point. Volume in Personal Health Care increased double digits due to innovation and market growth. Pet Care volume decreased double digits primarily due to the continuing impact of product recalls in the previous fiscal year for Natura. Global market share of the pet care category was down more than half a point. Net earnings increased 8% to $377 million due to the increase in net sales and a 50-basis point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of sales. SG&A as a percentage of sales decreased due to the impact of sales leverage and marketing spending efficiency.

Six months ended December 31, 2013 compared with six months ended December 31, 2012
Health Care net sales increased 2% to $4.9 billion fiscal year to date on a 2% increase in unit volume. Organic sales increased 3%. Price increases across the businesses contributed 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 1%. Disproportionate growth in developing regions drove unfavorable geographic mix reducing net sales by 1%. Global market share of the Health Care segment decreased 0.3 points. Volume increased low single digits in developed regions and mid-single-digits in developing regions. Oral Care volume increased mid-single digits due to a low single-digit increase in developed regions due to innovation and a mid-single digit increase in developing regions behind geographic market expansion and market growth. Global market share of the oral care category was up slightly. Volume in Personal Health Care increased mid-single digits due to innovation and market expansion. Pet Care volume decreased high single digits primarily due to the continuing impact of product recalls in the previous fiscal year for Natura. Global market share of the pet care category was down more than half a point. Net earnings decreased 4% to $644 million due to an 80-basis point decrease in net earnings margin partially offset by the increase in net sales. Net earnings margin decreased due to gross margin contraction and an increase in SG&A. Gross margin decreased primarily due to unfavorable product and geographic mix and the impact of the Natura recalls. SG&A increased primarily due to an increase in marketing spending.

Fabric Care and Home Care
Three months ended December 31, 2013 compared with three months ended December 31, 2012
Fabric Care and Home Care net sales for the second fiscal quarter increased 1% to $6.9 billion on a 5% increase in unit volume. Organic sales were up 4%. Unfavorable foreign exchange reduced net sales by 3%. Unfavorable geographic and product mix decreased net sales by 1% due to a disproportionate growth in developing regions and mid-tier products, which have lower selling prices than the segment average. Global market share of the Fabric Care and Home Care segment increased 0.1 points. Volume increased double digits in developing regions and low single digits in developed regions. Fabric Care volume increased mid-single digits driven by a double digit volume increase in developing regions behind market growth and innovation. Global market share of the fabric care category was flat. Home Care volume increased mid-single digits driven by a double-digit increase in developing markets, due to distribution expansion and market growth, and a low single digit increase in developed regions due to innovation. Global market share of the home care category was up less than half a point. Batteries volume increased low single digits due to high single digit growth in developing regions from market growth, partially offset by a low single-digit decrease in developed regions due to higher shipments in the prior year from the impact of Superstorm Sandy. Global market share of the batteries category was up about a point. Net earnings were unchanged at $877 million as net sales growth was offset by a 20-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by a decrease in SG&A. Gross margin decreased primarily due to the impact of foreign exchange. SG&A decreased due to a reduction in marketing spending.
Six months ended December 31, 2013 compared with six months ended December 31, 2012
Fabric Care and Home Care net sales fiscal year to date increased 2% to $13.6 billion on a 6% increase in unit volume. Organic sales were up 5%. Unfavorable foreign exchange reduced net sales by 3%. Price decreases due to an increase in trade promotions reduced net sales by 1%. Global market share of the Fabric Care and Home Care segment increased 0.1 points. Volume increased double digits in developing regions and low single digits in developed regions. Fabric Care volume increased mid-single digits driven by a double digit volume increase in developing regions behind market growth and innovation, and a low single digit increase in developed regions due to innovation. Global market share of the fabric care category decreased slightly. Home Care volume increased mid-single digits driven by a double-digit increase in developing markets, due to distribution expansion and market growth, and mid-single-digit increase in developed regions due to innovation. Global market share of the home care category was up less than half a point. Batteries volume increased mid-single digits due to new customer distribution in developed regions and market growth in developing regions. Global market share of the batteries category was up more than half a point. Net earnings decreased 1% to $1.7 billion as net sales growth was more than offset by a 40-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by a decrease in SG&A as a percentage of sales. Gross margin decreased due to lower pricing, higher commodity costs, and the impact of foreign exchange. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending.

Baby, Feminine and Family Care
Three months ended December 31, 2013 compared with three months ended December 31, 2012
Baby, Feminine and Family Care net sales increased 1% to $5.6 billion during the second fiscal quarter on 3% volume growth. Organic sales were up 3%. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Baby, Feminine and Family Care segment decreased 0.2 points. Volume increased high single digits in developing regions and was unchanged in developed regions. Volume in Baby Care increased low single digits due to a mid-digit increase in developing regions, from market growth and product innovation. This was partially offset by a low single digit decrease in developed regions due to market contraction. Global market share of the baby care category decreased slightly. Volume in Feminine Care increased mid-single-digits due to high single digit growth in developing markets behind market growth and product innovation and low single digit growth in developed regions due to product innovation. Global market share of the feminine care category decreased more than half a point. Volume in Family Care increased low single digits due to product innovation on Charmin and Bounty and lower pricing. In the U.S., all-outlet share of the family care category was flat. Net earnings decreased 4% to $765 million as the increase in net sales was more than offset by a 70-basis point decrease in net earnings margin. Net earnings margin decreased due to a lower gross margin, which was driven by the impact of foreign exchange and unfavorable product and geographic mix due to a disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the segment average.
Six months ended December 31, 2013 compared with six months ended December 31, 2012
Baby, Feminine and Family Care net sales increased 3% to $11.1 billion fiscal year to date on 5% volume growth. Organic sales were up 5%. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Baby, Feminine and Family Care segment decreased 0.2 points. Volume increased low single digits in developed regions and high single digits in developing regions. Volume in Baby Care increased mid-single digits due to a high single digit increase in developing regions, from market growth and product innovation, and a low single-digit increase in developed regions due to innovation in North America. Global market share of the baby care category decreased less than half a point. Volume in Feminine Care increased mid-single-digits due to product innovation and market growth in developing regions. Global market share of the feminine care category decreased more than half a point. Volume in Family Care increased mid single digits due to product innovation on Charmin and Bounty and lower pricing. In the U.S., all-outlet share of the family care category was up slightly. Net earnings decreased 2% to $1.5 billion as the increase in net sales was more than offset by a 70-basis point decrease in net earnings margin. Net earnings margin decreased due to a lower gross margin, which was driven by the impact of foreign exchange and unfavorable product and geographic mix due to a disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the segment average.

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

Corporate net sales primarily reflect the adjustment to eliminate the net sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate decreased by $9 million in the second fiscal quarter and $127 million fiscal year to date due to 1) the buy-out of our Iberian joint venture partner (after which this business is consolidated for both segment and consolidated results and the underlying sales no longer need to be eliminated) and 2) smaller adjustments required to eliminate reduced sales of the remaining unconsolidated entities. Corporate net income decreased $679 million in the second fiscal quarter and $421 million fiscal year to date primarily due to the holding gain in the prior year periods from the buyout of our Iberian joint venture partner, partially offset by lower restructuring spending in the year to date period. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

Productivity and Cost Savings Plan

In February and November 2012, the Company made announcements related to productivity and cost savings plans to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads.   The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.
As part of this plan, the Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately $2 billion of the estimated costs have been incurred through fiscal year 2013, with an additional $300 million incurred through the first two quarters of fiscal 2014. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the costs are expected to deliver in excess of $2 billion in before-tax annual savings.  The cumulative before-tax savings as of the current year are expected to be approximately $1.3 - $1.6 billion.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

FINANCIAL CONDITION

Operating Activities

We generated $5.3 billion of cash from operating activities fiscal year to date, a decrease of $1.3 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share based compensation, deferred income taxes, and gain on sale of businesses), generated $8.1 billion of operating cash flow. This was partially offset by working capital increases. On a fiscal year-to-date basis, the net of accounts receivable, inventory, and accounts payable, accrued and other liabilities consumed $2.0 billion of cash. Accounts receivable used $376 million of cash due to the impact of seasonality in certain businesses and increased sales later in the quarter. Inventory consumed $446 million of cash, mainly to support product initiatives. Accounts payable, accrued and other liabilities consumed $1.2 billion of cash due to the payment of prior year marketing accruals, which were higher than historical levels due to increased marketing and advertising expenses late in the year. Other operating assets and liabilities consumed $859 million of cash due to a discretionary cash contribution of approximately $1.0 billion to the Company's German defined benefit pension plan.
Investing Activities

Cash used for investing activities was $1.8 billion fiscal year to date, a decrease of $561 million versus the prior year period primarily due to a reduction in acquisition and divestiture activities in the current year. Capital expenditures consumed $1.7 billion or 3.8% of net sales, as compared to $1.5 billion in the prior year period. We also used $149 million of cash in the current year for other investing activities.

Financing Activities

Our financing activities consumed net cash of $2.6 billion. We used $4.0 billion for treasury stock purchases and $3.4 billion for dividends and partially funded these cash outlays through a $3.8 billion net increase in debt. Additionally, the impact of stock options exercised generated $937 million of cash.

As of December 31, 2013, our current liabilities exceeded current assets by $3.3 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The reconciliation of reported sales growth to organic sales for the three and six months ended December 31, 2013:

October 2013 - December 2013	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(2)%	2%	—%	—%
Grooming	—%	3%	—%	3%
Health Care	4%	1%	—%	5%
Fabric Care and Home Care	1%	3%	—%	4%
Baby, Feminine and Family Care	1%	2%	—%	3%
Total P&G	—%	3%	—%	3%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

July 2013 - December 2013	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(2)%	2%	1%	1%
Grooming	(1)%	2%	1%	2%
Health Care	2%	1%	—%	3%
Fabric Care and Home Care	2%	3%	—%	5%
Baby, Feminine and Family Care	3%	2%	—%	5%
Total P&G	1%	2%	—%	3%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company's diluted net earnings per share excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings, the prior year gain on the buyout of the Iberian joint venture, and prior year charges related to pending European legal matters. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share to Core EPS:

Three Months Ended December 31	2013	2012
Diluted Net Earnings Per Share	$1.18	$1.39
Incremental Restructuring Charges	0.03	0.05
Gain on buyout of Iberian Joint Venture	—	(0.21)
Rounding impacts	—	(0.01)
CORE EPS	$1.21	$1.22
Core EPS Growth	(1)%

Six Months Ended December 31	2013	2012
Diluted Net Earnings Per Share	$2.21	$2.35
Incremental Restructuring Charges	0.04	0.13
Gain on buyout of Iberian Joint Venture	—	(0.21)
Charges for Pending European Legal Matters	—	0.01
Rounding impacts	0.01	—
CORE EPS	$2.26	$2.28
Core EPS Growth	(1)%

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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Dec '13	$5,343	$(1,663)	3,680	$6,529	56%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk since June 30, 2013. Additional information can be found in Note 5 - Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2013.

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

For information on Risk Factors, please refer to Part II, Item 1A in the Company’s Form 10-Q for the quarter ended September 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions) (3)
10/01/2013 - 10/31/2013	6,444,600	$77.58	6,444,600	(3)
11/01/2013 - 11/30/2013	6,013,000	$83.15	6,013,000	(3)
12/01/2013 - 12/31/2013	6,032,964	$82.88	6,032,964	(3)

(1)
The total number of shares purchased was 18,490,564 for the quarter. All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On August 1, 2013, the Company stated that fiscal year 2013-14 share repurchases to reduce Company shares outstanding are estimated to be $5 billion to $7 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Amounts in millions of dollars unless otherwise specified.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as approved by the Board of Directors on December 10, 2013) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2013)

10-1
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-1) of the Company's form 10-Q for the quarter ended March 31, 2013) and related correspondence and terms and conditions*

10-2	The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence*

10-3	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (as approved by shareholders at the annual meeting on October 8, 2013)*

10-4	The Procter & Gamble Executive Deferred Compensation Plan*

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

January 24, 2014	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as amended by shareholders at the annual meeting on October 8, 2013) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2013)

10-1	Summary of additional personal benefits available to certain officers and non-employee directors

10-2	The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence

10-3	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (as approved by shareholders at the annual meeting on October 8, 2013)

10-4	The Procter & Gamble Executive Deferred Compensation Plan

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.