Form 10-Q
period 2014-03-31
PROCTER & GAMBLE Co
filed 2014-04-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Yes ☐     No ☑

There were 2,705,960,276 shares of Common Stock outstanding as of March 31, 2014.

PART I. FINANCIAL INFORMATION

Item I.     Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2014	2013	2014	2013
NET SALES	$20,559	$20,598	$64,044	$63,512
Cost of products sold	10,601	10,344	32,541	31,574
Selling, general and administrative expense	6,500	6,849	19,342	20,090
OPERATING INCOME	3,458	3,405	12,161	11,848
Interest expense	179	163	531	504
Interest income	29	21	73	59
Other non-operating income, net	20	25	68	929
EARNINGS BEFORE INCOME TAXES	3,328	3,288	11,771	12,332
Income taxes	692	697	2,606	2,812
NET EARNINGS	2,636	2,591	9,165	9,520
Less: Net earnings attributable to noncontrolling interests	27	25	101	83
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,609	$2,566	$9,064	$9,437

NET EARNINGS PER COMMON SHARE (1)
Basic net earnings per common share	$0.94	$0.92	$3.26	$3.38
Diluted net earnings per common share	0.90	0.88	3.12	3.22

Dividends per common share	$0.602	$0.562	$1.805	$1.686
Diluted Weighted Average Common Shares Outstanding	2,894.1	2,930.7	2,908.9	2,927.6
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2014	2013	2014	2013
NET EARNINGS	$2,636	$2,591	$9,165	$9,520
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Financial statement translation	(316)	(1,143)	1,164	604
Cash flow hedges	(12)	358	(322)	212
Investment securities	(1)	8	(2)	9
Defined benefit retirement plans	60	189	24	226
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	(269)	(588)	864	1,051
TOTAL COMPREHENSIVE INCOME	2,367	2,003	10,029	10,571
Less: Total comprehensive income attributable to noncontrolling interests	26	18	111	87
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$2,341	$1,985	$9,918	$10,484

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$8,182	$5,947
Available-for-sale investment securities			1,570	—
Accounts receivable			6,353	6,508
Inventories
Materials and supplies			1,802	1,704
Work in process			718	722
Finished goods			4,707	4,483
Total inventories			7,227	6,909
Deferred income taxes			1,255	948
Prepaid expenses and other current assets			3,539	3,678
TOTAL CURRENT ASSETS			28,126	23,990
PROPERTY, PLANT AND EQUIPMENT, NET			22,274	21,666
GOODWILL			56,226	55,188
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			31,306	31,572
OTHER NONCURRENT ASSETS			5,265	6,847
TOTAL ASSETS			$143,197	$139,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,512	$8,777
Accrued and other liabilities			9,078	8,828
Debt due within one year			15,528	12,432
TOTAL CURRENT LIABILITIES			32,118	30,037
LONG-TERM DEBT			20,837	19,111
DEFERRED INCOME TAXES			10,913	10,827
OTHER NONCURRENT LIABILITIES			9,288	10,579
TOTAL LIABILITIES			73,156	70,554
SHAREHOLDERS’ EQUITY
Preferred stock			1,115	1,137
Common stock – shares issued –	March 2014	4,009.2
	June 2013	4,009.2	4,009	4,009
Additional paid-in capital			63,780	63,538
Reserve for ESOP debt retirement			(1,339)	(1,352)
Accumulated other comprehensive income/(loss)			(6,635)	(7,499)
Treasury stock			(75,869)	(71,966)
Retained earnings			84,220	80,197
Noncontrolling interest			760	645
TOTAL SHAREHOLDERS’ EQUITY			70,041	68,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$143,197	$139,263
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,947	$4,436
OPERATING ACTIVITIES
Net earnings	9,165	9,520
Depreciation and amortization	2,317	2,188
Share-based compensation expense	247	250
Deferred income taxes	(90)	75
Gain on purchase/sale of businesses	(17)	(906)
Changes in:
Accounts receivable	150	(504)
Inventories	(355)	(492)
Accounts payable, accrued and other liabilities	(1,160)	(84)
Other operating assets and liabilities	(1,005)	483
Other	200	(49)
TOTAL OPERATING ACTIVITIES	9,452	10,481
INVESTING ACTIVITIES
Capital expenditures	(2,607)	(2,426)
Proceeds from asset sales	67	559
Acquisitions, net of cash acquired	3	(1,148)
Purchases of available-for-sale investment securities	—	(1,504)
Change in other investments	(161)	(156)
TOTAL INVESTING ACTIVITIES	(2,698)	(4,675)
FINANCING ACTIVITIES
Dividends to shareholders	(5,097)	(4,797)
Change in short-term debt	2,259	4,152
Additions to long-term debt	4,268	2,253
Reductions of long-term debt	(1,992)	(3,749)
Treasury stock purchases	(5,505)	(4,985)
Impact of stock options and other	1,544	2,730
TOTAL FINANCING ACTIVITIES	(4,523)	(4,396)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	30
CHANGE IN CASH AND CASH EQUIVALENTS	2,235	1,440
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,182	$5,876
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

Following is a summary of segment results.

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings Before Income Taxes	Net Earnings	Net Sales	Earnings Before Income Taxes	Net Earnings
Beauty	2014	$4,691	$800	$624	$14,878	$2,869	$2,241
	2013	4,763	692	535	15,106	2,682	2,070
Grooming	2014	1,863	613	463	5,937	1,944	1,469
	2013	1,931	593	444	6,057	1,922	1,428
Health Care	2014	2,361	438	294	7,241	1,372	938
	2013	2,406	459	305	7,198	1,446	976
Fabric Care and Home Care	2014	6,340	1,030	658	19,891	3,672	2,392
	2013	6,195	1,065	679	19,483	3,730	2,435
Baby, Feminine and Family Care	2014	5,453	1,103	725	16,559	3,366	2,215
	2013	5,537	1,233	810	16,342	3,575	2,334
Corporate	2014	(149)	(656)	(128)	(462)	(1,452)	(90)
	2013	(234)	(754)	(182)	(674)	(1,023)	277
Total	2014	$20,559	$3,328	$2,636	$64,044	$11,771	$9,165
	2013	20,598	3,288	2,591	63,512	12,332	9,520

4. Goodwill and Other Intangible Assets

Goodwill is allocated by reportable segment as follows:

Amounts in millions of dollars unless otherwise specified.

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at June 30, 2013	$16,663	$20,617	$8,318	$4,453	$4,828	$309	$55,188
Translation and Other	427	355	110	55	92	—	1,039
Acquisitions and Divestitures	—	—	—	(1)	—	—	(1)
GOODWILL at March 31, 2014	$17,090	$20,972	$8,428	$4,507	$4,920	$309	$56,226

Goodwill increased from June 30, 2013 primarily due to currency translation across all reportable segments.

Identifiable intangible assets at March 31, 2014 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,795	$5,346
Intangible assets with indefinite lives	26,857	—
Total identifiable intangible assets	$36,652	$5,346

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands. The amortization of intangible assets for the three months ended March 31, 2014 and 2013 was $126 million and $136 million, respectively. For the nine months ended March 31, 2014 and 2013, the amortization of intangibles was $389 million for both periods.

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
5. Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
Stock options	$64	$66	$170	$183
Other share-based awards	30	30	77	67
Total share-based compensation	$94	$96	$247	$250

Assumptions utilized in the model that estimates the fair value of share-based awards for purposes of calculating compensation expense are evaluated and revised, as necessary, to reflect market conditions and experience.

6. Postretirement Benefits

The Company offers various postretirement benefits to its employees.

The components of net periodic benefit cost for defined benefit plans are as follows:

Amounts in millions of dollars unless otherwise specified.

	Pension Benefits		Other Retiree Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2014	2013	2014	2013
Service cost	$76	$76	$37	$48
Interest cost	149	140	64	65
Expected return on plan assets	(177)	(146)	(96)	(95)
Prior service cost / (credit) amortization	6	4	(5)	(5)
Net actuarial loss amortization	54	55	29	49
Settlement loss	—	2	—	—
Gross benefit cost	108	131	29	62
Dividends on ESOP preferred stock	—	—	(16)	(17)
Net periodic benefit cost	$108	$131	$13	$45

	Pension Benefits		Other Retiree Benefits
	Nine Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
Service cost	$223	$226	$112	$143
Interest cost	440	421	192	195
Expected return on plan assets	(523)	(442)	(289)	(286)
Prior service cost / (credit) amortization	19	13	(15)	(15)
Net actuarial loss amortization	160	161	88	149
Curtailment loss	—	2	—	—
Settlement loss	—	2	—	—
Gross benefit cost	319	383	88	186
Dividends on ESOP preferred stock	—	—	(48)	(52)
Net periodic benefit cost	$319	$383	$40	$134

For the year ending June 30, 2014, the expected return on plan assets is 7.2% and 8.3% for pensions and other retiree benefit plans, respectively.

7. Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

Fair Value Hierarchy
The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The following table sets forth the Company’s financial assets and liabilities as of March 31, 2014 and June 30, 2013 that are measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

Amounts in millions of dollars unless otherwise specified.

	Level 1		Level 2		Level 3		Total
	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013
Assets recorded at fair value:
Investments:
U.S. government securities	$—	$—	$1,570	$1,571	$—	$—	$1,570	$1,571
Other investments	6	23	—	—	24	24	30	47
Derivatives relating to:
Foreign currency hedges	—	—	199	168	—	—	199	168
Other foreign currency instruments (1)	—	—	45	19	—	—	45	19
Interest rates	—	—	152	191	—	—	152	191
Net investment hedges	—	—	115	233	—	—	115	233
Total assets recorded at fair value (2)	6	23	2,081	2,182	24	24	2,111	2,229
Liabilities recorded at fair value:
Derivatives relating to:
Other foreign currency instruments (1)	—	—	77	90	—	—	77	90
Interest rates	—	—	54	59	—	—	54	59
Liabilities recorded at fair value (3)	—	—	131	149	—	—	131	149
Liabilities not recorded at fair value:
Long-term debt (4)	26,510	22,671	1,650	3,022	—	—	28,160	25,693
Total liabilities recorded and not recorded at fair value	$26,510	$22,671	$1,781	$3,171	$—	$—	$28,291	$25,842

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)
All derivative assets are presented in prepaid expenses and other current assets and other noncurrent assets. Investment securities are presented in available-for-sale investment securities and other noncurrent assets. The U.S government securities are included in other noncurrent assets in our Consolidated Balance Sheet at June 30, 2013. The amortized cost of the U.S. government securities was $1,599 as of March 31, 2014 and $1,604 as of June 30, 2013. All U.S. government securities have contractual maturities between one and five years. Fair values are generally estimated based upon quoted market prices for similar instruments.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($5,258 and $4,540 as of March 31, 2014 and June 30, 2013, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented and there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended March 31, 2014.

Substantially all of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the Company’s credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangement. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of March 31, 2014, was not material. The Company has not been required to post any collateral as a result of these contractual features.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2014 and June 30, 2013 are as follows:

Amounts in millions of dollars unless otherwise specified.

	Notional Amount		Fair Value Asset/(Liability)
	March 31, 2014	June 30, 2013	March 31, 2014	June 30, 2013
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$951	$951	$199	$168
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$11,818	$9,117	$98	$132
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$1,125	$1,303	$115	$233
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$10,743	$7,080	$(32)	$(71)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
	March 31, 2014	June 30, 2013
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$4	$7
Foreign currency contracts	15	14
Total	$19	$21
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$71	$145

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the nine months ended March 31, 2014 and 2013, was not material. During the next 12 months, the amount of the March 31, 2014 accumulated OCI (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2014 and 2013 are as follows:

Amounts in millions of dollars unless otherwise specified.

	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$2	$5	$5
Foreign currency contracts	(11)	82	45	170
Total	$(9)	$84	$50	$175

	Amount of Gain/(Loss) Recognized in Income
	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2012
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$80	$(64)	(34)	(39)
Debt	(80)	64	33	43
Total	—	—	(1)	4
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$—	$—	$(1)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	$5	$(209)	$88	$17

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

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2013	$(3,529)	$(27)	$(4,296)	$353	$(7,499)
OCI before reclassifications (1)	(274)	9	(158)	1,164	741
Amounts reclassified out of AOCI	(48)	(11)	182	—	123
Net current period OCI	(322)	(2)	24	1,164	864
Balance at March 31, 2014	$(3,851)	$(29)	$(4,272)	$1,517	$(6,635)

(1) Net of tax (benefit) / expense of $(192), $3 and $(44) for hedges, investment securities, and defined benefit retirement plans, respectively.

Amounts in millions of dollars unless otherwise specified.

Reclassifications out of Accumulated Other Comprehensive Income
	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
Hedges (1)
Interest rate contracts	$2	$2	$5	$5
Foreign exchange contracts	(11)	82	45	170
Total before-tax	(9)	84	50	175
Tax (expense) / benefit	(1)	(1)	(2)	(2)
Net of tax	(10)	83	48	173

Gains and (losses) on Investment Securities (2)	2	—	18	—
Tax (expense) / benefit	(1)	—	(7)	—
Net of tax	1	—	11	—

Pension and Other Retiree Benefits (3)
Amortization of deferred amounts	(1)	1	(4)	2
Recognized net actuarial gains/(losses)	(83)	(104)	(248)	(310)
Curtailments and settlements	—	(2)	—	(4)
Total before-tax	(84)	(105)	(252)	(312)
Tax (expense) / benefit	24	31	70	102
Net of tax	(60)	(74)	(182)	(210)
Total reclassifications, net of tax	$(69)	$9	$(123)	$(37)

(1) See Note 7 for classification of these items in the Consolidated Statement of Earnings.
(2) Reclassified from AOCI into Other non-operating income, net.
(3) Reclassified from AOCI into costs of products sold and SG&A. These components are included in the computation of net periodic pension cost (see Note 6 for additional details).

9. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 million annually. In February and November 2012, the Company made announcements regarding an incremental restructuring program as part of a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The productivity and cost savings plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy. The restructuring program is being executed across the Company's centralized organization as well as across virtually all of its Sales and Market Operations (SMO) and GBUs.

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

For the three- and nine-month periods ended March 31, 2014, the Company incurred total restructuring charges of approximately $212 million and $514 million, respectively. For the three- and nine-month periods ended March 31, 2014 approximately $101 million and $250 million of these charges were recorded in SG&A, respectively. The remainder is included in cost of products sold. The following table presents restructuring activity for the nine months ended March 31, 2014:

				For the Nine Months Ended March 31, 2014
	Accrual Balance June 30, 2013	Charges Previously Reported (Six Months Ended December 31, 2013)	Charges for the Three Months Ended March 31, 2014	Cash Spent	Charges Against Assets	Accrual Balance March 31, 2014
Separations	$296	$127	$99	$(202)	$—	$320
Asset-Related Costs	—	66	53	—	(119)	—
Other Costs	27	109	60	(172)	—	24
Total	$323	$302	$212	$(374)	$(119)	$344

Separation Costs
Employee separation charges for the three- and nine-month periods ended March 31, 2014 relate to severance packages for approximately 880 and 1,550 employees, respectively. Separations related to non-manufacturing employees were approximately 520 and 1,000 for the three- and nine-month periods ended March 31, 2014, respectively. These separations are primarily in North America and Western Europe. The packages are predominately voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 8,300 employees, of which approximately 5,640 are non-manufacturing overhead personnel.

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

Amounts in millions of dollars unless otherwise specified.

	Three Months Ended March 31	Nine Months Ended March 31
	2014	2014
Beauty	$28	$41
Grooming	5	18
Health Care	6	12
Fabric Care & Home Care	28	75
Baby, Feminine and Family Care	35	123
Corporate (1)	110	245
Total Company	$212	$514

(1) Corporate includes costs related to allocated overheads, including charges related to our SMO, GBS and Corporate Functions activities.
10. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, advertising, contracts, environmental issues, labor and employment matters and income taxes.

As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. Many of these matters have concluded and the fines have been paid. For ongoing matters, the Company has accrued liabilities for competition law violations totaling $171 million as of March 31, 2014. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, it is difficult to estimate such amounts at this time. Currently, however, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively.

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

11. Subsequent Events

On April 9, 2014, the Company announced that Mars, Incorporated has agreed to buy the IAMS®, EUKANUBA® and NATURA® brands in major markets for $2.9 billion in cash.  The transaction is expected to be completed in the second-half of calendar 2014, subject to regulatory approvals.  The Company has also begun activities with the intent to exit the remainder of its Pet Care business.  The results of the Pet Care business will be presented as discontinued operations beginning with the quarter ending June 30, 2014.  The earnings that will move to discontinued operations will be approximately $0.03 per share in fiscal 2013 and are expected to be approximately $0.04 per share in fiscal 2014.  The one-time earnings impact from the divestiture is not expected to have a material impact on fiscal 2015 results.

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

The purpose of the Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results - Nine Months Ended March 31, 2014

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three and Nine Months Ended March 31, 2014

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2014

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
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

Amounts in millions of dollars unless otherwise specified.

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
The table below provides more information about the components of our reportable business segment structure.

Reportable Segment	GBUs (Categories)	Billion Dollar Brands
Beauty	Beauty Care (Antiperspirant and Deodorant, Cosmetics, Personal Cleansing, Skin Care); Hair Care and Color; Prestige (SK-II, Fragrances); Salon Professional	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	Shave Care (Blades and Razors, Pre- and Post-Shave Products); Braun	Fusion, Gillette, Mach3, Prestobarba
Health Care	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Other Personal Health Care, Vitamins/Minerals/Supplements); Oral Care (Toothbrush, Toothpaste, Other Oral Care); Pet Care	Crest, Iams, Oral-B, Vicks
Fabric Care and Home Care	Fabric Care (Bleach and Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, Surface Care); Personal Power (Batteries); Professional	Ace, Ariel, Dawn, Downy, Duracell, Febreze, Gain, Tide
Baby, Feminine and Family Care	Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Feminine Care, Incontinence); Family Care (Paper Towels, Tissues, Toilet Paper)	Always, Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended March 31, 2014 (excludes net sales and net earnings in Corporate):

	Three Months Ended March 31, 2014
	Net Sales	Net Earnings
Beauty	23%	22%
Grooming	9%	17%
Health Care	11%	11%
Fabric Care and Home Care	31%	24%
Baby, Feminine and Family Care	26%	26%
Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the nine months ended March 31, 2014 (excludes net sales and net earnings in Corporate):

	Nine Months Ended March 31, 2014
	Net Sales	Net Earnings
Beauty	23%	24%
Grooming	9%	16%
Health Care	11%	10%
Fabric Care and Home Care	31%	26%
Baby, Feminine and Family Care	26%	24%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2014 versus the nine months ended March 31, 2013:

•	Net sales increased 1% versus the previous year to $64.0 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 3%.

•	Unit volume increased 4%. Volume grew mid-single digits for Fabric Care and Home Care. Volume increased low single digits for Baby, Feminine and Family Care; Beauty; Grooming; and Health Care.

•
Net earnings attributable to Procter & Gamble were $9.1 billion, a decrease of $373 million, or 4% versus the prior year period. This was primarily driven by an increase of approximately $400 million in non-core items including a prior year $623 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia, partially offset by a $232 million after tax reduction in restructuring charges.

•	Diluted net earnings per share from continuing operations decreased 3% to $3.12.

•
Core net earnings per share, which excludes incremental restructuring charges, the balance sheet impact of a devaluation of the foreign exchange rate in Venezuela, certain legal charges for pending European legal matters and the base period holding gain from the joint venture in Iberia, increased 1% to $3.30.

•
Operating cash flow was $9.5 billion. Free cash flow, which is operating cash flow less capital expenditures, was $6.8 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 75%.

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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2014
The following discussion provides a review of results for the three months ended March 31, 2014 versus the three months ended March 31, 2013.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended March 31
	2014	2013	% CHG
NET SALES	$20,559	$20,598	—%
COST OF PRODUCTS SOLD	10,601	10,344	2%
GROSS PROFIT	9,958	10,254	(3)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	6,500	6,849	(5)%
OPERATING INCOME	3,458	3,405	2%
INTEREST EXPENSE	179	163	10%
INTEREST INCOME	29	21	38%
OTHER NON-OPERATING INCOME, NET	20	25	(20)%
EARNINGS BEFORE INCOME TAXES	3,328	3,288	1%
INCOME TAXES	692	697	(1)%
NET EARNINGS	2,636	2,591	2%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27	25	8%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,609	$2,566	2%
EFFECTIVE TAX RATE	20.8%	21.2%

PER COMMON SHARE (1):
BASIC NET EARNINGS	$0.94	$0.92	2%
DILUTED NET EARNINGS	$0.90	$0.88	2%
DIVIDENDS	$0.602	$0.562	7%

AVERAGE DILUTED SHARES OUTSTANDING	2,894.1	2,930.7
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	48.4%	49.8%	(140)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	31.6%	33.3%	(170)
OPERATING MARGIN	16.8%	16.5%	30
EARNINGS BEFORE INCOME TAXES	16.2%	16.0%	20
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	12.7%	12.5%	20

Net Sales

Net sales were flat at $20.6 billion for the third quarter on a 3% increase in unit volume versus the prior year period. Fabric Care and Home Care volume grew mid-single digits. Health Care and Grooming volume grew low single digits. Baby, Feminine and Family Care and Beauty volume was unchanged. Volume increased low single digits in developed regions and grew mid-single digits in developing regions. Unfavorable foreign exchange reduced net sales by 3%. Organic sales grew 3% driven by the unit volume increase. A 1% impact from higher pricing was offset by a 1% impact from unfavorable geographic and product mix due to higher relative growth of developing regions, which have lower than average selling prices and of lower priced product categories, such as Fabric Care and Baby Care.

	Net Sales Change Drivers 2014 vs. 2013 (Three Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	0%	1%	-3%	1%	0%	0%	-2%
Grooming	2%	2%	-5%	3%	-4%	0%	-4%
Health Care	2%	2%	-2%	1%	-3%	0%	-2%
Fabric Care and Home Care	6%	6%	-4%	1%	-1%	0%	2%
Baby, Feminine and Family Care	0%	0%	-4%	2%	0%	0%	-2%
TOTAL COMPANY	3%	3%	-3%	1%	-1%	0%	0%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin contracted 140 basis points to 48.4% of net sales for the quarter. The decrease in gross margin was driven primarily by a 100 basis point impact from unfavorable foreign exchange and about 150 basis point impact from unfavorable geographic and product mix, partially offset by manufacturing cost savings of about 200 basis points. The unfavorable geographic and product mix was caused by disproportionate growth in developing regions and the Fabric Care and Home Care segment, which have lower gross margins than the Company average. Gross margin was also reduced to a lesser extent by capacity investments and higher commodity and restructuring costs, partially offset by higher pricing.

Total selling, general and administrative expenses (SG&A) decreased 5% to $6.5 billion due to reductions in marketing and overhead spending. SG&A as a percentage of net sales decreased 170 basis points to 31.6%, primarily behind 130 basis points of lower marketing spending. Overhead productivity savings of 50 basis points was partially offset by an increase in wages primarily in developing regions.

Non-Operating Expenses and Income

Interest expense was $179 million for the quarter, an increase of $16 million versus the prior year period due to an increase in debt outstanding, partially offset by lower interest rates on floating rate debt. Interest income was $29 million for the quarter, an increase of $8 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income decreased $5 million to $20 million.

Income Taxes

The effective tax rate decreased 40 basis points to 20.8%. The current year rate was reduced by 330 basis points due to a favorable geographic mix of earnings. The current year was also reduced by approximately 90 basis points due to the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 170 basis points in the current year versus 80 basis points in the prior year). These decreases were partially offset by a prior year 150 basis point impact from reflecting the fiscal year to date impact of the U.S. corporate tax law changes made in early January 2013 and a 220 basis point increase due to the tax impacts of the Venezuela devaluations (which decreased the prior year rate by 110 basis points and increased the current year rate by 110 basis points).

Net Earnings

Net earnings attributable to Procter & Gamble increased $43 million or 2% to $2.6 billion for the quarter. The increase was primarily due to an operating margin expansion of 30-basis points. Operating margin increased due to the reduction in SG&A partially offset by the gross margin contraction. Foreign exchange reduced net earnings by about $350 million for the quarter. Diluted net earnings per share increased 2% to $0.90. Core net earnings per share increased 5% to $1.04. Core net earnings per share for the quarter represents diluted net earnings per share excluding incremental restructuring charges in both periods related to our productivity and cost savings plan and charges in both periods related to the balance sheet impact of a devaluation of the foreign exchange rate in Venezuela.

Foreign Currency Translation – Venezuela Impacts
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings. For the current fiscal year, Venezuela represented approximately 1% of the Company’s consolidated Net sales and Operating profit excluding the impact of the remeasurement charge discussed below.

Through December 31, 2013, the Venezuelan government had established one official exchange rate for qualifying dividends and imported goods and services. Transactions at the official exchange rate are subject to approval by CENCOEX (National Center for External Commerce), previously CADIVI (Foreign Exchange Administrative Commission). Effective February 9, 2013 the Venezuelan government devalued its currency from 4.3 to 6.3 Venezuelan bolivares fuerte (VEF) per dollar. The remeasurement of our local balance sheets to reflect this devaluation in the quarter ended March 31, 2013 resulted in an after tax charge of $236 million ($0.08 per share).  Through December 31, 2013, our results in Venezuela were reflected in our Consolidated Financial Statements at the official CADIVI rate, which was the rate we expected to be applicable to dividend repatriations.

In addition to the preferential CENCOEX/CADIVI exchange rate, there are and have been parallel exchange markets controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CENCOEX. Through December 31, 2013, various regulations and a limited notional amount of transactions that ran through these programs essentially eliminated the Company's ability to access any foreign exchange rate other than the preferential rate to pay for imported goods and/or manage our local monetary asset balances. Accordingly, all of our net monetary assets were measured at the preferential 6.3 exchange rate through December 31, 2013.

On January, 24, 2014, the government made a number of announcements affecting currency exchange rate and other controls. The preferential CENCOEX exchange rate remains at 6.3 VEF per dollar. In addition, while there is considerable uncertainty as to the nature of transactions that will flow through CENCOEX and how CENCOEX will operate in the future, the Company believes that a significant portion of its imports will continue to qualify for the preferential rate. However, the importation of certain finished goods and raw materials for some product categories, along with the payment of dividends and royalties, will be executed under the SICAD (Complementary System for Foreign Exchange Administration) program. SICAD is an auction-based exchange program. The Company expects to be able to access the SICAD program for dividends and other transactions. The rate available through SICAD was 11.7 VEF per dollar in January 2014, and was 10.8 VEF per dollar at March 31, 2014. The Company incurred an after tax charge of $275 million during the quarter ended March 31, 2014 to remeasure certain portions of our local Venezuela balance sheets not qualifying for the preferential CENCOEX rate to the initial SICAD exchange rate. In late March 2014, the government introduced a third exchange mechanism, referred to as SICAD II, which is also an auction-based program. The Company does not expect to access SICAD II. Accordingly, the underlying SICAD II exchange rates have not been utilized for purposes of remeasuring or translating our Venezuela results.

There will be ongoing financial impacts related to the translation of certain elements of local financial statements at the SICAD exchange rate. This includes the importation of certain finished products and raw materials, intercompany royalties and residual earnings that do not qualify for the preferential exchange rate. We estimate these impacts will reduce fiscal year earnings by approximately $30 million, most of which will impact the fourth quarter. Because the SICAD rate fluctuates based on auctions that occur periodically during each quarter, the potential exists for additional impacts if the auction rate changes significantly. There could also be additional financial impacts if the SICAD rate becomes applicable to additional categories of imports or other types of currency transactions.

As of March 31, 2014, the Company had net monetary assets denominated in local currency of approximately $920 million. Approximately $600 million of that amount is expected to be utilized to satisfy liabilities for past imports that were approved under CENCOEX and are measured at the preferential 6.3 rate. The remaining balance has been measured at the SICAD rate. Local currency net monetary balances were unchanged versus June 30, 2013 primarily due to earnings in Venezuela, the timing of CENCOEX payments and an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments, offset by the remeasurement of balances from the preferential CENCOEX rate to the SICAD rate.

Other controls imposed by the Venezuelan government include import authorization controls, currency exchange and payment controls, price controls and recently enacted profit margin controls. The ongoing impact of the recent announcements and our ability to restore net sales and profit to levels achieved prior to the recent devaluations will be impacted by several factors.  These include our ability to mitigate the effect of the price and profit margin controls, any potential future devaluation of the preferential CENCOEX exchange rate, any significant change in the auction exchange rates or liquidity in the SICAD program, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities.  In addition, depending on the future availability of U.S. dollars at the preferential rate, our local U.S. dollar needs, our overall repatriation plans, including our ability to obtain government approval for the payment of dividends, which has been limited in recent years, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2014
The following discussion provides a review of results for the nine months ended March 31, 2014 versus the nine months ended March 31, 2013.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Nine Months Ended March 31
	2014	2013	% CHG
NET SALES	$64,044	$63,512	1%
COST OF PRODUCTS SOLD	32,541	31,574	3%
GROSS PROFIT	31,503	31,938	(1)%
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	19,342	20,090	(4)%
OPERATING INCOME	12,161	11,848	3%
INTEREST EXPENSE	531	504	5%
INTEREST INCOME	73	59	24%
OTHER NON-OPERATING INCOME, NET	68	929	(93)%
EARNINGS BEFORE INCOME TAXES	11,771	12,332	(5)%
INCOME TAXES	2,606	2,812	(7)%
NET EARNINGS	9,165	9,520	(4)%
LESS: NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	101	83	22%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$9,064	$9,437	(4)%
EFFECTIVE TAX RATE	22.1%	22.8%

PER COMMON SHARE (1):
BASIC NET EARNINGS	$3.26	$3.38	(4)%
DILUTED NET EARNINGS	$3.12	$3.22	(3)%
DIVIDENDS	$1.805	$1.686	7%

AVERAGE DILUTED SHARES OUTSTANDING	2,908.9	2,927.6
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES			Basis Pt Chg
GROSS MARGIN	49.2%	50.3%	(110)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.2%	31.6%	(140)
OPERATING MARGIN	19.0%	18.7%	30
EARNINGS BEFORE INCOME TAXES	18.4%	19.4%	(100)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	14.2%	14.9%	(70)

Net Sales

Net sales increased 1% to $64.0 billion fiscal year to date on a 4% increase in unit volume versus the prior year period. Organic volume increased 3%. Fabric Care and Home Care volume grew mid-single digits. Baby, Feminine and Family Care, Beauty, Grooming and Health Care volume grew low single digits. Volume increased low single digits in developed regions and grew mid-single digits in developing regions. Unfavorable foreign exchange reduced net sales by 3%. Organic sales grew 3% driven by the unit volume increase. A 1% impact from higher pricing was offset by a 1% impact from unfavorable geographic and product mix due to higher relative growth of developing regions, which have lower than average selling prices, and of lower priced product categories such as Fabric Care and Baby Care.

	Net Sales Change Drivers 2014 vs. 2013 (Nine Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty	1%	1%	-2%	0%	0%	-1%	-2%
Grooming	1%	1%	-3%	3%	-2%	-1%	-2%
Health Care	2%	2%	-1%	2%	-2%	0%	1%
Fabric Care and Home Care	6%	6%	-3%	0%	-1%	0%	2%
Baby, Feminine and Family Care	3%	3%	-3%	1%	0%	0%	1%
TOTAL COMPANY	4%	3%	-3%	1%	-1%	0%	1%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin contracted 110 basis points to 49.2% of net sales fiscal year to date. The decrease in gross margin was primarily driven by a 90-basis-point impact from unfavorable foreign exchange and a 140 basis point impact from unfavorable geographic and product mix, partially offset by manufacturing cost savings of 160 basis points. The unfavorable geographic and product mix was caused by disproportionate growth in developing regions, the Fabric Care and Home Care and Baby, Feminine and Family Care segments, which have lower gross margins than the Company average.

Total selling, general and administrative expenses (SG&A) decreased 4% to $19.3 billion primarily due to a reduction in restructuring and marketing spending. SG&A as a percentage of net sales decreased 140 basis points to 30.2%. Lower restructuring spending drove 40 basis points of the decline. Marketing spending as a percentage of net sales decreased 90 basis points due to lower spending and scale benefits from increased net sales. Overhead productivity savings of 40 basis points and scale benefits from increased net sales were partially offset by an increase in wages, primarily in developing regions.

Non-Operating Expenses and Income

Interest expense was $531 million fiscal year to date, an increase of $27 million versus the prior year period due to an increase in debt outstanding, partially offset by lower interest rates on floating rate debt. Interest income was $73 million fiscal year to date, an increase of $14 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income decreased $861 million to $68 million due to prior year acquisition and divestiture activities, including a $631 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia and a $247 million gain from the divestiture of our Italy bleach business.

Income Taxes

The effective tax rate decreased 70 basis points to 22.1%.  The current year rate was reduced by 250 basis points due to a favorable geographic mix of earnings. The decrease was partially offset by a 70 basis point increase due to the tax impacts of the Venezuela devaluations (which decreased the prior year rate by 30 basis points and increased the current year rate by 40 basis points) and a 130 basis point increase due to the prior year tax impacts on gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of the bleach business in Italy.

Net Earnings

Net earnings attributable to Procter & Gamble decreased $373 million or 4% to $9.1 billion fiscal year to date. The decrease was due to the reduction in non-operating income, which reduced earnings by approximately 9%. Operating income increased 3% due to the increase in net sales and the reduction in SG&A, partially offset by the gross margin contraction. Foreign exchange reduced net earnings by about $920 million fiscal year to date. Diluted net earnings per share decreased 3% to $3.12. Core net earnings per share increased 1% to $3.30. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges in both periods related to our productivity and cost savings plan, charges in both periods related to the balance sheet impact of devaluations of the foreign exchange rate in Venezuela, prior year charges for European legal matters and the prior year gain on the buyout of the Iberian joint venture.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2014

The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and nine month periods ended March 31, 2014 are provided based on a comparison to the same three and nine-month periods ended March 31, 2013. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2014 versus the comparable prior year periods (amounts in millions):

	Three Months Ended March 31, 2014
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$4,691	(2)%	800	16%	624	17%
Grooming	1,863	(4)%	613	3%	463	4%
Health Care	2,361	(2)%	438	(5)%	294	(4)%
Fabric Care and Home Care	6,340	2%	1,030	(3)%	658	(3)%
Baby, Feminine and Family Care	5,453	(2)%	1,103	(11)%	725	(10)%
Corporate	(149)	N/A	(656)	N/A	(128)	N/A
Total Company	20,559	—%	3,328	1%	2,636	2%

	Nine Months Ended March 31, 2014
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$14,878	(2)%	2,869	7%	2,241	8%
Grooming	5,937	(2)%	1,944	1%	1,469	3%
Health Care	7,241	1%	1,372	(5)%	938	(4)%
Fabric Care and Home Care	19,891	2%	3,672	(2)%	2,392	(2)%
Baby, Feminine and Family Care	16,559	1%	3,366	(6)%	2,215	(5)%
Corporate	(462)	N/A	(1,452)	N/A	(90)	N/A
Total Company	64,044	1%	11,771	(5)%	9,165	(4)%

Beauty
Three months ended March 31, 2014 compared with three months ended March 31, 2013
Beauty net sales decreased 2% to $4.7 billion during the third fiscal quarter on unit volume that was unchanged. Organic volume increased 1% and organic sales increased 2%. Unfavorable foreign exchange reduced net sales by 3%. Price increases improved net sales by 1%. Global market share of the Beauty segment decreased 0.5 points. Volume increased low single digits in developed markets and was unchanged in developing markets. Volume in Hair Care increased low single digits primarily due to market growth and Pantene innovation in Latin America and North America. Global market share of the hair care category decreased half a point. Volume in Beauty Care increased low single digits due to growth in personal cleansing and deodorants from product and commercial innovation and market growth, which was partially offset by a decrease in facial skin care due to competitive activity. Global market share of the beauty care category decreased half a point. Volume in Salon Professional decreased double digits with a decrease in developed markets due to competitive activity and European market contraction and a decrease in developing market due to innovation in the base year. Volume in Prestige decreased mid-single digits due to competitive activity. Net earnings increased 17% to $624 million as the decline in net sales was more than offset by a 210 basis point increase in net earnings margin. Net earnings margin increased due to declines in SG&A, primarily due to a reduction in marketing spending.

Marketing spending decreased due to productivity improvements and reductions in non-media and advertising spending.
Nine months ended March 31, 2014 compared with nine months ended March 31, 2013
Beauty net sales decreased 2% to $14.9 billion fiscal year to date on unit volume that increased by 1%. Organic sales increased 1%. Unfavorable foreign exchange reduced net sales by 2%. The mix impact of minor brand divestitures reduced net sales by 1%. Global market share of the Beauty segment decreased 0.5 points. Volume increased low single digits in developing markets and was unchanged in developed markets. Volume in Hair Care increased low single digits, with low-single digit growth in both developed and developing regions primarily due to market growth. Global market share of the hair care category decreased nearly half a point. Volume in Beauty Care increased low single digits due to product and commercial innovation and market growth for personal cleansing and deodorants, partially offset by a decrease in facial skin care due to competitive activity. Global market share of the beauty care category decreased nearly half a point. Volume in Salon Professional decreased mid-single digits due to competitive activity and European market contraction. Volume in Prestige decreased low single digits due to minor brand divestitures and customer inventory reductions. Net earnings increased 8% to $2.2 billion as the decline in net sales was more than offset by a 140 basis point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A, partially offset by gross margin contraction. SG&A decreased due to a reduction in marketing spending from productivity improvements and reductions in non-media and advertising spending. Gross margin decreased due to the impact of foreign exchange and the unfavorable geographic and product mix, partially offset by manufacturing cost savings.

Grooming
Three months ended March 31, 2014 compared with three months ended March 31, 2013
Grooming net sales decreased 4% to $1.9 billion during the third fiscal quarter on a 2% increase in unit volume. Organic sales were up 1%. Price increases in blades and razors and appliances contributed 3% to net sales. Unfavorable geographic and product mix reduced net sales by 4% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 5%. Global market share of the Grooming segment increased 0.4 points. Volume increased high single digits in developing regions, partially offset by a mid-single digit decrease in developed regions. Shave Care volume increased low single digits due to a high single-digit increase in developing regions from innovation and market growth, partially offset by a high single-digit decrease in developed regions due to market contraction. Global market share of the blades and razors category was up slightly. Volume in Appliances increased high single digits driven by developing regions due to product innovation and market growth. Global market share of the appliances category was flat. Net earnings increased 4% to $463 million as the decline in net sales was more than offset by a 190 basis-point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A spending and gross margin expansion. SG&A decreased due to a decrease in marketing spending. Gross margin increased due to higher pricing and manufacturing cost savings.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013
Grooming net sales decreased 2% to $5.9 billion fiscal year to date on a 1% increase in unit volume. Organic sales were up 2%. Price increases in blades and razors and appliances contributed 3% to net sales growth. Unfavorable geographic and product mix reduced net sales by 2% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. The mix impact of the household appliances divestiture reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Grooming segment increased 0.2 points. Volume increased mid-single digits in developing regions partially offset by a mid-single digit decrease in developed regions. Shave Care volume increased low single digits due to a mid-single-digit growth in developing regions from innovation and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction. Global market share of the blades and razors category was flat. Volume in Appliances decreased low single digits due to the sale of the Braun household appliances business. Organic volume increased mid-single digits driven by developing markets due to market growth, product innovation on men's shavers and shipments to build inventory to support initiatives and new distributors. Global market share of the appliances category was down less than half a point. Net earnings increased 3% to $1.5 billion due to a 120 basis-point increase in net earnings margin partially offset by the decrease in net sales. Net earnings margin increased due to a reduction in SG&A spending primarily due to a decrease in marketing spending.

Health Care
Three months ended March 31, 2014 compared with three months ended March 31, 2013
Health Care net sales decreased 2% to $2.4 billion during the third fiscal quarter on a 2% increase in unit volume. Organic sales were unchanged. Price increases across the businesses contributed 1% to net sales growth. Unfavorable product mix of 3% was primarily driven by decreases in Personal Health Care, which have higher relative sales prices. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Health Care segment decreased 0.1 points. Volume increased low single digits in developed regions and was unchanged in developing regions. Oral Care volume increased mid-single digits due to mid-single digit growth in both developed and developing regions from geographic market expansion, market growth and product innovation. Global market share of the oral care category increased more than half a point. Volume in Personal Health Care decreased low single digits due to a weak cough and cold season. Pet Care volume decreased mid-single digits due to the continuing impact of product recalls in the previous fiscal year as well as competitive activity. Global market share of the pet care category was down more than half a point. Net earnings decreased 4% to $294 million due to the decrease in net sales and a 20-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction, partially offset by a decrease in SG&A spending. Gross margin decreased due to the impact of foreign exchange and unfavorable product mix, partially offset by manufacturing cost savings. SG&A decreased primarily due to a reduction in marketing spending.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013
Health Care net sales increased 1% to $7.2 billion fiscal year to date on a 2% increase in unit volume. Organic sales increased 2%. Price increases across the businesses contributed 2% to net sales growth. Unfavorable product mix from a decline in Pet Care and disproportionate growth in developing regions drove unfavorable geographic mix reducing net sales by 2%. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Health Care segment decreased 0.2 points. Volume increased low single digits in developed regions and mid-single-digits in developing regions. Oral Care volume increased mid-single digits due to a low single-digit increase in developed regions from innovation and a mid-single digit increase in developing regions behind geographic market expansion and market growth. Global market share of the oral care category increased less than half a point. Volume in Personal Health Care increased low single digits due to innovation and market expansion, which was partially offset by a weak cough and cold season. Pet Care volume decreased high single digits primarily due to the continuing impact of product recalls in the previous fiscal year as well as competitive activity. Global market share of the pet care category was down more than half a point. Net earnings decreased 4% to $938 million as increased net sales was more than offset by a 60-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction and an increase in SG&A. Gross margin decreased due to the impact of foreign exchange, unfavorable product and geographic mix and the impact of the Natura recalls. SG&A increased primarily due to an increase in overhead spending.

Fabric Care and Home Care
Three months ended March 31, 2014 compared with three months ended March 31, 2013
Fabric Care and Home Care net sales for the third fiscal quarter increased 2% to $6.3 billion on a 6% increase in unit volume. Organic sales were up 6%. Unfavorable foreign exchange reduced net sales by 4%. Price increases improved net sales by 1%. Unfavorable geographic and product mix reduced net sales by 1% due to a disproportionate growth in developing regions, which have lower than segment average selling prices. Global market share of the Fabric Care and Home Care segment increased 0.3 points. Volume increased high single digits in developing regions and mid-single digits in developed regions. Fabric Care volume increased mid-single digits driven primarily by a high single digit volume increase in developing regions behind market growth and innovation. Additionally volume increased low-single digits in developed regions due to shipments to customers to build inventory to support product innovation. Global market share of the fabric care category was flat. Home Care volume increased mid-single digits driven by a mid-single digit increase in developing markets from distribution expansion and market growth, as well as a low single digit increase in developed regions from product innovation. Global market share of the home care category was up less than half a point. Batteries volume increased high single digits due to high single digit growth in developing regions from market growth and double digit growth in developed regions due to shipments to build inventory for new customers. Global market share of the batteries category was up more than a point. Net earnings were decreased 3% to $658 million as net sales growth was more than offset by a 60-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by a decrease in SG&A. Gross margin decreased due to the impact of unfavorable product and geographic mix and foreign exchange. SG&A decreased due to a reduction in marketing spending and other operating expense.
Nine months ended March 31, 2014 compared with nine months ended March 31, 2013
Fabric Care and Home Care net sales fiscal year to date increased 2% to $19.9 billion on a 6% increase in unit volume. Organic sales were up 5%. Unfavorable geographic and product mix reduced net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Fabric Care and Home Care segment increased 0.2 points. Volume increased high single digits in developing regions and mid-single digits in developed regions. Fabric Care volume increased mid-single digits driven by a double digit volume increase in developing regions behind market growth and innovation, and a low single digit increase in developed regions due to product innovation. Global market share of the fabric care category was flat. Home Care volume increased mid-single digits driven by a double-digit increase in developing markets from distribution expansion and market growth, as well as from a mid-single-digit increase in developed regions due to product innovation. Global market share of the home care category was up less than half a point. Batteries volume increased mid-single digits due to new customer distribution in developed regions and market growth in developing regions. Global market share of the batteries category was up more than a point. Net earnings decreased 2% to $2.4 billion as net sales growth was more than offset by a 50-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by a decrease in SG&A as a percentage of sales. Gross margin decreased due to unfavorable geographic and product mix, higher commodity costs, and the impact of foreign exchange, which was partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending.

Baby, Feminine and Family Care
Three months ended March 31, 2014 compared with three months ended March 31, 2013
Baby, Feminine and Family Care net sales decreased 2% to $5.5 billion during the third fiscal quarter on unit volume that was unchanged. Organic sales were up 2%. Price increases primarily in Baby Care increased net sales by 2%. Unfavorable foreign exchange reduced net sales by 4%. Global market share of the Baby, Feminine and Family Care segment decreased 0.4 points. Volume increased low single digits in developing regions and was unchanged in developed regions. Volume in Baby Care increased low single digits due to a low single digit increase in both developed and developing regions from product innovation and market growth in developing regions. Global market share of the baby care category decreased slightly. Volume in Feminine Care increased low single digits due to market growth in developing regions and growth in North American from value interventions. Global market share of the feminine care category decreased less than half a point. Volume in Family Care decreased low single digits due to competitive activity. In the U.S., all-outlet share of the family care category decreased more than a point. Net earnings decreased 10% to $725 million due to the decrease in net sales and a 130-basis point decrease in net earnings margin. Net earnings margin decreased due to a lower gross margin, which was driven by the impact of foreign exchange and unfavorable product and geographic mix due to a disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the segment average.
Nine months ended March 31, 2014 compared with nine months ended March 31, 2013
Baby, Feminine and Family Care net sales increased 1% to $16.6 billion fiscal year to date on 3% volume growth. Organic sales were up 4%. Price increases primarily in Baby Care increased net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Baby, Feminine and Family Care segment decreased 0.3 points. Volume increased low single digits in developed regions and mid-single digits in developing regions. Volume in Baby Care increased mid-single digits due to a mid-single digit increase in developing regions, from market growth and product innovation, and a low single-digit increase in developed regions due to product innovation in North America. Global market share of the baby care category decreased less than half a point. Volume in Feminine Care increased low single-digits primarily due to product innovation and market growth in developing regions. Global market share of the feminine care category decreased nearly half a point. Volume in Family Care increased low single digits due to product innovation on Charmin and Bounty and lower pricing. In the U.S., all-outlet share of the family care category decreased less than half point. Net earnings decreased 5% to $2.2 billion as the increase in net sales was more than offset by a 90-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to gross margin contraction. Gross margin decreased due to the impact of foreign exchange and unfavorable product and geographic mix due to a disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the segment average.

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
Corporate net sales primarily reflect the adjustment to eliminate the net sales of unconsolidated entities included in business segment results. Accordingly, Corporate net sales are generally a negative balance. Negative net sales in Corporate decreased by

$85 million in the third fiscal quarter and $212 million fiscal year to date due to 1) the buy-out of our Iberian joint venture partner (after which this business is consolidated for both segment and consolidated results and the underlying sales no longer need to be eliminated) and 2) smaller adjustments required to eliminate reduced sales of the remaining unconsolidated entities. Corporate net expense decreased $54 million in the third fiscal quarter primarily due to a reduction in overhead costs as a higher proportion of the costs were allocated to the businesses. Corporate net income decreased $367 million fiscal year to date primarily due to the holding gain in the prior year periods from the buyout of our Iberian joint venture partner, partially offset by lower restructuring spending in the year to date period. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.

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
As part of this plan, the Company expects to incur in excess of $3.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately $2 billion of the estimated costs have been incurred through fiscal year 2013, with an additional $500 million incurred through the first three quarters of fiscal 2014. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved, the timing of the execution and the degree of reinvestment.  Overall, the costs are expected to deliver in excess of $2 billion in before-tax annual savings.  The cumulative before-tax savings as of the current year are expected to be approximately $1.3 - $1.6 billion.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

FINANCIAL CONDITION

Operating Activities

We generated $9.5 billion of cash from operating activities fiscal year to date, a decrease of $1.0 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share based compensation, deferred income taxes, and gain on sale of businesses), generated $11.6 billion of operating cash flow. This was partially offset by working capital increases. On a fiscal year-to-date basis, the net of accounts receivable, inventory, and accounts payable, accrued and other liabilities consumed $2.4 billion of cash. Accounts receivable generated $150 million of cash due to a reduction in days sales outstanding. Inventory consumed $355 million of cash, mainly to support product initiatives. Accounts payable, accrued and other liabilities consumed $1.2 billion of cash due to the payment of prior year marketing accruals, which were higher than historical levels due to increased marketing and advertising expenses late in the year. Other operating assets and liabilities consumed $1.0 billion of cash due to a discretionary cash contribution of approximately $1.0 billion to the Company's German defined benefit pension plan.
Investing Activities

Cash used for investing activities was $2.7 billion fiscal year to date, a decrease of $2.0 billion versus the prior year period due to prior year acquisition and divestiture activities and purchases of investment securities. Capital expenditures consumed $2.6 billion or 4.1% of net sales, as compared to $2.4 billion in the prior year period. We also used $161 million of cash in the current year for other investing activities.

Financing Activities

Our financing activities consumed net cash of $4.5 billion. We used $5.5 billion for treasury stock purchases and $5.1 billion for dividends and partially funded these cash outlays through a $4.5 billion net increase in debt. Additionally, the impact of stock options exercised generated $1.5 billion of cash.

As of March 31, 2014, our current liabilities exceeded current assets by $4.0 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

Organic Sales Growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Organic sales growth is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

The reconciliation of reported sales growth to organic sales for the three and nine months ended March 31, 2014:

January 2014 - March 2014	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(2)%	3%	1%	2%
Grooming	(4)%	5%	—%	1%
Health Care	(2)%	2%	—%	—%
Fabric Care and Home Care	2%	4%	—%	6%
Baby, Feminine and Family Care	(2)%	4%	—%	2%
Total P&G	—%	3%	—%	3%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

July 2013 - March 2014	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	(2)%	2%	1%	1%
Grooming	(2)%	3%	1%	2%
Health Care	1%	1%	—%	2%
Fabric Care and Home Care	2%	3%	—%	5%
Baby, Feminine and Family Care	1%	3%	—%	4%
Total P&G	1%	3%	(1)%	3%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company's diluted net earnings per share excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings, current year and prior year charges for the balance sheet impacts from a devaluation of the foreign exchange rate in Venezuela, the prior year gain on the buyout of the Iberian joint venture, and prior year charges related to pending European legal matters. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share to Core EPS:

Three Months Ended March 31	2014	2013
Diluted Net Earnings Per Share	$0.90	$0.88
Incremental Restructuring Charges	0.04	0.03
Venezuela balance sheet devaluation impacts	0.10	0.08
CORE EPS	$1.04	$0.99
Core EPS Growth	5%

Nine Months Ended March 31	2014	2013
Diluted Net Earnings Per Share	$3.12	$3.22
Incremental Restructuring Charges	0.09	0.16
Venezuela balance sheet devaluation impacts	0.09	0.08
Gain on buyout of Iberian Joint Venture	—	(0.21)
Charges for Pending European Legal Matters	—	0.01
Rounding impacts	—	0.01
CORE EPS	$3.30	$3.27
Core EPS Growth	1%

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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
Jul - Mar '14	$9,452	$(2,607)	$6,845	$9,165	75%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

For information on Risk Factors, please refer to Part II, Item 1A in the Company’s Form 10-Q for the quarter ended September 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
01/01/2014 - 01/31/2014	6,238,347	$80.15	6,238,347	(3)
02/01/2014 - 02/28/2014	4,491,513	$78.29	4,491,513	(3)
03/01/2014 - 03/31/2014	8,236,768	$78.72	8,236,768	(3)

(1)
The total number of shares purchased was 18,966,628 for the quarter. All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On April 23, 2014, the Company stated that fiscal year 2013-14 share repurchases to reduce Company shares outstanding are estimated to be approximately $6 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Amounts in millions of dollars unless otherwise specified.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as approved by the Board of Directors on December 10, 2013) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended December 31, 2013)

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PROCTER & GAMBLE COMPANY

April 23, 2014	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as amended by shareholders at the annual meeting on October 8, 2013) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended December 31, 2013)

11	Computation of Earnings per Share

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.