Form 10-K
period 2014-06-30
PROCTER & GAMBLE Co
filed 2014-08-08
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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
Large accelerated filer ☑      Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $221 billion on December 31, 2013.

There were 2,707,652,337 shares of Common Stock outstanding as of July 31, 2014.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2014 (2014 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 11

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
Financial Information about Segments
As of June 30, 2014, the Company has five reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Fabric Care and Home Care; and Baby, Feminine and Family Care. Many of the factors necessary for understanding these businesses are similar. Operating margins of the individual businesses vary due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets and product categories in which they operate. While none of our reportable segments are highly seasonal, components within certain reportable segments, such as Batteries (Fabric Care and Home Care), Appliances (Grooming) and Prestige Fragrances (Beauty) are seasonal. In addition, anticipation or occurrence of natural disasters, such as hurricanes, can drive unusually high demand for batteries.
Additional information about our reportable segments can be found in MD&A and Note 12 to our Consolidated Financial Statements.

Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries and territories around the world primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, e-commerce and high-frequency stores. We utilize our superior marketing and online presence to win with consumers at the "zero moment of truth" - when they are searching for information about a brand or product. We work collaboratively with our customers to improve the in-store presence of our products and win the "first moment of truth" - when a consumer is shopping in the store. We must also win the "second moment of truth" - when a consumer uses the product, evaluates how well it met his or her expectations and decides whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
Key Product Categories. Information on key product categories can be found in Note 12 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, distributors, e-commerce and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 14% of our total revenue in 2014, 2013 and 2012. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 30% of our total unit volume in 2014 and 2013 and 31% of our total unit volume in 2012. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
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

12 The Procter & Gamble Company

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
Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We support our products with advertising, promotions and other marketing vehicles to build awareness and trial of our brands and products in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important differentiating factors.
Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $2.0 billion in 2014, 2013 and 2012.
Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2015.
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

Total Number of Employees
2014	118,000
2013	121,000
2012	126,000
2011	129,000
2010	127,000
2009	132,000
Financial Information about Foreign and Domestic Operations
Net sales in the U.S. account for approximately 35% of total net sales. No other individual country exceeds 10% of total net sales. Operations outside the U.S. are generally characterized by the same conditions discussed in the description of the business above and may be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2014	2013	2012
North America (1)	39%	39%	39%
Western Europe	18%	18%	19%
Asia	18%	18%	18%
CEEMEA (2)	15%	15%	14%
Latin America	10%	10%	10%

(1)	North America includes results for the United States and Canada only.

(2)	CEEMEA includes Central and Eastern Europe, Middle East and Africa.
Net sales and total assets in the United States and internationally were as follows (in billions):

	United States	International
Net Sales (for the years ended June 30)
2014	$29.4	$53.7
2013	$29.2	$53.4
2012	$28.4	$53.6

Total Assets (June 30)
2014	$68.8	$75.5
2013	$68.3	$71.0
2012	$68.0	$64.2
Item 1A. Risk Factors.
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-K, quarterly reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the

The Procter & Gamble Company 13

time the statements are made, which may become outdated or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events, or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could significantly differ from our expectations.
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
We are a consumer products company and rely on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers. This is dependent on a number of factors, including our ability to develop effective sales, advertising and marketing programs. We expect to achieve our financial targets, in part, by focusing on the most profitable businesses, biggest innovations and most important emerging markets. We also expect to achieve our financial targets, in part, by achieving disproportionate growth in developing regions. If demand for our products and/or market growth rates, in either developed or developing markets, falls substantially below expected levels or our market share declines significantly in these businesses, our volume, and consequently our results, could be negatively impacted. This could occur due to, among other things, unforeseen negative economic or political events, unexpected changes in consumer trends and habits or negative consumer responses to pricing actions.
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

14 The Procter & Gamble Company

We rely on third parties in many aspect our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties for certain functions, such as our suppliers, distributors, contractors, joint venture partners or external business partners. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and/or operational risk.
We face risks associated with having significant international operations.
We are a global company, with manufacturing operations in more than 40 countries and a significant portion of our revenue outside the U.S. Our international operations are subject to a number of risks, including, but not limited to:

•	compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act;

•	compliance with a variety of local regulations and laws;

•	changes in tax laws and the interpretation of those laws;

•	changes in exchange controls and other limits on our ability to repatriate earnings from overseas;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions;

•	risk of uncollectible accounts and longer collection cycles;

•	effective and immediate implementation of control environment processes across our diverse operations and employee base; and

•	imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales outside the U.S.
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
We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the

MD&A and Note 5 to our Consolidated Financial Statements.
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
We could also be negatively impacted by political issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments. For example, we could be adversely impacted by instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the U.S.
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
The Company's reputation is the foundation of our relationships with key stakeholders and other constituencies, such as customers and suppliers. In addition, many of our brands have worldwide recognition. This recognition is the result of the large investments we have made in our products over many years. The quality and safety of our products is critical to our business. Our Company also devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If we are unable to effectively

The Procter & Gamble Company 15

manage real or perceived issues, including concerns about safety, quality, efficacy or similar matters, sentiments toward the Company or our products could be negatively impacted; our ability to operate freely could be impaired and our financial results could suffer. Our financial success is directly dependent on the success of our brands and the success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to a significant product recall, product-related litigation, allegations of product tampering or the distribution and sale of counterfeit products. Widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative or inaccurate postings or comments about the Company could generate adverse publicity that could damage the reputation of our brands. In addition, given the association of our individual products with the Company, an issue with one of our products could negatively affect the reputation of our other products, or the Company as a whole, thereby potentially hurting results.
Our ability to successfully manage ongoing organizational change could impact our business results.
Our financial targets assume a consistent level of productivity improvement. If we are unable to deliver expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted. We continue to execute a number of significant business and organizational changes, including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which may include many staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully managing these changes, including retention of particularly key employees, is critical to our business success. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense.
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
Our business is subject to changes in legislation, regulation and enforcement, and our ability to manage and resolve pending legal matters in the U.S. and abroad.
Changes in laws, regulations and related interpretations, including changes in accounting standards, taxation requirements and increased enforcement actions and penalties may alter the environment in which we do business. The increasingly complex and rapidly changing legal and regulatory environment creates additional challenges for our ethics and compliance programs. Our ability to continue to meet these challenges could have an impact on our legal, reputational and business risk.
As a U.S.-based multinational company, we are subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, our financial results could be impacted. For example, there are increasing calls in the U.S. from members of leadership in both major U.S. political parties for “comprehensive tax reform” which may significantly change the income tax rules that are applicable to U.S. domiciled corporations, such as P&G.  It is very difficult to assess whether the overall effect of such potential legislation would be cumulatively positive or negative for our earnings and cash flows, but such changes could significantly impact our financial results.
Our ability to manage regulatory, environmental, tax (including, but not limited to, any audits or other investigations) and legal matters (including, but not limited to, product liability, patent and other intellectual property matters) and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position.  Furthermore, if pending legal matters, including the competition law and antitrust investigations described in Note 11 to our Consolidated Financial Statements, result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which consist of mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, distributors, e-commerce and high-frequency stores. Our success is dependent on our ability to successfully manage relationships with our retail trade customers. This includes

16 The Procter & Gamble Company

our ability to offer trade terms that are acceptable to our customers and are aligned with our pricing and profitability targets. Our business could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Our business would be negatively impacted if a key customer were to significantly reduce the inventory level of our products or experience a significant business disruption.
Consolidation among our retail customers could also create significant cost and margin pressure and lead to more complexity across broader geographic boundaries for both us and our key retailers. This would be particularly challenging if major customers are addressing local trade pressures, local law and regulation changes or financial distress.
A breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business or reputation.
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
Numerous and evolving cybersecurity threats, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. The Company has made investments seeking to address these threats, including monitoring of networks and systems, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 32 manufacturing sites located in 22 different states or territories. In addition, we own and operate 105 manufacturing sites in 40 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 42 of these locations; Grooming products at 16; Fabric Care and Home Care products at 53; Baby, Feminine and Family Care products at 48; and Health Care products at 21. Management believes that the Company's production facilities are adequate to support the business and that the properties and equipment have been well maintained.
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
Item 4. Mine Safety Disclosure.
Not Applicable.

The Procter & Gamble Company 17

Executive Officers of the Registrant
The names, ages and positions held by the Executive Officers of the Company on August 8, 2014, are:

Name	Position	Age	First Elected to Officer Position
A. G. Lafley	Chairman of the Board, President and Chief Executive Officer	67	2013
	Director since May 23, 2013

Jon Moeller	Chief Financial Officer	50	2009

Giovanni Ciserani	Group President - Global Fabric and Home Care	52	2013

Mary Lynn Ferguson-McHugh	Group President - Europe	54	2014

Melanie Healey	Group President - North America	53	2013

Deborah A. Henretta	Group President - Global Beauty	53	2013

Martin Riant	Group President - Global Baby, Feminine and Family Care	55	2013

David Taylor	Group President - Global Health and Grooming	56	2013

Filippo Passerini	Group President - Global Business Services and Chief Information Officer	57	2003

Mark Biegger	Chief Human Resources Officer	52	2012

Linda Clement-Holmes	Global Information & Decision Solutions Officer	52	2014

Tarek Farahat	President - Latin America	50	2014

Kathleen B. Fish	Chief Technology Officer	57	2014

Hatsunori Kiriyama	President - Asia	51	2014

Deborah P. Majoras	Chief Legal Officer and Secretary	50	2010

Marc S. Pritchard	Global Brand Building Officer	54	2008

Mohamed Samir	President - India, Middle East and Africa	47	2014

Valarie Sheppard	Senior Vice President, Comptroller & Treasurer	50	2005

Yannis Skoufalos	Global Product Supply Officer	57	2011

Shannan Stevenson	President - Greater China	49	2014

Carolyn M. Tastad	Global Customer Business Development Officer	53	2014

18 The Procter & Gamble Company

All the Executive Officers named above, excluding Mr. Lafley, have been employed by the Company for more than the past five years.  Mr. Lafley is Chairman of the Board, President and Chief Executive Officer of the Company and was reappointed to this position on May 23, 2013. Mr. Lafley originally joined the Company in 1977 and held positions of increasing responsibility, in the U.S. and internationally, until he was elected President and Chief Executive Officer in 2000, a position he held until June 30, 2009. On July 1, 2002, Mr. Lafley was elected Chairman of the Board, a position he held until January 2010, at which time he retired from the Company. During the past five years, in addition to his roles as a Company employee, Mr. Lafley served as a consultant to the Company and as a member of the boards of directors of public companies Dell, Inc. and General Electric Company. He no longer serves on these boards. After his initial retirement from the Company in 2010, he served as a Senior Advisor at Clayton, Dubilier & Rice, LLC, a private equity partnership, and was appointed by President Obama to serve on The President's Council on Jobs and Competitiveness.  Mr. Lafley consulted with a number of Fortune 50 companies on business and innovation strategy. He also advised on CEO succession and executive leadership development, and coached experienced, new and potential CEOs. He currently serves on the board of directors of Legendary Pictures, LLC (a film production company).

The Procter & Gamble Company 19

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet be Purchased Under our Share Repurchase Program (3)
4/1/2014 - 4/30/2014	6,180,000	$80.90	6,180,000	(3)
5/1/2014 - 5/31/2014	—	—	—	(3)
6/1/2014 - 6/30/2014	—	—	—	(3)

(1)
The total number of shares purchased was 6,180,000 for the quarter.  All transactions were made in the open market with large financial institutions.  This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.
(3)
On April 23, 2014, the Company stated that fiscal year 2014 share repurchases to reduce Company shares outstanding were estimated to be approximately $6 billion. This does not include any purchases under the Company's compensation and benefit plans.  The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt.  The total dollar value of shares purchased under the share repurchase plan was $6.0 billion.  The share repurchase plan ended on June 30, 2014.

Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.

Shareholder Return Performance Graphs

Market and Dividend Information

P&G has been paying a dividend for 124 consecutive years since its incorporation in 1890 and has increased its dividend for 58 consecutive years at an annual compound average rate of over 9%.

(in dollars; split-adjusted)	1956	1966	1976	1986	1996	2006	2014
Dividends per Share	$0.01	$0.03	$0.06	$0.16	$0.40	$1.15	$2.45

20 The Procter & Gamble Company

QUARTERLY DIVIDENDS

Quarter Ended	2013-2014	2012-2013
September 30	$0.6015	$0.5620
December 31	0.6015	0.5620
March 31	0.6015	0.5620
June 30	0.6436	0.6015

COMMON STOCK PRICE RANGE

	2013-2014		2012 - 2013
Quarter Ended	High	Low	High	Low
September 30	$82.40	$73.61	$69.97	$60.78
December 31	85.82	75.20	70.99	65.84
March 31	81.70	75.26	77.82	68.35
June 30	82.98	78.43	82.54	75.10

SHAREHOLDER RETURN

The following graph compares the cumulative total return of P&G’s common stock for the 5-year period ending June 30, 2014, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2009, and that all dividends were reinvested.

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2009	2010	2011	2012	2013	2014
P&G	$100	$121	$132	$132	$171	$180
S&P 500 Index	100	114	150	158	190	237
S&P 500 Consumer Staples Index	100	114	144	165	194	224

The Procter & Gamble Company 21

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 and Note 12 to our Consolidated Financial Statements.

Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2014	2013	2012	2011	2010	2009
Net sales	$83,062	$82,581	$82,006	$79,385	$75,785	$73,565
Gross profit	40,602	41,190	40,595	40,551	39,663	36,882
Operating income	15,288	14,330	13,035	15,233	15,306	14,819
Net earnings from continuing operations	11,707	11,301	9,150	11,523	10,573	10,414
Net earnings from discontinued operations	78	101	1,754	404	2,273	3,108
Net earnings attributable to Procter & Gamble	11,643	11,312	10,756	11,797	12,736	13,436
Net Earnings margin from continuing operations	14.1%	13.7%	11.2%	14.5%	14.0%	14.2%
Basic net earnings per common share (1):
Earnings from continuing operations	$4.16	$4.00	$3.18	$3.98	$3.53	$3.44
Earnings from discontinued operations	0.03	0.04	0.64	0.14	0.79	1.05
Basic net earnings per common share	4.19	4.04	3.82	4.12	4.32	4.49
Diluted net earnings per common share (1):
Earnings from continuing operations	$3.98	$3.83	$3.06	$3.80	$3.38	$3.27
Earnings from discontinued operations	0.03	0.03	0.60	0.13	0.73	0.99
Diluted net earnings per common share	4.01	3.86	3.66	3.93	4.11	4.26
Dividends per common share	$2.45	$2.29	$2.14	$1.97	$1.80	$1.64
Research and development expense	$2,023	$1,980	$1,987	$1,940	$1,888	$1,802
Advertising expense	9,236	9,612	9,222	9,086	8,338	7,338
Total assets	144,266	139,263	132,244	138,354	128,172	134,833
Capital expenditures	3,848	4,008	3,964	3,306	3,067	3,238
Long-term debt	19,811	19,111	21,080	22,033	21,360	20,652
Shareholders' equity	69,976	68,709	64,035	68,001	61,439	63,382

(1) Basic net earnings per common share and diluted net earnings per common share are calculated based on net earnings attributable to Procter & Gamble.

22 The Procter & Gamble Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis
Forward-Looking Statements
Certain statements in this report, other than historical and present factual information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including, without limitation, in the following sections: “Management's Discussion and Analysis” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Economic Conditions, Challenges and Risks" and the section titled “Risk Factors” (Item 1A of this Form 10-K). Forward-looking statements are made as of the date of this report and we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
The following Management's Discussion and Analysis (MD&A) is intended to provide the reader with an understanding of P&G's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes. MD&A is organized in the following sections:

•	Overview

•	Summary of 2014 Results

•	Economic Conditions, Challenges and Risks

•	Results of Operations

•	Segment Results

•	Cash Flow, Financial Condition and Liquidity

•	Significant Accounting Policies and Estimates

•	Other Information
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
OVERVIEW
P&G is a global leader in fast moving consumer goods focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, distributors, e-commerce and high-frequency stores. We continue to expand our presence in other channels, including perfumeries and pharmacies. We have on-the-ground operations in approximately 70 countries.
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

The Procter & Gamble Company 23

ORGANIZATIONAL STRUCTURE
Our organizational structure is comprised of Global Business Units (GBUs), Global Operations, Global Business Services (GBS) and Corporate Functions (CF).
Global Business Units
Under U.S. GAAP, the GBUs are aggregated into five reportable segments: Beauty; Grooming; Health Care; Fabric Care and Home Care; and Baby, Feminine and Family Care. The GBUs are responsible for developing overall brand strategy, new product upgrades and innovations and marketing plans. The following provides additional detail on our reportable segments and the key product categories and brand composition within each segment.

Reportable Segment	% of Net Sales*	% of Net Earnings*	GBUs (Categories)	Billion Dollar Brands
Beauty	24%	23%	Beauty Care (Antiperspirant and Deodorant, Cosmetics, Personal Cleansing, Skin Care); Hair Care and Color; Prestige; Salon Professional	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	10%	17%	Shave Care (Electronic Hair Removal, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care)	Fusion, Gillette, Mach3, Prestobarba
Health Care	9%	9%	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care); Oral Care (Toothbrush, Toothpaste, Other Oral Care)	Crest, Oral-B, Vicks
Fabric Care and Home Care	32%	26%	Fabric Care (Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care); Personal Power (Batteries)	Ariel, Dawn, Downy, Duracell, Febreze, Gain, Tide
Baby, Feminine and Family Care	25%	25%	Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper)	Always, Bounty, Charmin, Pampers
* Percent of net sales and net earnings from continuing operations for the year ended June 30, 2014 (excluding results held in Corporate).

Recent Developments: On July 31, 2014 the Company completed the divestiture of its pet care operations in North America, Latin America, and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction.  The gain or loss related to this transaction is not expected to be material and will be included in fiscal 2015 results. The European Union countries are not included in the agreement with Mars. The Company is pursuing alternate plans to sell its Pet Care business in these markets.  In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of our Pet Care business are presented as discontinued operations and, as such, have been excluded from continuing operations and from segment results for all periods presented.
Beauty: We are a global market leader in the beauty category. Most of the beauty markets in which we compete are highly fragmented with a large number of global and local competitors. We compete in beauty care, hair care and color and prestige. In beauty care, we offer a wide variety of products, ranging from deodorants to cosmetics to skin care, such as our Olay brand, which is the top facial skin care brand in the world with over 8% global market share. In hair care and color, we compete in both the retail and salon professional channels. We are the global market leader in the retail hair care and color market with over 20% global market share primarily behind our Pantene and Head &

Shoulders brands. In the prestige channel, we compete primarily with our prestige fragrances behind Dolce & Gabbana, Gucci and Hugo Boss fragrance brands and the SK-II brand.
Grooming: We are the global market leader in the blades and razors market globally. Our global blades and razors market share is approximately 70%, primarily behind the Gillette franchise including Fusion, Mach3, Prestobarba and Venus. Our electronic hair removal devices, such as electric razors and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold over 20% of the male shavers market and over 40% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with approximately 20% global market share. In personal health care, we are a top ten competitor in a large, highly fragmented industry behind respiratory treatments (Vicks brand) and nonprescription heartburn medications (Prilosec OTC brand). Nearly all of our sales outside the U.S in personal health are generated through the PGT Healthcare partnership with Teva Pharmaceuticals Ltd.

24 The Procter & Gamble Company

Fabric Care and Home Care: This segment is comprised of a variety of fabric care products, including: laundry detergents, additives and fabric enhancers; home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners; and batteries. In fabric care, we generally have the number one or number two share position in the markets in which we compete and are the global market leader, with over 25% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is approximately 20% across the categories in which we compete. In batteries, we have over 25% global battery market share, behind our Duracell brand.
Baby, Feminine and Family Care: In baby care, we compete mainly in diapers, pants and baby wipes, with over 30% global market share. We are the number one or number two baby care competitor in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of more than $10 billion. We are the global market leader in the feminine care category with over 30% global market share, primarily behind Always. Our family care business is predominantly a North American business comprised largely of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are approximately 45% for Bounty and over 25% for Charmin.
Global Operations
Global Operations is comprised of our Sales and Market Operations (SMO), which is responsible for developing and executing go-to-market plans at the local level. The SMO includes dedicated retail customer, trade channel and country-specific teams. Through June 30, 2014, it was organized along five geographic regions: North America, Western Europe, Central & Eastern Europe/Middle East/Africa (CEEMEA), Latin America and Asia, which is comprised of Japan, Greater China and ASEAN/Australia/India/Korea (AAIK). Throughout MD&A, we reference business results in developing markets, which we define as the aggregate of CEEMEA, Latin America, AAIK and Greater China, and developed markets, which are comprised of North America, Western Europe and Japan. Effective July 1, 2014, our SMO reorganized under five revised regions, comprised of North America, Europe, Latin America, Asia, and India/Middle East/Africa (IMEA).
Global Business Services
GBS provides technology, processes and standard data tools to enable the GBUs and the SMO to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
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
We are focusing our resources on our leading, most profitable categories and markets:

•	Strengthening core categories, such as baby care and fabric care, and core markets, such as the U.S., to grow these businesses.

•	Investing in developing markets on the categories and countries with the largest size of prize and highest likelihood of winning.

•
Narrowing and refocusing the Company's portfolio to compete in categories and brands that are structurally attractive and that play to P&G strengths and looking at alternatives to partner, divest or discontinue the balance. This will enable us to allocate resources to leading brands - marketed in the right set of countries, channels, and customers - where the size of the prize and probability of winning is highest.

Innovation has always been - and continues to be - P&G's lifeblood.  To consistently win with consumers around the world across price tiers and preferences and to consistently win versus our best competitors, each P&G product category needs a full portfolio of innovation, including a mix of commercial programs, product improvements and game-changing innovations.

Productivity is a core strength for P&G, which creates flexibility to fund our growth efforts and deliver our financial commitments.  We have taken significant steps to accelerate productivity and savings across all elements of costs, including cost of goods sold, marketing expense and non-manufacturing overhead.

Finally, we are focused on improving execution and operating discipline in everything we do.  Operating discipline and execution have always been - and must continue to be - core capabilities and competitive advantages for P&G.
At current market growth rates, the Company expects the consistent delivery of the following annual financial targets will result in total shareholder returns in the top third of the competitive peer group:

•	Organic sales growth modestly above market growth rates in the categories and geographies in which we compete;

•	Core EPS growth of high single digits; and

•	Free cash flow productivity of 90% or greater.

The Procter & Gamble Company 25

SUMMARY OF 2014 RESULTS

Amounts in millions, except per share amounts	2014	Change vs. Prior Year	2013	Change vs. Prior Year	2012
Net sales	$83,062	1%	$82,581	1%	$82,006
Operating income	15,288	7%	14,330	10%	13,035
Net earnings from continuing operations	11,707	4%	11,301	24%	9,150
Net earnings from discontinued operations	78	(23)%	101	(94)%	1,754
Net earnings attributable to Procter & Gamble	11,643	3%	11,312	5%	10,756
Diluted net earnings per common share	4.01	4%	3.86	5%	3.66
Diluted net earnings per share from continuing operations	3.98	4%	3.83	25%	3.06
Core earnings per common share	4.22	5%	4.02	6%	3.79

•	Net sales increased 1% to $83.1 billion including a negative 2% impact from foreign exchange.

◦	Organic sales increased 3%.

◦
Unit volume increased 3%. Volume grew mid-single digits for Fabric Care and Home Care and Baby, Feminine and Family Care. Volume increased low single digits for Grooming and Health Care. Volume was unchanged for Beauty.

•	Net earnings attributable to Procter & Gamble were $11.6 billion, an increase of $331 million or 3% versus the prior year period.

◦
Net earnings from continuing operations increased $406 million or 4% largely due to net sales growth and net earnings margin expansion behind reduced selling, general and administrative costs (SG&A), partially offset by gross margin contraction. Foreign exchange impacts negatively impacted net earnings by approximately 9%.

◦	Net earnings from discontinued operations decreased $23 million due to reduced earnings in Pet Care from ongoing impacts of prior year product recalls.

•	Diluted net earnings per share increased 4% to $4.01.

◦	Diluted net earnings per share from continuing operations increased 4% to $3.98

◦	Core EPS increased 5% to $4.22.

•	Cash flow from operating activities was $14.0 billion.

◦	Free cash flow was $10.1 billion.

◦	Free cash flow productivity was 86%.
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
Ability to Achieve Business Plans. We are a consumer products company and rely on continued demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to consumers and retail trade customers. Our continued success is dependent on innovation with respect to both products and operations and on the continued positive reputations of our brands. This means we must be able to obtain and maintain patents and trademarks and respond to technological advances and patents granted to competition. Our success is also dependent on effective sales, advertising and marketing programs in a more fast-paced and rapidly changing environment. Our ability to innovate and execute in these areas will determine the extent to which we are able to grow existing net sales and volume profitably, especially with respect to the product categories and geographic markets (including developing markets) in which we have chosen to focus. There are high levels of competitive activity in the markets in which we operate. To address these challenges, we must respond to competitive factors, including pricing, promotional incentives, trade terms and product initiatives. We must manage each of these factors, as well as maintain mutually beneficial relationships with our key customers, in order to effectively compete and achieve our business plans.
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

26 The Procter & Gamble Company

Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as ongoing productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange controls, such as Venezuela, China, India, Egypt and Argentina. We need to maintain key manufacturing and supply arrangements, including sole supplier and manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our established outsourcing relationships and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
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
RESULTS OF OPERATIONS
The key metrics included in our discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative expenses (SG&A), other non-operating items and income taxes. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, the level of initiatives and other activities by competitors, geographic expansion and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as pricing actions (which can also indirectly impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in developed markets are generally higher than in developing markets for similar products), product mix (for example, the Beauty segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and to a lesser extent scale impacts (for costs that are fixed or less variable in nature). The primary drivers of SG&A are marketing-related costs and overhead costs. Marketing-related costs are primarily variable in nature, although we do achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. Overhead costs are also variable in nature, but on a relative basis, less so than marketing costs due to our ability to leverage our organization and systems infrastructures to support business growth. Accordingly, we generally experience more scale-related impacts for these costs.
The Company is in the midst of a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overhead expenses. The plan is designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy. The Company expects to incur in excess of $4.5 billion in before-tax restructuring costs over a five-year period (fiscal 2012 through fiscal 2016) as part of this plan. Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver in excess of $2.8 billion in annual gross before-tax savings (see Note 3 to our Consolidated Financial Statements).
Net Sales
Fiscal year 2014 compared with fiscal year 2013
Net sales increased 1% to $83.1 billion in 2014 on a 3% increase in unit volume versus the prior year period. Fabric Care and Home Care along with Baby, Feminine and Family Care volume grew mid-single digits. Grooming and Health Care volume grew low single digits. Beauty volume was unchanged. Volume increased low single digits in developed regions and grew mid-single digits in developing regions.

The Procter & Gamble Company 27

Unfavorable foreign exchange reduced net sales by 2%. Organic sales grew 3% driven by the unit volume increase. A 1% favorable impact from higher pricing was offset by a 1% impact from unfavorable geographic and product mix due to higher relative growth of developing regions, which have lower than average selling prices, and of lower priced product categories such as Fabric Care and Baby Care.
Fiscal year 2013 compared with fiscal year 2012
Net sales increased 1% to $82.6 billion in 2013 on a 2% increase in unit volume. Volume in Health Care and Baby, Feminine and Family Care grew mid-single digits. Volume in Fabric Care and Home Care grew low single digits.

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

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2014	Basis Point Change	2013	Basis Point Change	2012
Gross margin	48.9%	(100)	49.9%	40	49.5%
Selling, general and administrative expense	30.5%	(170)	32.2%	50	31.7%
Goodwill and indefinite-lived intangible asset impairment charges	—%	(40)	0.4%	(150)	1.9%
Operating margin	18.4%	100	17.4%	150	15.9%
Earnings from continuing operations before income taxes	17.9%	10	17.8%	250	15.3%
Net earnings from continuing operations	14.1%	40	13.7%	250	11.2%
Net earnings attributable to Procter & Gamble	14.0%	30	13.7%	60	13.1%

Fiscal year 2014 compared with fiscal year 2013

Gross margin contracted 100 basis points to 48.9% of net sales in 2014. The decrease in gross margin was primarily driven by a 150 basis point impact from unfavorable geographic and product mix, a 50 basis point impact from higher commodity costs, and a 90 basis point impact from unfavorable foreign exchange, partially offset by manufacturing cost savings of 190 basis points and a 40 basis point benefit from higher pricing. The unfavorable geographic and product mix was caused by disproportionate growth in developing regions, and the Fabric Care and Home Care and Baby, Feminine and Family Care segments, which have lower gross margins than the Company average.
Total selling, general and administrative expenses decreased 5% to $25.3 billion in 2014 due to a reduction in marketing spending, overhead expense and restructuring costs. SG&A as a percentage of net sales decreased 170 basis points to 30.5%. Lower restructuring spending drove 30 basis points of the decline. Marketing spending as a percentage of net sales decreased 80 basis points primarily due to lower spending behind a focus on more efficient marketing support and scale benefits from increased net sales. Overhead spending decreased 50 basis points from productivity savings of 40 basis points and scale benefits from increased net sales. The 2014 impact from foreign currency policy changes in Venezuela was comparable to the prior year devaluation impact.

Fiscal year 2013 compared with fiscal year 2012
Gross margin expanded 40 basis points in 2013 to 49.9% of net sales, driven by higher pricing and manufacturing cost savings, partially offset by negative mix and higher commodity costs. Gross margin was positively impacted by 70 basis points from higher pricing and approximately 160 basis points from manufacturing cost savings. Gross margin was negatively impacted by 160 basis points from negative geographic and product mix behind disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the Company average. Gross margin was also reduced by capacity investments and to a lesser extent by foreign exchange impacts and higher commodity costs.
Total SG&A increased 2% to $26.6 billion in 2013, driven by a charge for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela and an increase in marketing spending, partially offset by reduced overhead costs as a result of the productivity and cost savings plan. SG&A as a percentage of net sales increased 50 basis points to 32.2% largely due to a 40 basis point impact from the Venezuela devaluation charge and a 10 basis point increase in marketing spending as a percentage of net sales. Overhead costs as a percentage of net sales declined 20 basis points, as a 70 basis point benefit from our productivity and cost savings plan and 20 basis points of lower restructuring costs were largely offset by the impact of foreign exchange. This was due to a higher

28 The Procter & Gamble Company

portion of SG&A spending in strengthening currencies as compared to net sales, higher employee wages and benefit costs and increased merchandising investments.
In fiscal 2013 we incurred impairment charges of $308 million ($290 million after-tax) related to the carrying value of goodwill in our Appliances business and the related Braun trade name intangible asset. In fiscal 2012 we incurred impairment charges of $1.6 billion ($1.5 billion after-tax) related to the carrying values of goodwill in our Appliances and Salon Professional businesses and our Koleston Perfect and Wella indefinite-lived intangible assets, which are part of our Salon Professional business. See Significant Accounting Policies and Estimates (Goodwill and Intangible Assets) and Note 2 to our Consolidated Financial Statements for more details, including factors leading to the impairment charges. Since goodwill is included in Corporate for internal management and segment reporting, the goodwill impairment charges are included in the Corporate segment. The indefinite-lived intangible asset impairments are also included in the Corporate segment for management and segment reporting.
Non-Operating Items
Fiscal year 2014 compared with fiscal year 2013
Interest expense increased 6% in 2014 to $709 million, primarily due to an increase in average debt outstanding. Interest income was $100 million in 2014, an increase of $13 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income, net, primarily includes divestiture gains and investment income.  Other non-operating income decreased $736 million to $206 million, primarily due to acquisition and divestiture impacts. In 2014, we had approximately $150 million in divestiture gains, primarily related to the sale of our bleach businesses in CEEMEA and Latin America, our Pert hair care business in Latin America and MDVIP. The prior year acquisition and divestiture activities included a $631 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia and an approximate $250 million gain from the divestiture of our Italy bleach business.
Fiscal year 2013 compared with fiscal year 2012
Interest expense decreased 13% in 2013 to $667 million, due to lower interest rates on floating-rate debt. Interest income increased 13% in 2013 to $87 million, due to an increase in cash, cash equivalents and debt securities. Other non-operating income increased $757 million to $942 million in 2013 mainly due to net acquisition and divestiture activities. The $631 million holding gain resulting from the purchase of the balance of P&G's Baby Care and Feminine Care joint venture in Iberia and the gain of approximately $250 million from the sale of our Italian bleach business, both in fiscal 2013, were partially offset by a $130 million divestiture gain from the PUR water filtration business in 2012.

Income Taxes
Fiscal year 2014 compared with fiscal year 2013
The effective tax rate on continuing operations decreased 170 basis points to 21.4% in 2014. The primary driver of this rate decline was approximately 320 basis points from the favorable geographic mix of earnings and approximately 60 basis points due to the non-deductibility of the prior year impairment charges related to our Appliances business. These impacts were partially offset by a 50 basis point increase due to the Venezuela currency policy changes and devaluation discussed below (which decreased the prior year rate 20 basis points and increased the current year rate by 30 basis points), a 110 basis point increase due to the tax impacts of acquisition and divestiture activities (the gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of our Italy bleach business in the prior year), and a 30 basis point increase is due to the net impact of favorable discrete adjustments related to uncertain income tax positions. The net benefit on the current year was $228 million, or 150 basis points, versus 180 basis points of net benefit in the prior year.
Fiscal year 2013 compared with fiscal year 2012
The effective tax rate on continuing operations decreased 390 basis points to 23.1% in 2013. The primary drivers of this rate decline were approximately 210 basis points due to the non-deductibility of impairment charges related to our Appliances and Salon Professional businesses, which were higher in the base period versus the current year, approximately 100 basis points due to the tax impacts from acquisition and divestiture activity (primarily the non-taxable gain on the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia), approximately 20 basis points from the impact of the Venezuela currency devaluation, and approximately 50 basis points due to the net impact of favorable discrete adjustments related to uncertain income tax positions. The 2013 net benefit was $275 million, or 180 basis points, versus a net benefit of 130 basis points in 2012.
Net Earnings
Fiscal year 2014 compared with fiscal year 2013
Net earnings from continuing operations increased $406 million or 4% to $11.7 billion in 2014 due to the increase in sales and a 40-basis point expansion in net earnings margin. The increase in net earnings margin was primarily driven by the decrease in SG&A as a percentage of net sales and the lower tax rate, partially offset by the gross margin contraction and the acquisition and divestiture-driven net reduction in other non-operating income, net.
Net earnings from discontinued operations decreased $23 million in 2014 due to ongoing impacts of prior year product recalls in Pet Care. Net earnings attributable to Procter & Gamble increased $331 million, or 3% to $11.6 billion.

The Procter & Gamble Company 29

Diluted net earnings per share from continuing operations increased 4% to $3.98 primarily due to the increase in net earnings. Diluted net earnings per share from discontinued operations was $0.03 due to the earnings of the Pet Care business. Diluted net earnings per share increased 4% to $4.01.
Core EPS increased 5% to $4.22 primarily due to increased net sales, a 40 basis point net earnings margin expansion and the reduction in shares outstanding. Core EPS represents diluted net earnings per share from continuing operations excluding the current and prior year charge for the balance sheet impacts from foreign exchange policy changes and the devaluation of the foreign exchange rates in Venezuela (see below), the prior year holding gain on the purchase of the balance of our Iberian joint venture, impairments of goodwill and indefinite-lived intangible assets in the prior year and charges in both years for European legal matters and incremental restructuring related to our productivity and cost savings plan.
Fiscal year 2013 compared with fiscal year 2012
Net earnings from continuing operations increased $2.2 billion or 24% to $11.3 billion in 2013. The combination of the net year-over-year impact of acquisition and divestiture gains and the net year-over-year decline in impairment charges drove $1.9 billion of the increase. Earnings also increased due to the increase in net sales and the 40 basis point gross margin expansion in 2013.
Net earnings from discontinued operations decreased $1.7 billion in 2013 due to the gain on the divestiture of the Snacks business and the earnings from the Snacks business prior to the divestiture in the prior year. Net earnings attributable to Procter & Gamble increased $556 million, or 5% to $11.3 billion.
Diluted net earnings per share from continuing operations increased 25% to $3.83 in 2013 due to the increase in net earnings and a reduction in shares outstanding. The number of shares outstanding decreased due to $6.0 billion of treasury share repurchases under our publicly announced share repurchase program, partially offset by shares issued under share-based compensation plans. Diluted net earnings per share from discontinued operations was $0.03 due to the earnings of the Pet Care business. Diluted net earnings per share from discontinued operations in 2012 was $0.60 primarily due to the gain on the divestiture of the Snacks business and earnings of the Snacks business prior to divestiture. Diluted net earnings per share increased 5% to $3.86.
Core EPS increased 6% to $4.02 in 2013 primarily due to increased net sales, gross margin expansion and the reduction in shares outstanding. Core EPS represents diluted net earnings per share from continuing operations excluding the 2013 charge for the balance sheet impact from the devaluation of the official foreign exchange rate in Venezuela, the 2013 holding gain on the purchase of the balance of our Iberian joint venture and charges in both years for European legal matters, incremental restructuring related to our productivity and cost savings plan and impairments of goodwill and indefinite-lived intangible assets.
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

Through December 31, 2013, the Venezuelan government had established one official exchange rate for qualifying dividends and imported goods and services. Transactions at the official exchange rate are subject to approval by CENCOEX (National Center for External Commerce), previously CADIVI (Foreign Exchange Administrative Commission). Effective February 9, 2013 the Venezuelan government devalued its currency from 4.3 to 6.3 Venezuelan bolivares fuerte (VEF) per dollar. The remeasurement of our local balance sheets to reflect this devaluation in the fiscal year ended 2013 resulted in an after tax charge of $236 million ($0.08 per share).

In addition to the preferential CENCOEX exchange rate, there are and have been parallel exchange markets controlled by the Central Bank of Venezuela as the only legal intermediary to execute foreign exchange transactions outside of CENCOEX. Through December 31, 2013, various regulations and a limited notional amount of transactions that ran through these programs essentially eliminated the Company's ability to access any foreign exchange rate other than the preferential rate to pay for imported goods and/or manage our local monetary asset balances. Accordingly, all of our net monetary assets were measured at the preferential 6.3 VEF per dollar exchange rate through December 31, 2013. In addition, through December 31, 2013, our results in Venezuela were reflected in our Consolidated Financial Statements at the official CADIVI rate, which was the rate we expected to be applicable to dividend repatriations.

On January 24, 2014, the government made a number of announcements affecting currency exchange rate and other controls. The preferential CENCOEX exchange rate remains at 6.3 VEF per dollar. In addition, while there is considerable uncertainty as to the nature of transactions that will flow through CENCOEX and how CENCOEX will operate in the future, the Company believes that a significant portion of its imports will continue to qualify for the preferential rate. However, the importation of certain finished goods and raw materials for some product categories, along with the payment of dividends and

30 The Procter & Gamble Company

royalties, will be executed under the SICAD (Complementary System for Foreign Exchange Administration) program. SICAD is an auction-based exchange program. The Company expects to be able to access the SICAD program for dividends and other transactions. The rate available through SICAD was 11.7 VEF per dollar in January 2014, and was 10.6 VEF per dollar at June 30, 2014. The Company incurred an after tax charge of $275 million ($0.09 per share) in January 2014 to remeasure certain portions of our local Venezuela balance sheets not qualifying for the preferential CENCOEX rate to the initial SICAD exchange rate. In late March 2014, the government introduced a third exchange mechanism, referred to as SICAD II, which is also an auction-based program currently trading at approximately 50.0 VEF per dollar. The Company does not expect to access SICAD II. Accordingly, the underlying SICAD II exchange rates have not been utilized for purposes of remeasuring or translating our Venezuela results.

As of June 30, 2014, the Company had net monetary assets denominated in local currency of approximately $1.0 billion. Approximately $670 million of that amount is expected to be utilized to satisfy liabilities for past imports that were approved under CENCOEX and are measured at the preferential 6.3 VEF per dollar rate. The remaining balance has been measured at the SICAD rate. Local currency net monetary balances increased approximately $110 million versus June 30, 2013 as increases due to earnings in Venezuela, the timing of CENCOEX payments and an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments, was partially offset by the remeasurement of balances from the preferential CENCOEX rate to the SICAD rate.

Other controls imposed by the Venezuelan government include import authorization controls, currency exchange and payment controls, price controls and recently enacted profit margin controls. The ongoing impact of the recent announcements and our ability to restore net sales and profit to levels achieved prior to the recent devaluations will be impacted by several factors.  These include our ability to mitigate the effect of the price and profit margin controls, any potential future devaluation of the preferential CENCOEX exchange rate, any significant change in the auction exchange rates or liquidity in the SICAD program, any migration of additional product categories from the

CENCOEX to the SICAD rates, any Company actions to access the SICAD II market, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities.  In addition, depending on the future availability of U.S. dollars at the preferential rate, our local U.S. dollar needs, our overall repatriation plans, including our ability to obtain government approval for the payment of dividends, which has been limited in recent years, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets.
SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs such as interest expense, investing activities and certain restructuring and asset impairment costs. These costs are reported in our Corporate segment and are included as part of our Corporate segment discussion. Additionally, as described in Note 12 to the Consolidated Financial Statements, we apply blended statutory tax rates in the segments. Eliminations to adjust segment results to arrive at our effective tax rate are included in Corporate. We previously had a difference in the treatment of certain unconsolidated investees. Certain unconsolidated investees that are managed as integral parts of our businesses were reflected as consolidated subsidiaries for management reporting and in segment results, with full recognition of the individual income statement line items through before-tax earnings. Eliminations to adjust these line items to U.S. GAAP were included in Corporate. In determining after-tax earnings for the businesses, we eliminated the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest, and applied statutory tax rates. During the final quarter of fiscal 2014, we changed our management accounting for unconsolidated investees. Pursuant to this change, segment results no longer include full recognition of the individual income statement line items of unconsolidated investees and eliminations of such amounts are no longer included in Corporate. All periods have been adjusted to reflect this change. All references to net earnings throughout the discussion of segment results refer to net earnings from continuing operations.

The Procter & Gamble Company 31

	Net Sales Change Drivers (2014 vs. 2013)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other	Net Sales Growth
Beauty	0%	0%	-2%	0%	0%	0%	-2%
Grooming	1%	1%	-3%	4%	-2%	0%	0%
Health Care	2%	2%	-1%	1%	-1%	0%	1%
Fabric Care and Home Care	5%	5%	-3%	0%	-1%	0%	1%
Baby, Feminine and Family Care	4%	3%	-3%	1%	0%	0%	2%
TOTAL COMPANY	3%	3%	-2%	1%	-1%	0%	1%

	Net Sales Change Drivers (2013 vs. 2012)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other	Net Sales Growth
Beauty	0%	0%	-2%	2%	-1%	-1%	-2%
Grooming	-1%	0%	-4%	2%	0%	-1%	-4%
Health Care	5%	4%	-3%	1%	2%	1%	6%
Fabric Care and Home Care	3%	3%	-3%	1%	0%	0%	1%
Baby, Feminine and Family Care	5%	3%	-2%	2%	0%	-1%	4%
TOTAL COMPANY	2%	2%	-2%	1%	0%	0%	1%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied. Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2014	Change vs 2013	2013	Change vs 2012
Volume	n/a	0%	n/a	0%
Net sales	$19,507	-2%	$19,956	-2%
Net earnings	$2,739	+11%	$2,474	+4%
% of Net Sales	14.0%	160 bps	12.4%	60 bps
Fiscal year 2014 compared with fiscal year 2013
Beauty net sales decreased 2% to $19.5 billion in 2014. Unit volume was in line with the prior year period as overall market growth was offset by share declines from the impacts of competitive activity. Organic sales were flat. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Beauty segment decreased 0.4 points. Volume increased low single digits in developing markets and declined low single digits in developed markets. Volume in Hair Care and Color was flat with decreases in developed regions offset by an increase in developing regions. Global market share of the hair care category decreased nearly half a point. Volume in Beauty Care increased low single digits due to product and commercial innovation and market growth for personal cleansing and deodorants, partially offset by a decrease in facial skin care due to competitive activity. Global market share of the beauty care category decreased nearly half a point. Volume in Salon Professional decreased mid-single digits due to competitive activity and European market contraction. Volume in Prestige decreased low single digits due to minor brand divestitures.
Net earnings increased 11% to $2.7 billion due to a 160 basis point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A and a gain on a minor brand divestiture (Pert in Latin America), partially offset by gross margin contraction. SG&A decreased primarily due to a reduction in marketing spending resulting from optimization efforts. Gross margin decreased slightly due to the impact of foreign exchange and negative geographic and product mix, partially offset by manufacturing cost savings.
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

32 The Procter & Gamble Company

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
GROOMING

($ millions)	2014	Change vs 2013	2013	Change vs 2012
Volume	n/a	+1%	n/a	-1%
Net sales	$8,009	—%	$8,038	-4%
Net earnings	$1,954	+6%	$1,837	+2%
% of Net Sales	24.4%	150 bps	22.9%	120 bps
Fiscal year 2014 compared with fiscal year 2013

Grooming net sales were flat at $8.0 billion in 2014 on a 1% increase in unit volume. Organic sales were up 3%. Price increases in Blades and Razors and Appliances contributed 4% to net sales growth. Unfavorable geographic and product mix reduced net sales by 2% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Grooming segment increased 0.2 points. Volume increased mid-single digits in developing regions partially offset by a low single digit decrease in developed regions. Shave Care volume increased low single digits due to a mid-single-digit growth in developing regions from innovation and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction. Global market share of the blades and razors category was up slightly. Volume in Appliances decreased low single digits due to the sale of the Braun household appliances business. Organic volume increased mid-single digits driven by developing markets due to market growth, product innovation on men's shavers and shipments to build inventory to support initiatives and new distributors. Global market share of the appliances category was down less than half a point.

Net earnings increased 6% to $2.0 billion due to a 150 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a reduction in SG&A spending which was driven by a decrease in marketing spending. Gross margin increased slightly as the benefits of pricing and manufacturing cost savings more than offset the negative impacts of foreign exchange and geographic and product mix.
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
HEALTH CARE

($ millions)	2014	Change vs 2013	2013	Change vs 2012
Volume	n/a	+2%	n/a	+5%
Net sales	$7,798	+1%	$7,684	+6%
Net earnings	$1,083	-1%	$1,093	+7%
% of Net Sales	13.9%	(30) bps	14.2%	10 bps
Fiscal year 2014 compared with fiscal year 2013
Health Care net sales increased 1% to $7.8 billion in 2014 on a 2% increase in unit volume. Organic sales increased 2%. Price increases across the businesses contributed 1% to

The Procter & Gamble Company 33

net sales growth. Disproportionate growth in developing regions drove unfavorable geographic mix reducing net sales by 1%. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Health Care segment increased 0.2 points. Volume increased low single digits in both developed and developing regions. Oral Care volume increased low single digits due to a mid-single digit increase in developing regions behind geographic market expansion and market growth and a low single-digit increase in developed regions from innovation. Global market share of the oral care category increased less than half a point. Volume in Personal Health Care decreased low single digits due to a weak cough and cold season which was only partially offset by innovation and market expansion.
Net earnings decreased 1% to $1.1 billion as increased net sales was more than offset by a 30-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by lower overheads. Gross margin decreased due to the impact of foreign exchange and negative geographic and product mix, partially offset by manufacturing cost savings and pricing.
Fiscal year 2013 compared with fiscal year 2012
Health Care net sales increased 6% to $7.7 billion in 2013 on a 5% increase in unit volume. Organic sales were up 7%. Unfavorable foreign exchange reduced net sales by 3%. Price increases across all regions contributed 1% to net sales growth. Favorable geographic and product mix increased net sales by 2%. The mix impact from acquisitions and divestitures increased net sales by 1%. Global market share of the Health Care segment decreased 0.2 points. Volume increased high single digits in developing regions and increased low single digits in developed regions. Oral Care volume increased mid-single digits due to geographic expansion, innovation and market growth. Global market share of the oral care category was down slightly. Volume in Personal Health Care increased mid-single digits partially due to a net increase from prior year acquisition and divestiture activity (the addition of the PGT Healthcare partnership and New Chapter VMS, partially offset by the divestiture of the PuR business). Organic volume increased low single digits primarily due to the launch of ZzzQuil and geographic expansion for Vicks.
Net earnings increased 7% to $1.1 billion due to higher net sales and a 10-basis point increase in net earnings margin. Net earnings margin increased due to a reduction in overhead spending partially offset by gross margin contraction. Gross margin decreased due to increased commodity costs and supply chain investments, partially offset by higher pricing and manufacturing cost savings.

FABRIC CARE AND HOME CARE

($ millions)	2014	Change vs 2013	2013	Change vs 2012
Volume	n/a	+5%	n/a	+3%
Net sales	$26,060	+1%	$25,862	+1%
Net earnings	$3,039	-2%	$3,089	+10%
% of Net Sales	11.7%	(20) bps	11.9%	90 bps
Fiscal year 2014 compared with fiscal year 2013
Fabric Care and Home Care net sales increased 1% to $26.1 billion in 2014 on a 5% increase in unit volume. Organic sales were up 4%. Unfavorable foreign exchange reduced net sales by 3%. Unfavorable geographic and product mix decreased net sales by 1%. Global market share of the Fabric Care and Home Care segment increased 0.2 points. Volume increased high single digits in developing regions and low single digits in developed regions. Fabric Care volume increased mid-single digits driven by a high single digit volume increase in developing regions behind market growth and innovation, and a low single digit increase in developed regions due to product innovation. Global market share of the fabric care category was flat. Home Care volume increased mid-single digits driven by a high single digit increase in developing markets from distribution expansion and market growth, and from a low single digit increase in developed regions due to product innovation. Global market share of the home care category was up less than half a point. Batteries volume increased mid-single digits due to new customer distribution in developed regions and market growth in developing regions. Global market share of the batteries category was up more than a point.
Net earnings decreased 2% to $3.0 billion as net sales growth was more than offset by a 20-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by a decrease in SG&A as a percentage of sales. Gross margin decreased due to unfavorable geographic and product mix and the impact of foreign exchange, which was partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased due to marketing and overhead efficiencies.
Fiscal year 2013 compared with fiscal year 2012
Fabric Care and Home Care net sales increased 1% in 2013 to $25.9 billion on a 3% increase in unit volume. Organic sales were up 4%. Price increases contributed 1% to net sales growth. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. Volume increased mid-single digits in developing regions and low single digits in developed regions. Fabric Care volume increased low single digits behind low single-digit growth in developed regions and mid-single-digit growth in developing regions, driven primarily by Asia. Overall growth due to innovation and market growth was partially offset by the impacts of competitive activity. Global market share of the fabric care category decreased more than half a point. Home Care volume increased mid-single digits driven by a high single-

34 The Procter & Gamble Company

digit increase in developing markets, behind innovation and distribution expansion, and a low single-digit increase in developed markets primarily due to the impact of reduced pricing in North America. Global market share of the home care category was unchanged. Batteries volume increased low single digits due to a mid-single-digit increase in developing regions from market growth and geographic expansion, partially offset by a low single-digit decrease in developed markets due to market contraction and share losses, primarily behind higher pricing in Western Europe to improve the margin structure. Global market share of the batteries category was unchanged.
Net earnings increased 10% to $3.1 billion due to a 90-basis point increase in net earnings margin and the increase in net sales. Net earnings margin increased due to gross margin expansion. Gross margin increased due to higher pricing and manufacturing cost savings, partially offset by higher commodity costs. SG&A as a percentage of net sales was unchanged as higher marketing spending was offset by reduced overhead costs.
BABY, FEMININE AND FAMILY CARE

($ millions)	2014	Change vs 2013	2013	Change vs 2012
Volume	n/a	+4%	n/a	+5%
Net sales	$20,950	+2%	$20,479	+4%
Net earnings	$2,940	-4%	$3,047	+4%
% of Net Sales	14.0%	(90) bps	14.9%	(10) bps
Fiscal year 2014 compared with fiscal year 2013

Baby, Feminine and Family Care net sales increased 2% to $21.0 billion in 2014 on 4% volume growth. Organic sales were up 4% on 3% organic volume growth. Price increases primarily in Baby Care increased net sales by 1%. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Baby, Feminine and Family Care segment decreased 0.3 points. Volume increased low single digits in developed regions and mid-single digits in developing regions. Volume in Baby Care increased mid-single digits due to a mid-single digit increase in developing regions, from market growth and product innovation, and a mid-single digit increase in developed regions due to the buyout of our joint venture partner in Iberia and product innovation in North America, partially offset by competitive activity. Global market share of the baby care category decreased slightly. Volume in Feminine Care increased mid-single digits due to a mid-single digit increase in developed regions, from the buyout of our joint venture partner in Iberia and innovation, and a low single digit increase in developing regions, from market growth and innovation. Organic volume was up low single digits. Global market share of the feminine care category decreased less than half a point. Volume in Family Care increased low single digits due to product innovation on Charmin and Bounty and lower pricing, partially offset by competitive activity. In the U.S., all-outlet share of the family care category decreased less than half point.

Net earnings decreased 4% to $2.9 billion as the increase in net sales was more than offset by a 90-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to gross margin contraction. Gross margin decreased due to the impact of foreign exchange, higher commodity costs, and unfavorable product and geographic mix from disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the segment average, partially offset by manufacturing cost savings and pricing.
Fiscal year 2013 compared with fiscal year 2012
Baby, Feminine and Family Care net sales increased 4% to $20.5 billion in 2013 on 5% volume growth. Organic sales were up 6% on 3% organic volume growth. Pricing added 2% to net sales growth. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Baby, Feminine and Family Care segment decreased 0.2 points. Volume increased mid-single digits in both developing and developed regions. Volume in Baby Care increased mid-single digits. Excluding the buyout of our joint venture partner in Iberia, organic volume increased low-single digits as a mid-single digit increase in developing regions from market growth, distribution expansion and innovation, was partially offset by a low single-digit decrease in developed regions due to market contraction and competitive promotional activity, primarily in Western Europe. Global market share of the baby care category decreased nearly half a point. Volume in Feminine Care increased mid-single digits from mid-single-digit growth in developing markets behind market growth and innovation and high single-digit increase in developed regions due to the buyout of our joint venture partner in Iberia. Global market share of the feminine care category was down half a point. Volume in Family Care increased mid-single digits primarily due to market growth and innovation on Charmin and Bounty. In the U.S., all-outlet share of the family care category was flat.
Net earnings increased 4% to $3.0 billion due to the increase in net sales. Net earnings margin was down slightly due to gross margin expansion offset by a higher effective tax rate. The increase in gross margin was driven by the impact of higher pricing and manufacturing and commodity cost savings, partially offset by unfavorable product and geographic mix. The effective tax rate increased due to the geographic mix of earnings.
CORPORATE

($ millions)	2014	Change vs 2013	2013	Change vs 2012
Net sales	$738	+31%	$562	-31%
Net earnings	$(48)	N/A	$(239)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; certain asset impairment charges;

The Procter & Gamble Company 35

certain balance sheet impacts from significant foreign exchange devaluations; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item includes income taxes to adjust from blended statutory tax rates that are reflected in the segments to the overall Company effective tax rate.
Net sales in Corporate increased by $176 million in 2014. Corporate net earnings improved by $191 million in 2014 primarily due to reduced net after-tax goodwill and intangible asset impairment charges (which totaled $290 million in the prior year but were zero in the current period), lower current year restructuring and overhead spending and lower overall Company effective tax rate, partially offset by the holding gain in the prior year from the buyout of our Iberian joint venture partner. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.
In 2013, net sales in Corporate decreased by $258 million due to a reduction in sales from P&G Chemicals as a result of lower commodity prices. Corporate net earnings improved $1.6 billion primarily due to reduced net after-tax goodwill and intangible asset impairment charges (which totaled $1.5 billion in the prior year as compared to $290 million in the current period), along with the 2013 net after-tax holding gain related to the purchase of the balance of our Iberian joint venture, partially offset by the 2013 charge for the impact of the Venezuela devaluation. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section above.
Productivity and Cost Savings Plan
In 2012, the Company initiated a productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads.   The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.
As part of this plan, the Company expects to incur in excess of $4.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately 62% of the costs have been incurred through the end of fiscal 2014. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment.  Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver in excess of $2.8 billion in annual gross savings (before-tax).  The cumulative before-tax savings realized through 2014 were approximately $1.4 billion.

Restructuring accruals of $381 million as of June 30, 2014, are classified as current liabilities.  Approximately 75% of the restructuring charges incurred during fiscal 2014 either have been or will be settled with cash.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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
Operating Cash Flow
Fiscal year 2014 compared with fiscal year 2013
Operating cash flow was $14.0 billion in 2014, a 6% decrease from the prior year, which was primarily driven by a $1 billion discretionary contribution into a foreign pension plan. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, stock-based compensation, deferred income taxes and gains on sale and purchase of businesses) partially offset by the impact of other operating assets and liabilities. Working capital changes did not have a significant impact on operating cash flow in 2014. Reduced accounts receivable generated $87 million of cash primarily due to improved collection results, which, along with the timing and mix of sales late in the period, drove a 1 day decrease in accounts receivable days sales outstanding. Inventory changes did not significantly impact operating cash flow as inventory management improvement efforts offset inventory needed to support product initiatives and build stock to support capacity expansions and manufacturing sourcing changes. Inventory days on hand decreased by 3 days primarily due to inventory management improvement efforts. Accounts payable, accrued and other liabilities also did not significantly impact operating cash flow. Other operating assets and liabilities utilized $1.6 billion of cash, primarily driven by $1 billion of cash used for a discretionary contribution into a foreign pension plan.

36 The Procter & Gamble Company

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
Fiscal year 2014 compared with fiscal year 2013
Free cash flow was $10.1 billion in 2014, a decrease of 7% versus the prior year. The decrease was driven by the decrease in operating cash flows, which was primarily due to a $1 billion discretionary contribution into a foreign pension plan. Free cash flow productivity, defined as the ratio of free cash flow to net earnings, was 86% in 2014.
Fiscal year 2013 compared with fiscal year 2012
Free cash flow was $10.9 billion in 2013, an increase of 17% versus the prior year. The increase was driven by the increase in operating cash flows. Free cash flow productivity, defined as the ratio of free cash flow to net earnings, was 95% in 2013.
Investing Cash Flows
Fiscal year 2014 compared with fiscal year 2013
Net investing activities consumed $4.1 billion in cash in 2014 mainly due to capital spending and cash paid for investments in available-for-sale securities, partially offset by asset sales.
Fiscal year 2013 compared with fiscal year 2012
Net investing activities consumed $6.3 billion in cash in 2013 mainly due to capital spending, cash paid for acquisitions and investments in available-for-sale securities, partially offset by asset sales.

Capital Spending. We manage capital spending to support our business growth plans and have cost controls to deliver our cash generation targets. Capital expenditures, primarily to support capacity expansion, innovation and cost savings, were $3.8 billion in 2014 and $4.0 billion in 2013. Capital spending as a percentage of net sales decreased 30 basis points to 4.6% in 2014. Capital spending as a percentage of net sales in 2013 increased 10 basis points to 4.9%.
Acquisitions. Acquisition activity was not material in 2014. Acquisitions used $1.1 billion of cash in 2013 primarily for the acquisition of our partner's interest in a joint venture in Iberia.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales contributed $570 million in cash in 2014 mainly due to minor brand divestiture activities, including MDVIP, the Pert business in Latin America, and the bleach business in CEEMEA and Latin America. Proceeds from asset sales contributed $584 million in cash in 2013 mainly due to the divestitures of the bleach business in Italy and the Braun household appliances business.
Financing Cash Flows
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 7% to $2.45 per share in 2014. Total dividend payments to common and preferred shareholders were $6.9 billion in 2014 and $6.5 billion in 2013. In April 2014, the Board of Directors declared an increase in our quarterly dividend from $0.6015 to $0.6436 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 7% increase compared to the prior quarterly dividend and is the 58th consecutive year that our dividend has increased. We have paid a dividend in every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $35.4 billion as of June 30, 2014 and $31.5 billion as of June 30, 2013. Our total debt increased in 2014 mainly due to debt issuances and an increase in commercial paper outstanding, partially offset by bond maturities.
Treasury Purchases. Total share repurchases were $6.0 billion in 2014 and 2013.
Liquidity
At June 30, 2014, our current liabilities exceeded current assets by $2.1 billion ($4.3 billion, excluding current assets and current liabilities of the Pet Care business held for sale), largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses

The Procter & Gamble Company 37

its cash needs and the available sources to fund these needs. The majority of our cash is held off-shore by foreign subsidiaries, but we do not expect restrictions or taxes on repatriation of cash held outside of the United States to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
On June 30, 2014, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings are Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $11.0 billion facility split between a $7.0 billion 5-year facility and a $4.0 billion 364-day facility, which expire in August 2018 and July 2015, respectively. The 364-day facility can be extended for certain periods of time as specified in, and in accordance with, the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain largely undrawn for the foreseeable future. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

38 The Procter & Gamble Company

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2014.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$35,229	$15,576	$4,391	$3,939	$11,323
Capital leases	83	19	34	23	7
Uncertain tax positions(1)	37	37	—	—	—
OTHER
Interest payments relating to long-term debt	7,929	831	1,385	1,195	4,518
Operating leases(2)	1,944	288	509	404	743
Minimum pension funding(3)	817	264	553	—	—
Purchase obligations(4)	1,985	1,068	432	164	321
TOTAL CONTRACTUAL COMMITMENTS	48,024	18,083	7,304	5,725	16,912

(1)
As of June 30, 2014, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $1.9 billion, including $443 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2014, cannot be made.

(2)	Operating lease obligations are shown net of guaranteed sublease income.

(3)
Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2017 are not currently determinable.

(4)
Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent future purchases in line with expected usage to obtain favorable pricing. Approximately 19% relates to service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements in accordance with U.S. GAAP, there are certain accounting policies that may require a choice between acceptable accounting methods or may require substantial judgment or estimation in their application. These include income taxes, certain employee benefits and goodwill and intangible assets. We believe these accounting policies, and others set forth in Note 1 to the Consolidated Financial Statements, should be reviewed as they are integral to understanding the results of operations and financial condition of the Company.
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
Deferred tax assets generally represent the tax effect of items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement or net operating loss carryforwards that can be utilized to reduce future taxes. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, the tax effect of expenditures for which a deduction has already been taken in our tax return but has not yet been recognized in our financial statements or assets recorded at fair value in business combinations for which there was no corresponding tax basis adjustment.

The Procter & Gamble Company 39

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
Employee Benefits
We sponsor various post-employment benefits throughout the world. These include pension plans, both defined contribution plans and defined benefit plans, and other post-employment benefit (OPEB) plans, consisting primarily of health care and life insurance for retirees. For accounting purposes, the defined benefit pension and OPEB plans require assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. As permitted by U.S. GAAP, the net amount by which actual results differ from our assumptions is deferred. If this net deferred amount exceeds 10% of the greater of plan assets or liabilities, a portion of the deferred amount is included in expense for the following year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
The expected return on plan assets assumption impacts our defined benefit expense, since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 9 to the Consolidated Financial Statements. For 2014, the average return on assets assumptions for pension plan assets and OPEB assets was 7.2% and 8.3%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit expense by approximately $111 million.
Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans and OPEB plans of 3.5% and 4.4%, respectively, represents a weighted average of local rates in countries where such plans exist. A 100-basis point change in the pension discount rate would impact annual after-tax defined benefit pension expense by approximately $197 million. A change in the OPEB discount rate of 100 basis points would impact annual after-tax OPEB expense by approximately $79 million. For additional details on our defined benefit pension and OPEB plans, see Note 9 to the Consolidated Financial Statements.
Goodwill and Intangible Assets
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

40 The Procter & Gamble Company

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
With the exception of our Appliances, Batteries and Salon Professional businesses, all of our reporting units have fair values that significantly exceed recorded values. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. In addition, any potential change in the strategic plans for these businesses due to the refocusing of our business portfolio could impact these judgments, assumptions, and estimates, in turn, impacting our fair value. A significant reduction in the estimated fair values could result in impairment charges that could materially affect the financial statements in any given year. The recorded value of goodwill and intangible assets from recently impaired businesses and recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge.
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
The Appliances business was acquired as part of the Gillette acquisition in 2005 and the Salon Professional business consists primarily of operations acquired in the Wella acquisition in 2004. Both businesses are stand-alone reporting units. These businesses represent some of our more discretionary consumer spending categories. Because of this, their operations and underlying fair values were disproportionately impacted by the economic downturn that began in fiscal 2009, which led to a reduction in home and personal grooming appliance purchases and in visits to hair salons that drove the fiscal 2012 impairment. The additional impairment of the Appliances business in fiscal 2013 was due to the devaluation of currency in Japan, a key country that generates a significant portion of the earnings of the Appliances business, relative to the currencies in which the underlying net assets are recorded. As of June 30, 2014, the Appliances business has remaining goodwill of $317 million and remaining intangible assets of $875 million, while the Salon Professional business has remaining goodwill of $436 million and remaining intangible assets of $726 million. As a result of the impairments, the estimated fair value of our Appliances business and the Salon Professional business slightly exceed their respective carrying values. Our fiscal 2014 valuations of the Appliances and Salon Professional businesses has them returning to sales and earnings growth

The Procter & Gamble Company 41

rates consistent with our long-term business plans. Changes to or a failure to achieve these business plans or a further deterioration of the macroeconomic conditions could result in a valuation that would trigger an additional impairment of the goodwill and intangible assets of these businesses.
The results of our annual goodwill impairment testing during fiscal 2014 indicated a decline in the fair value of the Batteries reporting unit due to lower long-term market growth assumptions in certain key geographies. The estimated fair value of Batteries continues to exceed its underlying carrying value, but the fair value cushion has been reduced to about 5%. As of June 30, 2014, the Batteries business has goodwill of $2.6 billion and intangible assets of $2.4 billion. The actual Batteries business results for the year ended June 30, 2014 were in line with the 2014 projections used in our annual goodwill and intangible asset impairment testing.
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans.  We believe these estimates and assumptions are reasonable.  However, actual events and results of the Batteries reporting unit could differ substantially from those used in our valuations.  To the extent such factors result in a further reduction of the level of projected cash flows used to estimate the Batteries reporting unit fair value, we may need to record non-cash impairment charges in the future.
In addition, in the fourth quarter of the year ended June 30, 2014, a key competitor announced its intent to split its consolidated business into two separate companies during 2015.  One of those companies would operate primarily in the batteries category.  While this proposed transaction has not been consummated, initial independent third party estimates of the competitor’s stand-alone batteries business valuation are well below the earnings multiple implied from the valuation of our batteries business.  We attribute the implied valuation differences to our more favorable business trends, primarily organic net sales and share growth, along with scale dis-synergies, general market uncertainty regarding the capabilities and competitiveness of a stand-alone company and lack of a control premium.  In addition, the Company conducts a regular portfolio review of its businesses to assess long-term strategic fit.   If our portfolio review process were to result in a decision to divest the batteries business, a divestiture could result in a loss that could be material if potential acquirers utilize valuations consistent with those indicated above for the key competitor.

See Note 2 to our Consolidated Financial Statements for additional discussion on goodwill and intangible asset impairment testing results.

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers.  We will adopt the standard on July 1, 2017.  We are evaluating the impact, if any, that the standard will have on our financial statements.
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
Derivative positions can be monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the CorporateManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2014. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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

42 The Procter & Gamble Company

our investments in foreign operations. These currency interest rate swaps are designated as hedges of the Company's foreign net investments.
Based on our interest rate exposure as of and during the year ended June 30, 2014, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2014, we believe, at a 95% confidence level based on historical currency rate movements, the impact of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2014 and June 30, 2013, we did not have any commodity hedging activity.
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

The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2014	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	-2%	2%	0%	0%
Grooming	0%	3%	0%	3%
Health Care	1%	1%	0%	2%
Fabric Care and Home Care	1%	3%	0%	4%
Baby, Feminine and Family Care	2%	3%	-1%	4%
TOTAL COMPANY	1%	2%	0%	3%

Year ended June 30, 2013	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty	-2%	2%	1%	1%
Grooming	-4%	4%	2%	2%
Health Care	6%	3%	-2%	7%
Fabric Care and Home Care	1%	3%	0%	4%
Baby, Feminine and Family Care	4%	2%	0%	6%
TOTAL COMPANY	1%	2%	0%	3%
* Acquisition/Divestiture Impact includes rounding impacts necessary to reconcile net sales to organic sales.
Core EPS. This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes charges in 2014, 2013 and 2012 for incremental restructuring due to increased focus on productivity and cost savings, charges in 2014 and 2013 for the balance sheet impacts from foreign exchange policy changes and the devaluations of the official foreign currency exchange rate in Venezuela, charges in 2014, 2013 and 2012 related to pending European legal matters, a holding gain in 2013 on the purchase of the balance of our Iberian joint venture (JV), and impairment charges in 2013 and 2012 for goodwill and indefinite-lived intangible assets. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

The Procter & Gamble Company 43

The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

Years ended June 30	2014	2013	2012
Diluted net earnings per share - continuing operations	$3.98	$3.83	$3.06
Incremental restructuring charges	0.12	0.18	0.20
Venezuela balance sheet devaluation Impacts	0.09	0.08	—
Charges for pending European legal matters	0.02	0.05	0.03
Gain on purchase of balance of Iberian JV	—	(0.21)	—
Impairment charges	—	0.10	0.51
Rounding	0.01	(0.01)	(0.01)
CORE EPS	4.22	4.02	3.79
Core EPS Growth	5%	6%	(1)%
Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.

Free Cash Flow. Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.
Free Cash Flow Productivity. Free cash flow productivity is defined as the ratio of free cash flow to net earnings. Free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.
The following table provides a numerical reconciliation of free cash flow and free cash flow productivity ($ millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
2014	$13,958	$(3,848)	$10,110	$11,785	86%
2013	14,873	(4,008)	10,865	11,402	95%
2012	13,284	(3,964)	9,320	10,904	85%
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis, and Note 5 to the Consolidated Financial Statements.

44 The Procter & Gamble Company

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

The Procter & Gamble Company 45

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2014, using criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2014, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2014, as stated in their report which is included herein.
/s/ A. G. Lafley
A. G. Lafley
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller

Jon R. Moeller
Chief Financial Officer
August 8, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the three years in the period ended June 30, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at June 30, 2014 and 2013, and the results of its operations and cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 8, 2014

46 The Procter & Gamble Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of the Company as of and for the year ended June 30, 2014 and our report dated August 8, 2014 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 8, 2014

The Procter & Gamble Company 47

Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2014	2013	2012
NET SALES	$83,062	$82,581	$82,006
Cost of products sold	42,460	41,391	41,411
Selling, general and administrative expense	25,314	26,552	25,984
Goodwill and indefinite-lived intangible asset impairment charges	—	308	1,576
OPERATING INCOME	15,288	14,330	13,035
Interest expense	709	667	769
Interest income	100	87	77
Other non-operating income, net	206	942	185
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,885	14,692	12,528
Income taxes on continuing operations	3,178	3,391	3,378
NET EARNINGS FROM CONTINUING OPERATIONS	11,707	11,301	9,150
NET EARNINGS FROM DISCONTINUED OPERATIONS	78	101	1,754
NET EARNINGS	11,785	11,402	10,904
Less: Net earnings attributable to noncontrolling interests	142	90	148
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$11,643	$11,312	$10,756

BASIC NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$4.16	$4.00	$3.18
Earnings from discontinued operations	0.03	0.04	0.64
BASIC NET EARNINGS PER COMMON SHARE	4.19	4.04	3.82
DILUTED NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$3.98	$3.83	$3.06
Earnings from discontinued operations	0.03	0.03	0.60
DILUTED NET EARNINGS PER COMMON SHARE	4.01	3.86	3.66
DIVIDENDS PER COMMON SHARE	$2.45	$2.29	$2.14

(1)	Basic net earnings per common share and diluted net earnings per common share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

48 The Procter & Gamble Company

Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2014	2013	2012
NET EARNINGS	$11,785	$11,402	$10,904
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	1,044	710	(5,990)
Unrealized gains/(losses) on hedges (net of $209, $92 and $441 tax, respectively)	(347)	144	724
Unrealized gains/(losses) on investment securities (net of $4, $5 and $3 tax, respectively)	9	(24)	(3)
Defined benefit retirement plans (net of $356, $637 and $993 tax, respectively)	(869)	1,004	(2,010)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(163)	1,834	(7,279)
TOTAL COMPREHENSIVE INCOME	11,622	13,236	3,625
Less: Total comprehensive income attributable to noncontrolling interests	150	94	124
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$11,472	$13,142	$3,501

The Procter & Gamble Company 49

Consolidated Balance Sheets

Amounts in millions; June 30
Assets	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$8,558	$5,947
Available-for-sale investment securities	2,128	—
Accounts receivable	6,386	6,508
INVENTORIES
Materials and supplies	1,742	1,704
Work in process	684	722
Finished goods	4,333	4,483
Total inventories	6,759	6,909
Deferred income taxes	1,092	948
Prepaid expenses and other current assets	3,845	3,678
Assets held for sale	2,849	—
TOTAL CURRENT ASSETS	31,617	23,990

PROPERTY, PLANT AND EQUIPMENT, NET	22,304	21,666
GOODWILL	53,704	55,188
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	30,843	31,572
OTHER NONCURRENT ASSETS	5,798	6,847
TOTAL ASSETS	$144,266	$139,263

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$8,461	$8,777
Accrued and other liabilities	8,999	8,828
Liabilities held for sale	660	—
Debt due within one year	15,606	12,432
TOTAL CURRENT LIABILITIES	33,726	30,037
LONG-TERM DEBT	19,811	19,111
DEFERRED INCOME TAXES	10,218	10,827
OTHER NONCURRENT LIABILITIES	10,535	10,579
TOTAL LIABILITIES	74,290	70,554
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	1,111	1,137
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2014 - 4009.2, 2013 - 4,009.2)	4,009	4,009
Additional paid-in capital	63,911	63,538
Reserve for ESOP debt retirement	(1,340)	(1,352)
Accumulated other comprehensive income/(loss)	(7,662)	(7,499)
Treasury stock, at cost (shares held: 2014 - 1,298.4, 2013 - 1,266.9)	(75,805)	(71,966)
Retained earnings	84,990	80,197
Noncontrolling interest	762	645
TOTAL SHAREHOLDERS' EQUITY	69,976	68,709
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$144,266	$139,263

See accompanying Notes to Consolidated Financial Statements.

50 The Procter & Gamble Company

Consolidated Statements of Shareholders' Equity

Dollars in millions/Shares in thousands	Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/ (Loss)	Treasury Stock	Retained Earnings	Non- controlling Interest	Total
BALANCE JUNE 30, 2011	2,765,737	$4,008	$1,234	$62,405	$(1,357)	$(2,054)	$(67,278)	$70,682	$361	$68,001
Net earnings								10,756	148	10,904
Other comprehensive loss						(7,279)				(7,279)
Dividends to shareholders:
Common								(5,883)		(5,883)
Preferred, net of tax benefits								(256)		(256)
Treasury purchases	(61,826)						(4,024)			(4,024)
Employee plan issuances	39,546			550			1,665			2,215
Preferred stock conversions	4,576		(39)	6			33			—
ESOP debt impacts								50		50
Noncontrolling interest, net				220					87	307
BALANCE JUNE 30, 2012	2,748,033	4,008	1,195	63,181	(1,357)	(9,333)	(69,604)	75,349	596	64,035
Net earnings								11,312	90	11,402
Other comprehensive income						1,834				1,834
Dividends to shareholders:
Common								(6,275)		(6,275)
Preferred, net of tax benefits								(244)		(244)
Treasury purchases	(84,234)						(5,986)			(5,986)
Employee plan issuances	70,923	1		352			3,573			3,926
Preferred stock conversions	7,605		(58)	7			51			—
ESOP debt impacts					5			55		60
Noncontrolling interest, net				(2)					(41)	(43)
BALANCE JUNE 30, 2013	2,742,327	4,009	1,137	63,538	(1,352)	(7,499)	(71,966)	80,197	645	68,709
Net earnings								11,643	142	11,785
Other comprehensive loss						(163)				(163)
Dividends to shareholders:
Common								(6,658)		(6,658)
Preferred, net of tax benefits								(253)		(253)
Treasury purchases	(74,987)						(6,005)			(6,005)
Employee plan issuances	40,288			364			2,144			2,508
Preferred stock conversions	3,178		(26)	4			22			—
ESOP debt impacts					12			61		73
Noncontrolling interest, net				5					(25)	(20)
BALANCE JUNE 30, 2014	2,710,806	$4,009	$1,111	$63,911	$(1,340)	$(7,662)	$(75,805)	$84,990	$762	$69,976

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 51

Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2014	2013	2012
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$5,947	$4,436	$2,768
OPERATING ACTIVITIES
Net earnings	11,785	11,402	10,904
Depreciation and amortization	3,141	2,982	3,204
Share-based compensation expense	360	346	377
Deferred income taxes	(44)	(307)	(65)
Gain on sale and purchase of businesses	(154)	(916)	(2,106)
Goodwill and indefinite-lived intangible asset impairment charges	—	308	1,576
Change in accounts receivable	87	(415)	(427)
Change in inventories	8	(225)	77
Change in accounts payable, accrued and other liabilities	1	1,253	(22)
Change in other operating assets and liabilities	(1,557)	68	(444)
Other	331	377	210
TOTAL OPERATING ACTIVITIES	13,958	14,873	13,284
INVESTING ACTIVITIES
Capital expenditures	(3,848)	(4,008)	(3,964)
Proceeds from asset sales	570	584	2,893
Acquisitions, net of cash acquired	(24)	(1,145)	(134)
Purchases of available-for-sale investment securities	(568)	(1,605)	—
Proceeds from sales of available-for-sale investment securities	24	—	—
Change in other investments	(261)	(121)	112
TOTAL INVESTING ACTIVITIES	(4,107)	(6,295)	(1,093)
FINANCING ACTIVITIES
Dividends to shareholders	(6,911)	(6,519)	(6,139)
Change in short-term debt	3,304	3,406	(3,412)
Additions to long-term debt	4,334	2,331	3,985
Reductions of long-term debt	(4,095)	(3,752)	(2,549)
Treasury stock purchases	(6,005)	(5,986)	(4,024)
Impact of stock options and other	2,094	3,449	1,729
TOTAL FINANCING ACTIVITIES	(7,279)	(7,071)	(10,410)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	39	4	(113)
CHANGE IN CASH AND CASH EQUIVALENTS	2,611	1,511	1,668
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,558	$5,947	$4,436

SUPPLEMENTAL DISCLOSURE
Cash payments for:
Interest	$686	$683	$740
Income taxes	3,320	3,780	4,348
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
Basis of Presentation
The Consolidated Financial Statements include the Company and its controlled subsidiaries. Intercompany transactions are eliminated. Prior year amounts have been reclassified to conform with current year presentation for amounts related to discontinued operations (see Note 13) and segment reporting (see Note 12).
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
Revenue Recognition
Sales are recognized when revenue is realized or realizable and has been earned. Revenue transactions represent sales of inventory. The revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. The revenue includes shipping and handling costs, which generally are included in the list price to the customer. Our policy is to recognize revenue when title to the product, ownership and risk of loss transfer to the customer, which can be on the date of shipment or the date of receipt by the customer. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period the revenue is recognized.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.0 billion in 2014, 2013 and 2012. Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $9.2 billion in 2014, $9.6 billion in 2013 and $9.2 billion in 2012. Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, which are included in SG&A, as well as coupons and customer trade funds, which are recorded as reductions to net sales.
Other Non-Operating Income, Net
Other non-operating income, net, primarily includes net acquisition and divestiture gains and investment income.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53

Currency Translation
Financial statements of operating subsidiaries outside the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income (OCI). Currency translation adjustments in accumulated OCI were gains of $1.4 billion and $353 at June 30, 2014 and June 30, 2013, respectively. For subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Re-measurement adjustments for financial statements in highly inflationary economies and other transactional exchange gains and losses are reflected in earnings.
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
Investments
Investment securities consist of readily marketable debt and equity securities. Unrealized gains or losses from investments classified as trading, if any, are charged to earnings. Unrealized gains or losses on securities classified as available-for-sale are generally recorded in OCI. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or OCI depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Investment securities are included as available-for-sale investment securities and other current assets or other noncurrent assets in the Consolidated Balance Sheets.
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
We have acquired brands that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. When certain events or changes in operating conditions occur, an impairment assessment is performed and

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company

indefinite-lived assets may be adjusted to a determinable life.
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
New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers.  We will adopt the standard on July 1, 2017.  We are evaluating the impact, if any, that the standard will have on our financial statements.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at JUNE 30, 2012 - Gross	$16,860	$21,579	$6,115	$4,424	$3,684	$2,441	$55,103
Accumulated impairment losses at June 30, 2012	(431)	(899)	—	—	—	—	(1,330)
GOODWILL at JUNE 30, 2012 - Net	16,429	20,680	6,115	4,424	3,684	2,441	53,773
Acquisitions and divestitures	(21)	(40)	—	(14)	1,090	—	1,015
Goodwill impairment charges	—	(259)	—	—	—	—	(259)
Translation and other	255	236	70	43	54	1	659
GOODWILL at JUNE 30, 2013 - Gross	17,094	21,775	6,185	4,453	4,828	2,442	56,777
Accumulated impairment losses at June 30, 2013	(431)	(1,158)	—	—	—	—	(1,589)
GOODWILL at JUNE 30, 2013 - Net	16,663	20,617	6,185	4,453	4,828	2,442	55,188
Acquisitions and divestitures	—	—	—	(3)	—	(2,445)	(2,448)
Translation and other	377	322	95	85	82	3	964
GOODWILL at JUNE 30, 2014 - Gross	17,471	22,097	6,280	4,535	4,910	—	55,293
Accumulated impairment losses at June 30, 2014	(431)	(1,158)	—	—	—	—	(1,589)
GOODWILL at JUNE 30, 2014 - Net	17,040	20,939	6,280	4,535	4,910	—	53,704

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55

On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America and other selected countries. The Company is pursuing alternate plans to sell its Pet Care business in the other markets, primarily the European Union countries. As a result, the Pet Care goodwill is included in the Corporate Segment as of June 30, 2013 and 2012. Pet Care goodwill and intangible assets at June 30, 2014 are reported in assets held for sale. The remaining change in goodwill since June 30, 2013 was primarily due to currency translation across all reportable segments.
The results of our goodwill impairment testing during fiscal 2013 determined that the estimated fair value of our Appliances reporting unit declined below its carrying amount. As a result, we recorded a non-cash before and after-tax impairment charge of $259, in fiscal 2013, to reduce the carrying amount of goodwill to estimated fair value. We also recorded a non-cash before-tax impairment charge of $49 ($31 after-tax) to reduce the carrying amount of our Braun indefinite-lived trade name intangible asset to its fair value. The fiscal 2013 declines in fair values of the Appliances reporting unit and the Braun trade name intangible asset were primarily driven by currency impacts. Specifically, currency in Japan, a country that generates a significant portion of the Appliances earnings, devalued approximately 20% in the second half of fiscal 2013 relative to the currencies in which the underlying net assets are recorded. This sustained reduction in the yen reduced the underlying category market size and the projected future cash flows of the business, which in turn triggered the impairment.
In October 2012, the Company acquired our partner's interest in a joint venture in Iberia that operates in our Baby Care and Family Care and Health Care reportable segments. We paid $1.1 billion for our partner's interest and the transaction was accounted for as a business combination. The total enterprise value of $1.9 billion was allocated to indefinite-lived intangible assets of $0.2 billion, defined-life intangible assets of $0.9 billion and goodwill of $1.1 billion. These were partially offset by $0.3 billion of deferred tax liabilities on the intangible assets. The Company recognized a $0.6 billion holding gain on its previously held investment, which was included in other non-operating income, net in the Consolidated Statement of Earnings in fiscal 2013. In addition to these items and the impairment discussed above, the remaining net increase in goodwill during fiscal 2013 was primarily due to currency translation across all reportable segments.
The results of our goodwill impairment testing during fiscal 2012 determined that the estimated fair values of our Appliances and Salon Professional reporting units were less than their respective carrying amounts. As a result, we recorded a non-cash before and after-tax impairment charge of $1.3 billion in fiscal 2012 to reduce the carrying amount of goodwill to estimated fair value. $899 of the impairment related to Appliances and $431 related to Salon Professional. Our impairment testing for indefinite-lived intangible assets during fiscal 2012 also indicated a decline in the fair value of our Koleston Perfect and Wella trade name intangible assets below their respective carrying values. This resulted in a non-cash before-tax impairment charge of $246 ($173 after-tax) to reduce the carrying amounts of these assets to their respective values. The fiscal 2012 declines in the fair values of the Appliances and Salon Professional reporting units and the underlying Koleston Perfect and Wella trade name intangible assets were driven by a combination of competitive and economic factors, which resulted in a reduction in the forecasted growth rates and cash flows used to estimate fair value.
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
Identifiable intangible assets were comprised of:

	2014		2013
June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$4,154	$(2,205)	$4,251	$(2,020)
Patents and technology	2,850	(2,082)	2,976	(2,032)
Customer relationships	2,002	(763)	2,118	(703)
Other	355	(164)	348	(168)
TOTAL	9,361	(5,214)	9,693	(4,923)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	26,696	—	26,802	—
TOTAL	36,057	(5,214)	36,495	(4,923)
Due to the divestiture of the Pet Care business, intangible assets specific to the Pet Care business are reported in assets held for sale in accordance with the accounting principles for assets held for sale as of June 30, 2014.
Amortization expense of intangible assets was as follows:

Years ended June 30	2014	2013	2012
Intangible asset amortization	$514	$528	$500

Amounts in millions of dollars except per share amounts or as otherwise specified.

56 The Procter & Gamble Company

Estimated amortization expense over the next five fiscal years is as follows:

Years ended June 30	2015	2016	2017	2018	2019
Estimated amortization expense	$432	$393	$360	$332	$309
These estimates do not reflect the impact of future foreign exchange rate changes.
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

June 30	2014	2013
PROPERTY, PLANT AND EQUIPMENT
Buildings	$8,022	$7,829
Machinery and equipment	32,398	31,070
Land	893	878
Construction in progress	3,114	3,235
TOTAL PROPERTY, PLANT AND EQUIPMENT	44,427	43,012
Accumulated depreciation	(22,123)	(21,346)
PROPERTY, PLANT AND EQUIPMENT, NET	22,304	21,666
Selected components of current and noncurrent liabilities were as follows:

June 30	2014	2013
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$3,290	$3,122
Compensation expenses	1,647	1,665
Restructuring reserves	381	323
Taxes payable	711	817
Legal and environmental	399	374
Other	2,571	2,527
TOTAL	8,999	8,828

OTHER NONCURRENT LIABILITIES
Pension benefits	$5,984	$6,027
Other postretirement benefits	1,906	1,713
Uncertain tax positions	1,843	2,002
Other	802	837
TOTAL	10,535	10,579

RESTRUCTURING PROGRAM
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually. In 2012, the Company initiated an incremental restructuring program as part of a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The productivity and cost savings plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy.
The Company expects to incur in excess of $4.5 billion in before-tax restructuring costs over a five year period (from fiscal 2012 through fiscal 2016), including costs incurred as part of the ongoing and incremental restructuring program. Through the end of fiscal 2014, we had incurred $2.8 billion of the total expected restructuring charges under the program. The restructuring program plans included a targeted net reduction in non-manufacturing overhead enrollment of approximately 16% - 22% through fiscal 2016, which we expect to exceed. Through fiscal 2014, the Company has reduced non-manufacturing enrollment by approximately 9,300, or approximately 15%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology, optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs as outlined below. The Company incurred total restructuring charges of approximately $806 and $956 for the years ended June 30, 2014 and 2013, respectively. Approximately $373 and $591 of these charges were recorded in SG&A for the years ended June 30, 2014 and 2013, respectively. Approximately $399 and $354 of these charges were recorded in cost of products sold for the years ended June 30, 2014 and 2013, respectively. The remainder is included in discontinued operations. Since the inception of this restructuring program, the Company has incurred charges of approximately $2.8 billion. Approximately $1.5 billion of these charges were related to separations, $666 were asset-related and $680 were related to other restructuring-type costs. The following table presents restructuring activity for the years ended June 30, 2014 and 2013:

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57

	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2012	$316	$—	$27	$343
Charges	595	109	252	956
Cash spent	(615)	—	(252)	(867)
Charges against assets	—	(109)	—	(109)
RESERVE JUNE 30, 2013	296	—	27	323
Charges	378	179	249	806
Cash spent	(321)	—	(248)	(569)
Charges against assets	—	(179)	—	(179)
RESERVE JUNE 30, 2014	353	—	28	381
Separation Costs
Employee separation charges for the years ended June 30, 2014 and 2013 relate to severance packages for approximately 2,730 and 3,450 employees, respectively. For the years ended June 30, 2014 and 2013, these severance packages include approximately 1,640 and 2,390 non-manufacturing employees, respectively. These separations are primarily in North America and Western Europe. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 9,480 employees, of which approximately 6,280 are non-manufacturing overhead personnel.
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

Consistent with our historical policies for ongoing restructuring-type activities, the restructuring program charges are funded by and included within Corporate for both management and segment reporting. Accordingly, all charges under the program are included within the Corporate reportable segment. However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Years Ended June 30	2014	2013
Beauty	$83	$132
Grooming	20	50
Health Care	10	14
Fabric Care and Home Care	121	140
Baby, Feminine and Family Care	155	129
Corporate (1)	417	491
Total Company	806	956
(1) Corporate includes costs related to allocated overheads, including charges related to our SMO, Global Business Services and Corporate Functions activities and costs related to discontinued operations from our divested Pet Care business.

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company

NOTE 4
SHORT-TERM AND LONG-TERM DEBT

June 30	2014	2013
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$4,307	$4,506
Commercial paper	10,818	7,642
Other	481	284
TOTAL	15,606	12,432

Short-term weighted average interest rates(1)	0.7%	0.5%
(1) Weighted average short-term interest rates include the effects of interest rate swaps discussed in Note 5.

June 30	2014	2013
LONG-TERM DEBT
4.95% USD note due August 2014	$900	$900
0.70% USD note due August 2014	1,000	1,000
3.50% USD note due February 2015	750	750
0.95% JPY note due May 2015	987	1,012
3.15% USD note due September 2015	500	500
1.80% USD note due November 2015	1,000	1,000
4.85% USD note due December 2015	700	700
1.45% USD note due August 2016	1,000	1,000
0.75% USD note due November 2016	500	—
Floating rate USD note due November 2016	500	—
5.13% EUR note due October 2017	1,501	1,437
1.60% USD note due November 2018	1,000	—
4.70% USD note due February 2019	1,250	1,250
4.13% EUR note due December 2020	819	784
9.36% ESOP debentures due 2014-2021(1)	640	701
2.00% EUR note due November 2021	1,023	—
2.30% USD note due February 2022	1,000	1,000
2.00% EUR note due August 2022	1,365	1,307
3.10% USD note due August 2023	1,000	—
4.88% EUR note due May 2027	1,365	1,307
6.25% GBP note due January 2030	851	764
5.50% USD note due February 2034	500	500
5.80% USD note due August 2034	600	600
5.55% USD note due March 2037	1,400	1,400
Capital lease obligations	83	31
All other long-term debt	1,884	5,674
Current portion of long-term debt	(4,307)	(4,506)
TOTAL	19,811	19,111

Long-term weighted average interest rates(2)	3.2%	3.3%

(1)	Debt issued by the ESOP is guaranteed by the Company and must be recorded as debt of the Company, as discussed in Note 9.

(2)	Weighted average long-term interest rates include the effects of interest rate swaps discussed in Note 5.
Long-term debt maturities during the next five fiscal years are as follows:

June 30	2015	2016	2017	2018	2019
Debt maturities	$4,307	$2,356	$2,123	$1,605	$2,357
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
At inception, we formally designate and document qualifying instruments as hedges of underlying exposures. We formally assess, at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Fluctuations in the value of these instruments generally are offset by changes in the fair value or cash flows of the underlying exposures being hedged. This is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. The ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. The amount of ineffectiveness recognized was immaterial for all years presented.
Credit Risk Management
We have counterparty credit guidelines and normally enter into transactions with investment grade financial institutions. Counterparty exposures are monitored daily and downgrades in counterparty credit ratings are reviewed on a timely basis. We have not incurred, and do not expect to incur, material credit losses on our risk management or other financial instruments.
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59

counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2014, was not material. The Company has not been required to post collateral as a result of these contractual features.
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
To manage the exchange rate risk primarily associated with our financing operations, we have historically used a combination of forward contracts, options and currency swaps. As of June 30, 2014, we had currency swaps with maturities up to five years, which are intended to offset the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies. These swaps are accounted for as cash flow hedges. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into SG&A and interest expense in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which was not material for any year presented, was immediately recognized in SG&A.
The change in fair values of certain non-qualifying instruments used to manage foreign exchange exposure of intercompany financing transactions and certain balance sheet items subject to revaluation are immediately recognized in earnings, substantially offsetting the foreign currency mark-to-market impact of the related exposures.

Net Investment Hedging
We hedge certain net investment positions in foreign subsidiaries. To accomplish this, we either borrow directly in foreign currencies and designate all or a portion of the foreign currency debt as a hedge of the applicable net investment position or we enter into foreign currency swaps that are designated as hedges of net investments. Changes in the fair value of these instruments are recognized in OCI to offset the change in the value of the net investment being hedged. The ineffective portion of these hedges, which was not material in any year presented, was immediately recognized in interest expense.
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility related to anticipated purchases of certain of these materials, we have historically, on a limited basis, used futures and options with maturities generally less than one year and swap contracts with maturities up to five years. As of and during the years ended June 30, 2014 and 2013, we did not have any commodity hedging activity.
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

The following table sets forth the Company's financial assets and liabilities as of June 30, 2014 and 2013 that were measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
June 30	2014	2013	2014	2013	2014	2013	2014	2013
ASSETS RECORDED AT FAIR VALUE
Investments:
U.S. government securities	$—	$—	$1,631	$1,571	$—	$—	$1,631	$1,571
Corporate bond securities	—	—	497	—	—	—	497	—
Other investments	6	23	—	—	24	24	30	47
Derivatives relating to:
Foreign currency hedges	—	—	187	168	—	—	187	168
Other foreign currency instruments(1)	—	—	24	19	—	—	24	19
Interest rates	—	—	197	191	—	—	197	191
Net investment hedges	—	—	49	233	—	—	49	233
TOTAL ASSETS RECORDED AT FAIR VALUE(2)	6	23	2,585	2,182	24	24	2,615	2,229

LIABILITIES RECORDED AT FAIR VALUE
Derivatives relating to:
Other foreign currency instruments(1)	—	—	66	90	—	—	66	90
Interest rates	—	—	29	59	—	—	29	59
Net investment hedges	—	—	1	—	—	—	1	—
TOTAL LIABILITIES AT FAIR VALUE(3)	—	—	96	149	—	—	96	149
LIABILITIES NOT RECORDED AT FAIR VALUE
Long-term debt (4)	24,747	22,671	1,682	3,022	—	—	26,429	25,693
TOTAL LIABILITIES RECORDED AND NOT RECORDED AT FAIR VALUE	24,747	22,671	1,778	3,171	—	—	26,525	25,842

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)
All derivative assets are presented in Prepaid expenses and other current assets and Other noncurrent assets. Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets, except the U.S. government securities are included in Other noncurrent assets in our Consolidated Balance Sheets at June 30, 2013. The amortized cost of the U.S. government securities was $1,649 and $1,604 as of June 30, 2014 and 2013, respectively. All U.S. government securities have contractual maturities between one and five years. The amortized cost of the corporate bond securities was $497 as of June 30, 2014. The amortized cost and fair value of corporate bond securities with maturities of less than a year was $39 as of June 30, 2014. The amortized cost and fair value of corporate bond securities with maturities between one and five years was $458 as of June 30, 2014. Fair values are generally estimated based upon quoted market prices for similar instruments.

(3)	All liabilities are presented in accrued and other liabilities or other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($4,400 and $4,540 as of June 30, 2014 and 2013, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. During fiscal 2013, the Company transferred long-term debt with a fair value of $455 from Level 1 to Level 2. The transferred instruments represent the Company's outstanding industrial development bonds which are infrequently traded in an observable market. There were no additional transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61

During fiscal 2013, we recorded impairments of certain goodwill and intangible assets. Also, during fiscal 2013, we applied purchase accounting and re-measured assets and liabilities at fair value related to the purchase of the balance of a joint venture in Iberia (see Note 2 for additional details on these items). Except for these items, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during fiscal 2013 or 2014.
Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of June 30, 2014 and 2013 are as follows:

	Notional Amount		Fair Value Asset/(Liability)
June 30	2014	2013	2014	2013
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Foreign currency contracts	$951	$951	$187	$168

DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$9,738	$9,117	$168	$132

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$831	$1,303	$48	$233

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$12,111	$7,080	$(42)	$(71)
The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company's derivative activity during the period. The notional balance of foreign currency contracts changes during the period reflects changes in the level of intercompany financing activity.

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
June 30	2014	2013
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$3	$7
Foreign currency contracts	14	14
TOTAL	17	21

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$30	$145

During the next 12 months, the amount of the June 30, 2014, accumulated OCI balance that will be reclassified to earnings is expected to be immaterial.
The amounts of gains and losses included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the years ended June 30, 2014 and 2013 were as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Years ended June 30	2014	2013
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$6	$6
Foreign currency contracts	38	215
TOTAL	44	221

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2014	2013
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$36	$(167)
Debt	(37)	171
TOTAL	(1)	4

DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$—	$(2)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts(1)	$123	$(34)

(1)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

Amounts in millions of dollars except per share amounts or as otherwise specified.

62 The Procter & Gamble Company

NOTE 6
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The tables below present the changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss):

Changes in Accumulated Other Comprehensive Income/(Loss) by Component

	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2012	$(3,673)	$(3)	$(5,300)	$(357)	$(9,333)
OCI before reclassifications (1)	363	(24)	731	710	1,780
Amounts reclassified from AOCI	(219)	—	273	—	54
Net current period OCI	144	(24)	1,004	710	1,834
Balance at June 30, 2013	(3,529)	(27)	(4,296)	353	(7,499)
OCI before reclassifications (2)	(305)	20	(1,113)	1,044	(354)
Amounts reclassified from AOCI	(42)	(11)	244	—	191
Net current period OCI	(347)	9	(869)	1,044	(163)
Balance at June 30, 2014	(3,876)	(18)	(5,165)	1,397	(7,662)
(1) Net of tax (benefit) / expense of $94, $(5) and $496 for gains / losses on hedges, investment securities and pension and other retiree benefit items, respectively.
(2) Net of tax (benefit) / expense of $(207), $3, and $(450) for gains and losses on hedges, investment securities and pension and other retiree benefit items, respectively.

Reclassifications out of Accumulated Other Comprehensive Income/(Loss)
Years ended June 30	2014	2013
Hedges (1)
Interest rate contracts	$6	$6
Foreign exchange contracts	38	215
Total before-tax	44	221
Tax (expense)/benefit	(2)	(2)
Net of tax	42	219

Gains / (losses) on Investment Securities (2)	18	—
Tax (expense)/benefit	(7)	—
Net of tax	11	—

Pension and Other Retiree Benefits (3)
Amortization of deferred amounts	(6)	2
Recognized net actuarial gains/(losses)	(332)	(412)
Curtailments and settlements	—	(4)
Total before-tax	(338)	(414)
Tax (expense)/benefit	94	141
Net of tax	(244)	(273)
Total reclassifications, net of tax	(191)	(54)
(1) See Note 5 for classification of these items in the Consolidated Statements of Earnings.
(2) Reclassified from AOCI into Other non-operating income, net.
(3) Reclassified from AOCI into Cost of products sold and SG&A. These components are included in the computation of net periodic pension cost (see Note 9 for additional details).

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
Net earnings attributable to Procter & Gamble and common shares used to calculate basic and diluted net earnings per share were as follows:

Years ended June 30	2014	2013	2012
NET EARNINGS FROM CONTINUING OPERATIONS	$11,707	$11,301	$9,150
Net earnings from discontinued operations	78	101	1,754
NET EARNINGS	11,785	11,402	10,904
Net earnings attributable to noncontrolling interests	(142)	(90)	(148)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE (DILUTED)	11,643	11,312	10,756
Preferred dividends, net of tax benefit	(253)	(244)	(256)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (BASIC)	11,390	11,068	10,500

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (BASIC)	$11,312	$10,967	$8,746

NET EARNINGS FROM CONTINUTING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE (DILUTED)	$11,565	$11,211	$9,002

Shares in millions; Years ended June 30	2014	2013	2012
Basic weighted average common shares outstanding	2,719.8	2,742.9	2,751.3
Effect of dilutive securities
Conversion of preferred shares(1)	112.3	116.8	123.9
Exercise of stock options and other unvested equity awards (2)	72.6	70.9	66.0
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,904.7	2,930.6	2,941.2

BASIC NET EARNINGS PER COMMON SHARE (3)
Earnings from continuing operations	$4.16	$4.00	$3.18
Earnings from discontinued operations	0.03	0.04	0.64
BASIC NET EARNINGS PER COMMON SHARE	4.19	4.04	3.82

DILUTED NET EARNINGS PER COMMON SHARE (3)
Earnings from continuing operations	$3.98	$3.83	$3.06
Earnings from discontinued operations	0.03	0.03	0.60
DILUTED NET EARNINGS PER COMMON SHARE	4.01	3.86	3.66

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Approximately 9 million in 2014, 12 million in 2013 and 67 million in 2012 of the Company's outstanding stock options were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and diluted net earnings per common share are calculated on net earnings attributable to Procter & Gamble.

Amounts in millions of dollars except per share amounts or as otherwise specified.

64 The Procter & Gamble Company

NOTE 8
STOCK-BASED COMPENSATION
We have stock-based compensation plans under which we annually grant stock option, restricted stock, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors. Exercise prices on options granted have been, and continue to be, set equal to the market price of the underlying shares on the date of the grant. Since September 2002, the key manager stock option awards granted vest after three years and have a 10-year life. The key manager stock option awards granted from July 1998 through August 2002 vested after three years and have a 15-year life. Key managers can elect to receive up to the entire value of their option award in RSUs. Key manager RSUs vest and are settled in shares of common stock five years from the grant date. The awards provided to the Company's directors are in the form of restricted stock and RSUs.
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
A total of 180 million shares of common stock were authorized for issuance under stock-based compensation plans approved by shareholders in 2003 and 2009. A total of 27 million shares remain available for grant under the 2003 and 2009 plans.
Total stock-based compensation expense for stock option grants was $246, $249 and $317 for 2014, 2013 and 2012, respectively. Total compensation expense for restricted stock, RSUs and PSUs was $114, $97 and $60 in 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for stock options, restricted stock, RSUs and PSUs was $127, $96 and $102 in 2014, 2013 and 2012, respectively.
In calculating the compensation expense for stock options granted, we utilize a binomial lattice-based valuation model. Assumptions utilized in the model, which are evaluated and revised as necessary, to reflect market conditions and experience, were as follows:

Years ended June 30	2014	2013	2012
Interest rate	0.1-2.8%	0.2-2.0%	0.2-2.1%
Weighted average interest rate	2.5%	1.8%	1.9%
Dividend yield	3.1%	2.9%	2.6%
Expected volatility	15-17%	14-15%	12-18%
Weighted average volatility	16%	15%	15%
Expected life in years	8.2	8.9	8.5
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
A summary of options, RSUs and PSUs outstanding under the plans as of June 30, 2014, and activity during the year then ended is presented below:

Options in thousands	Options	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contract-ual Life in Years	Aggregate Intrinsic Value (in millions)
Outstanding, beginning of year	306,239	$57.07
Granted	25,680	78.71
Exercised	(38,165)	50.79
Canceled	(2,128)	65.09
OUTSTANDING, END OF YEAR	291,626	59.74	4.8	$5,626
EXERCISABLE	212,502	54.67	3.4	5,172
The weighted average grant-date fair value of options granted was $10.01, $8.19 and $8.05 per share in 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised was $1,152, $1,759 and $820 in 2014, 2013 and 2012, respectively. The total grant-date fair value of options that vested during 2014, 2013 and 2012 was $319, $352 and $435, respectively. At June 30, 2014, there was $223 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.9 years. Cash received from options exercised was $1,938, $3,294 and $1,735 in 2014, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $338, $575 and $239 in 2014, 2013

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 65

and 2012, respectively.

	RSUs		PSUs
Other Stock-Based Awards in thousands	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Non-vested at July 1, 2013	4,590	$56.88	1,887	$61.75
Granted	1,955	65.74	623	71.68
Vested	(1,484)	51.85	(609)	57.04
Forfeited	(159)	62.82	(18)	64.22
Non-vested at June 30, 2014	4,902	61.74	1,883	66.53
At June 30, 2014, there was $223 of compensation cost that has not yet been recognized related to restricted stock, RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 3.0 years. The total fair value of shares vested was $95, $51 and $38 in 2014, 2013 and 2012, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $311, $314 and $353 in 2014, 2013 and 2012, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 15% of total participants' annual wages and salaries in 2014, 2013 and 2012.
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
Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits(1)		Other Retiree Benefits(2)
Years ended June 30	2014	2013	2014	2013
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year(3)	$14,514	$13,573	$5,289	$6,006
Service cost	298	300	149	190
Interest cost	590	560	256	260
Participants' contributions	20	20	72	66
Amendments	4	104	(5)	—
Actuarial loss/(gain)	1,365	473	(46)	(1,022)
Acquisitions	—	51	—	—
Special termination benefits	5	39	9	18
Currency translation and other	797	(4)	20	5
Benefit payments	(540)	(602)	(239)	(234)
BENEFIT OBLIGATION AT END OF YEAR(3)	17,053	14,514	5,505	5,289

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	8,561	7,974	3,553	2,713
Actual return on plan assets	964	796	124	954
Acquisitions	—	59	—	—
Employer contributions	1,549	391	31	23
Participants' contributions	20	20	72	66
Currency translation and other	544	(77)	—	—
ESOP debt impacts(4)	—	—	33	31
Benefit payments	(540)	(602)	(239)	(234)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	11,098	8,561	3,574	3,553
FUNDED STATUS	(5,955)	(5,953)	(1,931)	(1,736)

(1)	Primarily non-U.S.-based defined benefit retirement plans.

(2)	Primarily U.S.-based other postretirement benefit plans.

(3)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

(4)	Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 67

	Pension Benefits		Other Retiree Benefits
June 30	2014	2013	2014	2013
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$69	$114	$—	$—
Current liabilities	(40)	(40)	(25)	(23)
Noncurrent liabilities	(5,984)	(6,027)	(1,906)	(1,713)
NET AMOUNT RECOGNIZED	(5,955)	(5,953)	(1,931)	(1,736)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$5,169	$4,049	$1,871	$1,772
Prior service cost /(credit)	344	353	(39)	(54)
NET AMOUNTS RECOGNIZED IN AOCI	5,513	4,402	1,832	1,718

The accumulated benefit obligation for all defined benefit pension plans was $14,949 and $12,652 as of June 30, 2014 and 2013, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consist of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
June 30	2014	2013	2014	2013
Projected benefit obligation	$14,229	$12,024	$15,325	$12,962
Accumulated benefit obligation	12,406	10,406	13,279	11,149
Fair value of plan assets	8,353	6,086	9,301	6,895

Amounts in millions of dollars except per share amounts or as otherwise specified.

68 The Procter & Gamble Company

Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2014	2013	2012	2014	2013	2012
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost	$298	$300	$267	$149	$190	$142
Interest cost	590	560	611	256	260	276
Expected return on plan assets	(701)	(587)	(573)	(385)	(382)	(434)
Prior service cost /(credit) amortization	26	18	21	(20)	(20)	(20)
Net actuarial loss amortization	214	213	102	118	199	99
Special termination benefits	5	39	—	9	18	27
Curtailments, settlements and other	—	4	6	—	—	—
GROSS BENEFIT COST	432	547	434	127	265	90
Dividends on ESOP preferred stock	—	—	—	(64)	(70)	(74)
NET PERIODIC BENEFIT COST/(CREDIT)	432	547	434	63	195	16

CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss /(gain) - current year	1,102	264		215	(1,594)
Prior service cost/(credit) - current year	4	104		(5)	—
Amortization of net actuarial loss	(214)	(213)		(118)	(199)
Amortization of prior service (cost) / credit	(26)	(18)		20	20
Settlement / curtailment cost	—	(4)		—	—
Currency translation and other	245	(2)		2	1
TOTAL CHANGE IN AOCI	1,111	131		114	(1,772)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	1,543	678		177	(1,577)

Amounts expected to be amortized from AOCI into net periodic benefit cost during the year ending June 30, 2015, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$299	$106
Prior service cost/(credit)	31	(20)
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, were as follows(1):

	Pension Benefits		Other Retiree Benefits
	2014	2013	2014	2013
Discount rate	3.5%	4.0%	4.4%	4.8%
Rate of compensation increase	3.2%	3.2%	—%	—%
Health care cost trend rates assumed for next year	—%	—%	6.8%	7.3%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	—%	—%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2021	2020

(1)	Determined as of end of year.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 69

The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30, were as follows(2):

	Pension Benefits			Other Retiree Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.0%	4.2%	5.3%	4.8%	4.3%	5.7%
Expected return on plan assets	7.2%	7.3%	7.4%	8.3%	8.3%	9.2%
Rate of compensation increase	3.2%	3.3%	3.5%	—%	—%	—%

(2)	Determined as of beginning of year and adjusted for acquisitions.
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
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on the total service and interest cost components	$80	$(61)
Effect on the accumulated postretirement benefit obligation	879	(696)
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
Our target asset allocation for the year ended June 30, 2014, and actual asset allocation by asset category as of June 30, 2014 and 2013, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
			Pension Benefits		Other Retiree Benefits
Asset Category	Pension Benefits	Other Retiree Benefits	2014	2013	2014	2013
Cash	1%	2%	1%	1%	1%	2%
Debt securities	52%	8%	51%	52%	6%	6%
Equity securities	47%	90%	48%	47%	93%	92%
TOTAL	100%	100%	100%	100%	100%	100%
The following tables set forth the fair value of the Company's plan assets as of June 30, 2014 and 2013 segregated by level within the fair value hierarchy (refer to Note 5 for further discussion on the fair value hierarchy and fair value principles). Common collective funds are valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions. Company stock listed as Level 2 in the hierarchy represents preferred shares which are valued based on the value of Company common stock. The majority of our Level 3 pension assets are insurance contracts. Their fair values are based on their cash equivalent or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk and interest rate curves.

Amounts in millions of dollars except per share amounts or as otherwise specified.

70 The Procter & Gamble Company

	Pension Benefits
	Level 1		Level 2		Level 3		Total
June 30	2014	2013	2014	2013	2014	2013	2014	2013
ASSETS AT FAIR VALUE
Cash and cash equivalents	$79	$71	$—	$—	$—	$—	$79	$71
Common collective fund - equity	—	—	5,336	3,993	—	—	5,336	3,993
Common collective fund - fixed income	—	—	5,539	4,361	—	—	5,539	4,361
Other	5	4	—	—	139	132	144	136
TOTAL ASSETS AT FAIR VALUE	84	75	10,875	8,354	139	132	11,098	8,561

	Other Retiree Benefits
	Level 1		Level 2		Level 3		Total
June 30	2014	2013	2014	2013	2014	2013	2014	2013
ASSETS AT FAIR VALUE
Cash and cash equivalents	$30	$56	$—	$—	$—	$—	$30	$56
Company stock	—	—	3,304	3,270	—	—	3,304	3,270
Common collective fund - equity	—	—	18	16	—	—	18	16
Common collective fund - fixed income	—	—	217	200	—	—	217	200
Other	—	—	—	—	5	11	5	11
TOTAL ASSETS AT FAIR VALUE	30	56	3,539	3,486	5	11	3,574	3,553

There was no significant activity within the Level 3 pension and other retiree benefits plan assets during the years presented.
Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2015, is $266 and $39, respectively. For the defined benefit retirement plans, this is comprised of $102 in expected benefit payments from the Company directly to participants of unfunded plans and $164 of expected contributions to funded plans. For other retiree benefit plans, this is comprised of $25 in expected benefit payments from the Company directly to participants of unfunded plans and $14 of expected contributions to funded plans. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets, as discussed above, as well as payments from the plans, are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2015	$584	$203
2016	578	218
2017	604	233
2018	614	248
2019	624	264
2020 - 2024	3,615	1,528
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $98 remain outstanding at June 30, 2014. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.45 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 71

Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $602 is outstanding at June 30, 2014. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.45 per share. The liquidation value is $12.96 per share.
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
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements, net of advances made by the Company to the Trust. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2014	2013	2012
Allocated	44,465	45,535	50,668
Unallocated	8,474	9,843	11,348
TOTAL SERIES A	52,939	55,378	62,016

Allocated	22,085	21,278	20,802
Unallocated	35,753	37,300	38,743
TOTAL SERIES B	57,838	58,578	59,545
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
Earnings from continuing operations before income taxes consisted of the following:

Years ended June 30	2014	2013	2012
United States	$9,005	$8,260	$7,398
International	5,880	6,432	5,130
TOTAL	14,885	14,692	12,528
Income taxes on continuing operations consisted of the following:

Years ended June 30	2014	2013	2012
CURRENT TAX EXPENSE
U.S. federal	$1,606	$1,845	$1,837
International	1,379	1,567	1,357
U.S. state and local	237	279	246
	3,222	3,691	3,440
DEFERRED TAX EXPENSE
U.S. federal	135	185	86
International and other	(179)	(485)	(148)
	(44)	(300)	(62)
TOTAL TAX EXPENSE	3,178	3,391	3,378
A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate on continuing operations is provided below:

Years ended June 30	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Country mix impacts of foreign operations	(10.9)%	(7.7)%	(8.2)%
Changes in uncertain tax positions	(1.5)%	(1.8)%	(1.3)%
Impairment adjustments	—%	0.6%	3.8%
Holding gain on joint venture buy-out	—%	(1.4)%	—%
Other	(1.2)%	(1.6)%	(2.3)%
EFFECTIVE INCOME TAX RATE	21.4%	23.1%	27.0%
Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions.
Tax benefits to shareholders' equity totaled $716 for the year ended June 30, 2014. This primarily relates to the tax effects of net investment hedges, excess tax benefits from the exercise of stock options and the impacts of certain adjustments to pension and other retiree benefit obligations recorded in shareholders' equity. Tax costs charged to shareholders' equity totaled $503 for the year ended June 30, 2013. This primarily relates to the impact of certain adjustments to pension obligations recorded in shareholders' equity, partially offset by excess tax benefits from the exercise of stock options.
We have undistributed earnings of foreign subsidiaries of approximately $44.0 billion at June 30, 2014, for which deferred taxes have not been provided. Such earnings are

Amounts in millions of dollars except per share amounts or as otherwise specified.

72 The Procter & Gamble Company

considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. However, the calculation of the amount of deferred U.S. income tax on these earnings is not practicable because of the large number of assumptions necessary to compute the tax.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2014	2013	2012
BEGINNING OF YEAR	$1,600	$1,773	$1,848
Increases in tax positions for prior years	146	162	166
Decreases in tax positions for prior years	(296)	(225)	(188)
Increases in tax positions for current year	142	188	178
Settlements with taxing authorities	(135)	(195)	(49)
Lapse in statute of limitations	(33)	(98)	(81)
Currency translation	13	(5)	(101)
END OF YEAR	1,437	1,600	1,773
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 50-60 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. The Company is making a concerted effort to bring its audit inventory to a more current position. We have done this by working with tax authorities to conduct audits for several open years at once. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to the audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.
Included in the total liability for uncertain tax positions at June 30, 2014, is $1.1 billion that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
Accounting pronouncements require that, without discretion, we recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense, unless the Company qualifies for a specific exception. As of June 30, 2014, 2013 and 2012, we had accrued interest of $411, $413 and $439 and accrued penalties of $32, $34 and $66, respectively, that are not included in the above table. During the fiscal years ended June 30, 2014, 2013 and 2012, we recognized $(6), $24 and $2 in interest benefit/(expense) and $2, $32 and $10 in penalties benefit, respectively. The net benefits recognized resulted primarily from the favorable resolution of tax positions for prior years.
Deferred income tax assets and liabilities were comprised of the following:

June 30	2014	2013
DEFERRED TAX ASSETS
Pension and postretirement benefits	$2,045	$1,777
Stock-based compensation	1,060	1,125
Loss and other carryforwards	1,211	1,062
Goodwill and other intangible assets	49	60
Accrued marketing and promotion	258	285
Fixed assets	115	135
Unrealized loss on financial and foreign exchange transactions	352	324
Accrued interest and taxes	66	15
Inventory	35	46
Other	809	879
Valuation allowances	(384)	(341)
TOTAL	5,616	5,367

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$11,428	$11,941
Fixed assets	1,665	1,718
Other	144	315
TOTAL	13,237	13,974
Net operating loss carryforwards were $3.6 billion and $3.1 billion at June 30, 2014 and 2013, respectively. If unused, $1.5 billion will expire between 2015 and 2034. The remainder, totaling $2.1 billion at June 30, 2014, may be carried forward indefinitely.
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
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ended June 30	2015	2016	2017	2018	2019	Thereafter
Purchase obligations	$1,068	$268	$164	$92	$72	$321
Such amounts represent future purchases in line with expected usage to obtain favorable pricing. Approximately 19% of our purchase commitments relate to service contracts for information technology, human resources management and facilities management activities that have been outsourced to third-party suppliers. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions for early termination. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
We also lease certain property and equipment for varying periods. Future minimum rental commitments under non-cancelable operating leases, net of guaranteed sublease income, are as follows:

Years ended June 30	2015	2016	2017	2018	2019	Thereafter
Operating leases	$288	$273	$236	$216	$188	$743
Litigation
We are subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark matters, advertising, contracts, environmental issues, labor and employments matters and income and other taxes.
As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. Many of these matters have concluded and the fines have been paid. For ongoing matters, the Company has accrued liabilities for competition law violations totaling $225 as of June 30, 2014. While the ultimate resolution of these matters may result in fines or costs in excess of the amounts reserved, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively.
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
NOTE 12
SEGMENT INFORMATION
Effective July 1, 2013, we reorganized our Global Business Unit (GBU) structure, which resulted in changes to our reporting segments. We reorganized our GBUs into four industry-based sectors, comprised of 1) Global Beauty, 2) Global Health and Grooming, 3) Global Fabric and Home Care and 4) Global Baby, Feminine and Family Care. In April 2014, we announced our decision to exit our Pet Care business. On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America and other selected markets. The Company is pursuing alternate plans to sell its Pet Care business in the other markets, primarily the European Union countries. This GBU is reported as a discontinued operation for all periods presented.
Under U.S. GAAP, the remaining GBUs underlying the four sectors are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric Care and Home Care and 5) Baby, Feminine and Family Care. As a result of the organizational changes, Feminine Care transitioned from Health Care to Baby, Feminine and Family Care for all periods presented. Our five reportable segments are comprised of:

•	Beauty: Beauty Care (Antiperspirant and Deodorant, Cosmetics, Personal Cleansing, Skin Care); Hair Care and Color; Prestige (SKII, Fragrances); Salon Professional;

Amounts in millions of dollars except per share amounts or as otherwise specified.

74 The Procter & Gamble Company

•	Grooming: Shave Care (Blades and Razors, Pre- and Post-Shave Products); Appliances;

•	Health Care: Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Other Personal Health Care, Vitamins/Minerals/Supplements); Oral Care (Toothbrush, Toothpaste, Other Oral Care);

•	Fabric Care and Home Care: Fabric Care (Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, Surface Care); Personal Power (Batteries); Professional;

•	Baby, Feminine and Family Care: Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Feminine Care, Incontinence); Family Care (Paper Towels, Tissues, Toilet Paper).
The accounting policies of the segments are generally the same as those described in Note 1. Differences between these policies and U.S. GAAP primarily reflect income taxes, which are reflected in the segments using applicable blended statutory rates. Adjustments to arrive at our effective tax rate are included in Corporate. Previously, we also had a difference in the treatment of certain unconsolidated investees. Certain unconsolidated investees that are managed as integral parts of our businesses were reflected as consolidated subsidiaries in management reporting and segment results, with full recognition of the individual income statement line items through before-tax earnings. Eliminations to adjust these line items to U.S. GAAP were included in Corporate. In determining after-tax earnings for the businesses, we eliminated the share of earnings applicable to other ownership interests, in a manner similar to noncontrolling interest, and applied statutory tax rates. During the final quarter of fiscal 2014, we changed our management accounting for unconsolidated investees within our segments, which had no impact to our consolidated financial statements. Pursuant to this change, segment results no longer include full recognition of the individual income statement line items of unconsolidated investees, and resulting eliminations of such amounts are no longer included in corporate. All periods have been adjusted to reflect this change.
Corporate includes certain operating and non-operating activities that are not reflected in the operating results used internally to measure and evaluate the businesses, as well as items to adjust management reporting principles to U.S. GAAP. Operating activities in Corporate include the results of incidental businesses managed at the corporate level. Operating elements also include certain employee benefit costs, the costs of certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization, and other general Corporate items. The non-operating elements in Corporate primarily include interest expense, certain acquisition and divestiture gains and interest and investing income.

Total assets for the reportable segments include those assets managed by the reportable segment, primarily inventory, fixed assets and intangible assets. Other assets, primarily including cash, accounts receivable, investment securities and goodwill, are included in Corporate.
Our business units are comprised of similar product categories. In 2014, 2013 and 2012, nine business units individually accounted for 5% or more of consolidated net sales as follows:

	% of Sales by Business Unit
Years ended June 30	2014	2013	2012
Fabric Care	20%	20%	20%
Baby Care	13%	13%	13%
Hair Care and Color	11%	11%	12%
Shave Care	9%	9%	9%
Beauty Care	7%	7%	7%
Home Care	7%	7%	7%
Family Care	7%	7%	6%
Oral Care	7%	6%	6%
Feminine Care	5%	5%	5%
All Other	14%	15%	15%
Total	100%	100%	100%
The Company had net sales in the U.S. of $29.4 billion, $29.2 billion and $28.4 billion for the years ended June 30, 2014, 2013 and 2012, respectively. Long-lived assets in the U.S. totaled $8.7 billion and $9.1 billion as of June 30, 2014 and 2013, respectively. Long-lived assets consists of property, plant and equipment. No other country's net sales or long-lived assets exceed 10% of the Company totals.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of consolidated net sales in 2014, 2013 and 2012.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 75

Global Segment Results		Net Sales	Earnings /(Loss) from Continuing Operations Before Income Taxes	Net Earnings / (Loss) from Continuing Operations	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2014	$19,507	$3,530	$2,739	$394	$8,576	$502
	2013	19,956	3,215	2,474	375	8,396	541
	2012	20,318	3,196	2,390	379	8,357	569
GROOMING	2014	8,009	2,589	1,954	576	23,767	369
	2013	8,038	2,458	1,837	603	23,971	378
	2012	8,339	2,395	1,807	623	24,518	392
HEALTH CARE	2014	7,798	1,597	1,083	199	5,879	253
	2013	7,684	1,582	1,093	191	5,933	248
	2012	7,235	1,520	1,022	186	5,832	251
FABRIC CARE AND HOME CARE	2014	26,060	4,678	3,039	625	11,384	1,154
	2013	25,862	4,757	3,089	639	11,231	1,064
	2012	25,580	4,485	2,816	627	10,647	965
BABY, FEMININE AND FAMILY CARE	2014	20,950	4,310	2,940	908	10,946	1,317
	2013	20,479	4,507	3,047	837	10,926	1,560
	2012	19,714	4,271	2,927	753	9,203	1,495
CORPORATE(1)	2014	738	(1,819)	(48)	439	83,714	253
	2013	562	(1,827)	(239)	337	78,806	217
	2012	820	(3,339)	(1,812)	636	73,687	292
TOTAL COMPANY	2014	83,062	14,885	11,707	3,141	144,266	3,848
	2013	82,581	14,692	11,301	2,982	139,263	4,008
	2012	82,006	12,528	9,150	3,204	132,244	3,964

(1)
The Corporate reportable segment includes depreciation and amortization, total assets and capital expenditures of the Snacks business prior to its divestiture effective May 31, 2012 and of the Pet Care business.

NOTE 13
DISCONTINUED OPERATIONS
On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America, and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products, our manufacturing facilities in the United States and the majority of the employees working in the Pet Care business. The agreement includes an option for Mars to acquire the Pet Care business in several additional countries. The one-time earnings impact from the divestiture is not expected to be material and will be reflected in fiscal 2015 results. The European Union countries are not included in the agreement with Mars. The Company is pursuing alternate plans to sell its Pet Care business in these markets.
The Pet Care business had historically been part of the Company’s Health Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Pet Care business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Pet Care balance sheet positions as of June 30, 2014 are presented as assets and liabilities held for sale in the Consolidated Balance Sheets.
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
The Snacks business had historically been part of the Company's former Snacks and Pet Care reportable segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Snacks

Amounts in millions of dollars except per share amounts or as otherwise specified.

76 The Procter & Gamble Company

business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all years presented.

Following is selected financial information included in net earnings from discontinued operations for the pet care and snacks businesses:

		Net Sales	Earnings from Discontinued Operations	Income Tax Expense	Gain on Sale of Discontinued Operations	Income Tax Benefit/(Expense) on Sale	Net Earnings from Discontinued Operations
PET CARE	2014	$1,475	$130	$(52)	$—	$—	$78
	2013	1,586	151	(50)	—	—	101
	2012	1,674	257	(90)	—	—	167
SNACKS	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
	2012	1,440	266	(96)	1,899	(482)	1,587
TOTAL	2014	1,475	130	(52)	—	—	78
	2013	1,586	151	(50)	—	—	101
	2012	3,114	523	(186)	1,899	(482)	1,754
At June 30, 2014, the major components of assets and liabilities of the Pet Care business held for sale were as follows:

June 30, 2014
Inventories	$122
Prepaid expenses and other current assets	14
Property, plant and equipment, net	441
Goodwill and intangible assets, net	2,258
Other noncurrent assets	14
Total assets held for sale	2,849

Accounts payable	63
Accrued and other liabilities	13
Noncurrent deferred tax liabilities	584
Total liabilities held for sale	660

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 77

NOTE 14
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sept 30	Dec 31		Mar 31	Jun 30		Total Year
NET SALES	2013-2014	$20,830	$21,897		$20,178	$20,157		$83,062
	2012-2013	20,342	21,737		20,205	20,297		82,581
OPERATING INCOME	2013-2014	4,120	4,523		3,405	3,240		15,288
	2012-2013	3,889	4,429		3,361	2,651	(3)	14,330
GROSS MARGIN	2013-2014	49.2%	50.3%		48.6%	47.2%		48.9%
	2012-2013	50.3%	51.2%		50.0%	47.9%		49.9%
NET EARNINGS:
Net earnings from continuing operations	2013-2014	$3,039	$3,454		$2,603	$2,611		$11,707
	2012-2013	2,812	4,034	(2)	2,562	1,893	(3)	11,301
Net earnings from discontinued operations	2013-2014	18	18		33	9		78
	2012-2013	41	42		29	(11)		101
Net earnings attributable to Procter & Gamble	2013-2014	3,027	3,428		2,609	2,579		11,643
	2012-2013	2,814	4,057	(2)	2,566	1,875	(3)	11,312
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	2013-2014	$1.03	$1.17		$0.89	$0.89		$3.98
	2012-2013	0.95	1.38		0.87	0.64		3.83
Earnings from discontinued operations	2013-2014	0.01	0.01		0.01	—		0.03
	2012-2013	0.01	0.01		0.01	—		0.03
Net earnings	2013-2014	1.04	1.18		0.90	0.89		4.01
	2012-2013	0.96	1.39		0.88	0.64		3.86

(1)	Diluted net earnings per share is calculated on earnings attributable to Procter & Gamble.

(2)	The Company acquired the balance of its Baby Care and Feminine Care joint venture in Iberia in October 2012 resulting in a non-operating gain of $623.

(3)
During the fourth quarter of fiscal year 2013, the Company recorded before-tax goodwill and indefinite-lived intangible assets impairment charges of $308 ($290 after-tax). For additional details, see Note 2.

Amounts in millions of dollars except per share amounts or as otherwise specified.

78 The Procter & Gamble Company

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

The Procter & Gamble Company 79

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following members of the Audit Committee are independent and are Audit Committee financial experts as defined by SEC rules: Ms. Patricia A. Woertz (Chair) and Mr. Kenneth I. Chenault.
The information required by this item is incorporated by reference to the following sections of the 2014 Proxy Statement filed pursuant to Regulation 14A: the section entitled Election of Directors, up to and including the subsection entitled Nominees for Election of Directors with Terms Expiring in 2015, Corporate Governance, up to but not including the subsection entitled Board Engagement and Attendance; the section entitled Code of Ethics; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2014 Proxy

Statement filed pursuant to Regulation 14A: the portion of the Corporate Governance section entitled Committees of the Board and the portion beginning with Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2014. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1992 Stock Plan (Belgian Version); The Procter & Gamble 1993 Non-Employee Directors' Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Gillette Company 2004 Long-Term Incentive Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; and The Procter & Gamble 2013 Non-Employee Directors' Stock Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	280,075,306	$59.8321		(2)
Restricted Stock Units (RSUs) / Performance Stock Units (PSUs)	10,678,573	N/A		(2)
Equity compensation plans not approved by security holders (3)
Options	11,550,407	57.8818		(4)

GRAND TOTAL	302,304,286	59.7448	(5)	26,684,466

(1)
Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; and The Procter & Gamble 2013 Non-Employee Directors' Stock Plan.

(2)
Of the plans listed in (1), only The Procter & Gamble 2009 Stock and Incentive Compensation Plan and The Procter & Gamble 2013 Non- Employee Directors Stock Plan allow for future grants of securities. The maximum number of shares that may be granted under these plans is 180 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 2.88 shares for each share awarded. Total shares available for future issuance under these plans is 27 million.

(3)	Includes The Procter & Gamble 1992 Stock Plan (Belgian version); The Procter & Gamble Future Shares Plan; and The Gillette Company 2004 Long-Term Incentive Plan.
(4)	None of the plans listed in (3) allow for future grants of securities.
(5)	Weighted average exercise price of outstanding options only.

80 The Procter & Gamble Company

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
The plan was designed to attract, retain and motivate employees of The Gillette Company and, until the effective date of the merger between The Gillette Company and The Procter & Gamble Company, non-employee members of the Gillette Board of Directors. Under the plan, eligible participants are: (i) granted or offered the right to purchase stock options, (ii) granted stock appreciation rights and/or (iii) granted shares of the Company's common stock or restricted stock units (and dividend equivalents). Subject to adjustment for changes in the Company's capitalization and the addition of any shares authorized but not issued or redeemed under The Gillette Company 1971 Stock Option Plan, the number of shares to be granted under the plan is not to exceed 19,000,000 shares.
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

The Procter & Gamble Company 81

death, retirement, special separation, voluntary resignation that is not for Good Reason (as those terms are defined in the plan) or any grants as to which the Compensation Committee of the Board of Directors has waived the termination provisions.
Additional information required by this item is incorporated by reference to the 2014 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.
Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the following sections of the 2014 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the 2014 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

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

•Consolidated Statements of Earnings - for years ended June 30, 2014, 2013 and 2012
•Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2014, 2013 and 2012
•Consolidated Balance Sheets - as of June 30, 2014 and 2013
•Consolidated Statements of Shareholders' Equity - for years ended June 30, 2014, 2013 and 2012
•Consolidated Statements of Cash Flows - for years ended June 30, 2014, 2013 and 2012
•Notes to Consolidated Financial Statements

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

(3-2) -	Regulations (as approved by the Board of Directors on December 10, 2013) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ending December 31, 2013).

Exhibit (4) -	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2013), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-2) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

82 The Procter & Gamble Company

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-6) -
The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001), which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).*

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007) which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended September 30, 2012) and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-11) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-12) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2013).*

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

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

The Procter & Gamble Company 83

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2012) and related terms and conditions (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). *

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit 10-3 of the Company's Form 10-Q for the quarter ended December 31, 2013).

Exhibit (12) -	Computation of Ratio of Earnings to Fixed Charges. +

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement
+	Filed herewith.

84 The Procter & Gamble Company

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ A.G. LAFLEY
(A.G. Lafley) Chairman of the Board, President and Chief Executive Officer
August 8, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ A.G. LAFLEY ___ (A.G. Lafley)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 8, 2014

/S/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 8, 2014

/S/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President, Comptroller & Treasurer (Principal Accounting Officer)	August 8, 2014

/S/ ANGELA F. BRALY (Angela F. Braly)	Director	August 8, 2014

/S/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 8, 2014

/S/ SCOTT D. COOK__ (Scott D. Cook)	Director	August 8, 2014

/S/ SUSAN DESMOND-HELLMANN (Susan Desmond-Hellmann)	Director	August 8, 2014

/S/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 8, 2014

/S/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 8, 2014

/S/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 8, 2014

/S/ MARY AGNES WILDEROTTER (Mary Agnes Wilderotter)	Director	August 8, 2014

/S/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 8, 2014

/S/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 8, 2014

The Procter & Gamble Company 85

EXHIBIT INDEX

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).

(3-2) -	Regulations (as approved by the Board of Directors on December 10, 2013) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ending December 31, 2013).

Exhibit (4) -	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007) which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2013), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2008).*

(10-2) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013)*

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013)*

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994. (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-6) -
The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001), which was originally adopted by the Board of Directors on February 14, 1997. (Incorporated by reference to Exhibit (10-6) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2010).*

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007), which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-2) of the Company’s Form 10-Q for the quarter ended September 30, 2012) and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-11) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-12) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2013).*

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

86 The Procter & Gamble Company

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

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2012) and related terms and conditions (Incorporated by reference to Exhibit (10-24) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012). *

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit 10-3 of the Company's Form 10-Q for the quarter ended December 31, 2013).

Exhibit (12) -	Computation of Ratio of Earnings to Fixed Charges.

Exhibit (21) -	Subsidiaries of the Registrant.

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm.

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit (32) -	Section 1350 Certifications.

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program.

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

The Procter & Gamble Company 87

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement