Form 10-Q
period 2014-09-30
PROCTER & GAMBLE Co
filed 2014-10-24
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes ☐     No ☑

There were 2,702,118,733 shares of Common Stock outstanding as of September 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2014	2013
NET SALES	$20,792	$20,830
Cost of products sold	10,552	10,574
Selling, general and administrative expense	6,327	6,136
Goodwill and indefinite-lived intangible asset impairment charges	973	—
OPERATING INCOME	2,940	4,120
Interest expense	169	165
Interest income	31	21
Other non-operating income, net	21	5
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,823	3,981
Income taxes on continuing operations	820	942
NET EARNINGS FROM CONTINUING OPERATIONS	2,003	3,039
NET EARNINGS FROM DISCONTINUED OPERATIONS	17	18
NET EARNINGS	2,020	3,057
Less: Net earnings attributable to noncontrolling interests	30	30
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$1,990	$3,027

BASIC NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$0.70	$1.08
Earnings from discontinued operations	0.01	0.01
BASIC NET EARNINGS PER COMMON SHARE	0.71	1.09
DILUTED NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	0.68	1.03
Earnings from discontinued operations	0.01	0.01
DILUTED NET EARNINGS PER COMMON SHARE	$0.69	$1.04
DIVIDENDS PER COMMON SHARE	$0.644	$0.602
Diluted Weighted Average Common Shares Outstanding	2,888.0	2,924.3
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended September 30
Amounts in millions	2014	2013
NET EARNINGS	$2,020	$3,057
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Financial statement translation	(2,836)	1,049
Hedges	408	(239)
Investment securities	(3)	14
Defined benefit retirement plans	282	(56)
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	(2,149)	768
TOTAL COMPREHENSIVE INCOME / (LOSS)	(129)	3,825
Less: Total comprehensive income attributable to noncontrolling interests	12	35
TOTAL COMPREHENSIVE INCOME / (LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$(141)	$3,790

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$7,486	$8,558
Available-for-sale investment securities			3,360	2,128
Accounts receivable			6,197	6,386
Inventories
Materials and supplies			1,829	1,742
Work in process			739	684
Finished goods			4,532	4,333
Total inventories			7,100	6,759
Deferred income taxes			916	1,092
Prepaid expenses and other current assets			3,914	3,845
Assets held for sale			134	2,849
TOTAL CURRENT ASSETS			29,107	31,617
PROPERTY, PLANT AND EQUIPMENT, NET			21,799	22,304
GOODWILL			51,361	53,704
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			30,210	30,843
OTHER NONCURRENT ASSETS			5,706	5,798
TOTAL ASSETS			$138,183	$144,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$8,280	$8,461
Accrued and other liabilities			9,554	8,999
Liabilities held for sale			9	660
Debt due within one year			14,228	15,606
TOTAL CURRENT LIABILITIES			32,071	33,726
LONG-TERM DEBT			19,004	19,811
DEFERRED INCOME TAXES			10,271	10,218
OTHER NONCURRENT LIABILITIES			10,008	10,535
TOTAL LIABILITIES			71,354	74,290
SHAREHOLDERS’ EQUITY
Preferred stock			1,102	1,111
Common stock – shares issued –	September 2014	4,009.2
	June 2014	4,009.2	4,009	4,009
Additional paid-in capital			64,028	63,911
Reserve for ESOP debt retirement			(1,331)	(1,340)
Accumulated other comprehensive income/(loss)			(9,811)	(7,662)
Treasury stock			(77,149)	(75,805)
Retained earnings			85,207	84,990
Noncontrolling interest			774	762
TOTAL SHAREHOLDERS’ EQUITY			66,829	69,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$138,183	$144,266
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,558	$5,947
OPERATING ACTIVITIES
Net earnings	2,020	3,057
Depreciation and amortization	794	771
Share-based compensation expense	81	84
Deferred income taxes	(15)	(11)
Gain on purchase/sale of businesses	(234)	(2)
Goodwill and indefinite lived intangibles impairment charges	973	—
Changes in:
Accounts receivable	(101)	(3)
Inventories	(568)	(452)
Accounts payable, accrued and other liabilities	812	(809)
Other operating assets and liabilities	(316)	(731)
Other	187	140
TOTAL OPERATING ACTIVITIES	3,633	2,044
INVESTING ACTIVITIES
Capital expenditures	(810)	(725)
Proceeds from asset sales	2,948	2
Acquisitions, net of cash acquired	(15)	1
Purchases of available-for-sale investment securities	(1,342)	—
Proceeds from sales of available-for-sale investment securities	101	—
Change in other investments	(440)	(124)
TOTAL INVESTING ACTIVITIES	442	(846)
FINANCING ACTIVITIES
Dividends to shareholders	(1,806)	(1,708)
Change in short-term debt	105	1,862
Additions to long-term debt	—	1,073
Reductions of long-term debt	(1,902)	—
Treasury stock purchases	(2,378)	(2,502)
Impact of stock options and other	966	304
TOTAL FINANCING ACTIVITIES	(5,015)	(971)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(132)	(52)
CHANGE IN CASH AND CASH EQUIVALENTS	(1,072)	175
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,486	$6,122
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

2. New Accounting Pronouncements and Policies

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard on July 1, 2017. We are still evaluating the impact, if any, that the standard will have on our financial statements.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3. Segment Information

As discussed in Note 11, the Pet Care divested business is presented as discontinued operations and is excluded from segment results for all periods presented.

Following is a summary of segment results:

		Three Months Ended September 30
		Net Sales	Earnings / (Loss) from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty, Hair and Personal Care	2014	$4,857	$926	$710
	2013	4,903	909	690
Grooming	2014	1,941	621	466
	2013	1,956	601	453
Health Care	2014	2,011	459	322
	2013	1,894	384	265
Fabric Care and Home Care	2014	6,538	1,180	783
	2013	6,666	1,296	857
Baby, Feminine and Family Care	2014	5,322	1,202	825
	2013	5,247	1,082	725
Corporate	2014	123	(1,565)	(1,103)
	2013	164	(291)	49
Total Company	2014	$20,792	$2,823	$2,003
	2013	20,830	3,981	3,039

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets

Goodwill is allocated by reportable segment as follows:

	Beauty, Hair and Personal Care	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at June 30, 2014	$17,040	$20,939	$6,280	$4,535	$4,910	$—	$53,704
Acquisitions and divestitures	—	—	—	(2)	—	—	(2)
Goodwill impairment charges	—	—	—	(863)	—	—	(863)
Translation and other	(586)	(512)	(155)	(85)	(140)	—	(1,478)
GOODWILL at September 30, 2014	$16,454	$20,427	$6,125	$3,585	$4,770	$—	$51,361

During the quarter ended September 30, 2014, we determined that the estimated fair value of our Batteries reporting unit was less than its carrying amount. The underlying fair value assessment was triggered by an agreement that was reached in the quarter to sell a portion of the Batteries business and a related decision to pursue options to exit the remainder of the Batteries business. As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014, the results of our annual goodwill impairment testing during fiscal 2014 indicated a decline in the fair value of the Batteries reporting unit due to lower long-term market growth assumptions in certain key geographies. At that time, the estimated fair value of Batteries continued to exceed its underlying carrying value, but the fair value cushion had been reduced to about 5%. The agreement during the most recent quarter to sell a portion of the Batteries business is at a transaction value that is below the earnings multiple implied from the prior valuation of our Batteries business, which effectively eliminated our fair value cushion. As a result, the remaining business unit cash flows no longer support the remaining carrying amount of the Batteries business. In addition, management made the decision in October to pursue alternatives to exit the remainder of the Batteries business, which could include a sale or split-off transaction. The timing of any such transaction is uncertain.

Due largely to the above factors, we recorded a non-cash before and after-tax impairment charge of $863 to reduce the carrying amount of goodwill for the Batteries business unit to its estimated fair value. Following the impairment charge, the carrying value of the Batteries goodwill was $1,344. These same factors resulted in a decline in the fair value of our Duracell brand intangible asset below its carrying value. This resulted in a non-cash, before-tax impairment charge of $110 ($69 after tax) to reduce the carrying amount of this asset to its estimated fair value. The carrying value of our Duracell brand intangible asset was $2,135 as of September 30, 2014.

The test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment. The impairment charges are included in Corporate for segment reporting.

The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans.  We believe these estimates and assumptions are reasonable.  However, actual events and results of the Batteries reporting unit could differ substantially from those used in our valuations.  To the extent such factors result in a reduction of the level of projected cash flows used to estimate the Batteries reporting unit fair value, we may need to record additional non-cash impairment charges in the future.

In addition, as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014, a key competitor announced its intent to split its consolidated business into two separate companies during 2015.  One of those companies would operate primarily in the batteries category.  While this proposed transaction has not been consummated, initial independent third party estimates of the competitor’s stand-alone batteries business valuation are below the earnings multiple implied from the most recent valuation of our Batteries business.  We attribute the implied valuation difference primarily to our more favorable business trends, primarily organic net sales and share growth, and brand equity. If our evaluation of exit alternatives results in the execution of a divestiture transaction, such a divestiture could result in an additional loss that could be material depending on the form of the transaction and/or valuations utilized by potential acquirers.

Amounts in millions of dollars unless otherwise specified.

In addition to the impairment charge, goodwill decreased from June 30, 2014 due to currency translation across all reportable segments.

Identifiable intangible assets at September 30, 2014 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,120	$(5,221)
Intangible assets with indefinite lives	26,311	—
Total identifiable intangible assets	$35,431	$(5,221)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands. The amortization of intangible assets for the three months ended September 30, 2014 and 2013 was $119 and $134, respectively.

5. Share-Based Compensation and Postretirement Benefits

Total share-based compensation expense for the three months ended September 30, 2014 and 2013 was $81 and $84, respectively.

The Company offers various postretirement benefits to its employees. The total net periodic benefit cost for pension benefits for the three months ended September 30, 2014 and 2013 was $117 and $104, respectively. The total net periodic benefit cost for other retiree benefits for the three months ended September 30, 2014 and 2013 was $4 and $13, respectively. The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

6. Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended September 30, 2014.

The following table sets forth the Company’s financial assets as of September 30, 2014 and June 30, 2014 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	September 30, 2014	June 30, 2014
Investments
U.S. government securities	$2,377	$1,631
Corporate bond securities	983	497
Other investments	33	30
Total	$3,393	$2,158

Amounts in millions of dollars unless otherwise specified.

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $150 as of September 30, 2014 and $0 as of June 30, 2014. The amortized cost of U.S. government securities with maturities between one and five years was $2,248 as of September 30, 2014 and $1,649 as of June 30, 2014. The amortized cost of Corporate bond securities with maturities of less than a year was $77 as of September 30, 2014 and $39 as of June 30, 2014. The amortized cost of Corporate bond securities with maturities between one and five years was $909 as of September 30, 2014 and $458 as of June 30, 2014. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.

The fair value of long-term debt was $23,992 and $26,429 at September 30, 2014 and June 30, 2014, respectively. This includes the current portion ($2,651 and $4,400 as of September 30, 2014 and June 30, 2014, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Long-term debt with fair value of $1,681 and $1,682 at September 30, 2014 and June 30, 2014, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30, 2014 and June 30, 2014:

	Notional Amount		Fair Value Asset/(Liability)
	September 30, 2014	June 30, 2014	September 30, 2014	June 30, 2014
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$951	$951	$239	$187
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$7,671	$9,738	$191	$168
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$838	$831	$103	$48
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$8,964	$12,111	$(205)	$(42)

All derivative assets are presented in Prepaid expenses and other current assets and Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities and Other noncurrent liabilities. The total notional amount of contracts outstanding at the end of the period is indicative of the Company's derivative activity during the period. The change in the notional balance of foreign currency contracts not designated as hedging instruments during the period reflects changes in the level of intercompany financing activity. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
	September 30, 2014	June 30, 2014
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$3
Foreign currency contracts	8	14
Total	$10	$17
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$64	$30

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the three months ended September 30, 2014 and 2013, was not material. During the next 12 months, the amount of the September 30, 2014 accumulated OCI (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2014 and 2013 are as follows:

Amounts in millions of dollars unless otherwise specified.

	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30
	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$2	$2
Foreign currency contracts	62	(2)
Total	$64	$—

	Amount of Gain/(Loss) Recognized in Income
	Three Months Ended September 30
	2014	2013
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$23	$(29)
Debt	(23)	29
Total	—	—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$(1)	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts (4)	$(413)	$109

(1)
The gain or loss on the effective portion of cash flow hedging relationships is reclassified from AOCI into net income in the same period during which the related item affects earnings. Such amounts are included in the Consolidated Statements of Earnings as follows: interest rate contracts in Interest expense and foreign currency contracts in Selling, general and administrative expense (SG&A) and Interest expense.

(2)	The gain or loss on the ineffective portion of interest rate contracts and net investment hedges, if any, is included in the Consolidated Statements of Earnings in Interest expense.

(3)	The gain or loss on foreign currency contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings in SG&A.

(4)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

7. Accumulated Other Comprehensive Income / (Loss)

The tables below present the changes in accumulated other comprehensive income / (loss) by component and the reclassifications out of accumulated other comprehensive income / (loss):

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2014	$(3,876)	$(18)	$(5,165)	$1,397	$(7,662)
OCI before reclassifications (1)	471	(3)	207	(2,836)	(2,161)
Amounts reclassified out of AOCI	(63)	—	75	—	12
Net current period OCI	408	(3)	282	(2,836)	(2,149)
Balance at September 30, 2014	$(3,468)	$(21)	$(4,883)	$(1,439)	$(9,811)

(1) Net of tax (benefit) / expense of $250, $1 and $90 for hedges, investment securities, and pension and other retiree benefits plans, respectively.

Amounts in millions of dollars unless otherwise specified.

Reclassifications out of Accumulated Other Comprehensive Income / (Loss)
	Three Months Ended September 30
	2014	2013
Hedges (1)
Interest rate contracts	$2	$2
Foreign exchange contracts	62	(2)
Total before-tax	64	—
Tax (expense) / benefit	(1)	(1)
Net of tax	63	(1)

Pension and Other Retiree Benefits (2)
Amortization of deferred amounts	(3)	(1)
Recognized net actuarial gains/(losses)	(100)	(81)
Total before-tax	(103)	(82)
Tax (expense) / benefit	28	24
Net of tax	(75)	(58)
Total reclassifications, net of tax	$(12)	$(59)

(1) See Note 6 for classification of these items in the Consolidated Statement of Earnings.
(2) Reclassified from AOCI into Cost of products sold and SG&A. These components are included in net periodic pension cost.

Amounts in millions of dollars unless otherwise specified.

8. Earnings Per Share
Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) are divided by the weighted average number of common shares outstanding during the period to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to stock options and other stock-based awards and assume conversion of preferred stock (see below).
Net earnings attributable to Procter & Gamble and common shares used to calculate basic and diluted net earnings per share were as follows:

	Three Months Ended September 30
Amounts in millions except per share amounts	2014	2013
NET EARNINGS FROM CONTINUING OPERATIONS	$2,003	$3,039
Net earnings from discontinued operations	17	18
NET EARNINGS	2,020	3,057
Net earnings attributable to noncontrolling interests	(30)	(30)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE (DILUTED)	1,990	3,027
Preferred dividends, net of tax benefit	(60)	(58)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (BASIC)	1,930	2,969

NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE AVAILABLE TO COMMON SHAREHOLDERS (BASIC)	$1,913	$2,951

NET EARNINGS FROM CONTINUTING OPERATIONS ATTRIBUTABLE TO PROCTER & GAMBLE (DILUTED)	$1,973	$3,009

	Three Months Ended September 30
Shares in millions	2014	2013
Basic weighted average common shares outstanding	2,710.6	2,735.2
Effect of dilutive securities
Conversion of preferred shares (1)	110.2	113.4
Exercise of stock options and other unvested equity awards (2)	67.2	75.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,888.0	2,924.3

BASIC NET EARNINGS PER COMMON SHARE (3)
Earnings from continuing operations	$0.70	$1.08
Earnings from discontinued operations	0.01	0.01
BASIC NET EARNINGS PER COMMON SHARE	0.71	1.09

DILUTED NET EARNINGS PER COMMON SHARE (3)
Earnings from continuing operations	$0.68	$1.03
Earnings from discontinued operations	0.01	0.01
DILUTED NET EARNINGS PER COMMON SHARE	0.69	1.04

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Approximately 23 million in the three months ended September 30, 2014 and 22 million in the three months ended September 30, 2013 of the Company's outstanding stock options were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and diluted net earnings per common share are calculated on net earnings attributable to Procter & Gamble.

Amounts in millions of dollars unless otherwise specified.

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

The Company expects to incur in excess of $4.5 billion in before-tax restructuring costs over a five year period (from fiscal 2012 through fiscal 2016), including costs incurred as part of the ongoing and incremental restructuring program. The restructuring program plans included a targeted net reduction in non-manufacturing overhead enrollment of approximately 16% - 22% through fiscal 2016, which we expect to exceed. Through fiscal 2014, the Company reduced non-manufacturing enrollment by approximately 9,300, or approximately 15%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology, optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.

Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs as outlined below. Through fiscal 2014, the Company incurred charges of approximately $2.8 billion. Approximately $1.5 billion of these charges were related to separations, $666 were asset-related and $680 were related to other restructuring-type costs.

For the three months ended September 30, 2014, the Company incurred total restructuring charges of approximately $158. Approximately $47 of these charges were recorded in SG&A. The remainder is included in Cost of products sold. The following table presents restructuring activity for the three months ended September 30, 2014:

		For the Three Months Ended September 30, 2014
	Accrual Balance June 30, 2014	Charges	Cash Spent	Charges Against Assets	Accrual Balance September 30, 2014
Separations	$353	$81	$(126)	$—	$308
Asset-Related Costs	—	50	—	(50)	—
Other Costs	28	27	(31)	—	24
Total	$381	$158	$(157)	$(50)	$332

Separation Costs
Employee separation charges for the three months ended September 30, 2014 relate to severance packages for approximately 650 employees, of which approximately 190 are non-manufacturing employees. These separations are primarily in North America and Western Europe. The packages are predominately voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 10,130 employees, of which approximately 6,470 are non-manufacturing overhead personnel.

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

Amounts in millions of dollars unless otherwise specified.

are included within the Corporate reportable segment. However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Three Months Ended September 30
2014
Beauty, Hair and Personal Care	$36
Grooming	13
Health Care	2
Fabric Care & Home Care	22
Baby, Feminine and Family Care	40
Corporate (1)	45
Total Company	$158

(1) Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities.
10. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark, advertising, contracts, environmental, labor and employment, and income taxes.

As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. Many of these matters have concluded and the fines have been paid. For ongoing matters, the Company has accrued liabilities for competition law violations from these European cases totaling $209 as of September 30, 2014. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, it is difficult to estimate such amounts at this time. Currently, however, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively.

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

Income Tax Uncertainties

The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 50 – 60 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts or timing until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions will significantly increase or decrease within the next 12 months related to audits described above. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.

Amounts in millions of dollars unless otherwise specified.

Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2014.
11. Discontinued Operations
On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America, and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products, our manufacturing facilities in the United States and the majority of the employees working in the Pet Care business. The agreement includes the acquisition of the Pet Care business in several additional countries, pending the receipt of necessary regulatory approvals. The European Union countries are not included in the agreement with Mars. In September 2014, the Company announced an agreement to sell its Pet Care operations in the European Union to Spectrum Brands. The Company expects to complete the transaction in the second half of fiscal 2015, pending the receipt of necessary regulatory approvals. The one-time impact of these transactions is not material.
The Pet Care business had historically been part of the Company’s Health Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Pet Care business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Pet Care balance sheet positions as of September 30, 2014 and June 30, 2014 are presented as Assets and Liabilities held for sale in the Consolidated Balance Sheets.
Following is selected financial information included in net earnings from discontinued operations for the Pet Care business:

	Three Months Ended September 30
	2014	2013
Net sales	$163	$375
Earnings from discontinued operations before income taxes	19	31
Income tax expense	(6)	(13)
Gain on sale of discontinued operations before income taxes	193	—
Income tax benefit/(expense) on sale	(189)	—
Net earnings from discontinued operations	17	18
The major components of assets and liabilities of the Pet Care business held for sale were as follows:

	September 30, 2014	June 30, 2014
Inventories	$38	$122
Prepaid expenses and other current assets	3	14
Property, plant and equipment, net	93	441
Goodwill and intangible assets, net	—	2,258
Other noncurrent assets	—	14
Total assets held for sale	134	2,849

Accounts payable	4	63
Accrued and other liabilities	5	13
Noncurrent deferred tax liabilities	—	584
Total liabilities held for sale	9	660

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors,” and Note 4 to the Consolidated Financial Statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current

Amounts in millions of dollars unless otherwise specified.

expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Economic Conditions, Challenges and Risks" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

The purpose of the Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results - Three Months Ended September 30, 2014

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three Months Ended September 30, 2014

•	Business Segment Discussion – Three Months Ended September 30, 2014

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (EPS), free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange, acquisitions and divestitures. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Adjusted free cash flow productivity is the ratio of free cash flow to net earnings excluding impairments. We believe these measures provide investors with important information that is useful in understanding our business results and trends. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
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
During the quarter, the Company finalized an agreement to sell a portion of its Batteries business in China.  The Company also recently announced its intention to pursue options to exit the remainder of the Batteries business.  The timing and final form of the exit transaction are uncertain, but could include a split-off, spin-off or sale transaction.   Closing such a transaction will also be dependent on market conditions, and P&G will execute such a transaction only if it achieves sufficient market valuation.  The net assets and results of the Batteries business will continue to be included in continuing operations until a split- or spin-off transaction is completed or a definitive agreement to sell the business has been reached.

The table below provides more information about the components of our reportable business segment structure.

Reportable Business Segment	GBUs (Categories)	Billion Dollar Brands
Beauty, Hair and Personal Care	Beauty Care (Antiperspirant and Deodorant, Cosmetics, Personal Cleansing, Skin Care); Hair Care and Color; Prestige; Salon Professional	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Electronic Hair Removal	Fusion, Gillette, Mach3, Prestobarba
Health Care	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care); Oral Care (Toothbrush, Toothpaste, Other Oral Care)	Crest, Oral-B, Vicks
Fabric Care and Home Care	Fabric Care (Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care); Personal Power (Batteries)	Ariel, Dawn, Downy, Duracell, Febreze, Gain, Tide
Baby, Feminine and Family Care	Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper)	Always, Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2014 (excludes net sales and net earnings in Corporate):

	Three Months Ended September 30, 2014
	Net Sales	Net Earnings
Beauty, Hair and Personal Care	23%	23%
Grooming	9%	15%
Health Care	10%	10%
Fabric Care and Home Care	32%	25%
Baby, Feminine and Family Care	26%	27%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2014 versus the three months ended September 30, 2013:

•
Net sales were unchanged versus the previous year at $20.8 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 2%. Organic sales were unchanged in Beauty, Hair, and Personal Care, Grooming, and Fabric and Home Care. Organic sales increased 4% in Baby, Feminine, and Family Care and increased 6% in Health Care.

•
Unit volume was unchanged. Volume grew mid-single digits in Health Care and low single digits in Fabric and Home Care. Volume decreased low single digits in Beauty, Hair and Personal Care and Grooming and was unchanged in Baby, Feminine and Family Care.

•
Net earnings attributable to Procter & Gamble were $2.0 billion, a decrease of $1.0 billion, or 34% versus the prior year period. This was primarily driven by a non-cash after-tax impairment charge of $932 million related to the goodwill and indefinite-lived intangible assets in our Batteries business and a $104 million charge related to balance sheet remeasurements in Venezuela.

•	Diluted net earnings per share from continuing operations decreased 34% to $0.68.

•
Core net earnings per share, which excludes incremental restructuring charges, the balance sheet remeasurement charge from Venezuela, and the impairment charge for goodwill and indefinite-lived intangible assets, increased 2% to $1.07.

•
Operating cash flow was $3.6 billion. Free cash flow, which is operating cash flow less capital expenditures, was $2.8 billion. Adjusted free cash flow productivity, which is the ratio of free cash flow to net earnings excluding impairments, was 96%.

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
Cost Pressures. Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, foreign exchange and interest rates. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost savings projects, sourcing decisions and certain hedging transactions, as well as through consistent productivity improvements. We also must manage our debt and currency exposure, especially in certain countries with currency exchange, import authorization and pricing controls, such as Venezuela, Argentina, China, India and Egypt. We need to maintain key manufacturing and supply arrangements, including sole supplier and sole manufacturing plant arrangements, and successfully manage any disruptions at Company manufacturing sites. We must implement, achieve and sustain cost improvement plans, including our outsourcing projects, supply chain optimization and those related to general overhead and workforce optimization. Successfully managing these changes, including identifying, developing and retaining key employees, is critical to our success.
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

For information on risk factors that could impact our results, refer to Part II, Item 1A "Risk Factors" of this Form 10-Q.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2014
The following discussion provides a review of results for the three months ended September 30, 2014 versus the three months ended September 30, 2013.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
(Amounts in Millions Except Per Share Amounts)
Consolidated Earnings Information

	Three Months Ended September 30
	2014	2013	% CHG
NET SALES	$20,792	$20,830	—%
Cost of products sold	10,552	10,574	—%
GROSS PROFIT	10,240	10,256	—%
Selling, general and administrative expense	6,327	6,136	3%
Goodwill and indefinite-lived intangible asset impairment charges	973	—
OPERATING INCOME	2,940	4,120	(29)%
Interest expense	169	165	2%
Interest income	31	21	48%
Other non-operating income, net	21	5	320%
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,823	3,981	(29)%
Income taxes on continuing operations	820	942	(13)%
NET EARNINGS FROM CONTINUING OPERATIONS	2,003	3,039	(34)%
NET EARNINGS FROM DISCONTINUED OPERATIONS	17	18	(6)%
NET EARNINGS	2,020	3,057	(34)%
Less: Net earnings attributable to noncontrolling interests	30	30	—%
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$1,990	$3,027	(34)%
EFFECTIVE TAX RATE	29.0%	23.7%

BASIC NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$0.70	$1.08	(35)%
Earnings from discontinued operations	0.01	0.01	—%
BASIC NET EARNINGS PER COMMON SHARE	0.71	1.09	(35)%
DILUTED NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$0.68	1.03	(34)%
Earnings from discontinued operations	0.01	0.01	—%
DILUTED NET EARNINGS PER COMMON SHARE	0.69	1.04	(34)%
DIVIDENDS PER COMMON SHARE	$0.644	$0.602	7%
Diluted Weighted Average Common Shares Outstanding	2,888.0	2,924.3
(1) Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble

COMPARISONS AS A % OF NET SALES	2014	2013	Basis Pt Chg
GROSS MARGIN	49.2%	49.2%	—
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	30.4%	29.5%	90
OPERATING MARGIN	14.1%	19.8%	(570)
EARNINGS BEFORE INCOME TAXES	13.6%	19.1%	(550)
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	9.6%	14.5%	(490)

Net Sales

Net sales were flat at $20.8 billion for the first quarter on unit volume that was unchanged versus the prior year period. Volume grew mid-single digits in Health Care and low single digits for Fabric and Home Care. Volume decreased low single digits in Beauty, Hair and Personal Care and Grooming and was unchanged in Baby, Feminine and Family Care. Volume was unchanged in both developed and developing regions. Higher pricing increased net sales by 1%. The impact of favorable product mix also increased net sales by 1%, due to disproportionate growth in higher priced product categories such as Health Care. Unfavorable foreign exchange and the impacts of minor brand divestitures each reduced net sales by 1%. Organic sales grew 2% driven by pricing and mix.

	Net Sales Change Drivers 2014 vs. 2013 (Three Months Ended September 30)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty, Hair and Personal Care	-1%	-1%	-1%	1%	0%	0%	-1%
Grooming	-2%	-2%	-1%	4%	-2%	0%	-1%
Health Care	4%	4%	0%	1%	1%	0%	6%
Fabric Care and Home Care	1%	1%	-2%	-1%	0%	0%	-2%
Baby, Feminine and Family Care	0%	0%	-2%	2%	2%	-1%	1%
TOTAL COMPANY	0%	0%	-1%	1%	1%	-1%	0%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin was unchanged at 49.2% of net sales for the quarter. A 140 basis point positive impact from manufacturing cost savings and a 60 basis point benefit from higher pricing were largely offset by a 60 basis point impact from higher commodity costs, a 40 basis point impact from unfavorable foreign exchange and a 50 basis point impact from unfavorable geographic and product mix primarily in the Fabric and Home Care segment. Gross margin was also reduced by capacity investments and higher restructuring costs.

Total selling, general and administrative expenses (SG&A) increased 3% to $6.3 billion primarily due to foreign exchange impacts, primarily a $138 million ($104 million after tax) charge to remeasure certain Venezuelan balance sheet items (see “Foreign Currency Translation - Venezuela Impacts,” below), partially offset by reduced overhead spending. SG&A as a percentage of net sales increased 90 basis points to 30.4%, due to foreign exchange costs. Marketing spending as a percentage of net sales declined 50 basis points behind efficiency efforts, largely offset by higher overhead spending, as productivity savings of 70 basis points were more than offset by wage inflation and investments in research and development.

Non-Operating Expenses and Income

Interest expense was $169 million for the quarter, an increase of $4 million versus the prior year period due to an increase in weighted average interest rates. Interest income was $31 million for the quarter, an increase of $10 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income increased $16 million to $21 million due to proceeds from minor brand divestitures.

Income Taxes

The effective tax rate on continuing operations increased 530 basis points to 29.0%.  The current year rate increased 640 basis points due to the non-deductibility of impairment charges related to our batteries business. This increase was partially offset by favorable geographic mix and a 30 basis point decrease due to the net impact of favorable discrete adjustments related to uncertain income tax positions. The net benefit of these adjustments on the current year was $17 million, or 60 basis points, versus 30 basis points of net benefit in the prior year.

Net Earnings

Net earnings attributable to Procter & Gamble decreased $1.0 billion or 34% to $2.0 billion for the quarter. The decrease was primarily due to the $932 million non-cash after-tax impairment charge and the $104 million after-tax charge related to balance sheet remeasurement in Venezuela. Other foreign exchange impacts reduced net earnings by about $200 million for the quarter. This impact was largely offset by higher pricing and net cost savings. Diluted net earnings per share from continuing operations decreased 34% to $0.68. Core net earnings per share increased 2% to $1.07. Core net earnings per share for the quarter represents diluted net earnings per share from continuing operations excluding incremental restructuring charges in both periods related to our productivity and cost savings plan and charges in the current period related to the goodwill and indefinite-lived intangible asset impairments and the balance sheet remeasurement in Venezuela.

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

The Venezuelan government currently has three exchange rate mechanisms.  The preferential CENCOEX (National Center for External Commerce) exchange rate is 6.3 Venezuelan bolivares fuerte (VEF) per dollar and can be used for the importation of certain qualifying products.  SICAD I (Complementary System for Foreign Exchange Administration) is an auction-based exchange program that the Company expects to be able to access for dividends and certain other qualifying imports of finished goods and materials.  The rate available through SICAD I was 10.6 VEF per dollar at June 30, 2014 and 12.0 VEF per dollar at September 23, 2014.  The government introduced a third exchange mechanism, referred to as SICAD II, which is also an auction-based program currently trading at 50.0 VEF per dollar.  The Company does not expect to access SICAD II.  Accordingly, the underlying SICAD II exchange rates have not been utilized for purposes of remeasuring or translating our Venezuela results.

Through December 31, 2013, the Venezuelan government had only one officially established exchange rate for qualifying dividends and imported goods and services, the preferential CENCOEX rate, previously CADIVI (Foreign Exchange Administrative Commission). Accordingly, through December 31, 2013, our results in Venezuela and all of our net monetary assets were measured at the preferential exchange rate, which we expected to be applicable to dividend repatriations.

On January 24, 2014, the government made a number of announcements affecting currency exchange rate and other controls, including the introduction of the SICAD I and II exchange rate mechanisms. While there is considerable uncertainty as to the nature of transactions that will flow through CENCOEX and how CENCOEX will operate in the future, a significant portion of its imports have, and the Company believes will continue to qualify for the preferential rate. However, the Company expects the importation of certain finished goods and raw materials for some product categories, along with the payment of dividends and royalties, will be executed under the SICAD I rate. The Company incurred an after-tax charge of $275 million during the quarter ended March 31, 2014 to remeasure certain portions of our local Venezuela balance sheets not qualifying for the preferential CENCOEX rate to the initial SICAD I exchange rate. The Company incurred an additional after-tax charge of $104 million ($0.04 per share) in the quarter ended September 30, 2014 to remeasure additional historic portions of our local Venezuela balance sheets that will not qualify for the preferential CENCOEX rate. Because the SICAD I rate fluctuates based on auctions that occur periodically during each quarter, the potential exists for additional impacts if the auction rate changes significantly. There could also be additional financial impacts if the SICAD I rate becomes applicable to additional categories of imports or other types of currency transactions.

As of September 30, 2014, the Company had net monetary assets denominated in local currency of approximately $940 million. Approximately $440 million of that amount is expected to be utilized to satisfy liabilities for past imports that were approved under CENCOEX and are measured at the preferential 6.3 rate. The remaining balance has been measured at the SICAD I rate. Local currency net monetary balances decreased approximately $90 million versus June 30, 2014 primarily due to the remeasurement of balances from the preferential CENCOEX rate to the SICAD I rate and a devaluation of the SICAD I rate during the quarter, offset by earnings in Venezuela, the timing of CENCOEX payments and an increase in the net amount of indirect value added taxes (VAT) receivable from the government from goods receipts and shipments.

Other controls imposed by the Venezuelan government include import authorization controls, currency exchange and payment controls, price controls and recently enacted profit margin controls. The ongoing impact of the recent announcements and our ability to restore net sales and profit to levels achieved prior to the recent devaluations will be impacted by several factors.  These include our ability to mitigate the effect of the price and profit margin controls, any potential future devaluation of the preferential

CENCOEX exchange rate, any significant change in the auction exchange rates or liquidity in the SICAD I program, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities.  In addition, depending on the future availability of U.S. dollars at the preferential rate, our local U.S. dollar needs, our overall repatriation plans, including our ability to obtain government approval for the payment of dividends, which has been limited in recent years, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2014

The following discussion provides a review of results by reportable business segment. Analyses of the results for the three-month period ended September 30, 2014 are provided based on a comparison to the same three-month period ended September 30, 2013. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three months ended September 30, 2014 versus the comparable prior year period (amounts in millions):

	Three Months Ended September 30, 2014
	Net Sales	% Change Versus Year Ago	Earnings / (Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings from Continuing Operations	% Change Versus Year Ago
Beauty, Hair and Personal Care	$4,857	(1)%	$926	2%	$710	3%
Grooming	1,941	(1)%	621	3%	466	3%
Health Care	2,011	6%	459	20%	322	22%
Fabric Care and Home Care	6,538	(2)%	1,180	(9)%	783	(9)%
Baby, Feminine and Family Care	5,322	1%	1,202	11%	825	14%
Corporate	123	N/A	(1,565)	N/A	(1,103)	N/A
Total Company	$20,792	—%	$2,823	(29)%	$2,003	(34)%

Beauty, Hair and Personal Care
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Beauty, Hair and Personal Care net sales decreased 1% to $4.9 billion during the first fiscal quarter on a 1% decrease in unit volume. Organic sales were unchanged. Unfavorable foreign exchange reduced net sales by 1%. Price increases improved net sales by 1%. Global market share of the Beauty, Hair and Personal Care segment decreased 0.5 points. Volume was unchanged in developed markets and decreased low single digits in developing markets.

•
Volume in Hair Care decreased low single digits primarily due to previous year minor divestitures in Latin America. Organic volume in Hair Care is unchanged as a low single-digit increase in developed regions behind Pantene innovation and increased promotional activity was offset by a low single-digit decrease in developing regions. Global market share of the hair care category decreased more than half a point.

•
Volume in Beauty Care was unchanged as growth in cosmetics and deodorants from product and commercial innovation was offset by a decrease in skin care due to ongoing competitive activity. Global market share of the beauty care category decreased less than half a point.

•
Volume in Salon Professional was unchanged with a low single-digit decrease in developed markets due to market declines and reduced promotion activity offset by a low single-digit increase in developing markets due to market growth and increased distribution.

•	Volume in Prestige decreased high single digits following initiative driven growth in the preceding quarter and due to market declines in developing regions.
Net earnings increased 3% to $710 million as the decline in net sales was more than offset by a 50-basis point increase in net earnings margin. Net earnings margin increased primarily due to improvement in gross margin, from manufacturing savings and pricing, and a reduction in marketing spending due to the company's focus on marketing efficiencies.

Grooming
Three months ended September 30, 2014 compared with three months ended September 30, 2013

Grooming net sales decreased 1% to $1.9 billion during the first fiscal quarter on a 2% decrease in unit volume. Organic sales were unchanged. Price increases in blades and razors and appliances contributed 4% to net sales. Unfavorable geographic and product mix reduced net sales by 2% due to disproportionate volume decline in developed regions which have higher than segment-average selling prices and a shift away from premium-tier products. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Grooming segment was unchanged versus year ago. Volume decreased mid-single digits in developed regions and was unchanged in developing regions.

•
Shave Care volume decreased low single digits due to a mid-single digit decrease in developed regions caused by market contraction and a low-single digit decrease in developing regions following increased pricing. Global market share of the blades and razors category was up more than half a point.

•
Volume in Electronic Hair Removal increased low single digits driven by developing market growth behind product innovation. Global market share of the electronic hair removal category decreased nearly half a point.

Net earnings increased 3% to $466 million as the decline in net sales was more than offset by a 90-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and a reduction in SG&A spending. Gross margin increased primarily due to higher pricing and manufacturing cost savings. SG&A decreased due to reduced marketing spending.

Health Care
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Health Care net sales increased 6% to $2.0 billion during the first fiscal quarter on a 4% increase in unit volume. Organic sales were also up 6%. Price increases across the businesses contributed 1% to net sales growth. Favorable geographic mix increased net sales 1%, primarily driven by Oral Care in developed markets, which has higher average sales prices. Global market share of the Health Care segment decreased 0.1 points. Volume increased mid-single digits in developed regions and low single digits in developing regions.

•
Oral Care volume increased mid-single digits due to high single-digit growth in developed regions from product innovation and low single-digit growth in developing regions from geographic market expansion and product innovation. Global market share of the oral care category was up slightly.

•
Volume in Personal Health Care increased low single digits, in both developed and developing markets, as market growth and new product innovation more than offset the negative impact of competitor activity. Global market share of the personal health care category was down more than one point.

Net earnings increased 22% to $322 million due to the increase in net sales and a 200-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and reduced SG&A spending as a percentage of net sales. Gross margin increased primarily due to the impact of higher pricing and manufacturing cost savings. SG&A declined as a percentage of net sales due to scale leverage from increased sales and the focus on marketing spending efficiencies.

Fabric Care and Home Care
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Fabric Care and Home Care net sales for the first fiscal quarter decreased 2% to $6.5 billion on a 1% increase in unit volume. Organic sales were unchanged. Unfavorable foreign exchange reduced net sales by 2%. Price reductions to remain competitive in developed regions reduced net sales by 1%. Global market share of the Fabric Care and Home Care segment increased 0.3 points. Volume increased mid-single digits in developing regions and decreased low single digits in developed regions.

•
Fabric Care volume increased low single digits driven by a mid-single digit volume increase in developing regions behind market growth and product innovation. Global market share of the fabric care category increased nearly half a point.

•	Home Care volume was unchanged. Global market share of the home care category was down slightly.

•
Batteries volume decreased mid-single digits due to a high single digit decrease in developed regions from the impact of new customer distribution in the base period. Global market share of the batteries category was up more than a point.

Net earnings decreased 9% to $783 million behind the net sales reduction and a 90-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction. Gross margin decreased due to the effects of lower pricing, higher commodity costs and unfavorable geographic mix impacts from higher growth in developing regions, partially offset by manufacturing cost savings. SG&A as percentage of net sales was unchanged as a reduction in marketing spending was largely offset by increased overhead spending.

Baby, Feminine and Family Care
Three months ended September 30, 2014 compared with three months ended September 30, 2013
Baby, Feminine and Family Care net sales increased 1% to $5.3 billion during the first fiscal quarter on unit volume that was unchanged. Organic sales were up 4%. Price increases, primarily in Baby Care, increased net sales by 2%. Favorable geographic and product mix, primarily due to disproportionate growth in Feminine Care in developed markets, increased net sales by 2%. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Baby, Feminine and Family Care segment decreased 0.4 points. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Volume in Baby Care decreased low single digits in developed regions versus a base period that grew high single digits behind initiative activity and decreased low single digits in developing regions following increased pricing. Global market share of the baby care category decreased slightly.

•
Volume in Feminine Care increased low single digits due to high single-digit growth in developed regions from product innovation, partially offset by a low single-digit decline in developing regions. Global market share of the feminine care category decreased half a point.

•	Volume in Family Care decreased low single digits due to competitive activity. In the U.S., all-outlet share of the family care category decreased less than a point.
Net earnings increased 14% to $825 million due to the increase in net sales and a 170-basis point increase in net earnings margin. Net earnings margin increased due to higher gross margin, which was driven by the favorable impact of pricing and manufacturing cost savings, partially offset by foreign exchange and higher commodity costs.

Corporate

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; certain significant asset impairment charges; and certain balance sheet impacts from significant foreign exchange devaluations. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item includes income taxes, to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate.

Corporate net sales decreased by $41 million to $123 million primarily due to the prior year divestiture of the MDVIP business. Corporate net expenses were $1.1 billion in the first fiscal quarter versus net earnings of $49 million in the base period. This change of $1,152 million was primarily due to goodwill and indefinite-lived intangible asset impairment charges related to the Batteries business, a charge to remeasure certain Venezuela balance sheet items and an increase in restructuring charges. Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.

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
As part of this plan, the Company expects to incur in excess of $4.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately 66% of the estimated costs have been incurred through September 2014. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment.  Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver in excess of $2.8 billion in annual gross savings (before-tax).  The cumulative before-tax savings as of the current year are expected to be approximately $1.9 - $2.2 billion.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

FINANCIAL CONDITION

Operating Activities

We generated $3.6 billion of cash from operating activities for the first fiscal quarter, an increase of $1.6 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share based compensation, deferred income taxes, gain on sale of businesses and goodwill and indefinite lived intangible impairment charges), generated $3.6 billion of operating cash flow. Working capital and other impacts were not a significant source or use of cash in the period. Accounts receivable used $101 million of cash. Inventory consumed $568 million of cash mainly due to production seasonality and to support product initiatives. Accounts payable, accrued and other liabilities generated $812 million of cash due to an increase in accrued income tax expenses relative to payments and extended payment terms with our suppliers. All other operating assets and liabilities consumed $129 million of cash.

Investing Activities

Cash generated from investing activities was $442 million for the first fiscal quarter. Proceeds from asset sales generated $2.9 billion of proceeds, primarily from the sale of our Pet Care business in North America, Latin America and other selected markets. This was partially offset by capital expenditures and purchases of investment securities. Capital expenditures consumed $810 million or 3.9% of net sales, as compared to $725 million in the prior year period. We used $1.7 billion of cash in the current period for net purchases of available for sale securities and other investments.

Financing Activities

Our financing activities consumed net cash of $5.0 billion. We used $2.4 billion for treasury stock purchases, $1.8 billion for dividends, and repaid net debt of $1.8 billion. The impact of stock options exercised generated $1.0 billion of cash.

As of September 30, 2014, our current liabilities exceeded current assets by $3 billion. We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The following table provides a numerical reconciliation of reported sales growth to organic sales for the three months ended September 30, 2014:

July 2014 - September 2014	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty, Hair and Personal Care	(1)%	1%	—%	—%
Grooming	(1)%	1%	—%	—%
Health Care	6%	—%	—%	6%
Fabric Care and Home Care	(2)%	2%	—%	—%
Baby, Feminine and Family Care	1%	2%	1%	4%
Total P&G	—%	1%	1%	2%
 * Acquisition/Divestiture Impacts includes rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes a current year charge for goodwill and indefinite-lived intangible asset impairments, a current year charge for remeasuring certain Venezuela balance sheet items and current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings. We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The table below provides a reconciliation of reported diluted net earnings per share to Core EPS:

	Three Months Ended September 30
	2014	2013
Diluted Net Earnings Per Share	$0.68	$1.03
Impairment charges	0.32	—
Venezuela balance sheet remeasurement	0.04	—
Incremental restructuring charges	0.03	0.02
CORE EPS	$1.07	$1.05
Core EPS Growth	2%

Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.

Free Cash Flow: Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment.

Adjusted Free Cash Flow Productivity: Adjusted free cash flow productivity is defined as the ratio of free cash flow to net earnings excluding impairments. The Company’s long-term target is to generate free cash flow at or above 90% of net earnings. Adjusted free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The reconciliation of free cash flow and adjusted free cash flow productivity is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Impairment Charges	Net Earnings Excl. Impairment Charges	Adjusted Free Cash Flow Productivity
July 2014 - September 2014	$3,633	$810	$2,823	$2,020	$932	$2,952	96%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk since June 30, 2014. Additional information can be found in Note 5 - Risk Management Activities and Fair Value Measurements, of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental, patent and trademark, labor and employment, and tax. See Note 10 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingent liabilities accrued.

Item 1A.	Risk Factors.
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-Q, our Annual Report on Form 10-K, other quarterly reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become outdated or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events, or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could significantly differ from our expectations.

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

We rely on third parties in many aspects of our business, which creates additional risk.

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

We hold assets and incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are translated into U.S. dollars. Our operations outside of the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates may therefore adversely impact our business results or financial condition. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 6 to our Consolidated Financial Statements.

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

Our ability to successfully execute our portfolio optimization strategy could impact our business.
The Company recently announced a plan to significantly streamline our product portfolio by divesting, discontinuing or consolidating 90-100 nonstrategic brands, resulting in a portfolio of 70 to 80 key brands.  It will take time to execute this plan, but once completed, we expect this strategy to result in improved sales and earnings growth rates.  Our ability to successfully execute this plan could significantly impact our achievement of improved sales and earnings growth rates.

Our ability to successfully manage ongoing acquisition, joint venture and divestiture activities could impact our business results.

As a company that manages a portfolio of consumer brands, our ongoing business model, in addition to our recently announced portfolio-optimization strategy, includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results could be adversely impacted if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, 2) we are unable to offset the dilutive impacts from the loss of revenue associated with divested brands, or 3) we are not able to deliver the expected cost and growth synergies associated with our acquisitions and joint ventures, which could also have an impact on goodwill and intangible assets.

Our ability to successfully manage ongoing organizational change could impact our business results.

Our financial targets assume a consistent level of productivity improvement, and in light of our recently-announced portfolio-optimization strategy, we expect to implement additional and accelerated productivity improvements. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted. We continue to execute a number of significant business, executive and organizational changes, including acquisitions, divestitures and workforce optimization projects to support our growth strategies. We expect these types of changes, which will include staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully executing these changes, including effective management transitions at leadership levels of the Company, as well as retention of particularly key employees is critical to our business success. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. It also includes continued development and execution of robust leadership succession plans, including CEO succession.

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

Our ability to manage regulatory, environmental, tax (including, but not limited to, any audits or other investigations) and legal matters (including, but not limited to, product liability, patent and other intellectual property matters) and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position.  Furthermore, if pending legal matters, including the competition law and antitrust investigations described in Note 10 to our Consolidated Financial Statements, result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
07/01/2014 - 07/31/2014	9,531,754	$80.45	6,218,568	(3)
08/01/2014 - 08/31/2014	11,591,862	$81.95	11,591,862	(3)
09/01/2014 - 09/30/2014	11,034,088	$83.83	11,034,088	(3)

(1)
The total number of shares purchased was 32,157,704 for the quarter. All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On August 1, 2014, the Company stated that fiscal year 2015 share repurchases to reduce Company shares outstanding are estimated to be approximately $5 billion to $7 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Amounts in millions of dollars unless otherwise specified.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as approved by the Board of Directors on October 14, 2014, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009)

10-1	The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was adopted by shareholders at the annual meeting on October 14, 2014.*

10-2	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan.*

10-3	Summary of the Company's Short Term Achievement Reward Program.*

10-4	The Procter & Gamble Performance Stock Program Summary.*

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

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

THE PROCTER & GAMBLE COMPANY

October 24, 2014	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as approved by the Board of Directors on October 14, 2014, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009)

10-1	The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was adopted by shareholders at the annual meeting on October 14, 2014

10-2	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan

10-3	Summary of the Company's Short Term Achievement Reward Program

10-4	The Procter & Gamble Performance Stock Program Summary

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.