Form 10-Q
period 2014-12-31
PROCTER & GAMBLE Co
filed 2015-01-27
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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
Yes ☐     No ☑

There were 2,700,509,874 shares of Common Stock outstanding as of December 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2014	2013	2014	2013
NET SALES	$20,161	$21,099	$40,347	$41,273
Cost of products sold	10,083	10,474	20,292	20,682
Selling, general and administrative expense	6,131	6,323	12,330	12,319
OPERATING INCOME	3,947	4,302	7,725	8,272
Interest expense	160	185	330	351
Interest income	34	22	65	44
Other non-operating income, net	19	43	40	48
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,840	4,182	7,500	8,013
Income taxes on continuing operations	865	885	1,685	1,782
NET EARNINGS FROM CONTINUING OPERATIONS	2,975	3,297	5,815	6,231
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	(577)	175	(1,397)	298
NET EARNINGS	2,398	3,472	4,418	6,529
Less: Net earnings attributable to noncontrolling interests	26	44	56	74
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,372	$3,428	$4,362	$6,455

BASIC NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$1.06	$1.18	$2.08	$2.21
Earnings/(loss) from discontinued operations	(0.21)	0.06	(0.52)	0.11
BASIC NET EARNINGS PER COMMON SHARE	0.85	1.24	1.56	2.32
DILUTED NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$1.02	$1.12	$2.00	$2.11
Earnings/(loss) from discontinued operations	(0.20)	0.06	(0.49)	0.10
DILUTED NET EARNINGS PER COMMON SHARE	0.82	1.18	1.51	2.21
DIVIDENDS PER COMMON SHARE	$0.644	$0.602	$1.287	$1.203
Diluted Weighted Average Common Shares Outstanding	2,885.2	2,908.5	2,886.8	2,916.4
(1)Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2014	2013	2014	2013
NET EARNINGS	$2,398	$3,472	$4,418	$6,529
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(2,091)	431	(4,927)	1,480
Hedges	365	(71)	773	(310)
Investment securities	1	(15)	(2)	(1)
Defined benefit retirement plans	219	20	501	(36)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(1,506)	365	(3,655)	1,133
TOTAL COMPREHENSIVE INCOME	892	3,837	763	7,662
Less: Total comprehensive income/(loss) attributable to noncontrolling interests	(18)	50	(6)	85
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO P&G	$910	$3,787	$769	$7,577

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$8,204	$8,558
Available-for-sale investment securities			4,047	2,128
Accounts receivable			5,802	6,386
Inventories
Materials and supplies			1,775	1,742
Work in process			612	684
Finished goods			4,090	4,333
Total inventories			6,477	6,759
Deferred income taxes			816	1,092
Prepaid expenses and other current assets			3,679	3,845
Assets held for sale			4,153	2,849
TOTAL CURRENT ASSETS			33,178	31,617
PROPERTY, PLANT AND EQUIPMENT, NET			20,745	22,304
GOODWILL			48,875	53,704
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			27,567	30,843
OTHER NONCURRENT ASSETS			5,898	5,798
TOTAL ASSETS			$136,263	$144,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,733	$8,461
Accrued and other liabilities			8,853	8,999
Liabilities held for sale			1,237	660
Debt due within one year			16,329	15,606
TOTAL CURRENT LIABILITIES			34,152	33,726
LONG-TERM DEBT			18,124	19,811
DEFERRED INCOME TAXES			9,552	10,218
OTHER NONCURRENT LIABILITIES			9,623	10,535
TOTAL LIABILITIES			71,451	74,290
SHAREHOLDERS’ EQUITY
Preferred stock			1,094	1,111
Common stock – shares issued –	December 2014	4,009.2
	June 2014	4,009.2	4,009	4,009
Additional paid-in capital			63,814	63,911
Reserve for ESOP debt retirement			(1,332)	(1,340)
Accumulated other comprehensive income/(loss)			(11,317)	(7,662)
Treasury stock			(77,905)	(75,805)
Retained earnings			85,770	84,990
Noncontrolling interest			679	762
TOTAL SHAREHOLDERS’ EQUITY			64,812	69,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$136,263	$144,266
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,558	$5,947
OPERATING ACTIVITIES
Net earnings	4,418	6,529
Depreciation and amortization	1,540	1,526
Share-based compensation expense	151	153
Deferred income taxes	31	(126)
Gain on sale of businesses	(299)	(5)
Goodwill and indefinite-lived intangible asset impairment charges	1,713	—
Changes in:
Accounts receivable	(342)	(376)
Inventories	(506)	(446)
Accounts payable, accrued and other liabilities	243	(1,191)
Other operating assets and liabilities	(164)	(859)
Other	283	138
TOTAL OPERATING ACTIVITIES	7,068	5,343
INVESTING ACTIVITIES
Capital expenditures	(1,642)	(1,663)
Proceeds from asset sales	3,648	15
Acquisitions, net of cash acquired	(112)	1
Purchases of available-for-sale investment securities	(2,106)	—
Proceeds from sales of available-for-sale investment securities	179	—
Change in other investments	(836)	(149)
TOTAL INVESTING ACTIVITIES	(869)	(1,796)
FINANCING ACTIVITIES
Dividends to shareholders	(3,614)	(3,409)
Change in short-term debt	352	(429)
Additions to long-term debt	1,112	4,271
Reductions of long-term debt	(1,911)	(3)
Treasury stock purchases	(4,253)	(4,004)
Impact of stock options and other	2,009	937
TOTAL FINANCING ACTIVITIES	(6,305)	(2,637)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(248)	72
CHANGE IN CASH AND CASH EQUIVALENTS	(354)	982
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,204	$6,929
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble,""P&G," "we," or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

3. Segment Information

As discussed in Note 11, the Pet Care and Batteries businesses are presented as discontinued operations and are excluded from segment results for all periods presented.

Following is a summary of segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings / (Loss) from Continuing Operations Before Income Taxes	Net Earnings / (Loss) from Continuing Operations	Net Sales	Earnings / (Loss) from Continuing Operations Before Income Taxes	Net Earnings / (Loss) from Continuing Operations
Beauty, Hair and Personal Care	2014	$4,962	$1,089	$863	$9,819	$2,015	$1,573
	2013	5,284	1,160	927	10,187	2,069	1,617
Grooming	2014	2,007	713	544	3,948	1,334	1,010
	2013	2,118	730	553	4,074	1,331	1,006
Health Care	2014	2,088	514	369	4,099	973	691
	2013	2,153	525	374	4,047	909	639
Fabric Care and Home Care	2014	5,775	1,083	706	11,708	2,164	1,425
	2013	6,022	1,149	751	12,032	2,331	1,534
Baby, Feminine and Family Care	2014	5,217	1,117	760	10,539	2,319	1,585
	2013	5,323	1,099	765	10,570	2,181	1,490
Corporate	2014	112	(676)	(267)	234	(1,305)	(469)
	2013	199	(481)	(73)	363	(808)	(55)
Total Company	2014	$20,161	$3,840	$2,975	$40,347	$7,500	$5,815
	2013	21,099	4,182	3,297	41,273	8,013	6,231

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets

Goodwill is allocated by reportable segment as follows:

	Beauty, Hair and Personal Care	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at June 30, 2014	$17,040	$20,939	$6,280	$1,981	$4,910	$2,554	$53,704
Acquisitions, divestitures and discontinued operations (1)	—	—	—	(2)	—	(2,515)	(2,517)
Translation and other	(926)	(820)	(246)	(64)	(217)	(39)	(2,312)
GOODWILL at December 31, 2014	$16,114	$20,119	$6,034	$1,915	$4,693	$—	$48,875
(1) Includes $1.6 billion of impairment charges related to the Batteries business which is included in discontinued operations (see Note 11).

During the quarter ended September 30, 2014, we determined that the estimated fair value of our Batteries reporting unit was less than its carrying amount. The underlying fair value assessment was triggered by an agreement that was reached in the quarter to sell the China-based battery joint venture and a related decision to pursue options to exit the remainder of the Batteries business. As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014, the results of our annual goodwill impairment testing during fiscal 2014 indicated a decline in the fair value of the Batteries reporting unit due to lower long-term market growth assumptions in certain key geographies. At that time, the estimated fair value of Batteries continued to exceed its underlying carrying value, but the fair value cushion had been reduced to about 5%. The agreement during the quarter ended September 30, 2014 to sell the China-based battery joint venture was at a transaction value that was below the earnings multiple implied from the prior valuation of our Batteries business, which effectively eliminated our fair value cushion. As a result, the remaining business unit cash flows no longer supported the remaining carrying amount of the Batteries business. Due largely to these factors, we recorded a non-cash, before and after-tax impairment charge of $863 in the quarter ended September 30, 2014 to reduce the carrying amount of goodwill for the Batteries business unit to its estimated fair value. These same factors resulted in a decline in the fair value of our Duracell trade name intangible asset below its carrying value. This resulted in a non-cash, before-tax impairment charge of $110 ($69 after tax) to reduce the carrying amount of this asset to its estimated fair value. Both of these charges were reclassified to discontinued operations during the quarter ended December 31, 2014.

In November 2014, the Company reached an agreement to divest the Batteries business via a split transaction in an exchange of a recapitalized Duracell Company for Berkshire Hathaway's (BH) shares of P&G stock (see Note 11). Based on the terms of the agreement and the value of BH's shares of P&G stock, the Company recorded a non-cash, before and after-tax impairment charge of $740 as part of discontinued operations during the quarter ended December 31, 2014 to adjust Duracell goodwill based on the expected transaction value. The remaining Batteries goodwill at December 31, 2014 is reported in Assets held for sale in the Consolidated Balance Sheets.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, we recorded goodwill impairment charges during fiscal 2012 and 2013 in our Appliances business, which is included in the Grooming reportable segment. The most recent impairment charge in fiscal 2013, which also included an impairment of the Braun trade name intangible asset, was driven by the devaluation of the currency in Japan, a key country that generates a significant portion of the earnings of the Appliances business. While the recent underlying business results of the Appliances business have equaled or exceeded the projections used in the fiscal 2013 and 2014 impairment valuations, the currency in Japan has continued to devalue relative to the currencies in which the related assets are recorded. The estimated fair value of the Appliances business still exceeds the underlying carrying value, but as a result of the continued Japan currency devaluation, the fair value cushion has been reduced to approximately 5%.

The test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment. The impairment charges for the Batteries business are included in discontinued operations, along with the underlying Batteries business results.

The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans.  We believe these estimates and assumptions are reasonable.

Amounts in millions of dollars unless otherwise specified.

The second step of the impairment analysis for the Batteries impairment in the quarter ended December 31, 2014 also considered the structure and value of the divestiture agreement with BH. The final transaction value will depend on the value of BH's shares of the Company as of the closing date, which is expected to occur in the second half of calendar 2015. Accordingly, if the value of such shares declines between the transaction signing and closing dates, we may need to record additional non-cash impairment charges as part of discontinued operations in the future.

In addition to the discontinued operations impacts, goodwill decreased from June 30, 2014 due to currency translation across all reportable segments.

Identifiable intangible assets at December 31, 2014 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,581	$(4,984)
Intangible assets with indefinite lives	23,970	—
Total identifiable intangible assets	$32,551	$(4,984)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands. The amortization of intangible assets for the three months ended December 31, 2014 and 2013 was $116 and $129, respectively. For the six months ended December 31, 2014 and 2013, the amortization of intangibles was $235 and $263, respectively.

5. Share-Based Compensation and Postretirement Benefits

Total share-based compensation expense for the three months ended December 31, 2014 and 2013 was $70 and $69, respectively. Total share-based compensation expense for the six months ended December 31, 2014 and 2013 was $151 and $153, respectively.

The Company offers various postretirement benefits to its employees. The total net periodic benefit cost for pension benefits for the three months ended December 31, 2014 and 2013 was $111 and $107, respectively. The total net periodic benefit cost for pension benefits for the six months ended December 31, 2014 and 2013 was $228 and $211, respectively. The total net periodic benefit cost for other retiree benefits for the three months ended December 31, 2014 and 2013 was $6 and $14, respectively. The total net periodic benefit cost for other retiree benefits for the six months ended December 31, 2014 and 2013 was $10 and $27, respectively. The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

6. Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended December 31, 2014.

The following table sets forth the Company’s financial assets as of December 31, 2014 and June 30, 2014 that are measured at fair value on a recurring basis during the period:

Amounts in millions of dollars unless otherwise specified.

	Fair Value Asset
	December 31, 2014	June 30, 2014
Investments
U.S. government securities	$3,077	$1,631
Corporate bond securities	970	497
Other investments	29	30
Total	$4,076	$2,158

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $300 as of December 31, 2014 and $0 as of June 30, 2014. The amortized cost of U.S. government securities with maturities between one and five years was $2,793 as of December 31, 2014 and $1,649 as of June 30, 2014. The amortized cost of Corporate bond securities with maturities of less than a year was $91 as of December 31, 2014 and $39 as of June 30, 2014. The amortized cost of Corporate bond securities with maturities between one and five years was $883 as of December 31, 2014 and $458 as of June 30, 2014. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.

The fair value of long-term debt was $25,117 and $26,429 at December 31, 2014 and June 30, 2014, respectively. This includes the current portion ($4,312 and $4,400 as of December 31, 2014 and June 30, 2014, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $2,240 and $1,682 at December 31, 2014 and June 30, 2014, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31, 2014 and June 30, 2014:

	Notional Amount		Fair Value Asset/(Liability)
	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2014
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$951	$951	$300	$187
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$8,128	$9,738	$251	$168
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$855	$831	$164	$48
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$8,714	$12,111	$(143)	$(42)

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

Amounts in millions of dollars unless otherwise specified.

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)
	December 31, 2014	June 30, 2014
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$1	$3
Foreign currency contracts	8	14
Total	$9	$17
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$103	$30

The effective portion of gains and losses on derivative instruments that was recognized in other comprehensive income (OCI) during the six months ended December 31, 2014 and 2013 was not material. During the next 12 months, the amount of the December 31, 2014 accumulated OCI (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended December 31, 2014 and 2013 are as follows:

	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$1	$1	$3	$3
Foreign currency contracts	66	58	128	56
Total	$67	$59	$131	$59

	Amount of Gain/(Loss) Recognized in Income
	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$60	$(84)	83	(113)
Debt	(60)	84	(83)	113
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$—	$(1)	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(316)	$(26)	$(729)	$83

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

(3)
The gain or loss on foreign currency contracts not designated as hedging instruments is included in the Consolidated Statements of Earnings in SG&A. This gain or loss substantially offsets the foreign currency mark-to-market impact of the related exposure.

Amounts in millions of dollars unless otherwise specified.

7. Accumulated Other Comprehensive Income/(Loss)

The tables below present the changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss):

Changes in Accumulated Other Comprehensive Income/(Loss) by Component

	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2014	$(3,876)	$(18)	$(5,165)	$1,397	$(7,662)
OCI before reclassifications (1)	902	—	355	(4,927)	(3,670)
Amounts reclassified out of AOCI	(129)	(2)	146	—	15
Net current period OCI	773	(2)	501	(4,927)	(3,655)
Balance at December 31, 2014	$(3,103)	$(20)	$(4,664)	$(3,530)	$(11,317)

(1) Net of tax (benefit)/expense of $470, $1 and $138 for hedges, investment securities, and pension and other retiree benefits plans, respectively.

Reclassifications Out of Accumulated Other Comprehensive Income / (Loss)
	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013
Hedges (1)
Interest rate contracts	$1	$1	$3	$3
Foreign currency contracts	66	58	128	56
Total before-tax	67	59	131	59
Tax (expense)/benefit	(1)	(1)	(2)	(1)
Net of tax	66	58	129	58

Gains and (losses) on Investment Securities (2)	3	16	3	16
Tax (expense)/benefit	(1)	(6)	(1)	(6)
Net of tax	2	10	2	10

Pension and Other Retiree Benefits (3)
Amortization of deferred amounts	(2)	(2)	(5)	(3)
Recognized net actuarial gains/(losses)	(97)	(84)	(197)	(165)
Total before-tax	(99)	(86)	(202)	(168)
Tax (expense)/benefit	28	22	56	46
Net of tax	(71)	(64)	(146)	(122)
Total reclassifications, net of tax	$(3)	$4	$(15)	$(54)

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

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$2,975	$(577)	$2,398	$3,297	$175	$3,472
Net earnings attributable to noncontrolling interests	(24)	(2)	(26)	(39)	(5)	(44)
Net earnings attributable to P&G (Diluted)	$2,951	$(579)	$2,372	$3,258	$170	$3,428
Preferred dividends, net of tax benefit	(70)	—	(70)	(67)	—	(67)
Net earnings attributable to P&G available to Common Shareholders (Basic)	$2,881	$(579)	$2,302	$3,191	$170	$3,361

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,705.7	2,705.7	2,705.7	2,719.2	2,719.2	2,719.2
Effect of dilutive securities
Conversion of preferred shares (1)	109.1	109.1	109.1	112.7	112.7	112.7
Exercise of stock options and other unvested equity awards (2)	70.4	70.4	70.4	76.6	76.6	76.6
Diluted weighted average common shares outstanding	2,885.2	2,885.2	2,885.2	2,908.5	2,908.5	2,908.5

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$1.06	$(0.21)	$0.85	$1.18	$0.06	$1.24
Diluted net earnings per common share	$1.02	$(0.20)	$0.82	$1.12	$0.06	$1.18

	Six Months Ended December 31, 2014			Six Months Ended December 31, 2013
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$5,815	$(1,397)	$4,418	$6,231	$298	$6,529
Net earnings attributable to noncontrolling interests	(50)	(6)	(56)	(64)	(10)	(74)
Net earnings attributable to P&G (Diluted)	$5,765	$(1,403)	$4,362	$6,167	$288	$6,455
Preferred dividends, net of tax benefit	(130)	—	(130)	(125)	—	(125)
Net earnings attributable to P&G available to Common Shareholders (Basic)	$5,635	$(1,403)	$4,232	$6,042	$288	$6,330

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,708.2	2,708.2	2,708.2	2,727.2	2,727.2	2,727.2
Effect of dilutive securities
Conversion of preferred shares (1)	109.7	109.7	109.7	113.1	113.1	113.1
Exercise of stock options and other unvested equity awards (2)	68.9	68.9	68.9	76.1	76.1	76.1
Diluted weighted average common shares outstanding	2,886.8	2,886.8	2,886.8	2,916.4	2,916.4	2,916.4

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$2.08	$(0.52)	$1.56	$2.21	$0.11	$2.32
Diluted net earnings per common share	$2.00	$(0.49)	$1.51	$2.11	$0.10	$2.21

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Less than 1 million in the three and six months ended December 31, 2014 and less than 1 million in the three and six months ended December 31, 2013 of the Company's outstanding stock options were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

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

The Company expects to incur in excess of $4.5 billion in before-tax restructuring costs over a five year period (from fiscal 2012 through fiscal 2016), including costs incurred as part of the ongoing and incremental restructuring program. The restructuring program plans include a targeted net reduction in non-manufacturing overhead enrollment of approximately 16% - 22% through fiscal 2016, which we expect to exceed. Through fiscal 2014, the Company reduced non-manufacturing enrollment by approximately 9,300, or approximately 15%. Through December 31, 2014, the Company reduced non-manufacturing enrollment by approximately 10,400, or approximately 18%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology, optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.

Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs as outlined below. Through fiscal 2014, the Company incurred charges of approximately $2.8 billion. Approximately $1.5 billion of these charges were related to separations, $666 were asset-related and $680 were related to other restructuring-type costs.

For the three and six month periods ended December 31, 2014, the Company incurred total restructuring charges of approximately $183 and $341, respectively. For the three and six month periods ended December 31, 2014 approximately $80 and $126 of these charges were recorded in SG&A, respectively. For the three and six month periods ended December 31, 2014 approximately $97 and $208 of these charges were recorded in cost of products sold, respectively. The remainder is included in discontinued operations. The following table presents restructuring activity for the six months ended December 31, 2014:

				For the Six Months Ended December 31, 2014
	Accrual Balance June 30, 2014	Charges Previously Reported (Three Months Ended September 30, 2014)	Charges for the Three Months Ended December 31, 2014	Cash Spent	Charges Against Assets	Accrual Balance December 31, 2014
Separations	$353	$81	$98	$(200)		$332
Asset-Related Costs	—	50	40	—	(90)	—
Other Costs	28	27	45	(80)		20
Total	$381	$158	$183	$(280)	$(90)	$352

Separation Costs
Employee separation charges for the three and six month periods ended December 31, 2014 relate to severance packages for approximately 840 and 1,490 employees, respectively. Separations related to non-manufacturing employees were approximately 500 and 690 employees for the three and six month periods ended December 31, 2014, respectively. These separations are primarily in North America and Western Europe. The packages are predominately voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 10,970 employees, of which approximately 6,970 are non-manufacturing overhead personnel.

Amounts in millions of dollars unless otherwise specified.

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

	Three Months Ended December 31	Six Months Ended December 31
	2014	2014
Beauty, Hair and Personal Care	$32	$68
Grooming	8	21
Health Care	4	6
Fabric Care and Home Care	32	54
Baby, Feminine and Family Care	26	66
Corporate (1)	81	126
Total Company	$183	$341

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

As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. Many of these matters have concluded and the fines have been paid. For ongoing matters, the Company has accrued liabilities for competition law violations from these European cases totaling $237 as of December 31, 2014. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, it is difficult to estimate such amounts at this time. Currently, however, we do not expect any such incremental losses to materially impact our financial statements in the period in which they are accrued and paid, respectively.

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

Amounts in millions of dollars unless otherwise specified.

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

11. Discontinued Operations
During the quarter ended September 30, 2014, the Company reached an agreement to sell its interest in a China-based battery joint venture. This transaction closed during the quarter ended December 31, 2014, resulting in proceeds of approximately $560. In November 2014, the Company reached an agreement to divest the remainder of its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company will exchange a recapitalized Duracell Company for BH's shares of P&G stock. As of the date the transaction was signed, BH's shares were valued at approximately $4.7 billion. The Company expects to contribute approximately $1.8 billion in cash to the Duracell Company in the pre-transaction recapitalization, subject to final working capital adjustments. The Company recorded goodwill and indefinite-lived asset impairment charges during the six months ended December 31, 2014 which reflected the total estimated proceeds from the divestiture transactions (see Note 4). Since the number of shares of P&G stock the Company will receive in the Duracell transaction is fixed, the total value to be received in the transaction will be based on the Company's share price as of the closing date, which is expected to occur by the end of calendar 2015. Accordingly, any increase or decrease in the Company's share price between the transaction signing and closing dates will ultimately be reflected in earnings from discontinued operations as a gain or loss on divestiture.
The Batteries business had historically been part of the Company's Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet positions as of December 31, 2014 are presented as Assets and Liabilities held for sale in the Consolidated Balance Sheets.
On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America, and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products, our manufacturing facilities in the United States and the majority of the employees working in the Pet Care business. The agreement includes the acquisition of the Pet Care business in several additional countries, pending the receipt of necessary regulatory approvals. The European Union countries were not included in the agreement with Mars. In December 2014, the Company completed the divestiture of its Pet Care operations in Western Europe to Spectrum Brands in an all-cash transaction. Under the terms of the agreement, Spectrum Brands acquired our branded pet care products, our manufacturing facility in the Netherlands, and the majority of the employees working in the Western Europe Pet Care business. The one-time impact of these transactions is not material.
The Pet Care business had historically been part of the Company’s Health Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Pet Care business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Pet Care balance sheet positions as of December 31, 2014 and June 30, 2014 are presented as Assets and Liabilities held for sale in the Consolidated Balance Sheets.

Amounts in millions of dollars unless otherwise specified.

Following is selected financial information included in net earnings from discontinued operations for the Pet Care and Batteries businesses:

	Three Months Ended December 31
	2014			2013
	Pet Care	Batteries	Total	Pet Care	Batteries	Total
Net sales	$72	$782	$854	$383	$798	$1,181
Earnings before impairment charges and income taxes	(5)	257	252	29	220	249
Impairment charges	—	(740)	(740)	—	—	—
Income tax expense	—	(103)	(103)	(11)	(63)	(74)
Gain on sale before income taxes	13	—	13	—	—	—
Income tax expense on sale	1	—	1	—	—	—
Net earnings from discontinued operations	$9	$(586)	$(577)	$18	$157	$175

	Six Months Ended December 31
	2014			2013
	Pet Care	Batteries	Total	Pet Care	Batteries	Total
Net sales	$235	$1,388	$1,623	$758	$1,454	$2,212
Earnings before impairment charges and income taxes	14	393	407	60	370	430
Impairment charges	—	(1,713)	(1,713)	—	—	—
Income tax expense	(6)	(103)	(109)	(24)	(108)	(132)
Gain on sale before income taxes	205	—	205	—	—	—
Income tax expense on sale	(187)	—	(187)	—	—	—
Net earnings from discontinued operations	$26	$(1,423)	$(1,397)	$36	$262	$298

The major components of assets and liabilities of the Pet Care and Batteries businesses held for sale were as follows:

	December 31, 2014		June 30, 2014
	Pet Care	Batteries	Pet Care
Cash	$—	$32	$—
Accounts receivable	—	328	—
Inventories	16	317	122
Prepaid expenses and other current assets	—	27	14
Property, plant and equipment, net	—	472	441
Goodwill and intangible assets, net	—	2,941	2,258
Other noncurrent assets	—	20	14
Total assets held for sale	$16	$4,137	$2,849

Accounts payable	$—	$169	$63
Accrued and other liabilities	—	225	13
Long-term debt	—	32	—
Noncurrent deferred tax liabilities	—	811	584
Total liabilities held for sale	$—	$1,237	$660

Amounts in millions of dollars unless otherwise specified.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors,” and Note 4 to the Consolidated Financial Statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Economic Conditions, Challenges and Risks" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

The purpose of the Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results - Six Months Ended December 31, 2014

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three and Six Months Ended December 31, 2014

•	Business Segment Discussion – Three and Six Months Ended December 31, 2014

•	Financial Condition

•	Reconciliation of Non-GAAP Measures
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (EPS), free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange, acquisitions and divestitures. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Adjusted free cash flow is free cash flow excluding tax payments for the Pet Care divestiture. Adjusted free cash flow productivity is the ratio of free cash flow to net earnings excluding impairment charges on the Batteries business. We believe these measures provide investors with important information that is useful in understanding our business results and trends. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
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
On November 13, 2014, the Company announced that it plans to divest the Duracell business via a split transaction with Berkshire Hathaway, in which it will exchange a recapitalized Duracell Company for Berkshire Hathaway’s shares of Procter & Gamble stock. The Company had previously announced an agreement to divest its controlling interest in a Chinese batteries venture, which represents the balance of the Company’s Batteries business. That transaction was completed during the quarter ended December, 31 2014. The Company expects to complete the Duracell transaction in the second half of calendar year 2015, pending necessary regulatory approvals. The Batteries business had historically been part of the Company’s Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business is now presented as discontinued operations and, as such, is excluded from both continuing operations and segment results. Additionally, the Batteries balance sheet positions as of December 31, 2014 are presented as held for sale in the Consolidated Balance Sheet.
The table below provides more information about the components of our reportable business segment structure.

Reportable Business Segment	GBUs (Categories)	Billion Dollar Brands
Beauty, Hair and Personal Care	Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care); Cosmetics; Hair Care and Color; Prestige; Salon Professional	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Electronic Hair Removal	Fusion, Gillette, Mach3, Prestobarba
Health Care	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care); Oral Care (Toothbrush, Toothpaste, Other Oral Care)	Crest, Oral-B, Vicks
Fabric Care and Home Care	Fabric Care (Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Ariel, Dawn, Downy, Febreze, Gain, Tide
Baby, Feminine and Family Care	Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper)	Always, Bounty, Charmin, Pampers

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended December 31, 2014 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31, 2014
	Net Sales	Net Earnings
Beauty, Hair and Personal Care	25%	27%
Grooming	10%	17%
Health Care	10%	11%
Fabric Care and Home Care	29%	22%
Baby, Feminine and Family Care	26%	23%
Total	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the six months ended December 31, 2014 (excluding net sales and net earnings in Corporate):

	Six Months Ended December 31, 2014
	Net Sales	Net Earnings
Beauty, Hair and Personal Care	25%	25%
Grooming	10%	16%
Health Care	10%	11%
Fabric Care and Home Care	29%	23%
Baby, Feminine and Family Care	26%	25%
Total	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2014 versus the six months ended December 31, 2013:

•
Net sales decreased 2% versus the previous year to $40.3 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 2%. Organic sales decreased 1% in Beauty, Hair, and Personal Care and increased 1% in Grooming, 3% in Health Care, 2% in Fabric Care and Home Care and 4% in Baby, Feminine and Family Care.

•
Unit volume was unchanged. Volume grew low single digits in Fabric and Home Care and Health Care. Volume decreased low single digits in Beauty, Hair and Personal Care and Grooming and was unchanged in Baby, Feminine and Family Care.

•
Net earnings from continuing operations were $5.8 billion, a decrease of $416 million or 7% versus the prior year period. This decrease was driven primarily by reduced net sales and foreign currency charges, including a $104 million after-tax charge related to balance sheet remeasurements in Venezuela.

•	Diluted net earnings per share from continuing operations decreased 5% to $2.00.

•
Net earnings attributable to Procter & Gamble were $4.4 billion, a decrease of $2.1 billion, or 32% versus the prior year period. This was primarily driven by a non-cash, after-tax impairment charge of $1.7 billion related to the goodwill and indefinite-lived intangible assets in our Batteries business (reflected in Earnings from Discontinued Operations) and the reduction in net earnings from continuing operations.

•
Core net earnings per share, which excludes discontinued operations, incremental restructuring charges, a balance sheet remeasurement charge from Venezuela and charges for European legal matters decreased 3% to $2.10.

•
Operating cash flow was $7.1 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and excluding tax payments for the Pet divestiture, was $5.8 billion. Adjusted free cash flow productivity, which is the ratio of adjusted free cash flow to net earnings excluding impairment charges on the Batteries business and tax payments for the Pet Care divestiture, was 95%.

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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2014
The following discussion provides a review of results for the three months ended December 31, 2014 versus the three months ended December 31, 2013.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2014	2013	% CHG
Net sales	$20,161	$21,099	(4)%
Operating income	3,947	4,302	(8)%
Net earnings from continuing operations	2,975	3,297	(10)%
Net earnings from discontinued operations	(577)	175	(430)%
Net earnings attributable to Procter & Gamble	2,372	3,428	(31)%
Diluted net earnings per common share	0.82	1.18	(31)%
Diluted net earnings per share from continuing operations	1.02	1.12	(9)%
Core earnings per common share	1.06	1.15	(8)%

COMPARISONS AS A % OF NET SALES	2014	2013	Basis Pt Chg
Gross margin	50.0%	50.4%	(40)
Selling, general & administrative expense	30.4%	30.0%	40
Operating margin	19.6%	20.4%	(80)
Earnings before income taxes	19.0%	19.8%	(80)
Net earnings attributable to Procter & Gamble	11.8%	16.2%	(440)

Net Sales

Net sales decreased 4% to $20.2 billion for the second quarter on unit volume that was unchanged versus the prior year period. Volume grew low single digits in Fabric Care and Home Care. Volume decreased low single digits in Beauty, Hair and Personal Care, Health Care, and Grooming. Volume was unchanged in Baby, Feminine and Family Care. Volume increased low single digits in developed regions and decreased low single digits in developing regions. Higher pricing, primarily to offset inflation and devaluation, increased net sales by 1%. The impact of favorable geographic and product mix also increased net sales by 1%, due to disproportionate growth in developed regions and in higher priced product categories such as Baby Care and Oral Care. Unfavorable foreign exchange reduced net sales by 5% and the mix impact of minor brand divestitures reduced net sales by 1%. Organic sales grew 2% driven by pricing and mix.

	Net Sales Change Drivers 2014 vs. 2013 (Three Months Ended December 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty, Hair and Personal Care	-2%	-2%	-4%	1%	0%	-1%	-6%
Grooming	-2%	-2%	-7%	4%	0%	0%	-5%
Health Care	-2%	-2%	-4%	0%	3%	0%	-3%
Fabric Care and Home Care	2%	2%	-6%	1%	0%	-1%	-4%
Baby, Feminine and Family Care	0%	0%	-6%	1%	3%	0%	-2%
TOTAL COMPANY	0%	0%	-5%	1%	1%	-1%	-4%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin decreased 40 basis points to 50.0% of net sales for the quarter. Gross margin was negatively impacted by a 50 basis point impact from higher commodity costs, a 60 basis point impact from unfavorable foreign exchange, a 110 basis point impact from unfavorable geographic and product mix, primarily from a decline in the Prestige business and within the Fabric Care and Home Care segment, and to a lesser extent from capacity investments and higher restructuring costs. These impacts were partially offset by a 190 basis point positive impact from manufacturing cost savings and a 60 basis point benefit from higher pricing.

Total selling, general and administrative expenses (SG&A) decreased 3% to $6.1 billion, with reduced overhead and marketing spending being partially offset by increased foreign exchange costs. SG&A as a percentage of net sales increased 40 basis points to 30.4%, due largely to the negative scale impacts from reduced sales. Marketing spending as a percentage of net sales decreased 50 basis points behind efficiency efforts, primarily in non-media spending areas. Overhead costs as a percentage of net sales increased 20 basis points, as productivity savings in overhead spending were more than offset by wage inflation and investments in research and development. Foreign exchange transactional charges added approximately 70 basis points to SG&A as a percentage of net sales. These transactional charges primarily include the impacts of revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency.

Non-Operating Expenses and Income

Interest expense was $160 million for the quarter, a decrease of $25 million versus the prior year period due to lower total debt and a decrease in weighted average interest rates. Interest income was $34 million for the quarter, an increase of $12 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income decreased $24 million to $19 million.

Income Taxes
The effective tax rate on continuing operations increased 130 basis points to 22.5% primarily due to the unfavorable geographic mix of earnings. The current year rate also increased 30 basis points due to the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 220 basis points in the current year versus 250 basis points in the prior year). These impacts were partially offset by the impact of U.S. corporate tax law changes effective in the current period.

Net Earnings from Continuing Operations

Net earnings from continuing operations decreased $322 million or 10% for the quarter. This decline was caused primarily by the reduction in net sales and an 80 basis point reduction in operating income margin, driven by the gross margin decline and the increase in SG&A as a percentage of net sales (both discussed above). Foreign exchange impacts reduced net earnings by about $450 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily in Russia, the Ukraine, Venezuela and Argentina. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations decreased 9% to $1.02 due to reduced net sales and operating income margin.

Discontinued Operations

The company incurred a net loss from discontinued operations of $577 million in the current period, versus net earnings of $175 million in the prior year. The decline was driven primarily by current year after-tax impairment charges of $740 million (see Note 4 to the Consolidated Financial Statements).

Net Earnings

Net earnings attributable to Procter & Gamble decreased $1.1 billion or 31% to $2.4 billion for the quarter. The decline was due to the $740 million impairment charge in discontinued operations discussed above and the reduction in net earnings from continuing operations. Diluted net earnings per share declined 31% to $0.82. Core net earnings per share decreased 8% to $1.06. Core net earnings per share for the quarter represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plan and charges related to European legal matters in both periods.

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

The Venezuelan government currently has three exchange rate mechanisms.  The preferential CENCOEX (National Center for External Commerce) exchange rate is 6.3 Venezuelan bolivares fuerte (VEF) per dollar and can be used for the importation of certain qualifying products.  SICAD I (Complementary System for Foreign Exchange Administration) is an auction-based exchange program that the Company expects to be able to access for dividends and certain other qualifying imports of finished goods and materials.  The rate available through SICAD I was 10.6 VEF per dollar at June 30, 2014 and 12.0 VEF per dollar at December 31, 2014.  The government introduced a third exchange mechanism, referred to as SICAD II, which is also an auction-based program currently trading at 52.1 VEF per dollar.  The Company does not expect to access SICAD II.  Accordingly, the underlying SICAD II exchange rates have not been utilized for purposes of remeasuring or translating our Venezuela results.

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

On January 24, 2014, the government made a number of announcements affecting currency exchange rate and other controls, including the introduction of the SICAD I and II exchange rate mechanisms. While there is considerable uncertainty as to the nature of transactions that will flow through CENCOEX and how CENCOEX will operate in the future, a significant portion of our imports have, and the Company believes will continue to qualify for the preferential rate. However, the Company expects the importation of certain finished goods and raw materials for some product categories, along with the payment of dividends and royalties, will be executed under the SICAD I rate. The Company incurred an after-tax charge of $275 million during the quarter ended March 31, 2014 to remeasure certain portions of our local Venezuela balance sheets not qualifying for the preferential CENCOEX rate to the initial SICAD I exchange rate. The Company incurred an additional after-tax charge of $104 million ($0.04 per share) in the quarter ended September 30, 2014 to remeasure additional historic portions of our local Venezuela balance sheets that will not qualify for the preferential CENCOEX rate. Because the SICAD I rate fluctuates based on auctions that occur periodically during each quarter, the potential exists for additional impacts if the auction rate changes significantly. There could also be additional financial impacts if the SICAD I rate becomes applicable to additional categories of imports or other types of currency transactions.

As of December 31, 2014, the Company had net monetary assets denominated in local currency of approximately $1,060 million. Approximately $600 million of that amount is expected to be utilized to satisfy liabilities for past imports that were approved under CENCOEX and are measured at the preferential 6.3 rate. The remaining balance has been measured at the SICAD I rate. Local currency net monetary balances increased approximately $30 million versus June 30, 2014, as the remeasurement of balances from the preferential CENCOEX rate to the SICAD I rate and a devaluation of the SICAD I rate during the fiscal year to date period was more than offset by earnings in Venezuela and delayed timing of CENCOEX payments.

Other controls imposed by the Venezuelan government include import authorization controls, currency exchange and payment controls, price controls and recently enacted profit margin controls. While government restrictions and exchange rate mechanisms place some limits on our business decisions, the consolidated financial statements reflect our Venezuela operations as a controlled subsidiary. We will continue to monitor developments in Venezuela to assess if government restrictions and exchange rate controls evolve such that we no longer have effective control of business operations.

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

RESULTS OF OPERATIONS – Six Months Ended December 31, 2014
The following discussion provides a review of results for the six months ended December 31, 2014 versus the six months ended December 31, 2013.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2014	2013	% CHG
Net sales	$40,347	$41,273	(2)%
Operating income	7,725	8,272	(7)%
Net earnings from continuing operations	5,815	6,231	(7)%
Net earnings from discontinued operations	(1,397)	298	(569)%
Net earnings attributable to Procter & Gamble	4,362	6,455	(32)%
Diluted net earnings per common share	1.51	2.21	(32)%
Diluted net earnings per share from continuing operations	2.00	2.11	(5)%
Core earnings per common share	2.10	2.16	(3)%

COMPARISONS AS A % OF NET SALES	2014	2013	Basis Pt Chg
Gross margin	49.7%	49.9%	(20)
Selling, general & administrative expense	30.6%	29.8%	80
Operating margin	19.1%	20.0%	(90)
Earnings before income taxes	18.6%	19.4%	(80)
Net earnings attributable to Procter & Gamble	10.8%	15.6%	(480)

Net Sales

Net sales decreased 2% to $40.3 billion fiscal year to date on unit volume that was unchanged versus the prior year period. Volume grew low single digits in Fabric and Home Care and Health Care. Volume decreased low single digits in Beauty, Hair and Personal Care, and Grooming. Volume was unchanged in Baby, Feminine and Family Care. Volume increased low single digits in developed regions and decreased low single digits in developing regions. Higher pricing increased net sales by 1%. The impact of favorable product and geographic mix also increased net sales by 1%, due to disproportionate growth in developed regions and in higher priced product categories such as Baby Care and Oral Care. Unfavorable foreign exchange reduced net sales by 3% and the mix impact of minor brand divestitures also had a 1% negative impact. Organic sales grew 2% driven by pricing and mix.

	Net Sales Change Drivers 2014 vs. 2013 (Six Months Ended December 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty, Hair and Personal Care	-2%	-1%	-3%	0%	0%	1%	-4%
Grooming	-2%	-2%	-4%	4%	-1%	0%	-3%
Health Care	1%	1%	-2%	0%	2%	0%	1%
Fabric Care and Home Care	2%	2%	-4%	0%	0%	-1%	-3%
Baby, Feminine and Family Care	0%	0%	-4%	2%	2%	0%	0%
TOTAL COMPANY	0%	0%	-3%	1%	1%	-1%	-2%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin decreased 20 basis points to 49.7% of net sales fiscal year to date. Gross margin was negatively impacted by a 50 basis point impact from higher commodity costs, a 50 basis point impact from unfavorable foreign exchange, an 80 basis point impact from unfavorable geographic and product mix, primarily from a decline in the Prestige business and within the Fabric Care and Home Care segment, and about 50 basis point impact from initiatives and capacity investments. These impacts were partially offset by a 170 basis point positive impact from manufacturing cost savings and a 50 basis point benefit from higher pricing.

Total selling, general and administrative expenses (SG&A) were unchanged at $12.3 billion. Foreign exchange transactional charges and a $138 million before tax charge to remeasure certain Venezuelan balance sheet items were offset by reduced overhead and marketing spending. SG&A as a percentage of net sales increased 80 basis points to 30.6%, due to the negative scale impacts of lower net sales. Marketing spending as a percentage of net sales decreased 50 basis points as lower spending due to efficiency efforts, primarily in non-media spending areas, was partially offset by the negative scale impacts. Overhead spending as a percentage of net sales increased 30 basis points as productivity savings of 70 basis points from reduced overhead spending were more than offset by wage inflation and investments in research and development. Foreign exchange transactional charges added approximately 100 basis points to SG&A as a percentage of net sales, including the Venezuela remeasurement impact.

Non-Operating Expenses and Income

Interest expense was $330 million fiscal year to date, a decrease of $21 million versus the prior year period due to lower total debt and a decrease in weighted average interest rates. Interest income was $65 million fiscal year to date, an increase of $21 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income decreased $8 million to $40 million.

Income Taxes

The effective tax rate on continuing operations increased 30 basis points to 22.5%.  The current year rate increased 10 basis points due to the non-deductibility of antitrust matters in Europe. In addition, there was a 10 basis point increase due to the net impact of favorable discrete adjustments related to uncertain income tax positions. The net benefit of those adjustments on the current year was $102 million, or 135 basis points, versus 145 basis points of net benefit in the prior year.

Net Earnings from Continuing Operations

Net earnings from continuing operations decreased $416 million or 7% versus the prior year period. This decline was caused primarily by the reduction in net sales and a 90 basis point reduction in operating income margin, driven by the gross margin decline and the increase in SG&A as a percentage of net sales (both discussed above). Unfavorable foreign exchange impacts reduced net earnings by about $750 million fiscal year to date due to weakening of certain key currencies against the U.S. dollar, primarily in Russia, the Ukraine, Venezuela and Argentina and a $104 million after-tax charge related to balance sheet remeasurement in Venezuela recognized in the first quarter. Diluted net earnings per share from continuing operations decreased 5% to $2.00 due to reduced net sales and operating income margin.

Discontinued Operations

The company incurred a net loss from discontinued operations of $1.4 billion in the current period, versus net earnings of $297 million in the prior year. The decline was driven primarily by current year after-tax impairment charges of $1.7 billion (see Note 4 to the Consolidated Financial Statements).

Net Earnings

Net earnings attributable to Procter & Gamble decreased $2.1 billion or 32% to $4.4 billion fiscal year to date. The decline was due to the $1.7 billion impairment charge in earnings from discontinued operations discussed above and the reduction in net earnings from continuing operations. Diluted net earnings per share declined 32% to $1.51. Core net earnings per share decreased 3% to $2.10. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plan and charges related to European legal matters in both periods and charges in the current period related to the balance sheet remeasurement in Venezuela.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2014

The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and six month periods ended December 31, 2014 are provided based on a comparison to the same three and six month periods ended December 31, 2013. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and six months ended December 31, 2014 versus the comparable prior year period (amounts in millions):

	Three Months Ended December 31, 2014
	Net Sales	% Change Versus Year Ago	Earnings / (Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings / (Loss) from Continuing Operations	% Change Versus Year Ago
Beauty, Hair and Personal Care	$4,962	(6)%	$1,089	(6)%	$863	(7)%
Grooming	2,007	(5)%	713	(2)%	544	(2)%
Health Care	2,088	(3)%	514	(2)%	369	(1)%
Fabric Care and Home Care	5,775	(4)%	1,083	(6)%	706	(6)%
Baby, Feminine and Family Care	5,217	(2)%	1,117	2%	760	(1)%
Corporate	112	N/A	(676)	N/A	(267)	N/A
Total Company	$20,161	(4)%	$3,840	(8)%	$2,975	(10)%

	Six Months Ended December 31, 2014
	Net Sales	% Change Versus Year Ago	Earnings / (Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings / (Loss) from Continuing Operations	% Change Versus Year Ago
Beauty, Hair and Personal Care	$9,819	(4)%	$2,015	(3)%	$1,573	(3)%
Grooming	3,948	(3)%	1,334	—%	1,010	—%
Health Care	4,099	1%	973	7%	691	8%
Fabric Care and Home Care	11,708	(3)%	2,164	(7)%	1,425	(7)%
Baby, Feminine and Family Care	10,539	—%	2,319	6%	1,585	6%
Corporate	234	N/A	(1,305)	N/A	(469)	N/A
Total Company	$40,347	(2)%	$7,500	(6)%	$5,815	(7)%

Beauty, Hair and Personal Care
Three months ended December 31, 2014 compared with three months ended December 31, 2013
Beauty, Hair and Personal Care net sales decreased 6% to $5.0 billion during the second fiscal quarter on a 2% decrease in unit volume. Organic sales decreased 1%, including a 1% positive impact from price increases. Unfavorable foreign exchange reduced net sales by 4% and the mix impact of minor brand divestitures reduced net sales by 1%. Global market share of the Beauty, Hair and Personal Care segment decreased 0.4 points. Volume decreased low single digits in both developed and developing markets.

•
Volume in Hair Care decreased low single digits in both developed and developing markets due to competitive activity in developed markets (primarily Japan) and following increased pricing and minor divestitures in developing markets. Global market share of the hair care category decreased less than half a point.

•
Volume in Skin and Personal Care decreased low single digits as decreases in skin care and personal cleansing were partially offset by growth in deodorants. Volume was unchanged in developed regions and decreased mid-single digits in developing regions due to ongoing competitive activity. Global market share of the skin and personal care category decreased nearly half a point.

•
Volume in Cosmetics increased low single digits both in developed markets (driven by increased merchandising investment) and in developing markets (primarily due to product innovation). Global market share of the cosmetics category decreased slightly.

•
Volume in Salon Professional decreased mid-single digits primarily due to a double-digit decrease in developing markets following increased pricing. Volume decreased low single digits in developed markets due to market contraction.

•	Volume in Prestige decreased double digits due to lower levels of product innovation versus the base period.
Net earnings decreased 7% to $863 million primarily due to the currency-driven reduction in net sales. Net earnings margin decreased nominally due to lower gross margin from unfavorable product mix, mainly a decline in the Prestige business, partially offset by a reduction in SG&A as a percent of sales due to lower spending from the Company's focus on marketing efficiencies and reducing overheads.

Six months ended December 31, 2014 compared with six months ended December 31, 2013
Beauty, Hair and Personal Care net sales decreased 4% to $9.8 billion fiscal year to date on a 2% decrease in unit volume. Organic sales decreased 1% on a 1% decrease in organic volume. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Beauty, Hair and Personal Care segment decreased 0.4 points. Volume decreased low single digits in both developed and developing markets.

•
Volume in Hair Care decreased low single digits. Volume was unchanged in developed markets and decreased low single digits in developing markets following increased pricing and minor divestitures. Global market share of the hair care category decreased half a point.

•
Volume in Skin and Personal Care decreased low single digits as decreases in skin care and personal cleansing were partially offset by growth in deodorants. Volume increased low single digits in developed regions from product innovation and decreased low single digits in developing regions due to ongoing competitive activity. Global market share of the skin and personal care category decreased nearly half a point.

•
Volume in Cosmetics increased low single digits due to a double-digit increase in developing markets primarily due to market growth and product innovation. Volume in developed markets increased low single digits. Global market share of the cosmetics category decreased slightly.

•
Volume in Salon Professional decreased low single digits due to a mid-single-digit decrease in developing markets following increased pricing and due to market contraction. Volume in developed markets decreased low single digits primarily due to market declines.

•	Volume in Prestige decreased high single digits due to market contraction and reduced levels of initiative activity.
Net earnings decreased 3% to $1,573 million primarily due to the currency-driven reduction in net sales. Net earnings margin increased nominally as lower gross margin from unfavorable product mix was offset by a reduction in SG&A as a percent of sales due to lower spending from the Company's focus on marketing efficiencies and reducing overheads.

Grooming
Three months ended December 31, 2014 compared with three months ended December 31, 2013
Grooming net sales decreased 5% to $2.0 billion during the second fiscal quarter on a 2% decrease in unit volume. Organic sales increased 2%. Price increases in blades and razors and appliances contributed 4% to net sales. Unfavorable foreign exchange reduced net sales by 7%. Global market share of the Grooming segment decreased 0.3 points versus year ago. Volume decreased low single digits in both developed regions and developing regions.

•
Shave Care volume decreased low single digits due to a low single-digit decrease in both developed and developing regions caused primarily by market contraction in developed regions and by reduced volumes following increased pricing in developing regions. Global market share of the blades and razors category was flat.

•
Volume in Electronic Hair Removal increased mid-single digits in both developed and developing regions behind product innovation and market growth. Global market share of the electronic hair removal category was flat.

Net earnings decreased 2% to $544 million as the decline in net sales was partially offset by a 100-basis point increase in net earnings margin. Net earnings margin increased primarily due to gross margin expansion from higher pricing and manufacturing cost savings. The net earnings margin also benefited from decreased SG&A due to reduced marketing spending.

Six months ended December 31, 2014 compared with six months ended December 31, 2013
Grooming net sales decreased 3% to $3.9 billion fiscal year to date on a 2% decrease in unit volume. Organic sales increased 1%. Price increases in blades and razors and appliances contributed 4% to net sales. Unfavorable geographic and product mix reduced net sales by 1% due to disproportionate volume decline in developed regions which have higher than segment-average selling prices and a shift away from premium-tier products. Unfavorable foreign exchange reduced net sales by 4%. Global market share of the Grooming segment decreased 0.2 points versus year ago. Volume decreased low single digits in both developed and developing regions.

•
Shave Care volume decreased low single digits due to a mid-single-digit decrease in developed regions caused by market contraction and a low single-digit decrease in developing regions following increased pricing. Global market share of the blades and razors category increased less than half a point.

•
Volume in Electronic Hair Removal increased mid-single digits driven primarily by a high single-digit increase in developing markets behind product innovation and market growth. Global market share of the electronic hair removal category decreased slightly.

Net earnings were unchanged at $1.0 billion as the decline in net sales was offset by a 90-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and a reduction in SG&A spending. Gross margin increased primarily due to higher pricing and manufacturing cost savings. SG&A decreased due to reduced marketing spending.

Health Care
Three months ended December 31, 2014 compared with three months ended December 31, 2013
Health Care net sales decreased 3% to $2.1 billion during the second fiscal quarter on a 2% decrease in unit volume. Organic sales increased 1%. Unfavorable foreign exchange reduced net sales by 4%. Favorable geographic and product mix increased net sales 3%, primarily driven by Oral Care growth in developed markets, which has higher average sales prices. Global market share of the Health Care segment decreased 0.1 points. Volume increased low single digits in developed regions but decreased high single digits in developing regions.

•
Oral Care volume decreased low single digits as a mid-single-digit decrease in developing regions following increased pricing was partially offset by low single-digit growth in developed regions from product innovation. Global market share of the oral care category was flat.

•
Volume in Personal Health Care decreased high single digits. A mid-single-digit decrease in developed markets and a double digit decrease in developing markets were both driven primarily by competitive activity. Global market share of the personal health care category decreased more than half a point.

Net earnings decreased 1% to $369 million as the decrease in net sales was partially offset by a 30-basis point increase in net earnings margin. Net earnings margin increased due to reduced SG&A spending as a percentage of net sales partially offset by a reduction in gross margin. SG&A declined as a percentage of net sales due to the focus on marketing spending efficiencies and reduced overhead spending. Gross margin decreased primarily due to the currency-driven reduction in net sales and negative scale impact of lower volume, partially offset by manufacturing cost savings.

Six months ended December 31, 2014 compared with six months ended December 31, 2013
Health Care net sales increased 1% to $4.1 billion fiscal year to date on a 1% increase in unit volume. Organic sales increased 3%. Favorable geographic and product mix increased net sales 2%, primarily driven by Oral Care growth in developed markets, which has higher average sales prices. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Health Care segment decreased 0.1 points. Volume increased low single digits in developed regions but decreased low single digits in developing regions.

•
Oral Care volume increased low single digits due to mid-single-digit growth in developed regions from product innovation, partially offset by low single-digit decline in developing regions following increased pricing. Global market share of the oral care category was flat.

•
Volume in Personal Health Care decreased low single digits due to a low single-digit decrease in developed markets and a mid-single-digit decrease in developing markets. Market growth and new product innovation were more than offset by the negative impact of competitive activity. Global market share of the personal health care category was down one point.

Net earnings increased 8% to $691 million due to the increase in net sales and a 110-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and reduced SG&A spending as a percentage of net sales. Gross margin increased primarily due to the impact of higher pricing and manufacturing cost savings. SG&A declined as a percentage of net sales due to the focus on marketing spending efficiencies and scale leverage from increased sales.

Fabric Care and Home Care
Three months ended December 31, 2014 compared with three months ended December 31, 2013
Fabric Care and Home Care net sales for the second fiscal quarter decreased 4% to $5.8 billion on a 2% increase in unit volume. Organic sales increased 3%. Unfavorable foreign exchange reduced net sales by 6%. Price increases contributed 1% to net sales. The mix impact of minor brand divestitures reduced net sales by 1%. Global market share of the Fabric Care and Home Care segment decreased 0.1 points. Volume increased low single digits in both developed and developing regions.

•
Fabric Care volume increased low single digits due to low single-digit increases in both developed and developing regions behind product innovation and lower pricing in certain regions. Global market share of the fabric care category was flat.

•
Home Care volume decreased low single digits as a low single-digit decrease in developed markets due to competitive activity was partially offset by a low single-digit increase in developing regions from product innovation. Global market share of the home care category was down less than half a point.

Net earnings decreased 6% to $706 million behind the currency-driven reduction in net sales and a 30-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by lower SG&A spending as a percent of sales. Gross margin decreased due to the effects of unfavorable sales channel, geographic, and product mix impacts and higher commodity costs, partially offset by manufacturing cost savings. SG&A as percentage of net sales decreased due to a reduction in marketing spending.

Six months ended December 31, 2014 compared with six months ended December 31, 2013
Fabric Care and Home Care net sales decreased 3% to $11.7 billion fiscal year to date on a 2% increase in unit volume. Organic sales increased 2%. Unfavorable foreign exchange reduced net sales by 4% and the mix impact of minor brand divestitures reduced sales by 1%. Global market share of the Fabric Care and Home Care segment was unchanged. Volume increased low single digits in both developed and developing regions.

•
Fabric Care volume increased low single digits driven by a low single-digit increase in both developed and developing regions behind market growth and product innovation. Global market share of the fabric care category increased slightly.

•
Home Care volume was unchanged as a low single-digit increase in developing regions from product innovation was offset by a low single-digit decrease in developed markets due to competitive activity. Global market share of the home care category was down slightly.

Net earnings decreased 7% to $1.4 billion behind the net sales reduction and a 60-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction. Gross margin decreased primarily due to unfavorable geographic mix impacts from higher growth in developing regions, partially offset by manufacturing cost savings. SG&A as percentage of net sales was unchanged as a reduction in marketing spending as a percentage of net sales was largely offset by increased overhead spending.

Baby, Feminine and Family Care
Three months ended December 31, 2014 compared with three months ended December 31, 2013
Baby, Feminine and Family Care net sales decreased 2% to $5.2 billion during the second fiscal quarter on unit volume that was unchanged. Organic sales were up 4%. Unfavorable foreign exchange reduced net sales by 6%. Price increases, primarily in Baby Care, increased net sales by 1%. Favorable product mix, particularly in Feminine Care and Baby Care, increased net sales by 3%. Global market share of the Baby, Feminine and Family Care segment decreased 0.7 points. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Volume in Baby Care increased low single digits due to a mid-single-digit increase in developed regions from product innovation, partially offset by a low single-digit decrease in developing regions following increased pricing. Global market share of the baby care category decreased half a point.

•
Volume in Feminine Care decreased low single digits as a low single-digit decline in developing regions due to competitive activity was partially offset by low single-digit growth in developed regions from product innovation. Global market share of the feminine care category was flat.

•
Volume in Family Care decreased low single digits as low single-digit growth in developed regions was more than offset by a double-digit decline in developing regions due to decreased distribution. In the U.S., all-outlet share of the family care category decreased more than a point.

Net earnings decreased 1% to $760 million due to the currency-driven reduction in net sales, which was partially offset by a 20-basis point increase in net earnings margin. Net earnings margin increased due to higher gross margin, which was driven by higher pricing and manufacturing cost savings.

Six months ended December 31, 2014 compared with six months ended December 31, 2013
Baby, Feminine and Family Care net sales were unchanged at $10.5 billion fiscal year to date on unit volume that was unchanged. Organic sales were up 4%. Price increases, primarily in Baby Care, increased net sales by 2%. Favorable product mix, particularly in Feminine Care and Baby Care increased net sales by 2%. Unfavorable foreign exchange reduced net sales by 4%. Global market share of the Baby, Feminine and Family Care segment decreased 0.6 points. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Volume in Baby Care was unchanged as a low single-digit increase in developed regions from product innovation was offset by a low single-digit decrease in developing regions following increased pricing. Global market share of the baby care category decreased nearly half a point.

•
Volume in Feminine Care increased low single digits due to mid-single-digit growth in developed regions from product innovation, partially offset by a low single-digit decline in developing regions due to competition. Global market share of the feminine care category decreased less than half a point.

•
Volume in Family Care decreased low single digits as low single-digit growth in developed regions was more than offset by a double-digit decline in developing regions due to competitive activity. In the U.S., all-outlet share of the family care category decreased more than a point.

Net earnings increased 6% to $1.6 billion due to a 90-basis point increase in net earnings margin. Net earnings margin increased due to higher gross margin, which was driven by higher pricing and manufacturing cost savings, partially offset by foreign exchange and higher commodity costs.

Corporate

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical results of certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; certain significant asset impairment charges; and certain balance sheet impacts from significant foreign exchange devaluations. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item includes income taxes to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate.

Corporate net sales decreased by $87 million during the second fiscal quarter and $129 million fiscal year to date primarily due to the prior year divestiture of the MDVIP business. Corporate net expenses from continuing operations increased $194 million in the second fiscal quarter and $414 million fiscal year to date primarily due to unfavorable foreign exchange impacts, including a charge in the first quarter to remeasure certain Venezuela balance sheet items. Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.

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
As part of this plan, the Company expects to incur in excess of $4.5 billion in before-tax restructuring costs over a five-year period (from fiscal 2012 through fiscal 2016). Approximately 70% of the estimated costs have been incurred through December 2014. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment.  Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver in excess of $2.8 billion in annual gross savings (before-tax).  The cumulative before-tax savings as of the current year are expected to be approximately $1.9 - $2.2 billion.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

LIQUIDITY & CAPITAL RESOURCES

Operating Activities

We generated $7.1 billion of cash from operating activities fiscal year to date, an increase of $1.7 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share based compensation, deferred income taxes, gain on sale of businesses and goodwill and indefinite lived intangible impairment charges), generated $7.6 billion of operating cash flow. Working capital and other impacts used $486 million of cash in the period. Accounts receivable used $342 million of cash due to seasonality in certain businesses. Inventory consumed $506 million of cash mainly to support product initiatives. Accounts payable, accrued and other liabilities generated $243 million of cash primarily due to the timing of income tax payments. All other operating assets and liabilities generated $119 million of cash.

Investing Activities

Cash used by investing activities was $869 million fiscal year to date. Proceeds from asset sales generated $3.6 billion of proceeds, primarily from the sale of our Pet Care business in North America, Latin America and other selected markets, the sale of our

Chinese battery venture, and other minor brand divestitures. This was offset by capital expenditures and purchases of investment securities. Capital expenditures consumed $1.6 billion or 4.1% of net sales, as compared to $1.7 billion in the prior year period. We used $2.9 billion of cash in the current period for net purchases of available for sale securities and other investments.

Financing Activities

Our financing activities consumed net cash of $6.3 billion fiscal year to date. We used $4.3 billion for treasury stock purchases, $3.6 billion for dividends, and repaid net debt of $447 million. The impact of exercised stock options generated $2.0 billion of cash.

As of December 31, 2014, our current liabilities exceeded current assets by $1 billion ($3.9 billion, excluding current asset and current liabilities of the Pet Care and Batteries businesses held for sale). We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The following table provides a numerical reconciliation of reported sales growth to organic sales for the three and six months ended December 31, 2014:

Three months ended December 31, 2014	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty, Hair and Personal Care	(6)%	4%	1%	(1)%
Grooming	(5)%	7%	—%	2%
Health Care	(3)%	4%	—%	1%
Fabric Care and Home Care	(4)%	6%	1%	3%
Baby, Feminine and Family Care	(2)%	6%	—%	4%
Total Company	(4)%	5%	1%	2%
 * Acquisition/Divestiture Impacts includes the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Six months ended December 2014	Net Sales Growth	Foreign Exchange Impact	Acquisition/ Divestiture Impact*	Organic Sales Growth
Beauty, Hair and Personal Care	(4)%	3%	—%	(1)%
Grooming	(3)%	4%	—%	1%
Health Care	1%	2%	—%	3%
Fabric Care and Home Care	(3)%	4%	1%	2%
Baby, Feminine and Family Care	—%	4%	—%	4%
Total Company	(2)%	3%	1%	2%
 * Acquisition/Divestiture Impacts includes the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Core EPS: This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings, current year charges for European legal matters and remeasuring certain Venezuela balance sheet items.

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

	Three Months Ended December 31
	2014	2013
Diluted net earnings per share from continuing operations	$1.02	$1.12
Incremental restructuring charges	0.03	0.03
Charge for European legal matters	0.01	—
CORE EPS	$1.06	$1.15
Core EPS Growth	(8)%

	Six Months Ended December 31
	2014	2013
Diluted net earnings per share from continuing operations	$2.00	$2.11
Incremental restructuring charges	0.05	0.04
Venezuela balance sheet remeasurement	0.04	—
Charge for European legal matters	0.01	—
Rounding	—	0.01
CORE EPS	$2.10	$2.16
Core EPS Growth	(3)%

Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.

Adjusted Free Cash Flow: Adjusted free cash flow is defined as operating cash flow less capital expenditures and excluding tax payments for the Pet Care divestiture. We view adjusted free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment.

	Operating Cash Flow	Capital Spending	Free Cash Flow	Cash Tax Payment - Pet Care Sale	Adjusted Free Cash Flow
July 2014 - December 2014	$7,068	$1,642	$5,426	$363	$5,789

Adjusted Free Cash Flow Productivity: Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding impairment charges on the Batteries business. The Company’s long-term target is to generate free cash flow at or above 90% of net earnings. Adjusted free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The reconciliation of free cash flow and adjusted free cash flow productivity is provided below (amounts in millions):

	Net Earnings	Impairment Charges	Net Earnings Excl. Impairment Charges on Batteries	Adjusted Free Cash Flow Productivity
July 2014 - December 2014	$4,418	$1,672	$6,090	95%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s exposure to market risk since June 30, 2014. Additional information can be found in Note 5 - Risk Management Activities and Fair Value Measurements of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a global company, with operations in approximately 70 countries, and products sold in more than 180 countries and territories around the world. The global nature of our company creates increased financial, operational and manufacturing risks.

We face numerous risks related to the global and political economic environment.

•
If the global economy experiences significant disruptions, our business could be negatively impacted by reduced demand for our products related to: a slow-down in the general economy; reduced market growth rates; supplier, vendor or customer disruptions resulting from tighter credit markets; and/or interruptions in our ability to conduct day-to-day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.

•
Our objective is to maintain credit ratings that provide us with ready access to global capital and credit markets. Any downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us.

•
We may be negatively impacted by political issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments.

•
We hold assets, incur liabilities, earn revenues, and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates, such as the recent volatility in the Russian Ruble, may therefore adversely impact our business results or financial condition. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 5 to our Consolidated Financial Statements.

Our success will depend, in part, on our ability to manage continued global and/or economic uncertainty, including foreign currency fluctuations, as well as any political or economic disruption.

We face risks associated with having significant international operations.

Our international operations are subject to a number of risks, including, but not limited to:

•	compliance with local laws and regulations in each country, as well as U.S. laws affecting operations outside the U.S., such as the Foreign Corrupt Practices Act;

•	changes in exchange controls and other limits on our ability to repatriate earnings from overseas;

•	discriminatory or conflicting fiscal policies;

•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions;

•	risk of uncollectible accounts and longer collection cycles;

•	effective and immediate implementation of control environment processes across our diverse operations and employee base; and

•	imposition of increased or new tariffs, quotas, price controls, trade barriers or similar restrictions on our sales outside the U.S.

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

We face risks that are inherent in global manufacturing that could negatively impact our business results.

•	We need to maintain key manufacturing and supply arrangements, including any key sole supplier and sole manufacturing plant arrangements, to achieve our cost targets.

•
While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, it may be impracticable to have a sufficient alternative source, particularly when the input materials are in limited supply.

•
In addition, our strategy for global growth includes increased presence in emerging markets. Some emerging markets have greater political volatility and greater vulnerability to infrastructure and labor disruptions than established markets.

•
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

Our costs are subject to fluctuations, particularly due to changes in commodity prices, raw materials, labor costs, energy costs, and pension and healthcare costs. Therefore, our success is dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. In addition, our financial projections include cost savings described in our announced productivity plan. Failure to deliver these savings could adversely impact our results.

Our ability to meet our growth targets depends on successful product, marketing and operations innovation and our ability to successfully respond to competitive innovation.

We are a consumer products company and rely on continued global demand for our brands and products. Achieving our business results depends, in part, on the successful development, introduction and marketing of new products and improvements to our equipment and manufacturing processes. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, including consumer trends and habits, to obtain and maintain necessary intellectual property protections and to avoid infringing the intellectual property rights of others. We must also be able to successfully respond to technological advances made by competitors and intellectual property rights granted to competitors. Failure to do so could compromise our competitive position and impact our results.

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

The Company's reputation, and the reputation of its brands, form the foundation of our relationships with key stakeholders and other constituencies, such as consumers, customers and suppliers. The quality and safety of our products is critical to our business. Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands and the success of these brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to a significant product recall, product-related litigation, allegations of product tampering, or the distribution and sale of counterfeit products. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy or similar matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer. Widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative or inaccurate postings or comments about the Company could generate adverse publicity that could damage the reputation of our brands or the Company. Our Company also devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and financial results could be impacted.

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

A breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, hardware, processes, associated sites or service providers could have a material adverse impact on our business or reputation.

We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•	collecting and storing customer, consumer, employee, vendor, investor and other stakeholder information and personal data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processes necessary to manage our business.

Numerous and evolving cybersecurity threats, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across industry globally, the Company is continually increasing its sensitivity and attention to these threats. We continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems, upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. Our information technology systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability or disclosure of our business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

Our business is subject to changes in legislation, regulation and enforcement, and our ability to manage and resolve pending legal matters in the U.S. and abroad.

Our business is subject to a variety of local regulations and laws across all of the countries in which we do business. Changes in laws, regulations and related interpretations, including changes in accounting standards or taxation requirements, and/or increased enforcement actions and penalties, may alter the environment in which we do business. The increasingly complex and rapidly changing legal and regulatory environment creates additional challenges for our ethics and compliance programs. Our ability to continue to meet these challenges could have an impact on our legal, reputational and business risk.

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

Our ability to manage regulatory, environmental, tax (including, but not limited to, any audits or other investigations) and legal matters (including, but not limited to, product liability, patent and other intellectual property matters) and to resolve pending legal matters without significant liability may materially impact our results of operations and financial position.  Furthermore, if pending legal matters result in fines or costs in excess of the amounts accrued to date, that could materially impact our results of operations and financial position.

Our ability to successfully execute our portfolio optimization strategy, as well as successfully manage ongoing acquisition, joint venture and divestiture activities, could impact our business.

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

In addition, as a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results could be adversely impacted if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, 2) we are unable to offset the dilutive impacts from the loss of revenue associated with divested brands, or 3) we are not able to deliver the expected cost and growth synergies associated with our acquisitions and joint ventures, which could also have an impact on goodwill and intangible assets.

Our ability to successfully manage ongoing organizational change could impact our business results.

Our financial targets assume a consistent level of productivity improvement, and in light of our portfolio-optimization strategy, we expect to implement additional acquisition and divestiture activities and accelerate productivity improvements. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted. We expect these types of changes, which will include staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully executing these changes, including effective management transitions at leadership levels of the Company, as well as retention of particularly key employees, is critical to our business success. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited, and competition for these resources is intense. It also includes continued development and execution of robust leadership succession plans, including CEO succession.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
10/01/2014 - 10/31/2014	7,445,776	$83.94	7,445,776	(3)
11/01/2014 - 11/30/2014	6,689,444	$88.64	6,689,444	(3)
12/01/2014 - 12/31/2014	7,226,484	$90.92	7,226,484	(3)
Total	21,361,704	$87.77	21,361,704

(1)
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

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2
Regulations (as approved by the Board of Directors on October 14, 2014, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2014)

10-1	Company's Forms of Separation Agreement & Release*

10-2	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions*

10-3	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence*

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

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

THE PROCTER & GAMBLE COMPANY

January 27, 2015	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2
Regulations (as approved by the Board of Directors on October 14, 2014, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2014)

10-1	Company's Forms of Separation Agreement & Release

10-2	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions

10-3	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.