Form 10-Q
period 2015-03-31
PROCTER & GAMBLE Co
filed 2015-04-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes ☐     No ☑

There were 2,712,995,590 shares of Common Stock outstanding as of March 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2015	2014	2015	2014
NET SALES	$18,142	$19,641	$58,489	$60,914
Cost of products sold	9,327	10,040	29,619	30,722
Selling, general and administrative expense	5,680	6,295	18,010	18,614
OPERATING INCOME	3,135	3,306	10,860	11,578
Interest expense	149	180	479	531
Interest income	38	29	103	73
Other non-operating income, net	53	20	93	68
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,077	3,175	10,577	11,188
Income taxes on continuing operations	602	644	2,287	2,426
NET EARNINGS FROM CONTINUING OPERATIONS	2,475	2,531	8,290	8,762
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	(287)	105	(1,684)	403
NET EARNINGS	2,188	2,636	6,606	9,165
Less: Net earnings attributable to noncontrolling interests	35	27	91	101
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,153	$2,609	$6,515	$9,064

BASIC NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$0.88	$0.90	$2.96	$3.12
Earnings/(loss) from discontinued operations	(0.11)	0.04	(0.63)	0.14
BASIC NET EARNINGS PER COMMON SHARE	0.77	0.94	2.33	3.26
DILUTED NET EARNINGS PER COMMON SHARE (1):
Earnings from continuing operations	$0.85	$0.87	$2.84	$2.99
Earnings/(loss) from discontinued operations	(0.10)	0.03	(0.58)	0.13
DILUTED NET EARNINGS PER COMMON SHARE	0.75	0.90	2.26	3.12
DIVIDENDS PER COMMON SHARE	$0.644	$0.602	$1.931	$1.805
Diluted Weighted Average Common Shares Outstanding	2,882.5	2,894.1	2,885.3	2,908.9

(1)	Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2015	2014	2015	2014
NET EARNINGS	$2,188	$2,636	$6,606	$9,165
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(3,696)	(316)	(8,623)	1,164
Hedges	780	(12)	1,553	(322)
Investment securities	28	(1)	26	(2)
Defined benefit retirement plans	354	60	855	24
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(2,534)	(269)	(6,189)	864
TOTAL COMPREHENSIVE INCOME/(LOSS)	(346)	2,367	417	10,029
Less: Total comprehensive income attributable to noncontrolling interests	35	26	91	111
TOTAL COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$(381)	$2,341	$326	$9,918

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2015	June 30, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$8,374	$8,558
Available-for-sale investment securities			4,786	2,128
Accounts receivable			4,990	6,386
Inventories
Materials and supplies			1,536	1,742
Work in process			585	684
Finished goods			3,772	4,333
Total inventories			5,893	6,759
Deferred income taxes			820	1,092
Prepaid expenses and other current assets			3,067	3,845
Assets held for sale			3,632	2,849
TOTAL CURRENT ASSETS			31,562	31,617
PROPERTY, PLANT AND EQUIPMENT, NET			20,043	22,304
GOODWILL			46,856	53,704
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			26,908	30,843
OTHER NONCURRENT ASSETS			5,568	5,798
TOTAL ASSETS			$130,937	$144,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,285	$8,461
Accrued and other liabilities			8,406	8,999
Liabilities held for sale			1,115	660
Debt due within one year			15,075	15,606
TOTAL CURRENT LIABILITIES			31,881	33,726
LONG-TERM DEBT			17,364	19,811
DEFERRED INCOME TAXES			9,808	10,218
OTHER NONCURRENT LIABILITIES			8,504	10,535
TOTAL LIABILITIES			67,557	74,290
SHAREHOLDERS’ EQUITY
Preferred stock			1,086	1,111
Common stock – shares issued –	March 2015	4,009.2
	June 2014	4,009.2	4,009	4,009
Additional paid-in capital			63,841	63,911
Reserve for ESOP debt retirement			(1,319)	(1,340)
Accumulated other comprehensive income/(loss)			(13,851)	(7,662)
Treasury stock			(77,190)	(75,805)
Retained earnings			86,157	84,990
Noncontrolling interest			647	762
TOTAL SHAREHOLDERS’ EQUITY			63,380	69,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$130,937	$144,266

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2015	2014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$8,558	$5,947
OPERATING ACTIVITIES
Net earnings	6,606	9,165
Depreciation and amortization	2,326	2,317
Share-based compensation expense	231	247
Deferred income taxes	(135)	(90)
Gain on sale of businesses	(319)	(17)
Goodwill and indefinite-lived intangible asset impairment charges	2,021	—
Changes in:
Accounts receivable	308	150
Inventories	(190)	(355)
Accounts payable, accrued and other liabilities	146	(1,160)
Other operating assets and liabilities	(823)	(1,005)
Other	449	200
TOTAL OPERATING ACTIVITIES	10,620	9,452
INVESTING ACTIVITIES
Capital expenditures	(2,462)	(2,607)
Proceeds from asset sales	3,715	67
Acquisitions, net of cash acquired	(119)	3
Purchases of available-for-sale investment securities	(2,897)	—
Proceeds from sales of available-for-sale investment securities	256	—
Change in other investments	(203)	(161)
TOTAL INVESTING ACTIVITIES	(1,710)	(2,698)
FINANCING ACTIVITIES
Dividends to shareholders	(5,416)	(5,097)
Change in short-term debt	(141)	2,259
Additions to long-term debt	1,188	4,268
Reductions of long-term debt	(2,684)	(1,992)
Treasury stock purchases	(4,254)	(5,505)
Impact of stock options and other	2,664	1,544
TOTAL FINANCING ACTIVITIES	(8,643)	(4,523)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(451)	4
CHANGE IN CASH AND CASH EQUIVALENTS	(184)	2,235
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,374	$8,182

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we," or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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

Following is a summary of segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty, Hair and Personal Care	2015	$4,172	$694	$516	$13,991	$2,709	$2,089
	2014	4,691	800	624	14,878	2,869	2,241
Grooming	2015	1,801	603	456	5,749	1,937	1,466
	2014	1,863	613	463	5,937	1,944	1,469
Health Care	2015	1,909	462	303	6,008	1,435	994
	2014	1,938	398	270	5,985	1,307	909
Fabric Care and Home Care	2015	5,248	937	594	16,956	3,101	2,019
	2014	5,775	964	619	17,807	3,295	2,153
Baby, Feminine and Family Care	2015	4,890	1,011	691	15,429	3,330	2,276
	2014	5,177	1,065	725	15,747	3,246	2,215
Corporate	2015	122	(630)	(85)	356	(1,935)	(554)
	2014	197	(665)	(170)	560	(1,473)	(225)
Total Company	2015	$18,142	$3,077	$2,475	$58,489	$10,577	$8,290
	2014	19,641	3,175	2,531	60,914	11,188	8,762

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets

Goodwill is allocated by reportable segment as follows:

	Beauty, Hair and Personal Care	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at June 30, 2014	$17,040	$20,939	$6,280	$1,981	$4,910	$2,554	$53,704
Acquisitions, divestitures and discontinued operations (1)	—	—	(6)	(2)	—	(2,505)	(2,513)
Translation and other	(1,744)	(1,545)	(464)	(117)	(416)	(49)	(4,335)
GOODWILL at March 31, 2015	$15,296	$19,394	$5,810	$1,862	$4,494	$—	$46,856

(1)	Includes $1.9 billion of impairment charges related to the Batteries business which is included in discontinued operations (see Note 11).

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

In November 2014, the Company reached an agreement to divest the Batteries business via a split transaction in an exchange of a recapitalized Duracell Company for Berkshire Hathaway's (BH) shares of P&G stock (see Note 11). Based on the terms of the agreement and the value of BH's shares of P&G stock, the Company recorded a non-cash, before and after-tax impairment charge of $740 as part of discontinued operations during the quarter ended December 31, 2014 to adjust Duracell goodwill based on the expected transaction value at that time. As of March 31, 2015, the value of the shares to be received had declined versus the initially expected transaction value. The Company recorded an additional before and after-tax impairment charge of $308 as part of discontinued operations to reflect this decline. The remaining Batteries goodwill at March 31, 2015 is reported in Assets held for sale in the Consolidated Balance Sheets.

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

Amounts in millions of dollars unless otherwise specified.

The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans.  We believe these estimates and assumptions are reasonable. The impairment analysis for the Batteries business and the related impairment charges in the quarters ended December 31, 2014 and March 31, 2015 also considered the structure and value of the divestiture agreement with BH. The final transaction value will depend on the value of BH's shares of the Company as of the closing date, which is expected to occur by the end of calendar 2015. Accordingly, if the value of such shares declines further before the closing date, we may need to record additional non-cash impairment charges as part of discontinued operations in the future.

In addition to the discontinued operations impacts, goodwill decreased from June 30, 2014 due to currency translation across all reportable segments.

Identifiable intangible assets at March 31, 2015 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,393	$(5,016)
Intangible assets with indefinite lives	23,531	—
Total identifiable intangible assets	$31,924	$(5,016)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands. The amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $113 and $126, respectively. For the nine months ended March 31, 2015 and 2014, the amortization of intangibles was $348 and $389, respectively.

5. Share-Based Compensation and Postretirement Benefits

Total share-based compensation expense for the three months ended March 31, 2015 and 2014 was $72 and $94, respectively. Total share-based compensation expense for the nine months ended March 31, 2015 and 2014 was $222 and $247, respectively.

The Company offers various postretirement benefits to its employees. The total net periodic benefit cost for pension benefits for the three months ended March 31, 2015 and 2014 was $105 and $108, respectively. The total net periodic benefit cost for pension benefits for the nine months ended March 31, 2015 and 2014 was $333 and $319, respectively. The total net periodic benefit cost for other retiree benefits for the three months ended March 31, 2015 and 2014 was $4 and $13, respectively. The total net periodic benefit cost for other retiree benefits for the nine months ended March 31, 2015 and 2014 was $14 and $40, respectively. The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

6. Risk Management Activities and Fair Value Measurements

As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the period ended March 31, 2015.

The following table sets forth the Company’s financial assets as of March 31, 2015 and June 30, 2014 that are measured at fair value on a recurring basis during the period:

Amounts in millions of dollars unless otherwise specified.

	Fair Value Asset
	March 31, 2015	June 30, 2014
Investments
U.S. government securities	$3,494	$1,631
Corporate bond securities	1,292	497
Other investments	28	30
Total	$4,814	$2,158

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $700 as of March 31, 2015 and $0 as of June 30, 2014. The amortized cost of U.S. government securities with maturities between one and five years was $2,788 as of March 31, 2015 and $1,649 as of June 30, 2014. The amortized cost of Corporate bond securities with maturities of less than a year was $202 as of March 31, 2015 and $39 as of June 30, 2014. The amortized cost of Corporate bond securities with maturities between one and five years was $1,088 as of March 31, 2015 and $458 as of June 30, 2014. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.

The fair value of long-term debt was $23,692 and $26,429 at March 31, 2015 and June 30, 2014, respectively. This includes the current portion ($3,616 and $4,400 as of March 31, 2015 and June 30, 2014, respectively) of debt instruments. Long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $2,216 and $1,682 at March 31, 2015 and June 30, 2014, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2015 and June 30, 2014:

	Notional Amount		Fair Value Asset/(Liability)
	March 31, 2015	June 30, 2014	March 31, 2015	June 30, 2014
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$951	$951	$304	$187
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$7,139	$9,738	$276	$168
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$570	$831	$90	$48
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$7,579	$12,111	$26	$(42)

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

Amounts in millions of dollars unless otherwise specified.

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
	March 31, 2015	June 30, 2014
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$3
Foreign currency contracts	8	14
Total	$8	$17
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$56	$30

During the next 12 months, the amount of the March 31, 2015 accumulated OCI (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2015 and 2014 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$2	$2	$5	$5
Foreign currency contracts	8	(11)	136	45
Total	$10	$(9)	$141	$50

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$25	$80	108	(34)
Debt	(25)	(80)	(108)	33
Total	$—	$—	$—	$(1)
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$—	$(1)	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(343)	$5	$(1,072)	$88

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

7. Accumulated Other Comprehensive Income/(Loss)

The tables below present the changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2014	$(3,876)	$(18)	$(5,165)	$1,397	$(7,662)
OCI before reclassifications (1)	1,692	28	640	(8,623)	(6,263)
Amounts reclassified from AOCI	(139)	(2)	215	—	74
Net current period OCI	1,553	26	855	(8,623)	(6,189)
Balance at March 31, 2015	$(2,323)	$8	$(4,310)	$(7,226)	$(13,851)

(1)	Net of tax expense/(benefit) of $938, $1 and $231 for hedges, investment securities, and pension and other retiree benefits plans, respectively.

	Reclassifications Out of Accumulated Other Comprehensive Income/(Loss)
	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014
Hedges (1)
Interest rate contracts	$2	$2	$5	$5
Foreign currency contracts	8	(11)	136	45
Total before-tax	10	(9)	141	50
Tax (expense)/benefit	—	(1)	(2)	(2)
Net of tax	10	(10)	139	48

Gains/(losses) on Investment Securities (2)	—	2	3	18
Tax (expense)/benefit	—	(1)	(1)	(7)
Net of tax	—	1	2	11

Pension and Other Retiree Benefits (3)
Amortization of deferred amounts	(1)	(1)	(6)	(4)
Recognized net actuarial gains/(losses)	(94)	(83)	(291)	(248)
Total before-tax	(95)	(84)	(297)	(252)
Tax (expense)/benefit	26	24	82	70
Net of tax	(69)	(60)	(215)	(182)
Total reclassifications, net of tax	$(59)	$(69)	$(74)	$(123)

(1)	See Note 6 for classification of these items in the Consolidated Statement of Earnings.

(2)	Reclassified from AOCI into Other non-operating income, net.

(3)	Reclassified from AOCI into Cost of products sold and SG&A. These components are included in net periodic pension cost.

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

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$2,475	$(287)	$2,188	$2,531	$105	$2,636
Net earnings attributable to noncontrolling interests	(35)	—	(35)	(21)	(6)	(27)
Net earnings attributable to P&G (Diluted)	2,440	(287)	2,153	2,510	99	2,609
Preferred dividends, net of tax benefit	(59)	—	(59)	(57)	—	(57)
Net earnings/(loss) attributable to P&G available to Common Shareholders (Basic)	$2,381	$(287)	$2,094	$2,453	$99	$2,552

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,711.7	2,711.7	2,711.7	2,713.1	2,713.1	2,713.1
Effect of dilutive securities
Conversion of preferred shares (1)	108.1	108.1	108.1	111.9	111.9	111.9
Exercise of stock options and other unvested equity awards (2)	62.7	62.7	62.7	69.1	69.1	69.1
Diluted weighted average common shares outstanding	2,882.5	2,882.5	2,882.5	2,894.1	2,894.1	2,894.1

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$0.88	$(0.11)	$0.77	$0.90	$0.04	$0.94
Diluted net earnings/(loss) per common share	$0.85	$(0.10)	$0.75	$0.87	$0.03	$0.90

	Nine Months Ended March 31, 2015			Nine Months Ended March 31, 2014
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$8,290	$(1,684)	$6,606	$8,762	$403	$9,165
Net earnings attributable to noncontrolling interests	(85)	(6)	(91)	(85)	(16)	(101)
Net earnings attributable to P&G (Diluted)	8,205	(1,690)	6,515	8,677	387	9,064
Preferred dividends, net of tax benefit	(189)	—	(189)	(182)	—	(182)
Net earnings/(loss) attributable to P&G available to Common Shareholders (Basic)	$8,016	$(1,690)	$6,326	$8,495	$387	$8,882

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,709.4	2,709.4	2,709.4	2,722.5	2,722.5	2,722.5
Effect of dilutive securities
Conversion of preferred shares (1)	109.1	109.1	109.1	112.7	112.7	112.7
Exercise of stock options and other unvested equity awards (2)	66.8	66.8	66.8	73.7	73.7	73.7
Diluted weighted average common shares outstanding	2,885.3	2,885.3	2,885.3	2,908.9	2,908.9	2,908.9

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$2.96	$(0.63)	$2.33	$3.12	$0.14	$3.26
Diluted net earnings/(loss) per common share	$2.84	$(0.58)	$2.26	$2.99	$0.13	$3.12

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
For the three months ended March 31, 2015 and March 31, 2014 approximately 10 million and 15 million of the Company's outstanding stock options and for the nine months ended March 31, 2015 and March 31, 2014 approximately 4 million of the Company's outstanding stock options were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and diluted net earnings per common share are calculated on net earnings attributable to Procter & Gamble.

9. Restructuring Program

The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually. In fiscal 2012, the Company initiated an incremental restructuring program as part of a productivity and cost savings plan to reduce costs in the areas of supply chain, research and development, marketing and overheads. The productivity and cost savings plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes in order to help fund the Company's growth strategy.

The Company expects to incur approximately $5 billion in before-tax restructuring costs over a six year period (from fiscal 2012 through fiscal 2017), including costs incurred as part of the ongoing and incremental restructuring program. The program includes an overhead enrollment reduction target of 25% - 30% by end of fiscal 2017. This has been updated from the previous non-manufacturing overhead enrollment reduction target of approximately 16% - 22% through fiscal 2016, which we expect to exceed.

Through fiscal 2014, the Company reduced non-manufacturing enrollment by approximately 9,300, or approximately 15%. Through March 31, 2015, the Company reduced non-manufacturing enrollment by approximately 11,400, or approximately 19%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology, and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.

Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs as outlined below. Through fiscal 2014, the Company incurred charges of approximately $2.8 billion. Approximately $1.5 billion of these charges were related to separations, $666 were asset-related and $680 were related to other restructuring-type costs.

For the three and nine month periods ended March 31, 2015, the Company incurred total restructuring charges of approximately $322 and $663, respectively. For the three and nine month periods ended March 31, 2015 approximately $138 and $264 of these charges were recorded in SG&A, respectively, and approximately $181 and $389 of these charges were recorded in cost of products sold, respectively. The remainder is included in discontinued operations. The following table presents restructuring activity for the nine months ended March 31, 2015:

				Nine Months Ended March 31, 2015
	Accrual Balance June 30, 2014	Charges Previously Reported (Six Months Ended December 31, 2014)	Charges for the Three Months Ended March 31, 2015	Cash Spent	Charges Against Assets	Accrual Balance March 31, 2015
Separations	$353	$179	$157	$(364)	$—	$325
Asset-Related Costs	—	90	86	—	(176)	—
Other Costs	28	72	79	(158)	—	21
Total	$381	$341	$322	$(522)	$(176)	$346

Separation Costs
Employee separation charges for the three and nine month periods ended March 31, 2015 relate to severance packages for approximately 1,620 and 3,110 employees, respectively, including non-manufacturing employees of approximately 1,150 and 1,840 for the three and nine month periods ended March 31, 2015, respectively. These separations are primarily in North America and Western Europe. The packages are predominately voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 12,590 employees, of which approximately 8,120 are non-manufacturing overhead personnel.

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

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
Beauty, Hair and Personal Care	$42	$110
Grooming	13	34
Health Care	15	21
Fabric Care and Home Care	66	120
Baby, Feminine and Family Care	56	122
Corporate (1)	130	256
Total Company	$322	$663

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities, and costs related to discontinued operations.

10. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark, advertising, contracts, environmental, labor and employment, and income taxes.

As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. Many of these matters have concluded and the fines have been paid. For ongoing matters, the Company has accrued liabilities for competition law violations from these European cases totaling $216 as of March 31, 2015. While the ultimate resolution of these matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, it is difficult to estimate such amounts at this time. Currently, however, we do not expect any such incremental losses to materially impact our financial statements in the periods in which they are accrued and paid, respectively.

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

Income Tax Uncertainties

The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 60 – 70 audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $500.

Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2014.

11. Discontinued Operations

During the quarter ended September 30, 2014, the Company reached an agreement to sell its interest in a China-based battery joint venture. This transaction closed during the quarter ended December 31, 2014, resulting in proceeds of approximately $560. In November 2014, the Company reached an agreement to divest the remainder of its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company will exchange a recapitalized Duracell Company for BH's shares of P&G stock. As of the date the transaction was signed, BH's shares were valued at approximately $4.7 billion. As of March 31, 2015 this value has declined to approximately $4.3 billion. The Company expects to contribute approximately $1.8 billion in cash to the Duracell Company in the pre-transaction recapitalization, subject to final working capital adjustments. The Company recorded goodwill and indefinite-lived asset impairment charges during the nine months ended March 31, 2015 which reflected the total estimated proceeds from the divestiture transactions (see Note 4). Since the number of shares of P&G stock the Company will receive in the Duracell transaction is fixed, the total value to be received in the transaction will be based on the Company's share price as of the closing date, which is expected to occur by the end of calendar 2015. Accordingly, any further increase or decrease in the Company's share price between the transaction signing and closing dates will ultimately be reflected in earnings from discontinued operations as a gain or loss.

The Batteries business had historically been part of the Company's Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet positions as of March 31, 2015 are presented as Assets and Liabilities held for sale in the Consolidated Balance Sheets.

On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America, and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products, our manufacturing facilities in the United States and the majority of the employees working in the Pet Care business. The agreement included the acquisition of the Pet Care business in several additional countries, which were substantially complete as of March 31, 2015. The European Union countries were not included in the agreement with Mars. In December 2014, the Company completed the divestiture of its Pet Care operations in Western Europe to Spectrum Brands in an all-cash transaction. Under the terms of the agreement, Spectrum Brands acquired our branded pet care products, our manufacturing facility in the Netherlands, and the majority of the employees working in the Western Europe Pet Care business. The one-time after-tax impact of these transactions is not material.

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

Amounts in millions of dollars unless otherwise specified.

Following is selected financial information included in net earnings from discontinued operations for the Pet Care and Batteries businesses:

	Three Months Ended March 31
	2015			2014
	Pet Care	Batteries	Total	Pet Care	Batteries	Total
Net sales	$12	$398	$410	$381	$537	$918
Earnings before impairment charges and income taxes	(7)	43	36	52	101	153
Impairment charges	—	(308)	(308)	—	—	—
Income tax expense	1	(11)	(10)	(19)	(29)	(48)
Gain on sale before income taxes	(3)	—	(3)	—	—	—
Income tax expense on sale	(2)	—	(2)	—	—	—
Net earnings from discontinued operations	$(11)	$(276)	$(287)	$33	$72	$105

	Nine Months Ended March 31
	2015			2014
	Pet Care	Batteries	Total	Pet Care	Batteries	Total
Net sales	$247	$1,786	$2,033	$1,139	$1,991	$3,130
Earnings before impairment charges and income taxes	7	436	443	112	471	583
Impairment charges	—	(2,021)	(2,021)	—	—	—
Income tax expense	(5)	(114)	(119)	(43)	(137)	(180)
Gain on sale before income taxes	202	—	202	—	—	—
Income tax expense on sale	(189)	—	(189)	—	—	—
Net earnings from discontinued operations	$15	$(1,699)	$(1,684)	$69	$334	$403

The major components of assets and liabilities of the Pet Care and Batteries businesses held for sale were as follows:

	March 31, 2015	June 30, 2014
	Batteries	Pet Care
Cash	$26	$—
Accounts receivable	224	—
Inventories	307	122
Prepaid expenses and other current assets	33	14
Property, plant and equipment, net	475	441
Goodwill and intangible assets, net	2,550	2,258
Other noncurrent assets	17	14
Total assets held for sale	$3,632	$2,849

Accounts payable	$150	$63
Accrued and other liabilities	154	13
Long-term debt	29	—
Noncurrent deferred tax liabilities	782	584
Total liabilities held for sale	$1,115	$660

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial, operational and manufacturing risks, including, among others, (a) an increasingly volatile economic environment, with potentially significant disruptions and reduced market growth rates, (b) foreign currency fluctuations, (c) significant credit or liquidity issues, (d) debt, currency exposure and repatriation issues in countries with currency exchange, import authorization or pricing controls (such as Venezuela, Argentina, China, India and Egypt), (e) maintaining key manufacturing and supply sources (including sole supplier and sole manufacturing plant arrangements), and (f) managing disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (2) the ability to successfully manage cost fluctuations and pressures, including commodity prices, raw materials, labor costs, energy costs and pension and health care costs, and achieve cost savings described in our announced productivity plan;  (3) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to technological advances attained by, and patents granted to, competitors; (4) the ability to compete with our local and global competitors by successfully responding to competitive factors, including prices, promotional incentives and trade terms for products; (5) the ability to manage and maintain key customer relationships; (6) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, efficacy or similar matters that may arise; (7) the ability to successfully manage the financial, legal, reputational and operational risk associated with third party relationships, such as our suppliers, contractors and external business partners; (8) the ability to rely on and maintain key information technology systems and networks (including Company and third-party systems and networks) and maintain the security and functionality of such systems and networks and the data contained therein; (9) the ability to successfully manage regulatory, tax and legal requirements and matters (including, without limitation, product liability, intellectual property, price controls, import restrictions, accounting standards and environmental and tax policy) and to resolve pending matters within current estimates; (10) the ability to successfully manage our portfolio optimization strategy, as well as ongoing acquisition, divestiture and joint venture activities, to achieve the Company’s overall business strategy, without impacting the delivery of base business objectives; and (11) the ability to successfully achieve productivity improvements and manage ongoing organizational changes, while successfully identifying, developing and retaining particularly key employees, especially in key growth markets where the availability of skilled or experienced employees may be limited. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).

The purpose of the Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results - Nine Months Ended March 31, 2015

•	Economic Conditions, Challenges and Risks

•	Results of Operations – Three and Nine Months Ended March 31, 2015

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2015

•	Financial Condition

•	Reconciliation of Non-GAAP Measures

Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (EPS), free cash flow, adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange and acquisitions and divestitures. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Adjusted free cash flow is free cash flow excluding tax payments for the Pet Care divestiture. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding impairment charges on the Batteries business. We believe these measures provide investors with important information that is useful in understanding our business results and trends. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.

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

On November 13, 2014, the Company announced that it plans to divest the Duracell business via a split transaction with Berkshire Hathaway, in which it will exchange a recapitalized Duracell Company for Berkshire Hathaway’s shares of Procter & Gamble stock. The Company had previously announced an agreement to divest its controlling interest in a Chinese batteries venture, which represents the balance of the Company’s Batteries business. That transaction was completed during the quarter ended December 31, 2014. The Company expects to complete the Duracell transaction by the end of calendar year 2015, pending necessary regulatory approvals. The Batteries business had historically been part of the Company’s Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business are now presented as discontinued operations and, as such, are excluded from both continuing operations and segment results. Additionally, the Batteries balance sheet positions as of March 31, 2015 are presented as held for sale in the Consolidated Balance Sheets.

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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended March 31, 2015 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31, 2015
	Net Sales	Net Earnings
Beauty, Hair and Personal Care	23%	20%
Grooming	10%	18%
Health Care	11%	12%
Fabric Care and Home Care	29%	23%
Baby, Feminine and Family Care	27%	27%
Total Company	100%	100%

The following table provides the percentage of net sales and net earnings by reportable business segment for the nine months ended March 31, 2015 (excluding net sales and net earnings in Corporate):

	Nine Months Ended March 31, 2015
	Net Sales	Net Earnings
Beauty, Hair and Personal Care	24%	24%
Grooming	10%	16%
Health Care	10%	11%
Fabric Care and Home Care	29%	23%
Baby, Feminine and Family Care	27%	26%
Total Company	100%	100%

SUMMARY OF RESULTS

Following are highlights of results for the nine months ended March 31, 2015 versus the nine months ended March 31, 2014:

•
Net sales decreased 4% versus the previous year to $58.5 billion. Organic sales, which exclude the impacts of acquisitions, divestitures and foreign exchange, were up 2%. Organic sales decreased 1% in Beauty, Hair, and Personal Care and increased 3% in Grooming, 4% in Health Care, 1% in Fabric Care and Home Care and 3% in Baby, Feminine and Family Care.

•
Unit volume decreased 1% and was unchanged on an organic basis. Volume grew low single digits in Fabric and Home Care. Volume decreased low single digits in Beauty, Hair and Personal Care and Grooming and was unchanged in Health Care and Baby, Feminine and Family Care.

•
Net earnings from continuing operations were $8.3 billion, a decrease of $472 million, or 5% versus the prior year period. This decrease was driven primarily by reduced net sales and foreign currency impacts.

•	Diluted net earnings per share from continuing operations decreased 5% to $2.84.

•
Net earnings attributable to Procter & Gamble were $6.5 billion, a decrease of $2.5 billion, or 28% versus the prior year period. This was primarily driven by non-cash, after-tax impairment charges totaling $2.0 billion related to the goodwill and indefinite-lived intangible assets in our Batteries business (reflected in Earnings from Discontinued Operations) and the reduction in net earnings from continuing operations.

•
Core net earnings per share, which excludes discontinued operations, incremental restructuring charges, balance sheet remeasurement and devaluation charges from Venezuela and charges for European legal matters decreased 4% to $3.02.

•
Operating cash flow was $10.6 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and excluding tax payments for the Pet divestiture, was $8.7 billion. Adjusted free cash flow productivity, which is the ratio of adjusted free cash flow to net earnings excluding impairment charges on the Batteries business and tax payments for the Pet Care divestiture, was 101%.

ECONOMIC CONDITIONS AND UNCERTAINTIES

Global Economic Conditions. Because our products are generally mid- and top-tier consumer goods products, demand for our products has a correlation to global macroeconomic factors. The current macroeconomic factors remain dynamic, and any causes of market size contraction, such as greater political unrest in the Middle East and Eastern Europe, further economic instability in the European Union, political instability in certain Latin American markets, and economic slow-downs in Japan and China, could reduce our sales or erode our operating margin, in either case reducing our earnings.

Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects, and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvements projects in 2012. If we are not successful in executing these changes, there could be a negative impact on our operating margin and net earnings.

Foreign Exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly impacts our sales, costs and earnings. Differences in relative exchange rates between where we sell our products and incur manufacturing and other operating costs also directly impacts our costs, and earnings. Certain countries experiencing significant currency exchange rate fluctuations like Russia, the Ukraine, Japan, and Switzerland have had and could have an additional significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency costs, but could also have a negative impact on consumption of our products, which would affect our sales.

Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example the U.S. is considering corporate tax reform that may significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Venezuela, Argentina, China, India and Egypt. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.

For information on risk factors that could impact our results, refer to Part II, Item 1A "Risk Factors" in the Company's Form 10-Q for the quarter ended December 31, 2014.

RESULTS OF OPERATIONS – Three Months Ended March 31, 2015

The following discussion provides a review of results for the three months ended March 31, 2015 versus the three months ended March 31, 2014.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2015	2014	% Chg
Net sales	$18,142	$19,641	(8)%
Operating income	3,135	3,306	(5)%
Net earnings from continuing operations	2,475	2,531	(2)%
Net earnings/(loss) from discontinued operations	(287)	105	(373)%
Net earnings attributable to Procter & Gamble	2,153	2,609	(17)%
Diluted net earnings per common share	0.75	0.90	(17)%
Diluted net earnings per share from continuing operations	0.85	0.87	(2)%
Core earnings per common share	0.92	1.00	(8)%

COMPARISONS AS A % OF NET SALES	2015	2014	Basis Pt Chg
Gross margin	48.6%	48.9%	(30)
Selling, general & administrative expense	31.3%	32.1%	(80)
Operating margin	17.3%	16.8%	50
Earnings before income taxes	17.0%	16.2%	80
Net earnings attributable to Procter & Gamble	11.9%	13.3%	(140)

Net Sales

Net sales decreased 8% to $18.1 billion for the third quarter on a 2% decrease in unit volume. Volume grew low single digits in Grooming. Volume decreased low single digits in Fabric Care and Home Care, Health Care, and Baby, Feminine and Family Care. Volume decreased mid-single digits in Beauty, Hair and Personal Care. Volume decreased low single digits in both developed and developing regions. Higher pricing, primarily to offset inflation and devaluation, increased net sales by 2%. The impact of favorable product mix increased net sales by 1% due to growth in higher priced product categories such as Personal Health Care and Shave Care. Unfavorable foreign exchange reduced net sales by 8% and the mix impact of minor brand divestitures reduced net sales by 1%. Organic sales grew 1% driven by pricing and mix.

	Net Sales Change Drivers 2015 vs. 2014 (Three Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty, Hair and Personal Care	-5%	-4%	-8%	2%	-1%	1%	-11%
Grooming	1%	1%	-12%	5%	3%	0%	-3%
Health Care	-2%	-1%	-7%	2%	5%	1%	-1%
Fabric Care and Home Care	-2%	-1%	-8%	0%	1%	0%	-9%
Baby, Feminine and Family Care	-2%	-2%	-8%	2%	2%	0%	-6%
Total Company	-2%	-2%	-8%	2%	1%	-1%	-8%

Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin decreased 30 basis points to 48.6% of net sales for the quarter. Gross margin was negatively impacted by a 70 basis point impact from unfavorable foreign exchange, a 150 basis point mix impact, mainly product mix (mainly product mix within businesses and the overall decline in Beauty, Hair and Personal Care), 50 basis point impacts both from capacity investments and higher restructuring costs, and modestly higher commodity and other costs. These impacts were partially offset by a 250 basis point positive impact from manufacturing cost savings and a 90 basis point benefit of higher pricing.

Total SG&A decreased 10% to $5.7 billion. SG&A as a percentage of net sales decreased 80 basis points to 31.3%, due to decreased spending, driven by overhead reductions and marketing efficiencies, and lower foreign exchange charges, partially offset by the negative scale impacts from reduced sales. Marketing spending as a percentage of net sales decreased 70 basis points behind efficiency efforts. Overhead costs as a percentage of net sales increased 40 basis points, as 70 basis points of productivity savings in overhead spending were more than offset by wage inflation, investments in research and development and 30 basis points of incremental restructuring charges. Foreign exchange transactional charges reduced SG&A as a percentage of net sales by 50 basis points, as a 150 basis point impact from the impact from a Venezuelan balance sheet remeasurement charge in the base period (see Foreign Currency Translation - Venezuela Impacts, below) was partially offset by a current year increase in transactional charges due to negative currency impacts. These current year transactional charges primarily include the impacts of revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency.

Non-Operating Expenses and Income

Interest expense was $149 million for the quarter, a decrease of $31 million versus the prior year period due to lower total debt and a decrease in weighted average interest rates. Interest income was $38 million for the quarter, an increase of $9 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income increased $33 million to $53 million due to minor brand divestiture gains.

Income Taxes

The effective tax rate on continuing operations decreased 70 basis points to 19.6%. The current year rate decreased 510 basis points due to favorable geographic mix of earnings, including the tax impact of the prior year Venezuela devaluation charge. This decrease was partially offset by 350 basis points increase due to the net impact of unfavorable discrete adjustments related to uncertain income tax positions (which netted to 180 basis points of unfavorable impacts in the current year versus 170 basis points of favorable impacts in the prior year) and an 80 basis point impact related to the taxability of current and prior year divestiture gains.

Net Earnings from Continuing Operations

Net earnings from continuing operations decreased $56 million or 2% for the quarter. This decline was caused by the reduction in net sales partially offset by a 50 basis point increase in operating income margin, driven by the decrease in SG&A as a percentage of net sales, partially offset by the gross margin decline (both discussed above). Foreign exchange impacts reduced net earnings by about $530 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily in Russia, the Ukraine, Venezuela and United Kingdom. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations decreased 2% to $0.85 due to reduced net earnings.

Discontinued Operations

The company incurred a net loss from discontinued operations of $287 million in the current period, versus net earnings of $105 million in the prior year. The decline was driven primarily by current year after-tax impairment charge of $308 million in the Batteries business, which is currently held for sale, and reduced earnings from both the Batteries business and the divested Pet Care business (see Note 4 to the Consolidated Financial Statements).

Net Earnings

Net earnings attributable to Procter & Gamble decreased $0.5 billion or 17% to $2.2 billion for the quarter. The decline was due to the $308 million impairment charge in the Batteries business and the divestiture of our Pet Care business (both in discontinued operations discussed above) and the reduction in net earnings from continuing operations. Diluted net earnings per share declined 17% to $0.75. Core net earnings per share decreased 8% to $0.92. Core net earnings per share for the quarter represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plan and the base period charge from the Venezuelan balance sheet remeasurement.

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

The Venezuelan government currently has three exchange rate mechanisms.  The preferential CENCOEX (National Center for External Commerce) exchange rate is 6.3 Venezuelan bolivares fuerte (VEF) per dollar and can be used for the importation of certain qualifying products.  SICAD (Complementary System for Foreign Exchange Administration) is an auction-based exchange program that the Company expects to be able to access for dividends and certain other qualifying imports of finished goods and materials.  The rate available through SICAD was 10.6 VEF per dollar at June 30, 2014 and 12.0 VEF per dollar at March 31, 2015.  The government introduced a third exchange mechanism, referred to as SIMADI (Sistema Marginal de Divisas), which is also an auction-based program recently trading at approximately 196 VEF per dollar.

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

On January 24, 2014, the government made a number of announcements affecting currency exchange rate and other controls, including the introduction of the SICAD and SICAD II exchange rate mechanisms.  In January 2015, the government made additional announcements affecting currency exchange rate and other controls, including the elimination of the SICAD II exchange rate and the introduction of the SIMADI rate.  A significant portion of our imports have historically qualified for the preferential CENCOEX rate. At this time, there is considerable uncertainty as to the nature of transactions that will continue to flow through CENCOEX and how CENCOEX will operate in the future, as well as the types of volume of transactions that will flow through the SICAD and SIMADI exchanges.  However, we believe a portion of our imports will continue to qualify for the preferential rate.  The Company expects the importation of certain finished goods and raw materials for some product categories, along with the payment of dividends and royalties, will be executed under the SICAD rate. We have not accessed the SIMADI market and it is unclear as to our ability or plans to access that market in the future.  Accordingly, the SIMADI exchange rate has not been utilized for purposes of remeasuring or translating our Venezuela results.

As a result of the January 2014 announcements, the Company incurred an after-tax charge of $275 million during the quarter ended March 31, 2014 to remeasure certain portions of our local Venezuela balance sheets not qualifying for the preferential CENCOEX rate to the initial SICAD exchange rate. The Company incurred an additional after-tax charge of $104 million ($0.04 per share) in the quarter ended September 30, 2014 to remeasure additional historic portions of our local Venezuela balance sheets that will not qualify for the preferential CENCOEX rate. Because the SICAD rate fluctuates based on auctions that occur periodically, the potential exists for additional impacts if the auction rate changes significantly.  There could also be additional financial impacts if the SICAD or SIMADI rates become applicable to additional categories of imports or other types of currency transactions, previously accounted for at the preferential rates.

As of March 31, 2015, the Company had net monetary assets denominated in local currency of approximately $1,230 million. Approximately $700 million of that amount is expected to be utilized to satisfy liabilities for past imports that were approved under CENCOEX and are measured at the preferential 6.3 rate.  The remaining balance has been measured at the SICAD rate.  Local currency net monetary balances increased approximately $200 million versus June 30, 2014, as the remeasurement of balances from the preferential CENCOEX rate to the SICAD rate and a devaluation of the SICAD rate during the fiscal year to date period was more than offset by earnings in Venezuela and delayed timing of CENCOEX payments.

Some of the many other controls imposed by the Venezuelan government include import authorization controls, currency exchange and payment controls, price controls and recently enacted profit margin controls.  While government restrictions and exchange rate mechanisms place some limits on our business decisions, the consolidated financial statements reflect our Venezuela operations as a controlled subsidiary.  We will continue to monitor developments in Venezuela to assess if government restrictions and exchange rate controls evolve such that we no longer have effective control of business operations.

The ongoing impact of the recent announcements and our ability to restore net sales and profit to levels achieved prior to the recent devaluations will be impacted by several factors.  These include our ability to mitigate the effect of the price and profit margin controls, any potential future devaluation of the preferential CENCOEX exchange rate, any significant change in the auction exchange rates, scope or liquidity in the SICAD and SIMADI programs, any further Venezuelan government price or exchange controls, economic conditions and the availability of raw materials and utilities.  In addition, depending on the future availability of U.S. dollars at the preferential rate, our local U.S. dollar needs, our overall repatriation plans, including our ability to obtain government approval for the payment of dividends, which has been limited in recent years, the creditworthiness of the local depository institutions and other creditors and our ability to collect amounts due from customers and the government, including VAT receivables, we may have exposure for our local monetary assets.

RESULTS OF OPERATIONS – Nine Months Ended March 31

The following discussion provides a review of results for the nine months ended March 31, 2015 versus the nine months ended March 31, 2014.

	Nine Months Ended March 31, 2015
Amounts in millions, except per share amounts	2015	2014	% Chg
Net sales	$58,489	$60,914	(4)%
Operating income	10,860	11,578	(6)%
Net earnings from continuing operations	8,290	8,762	(5)%
Net earnings/(loss) from discontinued operations	(1,684)	403	(518)%
Net earnings attributable to Procter & Gamble	6,515	9,064	(28)%
Diluted net earnings per common share	2.26	3.12	(28)%
Diluted net earnings per share from continuing operations	2.84	2.99	(5)%
Core earnings per common share	3.02	3.16	(4)%

COMPARISONS AS A % OF NET SALES	2015	2014	Basis Pt Chg
Gross margin	49.4%	49.6%	(20)
Selling, general & administrative expense	30.8%	30.6%	20
Operating margin	18.6%	19.0%	(40)
Earnings before income taxes	18.1%	18.4%	(30)
Net earnings attributable to Procter & Gamble	11.1%	14.9%	(380)

Net Sales

Net sales decreased 4% to $58.5 billion fiscal year to date on a 1% decrease in unit volume. Volume grew low single digits in Fabric and Home Care. Volume decreased low single digits in Beauty, Hair and Personal Care, and Grooming. Volume was unchanged in Baby, Feminine and Family Care and Health Care. Volume decreased low single digits in developing regions and was unchanged in developed regions. Higher pricing increased net sales by 1%. The impact of favorable product and geographic mix also increased net sales by 1% due to a higher proportion of sales in developed regions and in higher priced product categories such as Baby Care and Oral Care. Unfavorable foreign exchange reduced net sales by 5%. Organic sales grew 2% on flat organic volume, driven by pricing and mix.

	Net Sales Change Drivers 2015 vs. 2014 (Nine Months Ended March 31)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other*	Net Sales Growth
Beauty, Hair and Personal Care	-3%	-2%	-4%	1%	0%	0%	-6%
Grooming	-1%	-1%	-6%	4%	0%	0%	-3%
Health Care	0%	0%	-4%	1%	3%	0%	0%
Fabric Care and Home Care	1%	1%	-6%	0%	0%	0%	-5%
Baby, Feminine and Family Care	0%	0%	-5%	2%	1%	0%	-2%
Total Company	-1%	0%	-5%	1%	1%	0%	-4%

Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

* Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs

Gross margin decreased 20 basis points to 49.4% of net sales fiscal year to date. Gross margin was negatively impacted primarily by a 100 basis point impact from unfavorable geographic and product mix, primarily from a decline in the Prestige business and within the Fabric Care and Home Care segment, a 40 basis point impact from higher commodity costs, a 50 basis point impact from unfavorable foreign exchange, a 50 basis point impact from initiatives and capacity investments and a smaller impact from lower volume scale and higher restructuring costs. These impacts were partially offset by a 190 basis point positive impact from manufacturing cost savings and a 70 basis point benefit from higher pricing.

Total SG&A decreased 3% to $18.0 billion. Increased foreign exchange transactional charges were offset by reduced overhead and marketing spending. SG&A as a percentage of net sales increased 20 basis points to 30.8%, due to the negative scale impacts of lower net sales. Marketing spending as a percentage of net sales decreased 60 basis points behind lower spending due to efficiency efforts. Overhead spending as a percentage of net sales increased 30 basis points as productivity savings of 70 basis points from reduced overhead spending were more than offset by wage inflation, investments in research and development and the negative scale impacts of lower net sales. Foreign exchange transactional charges added approximately 50 basis points to SG&A as a percentage of net sales, as current year foreign currency transactional charges (from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency) was partially offset by lower year-on-year charges for Venezuela remeasurement and devaluation.

Non-Operating Expenses and Income

Interest expense was $479 million fiscal year to date, a decrease of $52 million versus the prior year period due to lower total debt and a decrease in weighted average interest rates. Interest income was $103 million fiscal year to date, an increase of $30 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income increased $25 million to $93 million.

Income Taxes

The effective tax rate on continuing operations decreased 10 basis points to 21.6%.  The current year rate decreased 140 basis points due to the favorable geographic mix of earnings, including the tax impact of the current and prior year Venezuela devaluation charges, offset by 110 basis points due to the net impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 40 basis points in the current year versus 150 basis points in the prior year).

Net Earnings from Continuing Operations

Net earnings from continuing operations decreased $472 million, or 5% versus the prior year period. This decline was caused primarily by the reduction in net sales and a 40 basis point reduction in operating income margin, driven by the gross margin decline and the increase in SG&A as a percentage of net sales (both discussed above). Unfavorable foreign exchange impacts reduced net earnings by about $1.0 billion fiscal year to date due to weakening of certain key currencies against the U.S. dollar, primarily in Russia, the Ukraine, Venezuela and Argentina and the net year-on-year difference in after-tax charges related to balance sheet remeasurement in Venezuela. Diluted net earnings per share from continuing operations decreased 5% to $2.84 due to reduced net sales and operating income margin.

Discontinued Operations

The company incurred a net loss from discontinued operations of $1.7 billion fiscal year to date, versus net earnings of $403 million in the prior year. The current year loss was driven by the current year after-tax impairment charges of $2.0 billion in the batteries business, partially offset by earnings in the Batteries businesses. Prior year net earnings include earnings from both the Batteries business and the divested Pet Care business (see Note 11 to the Consolidated Financial Statements).

Net Earnings

Net earnings attributable to Procter & Gamble decreased $2.5 billion or 28% to $6.5 billion fiscal year to date. The decline was due in large part to the $2.0 billion impairment charge in the Batteries business (included in discontinued operations discussed above) and the reduction in net earnings from continuing operations. Diluted net earnings per share declined 28% to $2.26. Core net earnings per share decreased 4% to $3.02. Core net earnings per share represents diluted net earnings per share from continuing operations excluding charges in both periods for Venezuela balance sheet remeasurement and devaluation , incremental restructuring charges related to our productivity and cost savings plan and current year charges related to European legal matters.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2015

The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and nine month periods ended March 31, 2015 are provided based on a comparison to the same three and nine month periods ended March 31, 2014. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and nine months ended March 31, 2015 versus the comparable prior year period (amounts in millions):

	Three Months Ended March 31, 2015
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty, Hair and Personal Care	$4,172	(11)%	$694	(13)%	$516	(17)%
Grooming	1,801	(3)%	603	(2)%	456	(2)%
Health Care	1,909	(1)%	462	16%	303	12%
Fabric Care and Home Care	5,248	(9)%	937	(3)%	594	(4)%
Baby, Feminine and Family Care	4,890	(6)%	1,011	(5)%	691	(5)%
Corporate	122	N/A	(630)	N/A	(85)	N/A
Total Company	$18,142	(8)%	$3,077	(3)%	$2,475	(2)%

	Nine Months Ended March 31, 2015
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty, Hair and Personal Care	$13,991	(6)%	$2,709	(6)%	$2,089	(7)%
Grooming	5,749	(3)%	1,937	—%	1,466	—%
Health Care	6,008	—%	1,435	10%	994	9%
Fabric Care and Home Care	16,956	(5)%	3,101	(6)%	2,019	(6)%
Baby, Feminine and Family Care	15,429	(2)%	3,330	3%	2,276	3%
Corporate	356	N/A	(1,935)	N/A	(554)	N/A
Total Company	$58,489	(4)%	$10,577	(5)%	$8,290	(5)%

Beauty, Hair and Personal Care

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Beauty, Hair and Personal Care net sales decreased 11% to $4.2 billion during the third fiscal quarter on a 5% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 8%. Organic sales decreased 3% on a 4% decrease in organic volume. Price increases had a 2% positive impact on net sales, partially offset by unfavorable mix of 1% from a disproportionate decline in Skin and Personal Care and Prestige, which have higher than the segment average selling prices. Global market share of the Beauty, Hair and Personal Care segment decreased 0.4 points. Volume decreased mid-single digits in both developed and developing markets.

•
Volume in Hair Care was down mid-single digits in developed markets due to competitive activity and in developing markets due to lower customer inventory following trade term changes. Global market share of the hair care category decreased half a point.

•
Volume in Skin and Personal Care decreased mid-single digits. Volume declined low single digits in developed regions and high single digits in developing regions due to ongoing competitive activity. Global market share of the skin and personal care category decreased nearly half a point.

•
Volume in Cosmetics increased low single digits. Volume was unchanged in developed markets and was up double-digits in developing markets primarily due to innovation, primarily in Asia. Global market share of the cosmetics category was flat.

•	Volume in Salon Professional was down low single digits in developing markets following increased pricing and was unchanged in developed markets.

•	Volume in Prestige decreased high single digits due to reduced distributor inventories and lower levels of product innovation versus the base period.
Net earnings decreased 17% to $516 million primarily due to the volume and currency-driven reduction in net sales. Net earnings margin also decreased. Gross margin declined from unfavorable product mix (from a disproportionate decline in Skin and Personal Care and Prestige) and geographic mix (primarily within Hair Care) partially offset by a reduction in SG&A as a percent of sales, primarily due to lower spending from the Company's focus on marketing efficiencies.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Beauty, Hair and Personal Care net sales decreased 6% to $14.0 billion fiscal year to date on a 3% decrease in unit volume. Organic sales decreased 1% on a 2% decrease in organic volume. Unfavorable foreign exchange reduced net sales by 4% and increased pricing was a benefit of 1%. Global market share of the Beauty, Hair and Personal Care segment decreased 0.5 points. Volume decreased low single digits in both developed and developing markets.

•
Volume in Hair Care decreased low single digits in both developed and developing markets following increased pricing, minor divestitures and competitive activity. Global market share of the hair care category was down half a point.

•
Volume in Skin and Personal Care decreased low single digits as decreases in skin care and personal cleansing were partially offset by growth in deodorants. Volume was flat in developed regions and declined mid-single digits in developing regions due to ongoing competitive activity. Global market share of the skin and personal care category was down nearly half a point.

•
Volume in Cosmetics increased low single digits due to a double-digit increase in developing markets primarily due to market growth and product innovation. Volume in developed markets increased low single digits. Global market share of the cosmetics category was down slightly.

•
Volume in Salon Professional decreased low single digits due to a mid-single-digit decrease in developing markets following increased pricing and due to market contraction. Volume in developed markets declined low single digits primarily due to market declines.

•	Volume in Prestige decreased high single digits due to market contraction and reduced levels of initiative activity.
Net earnings decreased 7% to $2.1 billion primarily due to the currency-driven reduction in net sales. Net earnings margin decreased nominally as lower gross margin from unfavorable product mix was largely offset by a reduction in SG&A as a percent of sales due to lower spending from the Company's focus on marketing efficiencies and reducing overheads.

Grooming

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Grooming net sales decreased 3% to $1.8 billion during the third fiscal quarter on a 1% increase in unit volume. Organic sales increased 9%. Price increases in blades and razors and appliances contributed 5% to net sales. Favorable product and geographic mix increased net sales by 3% driven by disproportionate growth in developed regions and in electronic hair removal, which have higher than segment average selling prices. Unfavorable foreign exchange reduced net sales by 12%. Global market share of the Grooming segment decreased 0.3 points versus year ago. Volume increased low single digits in developed regions and was flat in developing regions.

•
Shave Care volume increased low single digits in both developed and developing regions behind market growth and product innovation. Global market share of the blades and razors category decreased nearly half a point.

•
Volume in Electronic Hair Removal was up low single digits as a high single-digit increase in developed regions behind product innovation was partially offset by a mid-single-digit decrease in developing regions following increased pricing. Global market share of the electronic hair removal category increased less than half a point.

Net earnings decreased 2% to $456 million as the currency-driven reduction in net sales was partially offset by a 50 basis-point increase in net earnings margin driven by decreased SG&A, primarily behind the focus on marketing efficiencies.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Grooming net sales decreased 3% to $5.7 billion fiscal year to date on a 1% decrease in unit volume. Organic sales increased 3%. Price increases in blades and razors and appliances contributed 4% to net sales while unfavorable foreign exchange reduced net sales by 6%. Global market share of the Grooming segment decreased 0.3 points versus year ago. Volume decreased low single digits in both developed and developing regions.

•
Shave Care volume decreased low single digits in both developed and developing regions caused by market contraction and following increased pricing. Global market share of the blades and razors category was flat.

•
Volume in Electronic Hair Removal increased low single digits in both developed and developing markets behind product innovation and market growth. Global market share of the electronic hair removal category was flat.

Net earnings were unchanged at $1.5 billion as the decline in net sales was offset by an 80 basis-point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and a reduction in SG&A spending. Gross margin increased primarily due to higher pricing and manufacturing cost savings. SG&A decreased primarily due to reduced marketing spending.

Health Care

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Health Care net sales were down 1% to $1.9 billion during the third fiscal quarter on a 2% decrease in unit volume. Organic sales increased 6% on a 1% decline in organic volume. Unfavorable foreign exchange reduced net sales by 7%. Favorable geographic and product mix increased net sales 5%, primarily driven by a disproportionate increase in Personal Health Care in developed regions, which has higher than segment average selling prices, while increased pricing contributed 2% to sales growth. Global market share of the Health Care segment decreased 0.2 points. Volume was flat in developed regions and was down low single digits in developing regions.

•
Oral Care volume declined mid-single digits due to a high single-digit decrease in developing regions driven by competitive activity and increased pricing. Volume in developed regions was flat. Global market share of the oral care category was flat.

•
Volume in Personal Health Care increased mid-single digits due to a double digit increase in developing regions driven by a more active cough/cold season. Volume in developed markets was flat. Global market share of the personal health care category decreased less than a point.

Net earnings increased 12% to $303 million as the reduction in net sales was more than offset by a 190-basis point increase in net earnings margin. Net earnings margin increased due to reduced SG&A spending as a percentage of net sales, an increase in gross margin and a gain from a minor brand divestiture during the quarter. SG&A declined as a percentage of net sales due to the focus on marketing spending efficiencies and reduced overhead spending. Gross margin increased primarily due to manufacturing cost savings.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Health Care net sales were unchanged at $6.0 billion fiscal year to date on unit volume that was unchanged. Organic sales increased 4%. Favorable geographic and product mix increased net sales 3%, primarily driven by Oral Care growth in developed markets, which has higher average sales prices. Unfavorable foreign exchange reduced net sales by 4%. Global market share of the Health Care segment decreased 0.2 points. Volume increased low single digits in developed regions but decreased low single digits in developing regions.

•
Oral Care volume was flat as a low single-digit increase in developed regions from product innovation was offset by a mid-single-digit decline in developing regions due to competitive activity and following increased pricing. Global market share of the oral care category was flat.

•
Volume in Personal Health Care decreased low single digits due to a low single-digit decrease in developed markets from competitive activity, partially offset by a low single-digit increase in developing markets from market growth, product innovation and a more active cough/cold season. Global market share of the personal health care category was down about a point.

Net earnings increased 9% to $994 million due to a 140-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and reduced SG&A spending as a percentage of net sales. Gross margin increased primarily due to the impact of higher pricing and manufacturing cost savings. SG&A declined as a percentage of net sales due to the focus on marketing spending efficiencies and overhead reductions.

Fabric Care and Home Care

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Fabric Care and Home Care net sales for the third fiscal quarter were down 9% to $5.2 billion on a 2% decrease in unit volume. Organic sales were unchanged on a 1% decline in organic volume. Unfavorable foreign exchange reduced net sales by 8%. Favorable geographic and product mix added 1% to net sales. Global market share of the Fabric Care and Home Care segment decreased 0.1 points. Volume decreased low single digits in developed regions and was flat in developing regions.

•
Fabric Care volume declined low single digits driven by a mid-single-digit decrease in developed regions due to inventory shipments in the base-period to build inventory to support initiatives, current period competitive activity and lower customer inventory levels. Volume was unchanged in developing regions. Global market share of the fabric care category was flat.

•
Home Care volume was down low single digits as a low single-digit decrease in developed markets due to competitive activity was partially offset by a low single-digit increase in developing regions from expanded distribution. Global market share of the home care category was down half a point.

Net earnings decreased 4% to $594 million behind the currency-driven reduction in net sales partially offset by a 60-basis point increase in net earnings margin. Net earnings margin increased mainly due to gross margin expansion, which increased due to manufacturing cost savings, partially offset by unfavorable geographic mix caused by lower developed market volume. SG&A as a percentage of net sales decreased slightly due to a reduction in marketing spending.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Fabric Care and Home Care net sales decreased 5% to $17.0 billion fiscal year to date on a 1% increase in unit volume. Organic sales increased 1%. Unfavorable foreign exchange reduced net sales by 6%, while pricing and mix were neutral to net sales. Global market share of the Fabric Care and Home Care segment was unchanged. Volume was flat in developed regions and increased low single digits in developing regions.

•
Fabric Care volume increased low single digits driven by a low single-digit increase in developing regions behind market growth and product innovation. Volume in developed regions was unchanged. Global market share of the fabric care category was flat.

•
Home Care volume decreased low single digits as a low single-digit decrease in developed markets due to competitive activity was partially offset by a low single-digit increase in developing regions from expanded distribution. Global market share of the home care category was down nearly half a point.

Net earnings decreased 6% to $2.0 billion behind the net sales reduction and a 20-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction, partially offset by reduced SG&A as a percentage of net sales. Gross margin decreased primarily due to unfavorable geographic mix impacts from higher growth in developing regions, partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased slightly as a reduction in marketing spending as a percentage of net sales was largely offset by increased overhead spending.

Baby, Feminine and Family Care

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Baby, Feminine and Family Care net sales decreased 6% to $4.9 billion during the third fiscal quarter on a 2% decline in unit volume. Organic sales were up 2%. Unfavorable foreign exchange reduced net sales by 8%. Price increases, primarily in Baby Care, increased net sales by 2%. Favorable geographic and product mix, driven by disproportionate growth in developed markets in Feminine Care, increased net sales in the segment by 2%. Global market share of the Baby, Feminine and Family Care segment decreased 0.6 points. Volume increased low single digits in developed regions and decreased mid-single digits in developing regions.

•
Volume in Baby Care was down low single digits due to a mid-single-digit decrease in developing regions following increased pricing. Volume was unchanged in developed regions. Global market share of the baby care category decreased more than a point.

•
Volume in Feminine Care declined low single digits as a high single-digit decrease in developing regions due to lower customer inventory and following increased pricing was partially offset by a mid-single-digit increase in developed regions from product innovation, largely the entry into the adult incontinence category. Global market share of the feminine care category was flat.

•
Volume in Family Care was unchanged as a low single-digit increase in developed regions behind price reductions was offset by a double-digit decline in developing regions due to decreased distribution. In the U.S., all-outlet share of the family care category was flat.

Net earnings decreased 5% to $691 million due to the currency-driven reduction in net sales. Net earnings margin increased 10 basis points. A higher gross margin driven by manufacturing cost savings was largely offset by an increase in SG&A as a percent of sales primarily due to higher marketing spending, primarily in Feminine Care.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Baby, Feminine and Family Care net sales were down 2% at $15.4 billion fiscal year to date on unit volume that was unchanged. Organic sales were up 3%. Price increases, primarily in Baby Care, increased net sales by 2%. Favorable geographic mix from higher developed market volume in both Feminine Care and Baby Care and from product mix in Feminine Care increased net sales by 1%. Unfavorable foreign exchange reduced net sales by 5%. Global market share of the Baby, Feminine and Family Care segment decreased 0.6 points. Volume increased low single digits in developed regions and decreased mid-single digits in developing regions.

•
Volume in Baby Care decreased low single digits as a low single-digit decrease in developing regions following increased pricing was partially offset by a low single-digit increase in developed regions from product innovation. Global market share of the baby care category decreased more than half a point.

•
Volume in Feminine Care was unchanged as a mid-single-digit increase in developed regions from product innovation, primarily the introduction of female adult incontinence, was offset by a low single-digit decline in developing regions due to competition and increased pricing. Global market share of the feminine care category was flat.

•
Volume in Family Care decreased low single digits as low single-digit growth in developed regions was more than offset by a double-digit decline in developing regions due to competitive activity and decreased distribution. In the U.S., all-outlet share of the family care category decreased less than a point.

Net earnings increased 3% to $2.3 billion as the reduction in net sales was more than offset by a 70-basis point increase in net earnings margin. Net earnings margin increased due to higher gross margin, partially offset by an increase in SG&A as a percent of net sales. The increase in gross margin was driven by higher pricing and manufacturing cost savings, partially offset by foreign exchange. SG&A as a percent of net sales increased slightly driven by overhead costs, where lower spending did not keep pace with the reduction in net sales.

Corporate

Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical gains and losses related to certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; certain significant asset impairment charges; and certain balance sheet impacts from significant foreign exchange devaluations. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item includes income taxes to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate.

Corporate net sales decreased by $75 million during the third fiscal quarter and $204 million fiscal year to date primarily due to the prior year divestiture of the MDVIP business. Corporate net expenses from continuing operations decreased $85 million in the third fiscal quarter due mainly to currency impacts (the Venezuelan balance sheet remeasurement charge in the base period, partially offset by increased foreign exchange transactional charges in the current period), partially offset by increased restructuring charges. Net expenses from continuing operations increased $329 million fiscal year to date primarily due to foreign exchange transactional charges and incremental restructuring charges. Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.

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

As part of this plan, which has been expanded since its inception, the Company expects to incur approximately $5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 70% of the estimated costs have been incurred through March 2015. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment.  Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3 billion in annual gross savings (before-tax).  The cumulative before-tax savings as of the current year are estimated at approximately $1.9 - $2.2 billion.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

LIQUIDITY & CAPITAL RESOURCES

Operating Activities

We generated $10.6 billion of cash from operating activities fiscal year to date, an increase of $1.2 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, gain on sale of businesses and goodwill and indefinite-lived intangible impairment charges), generated $10.7 billion of operating cash flow. Working capital and other impacts used $110 million of cash in the period. Accounts receivable generated $308 million of cash due to decreased net sales and improved collection results. Inventory consumed $190 million of cash mainly to support product initiatives. Accounts payable, accrued and other liabilities generated $146 million of cash primarily due to the timing of income tax payments, partially offset by the impact of decreased costs. All other operating assets and liabilities consumed $374 million of cash.

Investing Activities

Cash used by investing activities was $1.7 billion fiscal year to date. Proceeds from asset sales generated $3.7 billion of proceeds, primarily from the sale of our Pet Care business in North America, Latin America and other selected markets, the sale of our Chinese battery venture, and other minor brand divestitures. This was offset by capital expenditures and purchases of investment securities. Capital expenditures consumed $2.5 billion, or 4.2% of net sales, as compared to $2.6 billion in the prior year period. We used $2.9 billion of cash in the current period for purchases of available for sale securities.

Financing Activities

Our financing activities consumed net cash of $8.6 billion fiscal year to date. We used $4.3 billion for treasury stock purchases, $5.4 billion for dividends and repaid net debt of $1.6 billion. Cash from the exercise of stock options generated $2.7 billion of cash.

As of March 31, 2015, our current liabilities exceeded current assets by $319 million ($2.8 billion, excluding assets and liabilities of the Batteries business held for sale). We have short- and long-term debt to fund discretionary items such as acquisitions and share repurchase programs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

The following table provides a numerical reconciliation of reported sales growth to organic sales growth for the three and nine months ended March 31, 2015:

Three Months Ended March 31, 2015	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty, Hair and Personal Care	(11)%	8%	—%	(3)%
Grooming	(3)%	12%	—%	9%
Health Care	(1)%	7%	—%	6%
Fabric Care and Home Care	(9)%	8%	1%	—%
Baby, Feminine and Family Care	(6)%	8%	—%	2%
Total Company	(8)%	8%	1%	1%

* Acquisition/Divestiture Impacts includes the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Nine Months Ended March 31, 2015	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty, Hair and Personal Care	(6)%	4%	1%	(1)%
Grooming	(3)%	6%	—%	3%
Health Care	—%	4%	—%	4%
Fabric Care and Home Care	(5)%	6%	—%	1%
Baby, Feminine and Family Care	(2)%	5%	—%	3%
Total Company	(4)%	5%	1%	2%

* Acquisition/Divestiture Impacts includes the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Core EPS or Core net earnings per share: This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Such exclusions include current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings and the balance sheet remeasurement and devaluation of the Venezuelan currency and current year charges for European legal matters.

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

	Three Months Ended March 31
	2015	2014
Diluted net earnings per share from continuing operations	$0.85	$0.87
Incremental restructuring charges	0.07	0.04
Venezuela balance sheet remeasurement and devaluation	—	0.10
Rounding	—	(0.01)
CORE EPS	$0.92	$1.00
Core EPS Growth/(Decline)	(8)%

	Nine Months Ended March 31
	2015	2014
Diluted net earnings per share from continuing operations	$2.84	$2.99
Incremental restructuring charges	0.12	0.08
Charges for European legal matters	0.02	—
Venezuela balance sheet remeasurement and devaluation	0.04	0.09
Rounding	—	—
CORE EPS	$3.02	$3.16
Core EPS Growth/(Decline)	(4)%

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

	Operating Cash Flow	Capital Spending	Free Cash Flow	Cash Tax Payment - Pet Care Sale	Adjusted Free Cash Flow
July 2014 - March 2015	$10,620	$(2,462)	$8,158	$546	$8,704

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

	Net Earnings	Impairment Charges	Net Earnings Excluding Impairment Charges on Batteries	Adjusted Free Cash Flow Productivity
July 2014 - March 2015	$6,606	$1,980	$8,586	101%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 10, 2015, the Sacramento County Environmental Management Department issued an Administrative Enforcement Order to The Procter & Gamble Manufacturing Company, a subsidiary of the Company, alleging violations of California’s hazardous waste management regulations at the subsidiary’s facility in Sacramento, California and seeking a financial penalty in excess of $100,000. The subsidiary denies the allegations and is currently in settlement negotiations with the Sacramento County Environmental Management Department.

On August 25, 2014, “Procuraduría Federal de Protección al Ambiente” (PROFEPA) issued a ruling to Procter & Gamble Manufactura, S. de R.L. de C.V. (Planta Vallejo), a subsidiary of the Company, citing violations of Mexico’s air emissions regulations at the subsidiary’s facility in Zona Industrial Vallejo, Mexico City, Mexico and requiring the subsidiary to perform certain corrective measures at the facility, most of which have been completed.  PROFEPA may seek monetary sanctions from the subsidiary for this matter but has not yet done so.

The Company is subject, from time to time, to certain other legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental, patent and trademark, labor and employment, and tax. See Note 10 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingent liabilities accrued.

Item 1A.	Risk Factors.

For information on Risk Factors, please refer to Part II, Item 1A in the Company’s Form 10-Q for the quarter ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
01/01/2015 - 01/31/2015	0	n/a	0	(2)
02/01/2015 - 02/28/2015	0	n/a	0	(2)
03/01/2015 - 03/31/2015	0	n/a	0	(2)
Total	0	n/a	0

(1)
This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)
On February 19, 2015, the Company stated that fiscal year 2015 share repurchases to reduce Company shares outstanding are estimated to be approximately $5 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Amounts in millions of dollars unless otherwise specified.

Item 6.	Exhibits.

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

10-1	Company's Form of Separation Agreement & Release*

10-2	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan*

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

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

THE PROCTER & GAMBLE COMPANY

April 23, 2015	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1	Company's Form of Separation Agreement & Release

10-2	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.