Form 10-K
period 2015-06-30
PROCTER & GAMBLE Co
filed 2015-08-07
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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
Large accelerated filer ☑      Accelerated filer ☐    Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $246 billion on December 31, 2014.

There were 2,712,561,733 shares of Common Stock outstanding as of July 31, 2015.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2015 (2015 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 12

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
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.pginvestor.com.
Copies of these reports are also available, without charge, by contacting Computershare Inc., 250 Royall Street, Canton, MA 02021.
Financial Information about Segments
As of June 30, 2015 the Company has five reportable segments under U.S. GAAP: Beauty, Hair and Personal Care; Grooming; Health Care; Fabric Care and Home Care; and Baby, Feminine and Family Care. Many of the factors necessary for understanding these businesses are similar. Operating margins of the individual businesses vary due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets and product categories in which they operate. While none of our reportable segments are highly seasonal, components within certain reportable segments, such as Appliances (Grooming) and Prestige Fragrances (Beauty, Hair and Personal Care) are seasonal.
Additional information about our reportable segments can be found in the MD&A and Note 12 to our Consolidated Financial Statements.
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries and territories around the world primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, e-commerce, high-frequency stores and pharmacies. We utilize our superior marketing and online presence to win with consumers at the "zero moment of truth" - when they are searching for information about a brand or product. We work collaboratively with our customers to improve the in-store presence of our products and win the "first moment of truth" - when a consumer is shopping in the store. We must also win the "second moment of truth" - when a consumer uses the product, evaluates how well it met his or her expectations and decides whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year. While many of the benefits from these efforts will not be realized until future years, we believe these activities demonstrate our commitment to future growth.
Key Product Categories. Information on key product categories can be found in Note 12 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, distributors, e-commerce and high-frequency stores. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 14% of our total revenue in 2015, 2014 and 2013. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 33% of our total sales in 2015, 2014 and 2013. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
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
Trademarks and Patents. We own or have licenses under patents and registered trademarks which are used in connection with our activity in all businesses. Some of these patents or licenses cover significant product formulation and processes

13 The Procter & Gamble Company

used to manufacture our products. The trademarks are important to the overall marketing and branding of our products. All major trademarks in each business are registered. In part, our success can be attributed to the existence and continued protection of these trademarks, patents and licenses.
Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products of many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products we compete against other branded products as well as retailers' private-label brands. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We support our products with advertising, promotions and other marketing vehicles to build awareness and trial of our brands and products in conjunction with an extensive sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important differentiating factors.
Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Total research and development expenses were $2.0 billion in 2015 and 2014 and $1.9 billion in 2013.
Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2016.
Employees. Total number of employees is an estimate of total Company employees excluding interns, co-ops and employees of joint ventures as of the years ended June 30. The number of employees includes manufacturing and non-manufacturing employees. A discussion of progress on non-manufacturing enrollment objectives is included in Note 3 to our Consolidated Financial Statements. The number of employees includes employees of discontinued operations.

Total Number of Employees
2015	110,000
2014	118,000
2013	121,000
2012	126,000
2011	129,000
2010	127,000
Financial Information about Foreign and Domestic Operations. Net sales in the U.S. account for approximately 37% of total net sales. No other individual country exceeds 10% of total net sales. Operations outside the U.S. are generally characterized by the same conditions discussed in the description of the business above and may be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions. Our sales by geography for the fiscal years ended June 30 were as follows:

	2015	2014	2013
North America (1)	40%	38%	39%
Europe	26%	28%	27%
Asia Pacific	8%	8%	9%
Greater China	8%	8%	8%
IMEA (2)	8%	8%	7%
Latin America	10%	10%	10%

(1)	North America includes results for the United States, Canada and Puerto Rico only.

(2)	IMEA includes India, Middle East and Africa.
Net sales and total assets in the United States and internationally were as follows (in billions):

Net Sales (years ended June 30)	United States	International
2015	$28.3	$48.0
2014	$28.3	$52.2
2013	$28.1	$52.0
Total Assets (years ended June 30)
2015	$65.0	$64.5
2014	$68.8	$75.5
2013	$68.3	$71.0
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
The following discussion of “risk factors” identifies significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with the MD&A and the Consolidated Financial Statements and related Notes incorporated in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These and other factors could cause our future results to differ from those in the forward-looking statements and from historical trends.

The Procter & Gamble Company 14

Our business is subject to numerous risks as a result of our having significant operations and sales in international markets, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility.
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates for foreign currencies, such as the recent volatility in the Russian ruble, may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal policies in different countries could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 5 to our Consolidated Financial Statements.
We also have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange, import authorization, pricing or other controls, including Argentina, China, Egypt, Greece, India, Nigeria, Ukraine and Venezuela. Our results of operations and financial condition could be adversely impacted if we are unable to successfully manage such controls and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business outside the U.S., such as the current year impact of deconsolidating our Venezuelan subsidiaries as discussed in this Form 10-K.
Additionally, our business, operations or employees may be affected by political volatility, labor market disruptions or other crises or vulnerabilities in individual countries or regions, including political instability or upheaval, broad economic instability or sovereign risk related to a default by or deterioration in the credit worthiness of local governments, particularly in emerging markets, which could negatively impact our financial condition or results of operations.
Uncertain global economic conditions, including disruptions in credit markets or changes to our credit rating, may adversely impact demand for our products, cause our customers and other business partners to suffer financial hardship or reduce our access to credit, all of which could adversely impact our business.
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, such as: a slow-down in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. If we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
A disruption in the credit markets or a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital.
Disruption in our global supply chain may negatively impact our business results.
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of our previously-announced supply chain simplifications and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw or input materials, natural disasters, acts of war or terrorism or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have an adverse impact on our business, financial condition or results of operations.
Our businesses face cost fluctuations and pressures that could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities and raw materials and the costs of labor, transportation, energy, pension and healthcare. Therefore, our business results are dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. In addition, our financial projections include cost savings described in our announced productivity plan. Failure to manage these fluctuations and deliver the planned cost savings could adversely impact our financial results.
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation.
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid

15 The Procter & Gamble Company

infringing upon the intellectual property rights of others. We must also be able to successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to do so could compromise our competitive position and adversely impact our results.
The ability to achieve our business objectives is dependent on how well we can compete with our local and global competitors in new and existing markets and channels.
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, we experience ongoing competitive pressures in the environments in which we operate, as well as challenges in maintaining profit margins. This includes, among other things, increasing competition from mid- and lower-tier value products, including private-label products, in both developed and developing markets. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. In addition, the emergence of new sales channels and business models may affect customer and consumer preferences as well as market dynamics. Failure to successfully respond to competitive factors and effectively compete in new sales channels could negatively impact our results.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, distributors, e-commerce and high-frequency stores. Our success is dependent on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued consolidation among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of our products or experience a significant business disruption.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers a substantial impediment to its reputation due to a significant product recall, product-related litigation, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, efficacy or similar matters, sentiments toward the Company or our products could be negatively impacted and our financial results could suffer. Our Company also devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and financial results could be adversely impacted.
We rely on third parties in many aspects of our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, joint venture partners or external business partners, for certain functions. If we are unable to effectively manage our third party relationships and the agreements under which our third party partners operate, our financial results could suffer. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
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
We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•	collecting, transmitting, transferring and storing customer, consumer, employee, vendor, investor and other stakeholder information and personal data;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing, as appropriate, confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal and tax requirements;

The Procter & Gamble Company 16

•	providing data security; and

•	handling other processes necessary to manage our business.
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, the Company is continually increasing its sensitivity and attention to these threats. We continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
We must successfully manage compliance with legislation, regulation and enforcement, as well as pending legal matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across all of the countries in which we do business, including those laws and regulations involving intellectual property, product liability, marketing, antitrust, privacy, environmental, employment, anti-bribery or anti-corruption (such as the U.S. Foreign Corrupt Practices Act) or other matters. Rapidly changing laws, regulations and related interpretations, including changes in accounting standards, as well as increased enforcement actions, create challenges for our compliance and ethics programs and may alter the environment in which we do business. If we are unable to continue to meet these challenges and comply with all laws, regulations and related interpretations, it could negatively impact our reputation and our business results. Failure to successfully manage regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our results of operations and financial position.

Furthermore, if pending legal matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax regulations could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Because the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If those same foreign earnings are instead repatriated to the U.S., additional residual U.S. taxation will likely occur, due to the U.S.’s worldwide tax system and higher U.S. corporate tax rate. The U.S. is considering corporate tax reform that may significantly change the corporate tax rate and the U.S. international tax rules. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving, such as the Base Erosion and Profit Shifting project (“BEPS") currently being undertaken by the G8, G20, and Organization for Economic Cooperation and Development ("OECD"). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
If we are unable to successfully execute our portfolio optimization strategy, as well as successfully manage ongoing acquisition, joint venture and divestiture activities, it could adversely impact our business.
In August 2014, the Company announced a plan to significantly streamline our product portfolio by divesting, discontinuing or consolidating about 100 non-strategic brands, resulting in a portfolio of about 65 brands. The Company has announced a series of transactions that will substantially complete this plan.  It will take time to execute this plan, and our ability to successfully do so could impact our results.
In addition, as a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results could be adversely impacted by the dilutive impacts from the loss of earnings associated with divested brands. Our financial results could also be impacted in the event of acquisitions or joint venture activities if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, or 2) we are not able to deliver the expected cost and growth synergies associated with such acquisitions and joint ventures, which could also have an impact on goodwill and intangible assets.

17 The Procter & Gamble Company

Our business results depend on our ability to successfully manage ongoing organizational change.
Our financial targets assume a consistent level of productivity improvement, including those described in our announced productivity plan and our portfolio-optimization strategy. If we are unable to deliver these expected productivity improvements, while continuing to invest in business growth, our financial results could be adversely impacted. We expect these types of changes, which will include staffing adjustments as well as employee departures, to continue for the foreseeable future. Successfully executing these changes, including effective management transitions at leadership levels of the Company and retention of key employees, is critical to our business success. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense. It also includes continued development and execution of robust leadership succession plans, including successful execution of our recently announced CEO transition.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 29 manufacturing sites located in 21 different states or territories. In addition, we own and operate 100 manufacturing sites in 38 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty, Hair and Personal Care products are manufactured at 37 of these locations; Grooming products at 18; Health Care products at 16; Fabric Care and Home Care products at 50; and Baby, Feminine and Family Care at 43. Management believes that the Company's manufacturing sites are adequate to support the business and that the properties and equipment have been well maintained.
Item 3. Legal Proceedings.
On February 10, 2015, the Sacramento County Environmental Management Department (Sacramento EMD) issued an Administrative Enforcement Order to The Procter & Gamble Manufacturing Company, a subsidiary of the Company, alleging violations of California’s hazardous waste management regulations at the subsidiary’s facility in Sacramento, California. On May 26, 2015, the subsidiary and Sacramento EMD agreed to a Final Stipulation and Order that includes no admission of liability, a release of all claims against the subsidiary, a $200,000 fine assessed against the subsidiary, and an agreement by the subsidiary to make certain plant modifications and have a third party conduct an integrity assessment of certain hazardous waste systems at its Sacramento, California facility.
On August 25, 2014, “Procuraduría Federal de Protección al Ambiente” (PROFEPA) issued a ruling to Procter & Gamble

Manufactura, S. de R.L. de C.V. (Planta Vallejo), a subsidiary of the Company, citing violations of Mexico’s air emissions regulations at the subsidiary’s facility in Zona Industrial Vallejo, Mexico City, Mexico and requiring the subsidiary to perform certain corrective measures at the facility, most of which have been completed.  On June 15, 2015, PROFEPA issued a final ruling to the subsidiary imposing monetary sanctions of $133,000. The proceedings are still pending as PROFEPA reviews compliance with additional terms of the subsidiary’s environmental licenses.
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
Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 18

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions held by the Executive Officers of the Company on August 7, 2015, are:

Name	Position	Age	First Elected to Officer Position
A. G. Lafley	Chairman of the Board, President and Chief Executive Officer	68	2013
	Director since May 23, 2013

Jon R. Moeller	Chief Financial Officer	51	2009

Giovanni Ciserani	Group President - Global Fabric and Home Care	53	2013

Martin Riant	Group President - Global Baby, Feminine and Family Care	56	2013

Carolyn M. Tastad	Group President - North America Selling and Market Operations	54	2014

David S. Taylor	Group President - Global Beauty, Grooming and Health Care; Director	57	2013

Mark F. Biegger	Chief Human Resources Officer	53	2012

Linda Clement-Holmes	Chief Information Officer	53	2014

Gary A. Coombe	President - Europe Selling and Market Operations	51	2014

Tarek N. Farahat	President - Latin America Selling and Market Operations	51	2014

Kathleen B. Fish	Chief Technology Officer	58	2014

Hatsunori Kiriyama	President - Asia Pacific Selling and Market Operations	52	2014

Deborah P. Majoras	Chief Legal Officer and Secretary	51	2010

Julio N. Nemeth	President - Global Business Services	54	2015

Matthew Price	President - Greater China Selling and Market Operations	49	2015

Marc S. Pritchard	Chief Brand Officer	55	2008

Mohamed Samir	President - India, Middle East and Africa (IMEA) Selling and Market Operations	48	2014

Jeffrey K. Schomburger	Global Sales Officer	53	2015

Valarie L. Sheppard	Senior Vice President, Comptroller and Treasurer	51	2005

Yannis Skoufalos	Global Product Supply Officer	58	2011

All the Executive Officers named above, excluding Mr. Lafley, have been employed by the Company for more than the past five years.  Mr. Lafley is Chairman of the Board, President and Chief Executive Officer of the Company and was reappointed to this position on May 23, 2013. Mr. Lafley originally joined the Company in 1977 and held positions of increasing responsibility, in the U.S. and internationally, until he was elected President and Chief Executive Officer in 2000, a position he held until June 30, 2009. On July 1, 2002, Mr. Lafley was elected Chairman of the Board, a position he held until January 2010, at which time he retired from the Company. During the past five years and prior to his return as CEO, Mr. Lafley served as a consultant to the Company and as a member of the boards of directors of public companies Dell, Inc. and General Electric Company, though he no longer serves on these boards. He also served as a Senior Advisor at Clayton, Dubilier & Rice, LLC, a private equity partnership, consulted with a number of Fortune 50 companies on business and innovation strategy, and advised on CEO succession and executive leadership development. He currently serves on the board of directors of Legendary Pictures, LLC (a film production company).

19 The Procter & Gamble Company

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2015 - 4/30/2015	—	—	—	(3)
5/1/2015 - 5/31/2015	—	—	—	(3)
6/1/2015 - 6/30/2015	4,420,851	$79.17	4,420,851	(3)
Total	4,420,851	$79.17	4,420,851	(3)

(1)
The total number of shares purchased for the three months ended June 30, 2015 was 4,420,851. All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On April 23, 2015, the Company stated that fiscal year 2015 share repurchases to reduce Company shares outstanding were estimated to be approximately $5 billion, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt. The total value of the shares purchased under the share repurchase plan was $4.6 billion. The share repurchase plan ended on June 30, 2015.

Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.

SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 125 consecutive years since its incorporation in 1890 and has increased its dividend for 59 consecutive years at an annual compound average rate of over 9%.

(in dollars; split-adjusted)	1956	1966	1976	1986	1996	2006	2015
Dividends per share	$0.01	$0.03	$0.06	$0.16	$0.40	$1.15	$2.59

The Procter & Gamble Company 20

Quarterly Dividends

Quarter Ended	2014 - 2015	2013 - 2014
September 30	$0.6436	$0.6015
December 31	0.6436	0.6015
March 31	0.6436	0.6015
June 30	0.6629	0.6436

Common Stock Price Range

Quarter Ended	2014 - 2015		2013 - 2014
	High	Low	High	Low
September 30	$85.40	$77.29	$82.40	$73.61
December 31	93.89	81.57	85.82	75.20
March 31	91.78	80.82	81.70	75.26
June 30	84.20	77.10	82.98	78.43
P&G trades on the New York Stock Exchange and NYSE Euronext-Paris under the stock symbol PG. There were approximately 2.6 million common stock shareowners, including shareowners of record, participants in the P&G Shareholder Investment Program, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms, as of June 30, 2015.

Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2015, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2010, and that all dividends were reinvested.

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2010	2011	2012	2013	2014	2015
P&G	$100	$109	$109	$141	$149	$153
S&P 500 Index	100	131	138	166	207	222
S&P 500 Consumer Staples Index	100	127	145	171	197	215

21 The Procter & Gamble Company

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 and Note 12 to our Consolidated Financial Statements.
Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2015 (2)	2014	2013	2012	2011	2010
Net sales	$76,279	$80,510	$80,116	$79,545	$76,982	$73,435
Gross profit	37,403	39,500	40,125	39,628	39,594	38,717
Operating income	11,790	14,740	13,817	12,611	14,779	14,801
Net earnings from continuing operations	8,930	11,318	10,953	8,874	11,197	10,201
Net earnings from discontinued operations	(1,786)	467	449	2,030	730	2,645
Net earnings attributable to Procter & Gamble	7,036	11,643	11,312	10,756	11,797	12,736
Net earnings margin from continuing operations	11.7%	14.1%	13.7%	11.2%	14.5%	13.9%
Basic net earnings per common share: (1)
Earnings from continuing operations	$3.16	$4.03	$3.87	$3.08	$3.87	$3.41
Earnings from discontinued operations	(0.66)	0.16	0.17	0.74	0.25	0.91
Basic net earnings per common share	$2.50	$4.19	$4.04	$3.82	$4.12	$4.32
Diluted net earnings per common share: (1)
Earnings from continuing operations	$3.06	$3.86	$3.71	$2.97	$3.69	$3.26
Earnings from discontinued operations	(0.62)	0.15	0.15	0.69	0.24	0.85
Diluted net earnings per common share	$2.44	$4.01	$3.86	$3.66	$3.93	$4.11
Dividends per common share	$2.59	$2.45	$2.29	$2.14	$1.97	$1.80
Research and development expense	$2,047	$1,984	$1,940	$1,947	$1,897	$1,851
Advertising expense	8,290	8,979	9,364	8,981	8,868	8,162
Total assets	129,495	144,266	139,263	132,244	138,354	128,172
Capital expenditures	3,736	3,848	4,008	3,964	3,306	3,067
Long-term debt	18,329	19,811	19,111	21,080	22,033	21,360
Shareholders' equity	$63,050	$69,976	$68,709	$64,035	$68,001	$61,439

(1)	Basic net earnings per common share and diluted net earnings per common share are calculated based on net earnings attributable to Procter & Gamble.

(2)
Our 2015 net sales were negatively impacted by approximately $4.8 billion of unfavorable foreign exchange fluctuation compared to 2014. Net earnings attributable to Procter & Gamble in 2015 were negatively impacted by approximately $1.4 billion due to foreign exchange, $2.1 billion of non-cash impairment charges related to the Batteries business reported in discontinued operations and a $2.1 billion Venezuelan deconsolidation charge. These impacts are discussed more fully later in Item 7 "Summary of 2015 Results" and "Results of Operations" of the MD&A.

The Procter & Gamble Company 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including, without limitation, in the following sections: “Management's Discussion and Analysis” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Item 1A of this Form 10-K). Forward-looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
The following Management's Discussion and Analysis (MD&A) is intended to provide the reader with an understanding of P&G's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of 2015 Results

•	Economic Conditions and Uncertainties

•	Results of Operations

•	Segment Results

•	Cash Flow, Financial Condition and Liquidity

•	Significant Accounting Policies and Estimates

•	Other Information
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core earnings per share (Core EPS), free cash flow, adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of foreign exchange, acquisitions and divestitures. Core EPS is diluted net earnings per share from continuing operations excluding certain specified charges and gains. Free cash flow is operating cash flow less capital spending. Adjusted free cash flow is free cash flow excluding tax payments for the Pet Care divestiture. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding impairment charges on the Batteries business and the Venezuelan deconsolidation charge. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and derivation of these measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in the MD&A are based on a combination of vendor-reported consumption and market size data, as well as internal estimates. All market share references represent the percentage of sales in dollar terms on a constant currency basis of our products, relative to all product sales in the category and are measured on an annual basis versus the prior 12-month period. References to competitive activity include promotional and product initiatives from our competitors.
OVERVIEW
P&G is a global leader in fast-moving consumer goods, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, distributors, e-commerce, high-frequency stores and pharmacies. We have on-the-ground operations in approximately 70 countries.
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

23 The Procter & Gamble Company

ORGANIZATIONAL STRUCTURE
Our organizational structure is comprised of Global Business Units (GBUs), Selling and Market Operations (SMOs), Global Business Services (GBS) and Corporate Functions (CF).
Global Business Units
Our Global Business Units (GBUs) are organized into four industry-based sectors, comprised of 1) Global Beauty, 2) Global Health and Grooming, 3) Global Fabric and Home Care and 4) Global Baby, Feminine and Family Care. Under U.S. GAAP, the GBUs underlying the four sectors are aggregated into five reportable segments: Beauty, Hair and Personal Care; Grooming; Health Care; Fabric Care and Home Care; and Baby, Feminine and Family Care. The GBUs are responsible for developing overall brand strategy, new product upgrades and innovations and marketing plans. The following provides additional detail on our reportable segments and the key product categories and brand composition within each segment.

Reportable Segment	% of Net Sales*	% of Net Earnings*	GBUs (Categories)	Billion Dollar Brands
Beauty, Hair and Personal Care	24%	23%	Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care); Cosmetics; Hair Care and Color; Prestige; Salon Professional	Head & Shoulders, Olay, Pantene, SK-II, Wella
Grooming	10%	16%	Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Electronic Hair Removal	Fusion, Gillette, Mach3, Prestobarba
Health Care	10%	11%	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care); Oral Care (Toothbrush, Toothpaste, Other Oral Care)	Crest, Oral-B, Vicks
Fabric Care and Home Care	29%	24%	Fabric Care (Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Ariel, Dawn, Downy, Febreze, Gain, Tide
Baby, Feminine and Family Care	27%	26%	Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper)	Always, Bounty, Charmin, Pampers

*	Percent of net sales and net earnings from continuing operations for the year ended June 30, 2015 (excluding results held in Corporate).

Recent Developments: As of June 30, 2015, the Company deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. This change resulted in a fourth quarter fiscal 2015 one-time after-tax charge of $2.1 billion ($0.71 per share). In future periods, our financial results will only include sales of finished goods to our Venezuela subsidiaries to the extent we receive cash payments from Venezuela (expected to be largely through the CENCOEX exchange market). Accordingly, we will no longer include the results of our local Venezuelan subsidiaries' operations in future reporting periods (see Note 1 to the Consolidated Financial Statements and additional discussion in this MD&A under "Venezuela Impacts" in Results of Operations).
In August 2014, the Company announced a plan to significantly streamline our product portfolio by divesting, discontinuing or consolidating about 100 non-strategic brands. The resulting portfolio of about 65 key brands will retain about 85% of sales and 95% of before-tax profit.
On July 9, 2015, the Company announced the signing of a definitive agreement with Coty, Inc. to divest four product categories, including 43 of its beauty brands to Coty Inc. Coty's offer was $12.5 billion. While the final value of the transaction will be determined at closing, based on Coty's stock price and outstanding shares and equity grants as of the date of signing, the value of the transaction was approximately $15.0 billion. While the ultimate form of the transaction has not yet been decided, the Company’s current preference is for a Reverse Morris Trust split-off transaction in which P&G shareholders could elect to participate in an exchange offer to exchange P&G shares for Coty shares.
The transaction includes P&G’s global salon professional hair care and color, retail hair color, cosmetics and fine fragrance categories, along with select hair styling brands, all of which have historically been part of the Company's Beauty, Hair and Personal Care reportable segment and had net sales of $5.5 billion in fiscal year 2015. The Company expects to complete this beauty transaction by the end of calendar year 2016. For the period ended June 30, 2015, the results of the affected beauty categories and brands remain part of our continuing operations. Beginning with fiscal year 2015-16 reported results, the earnings, assets and liabilities from the affected beauty businesses will be reported as discontinued operations.
On November 13, 2014, the Company announced that it plans to divest the Batteries business via a split transaction with Berkshire Hathaway valued at $2.9 billion, in which it will exchange a recapitalized Duracell Company for Berkshire Hathaway’s shares of Procter & Gamble stock. The Company had previously sold its controlling interest in a China-based batteries joint venture, which represented the balance of the

The Procter & Gamble Company 24

Company’s Batteries business, during the quarter ended December 31, 2014. The Company expects to complete the Duracell transaction in the beginning of calendar year 2016, pending necessary regulatory approvals. The Batteries business had historically been part of the Company’s Fabric Care and Home Care reportable segment. The results of the Batteries business are now presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet positions as of June 30, 2015 are presented as held for sale in the Consolidated Balance Sheets.
During fiscal 2015, the Company completed the divestiture of its Pet Care business. The gain on the transaction was not material. The results of the Pet Care business are now presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented. Additionally, the Pet Care balance sheet positions as of June 30, 2014 are presented as held for sale in the Consolidated Balance Sheets.
With these transactions and other recently completed and announced minor brand divestitures, the Company will have substantially completed the strategic portfolio reshaping program with 93 out of approximately 100 brands having been sold, discontinued or consolidated.
Beauty, Hair and Personal Care: We are a global market leader in the beauty category. Most of the beauty markets in which we compete are highly fragmented with a large number of global and local competitors. We compete in beauty care, hair care and color and prestige. In beauty care, we offer a wide variety of products, ranging from deodorants to cosmetics to skin care, such as our Olay brand, which is the top facial skin care brand in the world with over 8% global market share. In hair care and color, we compete in both the retail and salon professional channels. We are the global market leader in the retail hair care and color market with over 20% global market share primarily behind our Pantene and Head & Shoulders brands. In the prestige channel, we compete primarily with our prestige fragrances behind Dolce & Gabbana, Gucci and Hugo Boss fragrance brands and the SK-II brand.
Grooming: We are the global market leader in the blades and razors market. Our global blades and razors market share is over 65%, primarily behind the Gillette franchise including Fusion, Mach3, Prestobarba and Venus. Our electronic hair removal devices, such as electric razors and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold over 20% of the male shavers market and nearly 50% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with approximately 20% global market share. In personal health care, we are a top ten competitor in a large, highly fragmented industry behind respiratory treatments (Vicks brand) and nonprescription heartburn medications (Prilosec OTC brand). Nearly all of our sales outside the U.S. in personal health care are generated through the PGT Healthcare partnership with Teva Pharmaceuticals Ltd.
Fabric Care and Home Care: This segment is comprised of a variety of fabric care products including laundry detergents, additives and fabric enhancers; and home care products including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two share position in the markets in which we compete and are the global market leader with approximately 30% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is approximately 20% across the categories in which we compete.
Baby, Feminine and Family Care: In baby care, we compete mainly in diapers, pants and baby wipes with over 30% global market share. We are the number one or number two baby care competitor in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of approximately $10 billion. We are the global market leader in the feminine care category with approximately 30% global market share, primarily behind Always. We have recently entered the adult incontinence category in certain markets, achieving nearly a 10% market share in those markets where we have entered. Our family care business is predominantly a North American business comprised largely of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are nearly 45% for Bounty and over 25% for Charmin.
Selling and Market Operations
Our SMOs are responsible for developing and executing go-to-market plans at the local level. The SMOs include dedicated retail customer, trade channel and country-specific teams. Our SMOs are organized under six regions comprised of North America, Europe, Latin America, Asia Pacific, Greater China and India, Middle East and Africa (IMEA). Throughout the MD&A, we reference business results in developed markets, which are comprised of North America, Western Europe and Japan, and developing markets which are all other markets not included in developed.
Global Business Services
GBS provides technology, processes and standard data tools to enable the GBUs and the SMOs to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
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
Our value creation progress is measured internally with the operating total shareholder return (O-TSR) model. Over time,

25 The Procter & Gamble Company

O-TSR performance is highly correlated with market total shareholder returns. O-TSR is a balanced measure that requires strong performance across the three primary drivers of value creation: sales growth, profit margin expansion and efficient utilization of assets to generate strong, reliable operating cash flow. We operationalize O-TSR deep within the Company by defining tight linkages between business activities and the key drivers of value creation, from strategic choices of global business units, brands and country teams down to individual employees’ daily work plans.
The Company has recently undertaken an effort to focus and strengthen its business portfolio to compete in categories and brands that are structurally attractive and that play to P&G strengths. This will enable us to allocate resources to leading brands - marketed in the right set of countries, channels and customers - where the size of the prize and probability of winning is highest. When the major portion of this work is complete, we expect to compete in four industry-based sectors made up of approximately ten product categories and 65 leading brands.
Innovation has always been - and continues to be - P&G's lifeblood. To consistently win with consumers around the world across price tiers and preferences and to consistently win versus our best competitors, each P&G product category needs a full portfolio of innovation, including a mix of commercial programs, product improvements and game-changing innovations. We are also innovating to improve our category, brand and market business models to better serve consumers and customers.
Productivity is a core strength for P&G, which creates flexibility to fund our growth efforts, offset cost challenges and/or improve operating margins. We have taken significant steps to accelerate productivity and savings across all elements of costs, including cost of goods sold, marketing expense and non-manufacturing overhead. These efforts are yielding significant benefits to our operating margin.
Finally, we are focused on improving execution and operating discipline in everything we do. Operating discipline and execution have always been - and must continue to be - core capabilities and competitive advantages for P&G.
The Company expects the delivery of the following long-term annual financial targets will result in total shareholder returns in the top third of the competitive peer group:

•	Organic sales growth above market growth rates in the categories and geographies in which we compete;

•	Core EPS growth of high single digits; and

•	Adjusted free cash flow productivity of 90% or greater.
In periods with significant macroeconomic pressures, we will maintain a disciplined approach to investing so as not to sacrifice the long-term health of our businesses to meet short-term objectives in any given year.

SUMMARY OF 2015 RESULTS

Amounts in millions, except per share amounts	2015	Change vs. Prior Year	2014	Change vs. Prior Year	2013
Net sales	$76,279	(5)%	$80,510	—%	$80,116
Operating income	11,790	(20)%	14,740	7%	13,817
Net earnings from continuing operations	8,930	(21)%	11,318	3%	10,953
Net earnings/(loss) from discontinued operations	(1,786)	(482)%	467	4%	449
Net earnings attributable to Procter & Gamble	7,036	(40)%	11,643	3%	11,312
Diluted net earnings per common share	2.44	(39)%	4.01	4%	3.86
Diluted net earnings per share from continuing operations	3.06	(21)%	3.86	4%	3.71
Core earnings per common share	4.02	(2)%	4.09	5%	3.89

•	Net sales decreased 5% to $76.3 billion including a negative 6% impact from foreign exchange.

◦	Organic sales increased 1%.

◦
Unit volume decreased 1%. Volume grew low single digits in Fabric Care and Home Care. Volume decreased low single digits in Baby, Feminine and Family Care, Grooming and Health Care, and declined mid-single digits in Beauty, Hair and Personal Care.

•
Net earnings from continuing operations decreased $2.4 billion or 21% due to a $2.1 billion after tax charge related to the deconsolidation of our Venezuelan subsidiaries and the decline in net sales, partially offset by reduced selling, general and administrative expenses (SG&A). Foreign exchange impacts negatively affected net earnings by approximately 12%.

•
Net earnings from discontinued operations decreased $2.3 billion due primarily to impairment charges in our Batteries business, which is included in discontinued operations due to the pending divestiture.

•
Net earnings attributable to Procter & Gamble were $7.0 billion, a decrease of $4.6 billion or 40% versus the prior year period due primarily to the Venezuelan deconsolidation charge and impairment charges in our Batteries business.

•	Diluted net earnings per share decreased 39% to $2.44

◦	Diluted net earnings per share from continuing operations decreased 21% to $3.06.

◦	Core EPS decreased 2% to $4.02.

•	Cash flow from operating activities was $14.6 billion.

◦	Adjusted free cash flow was $11.6 billion.

◦	Adjusted free cash flow productivity was 102%.

The Procter & Gamble Company 26

ECONOMIC CONDITIONS AND UNCERTAINTIES
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
Global Economic Conditions. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as greater political unrest in the Middle East and Eastern Europe, further economic instability in the European Union, political instability in certain Latin American markets and economic slowdowns in Japan and China, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvements projects in 2012. If we are not successful in executing these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In 2015 and 2014, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Russia, Ukraine, Japan and Switzerland, have had, and could have, an additional significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts, but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example, the U.S. is considering corporate tax reform that may significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, China, Egypt, Greece, India, Nigeria, Ukraine and Venezuela. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings. During fiscal 2015, the Company deconsolidated its Venezuelan subsidiaries due to evolving conditions that have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and have restricted our ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.
RESULTS OF OPERATIONS
The key metrics included in our discussion of our consolidated results of operations include net sales, gross margin, SG&A, other non-operating items and income taxes. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, the level of initiatives and other activities by competitors, geographic expansion and acquisition and divestiture activity, all of which drive changes in our underlying unit volume as well as pricing actions (which can also indirectly impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in developed markets are generally higher than in developing markets for similar products), product mix (for example, the Beauty, Hair and Personal Care segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and to a lesser extent scale impacts (for costs that are fixed or less variable in nature). The primary drivers of SG&A are marketing-related costs and non-manufacturing overhead costs. Marketing-related costs are primarily variable in nature, although we do achieve some level of scale benefit over time due to overall growth and other

27 The Procter & Gamble Company

marketing efficiencies. Overhead costs are also variable in nature, but on a relative basis, less so than marketing costs due to our ability to leverage our organization and systems infrastructures to support business growth. Accordingly, we generally experience more scale-related impacts for these costs.
The Company is in the midst of a productivity and cost savings plan to reduce costs in the areas of supply chain, marketing and overhead expenses. The plan is designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.
Net Sales
Fiscal year 2015 compared with fiscal year 2014
Net sales decreased 5% to $76.3 billion in 2015 on a 1% decrease in unit volume versus the prior year period. Volume grew low single digits in Fabric Care and Home Care. Volume decreased low single digits in Baby, Feminine and Family Care, Grooming and Health Care and decreased mid-single digits in Beauty, Hair and Personal Care. Volume increased low single digits in developed regions and declined low single digits in developing regions due, in part, to pricing actions to address foreign exchange devaluations. Unfavorable foreign exchange reduced net sales by 6%, while higher pricing drove a 2% favorable impact on net sales. Organic volume decreased 1% and organic sales grew 1% driven by higher pricing.
Fiscal year 2014 compared with fiscal year 2013
Net sales increased less than half a percent to $80.5 billion in 2014 on a 3% increase in unit volume versus the prior year period. Fabric Care and Home Care along with Baby, Feminine and Family Care volume grew mid-single digits. Grooming and Health Care volume grew low single digits. Beauty, Hair and Personal Care volume was unchanged. Volume increased low single digits in developed regions and grew mid-single digits in developing regions. Unfavorable foreign exchange reduced net sales by 3%. Organic sales grew 3% driven by the unit volume increase. A 1% favorable impact from higher pricing was offset by a 1% impact from unfavorable geographic and product mix due to higher relative growth of developing regions, which have lower than average selling prices, and of lower priced product categories such as Fabric Care and Baby Care.

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2015	Basis Point Change	2014	Basis Point Change	2013
Gross margin	49.0%	(10)	49.1%	(100)	50.1%
Selling, general and administrative expense	30.9%	10	30.8%	(170)	32.5%
Operating margin	15.5%	(280)	18.3%	110	17.2%
Earnings from continuing operations before income taxes	15.5%	(230)	17.8%	10	17.7%
Net earnings from continuing operations	11.7%	(240)	14.1%	40	13.7%
Net earnings attributable to Procter & Gamble	9.2%	(530)	14.5%	40	14.1%

Fiscal year 2015 compared with fiscal year 2014
Gross margin decreased 10 basis points to 49.0% of net sales in 2015. Gross margin benefited from a 200 basis point impact from manufacturing cost savings and a 90 basis point benefit from higher pricing. These impacts were offset by a 140 basis point impact from unfavorable geographic and product mix, primarily from a decline in the Prestige business, which has higher than average margins, and within the Fabric Care and Home Care and Grooming segments. Additional offsets include a 40 basis point impact from unfavorable foreign exchange, a 40 basis point impact from costs related to initiatives and capacity investments, a 30 basis point impact from higher restructuring costs and smaller impacts from lower volume scale and higher commodity costs.
Total SG&A decreased 5% to $23.6 billion, as reduced overhead and marketing spending was partially offset by increased foreign exchange transaction charges. SG&A as a percentage of net sales increased 10 basis points to 30.9%, as the negative scale impacts of lower net sales and inflationary impacts were partially offset by cost savings efforts. Marketing spending as a percentage of net sales decreased 60 basis points behind lower spending due to efficiency efforts. Overhead spending as a percentage of net sales increased 40 basis points as productivity savings of 60 basis points from reduced overhead spending were more than offset by wage inflation, investments in research and development, the negative scale impacts of lower net sales and higher restructuring costs. Increased foreign exchange transaction charges added approximately 30 basis points to SG&A as a percentage of net sales, as current year foreign currency transaction charges (from revaluing receivables and payables denominated in a currency other than a local entity’s functional currency) were partially offset by lower year-on-year charges for Venezuela remeasurement and devaluation.
During fiscal 2015, the Company incurred a $2.0 billion ($2.1 billion after tax) charge related to the deconsolidation of its Venezuelan subsidiaries. See the “Venezuela Impacts” later in the Results of Operations section.

The Procter & Gamble Company 28

Fiscal year 2014 compared with fiscal year 2013
Gross margin contracted 100 basis points to 49.1% of net sales in 2014. The decrease in gross margin was primarily driven by a 150 basis point impact from unfavorable geographic and product mix, a 50 basis point impact from higher commodity costs and a 90 basis point impact from unfavorable foreign exchange, partially offset by manufacturing cost savings of 190 basis points and a 40 basis point benefit from higher pricing. The unfavorable geographic and product mix was caused by disproportionate growth in developing regions and the Fabric Care and Home Care and Baby, Feminine and Family Care segments, which have lower gross margins than the Company average.
Total SG&A decreased 5% to $24.8 billion in 2014 due to a reduction in marketing spending, overhead expense, impairment charges and restructuring costs. SG&A as a percentage of net sales decreased 170 basis points to 30.8%. Lower restructuring spending drove 30 basis points of the decline. Marketing spending as a percentage of net sales decreased 80 basis points primarily due to lower spending behind a focus on more efficient marketing support and scale benefits from increased net sales. Overhead spending decreased 50 basis points from productivity savings. Impairment charges were 40 basis points in 2013, but were zero in 2014. Charges for the 2014 foreign currency policy changes in Venezuela were comparable to the 2013 Venezuela devaluation impact.
During fiscal 2013, we incurred impairment charges of $308 million ($290 million after tax) related to the carrying value of goodwill in our Appliances business and the related Braun trade name intangible asset.
Non-Operating Items
Fiscal year 2015 compared with fiscal year 2014
Interest expense was $626 million in 2015, a decrease of $84 million versus the prior year due to lower average debt balances and a decrease in weighted average interest rates. Interest income was $151 million in 2015, an increase of $50 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income, net, primarily includes divestiture gains and investment income. Other non-operating income increased $325 million to $531 million, primarily due to minor brand divestiture gains. In 2015, we had approximately $400 million in minor brand divestiture gains, including Zest, Camay, Fekkai and Wash & Go hair care brands, Rochas and Laura Biagotti fine fragrance brands and Vaposteam. The prior year acquisition and divestiture activities included approximately $150 million in divestiture gains, primarily related to the sale of our bleach businesses in Europe, IMEA and Latin America, our Pert hair care business in Latin America and MDVIP.
Fiscal year 2014 compared with fiscal year 2013
Interest expense increased 6% in 2014 to $710 million, primarily due to an increase in average debt outstanding. Interest income was $101 million in 2014, an increase of $13 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income, net, primarily includes divestiture gains and investment income. Other non-operating income decreased $735 million to $206 million, primarily due to acquisition and divestiture impacts. In 2014, we had approximately $150 million in divestiture gains, primarily related to the sale of our bleach businesses in Europe, IMEA and Latin America, our Pert hair care business in Latin America and MDVIP. The 2013 acquisition and divestiture activities included a $631 million holding gain resulting from P&G's purchase of the balance of its Baby Care and Feminine Care joint venture in Iberia and an approximate $250 million gain from the divestiture of our Italy bleach business.
Income Taxes
Fiscal year 2015 compared with fiscal year 2014
The effective tax rate on continuing operations increased 350 basis points to 24.6% in 2015 mainly due to the non-deductibility of the $2.0 billion Venezuelan deconsolidation charge. The rate increase caused by lower current year favorable discrete adjustments related to uncertain income tax positions (the net benefit was 80 basis points in the current year versus 160 basis points in the prior year) was largely offset by a decrease related to favorable geographic earnings mix.
Fiscal year 2014 compared with fiscal year 2013
The effective tax rate on continuing operations decreased 170 basis points to 21.1% in 2014. The primary driver of this rate decline was approximately 320 basis points from the favorable geographic mix of earnings and approximately 60 basis points due to the non-deductibility of the 2013 impairment charges related to our Appliances business. These impacts were partially offset by a 50 basis point increase due to the Venezuela currency policy changes and devaluation discussed below (which decreased the prior year rate 20 basis points and increased the current year rate by 30 basis points), a 110 basis point increase due to the tax impacts of acquisition and divestiture activities (the gains from the purchase of the balance of the Baby Care and Feminine Care joint venture in Iberia and the sale of our Italy bleach business in 2013) and a 30 basis point increase due to the net impact of favorable discrete adjustments related to uncertain income tax positions. The net benefit 2014 was $228 million, or 160 basis points, versus 190 basis points of net benefit in 2013.
Net Earnings
Fiscal year 2015 compared with fiscal year 2014
Net earnings from continuing operations decreased $2.4 billion or 21% to $8.9 billion due to the $2.1 billion after tax charge related to the deconsolidation of Venezuelan subsidiaries and the decline in net sales, partially offset by reduced selling, general and administrative costs (SG&A). Foreign exchange impacts negatively affected net earnings by approximately $1.4 billion in 2015 due to the weakening of certain key currencies against the U.S. dollar, primarily in Russia, Ukraine, Venezuela and Argentina, partially offset by lower after-tax charges related to balance sheet remeasurement charges in Venezuela.

29 The Procter & Gamble Company

Net earnings from discontinued operations decreased $2.3 billion in 2015 due primarily to $2.1 billion of after tax impairment charges in our Batteries business (see Note 2 to the Consolidated Financial Statements) and the absence of fiscal 2015 earnings from our divested Pet Care business. Net earnings attributable to Procter & Gamble decreased $4.6 billion, or 40% to $7.0 billion.
Diluted net earnings per share from continuing operations decreased $0.80, or 21%, to $3.06 due to the decrease in net earnings. We had a diluted net loss per share from discontinued operations of $0.62 due primarily to the impairment charges on the Batteries business. This was a reduction of $0.78 per share versus the prior year. Diluted net earnings per share decreased $1.57, or 39%, to $2.44.
Core EPS decreased 2% to $4.02. Core EPS represents diluted net earnings per share from continuing operations excluding charges for Venezuelan deconsolidation, balance sheet remeasurement charges from foreign exchange policy changes and devaluation in Venezuela (see below), charges for certain European legal matters and incremental restructuring related to our productivity and cost savings plan. The decline was driven by reduced net sales, partially offset by minor brand divestiture gains.
Fiscal year 2014 compared with fiscal year 2013
Net earnings from continuing operations increased $365 million or 3% to $11.3 billion in 2014 due to the increase in sales and a 40-basis point expansion in net earnings margin. The increase in net earnings margin was primarily driven by the decrease in SG&A as a percentage of net sales and the lower tax rate, partially offset by the gross margin contraction and the acquisition and divestiture-driven net reduction in other non-operating income, net.
Net earnings from discontinued operations increased $18 million in 2014 due to stronger results in our Batteries business offsetting the ongoing impacts of prior year product recalls in Pet Care. Net earnings attributable to Procter & Gamble increased $331 million, or 3% to $11.6 billion.
Diluted net earnings per share from continuing operations increased 4% to $3.86 primarily due to the increase in net earnings. Diluted net earnings per share from discontinued operations was $0.15 due to the earnings of the Batteries and Pet Care businesses. Diluted net earnings per share increased 4% to $4.01.
Core EPS increased 5% to $4.09 primarily due to increased net sales, a 40 basis point net earnings margin expansion and the reduction in shares outstanding. Core EPS represents diluted net earnings per share from continuing operations excluding charges from foreign exchange policy changes and the devaluation of the foreign exchange rates in Venezuela (see below), the 2013 holding gain on the purchase of the balance of our Iberian joint venture, the 2013 impairment of goodwill and indefinite-lived intangible assets and charges in both years for European legal matters and incremental restructuring related to our productivity and cost savings plan.

Venezuela Impacts
Effective June 30, 2015, the Company deconsolidated its local Venezuelan operations from our Consolidated Financial Statements. P&G has operated in Venezuela for over 65 years and remains committed to serving Venezuelan consumers with our leading brands and products to grow our business. We expect our operations in Venezuela will continue for the foreseeable future. We continue to work proactively with the Venezuelan official agencies to ensure we fully understand and remain compliant as the policies within which our Venezuelan subsidiaries operate evolve. We do not expect this change in accounting to directly affect the local operations of our Venezuelan subsidiaries.
There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and have restricted our Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. For accounting purposes, this has resulted in a lack of control over our Venezuelan subsidiaries. Therefore, in accordance with the applicable accounting standards for consolidation, effective June 30, 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. This change resulted in a fourth quarter fiscal 2015 one-time before-tax charge of $2.0 billion ($2.1 billion after tax, or $0.71 per share). In future periods, our financial results will only include sales of finished goods to our Venezuelan subsidiaries to the extent we receive payments from Venezuela (expected to be largely through the CENCOEX exchange market). Accordingly, we will no longer include the results of our Venezuelan subsidiaries’ operations in future reporting periods (see Note 1 to the Consolidated Financial Statements). Our operations in Venezuela accounted for less than 2% of consolidated net sales and earnings from continuing operations (before the deconsolidation charge) during fiscal 2015.
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, prior to deconsolidation, the U.S. dollar had been the functional currency for our subsidiaries in Venezuela. A number of changes have been initiated in the Venezuelan exchange rate system, including changes that resulted in devaluations to their currency. Prior to deconsolidation, currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by our Venezuelan subsidiaries, along with any other transactional foreign exchange gains and losses, have been reflected in earnings, and totaled $104 million, $275 million and $236 million on an after-tax basis in 2015, 2014 and 2013, respectively.
There are currently three official exchange rate mechanisms in Venezuela. The CENCOEX (National Center for External Commerce) exchange rate is 6.3 Venezuelan bolivares fuerte (VEF) per dollar and can be used for the importation of certain qualifying products and materials. SICAD (Complementary

The Procter & Gamble Company 30

System for Foreign Exchange Administration) is an auction-based exchange program applicable to foreign investment transactions and certain other qualifying imports of finished goods and materials. The rate available through SICAD was 10.6 VEF per dollar at June 30, 2014 and 12.8 VEF per dollar at June 30, 2015. A third exchange mechanism, referred to as SIMADI (Sistema Marginal de Divisas), is also an auction-based program recently trading at approximately 200 VEF per dollar.
Through December 31, 2013, Venezuela had only one officially established exchange rate for qualifying dividends and imported goods and services, the CENCOEX rate, previously CADIVI (Foreign Exchange Administrative Commission). Accordingly, through December 31, 2013, our results in Venezuela and all of our net monetary assets were measured at this exchange rate. On January 24, 2014, a number of announcements were made affecting currency exchange rate and other controls, including the introduction of the SICAD and SICAD II exchange rate mechanisms. In addition, based on local regulatory guidance, we had expected dividends to be executed under the SICAD rate. Accordingly, beginning in

January 2014, other than transactions flowing through CENCOEX, our historical operations and balance sheet positions were generally measured using the SICAD rate. In January 2015, additional announcements were made relating to currency exchange rate and other controls, including the elimination of the SICAD II exchange rate and the introduction of the SIMADI rate.
A significant portion of our imports have historically qualified for the CENCOEX rate. While we continue to import certain materials and products under this rate, payments for such qualifying imports have declined in recent years. At this time, there is considerable uncertainty as to how CENCOEX will operate in the future, including the nature and quantity of transactions that will continue to flow through CENCOEX. However, we believe a portion of our imports will continue to qualify for the preferential rate. We have had no recent access to the SICAD market for imports or dividends. To date, we have had limited access to the SIMADI market. Our plans and ability to access that market in the future is unclear.

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

	Net Sales Change Drivers (2015 vs. 2014)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other	Net Sales Growth
Beauty, Hair and Personal Care	(4)%	(3)%	(5)%	2%	0%	0%	(7)%
Grooming	(3)%	(3)%	(8)%	4%	0%	0%	(7)%
Health Care	(1)%	(1)%	(5)%	2%	3%	0%	(1)%
Fabric Care and Home Care	1%	1%	(6)%	1%	0%	(1)%	(5)%
Baby, Feminine and Family Care	(1)%	(1)%	(6)%	2%	2%	0%	(3)%
TOTAL COMPANY	(1)%	(1)%	(6)%	2%	0%	0%	(5)%

	Net Sales Change Drivers (2014 vs. 2013)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other	Net Sales Growth
Beauty, Hair and Personal Care	0%	0%	(2)%	0%	0%	0%	(2)%
Grooming	1%	1%	(3)%	4%	(2)%	0%	0%
Health Care	2%	2%	(1)%	1%	(1)%	0%	1%
Fabric Care and Home Care	4%	5%	(3)%	(1)%	0%	0%	0%
Baby, Feminine and Family Care	4%	3%	(3)%	1%	0%	0%	2%
TOTAL COMPANY	3%	3%	(3)%	1%	(1)%	0%	0%
Net sales percentage changes are approximations based on quantitative formulas that are consistently applied. Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

31 The Procter & Gamble Company

BEAUTY, HAIR AND PERSONAL CARE

($ millions)	2015	Change vs. 2014	2014	Change vs. 2013
Volume	N/A	(4)%	N/A	—%
Net sales	$18,135	(7)%	$19,507	(2)%
Net earnings	$2,584	(6)%	$2,739	11%
% of net sales	14.2%	20 bps	14.0%	160 bps
Fiscal year 2015 compared with fiscal year 2014
Beauty, Hair and Personal Care net sales decreased 7% to $18.1 billion in 2015 on a 4% decrease in unit volume. Organic sales decreased 1% on a 3% decline in organic volume. Unfavorable foreign exchange reduced net sales by 5%. Increased pricing was a benefit of 2%. Global market share of the Beauty, Hair and Personal Care segment decreased 0.5 points. Volume decreased low single digits in developed markets and was down mid-single digits in developing markets.

•
Volume in Hair Care and Color decreased low single digits in both developed and developing markets following minor divestitures and competitive activity. Global market share of the hair care category was down more than half a point.

•
Volume in Skin and Personal Care was down mid-single digits, driven by a high single-digits decline in developing markets, primarily due to decreases in skin care and personal cleansing due to ongoing competitive activity. Volume was unchanged in developed markets. Global market share of the skin and personal care category was down half a point.

•
Volume in Cosmetics was unchanged as a mid-single-digit increase in developing markets primarily due to market growth and product innovation was offset by a low single-digit decrease in developed markets due to competitive activity. Global market share of the cosmetics category was down slightly.

•	Volume in Salon Professional decreased low single digits due to a low single-digit decrease in developed markets primarily due to market declines. Volume in developing markets was unchanged.

•	Volume in Prestige decreased double digits due to competitive activity and reduced levels of initiative activity.
Net earnings decreased 6% to $2.6 billion primarily due to lower volume and the currency-driven reduction in net sales. Net earnings margin increased 20 basis points due to a reduction in SG&A as a percent of sales, behind lower spending from the Company's focus on marketing efficiencies.
Fiscal year 2014 compared with fiscal year 2013
Beauty, Hair and Personal Care net sales decreased 2% to $19.5 billion in 2014. Unit volume was in line with the prior year period as overall market growth was offset by share declines from the impacts of competitive activity. Organic sales were flat. Unfavorable foreign exchange reduced net sales by 2%. Global market share of the Beauty, Hair and Personal Care segment decreased 0.4 points. Volume increased low single digits in developing markets and declined low single digits in developed markets.

•	Volume in Hair Care and Color was flat with a decrease in developed regions offset by an increase in developing regions. Global market share of the hair care category decreased nearly half a point.

•
Volume in Skin and Personal Care increased low single digits due to product and commercial innovation and market growth for personal cleansing and deodorants, partially offset by a decrease in facial skin care due to competitive activity. Global market share of the skin and personal care category decreased nearly half a point.

•	Volume in Cosmetics increased low single digits in both developed and developing markets due to market growth and product innovation. Global market share of the cosmetics category decreased slightly.

•	Volume in Salon Professional decreased mid-single digits due to competitive activity and European market contraction.

•	Volume in Prestige decreased low single digits due to minor brand divestitures.
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
GROOMING

($ millions)	2015	Change vs. 2014	2014	Change vs. 2013
Volume	N/A	(3)%	N/A	1%
Net sales	$7,441	(7)%	$8,009	—%
Net earnings	$1,787	(9)%	$1,954	6%
% of net sales	24.0%	(40) bps	24.4%	150 bps
Fiscal year 2015 compared with fiscal year 2014
Grooming net sales decreased 7% to $7.4 billion in 2015 on a 3% decrease in unit volume. Organic sales increased 1%. Price increases in blades and razors and appliances contributed 4% to net sales while unfavorable foreign exchange reduced net sales by 8%. Global market share of the Grooming segment decreased 0.1 points versus year ago. Volume decreased low single digits in both developed and developing regions.

•
Shave Care volume decreased low single digits due to a mid-single-digit decline in developed regions from lower trade inventory levels and a low single digit-decrease in developing regions following increased pricing. Global market share of the blades and razors category was up slightly.

•	Volume in Electronic Hair Removal increased mid-single digits due to mid-single-digit growth in developed markets and low single-digit growth in developing markets behind

The Procter & Gamble Company 32

product innovation and market growth. Global market share of the electronic hair removal category was flat.
Net earnings decreased 9% to $1.8 billion due to the decline in net sales and a 40 basis-point decrease in net earnings margin. Net earnings margin decreased due to higher SG&A spending as a percent of sales. Decreased spending due to marketing efficiencies and overhead reductions did not keep pace with the currency-driven reduction in net sales. Gross margin was unchanged as negative geographic mix from a disproportionate decline in developed regions was offset by manufacturing cost savings.
Fiscal year 2014 compared with fiscal year 2013
Grooming net sales were flat at $8.0 billion in 2014 on a 1% increase in unit volume. Organic sales were up 3%. Price increases in Blades and Razors and Appliances contributed 4% to net sales growth. Unfavorable geographic and product mix reduced net sales by 2% due to disproportionate growth in developing regions and mid-tier products, both of which have lower than segment average selling prices. Unfavorable foreign exchange reduced net sales by 3%. Global market share of the Grooming segment increased 0.2 points. Volume increased mid-single digits in developing regions partially offset by a low-single-digit decrease in developed regions.

•
Shave Care volume increased low single digits due to a mid-single-digit growth in developing regions from innovation and market growth, partially offset by a low single-digit decrease in developed regions due to market contraction. Global market share of the blades and razors category was up slightly.

•
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
HEALTH CARE

($ millions)	2015	Change vs. 2014	2014	Change vs. 2013
Volume	N/A	(1)%	N/A	2%
Net sales	$7,713	(1)%	$7,798	1%
Net earnings	$1,167	8%	$1,083	(1)%
% of net sales	15.1%	120 bps	13.9%	(30) bps

Fiscal year 2015 compared with fiscal year 2014
Health Care net sales declined 1% to $7.7 billion in 2015 on a 1% decline in unit volume. Organic sales increased 4%. Favorable geographic and product mix increased net sales 3%, primarily driven by Oral Care growth in developed markets, which has higher average sales prices. Increased pricing added 2% to net sales. Unfavorable foreign exchange reduced net sales by 5%. Global market share of the Health Care segment decreased 0.3 points. Volume increased low single digits in developed regions but decreased mid-single digits in developing regions.

•
Oral Care volume decreased low single digits as a mid-single-digit decline in developing regions due to competitive activity and following increased pricing was partially offset by a low single-digit increase in developed regions from product innovation. Global market share of the oral care category was flat.

•
Volume in Personal Health Care decreased low single digits due to a low single-digit decrease in developed regions from competitive activity. Volume in developing markets was unchanged. Global market share of the personal health care category was down about a point.

Net earnings increased 8% to $1.2 billion as the reduction in net sales was more than offset by a 120-basis point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and reduced SG&A spending as a percentage of net sales. Gross margin increased primarily due to the impact of higher pricing and manufacturing cost savings. SG&A declined as a percentage of net sales due to a focus on marketing spending efficiencies.
Fiscal year 2014 compared with fiscal year 2013
Health Care net sales increased 1% to $7.8 billion in 2014 on a 2% increase in unit volume. Organic sales increased 2%. Price increases across the businesses contributed 1% to net sales growth. Disproportionate growth in developing regions drove unfavorable geographic mix reducing net sales by 1%. Unfavorable foreign exchange reduced net sales by 1%. Global market share of the Health Care segment increased 0.2 points. Volume increased low single digits in both developed and developing regions.

•
Oral Care volume increased low single digits due to a mid-single-digit increase in developing regions behind geographic market expansion and market growth and a low single-digit increase in developed regions from innovation. Global market share of the oral care category increased less than half a point.

•	Volume in Personal Health Care decreased low single digits due to a weak cough and cold season which was only partially offset by innovation and market expansion.
Net earnings decreased 1% to $1.1 billion as the increase in net sales was more than offset by a 30-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction, partially offset by lower overheads. Gross margin decreased due to the impact of foreign exchange and negative geographic and product mix, partially offset by manufacturing cost savings and pricing.

33 The Procter & Gamble Company

FABRIC CARE AND HOME CARE

($ millions)	2015	Change vs. 2014	2014	Change vs. 2013
Volume	N/A	1%	N/A	4%
Net sales	$22,277	(5)%	$23,509	—%
Net earnings	$2,635	(5)%	$2,771	(2)%
% of net sales	11.8%	0 bps	11.8%	(30) bps
Fiscal year 2015 compared with fiscal year 2014
Fabric Care and Home Care net sales decreased 5% to $22.3 billion in 2015 on a 1% increase in unit volume. Organic sales increased 2%. Unfavorable foreign exchange reduced net sales by 6%, while pricing added 1% to net sales, mix was neutral, and minor brand divestitures had a negative impact of about 1%. Global market share of the Fabric Care and Home Care segment decreased 0.1 points. Volume increased low single digits in developed regions and was unchanged in developing regions.

•
Fabric Care volume increased low single digits due to low single-digit growth in developed regions behind market growth and product innovation. Volume was unchanged in developing regions. Global market share of the fabric care category was flat.

•
Home Care volume was unchanged as decreases due to competitive activity, mainly in developed markets, were offset by increases from product innovation and expanded distribution. Global market share of the home care category was down nearly half a point.

Net earnings decreased 5% to $2.6 billion due to the net sales reduction. Gross margin was unchanged as negative product mix impacts from investments to expand new innovations globally were offset by manufacturing cost savings. SG&A as a percent of net sales was unchanged as lower spending due to marketing and overhead efficiencies kept pace with reduced sales.
Fiscal year 2014 compared with fiscal year 2013
Fabric Care and Home Care net sales were unchanged at $23.5 billion in 2014 on a 4% increase in unit volume. Organic sales were up 4%. Unfavorable foreign exchange reduced net sales by 3%. Reduced pricing decreased net sales by 1%. Global market share of the Fabric Care and Home Care segment increased 0.1 points. Volume increased high single digits in developing regions and low single digits in developed regions.

•
Fabric Care volume increased mid-single digits driven by a high single-digit volume increase in developing regions behind market growth and innovation, and a low single-digit increase in developed regions due to product innovation. Global market share of the fabric care category was flat.

•
Home Care volume increased mid-single digits driven by a high single-digit increase in developing markets from distribution expansion and market growth, and from a low single digit increase in developed regions due to product innovation. Global market share of the home care category was up less than half a point.

Net earnings decreased 2% to $2.8 billion due to a 30-basis point decrease in net earnings margin. Net earnings margin decreased due to gross margin contraction partially offset by a decrease in SG&A as a percentage of sales. Gross margin decreased due to unfavorable geographic and product mix and the impact of foreign exchange, which was partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased due to marketing and overhead efficiencies.
BABY, FEMININE AND FAMILY CARE

($ millions)	2015	Change vs. 2014	2014	Change vs. 2013
Volume	N/A	(1)%	N/A	4%
Net sales	$20,247	(3)%	$20,950	2%
Net earnings	$2,938	—%	$2,940	(4)%
% of net sales	14.5%	50 bps	14.0%	(90) bps
Fiscal year 2015 compared with fiscal year 2014
Baby, Feminine and Family Care net sales were down 3% to $20.2 billion in 2015 on a 1% decline in unit volume. Organic sales were up 3%. Price increases, primarily in Baby Care, increased net sales by 2%. Favorable geographic mix from higher developed market volume in both Feminine Care and Baby Care and from product mix in Feminine Care increased net sales by 2%. Unfavorable foreign exchange reduced net sales by 6%. Global market share of the Baby, Feminine and Family Care segment decreased 0.6 points. Volume increased low single digits in developed regions and decreased high single digits in developing regions.

•
Volume in Baby Care decreased low single digits due to a mid-single-digit decrease in developing regions following increased pricing, partially offset by a low single-digit increase in developed regions from product innovation. Global market share of the baby care category decreased less than a point.

•
Volume in Feminine Care decreased low single digits as high single-digit decline in developing regions due to competition and increased pricing was partially offset by a mid-single-digit increase in developed regions from product innovation, including the entry into the female adult incontinence category. Global market share of the feminine care category was flat.

•
Volume in Family Care was unchanged as low single-digit growth in developed regions was offset by a double-digit decline in developing regions due to discontinuation of lower priced product offerings. In the U.S., all-outlet share of the family care category decreased less than a point.

Net earnings were unchanged at $2.9 billion as the reduction in net sales was offset by a 50-basis point increase in net earnings margin. Net earnings margin increased due to higher gross margin, partially offset by an increase in SG&A as a percent of net sales. The increase in gross margin was driven by higher pricing and manufacturing cost savings, partially offset by foreign exchange. SG&A as a percent of net sales increased as spending reductions did not keep pace with the currency-driven decline in sales.

The Procter & Gamble Company 34

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

•
Volume in Baby Care increased mid-single digits due to a mid-single-digit increase in developing regions, from market growth and product innovation and a mid-single-digit increase in developed regions due to the buyout of our joint venture partner in Iberia and product innovation in North America, partially offset by competitive activity. Global market share of the baby care category decreased slightly.

•
Volume in Feminine Care increased mid-single digits due to a mid-single-digit increase in developed regions, from the buyout of our joint venture partner in Iberia and innovation, and a low single-digit increase in developing regions from market growth and innovation. Organic volume was up low single digits. Global market share of the feminine care category decreased less than half a point.

•
Volume in Family Care increased low single digits due to product innovation on Charmin and Bounty and lower pricing, partially offset by competitive activity. In the U.S., all-outlet share of the family care category decreased less than half point.

Net earnings decreased 4% to $2.9 billion as the increase in net sales was more than offset by a 90-basis point decrease in net earnings margin. Net earnings margin decreased primarily due to gross margin contraction. Gross margin decreased due to the impact of foreign exchange, higher commodity cost and unfavorable product and geographic mix from disproportionate growth in developing regions and mid-tier products, both of which have lower gross margins than the segment average, partially offset by manufacturing cost savings and pricing.
CORPORATE

($ millions)	2015	Change vs. 2014	2014	Change vs. 2013
Net sales	$466	(37)%	$737	31%
Net earnings	$(2,181)	N/A	$(169)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business units. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the historical gains and losses related to certain divested brands and categories; certain asset impairment charges; certain balance sheet impacts from significant foreign exchange devaluations; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item is income taxes to adjust from blended statutory tax rates that are reflected in the segments to the overall Company effective tax rate.
Net sales in Corporate decreased by $271 million in the current year primarily due to the prior year divestiture of the MDVIP business. Corporate net expenses from continuing operations increased $2.0 billion in 2015, primarily due the charge related to the deconsolidation of the Venezuelan subsidiaries, increased foreign exchange transactional charges and incremental restructuring charges, which were partially offset by gains on minor brand divestitures.
Net sales in Corporate increased by $173 million in 2014. Corporate net earnings from continuing operations improved by $164 million in 2014, primarily due to reduced net after-tax goodwill and intangible asset impairment charges (which totaled $290 million in 2013 but were zero in 2014), lower 2014 restructuring and overhead spending and lower overall Company effective tax rate, partially offset by the holding gain in 2013 from the buyout of our Iberian joint venture partner. Additional discussion of the items impacting net earnings in Corporate are included in the Results of Operations section.
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
As part of this plan, the Company expects to incur in excess of $5.0 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 78% of the costs have been incurred through the end of fiscal 2015. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment. Overall, these costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3.0 billion in annual before-tax gross savings. The cumulative before-tax savings realized through 2015 were approximately $2.1 billion.
Restructuring accruals of $389 million as of June 30, 2015 are classified as current liabilities. Approximately 70% of the restructuring charges incurred during fiscal 2015 either have been or will be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that yield additional benefits to our operating margins.

35 The Procter & Gamble Company

Refer to Note 3 to our Consolidated Financial Statements for more details on the restructuring program and to the Operating Costs section of this MD&A for more information about the total benefit to operating margins from our total savings efforts.
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
Operating Cash Flow
Fiscal year 2015 compared with fiscal year 2014
Operating cash flow was $14.6 billion in 2015, a 5% increase from the prior year. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, stock-based compensation, deferred income taxes, impairment charges, gains on sale of businesses and the Venezuela deconsolidation charge) and a decrease in working capital, partially offset by the impact of other operating assets and liabilities. Reduced accounts receivable generated $349 million of cash due to changes in customer terms and improved collection results. The number of days sales outstanding decreased 5 days due to foreign exchange impacts and improvements in collection results and customer terms. Lower inventory generated $313 million of cash mainly due to supply chain optimizations and lower commodity costs. Inventory days on hand decreased 7 days due to foreign exchange impacts, supply chain optimizations and lower commodity costs. Accounts payable, accrued and other liabilities increased, generating $928 million in operating cash flow primarily driven by extended payment terms. Other operating assets and liabilities utilized $976 million of cash primarily to eliminate the deferred tax impacts associated with the Pet Care divestiture.
Fiscal year 2014 compared with fiscal year 2013
Operating cash flow was $14.0 billion in 2014, a 6% decrease from the prior year, which was primarily driven by a $1.0 billion discretionary contribution into a foreign pension plan. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, stock-based compensation, deferred income taxes and gains on sale of businesses) partially offset by the impact of other operating assets and liabilities. Working capital changes did not have a significant impact on operating cash flow in 2014.

Reduced accounts receivable generated $87 million of cash primarily due to improved collection results, which, along with the timing and mix of sales late in the period, drove a 1 day decrease in accounts receivable days sales outstanding. Inventory changes did not significantly impact operating cash flow as inventory management improvement efforts offset inventory needed to support product initiatives and build stock to support capacity expansions and manufacturing sourcing changes. Inventory days on hand decreased by 3 days primarily due to inventory management improvement efforts. Accounts payable, accrued and other liabilities also did not significantly impact operating cash flow. Other operating assets and liabilities utilized $1.6 billion of cash, primarily driven by $1.0 billion of cash used for a discretionary contribution into a foreign pension plan.
Adjusted Free Cash Flow. We view adjusted free cash flow as an important measure because it is a factor impacting the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment. It is defined as operating cash flow less capital expenditures and excluding certain divestiture impacts (tax payments in the current year for the Pet Care divestiture) and is one of the measures used to evaluate senior management and determine their at-risk compensation.
Fiscal year 2015 compared with fiscal year 2014
Adjusted free cash flow was $11.6 billion in 2015, an increase of 15% versus the prior year. The increase was driven by the increase in operating cash flows. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings excluding impairment charges on the Batteries business and the Venezuelan deconsolidation charge, was 102% in 2015.
Fiscal year 2014 compared with fiscal year 2013
Adjusted free cash flow was $10.1 billion in 2014, a decrease of 7% versus the prior year. The decrease was driven by the decrease in operating cash flows, which was primarily due to a $1.0 billion discretionary contribution into a foreign pension plan. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings excluding impairment charges from divested businesses, was 86% in 2014.
Investing Cash Flow
Fiscal year 2015 compared with fiscal year 2014
Net investing activities consumed $2.9 billion in cash in 2015 mainly due to capital spending, net purchases of available-for-sale securities and a reduction in cash due to Venezuela deconsolidation, partially offset by asset sales.
Fiscal year 2014 compared with fiscal year 2013
Net investing activities consumed $4.1 billion in cash in 2014 mainly due to capital spending and cash paid for investments in available-for-sale securities, partially offset by asset sales.
Capital Spending. We manage capital spending to support our business growth plans and have cost controls to deliver our cash generation targets. Capital expenditures, primarily to

The Procter & Gamble Company 36

support capacity expansion, innovation and cost efficiencies, were $3.7 billion in 2015 and $3.8 billion in 2014. Capital spending as a percentage of net sales increased 10 basis points to 4.9% in 2015. Capital spending as a percentage of net sales in 2014 decreased 10 basis points versus 2013 to 4.8%.
Acquisitions. Acquisition activity was not material in 2015 or 2014.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales in 2015 contributed $4.5 billion in cash, primarily from the sale of our Pet Care business, the sale of our Chinese battery venture, and other minor brand divestitures. Proceeds from asset sales contributed $570 million in cash in 2014 mainly due to minor brand divestiture activities, including MDVIP, the Pert business in Latin America and the bleach business in Europe, IMEA and Latin America.
Financing Cash Flow
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 6% to $2.59 per share in 2015. Total dividend payments to common and preferred shareholders were $7.3 billion in 2015 and $6.9 billion in 2014. In April 2015, the Board of Directors declared an increase in our quarterly dividend from $0.6436 to $0.6629 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 3% increase compared to the prior quarterly dividend and is the 59th consecutive year that our dividend has increased. We have paid a dividend for 125 years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $30.4 billion as of June 30, 2015 and $35.4 billion as of June 30, 2014. Our total debt decreased in 2015 mainly due to debt maturities, partially offset by debt issuances.
Treasury Purchases. Total share repurchases were $4.6 billion in 2015 and $6.0 billion in 2014.
Liquidity
At June 30, 2015, our current liabilities exceeded current assets by $144 million ($2.5 billion, excluding current assets and current liabilities of the Batteries business held for sale), largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2015, $11.0 billion of the Company’s cash, cash equivalents and marketable securities is held off-shore by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, which have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
On June 30, 2015, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings are Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $11.0 billion facility split between a $7.0 billion five-year facility and a $4.0 billion 364-day facility, which expire in August 2018 and July 2016, respectively. The 364-day facility can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain largely undrawn for the foreseeable future. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt see Note 4.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

37 The Procter & Gamble Company

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2015.

Amounts in millions	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$30,185	$11,985	$3,403	$4,276	$10,521
Capital leases	52	20	23	7	2
Uncertain tax positions (1)	445	445	—	—	—
OTHER
Interest payments relating to long-term debt	6,925	699	1,277	1,017	3,932
Operating leases (2)	1,617	249	435	371	562
Minimum pension funding (3)	656	215	441	—	—
Purchase obligations (4)	1,507	586	449	242	230
TOTAL CONTRACTUAL COMMITMENTS	$41,387	$14,199	$6,028	$5,913	$15,247

(1)
As of June 30, 2015, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $1.5 billion, including $366 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2015, cannot be made.

(2)	Operating lease obligations are shown net of guaranteed sublease income.

(3)
Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2018 are not currently determinable.

(4)
Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent future purchases in line with expected usage to obtain favorable pricing. This includes service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

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
Income Taxes
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual tax rate are judgments and assumptions regarding the recoverability of certain deferred tax balances, primarily net operating loss and other carryforwards, and our ability to uphold certain tax positions.
Realization of net operating losses and other carryforwards is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods, which involves business plans, planning opportunities and expectations about future outcomes. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized.
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

The Procter & Gamble Company 38

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
The expected return on plan assets assumption impacts our defined benefit expense, since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 9 to the Consolidated Financial Statements. For 2015, the average return on assets assumptions for pension plan assets and OPEB assets was 7.2% and 8.3%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit expense by approximately $101 million.
Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans and OPEB plans of 3.1% and 4.5%, respectively, represents a weighted average of local rates in countries where such plans exist. A 100-basis point change in the pension discount rate would impact annual after-tax defined benefit pension expense by approximately $195 million. A change in the OPEB discount rate of 100 basis points would impact annual after-tax OPEB expense by approximately $60 million. For additional details on our defined benefit pension and OPEB plans, see Note 9 to the Consolidated Financial Statements.
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

39 The Procter & Gamble Company

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
With the exception of our Appliances and Batteries businesses, all of our reporting units have fair values that significantly exceed recorded values. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. In addition, any potential change in the strategic plans for these businesses due to the refocusing of our business portfolio could impact these judgments, assumptions and estimates, in turn, impacting our fair value. A significant reduction in the estimated fair values could result in impairment charges that could materially affect the financial statements in any given year. The recorded value of goodwill and intangible assets from recently impaired businesses and recently acquired businesses are derived from more recent business operating plans and macroeconomic environmental conditions and therefore are more susceptible to an adverse change that could require an impairment charge.
Prior to 2013, our Appliances reporting unit incurred an impairment charge to reduce the goodwill carrying amount to its estimated fair value. During 2013, the estimated fair value of our Appliances reporting unit declined further, below the carrying amount resulting from the prior impairment. Therefore, we recorded an additional non-cash before and after-tax impairment charge of $259 million in fiscal 2013. Additionally, our 2013 impairment testing for Appliances indicated a decline in the fair value of our Braun trade name intangible asset below its carrying value. This resulted in a non-cash, before-tax impairment charge of $49 million ($31 million after-tax) to reduce the carrying amount of this asset to its estimated fair value. The impairment of the Appliances business in fiscal 2013 was due to the devaluation of currency in Japan, a key country that generates a significant portion of the earnings of the Appliances business, relative to the currencies in which the underlying net assets are recorded.
As of June 30, 2015, the Appliances business has remaining goodwill of $299 million and remaining intangible assets of $706 million. As a result of the impairments, the estimated fair value of our Appliances business slightly exceeds its respective carrying value. Our 2015 valuation of the Appliances business has it returning to sales and earnings growth rates consistent with our long-term business plans. However, the currency in Japan has continued to devalue relative to the currencies in which the related assets are recorded, reducing the fair value cushion in the Appliances business to approximately 5%.
During 2015, we determined that the estimated fair value of our Batteries reporting unit was less than its carrying amount, resulting in a series of impairment charges. The underlying fair value assessment was initially triggered by an agreement in September 2014 to sell the China-based battery joint venture and a related decision to pursue options to exit the remainder of the Batteries business. The results of our annual goodwill impairment testing during fiscal 2014 had indicated a decline in the fair value of the Batteries reporting unit due to lower long-term market growth assumptions in certain key geographies. At that time, the estimated fair value of the Batteries business continued to exceed its underlying carrying value, but the fair value cushion had been reduced to about 5%. The agreement to sell the China-based battery joint venture was at a transaction value that was below the earnings multiple implied from the prior valuation of our Batteries business, which effectively eliminated our fair value cushion. As a result, the remaining business unit cash flows no longer supported the remaining carrying amount of the Batteries business. Due largely to these factors, we recorded an initial non-cash, before and after-tax impairment charge of $863 million to reduce the carrying amount of goodwill for the Batteries business unit to its estimated fair value. These same factors resulted in a decline in the fair value of our Duracell trade name intangible asset below its carrying value. This resulted in a non-cash, before-tax impairment charge of $110 million ($69 million after tax) to reduce the carrying amount of this asset to its estimated fair value.
In November 2014, the Company reached an agreement to divest the remaining Batteries business via a split transaction in which the Company will exchange a recapitalized Duracell Company for Berkshire Hathaway's (BH) shares of P&G stock (see Note 13). Based on the terms of the agreement and the value of BH's shares of P&G stock at the agreement date, and changes thereto through June 30, 2015, the Company recorded additional non-cash, before and after-tax impairment charges totaling $1.2 billion. All of the fiscal 2015 impairment charges in the Batteries business are included as part of discontinued operations.
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. Changes to or a failure to achieve these business plans or a further deterioration of the macroeconomic conditions could result in a valuation that would trigger an additional impairment of the goodwill and intangible assets of these businesses. In addition, we also

The Procter & Gamble Company 40

considered the structure and value of the divestiture agreement with BH in the impairment testing for Batteries. If the value of BH’s shares of the Company declines further before the transaction closing dates, we may need to record additional non-cash impairment charges as part of discontinued operations in the future.
See Note 2 to our Consolidated Financial Statements for additional discussion on goodwill and intangible asset impairment testing results.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2015.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a centralized basis to take advantage of natural exposure correlation and netting. Except within financing operations, we leverage the Company's diversified portfolio of exposures as a natural hedge and prioritize operational hedging activities over financial market instruments. To the extent we choose to further manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices. Note 5 to the Consolidated Financial Statements includes a detailed discussion of our accounting policies for derivative instruments.
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the CorporateManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2015. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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
Based on our interest rate exposure as of and during the year ended June 30, 2015, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
Currency Rate Exposure on Financial Instruments. Because we manufacture and sell products and finance operations in a number of countries throughout the world, we are exposed to the impact on revenue and expenses of movements in currency exchange rates. Corporate policy prescribes the range of allowable hedging activity. To manage the exchange rate risk associated with the financing of our operations, we primarily use forward contracts with maturities of less than 18 months. In addition, we enter into certain currency swaps with maturities of up to five years to hedge our exposure to exchange rate movements on intercompany financing transactions.
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2015, we believe, at a 95% confidence level based on historical currency rate movements, the impact of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2015 and June 30, 2014, we did not have any commodity hedging activity.
Measures Not Defined By U.S. GAAP
Our discussion of financial results includes several "non-GAAP" financial measures. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. When used in the MD&A, we have provided the comparable U.S. GAAP measure in the discussion. These measures include:
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

41 The Procter & Gamble Company

The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2015	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty, Hair and Personal Care	(7)%	5%	1%	(1)%
Grooming	(7)%	8%	0%	1%
Health Care	(1)%	5%	0%	4%
Fabric Care and Home Care	(5)%	6%	1%	2%
Baby, Feminine and Family Care	(3)%	6%	0%	3%
TOTAL COMPANY	(5)%	6%	0%	1%

Year ended June 30, 2014	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty, Hair and Personal Care	(2)%	2%	0%	0%
Grooming	0%	3%	0%	3%
Health Care	1%	1%	0%	2%
Fabric Care and Home Care	0%	3%	1%	4%
Baby, Feminine and Family Care	2%	3%	(1)%	4%
TOTAL COMPANY	0%	3%	0%	3%

*	Acquisition/Divestiture Impact includes rounding impacts necessary to reconcile net sales to organic sales.
Core EPS. This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. This includes:

•
charges in each period presented for 1) incremental restructuring due to increased focus on productivity and cost savings, 2) the impacts from foreign exchange policy changes and the devaluations of the official foreign currency exchange rate in Venezuela, and 3) for certain European legal matters;

•	a holding gain in 2013 on the purchase of the balance of our Iberian joint venture;

•	impairment charges in 2013 for goodwill and indefinite-lived intangible assets; and

•	a charge in 2015 for the Venezuelan deconsolidation.
We do not view these items to be part of our sustainable results. We believe the Core EPS measure provides an important perspective of underlying business trends and results and provides a more comparable measure of year-on-year earnings per share growth. Core EPS is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.

The table below provides a reconciliation of reported diluted net earnings per share from continuing operations to Core EPS:

Years ended June 30	2015	2014	2013
Diluted net earnings per share - continuing operations	$3.06	$3.86	$3.71
Incremental restructuring charges	0.20	0.12	0.17
Venezuela balance sheet devaluation impacts	0.04	0.09	0.08
Charges for European legal matters	0.01	0.02	0.05
Gain on purchase of balance of Iberian JV	—	—	(0.21)
Impairment charges	—	—	0.10
Venezuelan deconsolidation	0.71	—	—
Rounding	—	—	(0.01)
CORE EPS	$4.02	$4.09	$3.89
Core EPS Growth	(2)%	5%	6%
Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.
Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital expenditures and excluding certain divestiture impacts (tax payments in the current year for the Pet Care divestiture). We view adjusted free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. Adjusted free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Cash Tax Payment - Pet Care Sale	Adjusted Free Cash Flow
2015	$14,608	$(3,736)	$10,872	$729	$11,601
2014	13,958	(3,848)	10,110	—	10,110
2013	14,873	(4,008)	10,865	—	10,865
Adjusted Free Cash Flow Productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding impairment charges on the Batteries business and the Venezuelan deconsolidation charge. Adjusted free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Net Earnings	Impairment & Decon- solidation Charges	Net Earnings Excluding Impairment & Deconsolid- ation Charges	Adjusted Free Cash Flow	Adjusted Free Cash Flow Productivity
2015	$7,144	$4,187	$11,331	$11,601	102%
2014	11,785	—	11,785	10,110	86%
2013	11,402	—	11,402	10,865	95%
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis, and Note 5 to the Consolidated Financial Statements.

The Procter & Gamble Company 42

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

43 The Procter & Gamble Company

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2015, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2015, as stated in their report which is included herein.

/s/ A. G. Lafley
A. G. Lafley
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller
Jon R. Moeller
Chief Financial Officer
August 7, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of The Procter & Gamble Company and subsidiaries at June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 7, 2015

The Procter & Gamble Company 44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Procter & Gamble Company
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of the Company as of and for the year ended June 30, 2015 and our report dated August 7, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 7, 2015

45 The Procter & Gamble Company

Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2015	2014	2013
NET SALES	$76,279	$80,510	$80,116
Cost of products sold	38,876	41,010	39,991
Selling, general and administrative expense	23,585	24,760	26,000
Goodwill and indefinite-lived intangible asset impairment charges	—	—	308
Venezuela deconsolidation charge	2,028	—	—
OPERATING INCOME	11,790	14,740	13,817
Interest expense	626	710	667
Interest income	151	101	88
Other non-operating income, net	531	206	941
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,846	14,337	14,179
Income taxes on continuing operations	2,916	3,019	3,226
NET EARNINGS FROM CONTINUING OPERATIONS	8,930	11,318	10,953
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	(1,786)	467	449
NET EARNINGS	7,144	11,785	11,402
Less: Net earnings attributable to noncontrolling interests	108	142	90
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$7,036	$11,643	$11,312

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$3.16	$4.03	$3.87
Earnings/(loss) from discontinued operations	(0.66)	0.16	0.17
BASIC NET EARNINGS PER COMMON SHARE	$2.50	$4.19	$4.04
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$3.06	$3.86	$3.71
Earnings/(loss) from discontinued operations	(0.62)	0.15	0.15
DILUTED NET EARNINGS PER COMMON SHARE	2.44	4.01	3.86
DIVIDENDS PER COMMON SHARE	$2.59	$2.45	$2.29

(1)	Basic net earnings per common share and diluted net earnings per common share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 46

Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2015	2014	2013
NET EARNINGS	$7,144	$11,785	$11,402
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(7,220)	1,044	710
Unrealized gains/(losses) on hedges (net of $739, $(209) and $92 tax, respectively)	1,234	(347)	144
Unrealized gains/(losses) on investment securities (net of $0, $(4) and $(5) tax, respectively)	24	9	(24)
Unrealized gains/(losses) on defined benefit retirement plans (net of $328, $(356) and $637 tax, respectively)	844	(869)	1,004
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(5,118)	(163)	1,834
TOTAL COMPREHENSIVE INCOME	2,026	11,622	13,236
Less: Total comprehensive income attributable to noncontrolling interests	108	150	94
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$1,918	$11,472	$13,142

See accompanying Notes to Consolidated Financial Statements.

47 The Procter & Gamble Company

Consolidated Balance Sheets

Amounts in millions; Years ended June 30	2015	2014
Assets
CURRENT ASSETS
Cash and cash equivalents	$6,845	$8,558
Available-for-sale investment securities	4,767	2,128
Accounts receivable	4,861	6,386
INVENTORIES
Materials and supplies	1,392	1,742
Work in process	550	684
Finished goods	3,512	4,333
Total inventories	5,454	6,759
Deferred income taxes	1,356	1,092
Prepaid expenses and other current assets	2,853	3,845
Assets held for sale	3,510	2,849
TOTAL CURRENT ASSETS	29,646	31,617
PROPERTY, PLANT AND EQUIPMENT, NET	20,268	22,304
GOODWILL	47,316	53,704
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	26,829	30,843
OTHER NONCURRENT ASSETS	5,436	5,798
TOTAL ASSETS	$129,495	$144,266

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$8,257	$8,461
Accrued and other liabilities	8,325	8,999
Liabilities held for sale	1,187	660
Debt due within one year	12,021	15,606
TOTAL CURRENT LIABILITIES	29,790	33,726
LONG-TERM DEBT	18,329	19,811
DEFERRED INCOME TAXES	9,531	10,218
OTHER NONCURRENT LIABILITIES	8,795	10,535
TOTAL LIABILITIES	66,445	74,290
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	1,077	1,111
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2015 - 4,009.2, 2014 - 4,009.2)	4,009	4,009
Additional paid-in capital	63,852	63,911
Reserve for ESOP debt retirement	(1,320)	(1,340)
Accumulated other comprehensive income/(loss)	(12,780)	(7,662)
Treasury stock, at cost (shares held: 2015 - 1,294.7, 2014 - 1,298.4)	(77,226)	(75,805)
Retained earnings	84,807	84,990
Noncontrolling interest	631	762
TOTAL SHAREHOLDERS' EQUITY	63,050	69,976
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$129,495	$144,266

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 48

Consolidated Statements of Shareholders' Equity

Dollars in millions; Shares in thousands	Common Shares Outstanding	Common Stock	Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total
BALANCE JUNE 30, 2012	2,748,033	$4,008	$1,195	$63,181	$(1,357)	$(9,333)	$(69,604)	$75,349	$596	$64,035
Net earnings								11,312	90	11,402
Other comprehensive income						1,834				1,834
Dividends to shareholders:
Common								(6,275)		(6,275)
Preferred, net of tax benefits								(244)		(244)
Treasury purchases	(84,234)						(5,986)			(5,986)
Employee plan issuances	70,923	1		352			3,573			3,926
Preferred stock conversions	7,605		(58)	7			51			—
ESOP debt impacts					5			55		60
Noncontrolling interest, net				(2)					(41)	(43)
BALANCE JUNE 30, 2013	2,742,327	$4,009	$1,137	$63,538	$(1,352)	$(7,499)	$(71,966)	$80,197	$645	$68,709
Net earnings								11,643	142	11,785
Other comprehensive loss						(163)				(163)
Dividends to shareholders:
Common								(6,658)		(6,658)
Preferred, net of tax benefits								(253)		(253)
Treasury purchases	(74,987)						(6,005)			(6,005)
Employee plan issuances	40,288			364			2,144			2,508
Preferred stock conversions	3,178		(26)	4			22			—
ESOP debt impacts					12			61		73
Noncontrolling interest, net				5					(25)	(20)
BALANCE JUNE 30, 2014	2,710,806	$4,009	$1,111	$63,911	$(1,340)	$(7,662)	$(75,805)	$84,990	$762	$69,976
Net earnings								7,036	108	7,144
Other comprehensive loss						(5,118)				(5,118)
Dividends to shareholders:
Common								(7,028)		(7,028)
Preferred, net of tax benefits								(259)		(259)
Treasury purchases	(54,670)						(4,604)			(4,604)
Employee plan issuances	54,100			156			3,153			3,309
Preferred stock conversions	4,335		(34)	4			30			—
ESOP debt impacts					20			68		88
Noncontrolling interest, net				(219)					(239)	(458)
BALANCE JUNE 30, 2015	2,714,571	$4,009	$1,077	$63,852	$(1,320)	$(12,780)	$(77,226)	$84,807	$631	$63,050

See accompanying Notes to Consolidated Financial Statements.

49 The Procter & Gamble Company

Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2015	2014	2013
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$8,558	$5,947	$4,436
OPERATING ACTIVITIES
Net earnings	7,144	11,785	11,402
Depreciation and amortization	3,134	3,141	2,982
Share-based compensation expense	337	360	346
Deferred income taxes	(803)	(44)	(307)
Gain on sale and purchase of businesses	(766)	(154)	(916)
Venezuela deconsolidation charge	2,028	—	—
Goodwill and indefinite-lived intangible asset impairment charges	2,174	—	308
Change in accounts receivable	349	87	(415)
Change in inventories	313	8	(225)
Change in accounts payable, accrued and other liabilities	928	1	1,253
Change in other operating assets and liabilities	(976)	(1,557)	68
Other	746	331	377
TOTAL OPERATING ACTIVITIES	14,608	13,958	14,873
INVESTING ACTIVITIES
Capital expenditures	(3,736)	(3,848)	(4,008)
Proceeds from asset sales	4,497	570	584
Cash related to deconsolidated Venezuela operations	(908)	—	—
Acquisitions, net of cash acquired	(137)	(24)	(1,145)
Purchases of short-term investments	(3,647)	(568)	(1,605)
Proceeds from sales of short-term investments	1,203	24	—
Change in other investments	(163)	(261)	(121)
TOTAL INVESTING ACTIVITIES	(2,891)	(4,107)	(6,295)
FINANCING ACTIVITIES
Dividends to shareholders	(7,287)	(6,911)	(6,519)
Change in short-term debt	(2,580)	3,304	3,406
Additions to long-term debt	2,138	4,334	2,331
Reductions of long-term debt	(3,512)	(4,095)	(3,752)
Treasury stock purchases	(4,604)	(6,005)	(5,986)
Impact of stock options and other	2,826	2,094	3,449
TOTAL FINANCING ACTIVITIES	(13,019)	(7,279)	(7,071)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(411)	39	4
CHANGE IN CASH AND CASH EQUIVALENTS	(1,713)	2,611	1,511
CASH AND CASH EQUIVALENTS, END OF YEAR	$6,845	$8,558	$5,947

SUPPLEMENTAL DISCLOSURE
Cash payments for:
Interest	$678	$686	$683
Income taxes	4,558	3,320	3,780
Assets acquired through non-cash capital leases are immaterial for all periods.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 50

Notes to Consolidated Financial Statements
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in more than 180 countries and territories primarily through retail operations including mass merchandisers, grocery stores, membership club stores, drug stores, department stores, salons, e-commerce, high-frequency stores and pharmacies. We have on-the-ground operations in approximately 70 countries.
Basis of Presentation
The Consolidated Financial Statements include the Company and its controlled subsidiaries. Intercompany transactions are eliminated. Prior year amounts have been reclassified to conform with current year presentation for amounts related to discontinued operations (see Note 13) and segment reporting (see Note 12).
Prior to June 30, 2015, we included the results of our Venezuelan operations in our Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows are reflected in the historical Consolidated Financial Statements using a combination of the official exchange rates, with imports of certain essential finished goods reflected at the CENCOEX rate of 6.30 bolivars per U.S. dollar and the remaining business, primarily related to our on-the-ground manufacturing and other business activities, reflected at the SICAD rate, which generally operated in a range of approximately 12 to 13 bolivars per U.S. dollar. Evolving conditions in Venezuela, including currency exchange regulations, other operating controls and restrictions, reduced access to dollars through official currency exchange markets and local market dynamics, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted our Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.
While we continue to have access to dollars through the CENCOEX market for certain finished goods and raw materials imports, the currency and other controls in Venezuela have significantly limited our ability to realize the benefits from earnings of the Company’s on-the-ground Venezuelan operations and to access the resulting liquidity provided by those operations. We expect that this condition will continue for the foreseeable future. For accounting purposes, this lack of exchangeability and evolving conditions has resulted in a lack of control over our Venezuelan subsidiaries. Therefore, in accordance with the applicable accounting standards for consolidation, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting.

This change, which we made effective June 30, 2015, resulted in a fourth quarter fiscal 2015 one-time after-tax charge of $2.1 billion. This charge included the write-off of our investment in our Venezuelan subsidiaries, foreign currency translation losses of $255 previously recorded in accumulated other comprehensive income and the write-off of certain intercompany receivables due from Venezuela subsidiaries, which was triggered by the decision to deconsolidate those subsidiaries. Our Venezuelan operations’ cash balance of $908 at June 30, 2015 (previously measured using a combination of CENCOEX and SICAD exchange rates), is no longer reported in Cash and cash equivalents.
In future periods, our financial results will only include sales of finished goods to our Venezuelan subsidiaries to the extent we receive cash payments from those subsidiaries (expected to be largely through the CENCOEX exchange market). Accordingly, we will not include the results of our on-the-ground Venezuelan subsidiaries. Any dividends from our Venezuelan subsidiaries will be recorded as operating income upon receipt of the cash.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.0 billion in 2015 and 2014 and $1.9 billion in 2013. Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $8.3 billion in 2015, $9.0 billion in 2014 and $9.4 billion in 2013. Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, which are included in SG&A, as well as coupons and customer trade funds, which are recorded as reductions to net sales.
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
Investments
Investment securities consist of readily marketable debt and equity securities. Unrealized gains or losses from investments classified as trading, if any, are charged to earnings. Unrealized gains or losses on securities classified as available-for-sale are generally recorded in OCI. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or OCI depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Investment securities are included as Available-for-sale investment securities and Other noncurrent assets in the Consolidated Balance Sheets.
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
We have acquired brands that have been determined to have indefinite lives. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. When certain events or changes in operating conditions occur, an impairment assessment is performed and indefinite-lived assets may be adjusted to a determinable life.
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
For additional details on goodwill and intangible assets see Note 2.
Fair Values of Financial Instruments
Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments, including cash equivalents, certain investments and short-term debt, are recorded at cost, which approximates fair value. The fair values of long-term debt and financial instruments are disclosed in Note 5.
New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard no later than July 1, 2018. While we are currently assessing the impact of the new standard, we do not expect this new guidance to have a material impact on our Consolidated Financial Statements.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty, Hair and Personal Care	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at JUNE 30, 2013 - Gross	$17,094	$21,775	$6,185	$1,973	$4,828	$4,922	$56,777
Accumulated impairment losses at June 30, 2013	(431)	(1,158)	—	—	—	—	(1,589)
GOODWILL at JUNE 30, 2013 - Net	16,663	20,617	6,185	1,973	4,828	4,922	55,188
Acquisitions and divestitures	—	—	—	(3)	—	(2,445)	(2,448)
Goodwill impairment charges	—	—	—	—	—	—	—
Translation and other	377	322	95	11	82	77	964
GOODWILL at JUNE 30, 2014 - Gross	17,471	22,097	6,280	1,981	4,910	2,554	55,293
Accumulated impairment losses at June 30, 2014	(431)	(1,158)	—	—	—	—	(1,589)
GOODWILL at JUNE 30, 2014 - Net	17,040	20,939	6,280	1,981	4,910	2,554	53,704
Acquisitions and divestitures	(136)	—	(6)	(3)	—	(449)	(594)
Goodwill impairment charges	—	—	—	—	—	(2,064)	(2,064)
Translation and other	(1,506)	(1,320)	(398)	(104)	(361)	(41)	(3,730)
GOODWILL at JUNE 30, 2015 - Gross	15,829	20,777	5,876	1,874	4,549	2,064	50,969
Accumulated impairment losses at June 30, 2015	(431)	(1,158)	—	—	—	(2,064)	(3,653)
GOODWILL at JUNE 30, 2015 - Net	$15,398	$19,619	$5,876	$1,874	$4,549	$—	$47,316

Amounts in millions of dollars except per share amounts or as otherwise specified.

53 The Procter & Gamble Company

During 2015, we determined that the estimated fair value of our Batteries reporting unit was less than its carrying amount, resulting in a series of impairment charges. The underlying fair value assessment was initially triggered by an agreement in September 2014 to sell the China-based battery joint venture and a related decision to pursue options to exit the remainder of the Batteries business. The agreement to sell the China-based battery joint venture was at a transaction value that was below the earnings multiple implied from the prior valuation of our Batteries business, which effectively eliminated our fair value cushion. As a result, the remaining business unit cash flows no longer supported the remaining carrying amount of the Batteries business. Due largely to these factors, we recorded an initial non-cash, before and after-tax impairment charge of $863 to reduce the carrying amount of goodwill for the Batteries business unit to its estimated fair value. These same factors resulted in a decline in the fair value of our Duracell trade name intangible asset below its carrying value. This resulted in a non-cash, before-tax impairment charge of $110 ($69 after tax) to reduce the carrying amount of this asset to its estimated fair value.
In November 2014, the Company reached an agreement to divest the Batteries business via a split transaction in which the Company will exchange a recapitalized Duracell Company for Berkshire Hathaway's (BH) shares of P&G stock (see Note 13). Based on the terms of the agreement and the value of BH's shares of P&G stock as of the transaction date and changes thereto through June 30, 2015, the Company recorded additional non-cash, before and after-tax impairment charges totaling $1.2 billion. All of the fiscal 2015 impairment charges in the Batteries business are included as part of discontinued operations. The Batteries goodwill is included in Corporate in the preceding table as of June 30, 2013 and 2014. The remaining Batteries goodwill at June 30, 2015 is reported in Assets held for sale in the Consolidated Balance Sheet. The remaining change in goodwill during fiscal 2015 was primarily due to currency translation across all reportable segments.
On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America and other selected countries. In December 2014, the Company completed the divestiture of its Pet Care operations in the other markets, primarily the European union countries. The Pet Care business was accounted for as a discontinued operation as of June 30, 2014. As a result, the Pet Care goodwill is included in Corporate in the preceding table as of June 30, 2013. Pet Care goodwill and intangible assets at June 30, 2014 were reported in Assets held for sale in accordance with the accounting principles for discontinued operations. The remaining change in goodwill during fiscal 2014 was primarily due to currency translation across all reportable segments.
All of the goodwill and indefinite-lived intangible asset impairment charges that are not reflected in discontinued operations are included in Corporate for segment reporting.
The goodwill and intangible asset valuations are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows used to estimate fair value, we may need to record additional non-cash impairment charges in the future. We also considered the structure and value of the divestiture agreement with BH in the impairment testing for Batteries. If the value of BH’s shares of the Company declines further before the transaction closing date, we may need to record additional non-cash impairment charges as part of discontinued operations in the future.
Identifiable intangible assets were comprised of:

	2015		2014
Years ended June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$3,678	$(2,200)	$4,154	$(2,205)
Patents and technology	2,627	(2,036)	2,850	(2,082)
Customer relationships	1,621	(659)	2,002	(763)
Other	307	(156)	355	(164)
TOTAL	$8,233	$(5,051)	$9,361	$(5,214)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	23,647		26,696
TOTAL	$31,880	$(5,051)	$36,057	$(5,214)
Due to the divestiture of the Batteries and Pet Care businesses, intangible assets specific to the Batteries and Pet Care businesses are reported in Assets held for sale in accordance with the accounting principles for assets held for sale as of June 30, 2015 and 2014.
Amortization expense of intangible assets was as follows:

Years ended June 30	2015	2014	2013
Intangible asset amortization	$457	$514	$528
Estimated amortization expense over the next five fiscal years is as follows:

Years ending June 30	2016	2017	2018	2019	2020
Estimated amortization expense	$388	$350	$322	$299	$271
These estimates do not reflect the impact of future foreign exchange rate changes.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 54

NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

Years ended June 30	2015	2014
PROPERTY, PLANT AND EQUIPMENT
Buildings	$7,209	$8,022
Machinery and equipment	30,346	32,398
Land	795	893
Construction in progress	2,997	3,114
TOTAL PROPERTY, PLANT AND EQUIPMENT	41,347	44,427
Accumulated depreciation	(21,079)	(22,123)
PROPERTY, PLANT AND EQUIPMENT, NET	$20,268	$22,304
Selected components of current and noncurrent liabilities were as follows:

Years ended June 30	2015	2014
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$2,901	$3,290
Compensation expenses	1,455	1,647
Restructuring reserves	389	381
Taxes payable	845	711
Legal and environmental	208	399
Other	2,527	2,571
TOTAL	$8,325	$8,999

OTHER NONCURRENT LIABILITIES
Pension benefits	$5,583	$5,984
Other postretirement benefits	1,414	1,906
Uncertain tax positions	1,016	1,843
Other	782	802
TOTAL	$8,795	$10,535
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
The Company expects to incur in excess of $5 billion in before-tax restructuring costs over a six year period (from fiscal 2012 through fiscal 2017), including costs incurred as part of the ongoing and incremental restructuring program. Through the end of fiscal 2015, we have incurred $3.9 billion of the total expected restructuring charges under the program. The program includes a non-manufacturing overhead enrollment reduction target of approximately 25% - 30% through fiscal 2017. This has been updated from the previous non-manufacturing overhead enrollment reduction target of approximately 16% - 22% through fiscal 2016, which we expect to exceed. Through fiscal 2015, the Company has reduced non-manufacturing enrollment by approximately 12,600, or approximately 21% (22% as of July 1, 2015). The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs as outlined below. The Company incurred total restructuring charges of approximately $1,068 and $806 for the years ended June 30, 2015 and 2014, respectively. Approximately $427 and $358 of these charges were recorded in SG&A for the years ended June 30, 2015 and 2014, respectively and approximately $628 and $399 of these charges were recorded in Cost of products sold, respectively. The remainder is included in discontinued operations. Since the inception of this restructuring program, the Company has incurred charges of approximately $3.9 billion. Approximately $2.0 billion of these charges were related to separations, $954 were asset-related and $944 were related to other restructuring-type costs. The following table presents restructuring activity for the years ended June 30, 2015 and 2014:

Amounts in millions	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2013	$296	$—	$27	$323
Charges	378	179	249	806
Cash spent	(321)	—	(248)	(569)
Charges against assets	—	(179)	—	(179)
RESERVE JUNE 30, 2014	353	—	28	381
Charges	516	289	263	1,068
Cash spent	(507)	—	(264)	(771)
Charges against assets	—	(289)	—	(289)
RESERVE JUNE 30, 2015	$362	$—	$27	$389
Separation Costs
Employee separation charges for the years ended June 30, 2015 and 2014 related to severance packages for approximately 4,820 and 2,730 employees, respectively. For the years ended June 30, 2015 and 2014, these severance packages included

Amounts in millions of dollars except per share amounts or as otherwise specified.

55 The Procter & Gamble Company

approximately 2,340 and 1,640 non-manufacturing employees, respectively. These separations were primarily in North America and Western Europe. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 14,300 employees, of which approximately 8,620 are non-manufacturing overhead personnel.
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

Years ended June 30	2015	2014
Beauty, Hair and Personal Care	$166	$83
Grooming	57	20
Health Care	32	10
Fabric Care and Home Care	197	119
Baby, Feminine and Family Care	192	155
Corporate (1)	424	419
Total Company	$1,068	$806

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities and costs related to discontinued operations from our Pet Care and Batteries businesses.

NOTE 4
SHORT-TERM AND LONG-TERM DEBT

Years ended June 30	2015	2014
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$2,772	$4,307
Commercial paper	8,807	10,818
Other	442	481
TOTAL	$12,021	$15,606
Short-term weighted average interest rates (1)	0.3%	0.7%

(1)	Short-term weighted average interest rates include the effects of interest rate swaps discussed in Note 5.

Years ended June 30	2015	2014
LONG-TERM DEBT
3.15% USD note due September 2015	500	500
1.80% USD note due November 2015	1,000	1,000
4.85% USD note due December 2015	700	700
1.45% USD note due August 2016	1,000	1,000
0.75% USD note due November 2016	500	500
Floating rate USD note due November 2016	500	500
5.13% EUR note due October 2017	1,231	1,501
1.60% USD note due November 2018	1,000	1,000
4.70% USD note due February 2019	1,250	1,250
1.90% USD note due November 2019	550	—
0.28% JPY note due May 2020	818	—
4.13% EUR note due December 2020	671	819
9.36% ESOP debentures due 2015-2021 (1)	572	640
2.00% EUR note due November 2021	839	1,023
2.30% USD note due February 2022	1,000	1,000
2.00% EUR note due August 2022	1,119	1,365
3.10% USD note due August 2023	1,000	1,000
4.88% EUR note due May 2027	1,119	1,365
6.25% GBP note due January 2030	786	851
5.50% USD note due February 2034	500	500
5.80% USD note due August 2034	600	600
5.55% USD note due March 2037	1,400	1,400
Capital lease obligations	52	83
All other long-term debt	2,394	5,521
Current portion of long-term debt	(2,772)	(4,307)
TOTAL	$18,329	$19,811
Long-term weighted average interest rates (2)	3.2%	3.2%

(1)	Debt issued by the ESOP is guaranteed by the Company and must be recorded as debt of the Company, as discussed in Note 9.

(2)	Long-term weighted average interest rates include the effects of interest rate swaps discussed in Note 5.
Long-term debt maturities during the next five fiscal years are as follows:

Years ending June 30	2016	2017	2018	2019	2020
Debt maturities	$2,772	$2,094	$1,330	$2,355	$1,929
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
Credit Risk Management
We have counterparty credit guidelines and normally enter into transactions with investment grade financial institutions, to the extent commercially viable. Counterparty exposures are monitored daily and downgrades in counterparty credit ratings are reviewed on a timely basis. We have not incurred, and do not expect to incur, material credit losses on our risk management or other financial instruments.
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2015, was not material. The Company has not been required to post collateral as a result of these contractual features.
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
To manage the exchange rate risk primarily associated with the financing of our operations, we have historically used a combination of forward contracts, options and currency swaps. As of June 30, 2015, we had currency swaps with original maturities up to five years, which are intended to offset the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies. These swaps are accounted for as cash flow hedges. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into SG&A and interest expense in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which was not material for any year presented, was immediately recognized in SG&A.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility related to anticipated purchases of certain of these materials, we have historically, on a limited basis, used futures and options with maturities generally less than one year and swap contracts with maturities up to five years. As of and during the years ended

Amounts in millions of dollars except per share amounts or as otherwise specified.

57 The Procter & Gamble Company

June 30, 2015 and 2014, we did not have any commodity hedging activity.
Insurance
We self-insure for most insurable risks. However, we purchase insurance for Directors and Officers Liability and certain other coverage where it is required by law or by contract.
Fair Value Hierarchy
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs reflecting the reporting entity's own assumptions or external inputs from inactive markets.

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

The following table sets forth the Company's financial assets and liabilities as of June 30, 2015 and 2014 that were measured at fair value on a recurring basis during the period, segregated by level within the fair value hierarchy:

	Level 1		Level 2		Level 3		Total
Years ended June 30	2015	2014	2015	2014	2015	2014	2015	2014
ASSETS RECORDED AT FAIR VALUE
Investments:
U.S. government securities	$—	$—	$3,495	$1,631	$—	$—	$3,495	$1,631
Corporate bond securities	—	—	1,272	497	—	—	1,272	497
Other investments	6	6	—	—	24	24	30	30
Derivatives relating to:
Foreign currency hedges	—	—	312	187	—	—	312	187
Other foreign currency instruments (1)	—	—	13	24	—	—	13	24
Interest rates	—	—	172	197	—	—	172	197
Net investment hedges	—	—	96	49	—	—	96	49
TOTAL ASSETS RECORDED AT FAIR VALUE (2)	$6	$6	$5,360	$2,585	$24	$24	$5,390	$2,615
LIABILITIES RECORDED AT FAIR VALUE
Derivatives relating to:
Other foreign currency instruments (1)	$—	$—	$68	$66	$—	$—	$68	$66
Interest rates	—	—	13	29	—	—	13	29
Net investment hedges	—	—	1	1	—	—	1	1
TOTAL LIABILITIES RECORDED AT FAIR VALUE (3)	$—	$—	$82	$96	$—	$—	$82	$96
FAIR VALUE OF LONG-TERM DEBT (4)	$20,947	$24,747	$2,182	$1,682	$—	$—	$23,129	$26,429

(1)	Other foreign currency instruments are comprised of foreign currency financial instruments that do not qualify as hedges.

(2)
All derivative assets are presented in Prepaid expenses and other current assets and Other noncurrent assets. Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of the U.S. government securities with maturities less than one year was $700 and $0 as of June 30, 2015 and 2014, respectively. The amortized cost of the U.S. government securities with maturities between one and five years was $2,789 and $1,649 as of June 30, 2015 and 2014, respectively. The amortized cost of Corporate bond securities with maturities of less than a year was $221 and $39 as of June 30, 2015 and 2014, respectively. The amortized cost of Corporate bond securities with maturities between one and five years was $1,052 and $458 as of June 30, 2015 and 2014, respectively. Fair values are generally estimated based upon quoted market prices for similar instruments.

(3)	All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.

(4)
Long-term debt includes the current portion ($2,776 and $4,400 as of June 30, 2015 and 2014, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 58

The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 2), there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years ended June 30, 2015 and 2014.

Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of June 30, 2015 and 2014 are as follows:

Years ended June 30	Notional Amount		Fair Value Asset/(Liability)
	2015	2014	2015	2014
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Foreign currency contracts	$951	$951	$312	$187
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,208	$9,738	$159	$168
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$537	$831	$95	$48
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,610	$12,111	$(55)	$(42)
The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company's derivative activity during the period. The change in the notional balance of foreign currency contracts not designated as hedging instruments during the period reflects changes in the level of intercompany financing activity.

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
Years ended June 30	2015	2014
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$(1)	$3
Foreign currency contracts	5	14
TOTAL	$4	$17
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$60	$30
During the next 12 months, the amount of the June 30, 2015, AOCI balance that will be reclassified to earnings is expected to be immaterial. The amounts of gains and losses included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the years ended June 30, 2015 and 2014 were as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Years ended June 30	2015	2014
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$6	$6
Foreign currency contracts	152	38
TOTAL	$158	$44

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2015	2014
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(9)	$36
Debt	9	(37)
TOTAL	$—	$(1)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$(1)	$—
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts (1)	$(987)	$123

(1)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

Amounts in millions of dollars except per share amounts or as otherwise specified.

59 The Procter & Gamble Company

NOTE 6
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) (AOCI), including the reclassifications out of Accumulated other comprehensive income/(loss) by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
BALANCE at JUNE 30, 2013	$(3,529)	$(27)	$(4,296)	$353	$(7,499)
OCI before reclassifications (1)	(305)	20	(1,113)	1,044	(354)
Amounts reclassified from AOCI (2) (5)	(42)	(11)	244	—	191
Net current period OCI	(347)	9	(869)	1,044	(163)
BALANCE at JUNE 30, 2014	(3,876)	(18)	(5,165)	1,397	(7,662)
OCI before reclassifications (3)	1,390	26	563	(7,475)	(5,496)
Amounts reclassified from AOCI (4) (5) (6)	(156)	(2)	281	255	378
Net current period OCI	1,234	24	844	(7,220)	(5,118)
BALANCE at JUNE 30, 2015	$(2,642)	$6	$(4,321)	$(5,823)	$(12,780)

(1)	Net of tax (benefit) / expense of $(207), $3 and $(450) for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2014.

(2)	Net of tax (benefit) / expense of $(2), $(7), and $94 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2014.

(3)	Net of tax (benefit) / expense of $741, $1, and $219 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2015.

(4)	Net of tax (benefit) / expense of $(2), $(1), and $109 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2015.

(5)
See Note 5 for classification of gains and losses from hedges in the Consolidated Statements of Earnings. Gains and losses on investment securities are reclassified from AOCI into Other non-operating income, net. Gains and losses on pension and other retiree benefits are reclassified from AOCI into Cost of products sold and SG&A, and are included in the computation of net periodic pension cost (see Note 9 for additional details).

(6)
Amounts reclassified from AOCI for financial statement translation relate to the foreign currency losses written off as part of the deconsolidation of our Venezuelan subsidiaries. These losses were reclassified into Venezuela deconsolidation charge on the Consolidated Statements of Earnings.

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
Net earnings attributable to Procter & Gamble and common shares used to calculate basic and diluted net earnings per share were as follows:

Years ended June 30	2015			2014			2013
CONSOLIDATED AMOUNTS	Continuing Operations	Dis-continued Operations	Total	Continuing Operations	Dis-continued Operations	Total	Continuing Operations	Dis-continued Operations	Total
Net earnings/(loss)	$8,930	$(1,786)	$7,144	$11,318	$467	$11,785	$10,953	$449	$11,402
Net earnings attributable to noncontrolling interests	(100)	(8)	(108)	(121)	(21)	(142)	(93)	3	(90)
Net earnings/(loss) attributable to P&G (Diluted)	8,830	(1,794)	7,036	11,197	446	11,643	10,860	452	11,312
Preferred dividends, net of tax	(259)	—	(259)	(253)	—	(253)	(244)	—	(244)
Net earnings/(loss) attributable to P&G available to common shareholders (Basic)	$8,571	$(1,794)	$6,777	$10,944	$446	$11,390	$10,616	$452	$11,068
SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,711.7	2,711.7	2,711.7	2,719.8	2,719.8	2,719.8	2,742.9	2,742.9	2,742.9
Effect of dilutive securities
Conversion of preferred shares(1)	108.6	108.6	108.6	112.3	112.3	112.3	116.8	116.8	116.8
Exercise of stock options and other unvested equity awards (2)	63.3	63.3	63.3	72.6	72.6	72.6	70.9	70.9	70.9
Diluted weighted average common shares outstanding	2,883.6	2,883.6	2,883.6	2,904.7	2,904.7	2,904.7	2,930.6	2,930.6	2,930.6
PER SHARE AMOUNTS
Basic net earnings/(loss) per common share (3)	$3.16	$(0.66)	$2.50	$4.03	$0.16	$4.19	$3.87	$0.17	$4.04
Diluted net earnings/(loss) per common share (3)	$3.06	$(0.62)	$2.44	$3.86	$0.15	$4.01	$3.71	$0.15	$3.86

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Approximately 8 million in 2015, 9 million in 2014 and 12 million in 2013 of the Company's outstanding stock options were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and diluted net earnings per common share are calculated on net earnings attributable to Procter & Gamble.

NOTE 8
STOCK-BASED COMPENSATION
We have stock-based compensation plans under which we annually grant stock option, restricted stock, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors. Exercise prices on options granted have been, and continue to be, set equal to the market price of the underlying shares on the date of the grant. Since September 2002, the key manager stock option awards granted vest after three years and have a 10-year life. The key manager stock option awards granted from July 1998 through August 2002 vested after three years and have a 15-year life. Key managers can elect to receive up to the entire value of their option award in RSUs. Key manager RSUs vest and are settled in shares of common stock five years from the grant date. The awards provided to the Company's directors are in the form of restricted stock and RSUs. In addition to our key manager and director grants, we make other minor stock option and RSU

Amounts in millions of dollars except per share amounts or as otherwise specified.

61 The Procter & Gamble Company

grants to employees for which the terms are not substantially different than key manager awards.
Senior-level executives receive PSU awards. Under this program, the number of PSUs that will vest three years after the respective grant date is based on the Company's performance relative to pre-established performance goals during that three year period.
A total of 185 million shares of common stock were authorized for issuance under stock-based compensation plan approved by shareholders in 2014. The number of shares available for award under the 2014 plan includes the shares previously authorized but not awarded under the shareholder approved plans in 2003 and 2009. A total of 156 million shares remain available for grant under the 2014 plan.
Total stock-based compensation expense for stock option grants was $223, $246 and $249 for 2015, 2014 and 2013, respectively. Total compensation expense for restricted stock, RSUs and PSUs was $114, $114 and $97 in 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for stock options, restricted stock, RSUs and PSUs was $109, $127 and $96 in 2015, 2014 and 2013, respectively.
In calculating the compensation expense for stock options granted, we utilize a binomial lattice-based valuation model. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Years ended June 30	2015			2014			2013
Interest rate	0.1	-	2.1%	0.1	-	2.8%	0.2	-	2.0%
Weighted average interest rate	2.0%			2.5%			1.8%
Dividend yield	3.1%			3.1%			2.9%
Expected volatility	11	-	15%	15	-	17%	14	-	15%
Weighted average volatility	15%			16%			15%
Expected life in years	8.3			8.2			8.9
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

A summary of options, RSUs and PSUs outstanding under the plans as of June 30, 2015 and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Avg. Exercise Price	Weighted Avg. Contract-ual Life in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	291,626	$59.74
Granted	23,066	84.97
Exercised	(53,294)	50.60
Canceled	(1,106)	70.46
OUTSTANDING, END OF YEAR	260,292	$63.74	4.9	$3,971
EXERCISABLE	188,959	$57.68	3.4	$3,895
The weighted average grant-date fair value of options granted was $9.38, $10.01 and $8.19 per share in 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised was $1,814, $1,152 and $1,759 in 2015, 2014 and 2013, respectively. The total grant-date fair value of options that vested during 2015, 2014 and 2013 was $241, $319 and $352, respectively. At June 30, 2015, there was $205 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.9 years. Cash received from options exercised was $2,631, $1,938 and $3,294 in 2015, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $519, $338 and $575 in 2015, 2014 and 2013, respectively.

	RSUs		PSUs
Other stock-based awards	Units (in thousands)	Weighted-Average Grant-Date Fair Value	Units (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at July 1, 2014	4,902	$61.74	1,883	$66.53
Granted	1,451	69.25	575	77.47
Vested	(1,212)	59.22	(1,251)	63.96
Forfeited	(133)	64.74	(19)	69.82
Non-vested at June 30, 2015	5,008	$64.78	1,188	$74.48
At June 30, 2015, there was $197 of compensation cost that has not yet been recognized related to restricted stock, RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 2.9 years. The total fair value of shares vested was $79, $95 and $51 in 2015, 2014 and 2013, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $305, $311 and $314 in 2015, 2014 and 2013, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 14% of total participants' annual wages and salaries in 2015 and 15% in 2014 and 2013.
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

Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Years ended June 30	2015	2014	2015	2014
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$17,053	$14,514	$5,505	$5,289
Service cost	317	298	156	149
Interest cost	545	590	240	256
Participants' contributions	19	20	71	72
Amendments	17	4	(325)	(5)
Actuarial loss/(gain)	524	1,365	(399)	(46)
Acquisitions	7	—	—	—
Special termination benefits	11	5	23	9
Currency translation and other	(1,908)	797	(134)	20
Benefit payments	(634)	(540)	(233)	(239)
BENEFIT OBLIGATION AT END OF YEAR (3)	$15,951	$17,053	$4,904	$5,505

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$11,098	$8,561	$3,574	$3,553
Actual return on plan assets	1,016	964	10	124
Employer contributions	262	1,549	18	31
Participants' contributions	19	20	71	72
Currency translation and other	(1,156)	544	(6)	—
ESOP debt impacts (4)	—	—	36	33
Benefit payments	(634)	(540)	(233)	(239)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$10,605	$11,098	$3,470	$3,574
FUNDED STATUS	$(5,346)	$(5,955)	$(1,434)	$(1,931)

(1)	Primarily non-U.S.-based defined benefit retirement plans.

(2)	Primarily U.S.-based other postretirement benefit plans.

(3)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

(4)	Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.

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

	Pension Benefits		Other Retiree Benefits
Years ended June 30	2015	2014	2015	2014
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$276	$69	$—	$—
Current liabilities	(39)	(40)	(20)	(25)
Noncurrent liabilities	(5,583)	(5,984)	(1,414)	(1,906)
NET AMOUNT RECOGNIZED	$(5,346)	$(5,955)	$(1,434)	$(1,931)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$4,488	$5,169	$1,731	$1,871
Prior service cost/(credit)	300	344	(346)	(39)
NET AMOUNTS RECOGNIZED IN AOCI	$4,788	$5,513	$1,385	$1,832
The accumulated benefit obligation for all defined benefit pension plans was $14,239 and $14,949 as of June 30, 2015 and 2014, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consisted of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
Years ended June 30	2015	2014	2015	2014
Projected benefit obligation	$13,411	$14,229	$14,057	$15,325
Accumulated benefit obligation	11,918	12,406	12,419	13,279
Fair value of plan assets	7,931	8,353	8,435	9,301
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2015	2014	2013	2015	2014	2013
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost	$317	$298	$300	$156	$149	$190
Interest cost	545	590	560	240	256	260
Expected return on plan assets	(732)	(701)	(587)	(406)	(385)	(382)
Prior service cost/(credit) amortization	30	26	18	(20)	(20)	(20)
Net actuarial loss amortization	275	214	213	105	118	199
Special termination benefits	11	5	39	23	9	18
Curtailments, settlements and other	—	—	4	—	—	—
GROSS BENEFIT COST	446	432	547	98	127	265
Dividends on ESOP preferred stock	—	—	—	(58)	(64)	(70)
NET PERIODIC BENEFIT COST/(CREDIT)	$446	$432	$547	$40	$63	$195
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$240	$1,102		$(3)	$215
Prior service cost/(credit) - current year	17	4		(325)	(5)
Amortization of net actuarial loss	(275)	(214)		(105)	(118)
Amortization of prior service (cost)/credit	(30)	(26)		20	20
Currency translation and other	(677)	245		(34)	2
TOTAL CHANGE IN AOCI	(725)	1,111		(447)	114
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	$(279)	$1,543		$(407)	$177

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 64

Amounts expected to be amortized from AOCI into net periodic benefit cost during the year ending June 30, 2016, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$270	$78
Prior service cost/(credit)	30	(52)
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. As of June 30, 2015, we updated our assumptions for revised mortality projections for the measurement of U.S. retirement benefit obligations that reflect longevity improvements of plan participants, resulting in an increase to future pension expense and to our benefit obligation. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
	2015	2014	2015	2014
Discount rate	3.1%	3.5%	4.5%	4.4%
Rate of compensation increase	3.1%	3.2%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.8%	6.8%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2021	2021

(1)	Determined as of end of year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30, were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2015	2014	2013	2015	2014	2013
Discount rate	3.5%	4.0%	4.2%	4.4%	4.8%	4.3%
Expected return on plan assets	7.2%	7.2%	7.3%	8.3%	8.3%	8.3%
Rate of compensation increase	3.2%	3.2%	3.3%	N/A	N/A	N/A
(1) Determined as of beginning of year and adjusted for acquisitions.
Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these factors include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The expected long-term rates of return for plan assets are 8 - 9% for equities and 5 - 6% for bonds. For other retiree benefit plans, the expected long-term rate of return reflects that the assets are comprised primarily of Company stock. The expected rate of return on Company stock is based on the long-term projected return of 8.5% and reflects the historical pattern of returns.
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on the total service and interest cost components	$81	$(62)
Effect on the accumulated postretirement benefit obligation	824	(642)
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

65 The Procter & Gamble Company

Our target asset allocation for the year ended June 30, 2015, and actual asset allocation by asset category as of June 30, 2015 and 2014, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2015	2014	2015	2014
Cash	2%	2%	2%	1%	1%	1%
Debt securities	51%	3%	50%	51%	5%	6%
Equity securities	47%	95%	48%	48%	94%	93%
TOTAL	100%	100%	100%	100%	100%	100%
The following tables set forth the fair value of the Company's plan assets as of June 30, 2015 and 2014 segregated by level within the fair value hierarchy (refer to Note 5 for further discussion on the fair value hierarchy and fair value principles). Common collective funds are valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions. Company stock listed as Level 2 in the hierarchy represents preferred shares which are valued based on the value of Company common stock. The majority of our Level 3 pension assets are insurance contracts. Their fair values are based on their cash equivalent or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs, including credit risk and interest rate curves.

	Pension Benefits
	Level 1		Level 2		Level 3		Total
Years ended June 30	2015	2014	2015	2014	2015	2014	2015	2014
ASSETS AT FAIR VALUE
Cash and cash equivalents	$154	$79	$112	$—	$—	$—	$266	$79
Collective fund - equity	—	—	5,054	5,336	—	—	5,054	5,336
Collective fund - fixed income	—	—	5,162	5,539	—	—	5,162	5,539
Other	4	5	—	—	119	139	123	144
TOTAL ASSETS AT FAIR VALUE	$158	$84	$10,328	$10,875	$119	$139	$10,605	$11,098

	Other Retiree Benefits
	Level 1		Level 2		Level 3		Total
Years ended June 30	2015	2014	2015	2014	2015	2014	2015	2014
ASSETS AT FAIR VALUE
Cash and cash equivalents	$36	$30	$—	$—	$—	$—	$36	$30
Company stock	—	—	3,239	3,304	—	—	3,239	3,304
Common collective fund - equity	—	—	17	18	—	—	17	18
Common collective fund - fixed income	—	—	178	217	—	—	178	217
Other	—	—	—	—	—	5	—	5
TOTAL ASSETS AT FAIR VALUE	$36	$30	$3,434	$3,539	$—	$5	$3,470	$3,574
There was no significant activity within the Level 3 pension and other retiree benefits plan assets during the years presented.

Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2016, is $215 and $34, respectively. For the defined benefit retirement plans, this is comprised of $96 in expected benefit payments from the Company directly to participants of unfunded plans and $119 of expected contributions to funded plans. For other retiree benefit plans, this is comprised of $27 in expected benefit payments from the Company directly to participants of unfunded plans and $7 of expected contributions to funded plans. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 66

Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2016	$533	$182
2017	542	196
2018	560	210
2019	572	223
2020	587	235
2021 - 2025	3,403	1,334
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $86 remain outstanding at June 30, 2015. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.59 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $662 is outstanding at June 30, 2015. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.59 per share. The liquidation value is $12.96 per share.
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

The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2015	2014	2013
Allocated	42,044	44,465	45,535
Unallocated	7,228	8,474	9,843
TOTAL SERIES A	49,272	52,939	55,378

Allocated	23,074	22,085	21,278
Unallocated	34,096	35,753	37,300
TOTAL SERIES B	57,170	57,838	58,578
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
Earnings from continuing operations before income taxes consisted of the following:

Years ended June 30	2015	2014	2013
United States	$8,863	$8,816	$8,020
International	2,983	5,521	6,159
TOTAL	$11,846	$14,337	$14,179
Income taxes on continuing operations consisted of the following:

Years ended June 30	2015	2014	2013
CURRENT TAX EXPENSE
U.S. federal	$2,272	$1,524	$1,745
International	1,195	1,301	1,502
U.S. state and local	252	237	278
	3,719	3,062	3,525
DEFERRED TAX EXPENSE
U.S. federal	(611)	142	185
International and other	(192)	(185)	(484)
	(803)	(43)	(299)
TOTAL TAX EXPENSE	$2,916	$3,019	$3,226

Amounts in millions of dollars except per share amounts or as otherwise specified.

67 The Procter & Gamble Company

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate on continuing operations is provided below:

Years ended June 30	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Country mix impacts of foreign operations	(13.9)%	(11.1)%	(7.8)%
Changes in uncertain tax positions	(0.8)%	(1.6)%	(1.9)%
Impairment adjustments	—%	—%	0.6%
Holding gain on joint venture buy-out	—%	—%	(1.5)%
Venezuela deconsolidation charge	6.2%	—%	—%
Other	(1.9)%	(1.2)%	(1.6)%
EFFECTIVE INCOME TAX RATE	24.6%	21.1%	22.8%
Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions. Country mix impacts of foreign operations includes the effects of foreign subsidiaries' earnings taxed at rates other than the U.S. statutory rate, the U.S. tax impacts of non-U.S. earnings repatriation and any net impacts of intercompany transactions.
Tax costs charged to shareholders' equity totaled $634 for the year ended June 30, 2015. This primarily relates to the tax effects of net investment hedges and the impact of certain adjustments to pension obligations recorded in stockholders' equity, partially offset by excess tax benefits from the exercise of stock options. Tax benefits to shareholders' equity totaled $716 for the year ended June 30, 2014. This primarily relates to the tax effects of net investment hedges, excess tax benefits from the exercise of stock options and the impacts of certain adjustments to pension and other retiree benefit obligations recorded in shareholders' equity.
We have undistributed earnings of foreign subsidiaries of approximately $45.0 billion at June 30, 2015, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. However, the calculation of the amount of deferred U.S. income tax on these earnings is not practicable because of the large number of assumptions necessary to compute the tax.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2015	2014	2013
BEGINNING OF YEAR	$1,437	$1,600	$1,773
Increases in tax positions for prior years	87	146	162
Decreases in tax positions for prior years	(146)	(296)	(225)
Increases in tax positions for current year	118	142	188
Settlements with taxing authorities	(250)	(135)	(195)
Lapse in statute of limitations	(27)	(33)	(98)
Currency translation	(123)	13	(5)
END OF YEAR	$1,096	$1,437	$1,600
Included in the total liability for uncertain tax positions at June 30, 2015, is $510 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 60-70 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $445, including interest and penalties.
Accounting pronouncements require that, without discretion, we recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense, unless the Company qualifies for a specific exception. As of June 30, 2015, 2014 and 2013, we had accrued interest of $347, $411 and $413 and accrued penalties of $19, $32 and $34, respectively, which are not included in the above table. During the fiscal years ended June 30, 2015, 2014 and 2013, we recognized $15, $(6) and $24 in interest benefit/(expense) and $13, $2 and $32 in penalties benefit, respectively. The net benefits recognized resulted primarily from the favorable resolution of tax positions for prior years.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 68

Deferred income tax assets and liabilities were comprised of the following:

Years ended June 30	2015	2014
DEFERRED TAX ASSETS
Pension and postretirement benefits	$1,839	$2,045
Loss and other carryforwards	1,014	1,211
Stock-based compensation	949	1,060
Advance payments	281	—
Accrued marketing and promotion	266	258
Unrealized loss on financial and foreign exchange transactions	183	352
Fixed assets	139	115
Inventory	49	35
Accrued interest and taxes	48	66
Goodwill and other intangible assets	25	49
Other	814	809
Valuation allowances	(324)	(384)
TOTAL	$5,283	$5,616

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$10,136	$11,428
Fixed assets	1,590	1,665
Unrealized gain on financial and foreign exchange transactions	353	43
Other	149	101
TOTAL	$12,228	$13,237
Net operating loss carryforwards were $3.1 billion and $3.6 billion at June 30, 2015 and 2014, respectively. If unused, $1.2 billion will expire between 2015 and 2034. The remainder, totaling $1.9 billion at June 30, 2015, may be carried forward indefinitely.
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
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ending June 30	2016	2017	2018	2019	2020	Thereafter
Purchase obligations	$586	$280	$169	$132	$110	$230
Such amounts represent future purchases in line with expected usage to obtain favorable pricing. This includes purchase commitments related to service contracts for information technology, human resources management and facilities management activities that have been outsourced to third-party suppliers. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions for early termination. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
We also lease certain property and equipment for varying periods. Future minimum rental commitments under non-cancelable operating leases, net of guaranteed sublease income, are as follows:

Years ending June 30	2016	2017	2018	2019	2020	Thereafter
Operating leases	$249	$225	$210	$194	$177	$562
Litigation
We are subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark, advertising, contracts, environmental, labor and employment and income taxes.
As previously disclosed, the Company has had a number of antitrust matters in Europe. These matters involve a number of other consumer products companies and/or retail customers. Several regulatory authorities in Europe have issued separate decisions pursuant to their investigations alleging that the Company, along with several other companies, engaged in violations of competition laws in those countries. Many of these matters have concluded and the fines have been paid. For ongoing matters, the Company has accrued liabilities for competition law violations from these European cases totaling $38 as of June 30, 2015. While the ultimate resolution of

Amounts in millions of dollars except per share amounts or as otherwise specified.

69 The Procter & Gamble Company

ongoing matters for which we have accrued liabilities may result in fines or costs in excess of the amounts reserved, it is difficult to estimate such amounts at this time. Currently, however, we do not expect any such incremental losses to materially impact our financial statements in the periods in which they are accrued and paid, respectively.
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
NOTE 12
SEGMENT INFORMATION
Our Global Business Units (GBUs) are organized into four industry-based sectors, comprised of 1) Global Beauty, 2) Global Health and Grooming, 3) Global Fabric and Home Care and 4) Global Baby, Feminine and Family Care. The Company completed the divestiture of its Pet Care business during the current fiscal year. On November 13, 2014, the Company announced that it plans to divest the Batteries business via a transaction with Berkshire Hathaway. The Company expects to complete the Batteries transaction in the beginning of calendar year 2016, pending necessary regulatory approvals. These GBUs are reported as discontinued operations for all periods presented (see Note 13).
Under U.S. GAAP, the remaining GBUs underlying the four sectors are aggregated into five reportable segments: 1) Beauty, Hair and Personal Care, 2) Grooming, 3) Health Care, 4) Fabric Care and Home Care and 5) Baby, Feminine and Family Care. Our five reportable segments are comprised of:

•	Beauty, Hair and Personal Care: Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care); Cosmetics; Hair Care and Color; Prestige (SKII, Fragrances); Salon Professional;

•	Grooming: Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Electronic Hair Removal;

•	Health Care: Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care); Oral Care (Toothbrush, Toothpaste, Other Oral Care);

•	Fabric Care and Home Care: Fabric Care (Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, Surface Care, P&G Professional); and

•	Baby, Feminine and Family Care: Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult

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
Total assets for the reportable segments include those assets managed by the reportable segment, primarily inventory, fixed assets and intangible assets. Other assets, primarily cash, accounts receivable, investment securities and goodwill, are included in Corporate.
Our business units are comprised of similar product categories. Nine business units individually accounted for 5% or more of consolidated net sales as follows:

% of Sales by Business Unit*
Years ended June 30	2015	2014	2013
Fabric Care	20%	21%	21%
Baby Care	14%	14%	13%
Hair Care and Color	11%	11%	12%
Shave Care	9%	9%	9%
Home Care	8%	8%	8%
Family Care	7%	7%	7%
Oral Care	7%	7%	7%
Feminine Care	6%	6%	6%
Skin and Personal Care	6%	6%	6%
All Other	12%	11%	11%
TOTAL	100%	100%	100%

*	% of sales by business unit excludes sales held in Corporate.
The Company had net sales in the U.S. of $28.3 billion, $28.3 billion and $28.1 billion for the years ended June 30, 2015, 2014 and 2013, respectively. Long-lived assets in the U.S. totaled $8.4 billion and $8.7 billion as of June 30, 2015 and 2014, respectively. Long-lived assets consists of property, plant and equipment. No other country's net sales or long-lived assets exceed 10% of the Company totals.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of consolidated net sales in 2015, 2014 and 2013.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 70

Global Segment Results		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY, HAIR AND PERSONAL CARE	2015	$18,135	$3,379	$2,584	$377	$7,429	$524
	2014	19,507	3,530	2,739	394	8,576	502
	2013	19,956	3,215	2,474	375	8,396	541
GROOMING	2015	7,441	2,374	1,787	540	23,090	372
	2014	8,009	2,589	1,954	576	23,767	369
	2013	8,038	2,458	1,837	603	23,971	378
HEALTH CARE	2015	7,713	1,700	1,167	202	5,212	218
	2014	7,798	1,597	1,083	199	5,879	253
	2013	7,684	1,582	1,093	191	5,933	248
FABRIC CARE AND HOME CARE	2015	22,277	4,061	2,635	547	7,155	986
	2014	23,509	4,266	2,771	539	7,938	1,057
	2013	23,395	4,379	2,835	544	7,658	985
BABY, FEMININE AND FAMILY CARE	2015	20,247	4,317	2,938	924	10,109	1,337
	2014	20,950	4,310	2,940	908	10,946	1,317
	2013	20,479	4,507	3,047	837	10,926	1,560
CORPORATE (1)	2015	466	(3,985)	(2,181)	544	76,500	299
	2014	737	(1,955)	(169)	525	87,160	350
	2013	564	(1,962)	(333)	432	82,379	296
TOTAL COMPANY	2015	$76,279	$11,846	$8,930	$3,134	$129,495	$3,736
	2014	80,510	14,337	11,318	3,141	144,266	3,848
	2013	80,116	14,179	10,953	2,982	139,263	4,008

(1)
The Corporate reportable segment includes depreciation and amortization, total assets and capital expenditures of the Pet Care business prior to its divestiture during fiscal year 2015 and of the Batteries business.

NOTE 13
DISCONTINUED OPERATIONS
During the quarter ended December 31, 2014, the Company divested its interest in a China-based battery joint venture, resulting in proceeds of approximately $560. In November 2014, the Company reached an agreement to divest the remainder of its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company will exchange a recapitalized Duracell Company for BH's shares of P&G stock. As of the date the transaction was signed, BH's shares were valued at approximately $4.7 billion. As of June 30, 2015, this value has declined to approximately $4.1 billion. The Company expects to contribute approximately $1.8 billion in cash to the Duracell Company in the pre-transaction recapitalization, subject to final working capital adjustments. The Company recorded goodwill and indefinite-lived asset impairment charges during the fiscal year ended June 30, 2015 which reflected the total estimated proceeds from the divestiture transactions (see Note 2). Since the number of shares of P&G stock the Company will receive in the Batteries transaction is fixed, the total value to be received in the transaction will be based on the Company's share price as of the closing date, which is expected to occur in the beginning of calendar 2016. Accordingly, any further increase or decrease in the Company's share price before the closing date will ultimately be reflected in earnings from discontinued operations as a gain or loss.
The Batteries business had historically been part of the Company's Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet positions as of June 30, 2015 are presented as Assets and Liabilities held for sale in the Consolidated Balance Sheets.
On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America, and other selected countries to Mars, Incorporated (Mars) for $2.9

Amounts in millions of dollars except per share amounts or as otherwise specified.

71 The Procter & Gamble Company

billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products, our manufacturing sites in the United States and the majority of the employees working in the Pet Care business. The agreement included an option for Mars to acquire the Pet Care business in several additional countries, which were substantially completed as of June 30, 2015. The European Union countries were not included in the agreement with Mars. In December 2014, the Company completed the divestiture of its Pet Care operations in Western Europe to Spectrum Brands in an all-cash transaction. Under the terms of the agreement, Spectrum Brands acquired our branded pet care products, our manufacturing site in the Netherlands, and the majority of the employees working in the Western Europe Pet Care business. The one-time after-tax impact of these transactions is not material.
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

Following is selected financial information included in net earnings from discontinued operations for the Batteries and Pet Care businesses:

		Net Sales	Earnings Before Impairment Charges and Income Taxes	Impairment Charges	Income Tax Expense	Gain on Sale Before Income Taxes	Income Tax Expense on Sales	Net Earnings from Discontinued Operations
Batteries	2015	$2,226	$479	$(2,174)	$(140)	$—	$—	$(1,835)
	2014	2,552	548	—	(159)	—	—	389
	2013	2,465	513	—	(165)	—	—	348
Pet Care	2015	251	—	—	(4)	195	(142)	49
	2014	1,475	130	—	(52)	—	—	78
	2013	1,586	151	—	(50)	—	—	101
Total	2015	$2,477	$479	$(2,174)	$(144)	$195	$(142)	$(1,786)
	2014	4,027	678	—	(211)	—	—	467
	2013	4,051	664	—	(215)	—	—	449
The major components of assets and liabilities of the Pet Care and Batteries businesses held for sale were as follows:

	Batteries	Pet Care
	June 30, 2015	June 30, 2014
Cash	$25	$—
Accounts receivable	245	—
Inventories	304	122
Prepaid expenses and other assets	28	14
Property, plant and equipment, net	496	441
Goodwill and intangible assets, net	2,389	2,258
Other noncurrent assets	23	14
Total assets held for sale	$3,510	$2,849

Accounts payable	$195	$63
Accrued and other liabilities	194	13
Long-term debt	18	—
Noncurrent deferred tax liabilities	780	584
Total liabilities held for sale	$1,187	$660

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 72

NOTE 14
SUBSEQUENT EVENT
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, comprised of 43 of its beauty brands (“Beauty Brands”), which will be merged with Coty, Inc. (“Coty”). While the ultimate form of the transaction has not yet been decided, the Company’s current preference is for a Reverse Morris Trust split-off transaction in which P&G shareholders could elect to participate in an exchange offer to exchange P&G shares for Coty shares. The transaction includes the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands. Combined, the Beauty Brands had $5.5 billion in net sales for the year ended June 30, 2015. The Company expects to close the transaction in the second half of calendar year 2016, pending regulatory approvals.
Coty’s offer for the Beauty Brands, which was accepted by the Company, was $12.5 billion. While the final value of the transaction will be determined at closing, based on Coty’s stock price and outstanding shares and equity grants as of the date of signing, the value of the transaction was approximately $15.0 billion. The value is comprised of approximately 413 million shares, or 52% of the diluted equity of the newly combined company, valued at approximately $13.1 billion and the assumption of debt of $1.9 billion by the entity holding the beauty businesses immediately prior to close of the transaction. The assumed debt is expected to vary between $3.9 billion and $1.9 billion, depending on a $22.06 to $27.06 per share collar of Coty’s stock based on the trading price prior to the close of the transaction, but will be subject to other contractual valuation adjustments.
Beginning in the quarter ending September 30, 2015, the Beauty Brands will be reported as discontinued operations in our Consolidated Financial Statements, with prior year periods restated to reflect the same treatment.

NOTE 15
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sep 30	Dec 31	Mar 31	Jun 30	Total Year
NET SALES	2014-2015	$20,186	$20,161	$18,142	$17,790	$76,279
	2013-2014	20,174	21,099	19,641	19,596	80,510
OPERATING INCOME (1)	2014-2015	3,778	3,947	3,135	930	11,790
	2013-2014	3,970	4,302	3,306	3,162	14,740
GROSS MARGIN	2014-2015	49.4%	50.0%	48.6%	48.0%	49.0%
	2013-2014	49.4%	50.4%	48.9%	47.5%	49.1%
NET EARNINGS:
Net earnings from continuing operations (1)	2014-2015	$2,840	$2,975	$2,475	$640	$8,930
	2013-2014	2,934	3,297	2,531	2,556	11,318
Net earnings/(loss) from discontinued operations	2014-2015	(820)	(577)	(287)	(102)	(1,786)
	2013-2014	123	175	105	64	467
Net earnings attributable to Procter & Gamble	2014-2015	1,990	2,372	2,153	521	7,036
	2013-2014	3,027	3,428	2,609	2,579	11,643
DILUTED NET EARNINGS PER COMMON SHARE: (2)
Earnings from continuing operations	2014-2015	$0.97	$1.02	$0.85	$0.22	$3.06
	2013-2014	1.00	1.12	0.87	0.87	3.86
Earnings/(loss) from discontinued operations	2014-2015	(0.28)	(0.20)	(0.10)	(0.04)	(0.62)
	2013-2014	0.04	0.06	0.03	0.02	0.15
Net earnings	2014-2015	0.69	0.82	0.75	0.18	2.44
	2013-2014	1.04	1.18	0.90	0.89	4.01

(1)	The Company recorded a one-time Venezuela deconsolidation charge of $2.0 billion before tax ($2.1 billion after tax) in the quarter-ended June 30, 2015. This impact is discussed more fully in Note 1.

(2)	Diluted net earnings per share is calculated on earnings attributable to Procter & Gamble.

Amounts in millions of dollars except per share amounts or as otherwise specified.

73 The Procter & Gamble Company

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
The information required by this item is incorporated by reference to the following sections of the 2015 Proxy Statement filed pursuant to Regulation 14A: the section entitled Election of Directors; the section entitled Corporate Governance, up to but not including the subsection entitled Board Engagement and Attendance; the subsections of the Corporate Governance section entitled Code of Ethics and entitled Shareholder Recommendations of Board Nominees and Committee Process for Recommending Board Nominees; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2015 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Committees of the Board and entitled Compensation Committee Interlocks and Insider Participation; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2015. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors' Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Gillette Company 2004 Long-Term Incentive Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2013 Non-Employee Directors' Stock Plan; and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.

The Procter & Gamble Company 74

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	254,163,681	$63.8297		(2)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	11,087,436	N/A		(2)
Equity compensation plans not approved by security holders (3)
Options	6,128,201	59.8356		(4)

GRAND TOTAL	271,379,318	$63.7357	(5)	156,065,007

(1)
Includes The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors' Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2013 Non-Employee Directors' Stock Plan; and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.

(2)
Of the plans listed in (1), only The Procter & Gamble 2014 Stock and Incentive Compensation Plan allow for future grants of securities. The maximum number of shares that may be granted under this plan is 185 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 5 shares for each share awarded. Total shares available for future issuance under this plan is 156 million.

(3)	Includes The Procter & Gamble Future Shares Plan and The Gillette Company 2004 Long-Term Incentive Plan.

(4)	None of the plans listed in (3) allow for future grants of securities.

(5)	Weighted average exercise price of outstanding options only.

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

75 The Procter & Gamble Company

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
Additional information required by this item is incorporated by reference to the 2015 Proxy Statement filed pursuant to

Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2015 Proxy Statement filed pursuant to Regulation 14A: the sections entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the 2015 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Report of the Audit Committee and ending with the section entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

•	Management's Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Statements of Earnings - for years ended June 30, 2015, 2014 and 2013

•	Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2015, 2014 and 2013

•	Consolidated Balance Sheets - as of June 30, 2015 and 2014

•	Consolidated Statements of Shareholders' Equity - for years ended June 30, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows - for years ended June 30, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

The Procter & Gamble Company 76

EXHIBITS

Exhibit (2-1) -	Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. + **

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).

(3-2) -
Regulations (as approved by the Board of Directors on October 14, 2014, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2014).

Exhibit (4-1) -	Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee. +

(4-2) -	Indenture, dated as of September 3, 2009, among Procter & Gamble International Funding SCA, the Company and Deutsche Bank Trust Company Americas, as Trustee. +

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

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-6) -
The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001), which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-7) -	The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997.* +

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

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2014) and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-11) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2015).*

(10-12) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2013).*

(10-13) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-14) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-15) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-15) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-16) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012) .*

77 The Procter & Gamble Company

(10-16) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-17) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-17) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-18) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-18) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-19) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-19) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2014) and related terms and conditions (Incorporated by reference to Exhibit (10-24) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012). *

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit 10-3 of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-25) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2014), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2015).*

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2014), and The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2014).*

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
**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted schedule or similar attachment upon request.

The Procter & Gamble Company 78

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ A.G. LAFLEY
(A.G. Lafley) Chairman of the Board, President and Chief Executive Officer
August 7, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ A.G. LAFLEY (A.G. Lafley)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 7, 2015

/S/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 7, 2015

/S/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President, Comptroller & Treasurer (Principal Accounting Officer)	August 7, 2015

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Director	August 7, 2015

/S/ ANGELA F. BRALY (Angela F. Braly)	Director	August 7, 2015

/S/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 7, 2015

/S/ SCOTT D. COOK (Scott D. Cook)	Director	August 7, 2015

/S/ SUSAN DESMOND-HELLMANN (Susan Desmond-Hellmann)	Director	August 7, 2015

/S/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 7, 2015

/S/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 7, 2015

/S/ DAVID S. TAYLOR (David S. Taylor)	Director	August 7, 2015

/S/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 7, 2015

/S/ MARY AGNES WILDEROTTER (Mary Agnes Wilderotter)	Director	August 7, 2015

/S/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 7, 2015

/S/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 7, 2015

79 The Procter & Gamble Company

EXHIBIT INDEX

Exhibit (2-1) -	Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc.

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011).

(3-2) -
Regulations (as approved by the Board of Directors on October 14, 2014, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2014).

Exhibit (4-1) -	Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee.

(4-2) -	Indenture, dated as of September 3, 2009, among Procter & Gamble International Funding SCA, the Company and Deutsche Bank Trust Company Americas, as Trustee.

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

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-6) -
The Procter & Gamble 1992 Stock Plan (Belgian Version) (as amended December 11, 2001), which was originally adopted by the Board of Directors on February 14, 1997 (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

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

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2014) and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-11) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2015).*

(10-12) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2013).*

(10-13) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-14) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-15) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-15) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-16) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012) .*

The Procter & Gamble Company 80

(10-16) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-17) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-17) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-18) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-18) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-19) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-19) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2014) and related terms and conditions (Incorporated by reference to Exhibit (10-24) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012). *

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit 10-3 of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-25) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2014), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2015).*

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2014), and The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2014).*

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