Form 10-Q
period 2015-09-30
PROCTER & GAMBLE Co
filed 2015-10-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Yes ☐     No ☑
There were 2,720,572,743 shares of Common Stock outstanding as of September 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2015	2014
NET SALES	$16,527	$18,771
Cost of products sold	8,152	9,734
Selling, general and administrative expense	4,607	5,404
OPERATING INCOME	3,768	3,633
Interest expense	140	170
Interest income	44	31
Other non-operating income/(loss), net	(18)	13
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,654	3,507
Income taxes on continuing operations	877	791
NET EARNINGS FROM CONTINUING OPERATIONS	2,777	2,716
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	(142)	(696)
NET EARNINGS	2,635	2,020
Less: Net earnings attributable to noncontrolling interests	34	30
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,601	$1,990

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.98	$0.97
Earnings/(loss) from discontinued operations	(0.05)	(0.26)
BASIC NET EARNINGS PER COMMON SHARE	0.93	0.71
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.96	$0.93
Earnings/(loss) from discontinued operations	(0.05)	(0.24)
DILUTED NET EARNINGS PER COMMON SHARE	0.91	0.69
DIVIDENDS PER COMMON SHARE	$0.663	$0.644
Diluted Weighted Average Common Shares Outstanding	2,867.5	2,888.0

(1)	Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30
Amounts in millions	2015	2014
NET EARNINGS	$2,635	$2,020
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(1,023)	(2,836)
Unrealized gains/(losses) on hedges	(42)	408
Unrealized gains/(losses) on investment securities	8	(3)
Unrealized gains/(losses) on defined benefit retirement plans	91	282
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(966)	(2,149)
TOTAL COMPREHENSIVE INCOME/(LOSS)	1,669	(129)
Less: Total comprehensive income attributable to noncontrolling interests	34	12
TOTAL COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$1,635	$(141)

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2015	June 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$7,705	$6,836
Available-for-sale investment securities			4,901	4,767
Accounts receivable			4,724	4,568
INVENTORIES
Materials and supplies			1,381	1,266
Work in process			549	525
Finished goods			3,309	3,188
Total inventories			5,239	4,979
Deferred income taxes			1,334	1,356
Prepaid expenses and other current assets			2,357	2,708
Assets held for sale			9,360	4,432
TOTAL CURRENT ASSETS			35,620	29,646
PROPERTY, PLANT AND EQUIPMENT, NET			19,081	19,655
GOODWILL			44,612	44,622
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,715	25,010
NONCURRENT ASSETS HELD FOR SALE			—	5,204
OTHER NONCURRENT ASSETS			5,237	5,358
TOTAL ASSETS			$129,265	$129,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,758	$8,138
Accrued and other liabilities			8,494	8,091
Liabilities held for sale			2,222	1,543
Debt due within one year			13,093	12,018
TOTAL CURRENT LIABILITIES			31,567	29,790
LONG-TERM DEBT			17,394	18,327
DEFERRED INCOME TAXES			9,224	9,179
NONCURRENT LIABILITIES HELD FOR SALE			—	717
OTHER NONCURRENT LIABILITIES			8,126	8,432
TOTAL LIABILITIES			66,311	66,445
SHAREHOLDERS’ EQUITY
Preferred stock			1,067	1,077
Common stock – shares issued –	September 2015	4,009.2
	June 2015	4,009.2	4,009	4,009
Additional paid-in capital			63,728	63,852
Reserve for ESOP debt retirement			(1,306)	(1,320)
Accumulated other comprehensive income/(loss)			(13,746)	(12,780)
Treasury stock			(77,044)	(77,226)
Retained earnings			85,579	84,807
Noncontrolling interest			667	631
TOTAL SHAREHOLDERS’ EQUITY			62,954	63,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$129,265	$129,495

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2015	2014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,836	$8,558
OPERATING ACTIVITIES
Net earnings	2,635	2,020
Depreciation and amortization	731	794
Share-based compensation expense	67	81
Deferred income taxes	89	(15)
Gain on sale of businesses	(7)	(234)
Goodwill and indefinite-lived intangible asset impairment charges	402	973
Changes in:
Accounts receivable	(368)	(101)
Inventories	(519)	(568)
Accounts payable, accrued and other liabilities	298	812
Other operating assets and liabilities	141	(316)
Other	69	187
TOTAL OPERATING ACTIVITIES	3,538	3,633
INVESTING ACTIVITIES
Capital expenditures	(532)	(810)
Proceeds from asset sales	38	2,948
Acquisitions, net of cash acquired	—	(15)
Purchases of short-term investments	(494)	(1,342)
Proceeds from sales of short-term investments	418	101
Change in other investments	24	(440)
TOTAL INVESTING ACTIVITIES	(546)	442
FINANCING ACTIVITIES
Dividends to shareholders	(1,865)	(1,806)
Change in short-term debt	450	105
Reductions of long-term debt	(537)	(1,902)
Treasury stock purchases	(502)	(2,378)
Impact of stock options and other	483	966
TOTAL FINANCING ACTIVITIES	(1,971)	(5,015)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(152)	(132)
CHANGE IN CASH AND CASH EQUIVALENTS	869	(1,072)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,705	$7,486

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we," or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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
On July 1, 2015, the Company adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The guidance included new reporting and disclosure requirements for discontinued operations. For additional details on discontinued operations, see Note 11.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

3. Segment Information
As discussed in Note 11, the Beauty Brands, Batteries and Pet Care businesses are presented as discontinued operations and are excluded from segment results for all periods presented.
Following is a summary of segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2015	$3,041	$822	$624
	2014	3,443	850	639
Grooming	2015	1,674	499	390
	2014	1,941	621	466
Health Care	2015	1,796	448	318
	2014	2,011	459	322
Fabric Care and Home Care	2015	5,251	1,120	747
	2014	5,932	1,081	719
Baby, Feminine and Family Care	2015	4,658	1,111	749
	2014	5,322	1,202	825
Corporate	2015	107	(346)	(51)
	2014	122	(706)	(255)
Total Company	2015	$16,527	$3,654	$2,777
	2014	18,771	3,507	2,716

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Corporate	Total Company
GOODWILL at June 30, 2015	$12,704	$19,619	$5,876	$1,874	$4,549	$—	$44,622
Translation and other	10	(11)	—	(8)	(1)	—	(10)
GOODWILL at September 30, 2015	$12,714	$19,608	$5,876	$1,866	$4,548	$—	$44,612
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, comprised of 43 of its beauty brands ("Beauty Brands"), which will be merged with Coty, Inc. The transaction includes the global salon professional hair care and color, retail hair color, cosmetics and fine fragrances businesses, along with select hair styling brands (see Note 11). The Beauty Brands had historically been part of the Company's Beauty reportable segment (previously named Beauty, Hair and Personal Care). In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations. As a result, the goodwill attributable to the Beauty Brands as of June 30, 2015 and September 30, 2015 is excluded from the preceding table and is reported as assets held for sale in the Consolidated Balance Sheets.
In November 2014, the Company reached an agreement to divest the Batteries business via a split transaction in an exchange of a recapitalized Duracell Company for Berkshire Hathaway's (BH) shares of P&G stock (see Note 11). Based on the terms of the agreement and the value of BH's shares of P&G stock as of September 30, 2015, the Company recorded a non-cash, before-tax impairment charge of $402 ($350 after tax) during the three months ended September 30, 2015 to reduce the carrying amount of the Batteries business net assets held for sale. This charge was recorded in discontinued operations. The final transaction value will depend on the value of BH's shares of the Company as of the closing date, which is expected to occur early in calendar year 2016. Accordingly, if the value of such shares declines further before the closing date, we may need to record additional non-cash impairment charges as part of discontinued operations in the future.
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
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans.  We believe these estimates and assumptions are reasonable.
In addition to the discontinued operations impacts, Goodwill decreased from June 30, 2015 primarily due to currency translation.
Identifiable intangible assets at September 30, 2015 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,505	$(4,421)
Intangible assets with indefinite lives	21,631	—
Total identifiable intangible assets	$29,136	$(4,421)
Due to the divestiture of the Beauty Brands and Batteries business, intangible assets specific to these businesses are reported in assets held for sale (see Note 11).
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist primarily of brands. The amortization expense of intangible assets for the three months ended September 30, 2015 and 2014 was $104 and $119, respectively.

Amounts in millions of dollars unless otherwise specified.

5. Share-Based Compensation and Postretirement Benefits
Total share-based compensation expense for the three months ended September 30, 2015 and 2014 was $66 and $81, respectively.
The Company offers various postretirement benefits to its employees. The total net periodic benefit cost for pension benefits for the three months ended September 30, 2015 and 2014 was $86 and $117, respectively. The total net periodic benefit cost/(benefit) for other retiree benefits for the three months ended September 30, 2015 and 2014 was $(24) and $4, respectively. The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
The disclosures above for both share-based compensation and postretirement benefits include amounts related to discontinued operations which were not material in any period presented.

6. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2015.
The following table sets forth the Company’s financial assets as of September 30, 2015 and June 30, 2015 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	September 30, 2015	June 30, 2015
Investments
U.S. government securities	$3,654	$3,495
Corporate bond securities	1,247	1,272
Other investments	30	30
Total	$4,931	$4,797
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $550 as of September 30, 2015 and $700 as of June 30, 2015. The amortized cost of U.S. government securities with maturities between one and five years was $3,091 as of September 30, 2015 and $2,789 as of June 30, 2015. The amortized cost of Corporate bond securities with maturities of less than a year was $267 as of September 30, 2015 and $221 as of June 30, 2015. The amortized cost of Corporate bond securities with maturities between one and five years was $980 as of September 30, 2015 and $1,052 as of June 30, 2015. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $22,657 and $23,127 as of September 30, 2015 and June 30, 2015, respectively. This includes the current portion ($3,273 and $2,776 as of September 30, 2015 and June 30, 2015, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Long-term debt with fair value of $2,184 and $2,180 as of September 30, 2015 and June 30, 2015, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars unless otherwise specified.

The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30, 2015 and June 30, 2015:

	Notional Amount		Fair Value Asset/(Liability)
	September 30, 2015	June 30, 2015	September 30, 2015	June 30, 2015
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$951	$951	$298	$312
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$6,720	$7,208	$248	$159
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$505	$537	$88	$95
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$7,561	$6,610	$(6)	$(55)
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

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
	September 30, 2015	June 30, 2015
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(2)	$(1)
Foreign currency contracts	4	5
Total	$2	$4
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$55	$60
During the next 12 months, the amount of the September 30, 2015 Accumulated other comprehensive income (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

Amounts in millions of dollars unless otherwise specified.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2015 and 2014 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30
	2015	2014
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$2	$2
Foreign currency contracts	(9)	62
Total	$(7)	$64

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2015	2014
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$89	$23
Debt	(89)	(23)
Total	$—	$—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$(1)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(62)	$(413)

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

7. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2015	$(2,642)	$6	$(4,321)	$(5,823)	$(12,780)
OCI before reclassifications (1)	(50)	7	33	(1,023)	(1,033)
Amounts reclassified from AOCI (2) (3)	8	1	58	—	67
Net current period OCI	(42)	8	91	(1,023)	(966)
Balance at September 30, 2015	$(2,684)	$14	$(4,230)	$(6,846)	$(13,746)

(1)	Net of tax expense/(benefit) of $(24), $1 and $2 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $(1), $0 and $23 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(3)
See Note 6 for classification of gains and losses from hedges in the Consolidated Statements of Earnings. Gains and losses on investment securities are reclassified from AOCI into Other non-operating income/(loss), net. Gains and losses on pension and other retiree benefits are reclassified from AOCI into Cost of products sold and SG&A and are included in the computation of net periodic pension costs.

Amounts in millions of dollars unless otherwise specified.

8. Earnings Per Share
Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) are divided by the weighted average number of common shares outstanding during the period to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to stock options and other stock-based awards and assume conversion of preferred stock. Net earnings attributable to Procter & Gamble and common shares used to calculate basic and diluted net earnings per share were as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$2,777	$(142)	$2,635	$2,716	$(696)	$2,020
Net earnings attributable to noncontrolling interests	(34)	—	(34)	(25)	(5)	(30)
Net earnings/(loss) attributable to P&G (Diluted)	2,743	(142)	2,601	2,691	(701)	1,990
Preferred dividends, net of tax benefit	(65)	—	(65)	(60)	—	(60)
Net earnings/(loss) attributable to P&G available to Common Shareholders (Basic)	$2,678	$(142)	$2,536	$2,631	$(701)	$1,930

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,720.1	2,720.1	2,720.1	2,710.6	2,710.6	2,710.6
Effect of dilutive securities
Conversion of preferred shares (1)	105.7	105.7	105.7	110.2	110.2	110.2
Exercise of stock options and other unvested equity awards (2)	41.7	41.7	41.7	67.2	67.2	67.2
Diluted weighted average common shares outstanding	2,867.5	2,867.5	2,867.5	2,888.0	2,888.0	2,888.0

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$0.98	$(0.05)	$0.93	$0.97	$(0.26)	$0.71
Diluted net earnings/(loss) per common share	$0.96	$(0.05)	$0.91	$0.93	$(0.24)	$0.69

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
For the three months ended September 30, 2015 and September 30, 2014, approximately 69 million and 23 million of the Company's outstanding stock options were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

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
The Company expects to incur in excess of $5 billion in before-tax restructuring costs over a six year period (from fiscal 2012 through fiscal 2017), including costs incurred as part of the ongoing and incremental restructuring program. The program includes a non-manufacturing overhead enrollment reduction target of 25% - 30% by the end of fiscal 2017.
Through fiscal 2015, the Company reduced non-manufacturing enrollment by approximately 12,600, or approximately 21%. Through September 30, 2015, the Company reduced non-manufacturing enrollment by approximately 13,300, or approximately 23%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred, consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Through fiscal 2015, the Company incurred charges of approximately $3.9 billion. Approximately $2.0 billion of these charges were related to separations, $954 were asset-related and $944 were related to other restructuring-type costs.
For the three month period ended September 30, 2015, the Company incurred total restructuring charges of approximately $143. Approximately $43 of these charges were recorded in SG&A and approximately $90 of these charges were recorded in Cost of products sold. The remainder is included in discontinued operations. The following table presents restructuring activity for the three months ended September 30, 2015:

		Three Months Ended September 30, 2015
	Accrual Balance June 30, 2015	Charges	Cash Spent	Charges Against Assets	Accrual Balance September 30, 2015
Separations	$362	$55	$(142)	$—	$275
Asset-related costs	—	50	—	(50)	—
Other costs	27	38	(40)	—	25
Total	$389	$143	$(182)	$(50)	$300
Separation Costs
Employee separation charges for the three month period ended September 30, 2015 relate to severance packages for approximately 610 employees, including non-manufacturing employees of approximately 250. The packages are predominately voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 14,910 employees, of which approximately 8,870 are non-manufacturing overhead personnel.
Asset-Related Costs
Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to manufacturing consolidations and technology standardizations. The asset-related charges will not have a significant impact on future depreciation charges.
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

Three Months Ended September 30, 2015
Beauty	$19
Grooming	8
Health Care	5
Fabric Care and Home Care	19
Baby, Feminine and Family Care	30
Corporate (1)	62
Total Company	$143

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities and costs related to discontinued operations from our Batteries and Beauty Brands businesses.

Amounts in millions of dollars unless otherwise specified.

10. Commitments and Contingencies
Litigation
The Company is subject to various legal proceedings and claims arising out of our business which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark, advertising, contracts, environmental, labor and employment and tax. With respect to these and other litigation and claims, while considerable uncertainty exists, in the opinion of management and our counsel, the ultimate resolution of the various lawsuits and claims will not materially affect our financial position, results of operations or cash flows.
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
Income Tax Uncertainties
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 60 – 70 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of $440, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2015.

11. Discontinued Operations
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, comprised of 43 of its beauty brands (“Beauty Brands”), which will be merged with Coty, Inc. (“Coty”). While the ultimate form of the transaction has not yet been decided, the Company’s current preference is for a Reverse Morris Trust split-off transaction in which P&G shareholders could elect to participate in an exchange offer to exchange their P&G shares for Coty shares. The transaction includes the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands. The Company expects to close the transaction in the second half of calendar year 2016, pending regulatory approvals.
Coty’s offer for the Beauty Brands, which was accepted by the Company, was $12.5 billion. The final value of the transaction will be determined at closing. Based on Coty’s stock price and outstanding shares and equity grants as of September 30, 2015, the value of the transaction was approximately $13.0 billion. The value is comprised of approximately 413 million shares, or 52% of the diluted equity of the newly combined company, valued at approximately $11.1 billion and the assumption of debt of $1.9 billion by the entity holding the Beauty Brands immediately prior to close of the transaction. The assumed debt is expected to vary between $3.9 billion and $1.9 billion, depending on a $22.06 to $27.06 per share collar of Coty’s stock based on the trading price prior to the close of the transaction, but will be subject to other contractual valuation adjustments.
The Beauty Brands were historically part of the Company's Beauty reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands' balance sheet positions as of September 30, 2015 and June 30, 2015 are presented as assets and liabilities held for sale in the Consolidated Balance Sheets.
In November 2014, the Company reached an agreement to divest its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company will exchange a recapitalized Duracell Company for BH's shares of P&G stock. As of the date the transaction was signed, BH's shares were valued at approximately $4.7 billion. As of September 30, 2015, this value has declined to approximately $3.8 billion. The Company expects to contribute approximately $1.8 billion in cash to the Duracell Company in the pre-transaction recapitalization, subject to final working capital adjustments. The Company recorded goodwill and indefinite-lived asset impairment charges during the three months ended September 30, 2015 which reflected the total estimated proceeds from the divestiture transactions (see Note 4). Because the number of shares of P&G stock the Company will receive in the Batteries transaction is fixed, the total value to be received in the transaction will be based on the Company's share price as of the closing date, which is expected to occur early in calendar year 2016. Accordingly, any further increase or decrease in the

Amounts in millions of dollars unless otherwise specified.

Company's share price before the closing date will ultimately be reflected in Net earnings/(loss) from discontinued operations as a gain or loss.
The Batteries business had historically been part of the Company's Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet positions as of September 30, 2015 and June 30, 2015 are presented as assets and liabilities held for sale in the Consolidated Balance Sheets.
On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products and our manufacturing sites in the United States and assumed the majority of the employees working in the Pet Care business. The agreement included an option for Mars to acquire the Pet Care business in several additional countries, which were substantially completed as of June 30, 2015. The European Union countries were not included in the agreement with Mars. In December 2014, the Company completed the divestiture of its Pet Care operations in Western Europe to Spectrum Brands in an all-cash transaction. Under the terms of the agreement, Spectrum Brands acquired our branded pet care products and our manufacturing site in the Netherlands and assumed the majority of the employees working in the Western Europe Pet Care business. The one-time after-tax impact of these transactions is not material.
The Pet Care business was historically part of the Company’s Health Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Pet Care business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

On July 1, 2015, the Company adopted ASU 2014-08, which included new reporting and disclosure requirements for discontinued operations. The new requirements are effective for discontinued operations occurring on or after the adoption date, which includes the Beauty Brands divestiture. All other discontinued operations prior to July 1, 2015 are reported based on the previous disclosure requirements for discontinued operations, including the Batteries and Pet Care divestitures.
The following table summarizes total Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

	Three Months Ended September 30
	2015	2014
Beauty Brands	$150	$124
Batteries	(292)	(837)
Pet Care	—	17
Net earnings/(loss) from discontinued operations	$(142)	$(696)
The following table summarizes total assets and liabilities held for sale and reconciles to the Consolidated Balance Sheets:

	September 30, 2015			June 30, 2015
	Beauty Brands	Batteries	Total	Beauty Brands	Batteries	Total
Current assets held for sale	$6,132	$3,228	$9,360	$922	$3,510	$4,432
Noncurrent assets held for sale	—	—	—	5,204	—	5,204
Total assets held for sale	$6,132	$3,228	$9,360	$6,126	$3,510	$9,636

Current liabilities held for sale	$1,039	$1,183	$2,222	$356	$1,187	$1,543
Noncurrent liabilities held for sale	—	—	—	717	—	717
Total liabilities held for sale	$1,039	$1,183	$2,222	$1,073	$1,187	$2,260

Amounts in millions of dollars unless otherwise specified.

The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended September 30
	2015	2014
Net Sales	$1,219	$1,415
Cost of products sold	385	475
Selling, general and administrative expense	647	795
Other non-operating income, net	1	8
Earnings on discontinued operations before income taxes	$188	$153
Income taxes on discontinued operations	38	29
Net earnings from discontinued operations	$150	$124
The following is selected financial information included in cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended September 30
	2015	2014
SIGNIFICANT NON-CASH OPERATING ITEMS
Depreciation and amortization	$28	$32
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(18)	$(22)
The major components of assets and liabilities of the Beauty Brands held for sale were as follows:

	Beauty Brands
	September 30, 2015 (1)	June 30, 2015
Cash	$10	$9
Accounts receivable	364	293
Inventories	533	476
Prepaid expenses and other assets	47	144
Property, plant and equipment, net (2)	597	613
Goodwill and intangible assets, net (2)	4,512	4,513
Other noncurrent assets (2)	69	78
Total current assets held for sale	$6,132	$922
Total noncurrent assets held for sale	—	5,204
Total assets held for sale	$6,132	$6,126

Accounts payable	$129	$118
Accrued and other liabilities	183	238
Noncurrent deferred tax liabilities (2)	358	352
Other noncurrent liabilities (2)	369	365
Total current liabilities held for sale	$1,039	$356
Total noncurrent liabilities held for sale	—	717
Total liabilities held for sale	$1,039	$1,073

(1)
The Company expects the Beauty Brands transaction to close in the second half of calendar year 2016.  Therefore, for the three months ended September 30, 2015, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.

(2)	Amounts as of June 30, 2015 are reflected as part of the noncurrent assets and liabilities held for sale.

Amounts in millions of dollars unless otherwise specified.

The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries and Pet Care businesses:

	Three Months Ended September 30
	2015	2014
	Batteries	Batteries	Pet Care	Total
Net sales	$506	$606	$163	$769
Earnings before impairment charges and income taxes	93	136	19	155
Impairment charges	(402)	(973)	—	(973)
Income tax (expense)/benefit	17	—	(6)	(6)
Gain on sale before income taxes	—	—	193	193
Income tax expense on sale	—	—	(189)	(189)
Net earnings/(loss) from discontinued operations	$(292)	$(837)	$17	$(820)
The major components of current assets and current liabilities of the Batteries business held for sale were as follows:

	Batteries
	September 30, 2015	June 30, 2015
Cash	$22	$25
Accounts Receivable	256	245
Inventories	355	304
Prepaid expenses and other current assets	28	28
Property, plant and equipment, net	500	496
Goodwill and intangible assets, net	2,041	2,389
Other noncurrent assets	26	23
Total current assets held for sale	$3,228	$3,510

Accounts payable	$199	$195
Accrued and other liabilities	212	194
Long-term debt	25	18
Noncurrent deferred tax liabilities	747	780
Total current liabilities held for sale	$1,183	$1,187

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors,” and Notes 4, 10 and 11 to the Consolidated Financial Statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including disruptions in credit markets, reduced market growth rates or changes affecting our credit rating, and generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to maintain key manufacturing and supply arrangements (including sole supplier and sole manufacturing plant arrangements) and manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (4) the ability to successfully manage cost fluctuations and pressures, including commodity prices, raw materials, labor costs, energy costs and pension and health care costs, and achieve cost savings described in our announced productivity plan; (5) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to technological advances attained by, and patents granted to, competitors; (6) the ability to compete with our local and global competitors in new and existing sales channels by successfully responding to competitive factors, including prices, promotional incentives and trade terms for products; (7) the ability to manage and maintain key customer relationships; (8) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, efficacy or similar matters that may arise; (9) the ability to successfully manage the financial, legal, reputational and operational risk associated with third party relationships, such as our suppliers, contractors and external business partners; (10) the ability to rely on and maintain key information technology systems and networks (including Company and third-party systems and networks) and maintain the security and functionality of such systems and networks and the data contained therein; (11) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, intellectual property, antitrust, privacy, accounting standards and environmental) and to resolve pending matters within current estimates; (12) the ability to manage changes in applicable tax laws and regulations; (13) the ability to successfully manage our portfolio optimization strategy, as well as ongoing acquisition, divestiture and joint venture activities, to achieve the Company’s overall business strategy, without impacting the delivery of base business objectives; and (14) the ability to successfully achieve productivity improvements and manage ongoing organizational changes, while successfully identifying, developing and retaining particularly key employees, especially in key growth markets where the availability of skilled or experienced employees may be limited. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).
The purpose of the Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Three Months Ended September 30, 2015

•	Economic Conditions and Uncertainties

•	Results of Operations – Three Months Ended September 30, 2015

•	Business Segment Discussion – Three Months Ended September 30, 2015

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (EPS), free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of the Venezuela deconsolidation, acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Adjusted free cash flow productivity is the ratio of free cash flow to net earnings excluding impairment charges on the Batteries business. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
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
OVERVIEW
P&G is a global leader in fast-moving consumer goods, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, e-commerce, high-frequency stores and pharmacies. We have on-the-ground operations in approximately 70 countries.
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
The table below provides more information about the components of our reportable segment structure.

Reportable Segment	Global Business Units (Categories)	Billion Dollar Brands
Beauty	Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care); Hair Care	Head & Shoulders, Olay, Pantene, SK-II
Grooming	Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Electronic Hair Removal	Fusion, Gillette, Mach3, Prestobarba
Health Care	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care); Oral Care (Toothbrush, Toothpaste, Other Oral Care)	Crest, Oral-B, Vicks
Fabric Care and Home Care	Fabric Care (Laundry Additives, Fabric Enhancers, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Ariel, Dawn, Downy, Febreze, Gain, Tide
Baby, Feminine and Family Care	Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper)	Always, Bounty, Charmin, Pampers
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2015 (excluding net sales and net earnings in Corporate):

	Three Months Ended September 30, 2015
	Net Sales	Net Earnings
Beauty	19%	22%
Grooming	10%	14%
Health Care	11%	11%
Fabric Care and Home Care	32%	26%
Baby, Feminine and Family Care	28%	27%
Total Company	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2015 versus the three months ended September 30, 2014:

•
Net sales decreased 12% versus the previous year to $16.5 billion. Organic sales, which exclude the impacts of acquisitions and divestitures, foreign exchange and Venezuela deconsolidation, were down 1%. Organic sales decreased 2% in Beauty, 1% in Health Care, 3% in Baby, Feminine and Family Care and were unchanged in Fabric Care and Home Care and in Grooming.

•
Unit volume decreased 5% and was down 4% on an organic basis. Volume decreased low single digits in Fabric Care and Home Care and Grooming. Volume decreased mid-single digits in Health Care and was down high single digits in Beauty and Baby, Feminine and Family Care.

•
Net earnings from continuing operations were $2.8 billion, an increase of $61 million, or 2% versus the prior year period. This increase was driven primarily by operating margin expansion more than offsetting the reduction in net sales.

•	Diluted net earnings per share from continuing operations increased 3% to $0.96.

•
Net earnings attributable to Procter & Gamble were $2.6 billion, an increase of $0.6 billion, or 31% versus the prior year period. This was primarily driven by a reduction in the loss from discontinued operations due to lower impairment charges related to our Batteries business, as well as the increase in net earnings from continuing operations.

•	Core net earnings per share, which excludes discontinued operations, incremental restructuring charges and prior year balance sheet remeasurement of the Venezuelan currency, decreased 1% to $0.98.

•
Operating cash flow was $3.5 billion. Free cash flow, which is operating cash flow less capital expenditures, was $3.0 billion. Adjusted free cash flow productivity, which is the ratio of free cash flow to net earnings excluding impairment charges on the Batteries business, was 101%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies as commodity prices decline, greater political unrest in the Middle East and Eastern Europe, further economic instability in the European Union, political instability in certain Latin American markets and economic slowdowns in Japan and China, could reduce our sales or erode our operating margin, in either case reducing our earnings.
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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In 2015 and 2014, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Brazil, Japan, Russia, and Turkey have had, and could have, an additional significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts, but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example, the U.S. is considering corporate tax reform that may significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, Egypt, Greece, Nigeria and Ukraine. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings. During fiscal 2015, the Company deconsolidated its Venezuelan subsidiaries due to evolving conditions that resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.
For information on risk factors that could impact our results, refer to Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 2015.
RESULTS OF OPERATIONS – Three Months Ended September 30, 2015
The following discussion provides a review of results for the three months ended September 30, 2015 versus the three months ended September 30, 2014.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2015	2014	% Chg
Net sales	$16,527	$18,771	(12)%
Operating income	3,768	3,633	4%
Net earnings from continuing operations	2,777	2,716	2%
Net earnings/(loss) from discontinued operations	(142)	(696)	(80)%
Net earnings attributable to Procter & Gamble	2,601	1,990	31%
Diluted net earnings per common share	0.91	0.69	32%
Diluted net earnings per share from continuing operations	0.96	0.93	3%
Core earnings per common share	0.98	0.99	(1)%

COMPARISONS AS A % OF NET SALES	2015	2014	Basis Pt Chg
Gross margin	50.7%	48.1%	260
Selling, general & administrative expense	27.9%	28.8%	(90)
Operating margin	22.8%	19.4%	340
Earnings from continuing operations before income taxes	22.1%	18.7%	340
Net earnings from continuing operations	16.8%	14.5%	230
Net earnings attributable to Procter & Gamble	15.7%	10.6%	510
Net Sales
Net sales decreased 12% to $16.5 billion on a 5% decrease in unit volume. Volume decreased low single digits in Fabric Care and Home Care and Grooming. Volume decreased mid-single digits in Health Care and was down high single digits in Beauty and in Baby, Feminine and Family Care. Volume decreased low single digits in developed regions and decreased double digits in developing regions, in large part due to increased pricing. Higher pricing, primarily to offset inflation and devaluation, increased net sales by 2%. The impact of favorable product mix increased net sales by 1% due to the disproportionate decline in developing markets, which have lower than company average selling prices. Unfavorable foreign exchange reduced net sales by 9% and the mix impact of minor brand divestitures and the Venezuela deconsolidation reduced net sales by 1%. Organic sales decreased 1%, as a 4% decline in organic volume was partially offset by improved pricing and mix.

	Net Sales Change Drivers 2015 vs. 2014 (Three Months Ended September 30)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(7)%	(4)%	(7)%	1%	1%	—%	(12)%
Grooming	(3)%	(3)%	(13)%	5%	(2)%	(1)%	(14)%
Health Care	(6)%	(6)%	(9)%	2%	3%	(1)%	(11)%
Fabric Care and Home Care	(3)%	(2)%	(9)%	1%	1%	(1)%	(11)%
Baby, Feminine and Family Care	(7)%	(6)%	(8)%	2%	1%	—%	(12)%
Total Company	(5)%	(4)%	(9)%	2%	1%	(1)%	(12)%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures, Venezuela deconsolidation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 260 basis points to 50.7% of net sales for the quarter. Gross margin increased primarily due to a 170 basis point positive impact from manufacturing cost savings, a 110 basis point benefit from lower commodity costs and an 80 basis point benefit of higher pricing. These impacts were partially offset by a 60 basis point negative impact from unfavorable foreign exchange, 30 basis points related to costs from capacity investments and 30 basis points from negative scale impacts due to lower volume.
Total SG&A decreased 15% to $4.6 billion due to foreign exchange impacts and productivity efforts in both overhead and marketing. SG&A as a percentage of net sales decreased 90 basis points to 27.9%, due to lower foreign exchange transactional charges and the decreased spending behind productivity efforts, partially offset by the negative scale impacts from reduced sales. Marketing spending as a percentage of net sales increased 10 basis points as efficiency efforts were offset by investments. Overhead costs as a percentage of net sales increased 30 basis points, as 70 basis points of productivity savings in overhead spending were more than offset by wage inflation, investments in research and development and the negative scale impacts from reduced sales. Lower foreign exchange transactional charges reduced SG&A as a percentage of net sales by 120 basis points. A Venezuelan balance sheet remeasurement charge in the base period drove 70 basis points of this decline. The balance relates to lower transactional charges from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency.
Non-Operating Expenses and Income
Interest expense was $140 million for the quarter, a decrease of $30 million versus the prior year period due to lower total debt and a decrease in weighted average interest rates. Interest income was $44 million for the quarter, an increase of $13 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income/(loss) decreased $31 million to $(18) million due to minor brand divestiture gains in the base period.
Income Taxes
The effective tax rate on continuing operations increased 140 basis points to 24.0%, primarily due the impacts of a less favorable geographic mix of earnings.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $61 million or 2% for the quarter. This increase was caused by a 340 basis point increase in operating income margin, driven by the decrease in SG&A as a percentage of net sales and the gross margin expansion (both discussed above), which more than offset the reduction in net sales. Foreign exchange impacts reduced net earnings by about $280 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily in Japan, Russia, Turkey, and United Kingdom. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 3% to $0.96 due to increased net earnings and a reduction in the weighted average number of shares outstanding.
Discontinued Operations
The net loss from discontinued operations declined $554 million to $142 million in the current period, versus a net loss of $696 million in the prior year. This was driven by a $582 million reduction in after-tax impairment charges in the Batteries business ($350 million in the current quarter compared to $932 million in the base period), which is currently held for sale (see Note 4 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $0.6 billion or 31% to $2.6 billion for the quarter. The increase was due to the lower impairment charge in the Batteries business (in discontinued operations, discussed above) and the increase in net earnings from continuing operations. Diluted net earnings per share increased 32% to $0.91. Core net earnings per share decreased 1% to $0.98. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plans and prior year balance sheet remeasurement costs from the Venezuelan currency.
Foreign Currency Translation – Venezuela Impacts
There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. For accounting purposes, this resulted in a lack of control over our Venezuelan subsidiaries. Therefore, in accordance with the applicable accounting standards for consolidation, effective June 30, 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. This resulted in a write-off of all of the net assets of our Venezuela subsidiaries, along with Venezuela related assets held by other subsidiaries. Beginning with the first quarter of fiscal 2016, our financial results only include sales of finished goods to our Venezuelan subsidiaries to the extent we receive payments from Venezuela (expected to be largely through the CENCOEX exchange market). Accordingly, we no longer include the results of our Venezuelan subsidiaries’ operations in our financial results.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2015
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three month period ended September 30, 2015 are provided based on a comparison to the same three month period ended September 30, 2014. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three months ended September 30, 2015 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2015
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$3,041	(12)%	$822	(3)%	$624	(2)%
Grooming	1,674	(14)%	499	(20)%	390	(16)%
Health Care	1,796	(11)%	448	(2)%	318	(1)%
Fabric Care and Home Care	5,251	(11)%	1,120	4%	747	4%
Baby, Feminine and Family Care	4,658	(12)%	1,111	(8)%	749	(9)%
Corporate	107	(12)%	(346)	N/A	(51)	N/A
Total Company	$16,527	(12)%	$3,654	4%	$2,777	2%
Beauty
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Beauty net sales decreased 12% to $3.0 billion during the first fiscal quarter on a 7% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Organic sales decreased 2% on a 4% decrease in organic volume. Price increases and favorable product mix each had a 1% positive impact on net sales. Global market share of the Beauty segment decreased 1.0 point. Volume decreased mid-single digits in developed markets. Volume was down high single digits in developing markets, in part due to minor brand divestitures, and was down mid-single digits on an organic basis.

•
Volume in Hair Care was down mid-single digits. Developed markets declined high single digits due to competitive activity while developing markets declined mid single digits due to lower customer inventory following trade term changes and increased pricing. Global market share of the hair care category decreased a point.

•
Volume in Skin and Personal Care decreased double digits, while organic volume decreased mid-single digits, with the difference attributable mainly to the Camay and Zest brand divestitures. Organic volume declined low single digits in developed regions due to ongoing competitive activity and high single digits in developing regions primarily due to increased pricing. Global market share of the skin and personal care category decreased more than a point.

Net earnings decreased 2% to $624 million primarily due to the reduction in net sales, partially offset by a 200 basis-point increase in net earnings margin, primarily behind gross margin expansion. Gross margin increased due to pricing and productivity savings. SG&A as a percent of sales declined, primarily due to lower marketing spending from the Company's focus on efficiencies.
Grooming
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Grooming net sales decreased 14% to $1.7 billion during the first fiscal quarter on a 3% decrease in unit volume. Organic sales were unchanged. Unfavorable foreign exchange reduced net sales by 13%. Price increases in blades and razors and appliances contributed 5% to net sales. Unfavorable product mix decreased net sales by 2% driven by a higher relative mix of disposable razors (versus system razor cartridges), which have lower than segment average selling prices. Global market share of the Grooming segment decreased 1.3 points. Volume decreased low single digits in developed regions and mid-single digits in developing regions.

•
Shave Care volume decreased mid single digits in both developed and developing regions due to competitive activity and increased pricing. Global market share of the blades and razors category decreased a point.

•
Volume in Electronic Hair Removal was up high single digits as product innovation drove a double-digit increase in developed regions and a low single digit increase in developing regions. Global market share of the electronic hair removal category increased more than half a point.

Net earnings decreased 16% to $390 million due to the reduction in net sales and a 70 basis-point decrease in net earnings margin. SG&A as a percent of sales increased as lower spending in marketing and overheads did not keep pace with the reduction in net sales. Gross margin was up marginally.

Health Care
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Health Care net sales were down 11% to $1.8 billion during the first fiscal quarter on a 6% decrease in unit volume. Organic sales decreased 1%. Unfavorable foreign exchange reduced net sales by 9%. Price increases in Oral Care contributed 2% to net sales. Favorable geographic mix increased net sales 3%, primarily driven by a decline in Oral Care volume in developing regions, which have lower than segment average selling prices. Global market share of the Health Care segment decreased 0.5 points. Volume was down low single digits in developed regions and was down double digits in developing regions.

•
Oral Care volume declined mid-single digits due to a double-digit decrease in developing regions due to increased pricing and competitive activity. Volume in developed regions was flat. Global market share of the oral care category was down half a point.

•
Volume in Personal Health Care decreased double digits due to a double-digit decrease in developed regions driven by lower levels of innovation versus the base period. Volume in developing markets decreased high single digits due to increased pricing. Global market share of the personal health care category was flat.

Net earnings decreased 1% to $318 million as the reduction in net sales was partially offset by a 170-basis point increase in net earnings margin. Net earnings margin increased primarily due to lower SG&A spending as a percentage of net sales and an increase in joint venture earnings during the quarter. SG&A declined as a percentage of net sales due to reduced marketing spending from the focus on marketing spending efficiencies. Gross margin increased marginally due to manufacturing cost savings.
Fabric Care and Home Care
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Fabric Care and Home Care net sales for the first fiscal quarter were down 11% to $5.3 billion on a 3% decrease in unit volume. Organic sales were unchanged on a 2% decline in organic volume. Unfavorable foreign exchange reduced net sales by 9%. Price increases added 1% to net sales. Favorable geographic mix increased net sales 1%, primarily driven by a decline in volume in developing regions, which have lower than segment average selling prices. Global market share of the Fabric Care and Home Care segment decreased 0.4 points. Volume increased low single digits in developed regions and was down double digits in developing regions.

•
Fabric Care volume declined low single digits driven by a double-digit decrease in developing regions driven by increased pricing and decreased distribution. Volume in developed markets increased low single digits due to innovation. Global market share of the fabric care category was down half a point.

•
Home Care volume was down low single digits with a low single-digit decrease in developed markets due to competitive activity and a mid-single-digit decrease in developing regions following increased pricing. Global market share of the home care category was down nearly half a point.

Net earnings increased 4% to $747 million behind a 210-basis point increase in net earnings margin, which more than offset the reduction in net sales. Net earnings margin increased due to gross margin expansion, driven by manufacturing cost savings and lower commodity costs. SG&A as a percentage of net sales increased slightly as reductions in overhead and marketing spending from efficiency efforts did not keep pace with the reduction in net sales.
Baby, Feminine and Family Care
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Baby, Feminine and Family Care net sales decreased 12% to $4.7 billion during the first fiscal quarter on a 7% decline in unit volume. Organic sales declined 3% on a 6% decline in organic volume. Unfavorable foreign exchange reduced net sales by 8%. Price increases in the previous fiscal year, primarily in Baby Care, increased net sales by 2%. Favorable geographic mix, driven by the disproportionate decline in developing market volume in Feminine Care and Baby Care, increased net sales in the segment by 1%. Global market share of the Baby, Feminine and Family Care segment decreased 1.4 points. Volume decreased low single digits in developed regions and double digits in developing regions.

•
Volume in Baby Care was down mid-single digits due to a double-digit decrease in developing regions due to competitive activity and following price increases in the previous fiscal year. Volume was up low single digits in developed regions due to product innovation. Global market share of the baby care category decreased about 3 points.

•
Volume in Feminine Care declined high single digits with a double-digit decrease in developing regions following previous year price increases and a mid-single-digit decrease in developed regions due to inventory shipments in the base period to support our entry into the adult incontinence category. Global market share of the feminine care category decreased slightly.

•
Volume in Family Care decreased mid single digits with a low single-digit decrease in developed regions and a double-digit decline in developing regions, both due to decreased distribution. In the U.S., all-outlet share of the family care category was flat.

Net earnings decreased 9% to $749 million due to the reduction in net sales, partially offset by a 60 basis point increase in the net earnings margin. A higher gross margin driven by manufacturing cost savings and lower commodity costs was partially offset by an increase in SG&A as a percent of sales, as reductions in overhead and marketing spending from efficiency efforts did not keep pace with the reduction in net sales.
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
Corporate net sales decreased by $15 million during the first fiscal quarter. Corporate net expenses from continuing operations decreased approximately $200 million in the first fiscal quarter due mainly to currency impacts (the Venezuelan balance sheet remeasurement charge in the base period, along with decreased foreign exchange transactional charges in the current period). Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.
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
As part of this plan, which has been expanded since its inception, the Company expects to incur in excess of $5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 81% of the estimated costs have been incurred through September 2015. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment.  Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3 billion in annual gross savings (before-tax).  The cumulative before-tax savings as of the current year are estimated at approximately $2.2 to $2.5 billion.  Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $3.5 billion of cash from operating activities in the quarter, a decrease of $0.1 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, gain on sale of businesses and goodwill and indefinite-lived intangible impairment charges), generated $3.9 billion of operating cash flow. Working capital and other impacts used $379 million of cash in the period. Accounts receivable used $368 million of cash due to sales mix and the timing of initiatives. Inventory consumed $519 million of cash, mainly due to production seasonality to support holiday shipments. Accounts payable, accrued and other liabilities generated $298 million of cash primarily due to an increase in taxes payable due to the timing of estimated payments, slightly offset by a decrease in trade payables due to lower marketing, overhead and capital spending. All other operating assets and liabilities generated $210 million of cash.
Investing Activities
Cash used by investing activities was $0.5 billion in the first fiscal quarter, primarily due to capital expenditures of $532 million, or 3.2% of net sales, as compared to $810 million in the prior year period. The decrease in capital expenditures was due to the quarterly profile of capital project activity. Purchases and proceeds of available for sale securities and short term investments were largely offsetting.
Financing Activities
Our financing activities consumed net cash of $2.0 billion fiscal year to date. We used $0.5 billion for treasury stock purchases, $1.9 billion for dividends and repaid net debt of $0.1 billion. Cash from the exercise of stock options generated $0.5 billion of cash.
As of September 30, 2015, our current assets exceeded current liabilities by $4.1 billion (excluding assets and liabilities of the Batteries and Beauty businesses held for sale, current liabilities exceeded current assets by $3.1 billion). We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
Our discussion of financial results includes several measures not defined by U.S. GAAP. We believe these measures provide our investors with additional information about the underlying results and trends of the Company, as well as insight to some of the metrics used to evaluate management. When used in MD&A, we have provided the comparable GAAP measure in the discussion.
Organic Sales Growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of the Venezuela deconsolidation, acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this provides investors with a more complete understanding of underlying sales trends by providing sales growth on a consistent basis. Organic sales growth is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation.
The following table provides a numerical reconciliation of reported sales growth to organic sales growth for the three months ended September 30, 2015:

Three Months Ended September 30, 2015	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(12)%	7%	3%	(2)%
Grooming	(14)%	13%	1%	—%
Health Care	(11)%	9%	1%	(1)%
Fabric Care and Home Care	(11)%	9%	2%	—%
Baby, Feminine and Family Care	(12)%	8%	1%	(3)%
Total Company	(12)%	9%	2%	(1)%
* Acquisition/Divestiture Impact also includes the Venezuela deconsolidation, the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Core EPS or Core net earnings per share: This is a measure of the Company's diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Such exclusions include current year and prior year charges related to incremental restructuring due to increased focus on productivity and cost savings and the prior year balance sheet remeasurement of the Venezuelan currency.
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

	Three Months Ended September 30
	2015	2014
Diluted net earnings per share from continuing operations	$0.96	$0.93
Incremental restructuring charges	0.02	0.02
Venezuela balance sheet remeasurement impacts	—	0.04
CORE EPS	$0.98	$0.99
Core EPS growth/(decline)	(1)%
Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.
Free Cash Flow: Free cash flow is defined as operating cash flow less capital expenditures. We view free cash flow as an important measure because it is one factor in determining the amount of cash available for dividends and discretionary investment. Free cash flow is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The reconciliation of free cash flow is provided below (amounts in millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow
July 2015 - September 2015	$3,538	$(532)	$3,006
Adjusted Free Cash Flow Productivity: Adjusted free cash flow productivity is defined as the ratio of free cash flow to net earnings excluding impairment charges on the Batteries business. The Company’s long-term target is to generate free cash flow at or above 90% of net earnings. Adjusted free cash flow productivity is also one of the measures used to evaluate senior management and is a factor in determining their at-risk compensation. The reconciliation of adjusted free cash flow productivity is provided below (dollar amounts in millions):

	Net Earnings	Impairment Charges	Net Earnings Excluding Impairment Charges on Batteries	Adjusted Free Cash Flow Productivity
July 2015 - September 2015	$2,635	$350	$2,985	101%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2015. Additional information can be found in Note 6 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chairman of the Board, President and Chief Executive Officer, A.G. Lafley, and the Company’s Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Lafley and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Lafley and Moeller, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On August 25, 2014, “Procuraduría Federal de Protección al Ambiente” (PROFEPA) issued a ruling to Procter & Gamble Manufactura, S. de R.L. de C.V. (Planta Vallejo), a subsidiary of the Company, citing violations of Mexico’s air emissions regulations at the subsidiary’s facility in Zona Industrial Vallejo, Mexico City, Mexico and requiring the subsidiary to perform certain corrective measures at the facility, which have been completed.  On June 15, 2015, PROFEPA issued a final ruling to the subsidiary imposing monetary sanctions of $133,000, which the subsidiary has paid. On October 14, 2015, PROFEPA notified the subsidiary that these proceedings are closed.
The Company is subject, from time to time, to certain other legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.

Item 1A.	Risk Factors
For information on Risk Factors, please refer to Part I, Item 1A in the Company’s Form 10-K for the fiscal year ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
07/01/2015 - 07/31/2015	9,424,347	80.97	6,169,868	(3)
08/01/2015 - 08/31/2015	0	n/a	0	(3)
09/01/2015 - 09/30/2015	0	n/a	0	(3)
Total	9,424,347	n/a	6,169,868

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

(3)
On July 30, 2015, the Company stated that in fiscal year 2016 the Company plans to reduce Company shares outstanding by approximately $8 to $9 billion, through a combination of share repurchase and shares that will be exchanged in the Duracell transaction, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Amounts in millions of dollars unless otherwise specified.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as approved by the Board of Directors on June 9, 2015, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009)

10-1	Summary of the Company's Short Term Achievement Reward Program*

10-2	Short Term Achievement Reward Program - Related Correspondence and Terms and Conditions*

10-3	Summary of the Company's Performance Stock Program*

10-4	Performance Stock Program - Related Correspondence and Terms and Conditions*

10-5	Summary of the Company's Key Manager Long-Term Incentive Program*

10-6	Key Manager Long-Term Incentive Program - Related Correspondence and Terms and Conditions*

10-7	Summary of the Company's Retirement Plan Restoration Program*

10-8	Retirement Plan Restoration Program - Related Correspondence and Terms and Conditions*

10-9	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional Terms and Conditions*

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

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

THE PROCTER & GAMBLE COMPANY

October 23, 2015	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2	Regulations (as approved by the Board of Directors on June 9, 2015, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009)

10-1	Summary of the Company's Short Term Achievement Reward Program

10-2	Short Term Achievement Reward Program - Related Correspondence and Terms and Conditions

10-3	Summary of the Company's Performance Stock Program

10-4	Performance Stock Program - Related Correspondence and Terms and Conditions

10-5	Summary of the Company's Key Manager Long-Term Incentive Program

10-6	Key Manager Long-Term Incentive Program - Related Correspondence and Terms and Conditions

10-7	Summary of the Company's Retirement Plan Restoration Program

10-8	Retirement Plan Restoration Program - Related Correspondence and Terms and Conditions

10-9	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional Terms and Conditions

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.