Form 10-Q
period 2015-12-31
PROCTER & GAMBLE Co
filed 2016-01-26
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Yes ☐     No ☑
There were 2,704,565,560 shares of Common Stock outstanding as of December 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2015	2014	2015	2014
NET SALES	$16,915	$18,495	$33,442	$37,266
Cost of products sold	8,460	9,558	16,612	19,292
Selling, general and administrative expense	4,602	5,358	9,209	10,762
OPERATING INCOME	3,853	3,579	7,621	7,212
Interest expense	143	160	283	330
Interest income	58	34	102	65
Other non-operating income, net	35	19	17	32
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,803	3,472	7,457	6,979
Income taxes on continuing operations	898	798	1,775	1,589
NET EARNINGS FROM CONTINUING OPERATIONS	2,905	2,674	5,682	5,390
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	323	(276)	181	(972)
NET EARNINGS	3,228	2,398	5,863	4,418
Less: Net earnings attributable to noncontrolling interests	22	26	56	56
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,206	$2,372	$5,807	$4,362

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.04	$0.95	$2.02	$1.92
Earnings/(loss) from discontinued operations	0.12	(0.10)	0.07	(0.36)
BASIC NET EARNINGS PER COMMON SHARE	1.16	0.85	2.09	1.56
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.01	$0.92	$1.97	$1.85
Earnings/(loss) from discontinued operations	0.11	(0.10)	0.06	(0.34)
DILUTED NET EARNINGS PER COMMON SHARE	1.12	0.82	2.03	1.51
DIVIDENDS PER COMMON SHARE	$0.663	$0.644	$1.326	$1.287
Diluted Weighted Average Common Shares Outstanding	2,864.6	2,885.2	2,865.8	2,886.8

(1)	Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2015	2014	2015	2014
NET EARNINGS	$3,228	$2,398	$5,863	$4,418
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(955)	(2,091)	(1,978)	(4,927)
Unrealized gains/(losses) on hedges	252	365	210	773
Unrealized gains/(losses) on investment securities	(28)	1	(20)	(2)
Unrealized gains/(losses) on defined benefit retirement plans	143	219	234	501
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(588)	(1,506)	(1,554)	(3,655)
TOTAL COMPREHENSIVE INCOME/(LOSS)	2,640	892	4,309	763
Less: Total comprehensive income attributable to noncontrolling interests	22	(18)	56	(6)
TOTAL COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$2,618	$910	$4,253	$769

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2015	June 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$9,403	$6,836
Available-for-sale investment securities			4,874	4,767
Accounts receivable			4,721	4,568
INVENTORIES
Materials and supplies			1,425	1,266
Work in process			533	525
Finished goods			3,167	3,188
Total inventories			5,125	4,979
Deferred income taxes			1,173	1,356
Prepaid expenses and other current assets			1,828	2,708
Assets held for sale			9,223	4,432
TOTAL CURRENT ASSETS			36,347	29,646
PROPERTY, PLANT AND EQUIPMENT, NET			18,910	19,655
GOODWILL			44,157	44,622
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,495	25,010
NONCURRENT ASSETS HELD FOR SALE			—	5,204
OTHER NONCURRENT ASSETS			5,234	5,358
TOTAL ASSETS			$129,143	$129,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,717	$8,138
Accrued and other liabilities			7,945	8,091
Liabilities held for sale			2,460	1,543
Debt due within one year			13,931	12,018
TOTAL CURRENT LIABILITIES			32,053	29,790
LONG-TERM DEBT			17,595	18,327
DEFERRED INCOME TAXES			9,257	9,179
NONCURRENT LIABILITIES HELD FOR SALE			—	717
OTHER NONCURRENT LIABILITIES			7,936	8,432
TOTAL LIABILITIES			66,841	66,445
SHAREHOLDERS’ EQUITY
Preferred stock			1,062	1,077
Common stock – shares issued –	December 2015	4,009.2
	June 2015	4,009.2	4,009	4,009
Additional paid-in capital			63,751	63,852
Reserve for ESOP debt retirement			(1,308)	(1,320)
Accumulated other comprehensive income/(loss)			(14,334)	(12,780)
Treasury stock			(78,469)	(77,226)
Retained earnings			86,917	84,807
Noncontrolling interest			674	631
TOTAL SHAREHOLDERS’ EQUITY			62,302	63,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$129,143	$129,495

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2015	2014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,836	$8,558
OPERATING ACTIVITIES
Net earnings	5,863	4,418
Depreciation and amortization	1,454	1,540
Share-based compensation expense	140	151
Deferred income taxes	140	31
Gain on sale of businesses	(37)	(299)
Goodwill and indefinite-lived intangible asset impairment charges	402	1,713
Changes in:
Accounts receivable	(488)	(342)
Inventories	(386)	(506)
Accounts payable, accrued and other liabilities	322	243
Other operating assets and liabilities	374	(164)
Other	234	283
TOTAL OPERATING ACTIVITIES	8,018	7,068
INVESTING ACTIVITIES
Capital expenditures	(1,223)	(1,642)
Proceeds from asset sales	80	3,648
Acquisitions, net of cash acquired	(186)	(112)
Purchases of short-term investments	(762)	(2,106)
Proceeds from sales of short-term investments	683	179
Change in other investments	(31)	(836)
TOTAL INVESTING ACTIVITIES	(1,439)	(869)
FINANCING ACTIVITIES
Dividends to shareholders	(3,733)	(3,614)
Change in short-term debt	2,020	352
Additions to long-term debt	1,721	1,112
Reductions of long-term debt	(2,239)	(1,911)
Treasury stock purchases	(2,503)	(4,253)
Impact of stock options and other	1,007	2,009
TOTAL FINANCING ACTIVITIES	(3,727)	(6,305)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(285)	(248)
CHANGE IN CASH AND CASH EQUIVALENTS	2,567	(354)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,403	$8,204

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and the Form 8-K filed October 26, 2015 to update the Form 10-K to revise disclosures to reflect discontinued operations related to the pending sale of certain Beauty Brands businesses, which was announced by the Company on July 9, 2015. For additional details on the transaction and discontinued operations, see Note 11. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

2. New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard no later than July 1, 2018. While we are currently assessing the impact of the new standard, we do not expect this new guidance to have a material impact on our Consolidated Financial Statements.
On July 1, 2015, the Company adopted ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The guidance included new reporting and disclosure requirements for discontinued operations. For additional details on discontinued operations, see Note 11.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on the Consolidated Financial Statements.

3. Segment Information
As discussed in Note 11, the Beauty Brands, Batteries and Pet Care businesses are presented as discontinued operations and are excluded from segment results for all periods presented.
Following is a summary of segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2015	$2,963	$774	$585	$6,004	$1,596	$1,209
	2014	3,297	792	607	6,740	1,642	1,246
Grooming	2015	1,806	579	441	3,480	1,078	831
	2014	2,007	713	544	3,948	1,334	1,010
Health Care	2015	1,978	564	394	3,774	1,012	712
	2014	2,088	514	369	4,099	973	691
Fabric Care and Home Care	2015	5,347	1,177	773	10,598	2,297	1,520
	2014	5,773	1,081	705	11,705	2,162	1,424
Baby, Feminine and Family Care	2015	4,710	1,037	683	9,368	2,148	1,432
	2014	5,217	1,117	760	10,539	2,319	1,585
Corporate	2015	111	(328)	29	218	(674)	(22)
	2014	113	(745)	(311)	235	(1,451)	(566)
Total Company	2015	$16,915	$3,803	$2,905	$33,442	$7,457	$5,682
	2014	18,495	3,472	2,674	37,266	6,979	5,390

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Total Company
Goodwill at June 30, 2015	$12,704	$19,619	$5,876	$1,874	$4,549	$44,622
Acquisitions and divestitures	(2)	—	(2)	—	—	(4)
Translation and other	(146)	(196)	(54)	(22)	(43)	(461)
Goodwill at December 31, 2015	$12,556	$19,423	$5,820	$1,852	$4,506	$44,157
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, initially comprised of 43 of its beauty brands ("Beauty Brands"), which will be merged with Coty, Inc. The transaction includes the global salon professional hair care and color, retail hair color and cosmetics businesses and a majority of the fine fragrances business, along with select hair styling brands (see Note 11). The Beauty Brands have historically been part of the Company's Beauty reportable segment (previously named Beauty, Hair and Personal Care). In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations. As a result, the goodwill attributable to the Beauty Brands as of June 30, 2015 and December 31, 2015 is excluded from the preceding table and is reported as Assets held for sale in the Consolidated Balance Sheets.
In November 2014, the Company reached an agreement to divest the Batteries business via a split transaction in an exchange of a recapitalized Duracell Company for Berkshire Hathaway's (BH) shares of P&G stock (see Note 11). Based on the terms of the agreement and the value of BH's shares of P&G stock, the Company recorded a non-cash, before-tax impairment charge of $402 ($350 after tax) during the six months ended December 31, 2015 to reduce the carrying amount of the Batteries business net assets held for sale. This charge was recorded in discontinued operations. The final transaction value will depend on the value of BH's shares of the Company as of the closing date, which is expected to occur early in calendar year 2016.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. While all of these wholly- acquired reporting units have fair value cushions that currently exceed 20% of the underlying carrying values, they are more susceptible to impairment risk from adverse changes in business operating plans and macroeconomic environment conditions. In addition, subsequent to June 30, 2015, the currencies from a number of countries continued to devalue relative to the U.S. dollar. This reduces the underlying cash flows used to estimate fair values and has contributed to the lower fair value cushions in these businesses. Further significant devaluation of currencies relative to the U.S. dollar could result in a decline in fair value that could trigger future impairment charges.
Identifiable intangible assets at December 31, 2015 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,451	$(4,487)
Intangible assets with indefinite lives	21,531	—
Total identifiable intangible assets	$28,982	$(4,487)

Amounts in millions of dollars unless otherwise specified.

Due to the pending divestitures of the Beauty Brands and Batteries business, intangible assets specific to these businesses are reported as Assets held for sale (see Note 11).
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended December 31, 2015 and 2014 was $99 and $116, respectively. For the six months ended December 31, 2015 and 2014, the amortization expense of intangible assets was $203 and $235, respectively.

5. Share-Based Compensation and Postretirement Benefits
Total share-based compensation expense for the three months ended December 31, 2015 and 2014 was $74 and $70, respectively. Total share-based compensation expense for the six months ended December 31, 2015 and 2014 was $140 and $151, respectively.
The Company offers various postretirement benefits to its employees. The total net periodic benefit cost for pension benefits for the three months ended December 31, 2015 and 2014 was $85 and $111, respectively. The total net periodic benefit cost for pension benefits for the six months ended December 31, 2015 and 2014 was $171 and $228, respectively. The total net periodic benefit cost/(benefit) for other retiree benefits for the three months ended December 31, 2015 and 2014 was $(25) and $6, respectively. The total net periodic benefit cost/(benefit) for other retiree benefits for the six months ended December 31, 2015 and 2014 was $(49) and $10, respectively. The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Form 8-K filed October 26, 2015 to update the Annual Report on Form 10-K for the fiscal year ended June 30, 2015.
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
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2015.
The following table sets forth the Company’s financial assets as of December 31, 2015 and June 30, 2015 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	December 31, 2015	June 30, 2015
Investments
U.S. government securities	$3,582	$3,495
Corporate bond securities	1,292	1,272
Other investments	30	30
Total	$4,904	$4,797
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $601 as of December 31, 2015 and $700 as of June 30, 2015. The amortized cost of U.S. government securities with maturities between one and five years was $2,991 as of December 31, 2015 and $2,789 as of June 30, 2015. The amortized cost of Corporate bond securities with maturities of less than a year was $318 as of December 31, 2015 and $221 as of June 30, 2015. The amortized cost of Corporate bond securities with maturities between one and five years was $978 as of December 31, 2015 and $1,052 as of June 30, 2015. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $22,174 and $23,127 as of December 31, 2015 and June 30, 2015, respectively. This includes the current portion ($2,644 and $2,776 as of December 31, 2015 and June 30, 2015, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis, but is measured

Amounts in millions of dollars unless otherwise specified.

at fair value for disclosure purposes. Long-term debt with fair value of $2,312 and $2,180 as of December 31, 2015 and June 30, 2015, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31, 2015 and June 30, 2015:

	Notional Amount		Fair Value Asset/(Liability)
	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2015
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$825	$951	$168	$312
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$4,963	$7,208	$198	$159
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$412	$537	$(3)	$95
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$6,431	$6,610	$(25)	$(55)
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

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
	December 31, 2015	June 30, 2015
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(2)	$(1)
Foreign currency contracts	(3)	5
Total	$(5)	$4
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$(2)	$60
During the next 12 months, the amount of the December 31, 2015 Accumulated other comprehensive income (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

Amounts in millions of dollars unless otherwise specified.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended December 31, 2015 and 2014 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$1	$1	$3	$3
Foreign currency contracts	8	66	(1)	128
Total	$9	$67	$2	$131

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(50)	$60	$39	$83
Debt	50	(60)	(39)	(83)
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$—	$—	$(1)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(158)	$(316)	$(220)	$(729)

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

7. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2015	$(2,642)	$6	$(4,321)	$(5,823)	$(12,780)
OCI before reclassifications (1)	211	(20)	117	(1,978)	(1,670)
Amounts reclassified from AOCI (2) (3)	(1)	—	117	—	116
Net current period OCI	210	(20)	234	(1,978)	(1,554)
Balance at December 31, 2015	$(2,432)	$(14)	$(4,087)	$(7,801)	$(14,334)

(1)	Net of tax expense/(benefit) of $132, $1 and $23 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $(1), $0 and $44 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

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

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$2,905	$323	$3,228	$2,674	$(276)	$2,398
Net earnings attributable to noncontrolling interests	(22)	—	(22)	(24)	(2)	(26)
Net earnings/(loss) attributable to P&G (Diluted)	2,883	323	3,206	2,650	(278)	2,372
Preferred dividends, net of tax benefit	(64)	—	(64)	(70)	—	(70)
Net earnings/(loss) attributable to P&G available to Common Shareholders (Basic)	$2,819	$323	$3,142	$2,580	$(278)	$2,302

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,718.9	2,718.9	2,718.9	2,705.7	2,705.7	2,705.7
Effect of dilutive securities
Conversion of preferred shares (1)	104.7	104.7	104.7	109.1	109.1	109.1
Exercise of stock options and other unvested equity awards (2)	41.0	41.0	41.0	70.4	70.4	70.4
Diluted weighted average common shares outstanding	2,864.6	2,864.6	2,864.6	2,885.2	2,885.2	2,885.2

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$1.04	$0.12	$1.16	$0.95	$(0.10)	$0.85
Diluted net earnings/(loss) per common share	$1.01	$0.11	$1.12	$0.92	$(0.10)	$0.82

	Six Months Ended December 31, 2015			Six Months Ended December 31, 2014
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$5,682	$181	$5,863	$5,390	$(972)	$4,418
Net earnings attributable to noncontrolling interests	(56)	—	(56)	(49)	(7)	(56)
Net earnings/(loss) attributable to P&G (Diluted)	5,626	181	5,807	5,341	(979)	4,362
Preferred dividends, net of tax benefit	(129)	—	(129)	(130)	—	(130)
Net earnings/(loss) attributable to P&G available to Common Shareholders (Basic)	$5,497	$181	$5,678	$5,211	$(979)	$4,232

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,719.5	2,719.5	2,719.5	2,708.2	2,708.2	2,708.2
Effect of dilutive securities
Conversion of preferred shares (1)	105.2	105.2	105.2	109.7	109.7	109.7
Exercise of stock options and other unvested equity awards (2)	41.1	41.1	41.1	68.9	68.9	68.9
Diluted weighted average common shares outstanding	2,865.8	2,865.8	2,865.8	2,886.8	2,886.8	2,886.8

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$2.02	$0.07	$2.09	$1.92	$(0.36)	$1.56
Diluted net earnings/(loss) per common share	$1.97	$0.06	$2.03	$1.85	$(0.34)	$1.51

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Outstanding stock options of approximately 48 million and less than 1 million for the three months ended December 31, 2015 and 2014, respectively, and approximately 69 million and less than 1 million for the six months ended December 31, 2015 and 2014, respectively, were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

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
Through fiscal 2015, the Company reduced non-manufacturing enrollment by approximately 12,600, or approximately 21%. Through December 31, 2015, the Company reduced non-manufacturing enrollment by approximately 13,500, or approximately 23%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Through fiscal 2015, the Company incurred charges of approximately $3.9 billion. Approximately $2.0 billion of these charges were related to separations, $954 were asset-related costs and $944 were related to other restructuring-type costs.
For the three and six month periods ended December 31, 2015, the Company incurred total restructuring charges of approximately $219 and $362, respectively. For the three and six month periods ended December 31, 2015 approximately $46 and $89 of these charges were recorded in SG&A, respectively. For the three and six month periods ended December 31, 2015 approximately $163 and $253 of these charges were recorded in Cost of products sold, respectively. The remainder of the charges was included in discontinued operations. The following table presents restructuring activity for the six months ended December 31, 2015:

				Six Months Ended December 31, 2015
	Accrual Balance June 30, 2015	Charges Previously Reported (Three Months Ended September 30, 2015)	Charges for the Three Months Ended December 31, 2015	Cash Spent	Charges Against Assets	Accrual Balance December 31, 2015
Separations	$362	$55	$70	$(199)	$—	$288
Asset-related costs	—	50	69	—	(119)	—
Other costs	27	38	80	(86)	—	59
Total	$389	$143	$219	$(285)	$(119)	$347
Separation Costs
Employee separation charges for the three and six month periods ended December 31, 2015 relate to severance packages for approximately 860 and 1,470 employees, respectively. Separations related to non-manufacturing employees were approximately 240 and 490 employees for the three and six month periods ended December 31, 2015. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 15,770 employees, of which approximately 9,110 are non-manufacturing overhead personnel.
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

	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Beauty	$9	$28
Grooming	8	16
Health Care	5	10
Fabric Care and Home Care	87	106
Baby, Feminine and Family Care	26	56
Corporate (1)	84	146
Total Company	$219	$362

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
We are also subject to contingencies pursuant to environmental laws and regulations that in the future may require us to take action to correct the effects on the environment of prior manufacturing and waste disposal practices. Based on currently available information, we do not believe the ultimate resolution of environmental remediation will materially affect our financial position, results of operations or cash flows.
Income Tax Uncertainties
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 60 – 70 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2002 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $300, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in the Form 8-K filed October 26, 2015 to update the Annual Report on Form 10-K for the year ended June 30, 2015.

Amounts in millions of dollars unless otherwise specified.

11. Discontinued Operations
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories which will be merged with Coty, Inc. (“Coty”). The divestiture was initially comprised of 43 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands. Subsequent to signing, two of the fine fragrance brands, Dolce & Gabbana and Christina Aguilera, were excluded from the divestiture. While the ultimate form of the transaction has not yet been decided, the Company’s current preference is for a Reverse Morris Trust split-off transaction in which P&G shareholders could elect to participate in an exchange offer to exchange their P&G shares for Coty shares. The Company expects to close the transaction in the second half of calendar year 2016, pending regulatory approvals.
Coty’s offer for the Beauty Brands, which was accepted by the Company, was $12.5 billion. The final value of the transaction will be determined at closing. Based on Coty’s stock price and outstanding shares and equity grants as of December 31, 2015, the value of the transaction was approximately $13.0 billion. The value is comprised of approximately 413 million shares, or 52% of the diluted equity of the newly combined company, valued at approximately $10.6 billion and the assumption of debt of $2.4 billion by the entity holding the Beauty Brands immediately prior to close of the transaction. The assumed debt is expected to vary between $3.9 billion and $1.9 billion, depending on a $22.06 to $27.06 per share collar of Coty’s stock based on the trading price prior to the close of the transaction, but will be subject to other contractual valuation adjustments.
The Beauty Brands were historically part of the Company's Beauty reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands' balance sheet positions as of December 31, 2015 and June 30, 2015 are presented as assets and liabilities held for sale in the Consolidated Balance Sheets.
In November 2014, the Company reached an agreement to divest its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company will exchange a recapitalized Duracell Company for BH's shares of P&G stock. As of the date the transaction was signed, BH's shares were valued at $4.7 billion. As of December 31, 2015, this value has declined to $4.2 billion. The Company expects to contribute approximately $1.8 billion in cash to the Duracell Company in the pre-transaction recapitalization, subject to final working capital adjustments. The Company recorded goodwill and indefinite-lived asset impairment charges during the six months ended December 31, 2015 which reflected the total estimated proceeds from the BH transaction (see Note 4). Because the number of shares of P&G stock the Company will receive in the Batteries transaction is fixed, the total value to be received in the transaction will be based on the Company's share price as of the closing date, which is expected to occur early in calendar year 2016.
The Batteries business has historically been part of the Company's Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet positions as of December 31, 2015 and June 30, 2015 are presented as assets and liabilities held for sale in the Consolidated Balance Sheets.
On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products and our manufacturing sites in the United States and assumed the majority of the employees working in the Pet Care business. The European Union countries were not included in the agreement with Mars. In December 2014, the Company completed the divestiture of its Pet Care operations in Western Europe to Spectrum Brands in an all-cash transaction. Under the terms of the agreement, Spectrum Brands acquired our branded pet care products and our manufacturing site in the Netherlands and assumed the majority of the employees working in the Western Europe Pet Care business. The one-time after-tax impact of these transactions was not material.
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

Amounts in millions of dollars unless otherwise specified.

The following table summarizes total Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Beauty Brands	$238	$301	$388	$425
Batteries	85	(586)	(207)	(1,423)
Pet Care	—	9	—	26
Net earnings/(loss) from discontinued operations	$323	$(276)	$181	$(972)
The Beauty Brands incurred transition costs of $18 for the six months ended December 31, 2015. On January 26, 2016, Beauty Brands drew on its Term B loan of $1.0 billion. The proceeds will be held in restricted cash in escrow until the anticipated legal integration activities prior to close. Beauty Brands has additional debt funding commitments of $3.5 billion.
The following table summarizes total assets and liabilities held for sale and reconciles to the Consolidated Balance Sheets:

	December 31, 2015			June 30, 2015
	Beauty Brands	Batteries	Total	Beauty Brands	Batteries	Total
Current assets held for sale	$6,026	$3,197	$9,223	$922	$3,510	$4,432
Noncurrent assets held for sale	—	—	—	5,204	—	5,204
Total assets held for sale	$6,026	$3,197	$9,223	$6,126	$3,510	$9,636

Current liabilities held for sale	$1,247	$1,213	$2,460	$356	$1,187	$1,543
Noncurrent liabilities held for sale	—	—	—	717	—	717
Total liabilities held for sale	$1,247	$1,213	$2,460	$1,073	$1,187	$2,260
The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Net sales	$1,404	$1,666	$2,623	$3,081
Cost of products sold	443	525	828	1,000
Selling, general and administrative expense	664	773	1,311	1,568
Other non-operating income/(loss), net	(3)	—	(2)	8
Earnings from discontinued operations before income taxes	$294	$368	$482	$521
Income taxes on discontinued operations	56	67	94	96
Net earnings from discontinued operations	$238	$301	$388	$425
The following is selected financial information included in cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
	Six Months Ended December 31
	2015	2014
SIGNIFICANT NON-CASH OPERATING ITEMS
Depreciation and amortization	$52	$64
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(35)	$(48)

Amounts in millions of dollars unless otherwise specified.

The major components of assets and liabilities of the Beauty Brands held for sale are provided below. The assets and liabilities held for sale will evolve up to the closing date for normal operational changes as well as contractual adjustments including the assumption of debt, pension plan funding and other provisions.

	Beauty Brands
	December 31, 2015 (1)	June 30, 2015
Cash	$12	$9
Accounts receivable	352	293
Inventories	495	476
Prepaid expenses and other assets	51	144
Property, plant and equipment, net	586	613	(2)
Goodwill and intangible assets, net	4,443	4,513	(2)
Other noncurrent assets	87	78	(2)
Total current assets held for sale	$6,026	$922
Total noncurrent assets held for sale	—	5,204
Total assets held for sale	$6,026	$6,126

Accounts payable	$160	$118
Accrued and other liabilities	340	238
Noncurrent deferred tax liabilities	365	352	(2)
Other noncurrent liabilities	382	365	(2)
Total current liabilities held for sale	$1,247	$356
Total noncurrent liabilities held for sale	—	717
Total liabilities held for sale	$1,247	$1,073

(1)
The Company expects the Beauty Brands transaction to close in the second half of calendar year 2016. Therefore, for the period ended December 31, 2015, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.

(2)	Amounts as of June 30, 2015 are reflected as part of the noncurrent assets and liabilities held for sale.

Amounts in millions of dollars unless otherwise specified.

The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries and Pet Care businesses:

	Three Months Ended December 31				Six Months Ended December 31
	2015	2014			2015	2014
	Batteries	Batteries	Pet Care	Total	Batteries	Batteries	Pet Care	Total
Net sales	$691	$782	$72	$854	$1,197	$1,388	$235	$1,623
Earnings before impairment charges and income taxes	138	257	(5)	252	231	393	14	407
Impairment charges	—	(740)	—	(740)	(402)	(1,713)	—	(1,713)
Income tax (expense)/benefit	(53)	(103)	—	(103)	(36)	(103)	(6)	(109)
Gain on sale before income taxes	—	—	13	13	—	—	205	205
Income tax (expense)/benefit on sale	—	—	1	1	—	—	(187)	(187)
Net earnings/(loss) from discontinued operations	$85	$(586)	$9	$(577)	$(207)	$(1,423)	$26	$(1,397)
The major components of current assets and current liabilities of the Batteries business held for sale were as follows:

	Batteries
	December 31, 2015	June 30, 2015
Cash	$28	$25
Accounts Receivable	297	245
Inventories	306	304
Prepaid expenses and other current assets	22	28
Property, plant and equipment, net	508	496
Goodwill and intangible assets, net	2,025	2,389
Other noncurrent assets	11	23
Total current assets held for sale	$3,197	$3,510

Accounts payable	$183	$195
Accrued and other liabilities	278	194
Long-term debt	23	18
Noncurrent deferred tax liabilities	729	780
Total current liabilities held for sale	$1,213	$1,187

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Six Months Ended December 31, 2015

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Six Months Ended December 31, 2015

•	Business Segment Discussion – Three and Six Months Ended December 31, 2015

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (Core EPS), free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of the Venezuela deconsolidation, acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Adjusted free cash flow productivity is the ratio of free cash flow to net earnings excluding impairment charges on the Batteries business. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and six months ended December 31, 2015 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31, 2015		Six Months Ended December 31, 2015
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	17%	20%	18%	21%
Grooming	11%	15%	11%	15%
Health Care	12%	14%	11%	12%
Fabric Care and Home Care	32%	27%	32%	27%
Baby, Feminine and Family Care	28%	24%	28%	25%
Total Company	100%	100%	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2015 versus the six months ended December 31, 2014:

•
Net sales decreased 10% versus the previous year to $33.4 billion. Organic sales, which exclude the impacts of acquisitions and divestitures, foreign exchange and Venezuela deconsolidation, were unchanged. Organic sales increased 1% in Fabric Care and Home Care, Grooming and Health Care, decreased 2% in Baby, Feminine and Family Care, and were unchanged in Beauty.

•
Unit volume decreased 4% on an all-in and 3% on an organic basis. Volume decreased low single digits in Fabric Care and Home Care and Grooming. Volume decreased mid-single digits in Health Care and Baby, Feminine and Family Care and was down high single digits in Beauty.

•
Net earnings from continuing operations were $5.7 billion, an increase of $292 million, or 5% versus the prior year period. This increase was driven primarily by operating margin expansion, which more than offset the reduction in net sales.

•	Diluted net earnings per share from continuing operations increased 6% to $1.97.

•
Net earnings attributable to Procter & Gamble were $5.8 billion, an increase of $1.4 billion, or 33% versus the prior year period. This was primarily driven by higher base period impairment charges in discontinued operations related to our Batteries business, as well as the increase in net earnings from continuing operations.

•
Core net earnings per share, which excludes discontinued operations, incremental restructuring charges, prior year charges for balance sheet remeasurement related to the Venezuelan currency and charges for certain European legal matters, increased 4% to $2.02.

•
Operating cash flow was $8.0 billion. Free cash flow, which is operating cash flow less capital expenditures, was $6.8 billion. Adjusted free cash flow productivity, which is the ratio of free cash flow to net earnings excluding impairment charges on the Batteries business, was 109%.

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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In 2015 and 2014, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Japan, Mexico and Russia have had, and could have, an additional significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts, but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example, the U.S. is considering corporate tax reform that may significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, Egypt, Nigeria and Ukraine. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings. During fiscal 2015, the Company deconsolidated its Venezuelan subsidiaries due to evolving conditions that resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.
For information on risk factors that could impact our results, refer to Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 2015.
RESULTS OF OPERATIONS – Three Months Ended December 31, 2015
The following discussion provides a review of results for the three months ended December 31, 2015 versus the three months ended December 31, 2014.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2015	2014	% Chg
Net sales	$16,915	$18,495	(9)%
Operating income	3,853	3,579	8%
Net earnings from continuing operations	2,905	2,674	9%
Net earnings/(loss) from discontinued operations	323	(276)	N/A
Net earnings attributable to Procter & Gamble	3,206	2,372	35%
Diluted net earnings per common share	1.12	0.82	37%
Diluted net earnings per share from continuing operations	1.01	0.92	10%
Core earnings per common share	1.04	0.95	9%

COMPARISONS AS A % OF NET SALES	2015	2014	Basis Pt Chg
Gross margin	50.0%	48.3%	170
Selling, general & administrative expense	27.2%	29.0%	(180)
Operating margin	22.8%	19.4%	340
Earnings from continuing operations before income taxes	22.5%	18.8%	370
Net earnings from continuing operations	17.2%	14.5%	270
Net earnings attributable to Procter & Gamble	19.0%	12.8%	620
Net Sales
Net sales decreased 9% to $16.9 billion for the second quarter. Unit volume decreased 3%. Unfavorable foreign exchange reduced net sales by 8%. Sales growth in each business segment benefited, to varying degrees, from price increases taken with new product innovations and/or to offset the impact of currency devaluation in markets such as Russia, Brazil and Mexico. Higher pricing increased net sales by 3%. The mix impact of minor brand divestitures and the Venezuela deconsolidation reduced net sales by 1%. Volume decreased low single digits in Fabric Care and Home Care, Grooming and Health Care. Volume decreased mid-single digits in Baby, Feminine and Family Care and was down high single digits in Beauty. Volume increased low single digits in developed regions and decreased high single digits in developing regions. Developing market volume was negatively affected by retailer actions to manage inventory levels relative to consumption trends in the markets most affected by currency devaluation (particularly Russia) and in markets where we have recently adjusted trade terms in certain sales channels (particularly China). Organic sales increased 2%, as a 2% decline in organic volume was more than offset by improved pricing and mix.

	Net Sales Change Drivers 2015 vs. 2014 (Three Months Ended December 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(7)%	(3)%	(7)%	4%	—%	—%	(10)%
Grooming	(2)%	(1)%	(12)%	6%	(2)%	—%	(10)%
Health Care	(3)%	(3)%	(8)%	3%	3%	—%	(5)%
Fabric Care and Home Care	(1)%	—%	(8)%	1%	1%	—%	(7)%
Baby, Feminine and Family Care	(4)%	(3)%	(7)%	3%	(1)%	(1)%	(10)%
Total Company	(3)%	(2)%	(8)%	3%	—%	(1)%	(9)%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures, Venezuela deconsolidation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 170 basis points to 50.0% of net sales for the quarter. Gross margin increased primarily due to a 170 basis point positive impact from manufacturing cost savings, a 130 basis point benefit of higher pricing and a 100 basis point benefit from lower commodity costs. These impacts were partially offset by an 80 basis point negative impact from unfavorable foreign exchange, a 50 basis point decrease due to incremental restructuring charges and a 100 basis point decline from unfavorable mix, including product mix across segments (disproportionate decline in Beauty which has higher than average gross margin) and product forms within certain businesses, and other impacts.
Total SG&A decreased 14% to $4.6 billion due to foreign exchange impacts and productivity efforts in both overhead and marketing. SG&A as a percentage of net sales decreased 180 basis points to 27.2%, due to lower foreign exchange transactional charges and the decreased spending behind productivity efforts, partially offset by the negative scale impacts from reduced sales. Marketing spending as a percentage of net sales increased 10 basis points as lower expense was offset by the negative scale impacts from reduced sales. Overhead costs as a percentage of net sales decreased 60 basis points, as 100 basis points of productivity savings in overhead spending were partially offset by wage inflation, investments in research and development and the negative scale impacts from reduced sales. Lower foreign exchange transactional charges, from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency, reduced SG&A as a percentage of net sales by 80 basis points.
Non-Operating Expenses and Income
Interest expense was $143 million for the quarter, a decrease of $17 million versus the prior year period due to lower average debt and a decrease in weighted average interest rates. Interest income was $58 million for the quarter, an increase of $24 million versus the prior year, due to an increase in cash, cash equivalents and investment securities. Other non-operating income increased $16 million to $35 million.
Income Taxes
The effective tax rate on continuing operations increased 60 basis points to 23.6%, primarily due to a less favorable impact of discrete benefits related to uncertain income tax positions (80 basis points in the current year compared to 250 basis points in the prior year) partially offset by a more favorable geographic mix of earnings.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $231 million or 9% for the quarter. This increase was caused by the 340 basis point increase in operating income margin, driven by the decrease in SG&A as a percentage of net sales and the gross margin expansion (both discussed above), which more than offset the reduction in net sales. Foreign exchange impacts reduced net earnings by about $300 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily the currencies of Argentina, Brazil, Mexico and Russia. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 10% to $1.01 due to increased net earnings and a reduction in the weighted average number of shares outstanding.
Discontinued Operations
The net earnings from discontinued operations improved by $599 million to $323 million in the current period versus a net loss of $276 million in the prior year. This was driven by a $740 million after-tax impairment charge in the Batteries business in the base period, partially offset by a decrease in the earnings of the Beauty Brands, which are currently classified as held for sale (see Notes 4 and 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $834 million or 35% to $3.2 billion for the quarter. The increase was due to the base period impairment charge in the Batteries business in discontinued operations (discussed above) and the increase in net earnings from continuing operations. Diluted net earnings per share increased 37% to $1.12. Core net earnings per share increased 9% to $1.04. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plans and charges related to certain European legal matters.
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

RESULTS OF OPERATIONS – Six Months Ended December 31, 2015
The following discussion provides a review of results for the six months ended December 31, 2015 versus the six months ended December 31, 2014.

	Six Months Ended December 31, 2015
Amounts in millions, except per share amounts	2015	2014	% Chg
Net sales	$33,442	$37,266	(10)%
Operating income	7,621	7,212	6%
Net earnings from continuing operations	5,682	5,390	5%
Net earnings/(loss) from discontinued operations	181	(972)	N/A
Net earnings attributable to Procter & Gamble	5,807	4,362	33%
Diluted net earnings per common share	2.03	1.51	34%
Diluted net earnings per share from continuing operations	1.97	1.85	6%
Core earnings per common share	2.02	1.94	4%

COMPARISONS AS A % OF NET SALES	2015	2014	Basis Pt Chg
Gross margin	50.3%	48.2%	210
Selling, general & administrative expense	27.5%	28.9%	(140)
Operating margin	22.8%	19.4%	340
Earnings from continuing operations before income taxes	22.3%	18.7%	360
Net earnings from continuing operations	17.0%	14.5%	250
Net earnings attributable to Procter & Gamble	17.4%	11.7%	570
Net Sales
Net sales decreased 10% to $33.4 billion fiscal year to date. Unit volume decreased 4%. Unfavorable foreign exchange reduced net sales by 8%. Higher pricing, primarily to offset inflation and devaluation, increased net sales by 2%. The impact of favorable geographic mix increased net sales by 1% due to the disproportionate decline in developing markets, which have lower than company average selling prices. The mix impact of minor brand divestitures and the Venezuela deconsolidation reduced net sales by 1%. Volume decreased low single digits in Fabric Care and Home Care and Grooming. Volume decreased mid-single digits in Health Care and Baby, Feminine and Family Care and was down high single digits in Beauty. Volume was unchanged in developed regions and decreased high single digits in developing regions, in large part due to increased pricing, competitive activity and lower customer inventory. Organic sales were unchanged, as a 3% decline in organic volume was offset by improved pricing and mix.

	Net Sales Change Drivers 2015 vs. 2014 (Six Months Ended December 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(7)%	(4)%	(7)%	3%	1%	(1)%	(11)%
Grooming	(3)%	(2)%	(12)%	5%	(2)%	—%	(12)%
Health Care	(5)%	(4)%	(8)%	2%	3%	—%	(8)%
Fabric Care and Home Care	(2)%	(1)%	(9)%	1%	1%	—%	(9)%
Baby, Feminine and Family Care	(5)%	(4)%	(8)%	2%	—%	—%	(11)%
Total Company	(4)%	(3)%	(8)%	2%	1%	(1)%	(10)%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures, Venezuela deconsolidation and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 210 basis points to 50.3% of net sales for the fiscal year to date period. Gross margin increased primarily due to a 170 basis point positive impact from manufacturing cost savings, a 110 basis point benefit from lower commodity costs and a 100 basis point benefit of higher pricing. These impacts were partially offset by a 70 basis point negative impact from unfavorable foreign exchange, a 60 basis point decrease due to unfavorable product mix caused by the same items discussed above for the three months ended December 31, 2015, a 20 basis point decline due to incremental restructuring activity and a 20 basis point decrease from negative scale impacts due to lower volume.
Total SG&A decreased 14% to $9.2 billion due to foreign exchange impacts, productivity efforts in both overhead and marketing and a base period Venezuela balance sheet remeasurement charge. SG&A as a percentage of net sales decreased 140 basis points to 27.5%, due to lower net foreign exchange transactional charges and decreased spending behind productivity efforts, partially offset by the negative scale impacts from reduced sales. Marketing spending as a percentage of net sales increased 10 basis points as efficiency efforts did not keep pace with reduced sales. Overhead costs as a percentage of net sales decreased 10 basis points, as 80 basis points of productivity savings in overhead spending were partially offset by wage inflation, investments in research and development and the negative scale impacts from reduced sales. Lower foreign exchange transactional charges reduced SG&A as a percentage of net sales by 110 basis points. A Venezuelan balance sheet remeasurement charge in the base period drove 40 basis points of this decline. The balance of the reduction relates to lower transactional charges from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency.
Non-Operating Expenses and Income
Interest expense was $283 million for the six month period, a decrease of $47 million versus the prior year period due to lower average debt and a decrease in weighted average interest rates. Interest income was $102 million for the quarter, an increase of $37 million versus the prior year due to an increase in cash, cash equivalents and investment securities. Other non-operating income decreased $15 million to $17 million due to greater gains on the sale of minor brands in the base period.
Income Taxes
The effective tax rate on continuing operations increased 100 basis points to 23.8%, primarily due to a less favorable impact of discrete benefits related to uncertain income tax positions (70 basis points in the current year compared to 150 basis points in the prior year).
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $292 million or 5% for the six month period. This increase was caused by a 340 basis point increase in operating income margin, driven by the decrease in SG&A as a percentage of net sales and the gross margin expansion (both discussed above), which more than offset the reduction in net sales. Foreign exchange impacts reduced net earnings by about $590 million fiscal year to date due to weakening of certain key currencies against the U.S. dollar, primarily in Argentina, Brazil, Japan, Mexico and Russia. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 6% to $1.97 due to increased net earnings and a reduction in the weighted average number of shares outstanding.
Discontinued Operations
The net earnings from discontinued operations improved $1.2 billion to $181 million in the current period, versus a net loss of $1.0 billion in the prior year. This was driven primarily by a $1.3 billion reduction in after-tax impairment charges in the Batteries business ($350 million in the current six month period compared to $1.7 billion in the base period), which is currently classified as held for sale (see Notes 4 and 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $1.4 billion or 33% to $5.8 billion for the quarter. The increase was due to the lower impairment charge in the Batteries business in discontinued operations (discussed above) and the increase in net earnings from continuing operations. Diluted net earnings per share increased 34% to $2.03. Core net earnings per share increased 4% to $2.02. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges in both periods related to our productivity and cost savings plans, prior year charges related to European legal matters and prior year balance sheet remeasurement costs from the Venezuelan currency.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2015
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and six month periods ended December 31, 2015 are provided based on a comparison to the same three and six month periods ended December 31, 2014. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and six months ended December 31, 2015 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2015
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$2,963	(10)%	$774	(2)%	$585	(4)%
Grooming	1,806	(10)%	579	(19)%	441	(19)%
Health Care	1,978	(5)%	564	10%	394	7%
Fabric Care and Home Care	5,347	(7)%	1,177	9%	773	10%
Baby, Feminine and Family Care	4,710	(10)%	1,037	(7)%	683	(10)%
Corporate	111	N/A	(328)	N/A	29	N/A
Total Company	$16,915	(9)%	$3,803	10%	$2,905	9%

	Six Months Ended December 31, 2015
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$6,004	(11)%	$1,596	(3)%	$1,209	(3)%
Grooming	3,480	(12)%	1,078	(19)%	831	(18)%
Health Care	3,774	(8)%	1,012	4%	712	3%
Fabric Care and Home Care	10,598	(9)%	2,297	6%	1,520	7%
Baby, Feminine and Family Care	9,368	(11)%	2,148	(7)%	1,432	(10)%
Corporate	218	N/A	(674)	N/A	(22)	N/A
Total Company	$33,442	(10)%	$7,457	7%	$5,682	5%
Beauty
Three months ended December 31, 2015 compared with three months ended December 31, 2014
Beauty net sales decreased 10% to $3.0 billion during the second fiscal quarter on a 7% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases had a 4% positive impact on net sales. Organic sales increased 1% on organic volume that decreased 3%. Global market share of the Beauty segment decreased 1.1 points. Volume decreased mid-single digits in developed markets. Volume was down high single digits in developing markets, in part due to minor brand divestitures, and was down low single digits on an organic basis.

•
Volume in Hair Care was down mid-single digits. Developed markets declined high single digits due to competitive activity while developing markets declined mid-single digits driven by lower customer inventory following trade term changes (particularly in China), increased pricing and minor brand divestitures. Global market share of the hair care category decreased more than a point.

•
Volume in Skin and Personal Care decreased double digits, while organic volume decreased low single digits, with the difference attributable mainly to the Camay and Zest brand divestitures in the prior year. Volume increased low single digits in developed regions due to commercial innovation and marketing-driven growth in super-premium skin. Organic volume decreased high single digits in developing regions primarily due to competitive activity. Global market share of the skin and personal care category decreased more than a point.

Net earnings decreased 4% to $585 million primarily due to the reduction in net sales, partially offset by a 130 basis point increase in net earnings margin due to gross margin expansion. Gross margin increased due to increased pricing and productivity savings. SG&A as a percentage of net sales was unchanged as lower spending offset the reduction in sales.
Six months ended December 31, 2015 compared with six months ended December 31, 2014
Beauty net sales decreased 11% to $6.0 billion during the fiscal year to date on a 7% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases added 3% and favorable geographic mix had a 1% positive impact on net sales due to the disproportionate decline in developing region volume, which has lower than segment-average selling prices. Organic sales were unchanged on organic volume that decreased 4%. Global market share of the Beauty segment decreased 1.1 points. Volume decreased mid-single digits in developed markets. Volume was down high single digits in developing markets, in part due to minor brand divestitures, and was down low single digits on an organic basis.

•
Volume in Hair Care was down mid-single digits. Developed markets declined high single digits due to competitive activity while developing markets declined mid-single digits driven by lower customer inventory following trade term changes, increased pricing, and minor brand divestitures. Global market share of the hair care category decreased more than a point.

•
Volume in Skin and Personal Care decreased double digits, while organic volume decreased mid-single digits, with the difference attributable mainly to the Camay and Zest brand divestitures. Organic volume was unchanged in developed regions as commercial innovation was offset by ongoing competitive activity. Organic volume declined high single digits in developing regions primarily due to increased pricing and competitive activity. Global market share of the skin and personal care category decreased more than a point.

Net earnings decreased 3% to $1.2 billion primarily due to the reduction in net sales, partially offset by a 170 basis point increase in net earnings margin, primarily behind gross margin expansion. Gross margin increased due to increased pricing and productivity savings. SG&A as a percentage of net sales declined slightly, as lower marketing spending from the Company's focus on efficiencies more than offset the reduction in sales.
Grooming
Three months ended December 31, 2015 compared with three months ended December 31, 2014
Grooming net sales decreased 10% to $1.8 billion during the second fiscal quarter on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 12%. Price increases in Shave Care and Electronic Hair Removal contributed 6% to net sales. Unfavorable product mix decreased net sales by 2% driven by a higher relative mix of disposable razors, which have lower than segment average selling prices, compared to system razor cartridges. Organic sales increased 3% on organic volume that decreased 1%. Global market share of the Grooming segment decreased 1.4 points. Volume decreased low single digits in both developed and developing regions.

•
Shave Care volume decreased low single digits in both developed and developing regions due to competitive activity and increased pricing. Global market share of the blades and razors category decreased less than a point.

•
Volume in Electronic Hair Removal was unchanged as a mid-single-digit increase in developed regions from product innovation was offset by a high single-digit decline in developing regions due to competitive activity. Global market share of the electronic hair removal category decreased more than a point.

Net earnings decreased 19% to $441 million due to the reduction in net sales and a 270 basis-point decrease in net earnings margin. Gross margin declined as the benefits of increased pricing and productivity efforts were more than offset by negative product mix due to an increase in the proportion of disposable razors versus system razors. SG&A as a percent of net sales increased as lower spending in marketing and overheads did not keep pace with the reduction in net sales.
Six months ended December 31, 2015 compared with six months ended December 31, 2014
Grooming net sales decreased 12% to $3.5 billion during the fiscal year to date on a 3% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 12%. Price increases in Shave Care and Electronic Hair Removal contributed 5% to net sales. Unfavorable product mix decreased net sales by 2% driven by a higher relative mix of disposable razors, which have lower than segment average selling prices, compared to system razor cartridges. Organic sales increased 1% on organic volume that decreased 2%. Global market share of the Grooming segment decreased 1.4 points. Volume decreased low single digits in both developed and developing regions.

•
Shave Care volume decreased low single digits in both developed and developing regions due to competitive activity and increased pricing. Global market share of the blades and razors category decreased about a point.

•
Volume in Electronic Hair Removal was up low single digits as a high single-digit increase in developed regions from product innovation was partially offset by a mid-single-digit decrease in developing regions following increased pricing. Global market share of the electronic hair removal category decreased slightly.

Net earnings decreased 18% to $0.8 billion due to the reduction in net sales and a 170 basis-point decrease in net earnings margin. SG&A as a percentage of net sales increased as lower spending in marketing and overheads did not keep pace with the reduction in net sales. Gross margin declined as the benefits of increased pricing and productivity efforts were more than offset by negative product mix due to an increase in the proportion of disposable razors compared to system razors.
Health Care
Three months ended December 31, 2015 compared with three months ended December 31, 2014
Health Care net sales were down 5% to $2.0 billion during the second fiscal quarter on a 3% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 8%. Price increases in both Oral Care and Personal Health Care contributed 3% to net sales. Favorable geographic mix increased net sales 3%, driven by Oral Care volume growth in developed markets, which have higher than segment average selling prices, and a decline in developing regions, which have lower than segment average selling prices. Organic sales increased 3% on organic volume that decreased 3%. Global market share of the Health Care segment decreased 1.0 points. Volume increased low single digits in developed regions and was down double digits in developing regions.

•
Oral Care volume declined low single digits due to a double-digit decrease in developing regions caused by increased pricing, reduced customer inventory and competitive activity in China. Volume in developed regions was up mid-single digits due to innovation. Global market share of the oral care category was down a point.

•
Volume in Personal Health Care decreased mid-single digits mainly due to a mid-single-digit decrease in developed regions driven by lower customer inventory build for the cough/cold season. Volume in developing markets decreased low single digits due to increased pricing. Global market share of the personal health care category was down about a point.

Net earnings increased 7% to $394 million as the reduction in net sales was more than offset by a 220 basis point increase in net earnings margin. SG&A declined as a percentage of net sales primarily due to reduced marketing spending from the focus on spending efficiencies. Gross margin increased due to manufacturing cost savings and increased pricing.
Six months ended December 31, 2015 compared with six months ended December 31, 2014
Health Care net sales were down 8% to $3.8 billion during the fiscal year to date on a 5% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 8%. Price increases contributed 2% to net sales. Favorable geographic mix increased net sales 3%, primarily driven by a decline in Oral Care volume in developing regions, which have lower than segment average selling prices. Organic sales increased 1% on organic volume that decreased 4%. Global market share of the Health Care segment decreased 0.8 points. Volume was down low single digits in developed regions and was down double digits in developing regions.

•
Oral Care volume declined mid-single digits due to a double-digit decrease in developing regions caused by increased pricing, competitive activity and reduced customer inventory. Volume in developed regions increased low single digits from innovation. Global market share of the oral care category was down less than a point.

•
Volume in Personal Health Care decreased high single digits due to a high single-digit decrease in developed regions driven by competitive activity and lower levels of innovation. Volume in developing markets decreased mid-single digits due to increased pricing. Global market share of the personal health care category decreased more than half a point.

Net earnings increased 3% to $0.7 billion as the reduction in net sales was more than offset by a 200 basis point increase in net earnings margin. SG&A declined as a percentage of net sales due to reduced marketing and overhead spending from the focus on productivity. Gross margin increased primarily due to manufacturing cost savings and increased pricing.
Fabric Care and Home Care
Three months ended December 31, 2015 compared with three months ended December 31, 2014
Fabric Care and Home Care net sales for the second fiscal quarter were down 7% to $5.3 billion on a 1% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 8%. Price increases added 1% to net sales. Favorable geographic mix increased net sales 1%, primarily driven by a decline in volume in developing regions, which have lower than segment average selling prices. Organic sales increased 2% on organic volume that was unchanged. Global market share of the Fabric Care and Home Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions and was down double digits in developing regions.

•
Fabric Care volume declined low single digits as a double-digit decrease in developing regions driven by lower customer inventory and reduced distribution of less profitable brands were partially offset by a mid-single-digit increase in developed markets due to innovation. Global market share of the fabric care category was down less than half a point.

•
Home Care volume increased low single digits with a mid-single-digit increase in developed markets due to product innovation which was partially offset by a mid-single-digit decrease in developing regions following increased pricing. Global market share of the home care category was down slightly.

Net earnings increased 10% to $773 million behind a 220 basis-point increase in net earnings margin, which more than offset the reduction in net sales. Net earnings margin increased due to gross margin expansion, partially offset by increased SG&A as a percent of net sales. Increased gross margin was driven by manufacturing cost savings and lower commodity costs. SG&A as a percentage of net sales increased as reductions in overhead and marketing spending from efficiency efforts did not keep pace with the reduction in net sales.
Six months ended December 31, 2015 compared with six months ended December 31, 2014
Fabric Care and Home Care net sales for the fiscal year to date were down 9% to $10.6 billion on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 9%. Price increases added 1% to net sales. Favorable geographic mix increased net sales 1%, primarily driven by a decline in volume in developing regions, which have lower than segment average selling prices. Organic sales increased 1% on organic volume that decreased 1%. Global market share of the Fabric Care and Home Care segment decreased 0.3 points. Volume increased low single digits in developed regions and was down double digits in developing regions.

•
Fabric Care volume declined low single digits due to a double-digit decrease in developing regions driven by increased pricing, reduced distribution of less profitable brands and divestitures. Organic volume in developing regions decreased high single digits. Volume in developed markets increased mid-single digits due to innovation. Global market share of the fabric care category was down less than half a point.

•
Home Care volume was down low single digits due to a mid-single-digit decrease in developing regions following increased pricing. Volume in developed markets was unchanged as benefits from product innovation were offset by competitive activity. Global market share of the home care category was down less than half a point.

Net earnings increased 7% to $1.5 billion behind a 220 basis-point increase in net earnings margin, which more than offset the reduction in net sales. Net earnings margin increased due to gross margin expansion, partially offset by increased SG&A as a percentage of net sales. Increased gross margin was driven by manufacturing cost savings and lower commodity costs. SG&A as a percentage of net sales increased as reductions in overhead and marketing spending from efficiency efforts did not keep pace with the reduction in net sales.
Baby, Feminine and Family Care
Three months ended December 31, 2015 compared with three months ended December 31, 2014
Baby, Feminine and Family Care net sales decreased 10% to $4.7 billion during the second fiscal quarter on a 4% decline in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases in previous quarters, primarily in Baby Care, increased net sales by 3%. Unfavorable product mix decreased net sales in the segment by 1%, driven by the disproportionate decline in Baby Care volume, which has higher than segment-average selling prices. Organic sales were unchanged on organic volume that decreased 3%. Global market share of the Baby, Feminine and Family Care segment decreased 1.4 points. Volume increased low single digits in developed regions and decreased double digits in developing regions.

•
Volume in Baby Care was down mid-single digits caused by a double-digit decrease in developing regions following price increases in previous quarters and due to reduced customer inventory. Volume was up low single digits in developed regions due to product innovation. Global market share of the baby care category decreased more than two points, primarily attributable to developing markets.

•
Volume in Feminine Care declined mid-single digits while organic volume decreased low single digits with the difference attributable to the Venezuela deconsolidation. Organic volume in developing regions decreased mid-single digits due to lower customer inventory and following price increases in previous quarters. In developed regions, volume increased low single digits versus a base period where volume was low following high prior quarter shipments to support our entry into the adult incontinence category. Global market share of the feminine care category decreased less than a point.

•
Volume in Family Care decreased low single digits due to a double-digit decline in developing regions driven by strategic distribution decreases. Volume in developed regions increased low single digits due to increased merchandising. In the U.S., all-outlet share of the family care category remained flat.

Net earnings decreased 10% to $683 million due to the reduction in net sales. Net earnings margin decreased 10 basis points. Gross margin increased due to higher pricing, manufacturing cost savings and lower commodity costs, partially offset by unfavorable product mix from the decline in Baby Care. Higher gross margin was offset by an increase in SG&A as a percentage of net sales, as reductions in overhead and marketing spending from efficiency efforts did not keep pace with the reduction in net sales.
Six months ended December 31, 2015 compared with six months ended December 31, 2014
Baby, Feminine and Family Care net sales decreased 11% to $9.4 billion during the fiscal year to date on a 5% decline in unit volume. Unfavorable foreign exchange reduced net sales by 8%. Price increases in previous quarters, primarily in Baby Care, increased net sales by 2%. Organic sales declined 2% on organic volume that decreased 4%. Global market share of the Baby, Feminine and Family Care segment decreased 1.3 points. Volume was unchanged in developed regions and decreased double digits in developing regions.

•
Volume in Baby Care was down mid-single digits due to a double-digit decrease in developing regions caused by competitive activity, reduced customer inventory and price increases in previous quarters. Volume was up low single digits in developed regions due to product innovation. Global market share of the baby care category decreased more than two points, primarily attributable to developing markets.

•
Volume in Feminine Care declined mid-single digits with a double-digit decrease in developing regions due to customer inventory reductions, previous year price increases and the Venezuela deconsolidation. Volume in developed regions declined low single digits due to competitive activity, mainly in Japan. Global market share of the feminine care category decreased half a point.

•
Volume in Family Care decreased mid-single digits with a low single-digit decrease in developed regions and a double-digit decline in developing regions, both due to decreased distribution. In the U.S., all-outlet share of the family care category remained flat.

Net earnings decreased 10% to $1.4 billion due to the reduction in net sales, partially offset by a 20 basis point increase in the net earnings margin. A higher gross margin driven by increased pricing, manufacturing cost savings and lower commodity costs was partially offset by an increase in SG&A as a percentage of net sales, as reductions in overhead and marketing spending from efficiency efforts did not keep pace with the reduction in net sales.

Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the gains and losses related to certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; certain significant asset impairment charges; and certain balance sheet impacts from significant foreign exchange devaluations. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item includes income taxes to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate.
Corporate net sales decreased $2 million during the second fiscal quarter and $17 million fiscal year to date. Corporate net earnings from continuing operations improved approximately $340 million in the second fiscal quarter and $544 million fiscal year to date due mainly to currency impacts (the Venezuelan balance sheet remeasurement charge in the fiscal year to date base period, along with decreased foreign exchange transactional charges in the current period). Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.
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
As part of this plan, which has been expanded since its inception, the Company expects to incur in excess of $5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 85% of the estimated costs have been incurred through December 2015. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment. Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3 billion in annual gross savings (before-tax). The cumulative before-tax savings as of the current year are estimated at approximately $2.2 to $2.5 billion. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $8.0 billion of cash from operating activities fiscal year to date, an increase of $1.0 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, gain on sale of businesses and goodwill and indefinite-lived intangible impairment charges), generated $8.0 billion of operating cash flow. Working capital and other impacts generated $56 million of cash in the period. Accounts receivable used $488 million of cash due to seasonality in certain businesses and sales mix. Inventory consumed $386 million of cash, mainly due to production to support product initiatives. Accounts payable, accrued and other liabilities generated $322 million of cash primarily due to an increase in accrued marketing based on timing of marketing spend and an increase in taxes payable due to the timing of estimated payments, slightly offset by a decrease in trade payables due to reduced overhead spending. All other operating assets and liabilities generated $608 million of cash primarily due the reduction of prepaid marketing balances.
Investing Activities
Cash used by investing activities was $1.4 billion fiscal year to date, primarily due to capital expenditures of $1.2 billion, or 3.7% of net sales. We used $762 million for purchases of short-term investments, partially offset by cash generated from proceeds of short-term investments of $683 million.
Financing Activities
Our financing activities consumed net cash of $3.7 billion fiscal year to date. We used $2.5 billion for treasury stock purchases, $3.7 billion for dividends. Cash generated from net debt issuances was $1.5 billion. Cash from the exercise of stock options generated $1.0 billion of cash.
As of December 31, 2015, our current assets exceeded current liabilities by $4.3 billion. Excluding assets and liabilities of the Batteries and Beauty businesses held for sale, current liabilities exceeded current assets by $2.5 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP measures used in the MD&A and the reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective of underlying business results and trends and provide a more comparable measure of year-on-year results. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to more fully understand our business results. When a non-GAAP measure is used in MD&A, we have provided the comparable GAAP measure in the discussion. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.

The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:

•	charges for incremental restructuring due to increased focus on productivity and cost savings,

•	charges for European legal matters, and

•	charges for balance sheet impacts from the devaluation of the foreign currency exchange rate in Venezuela prior to deconsolidation.
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

Core EPS or Core net earnings per share: Core EPS is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated.

Free cash flow: Free cash flow is defined as operating cash flow less capital spending. We view free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends and discretionary investment.

Adjusted free cash flow productivity: Adjusted free cash flow productivity is defined as the ratio of free cash flow to net earnings excluding impairment charges on the batteries business. The Company's long-term target is to generate annual adjusted free cash flow at or above 90 percent of net earnings.

Organic sales growth:

Three Months Ended December 31, 2015	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(10)%	7%	4%	1%
Grooming	(10)%	12%	1%	3%
Health Care	(5)%	8%	—%	3%
Fabric Care and Home Care	(7)%	8%	1%	2%
Baby, Feminine and Family Care	(10)%	7%	3%	—%
Total Company	(9)%	8%	3%	2%

Six Months Ended December 31, 2015	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(11)%	7%	4%	—%
Grooming	(12)%	12%	1%	1%
Health Care	(8)%	8%	1%	1%
Fabric Care and Home Care	(9)%	9%	1%	1%
Baby, Feminine and Family Care	(11)%	8%	1%	(2)%
Total Company	(10)%	8%	2%	—%
* Acquisition/Divestiture Impact also includes the Venezuela deconsolidation, the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Core EPS or Core net earnings per share:

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Diluted net earnings per share from continuing operations	$1.01	$0.92	$1.97	$1.85
Incremental restructuring charges	0.03	0.02	0.05	0.04
Charges for European legal matters	—	0.01	—	0.01
Venezuela Balance Sheet Remeasurement	—	—	—	0.04
CORE EPS	$1.04	$0.95	$2.02	$1.94
Core EPS growth	9%		4%
Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.
Free cash flow: (dollar amounts in millions)

Fiscal Year-to-Date, December 31, 2015
Operating Cash Flow	Capital Spending	Free Cash Flow
$8,018	$(1,223)	$6,795

Adjusted free cash flow productivity: (dollar amounts in millions)

Fiscal Year-to-Date, December 31, 2015
Net Earnings	Impairment Charges	Net Earnings Excluding Impairment Charges on Batteries	Adjusted Free Cash Flow Productivity
$5,863	$350	$6,213	109%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2015. Additional information can be found in Note 6 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s President and Chief Executive Officer, David S. Taylor, and the Company’s Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Taylor and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Taylor and Moeller, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.

Item 1A.	Risk Factors
For information on Risk Factors, please refer to Part I, Item 1A "Risk Factors" in the Company’s Form 10-K for the fiscal year ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
10/01/2015 - 10/31/2015	4,703,353	$74.41	4,703,353	(3)
11/01/2015 - 11/30/2015	7,590,897	$75.75	7,590,897	(3)
12/01/2015 - 12/31/2015	13,742,206	$78.23	13,742,206	(3)
Total	26,036,456	$76.82	26,036,456

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

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2
Regulations (as approved by the Board of Directors on June 9, 2015, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2015)

4-1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015)

10-1	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related Correspondence*

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

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

THE PROCTER & GAMBLE COMPANY

January 26, 2016	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-Q for the quarter ended September 30, 2011)

3-2
Regulations (as approved by the Board of Directors on June 9, 2015, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-Q for the quarter ended September 30, 2015)

4-1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015)

10-1	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related Correspondence

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.