Form 10-Q
period 2016-03-31
PROCTER & GAMBLE Co
filed 2016-04-26
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Yes ☐     No ☑
There were 2,661,851,865 shares of Common Stock outstanding as of March 31, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2016	2015	2016	2015
NET SALES	$15,755	$16,930	$49,197	$54,196
Cost of products sold	7,915	8,927	24,527	28,219
Selling, general and administrative expense	4,522	4,978	13,731	15,740
OPERATING INCOME	3,318	3,025	10,939	10,237
Interest expense	146	148	429	478
Interest income	33	38	135	103
Other non-operating income, net	21	53	38	85
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,226	2,968	10,683	9,947
Income taxes on continuing operations	889	567	2,664	2,156
NET EARNINGS FROM CONTINUING OPERATIONS	2,337	2,401	8,019	7,791
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	446	(213)	627	(1,185)
NET EARNINGS	2,783	2,188	8,646	6,606
Less: Net earnings attributable to noncontrolling interests	33	35	89	91
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,750	$2,153	$8,557	$6,515

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.83	$0.85	$2.86	$2.77
Earnings/(loss) from discontinued operations	0.17	(0.08)	0.23	(0.44)
BASIC NET EARNINGS PER COMMON SHARE	1.00	0.77	3.09	2.33
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.81	$0.82	$2.78	$2.67
Earnings/(loss) from discontinued operations	0.16	(0.07)	0.22	(0.41)
DILUTED NET EARNINGS PER COMMON SHARE	0.97	0.75	3.00	2.26
DIVIDENDS PER COMMON SHARE	$0.663	$0.644	$1.989	$1.931
Diluted Weighted Average Common Shares Outstanding	2,835.0	2,882.5	2,855.6	2,885.3

(1)	Basic net earnings per share and diluted net earnings per share are calculated on net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2016	2015	2016	2015
NET EARNINGS	$2,783	$2,188	$8,646	$6,606
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	1,041	(3,696)	(937)	(8,623)
Unrealized gains/(losses) on hedges	(382)	780	(172)	1,553
Unrealized gains/(losses) on investment securities	36	28	16	26
Unrealized gains/(losses) on defined benefit retirement plans	(3)	354	231	855
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	692	(2,534)	(862)	(6,189)
TOTAL COMPREHENSIVE INCOME/(LOSS)	3,475	(346)	7,784	417
Less: Total comprehensive income attributable to noncontrolling interests	33	35	89	91
TOTAL COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$3,442	$(381)	$7,695	$326

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2016	June 30, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents			$7,895	$6,836
Available-for-sale investment securities			5,924	4,767
Accounts receivable			4,591	4,568
INVENTORIES
Materials and supplies			1,285	1,266
Work in process			558	525
Finished goods			3,114	3,188
Total inventories			4,957	4,979
Deferred income taxes			1,189	1,356
Prepaid expenses and other current assets			2,733	2,708
Assets held for sale			7,028	4,432
TOTAL CURRENT ASSETS			34,317	29,646
PROPERTY, PLANT AND EQUIPMENT, NET			19,186	19,655
GOODWILL			44,679	44,622
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,629	25,010
NONCURRENT ASSETS HELD FOR SALE			—	5,204
OTHER NONCURRENT ASSETS			4,697	5,358
TOTAL ASSETS			$127,508	$129,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable			$7,795	$8,138
Accrued and other liabilities			7,652	8,091
Liabilities held for sale			2,229	1,543
Debt due within one year			13,681	12,018
TOTAL CURRENT LIABILITIES			31,357	29,790
LONG-TERM DEBT			19,134	18,327
DEFERRED INCOME TAXES			9,161	9,179
NONCURRENT LIABILITIES HELD FOR SALE			—	717
OTHER NONCURRENT LIABILITIES			8,003	8,432
TOTAL LIABILITIES			67,655	66,445
SHAREHOLDERS’ EQUITY
Preferred stock			1,043	1,077
Common stock – shares issued –	March 2016	4,009.2
	June 2015	4,009.2	4,009	4,009
Additional paid-in capital			63,617	63,852
Reserve for ESOP debt retirement			(1,289)	(1,320)
Accumulated other comprehensive income/(loss)			(13,642)	(12,780)
Treasury stock			(82,400)	(77,226)
Retained earnings			87,849	84,807
Noncontrolling interest			666	631
TOTAL SHAREHOLDERS’ EQUITY			59,853	63,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$127,508	$129,495

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2016	2015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$6,836	$8,558
OPERATING ACTIVITIES
Net earnings	8,646	6,606
Depreciation and amortization	2,239	2,326
Share-based compensation expense	216	231
Deferred income taxes	(428)	(135)
Loss/(gain) on sale of businesses	241	(319)
Goodwill and intangible asset impairment charges	450	2,021
Changes in:
Accounts receivable	(129)	308
Inventories	(94)	(190)
Accounts payable, accrued and other liabilities	(199)	146
Other operating assets and liabilities	167	(823)
Other	187	449
TOTAL OPERATING ACTIVITIES	11,296	10,620
INVESTING ACTIVITIES
Capital expenditures	(2,023)	(2,462)
Proceeds from asset sales	114	3,715
Acquisitions, net of cash acquired	(186)	(119)
Purchases of short-term investments	(2,372)	(2,897)
Proceeds from sales of short-term investments	1,222	256
Cash transferred in Batteries divestiture	(143)	—
Restricted cash related to Beauty Brands divestiture	(995)	—
Change in other investments	—	(203)
TOTAL INVESTING ACTIVITIES	(4,383)	(1,710)
FINANCING ACTIVITIES
Dividends to shareholders	(5,589)	(5,416)
Change in short-term debt	1,535	(141)
Additions to long-term debt	3,916	1,188
Reductions of long-term debt	(2,210)	(2,684)
Treasury stock purchases	(3,504)	(4,254)
Shares exchanged in Batteries divestiture	(1,730)	—
Impact of stock options and other	2,024	2,664
TOTAL FINANCING ACTIVITIES	(5,558)	(8,643)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(296)	(451)
CHANGE IN CASH AND CASH EQUIVALENTS	1,059	(184)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,895	$8,374

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
On July 1, 2015, the Company adopted ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The guidance included new reporting and disclosure requirements for discontinued operations. For additional details on discontinued operations, see Note 11.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than July 1, 2019. We are currently assessing the impact that the new standard will have on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard amends several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We will adopt the standard no later than July 1, 2017. We are currently assessing the impact that the new standard will have on our Consolidated Financial Statements.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on the Consolidated Financial Statements.

Amounts in millions of dollars unless otherwise specified.

3. Segment Information
As discussed in Note 11, the Beauty Brands, Batteries and Pet Care businesses are presented as discontinued operations and are excluded from segment results for all periods presented.
Following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2016	$2,719	$604	$458	$8,723	$2,200	$1,667
	2015	2,961	642	481	9,701	2,284	1,727
Grooming	2016	1,623	469	356	5,103	1,547	1,187
	2015	1,801	603	456	5,749	1,937	1,466
Health Care	2016	1,773	414	278	5,547	1,426	990
	2015	1,909	462	303	6,008	1,435	994
Fabric Care and Home Care	2016	5,028	1,014	652	15,626	3,311	2,172
	2015	5,248	937	594	16,953	3,099	2,018
Baby, Feminine and Family Care	2016	4,506	976	631	13,874	3,124	2,063
	2015	4,890	1,011	691	15,429	3,330	2,276
Corporate	2016	106	(251)	(38)	324	(925)	(60)
	2015	121	(687)	(124)	356	(2,138)	(690)
Total Company	2016	$15,755	$3,226	$2,337	$49,197	$10,683	$8,019
	2015	16,930	2,968	2,401	54,196	9,947	7,791

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric Care and Home Care	Baby, Feminine and Family Care	Total Company
Goodwill at June 30, 2015	$12,704	$19,619	$5,876	$1,874	$4,549	$44,622
Acquisitions and divestitures	(2)	—	(2)	—	—	(4)
Translation and other	48	(1)	6	(7)	15	61
Goodwill at March 31, 2016	$12,750	$19,618	$5,880	$1,867	$4,564	$44,679
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, initially comprised of 43 of its beauty brands ("Beauty Brands"), which will be merged with Coty, Inc. The transaction includes the global salon professional hair care and color, retail hair color and cosmetics businesses and a majority of the fine fragrances business, along with select hair styling brands (see Note 11). The Beauty Brands have historically been part of the Company's Beauty reportable segment (previously named Beauty, Hair and Personal Care). In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations. As a result, the goodwill attributable to the Beauty Brands as of June 30, 2015 and March 31, 2016 is excluded from the preceding table and is reported as Assets held for sale in the Consolidated Balance Sheets.
In February 2016, the Company completed the divestiture of its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company exchanged Duracell, which the Company had infused with approximately $1.9 billion of additional cash, to repurchase all 52.5 million shares of P&G stock owned by BH (see Note 11). Prior to the transaction, the Company recorded a non-cash, before-tax impairment charge of $402 ($350 after-tax) during the nine months ended March 31, 2016, which reflected the value of BH's shares in P&G stock as of the date of the impairment charges.
Goodwill increased from June 30, 2015 primarily due to currency translation.

Amounts in millions of dollars unless otherwise specified.

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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our continuing goodwill reporting units, in particular Shave Care and Electronic Hair Removal, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. While both of these wholly-acquired reporting units have fair value cushions that currently exceed the underlying carrying values, the Shave Care cushion, as well as the related indefinite-lived intangible assets, have been reduced to below 20% due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar that began in recent years and continued subsequent to June 30, 2015. As a result, this unit is more susceptible to impairment risk from adverse changes in business operating plans and macroeconomic environment conditions, including any further significant devaluation of major currencies relative to the U.S. dollar. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles.
Identifiable intangible assets at March 31, 2016 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,525	$(4,606)
Intangible assets with indefinite lives	21,710	—
Total identifiable intangible assets	$29,235	$(4,606)
Due to the pending divestiture of the Beauty Brands, intangible assets specific to these businesses are reported as Assets held for sale (see Note 11).
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended March 31, 2016 and 2015 was $98 and $113, respectively. The amortization expense of intangible assets for the nine months ended March 31, 2016 and 2015 was $301 and $348, respectively.

5. Share-Based Compensation and Postretirement Benefits
The Company offers various postretirement benefits to its employees. The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Share-based compensation expense	$79	$72	$220	$222
Net periodic benefit cost for pension benefits (1)	85	105	256	333
Net periodic benefit cost/(benefit) for other retiree benefits (1)	(26)	4	(75)	14

(1)
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

Amounts in millions of dollars unless otherwise specified.

6. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the nine months ended March 31, 2016.
The following table sets forth the Company’s financial assets as of March 31, 2016 and June 30, 2015 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	March 31, 2016	June 30, 2015
Investments
U.S. government securities	$4,622	$3,495
Corporate bond securities	1,302	1,272
Other investments	28	30
Total	$5,952	$4,797
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $201 as of March 31, 2016 and $700 as of June 30, 2015. The amortized cost of U.S. government securities with maturities between one and five years was $4,401 as of March 31, 2016 and $2,789 as of June 30, 2015. The amortized cost of Corporate bond securities with maturities of less than a year was $321 as of March 31, 2016 and $221 as of June 30, 2015. The amortized cost of Corporate bond securities with maturities between one and five years was $977 as of March 31, 2016 and $1,052 as of June 30, 2015. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $24,266 and $23,127 as of March 31, 2016 and June 30, 2015, respectively. This includes the current portion ($2,641 and $2,776 as of March 31, 2016 and June 30, 2015, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $2,328 and $2,180 as of March 31, 2016 and June 30, 2015, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2016 and June 30, 2015:

	Notional Amount		Fair Value Asset/(Liability)
	March 31, 2016	June 30, 2015	March 31, 2016	June 30, 2015
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$797	$951	$95	$312
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$5,031	$7,208	$330	$159
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$2,024	$537	$(83)	$95
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$8,434	$6,610	$106	$(55)
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

Amounts in millions of dollars unless otherwise specified.

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
	March 31, 2016	June 30, 2015
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(3)	$(1)
Foreign currency contracts	(1)	5
Total	$(4)	$4
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$(52)	$60
During the next 12 months, the amount of the March 31, 2016 Accumulated other comprehensive income (AOCI) balance that will be reclassified to earnings is expected to be immaterial.
The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$—	$2	$3	$5
Foreign currency contracts	(43)	8	(44)	136
Total	$(43)	$10	$(41)	$141

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$132	$25	$171	$108
Debt	(132)	(25)	(171)	(108)
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$—	$—	$(1)
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$191	$(343)	$(29)	$(1,072)

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

7. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2015	$(2,642)	$6	$(4,321)	$(5,823)	$(12,780)
OCI before reclassifications (1)	(214)	17	57	(937)	(1,077)
Amounts reclassified from AOCI (2) (3)	42	(1)	174	—	215
Net current period OCI	(172)	16	231	(937)	(862)
Balance at March 31, 2016	$(2,814)	$22	$(4,090)	$(6,760)	$(13,642)

(1)	Net of tax expense/(benefit) of $(98), $0 and $6 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $(1), $0 and $65 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$2,337	$446	$2,783	$2,401	$(213)	$2,188
Net earnings attributable to noncontrolling interests	(32)	(1)	(33)	(34)	(1)	(35)
Net earnings/(loss) attributable to P&G (Diluted)	2,305	445	2,750	2,367	(214)	2,153
Preferred dividends, net of tax benefit	(63)	—	(63)	(59)	—	(59)
Net earnings/(loss) attributable to P&G available to Common Shareholders (Basic)	$2,242	$445	$2,687	$2,308	$(214)	$2,094

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,688.7	2,688.7	2,688.7	2,711.7	2,711.7	2,711.7
Effect of dilutive securities
Conversion of preferred shares (1)	103.4	103.4	103.4	108.1	108.1	108.1
Exercise of stock options and other unvested equity awards (2)	42.9	42.9	42.9	62.7	62.7	62.7
Diluted weighted average common shares outstanding	2,835.0	2,835.0	2,835.0	2,882.5	2,882.5	2,882.5

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$0.83	$0.17	$1.00	$0.85	$(0.08)	$0.77
Diluted net earnings/(loss) per common share	$0.81	$0.16	$0.97	$0.82	$(0.07)	$0.75

	Nine Months Ended March 31, 2016			Nine Months Ended March 31, 2015
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$8,019	$627	$8,646	$7,791	$(1,185)	$6,606
Net earnings attributable to noncontrolling interests	(88)	(1)	(89)	(83)	(8)	(91)
Net earnings/(loss) attributable to P&G (Diluted)	7,931	626	8,557	7,708	(1,193)	6,515
Preferred dividends, net of tax benefit	(192)	—	(192)	(189)	—	(189)
Net earnings/(loss) attributable to P&G available to Common Shareholders (Basic)	$7,739	$626	$8,365	$7,519	$(1,193)	$6,326

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,709.2	2,709.2	2,709.2	2,709.4	2,709.4	2,709.4
Effect of dilutive securities
Conversion of preferred shares (1)	104.6	104.6	104.6	109.1	109.1	109.1
Exercise of stock options and other unvested equity awards (2)	41.8	41.8	41.8	66.8	66.8	66.8
Diluted weighted average common shares outstanding	2,855.6	2,855.6	2,855.6	2,885.3	2,885.3	2,885.3

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$2.86	$0.23	$3.09	$2.77	$(0.44)	$2.33
Diluted net earnings/(loss) per common share	$2.78	$0.22	$3.00	$2.67	$(0.41)	$2.26

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in diluted net earnings per common share, the actual conversion of preferred shares to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Outstanding stock options of approximately 33 million and 10 million for the three months ended March 31, 2016 and 2015, respectively, and approximately 51 million and 4 million for the nine months ended March 31, 2016 and 2015, respectively, were not included in the diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

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
Through fiscal 2015, the Company reduced non-manufacturing enrollment by approximately 12,600, or approximately 21%. Through March 31, 2016, the Company reduced non-manufacturing enrollment by approximately 14,100, or approximately 24%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Through fiscal 2015, the Company incurred charges of approximately $3.9 billion. Approximately $2.0 billion of these charges were related to separations, $954 were asset-related costs and $944 were related to other restructuring-type costs.
For the three and nine month periods ended March 31, 2016, the Company incurred total restructuring charges of $229 and $591, respectively. For the three and nine month periods ended March 31, 2016 $32 and $121 of these charges were recorded in SG&A, respectively. For the three and nine month periods ended March 31, 2016 $192 and $445 of these charges were recorded in Cost of products sold, respectively. The remainder of the charges was included in discontinued operations. The following table presents restructuring activity for the nine months ended March 31, 2016:

				Nine Months Ended March 31, 2016
	Accrual Balance June 30, 2015	Charges Previously Reported (Six Months Ended December 31, 2015)	Charges for the Three Months Ended March 31, 2016	Cash Spent	Charges Against Assets	Accrual Balance March 31, 2016
Separations	$362	$125	$46	$(283)	$—	$250
Asset-related costs	—	119	119	—	(238)	—
Other costs	27	118	64	(167)	—	42
Total	$389	$362	$229	$(450)	$(238)	$292
Separation Costs
Employee separation charges for the three and nine month periods ended March 31, 2016 relate to severance packages for approximately 570 and 2,040 employees, respectively. Separations related to non-manufacturing employees were approximately 260 and 750 employees for the three and nine month periods ended March 31, 2016. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 16,340 employees, of which approximately 9,370 are non-manufacturing overhead personnel.
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

	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016
Beauty	$19	$47
Grooming	10	26
Health Care	6	16
Fabric Care and Home Care	60	166
Baby, Feminine and Family Care	66	122
Corporate (1)	68	214
Total Company	$229	$591

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

11. Discontinued Operations
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories which will be merged with Coty, Inc. (“Coty”). The divestiture was initially comprised of 43 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands. Subsequent to signing, two of the fine fragrance brands, Dolce & Gabbana and Christina Aguilera, were excluded from the divestiture. In connection with the decision to exclude these brands, the Company recorded a non-cash, before-tax impairment charge in discontinued operations of approximately $48 ($42 after-tax) in the three month period ended March 31, 2016 in order to record the Dolce & Gabbana license intangible asset at its estimated net realizable value. While the ultimate form of the transaction has not yet been decided, the Company’s current preference is for a Reverse Morris Trust split-off transaction in which P&G shareholders could elect to participate in an exchange offer to exchange their P&G shares for shares of a new corporation that would hold the Beauty Brands and then immediately exchange those shares for Coty shares. The Company expects to close the transaction in the second half of calendar year 2016, pending regulatory approvals.
Coty’s offer for the Beauty Brands, which was accepted by the Company, was $12.5 billion. The final value of the transaction will be determined at closing. Based on Coty’s stock price and outstanding shares and equity grants as of March 31, 2016, the value of the transaction was approximately $13.5 billion. The value is comprised of approximately 412 million shares, or 54% of the diluted equity of the newly combined company, valued at approximately $11.5 billion and the assumption of debt of $2.0 billion by the entity holding the Beauty Brands immediately prior to close of the transaction. The assumed debt is expected to vary between $3.9 billion and $1.9 billion, depending on a $22.06 to $27.06 per share collar of Coty’s stock based on the trading price prior to the close of the transaction, but will be subject to other contractual valuation adjustments including an adjustment for the exclusion of Dolce & Gabbana and Christina Aguilera fine fragrance brands.
The Beauty Brands were historically part of the Company's Beauty reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands' balance sheet positions as of March 31, 2016 and June 30, 2015 are presented as assets and liabilities held for sale in the Consolidated Balance Sheets.
In February 2016, the Company completed the divestiture of its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company exchanged Duracell, which the Company had infused with approximately $1.9 billion of additional cash, to repurchase all 52.5 million shares of P&G stock owned by BH. During the nine months ended March 31, 2016, the Company recorded non-cash, before-tax goodwill and indefinite-lived asset impairment charges of $402 ($350 after-tax), to reduce the value to the total estimated proceeds based on the value of BH’s shares in P&G stock at the time of the impairment charges (see Note 4). The Company recorded an after-tax gain on the final transaction of $422 to reflect the final value of the BH’s shares in P&G stock. The total value of the transaction was $4.2 billion representing the value of the Duracell business and the cash capitalization. This amount was reflected as an increase in treasury stock.
The Batteries business has historically been part of the Company's Fabric Care and Home Care reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet position as of June 30, 2015 is presented as assets and liabilities held for sale in the Consolidated Balance Sheets.
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

Amounts in millions of dollars unless otherwise specified.

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

The following table summarizes Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Beauty Brands	$(2)	$74	$386	$499
Batteries	448	(276)	241	(1,699)
Pet Care	—	(11)	—	15
Net earnings/(loss) from discontinued operations	$446	$(213)	$627	$(1,185)
The Beauty Brands incurred transition costs of $55 for the nine months ended March 31, 2016. On January 26, 2016, Beauty Brands drew on its Term B loan of $1.0 billion. The proceeds will be held in restricted cash in escrow until the anticipated legal integration activities prior to close. Beauty Brands has received additional debt funding commitments with a consortium of lenders of $3.5 billion.
The following table summarizes total assets and liabilities held for sale and reconciles to the Consolidated Balance Sheets:

	March 31, 2016	June 30, 2015
	Beauty Brands	Beauty Brands	Batteries	Total
Current assets held for sale	$7,028	$922	$3,510	$4,432
Noncurrent assets held for sale	—	5,204	—	5,204
Total assets held for sale	$7,028	$6,126	$3,510	$9,636

Current liabilities held for sale	$2,229	$356	$1,187	$1,543
Noncurrent liabilities held for sale	—	717	—	717
Total liabilities held for sale	$2,229	$1,073	$1,187	$2,260
The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Net sales	$1,092	$1,212	$3,715	$4,293
Cost of products sold	365	400	1,193	1,400
Selling, general and administrative expense	672	702	1,983	2,270
Intangible asset impairment charges	48	—	48	—
Other non-operating income/(loss), net	(6)	(1)	(8)	7
Earnings from discontinued operations before income taxes	$1	$109	$483	$630
Income taxes on discontinued operations	3	35	97	131
Net earnings/(loss) from discontinued operations	$(2)	$74	$386	$499

Amounts in millions of dollars unless otherwise specified.

The following is selected financial information included in cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
	Nine Months Ended March 31
	2016	2015
NON-CASH OPERATING ITEMS
Depreciation and amortization	$78	$95
Goodwill and intangible asset impairment charges	48	—
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(65)	$(73)
The major components of assets and liabilities of the Beauty Brands held for sale are provided below. The assets and liabilities held for sale will evolve up to the closing date for normal operational changes as well as contractual adjustments including the assumption of debt, pension plan funding and other provisions.

	Beauty Brands
	March 31, 2016 (1)	June 30, 2015
Cash	$44	$9
Restricted cash	995	—
Accounts receivable	307	293
Inventories	480	476
Prepaid expenses and other current assets	46	144
Property, plant and equipment, net	613	613	(2)
Goodwill and intangible assets, net	4,457	4,513	(2)
Other noncurrent assets	86	78	(2)
Total current assets held for sale	$7,028	$922
Total noncurrent assets held for sale	—	5,204
Total assets held for sale	$7,028	$6,126

Accounts payable	$143	$118
Accrued and other liabilities	316	238
Noncurrent deferred tax liabilities	372	352	(2)
Long-term debt	995	—
Other noncurrent liabilities	403	365	(2)
Total current liabilities held for sale	$2,229	$356
Total noncurrent liabilities held for sale	—	717
Total liabilities held for sale	$2,229	$1,073

(1)
The Company expects the Beauty Brands transaction to close in the second half of calendar year 2016. Therefore, for the period ended March 31, 2016, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.

(2)	Amounts as of June 30, 2015 are reflected as part of the noncurrent assets and liabilities held for sale.

Amounts in millions of dollars unless otherwise specified.

The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries and Pet Care businesses:

	Three Months Ended March 31					Nine Months Ended March 31
	2016		2015			2016		2015
	Batteries		Batteries	Pet Care	Total	Batteries		Batteries	Pet Care	Total
Net sales	$320		$398	$12	$410	$1,517		$1,786	$247	$2,033
Earnings before impairment charges and income taxes	35		43	(7)	36	266		436	7	443
Impairment charges	—		(308)	—	(308)	(402)		(2,021)	—	(2,021)
Income tax (expense)/benefit	(9)		(11)	1	(10)	(45)		(114)	(5)	(119)
Gain/(loss) on sale before income taxes	(288)		—	(3)	(3)	(288)		—	202	202
Income tax (expense)/benefit on sale	710	(1)	—	(2)	(2)	710	(1)	—	(189)	(189)
Net earnings/(loss) from discontinued operations	$448		$(276)	$(11)	$(287)	$241		$(1,699)	$15	$(1,684)

(1)	The income tax benefit of the Batteries divestiture primarily represents the reversal of underlying deferred tax balances.
The major components of current assets and current liabilities of the Batteries business held for sale were as follows:

Batteries
June 30, 2015
Cash	$25
Accounts Receivable	245
Inventories	304
Prepaid expenses and other current assets	28
Property, plant and equipment, net	496
Goodwill and intangible assets, net	2,389
Other noncurrent assets	23
Total current assets held for sale	$3,510

Accounts payable	$195
Accrued and other liabilities	194
Long-term debt	18
Noncurrent deferred tax liabilities	780
Total current liabilities held for sale	$1,187

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Nine Months Ended March 31, 2016

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Nine Months Ended March 31, 2016

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2016

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
Throughout MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (Core EPS), free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of the Venezuela deconsolidation, acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Adjusted free cash flow productivity is the ratio of free cash flow to net earnings excluding impairment charges and the gain on the sale of the Batteries business. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of MD&A provides more details on the use and the derivation of these measures.
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2016 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31, 2016		Nine Months Ended March 31, 2016
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	17%	19%	18%	21%
Grooming	11%	15%	11%	15%
Health Care	11%	12%	11%	12%
Fabric Care and Home Care	32%	27%	32%	27%
Baby, Feminine and Family Care	29%	27%	28%	25%
Total Company	100%	100%	100%	100%

SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2016 versus the nine months ended March 31, 2015:

•
Net sales decreased 9% versus the previous year to $49.2 billion. Organic sales, which exclude the impacts of acquisitions and divestitures, foreign exchange and Venezuela deconsolidation, were unchanged. Organic sales increased 2% in Fabric Care and Home Care, 1% in Grooming and in Health Care, decreased 1% in Baby, Feminine and Family Care, and were unchanged in Beauty.

•
Unit volume decreased 4% on an all-in and 2% on an organic basis. Volume decreased low single digits in Fabric Care and Home Care and decreased mid-single digits in Beauty, Grooming, Health Care and Baby, Feminine and Family Care.

•
Net earnings from continuing operations were $8.0 billion, an increase of $228 million, or 3% versus the prior year period. This increase was driven primarily by operating margin expansion, which more than offset the reduction in net sales.

•	Diluted net earnings per share from continuing operations increased 4% to $2.78.

•
Net earnings attributable to Procter & Gamble were $8.6 billion, an increase of $2.0 billion, or 31% versus the prior year period. This was primarily driven by a $1.8 billion increase in earnings from discontinued operations from incremental base period impairment charges of $1.6 billion related to our Batteries business and a $422 million gain on the sale of the Batteries business in the current period.

•
Core net earnings per share, which excludes discontinued operations, incremental restructuring charges, prior year charges for balance sheet remeasurement related to the Venezuelan currency and charges for certain European legal matters, increased 2% to $2.88.

•
Operating cash flow was $11.3 billion. Free cash flow, which is operating cash flow less capital expenditures, was $9.3 billion. Adjusted free cash flow productivity, which is the ratio of free cash flow to net earnings excluding impairment charges and the gain on sale of the Batteries business, was 108%.

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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In 2016, 2015 and 2014, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Canada, Japan, Mexico, Russia and Turkey have had, and could have, an additional significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts, but could also have a negative impact on consumption of our products, which would affect our sales.
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
RESULTS OF OPERATIONS – Three Months Ended March 31, 2016
The following discussion provides a review of results for the three months ended March 31, 2016 versus the three months ended March 31, 2015.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2016	2015	% Chg
Net sales	$15,755	$16,930	(7)%
Operating income	3,318	3,025	10%
Net earnings from continuing operations	2,337	2,401	(3)%
Net earnings/(loss) from discontinued operations	446	(213)	N/A
Net earnings attributable to Procter & Gamble	2,750	2,153	28%
Diluted net earnings per common share	0.97	0.75	29%
Diluted net earnings per share from continuing operations	0.81	0.82	(1)%
Core net earnings per common share	0.86	0.89	(3)%

COMPARISONS AS A % OF NET SALES	2016	2015	Basis Pt Chg
Gross margin	49.8%	47.3%	250
Selling, general & administrative expense	28.7%	29.4%	(70)
Operating margin	21.1%	17.9%	320
Earnings from continuing operations before income taxes	20.5%	17.5%	300
Net earnings from continuing operations	14.8%	14.2%	60
Net earnings attributable to Procter & Gamble	17.5%	12.7%	480
Net Sales
Net sales decreased 7% to $15.8 billion for the third quarter. Unit volume decreased 2%. Unfavorable foreign exchange reduced net sales by 5%. Sales growth in most business segments continued to benefit, to varying degrees, from price increases taken with new product innovations and/or to offset the impact of currency devaluation in markets such as Argentina, Canada, Mexico and Turkey. Higher pricing increased net sales by 1%. The impact of minor brand divestitures and the Venezuela deconsolidation reduced net sales by 3%. Volume was unchanged in Fabric Care and Home Care and decreased low single digits in Baby, Feminine and Family Care and in Health Care. Volume decreased mid-single digits in Beauty and in Grooming. Volume increased low single digits in developed regions and decreased high single digits in developing regions. Organic sales increased 1% driven by improved pricing on organic volume that was unchanged.

	Net Sales Change Drivers 2016 vs. 2015 (Three Months Ended March 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(5)%	(1)%	(5)%	2%	—%	—%	(8)%
Grooming	(6)%	(5)%	(7)%	5%	(1)%	(1)%	(10)%
Health Care	(3)%	(2)%	(5)%	1%	—%	—%	(7)%
Fabric Care and Home Care	—%	2%	(5)%	1%	—%	—%	(4)%
Baby, Feminine and Family Care	(2)%	(1)%	(5)%	—%	—%	(1)%	(8)%
Total Company	(2)%	—%	(5)%	1%	—%	(1)%	(7)%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures, Venezuela deconsolidation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 250 basis points to 49.8% of net sales for the quarter. Gross margin increased primarily due to a 230 basis point positive impact from manufacturing cost savings, a 130 basis point benefit from lower commodity costs and a 60 basis point benefit of higher pricing. These impacts were partially offset by an 70 basis point negative impact from unfavorable foreign exchange, a 20 basis point decrease due to incremental restructuring charges, an 80 basis point decline from unfavorable mix, including product mix across segments (caused by a disproportionate decline in Grooming which has higher than average gross margin), product forms within certain businesses and other impacts.
Total SG&A decreased 9% to $4.5 billion due to foreign exchange impacts and productivity efforts. SG&A as a percentage of net sales decreased 70 basis points to 28.7% due to lower foreign exchange transactional charges and the decreased overhead spending behind productivity efforts, partially offset by increased marketing spending and the negative scale impacts from reduced sales. Marketing spending as a percentage of net sales increased 130 basis points due to the negative scale impacts from reduced sales and increased advertising spending. Overhead costs as a percentage of net sales decreased 60 basis points, as 60 basis points of productivity savings in overhead spending and a 50 basis point benefit from reduced restructuring activity were partially offset by wage inflation, investments in research and development and the negative scale impacts from reduced sales. Lower foreign exchange transactional charges, from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency, reduced SG&A as a percentage of net sales by 100 basis points.
Non-Operating Expenses and Income
Interest expense was $146 million for the quarter, a decrease of $2 million versus the prior year period, due to a decrease in weighted average interest rates. Interest income was $33 million for the quarter, a decrease of $5 million versus the prior period. Other non-operating income was $21 million, a decrease of $32 million, due to a gain from a minor brand divestiture in the base period.
Income Taxes
The effective tax rate on continuing operations increased 850 basis points to 27.6%. The current year rate increased due to unfavorable geographic mix of earnings versus the base period, which had an unusually high benefit from favorable geographic mix, and the current year establishment of a valuation allowance on deferred tax assets related to net operating loss carryforwards. These increases were partially offset by the net impact of unfavorable discrete adjustments related to uncertain income tax positions in the base period.
Net Earnings from Continuing Operations
Net earnings from continuing operations decreased $64 million or 3% for the quarter. This decrease was caused by the reduction in net sales and increase in the effective income tax rate, partially offset by the 320 basis point increase in operating income margin discussed above. Foreign exchange impacts reduced net earnings by about $89 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily the currencies of Argentina, Canada, Mexico and Turkey. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations decreased 1% to $0.81 due to decreased net earnings.
Discontinued Operations
The net earnings from discontinued operations improved by $659 million to $446 million in the current period versus a net loss of $213 million in the prior period. This change was driven primarily by a $422 million current period after-tax gain from the sale of the Batteries business and a base period $308 million after-tax impairment charge in the Batteries business, partially offset by a decrease in the earnings of the Beauty Brands which declined due to currency-driven declines in sales and operating income margin and an impairment charge associated with the Dolce & Gabbana license (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $597 million or 28% to $2.8 billion for the quarter. The increase was due to the increase in net earnings from discontinued operations, partially offset by the decline in net earnings from continuing operations, both discussed above. Diluted net earnings per share increased 29% to $0.97. Core net earnings per share decreased 3% to $0.86. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plans and charges related to certain European legal matters.
Foreign Currency Translation – Venezuela Impacts
There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. For accounting purposes, this resulted in a lack of control over our Venezuelan subsidiaries. Therefore, in accordance with the applicable accounting standards for consolidation, effective June 30, 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. This resulted in a write-off of all of the net assets of our Venezuela subsidiaries, along with Venezuela related assets held by other subsidiaries. Beginning with the first quarter of fiscal 2016, our financial results only include sales of finished goods to our Venezuelan subsidiaries to the extent we receive payments from the Venezuelan government. Accordingly, we no longer include the results of our Venezuelan subsidiaries’ operations in our financial results.
RESULTS OF OPERATIONS – Nine Months Ended March 31, 2016
The following discussion provides a review of results for the nine months ended March 31, 2016 versus the nine months ended March 31, 2015.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2016	2015	% Chg
Net sales	$49,197	$54,196	(9)%
Operating income	10,939	10,237	7%
Net earnings from continuing operations	8,019	7,791	3%
Net earnings/(loss) from discontinued operations	627	(1,185)	N/A
Net earnings attributable to Procter & Gamble	8,557	6,515	31%
Diluted net earnings per common share	3.00	2.26	33%
Diluted net earnings per share from continuing operations	2.78	2.67	4%
Core net earnings per common share	2.88	2.83	2%

COMPARISONS AS A % OF NET SALES	2016	2015	Basis Pt Chg
Gross margin	50.1%	47.9%	220
Selling, general & administrative expense	27.9%	29.0%	(110)
Operating margin	22.2%	18.9%	330
Earnings from continuing operations before income taxes	21.7%	18.4%	330
Net earnings from continuing operations	16.3%	14.4%	190
Net earnings attributable to Procter & Gamble	17.4%	12.0%	540
Net Sales
Net sales decreased 9% to $49.2 billion fiscal year to date. Unit volume decreased 4%. Unfavorable foreign exchange reduced net sales by 7%. Higher pricing, primarily to offset inflation and devaluation, increased net sales by 2%. Volume decreased low single digits in Fabric Care and Home Care and decreased mid-single digits in Beauty, Grooming, Health Care and in Baby, Feminine and Family Care. Volume increased low single digits in developed regions and decreased high single digits in developing regions due to increased pricing, competitive activity, minor brand divestitures and the impact of the Venezuela deconsolidation. Organic sales were flat on a 2% decline in organic volume due to improved pricing.

	Net Sales Change Drivers 2016 vs. 2015 (Nine Months Ended March 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(6)%	(3)%	(7)%	2%	1%	—%	(10)%
Grooming	(4)%	(3)%	(11)%	5%	(2)%	1%	(11)%
Health Care	(4)%	(4)%	(7)%	2%	2%	(1)%	(8)%
Fabric Care and Home Care	(1)%	—%	(7)%	1%	—%	(1)%	(8)%
Baby, Feminine and Family Care	(4)%	(3)%	(7)%	1%	—%	—%	(10)%
Total Company	(4)%	(2)%	(7)%	2%	—%	—%	(9)%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures, Venezuela deconsolidation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 220 basis points to 50.1% of net sales for the fiscal year to date period. Gross margin increased primarily due to a 180 basis point positive impact from manufacturing cost savings, a 110 basis point benefit from lower commodity costs and a 90 basis point benefit of higher pricing. These impacts were partially offset by a 70 basis point negative impact from unfavorable foreign exchange, a 40 basis point decrease due to unfavorable product mix caused by the disproportionate decline of higher margin segments like Beauty and by product form mix within the segments, a 20 basis point decline due to incremental restructuring activity and a 30 basis point decrease from negative scale impacts due to lower volume and other impacts.
Total SG&A decreased 13% to $13.7 billion due to foreign exchange impacts, productivity efforts in both overhead and marketing and a base period Venezuela balance sheet remeasurement charge. SG&A as a percentage of net sales decreased 110 basis points to 27.9%, due to lower net foreign exchange transactional charges and decreased spending behind productivity efforts, partially offset by the negative scale impacts from reduced sales. Marketing spending as a percentage of net sales increased 50 basis points as lower spending did not keep pace with reduced sales. Overhead costs as a percentage of net sales decreased 30 basis points, as 70 basis points of productivity savings in overhead spending were partially offset by wage inflation, investments in research and development and the negative scale impacts from reduced sales. Lower foreign exchange transactional charges reduced SG&A as a percentage of net sales by 110 basis points. A Venezuelan balance sheet remeasurement charge in the base period prior to deconsolidation drove 30 basis points of this decline. The balance of the reduction relates to lower transactional charges from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency.
Non-Operating Expenses and Income
Interest expense was $429 million fiscal year to date, a decrease of $49 million versus the prior year period due to lower average debt and a decrease in weighted average interest rates. Interest income was $135 million fiscal year to date, an increase of $32 million versus the prior period due to higher cash and investment balances. Other non-operating income decreased $47 million to $38 million due to greater gains on the sale of minor brands in the base period.
Income Taxes
The effective tax rate on continuing operations increased 320 basis points to 24.9%. The current year rate increased due to the unfavorable geographic mix of earnings and the current year establishment of a valuation allowance on deferred tax assets related to net operating loss carryforwards.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $228 million or 3% fiscal year to date. This increase was caused by a 330 basis point increase in operating income margin discussed above, which more than offset the reduction in net sales. Foreign exchange impacts reduced net earnings by about $682 million fiscal year to date due to weakening of certain key currencies against the U.S. dollar, primarily in Argentina, Canada, Mexico and Russia. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 4% to $2.78 due to increased net earnings and a reduction in the weighted average number of shares outstanding.
Discontinued Operations
The net earnings from discontinued operations improved $1.8 billion to $627 million fiscal year to date versus a net loss of $1.2 billion in the prior period. This was driven primarily by a $1.7 billion reduction in after-tax impairment charges in the Batteries business ($350 million in the current nine month period compared to $2.0 billion in the base period) and a $422 million after-tax gain in the current period from the sale of the Batteries business, partially offset by a decrease in the earnings of the Beauty Brands (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $2.0 billion or 31% to $8.6 billion fiscal year to date. The increase was due to the change in earnings from discontinued operations and the increase in net earnings from continuing operations (both discussed above). Diluted net earnings per share increased 33% to $3.00. Core net earnings per share increased 2% to $2.88. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges in both periods related to our productivity and cost savings plans, charges related to European legal matters in both years and prior year balance sheet remeasurement costs from the Venezuelan currency.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2016
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and nine month periods ended March 31, 2016 are provided based on a comparison to the same three and nine month periods ended March 31, 2015. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and nine months ended March 31, 2016 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2016
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$2,719	(8)%	$604	(6)%	$458	(5)%
Grooming	1,623	(10)%	469	(22)%	356	(22)%
Health Care	1,773	(7)%	414	(10)%	278	(8)%
Fabric Care and Home Care	5,028	(4)%	1,014	8%	652	10%
Baby, Feminine and Family Care	4,506	(8)%	976	(3)%	631	(9)%
Corporate	106	N/A	(251)	N/A	(38)	N/A
Total Company	$15,755	(7)%	$3,226	9%	$2,337	(3)%

	Nine Months Ended March 31, 2016
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$8,723	(10)%	$2,200	(4)%	$1,667	(3)%
Grooming	5,103	(11)%	1,547	(20)%	1,187	(19)%
Health Care	5,547	(8)%	1,426	(1)%	990	—%
Fabric Care and Home Care	15,626	(8)%	3,311	7%	2,172	8%
Baby, Feminine and Family Care	13,874	(10)%	3,124	(6)%	2,063	(9)%
Corporate	324	N/A	(925)	N/A	(60)	N/A
Total Company	$49,197	(9)%	$10,683	7%	$8,019	3%
Beauty
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Beauty net sales decreased 8% to $2.7 billion during the third fiscal quarter on a 5% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 5%. Price increases had a 2% positive impact on net sales. Organic sales increased 1% on organic volume that decreased 1%. Global market share of the Beauty segment decreased 0.9 points. Volume decreased low single digits in developed markets. Volume was down high single digits in developing markets, in part due to minor brand divestitures, and was down low single digits on an organic basis.

•
Volume in Hair Care was down low single digits due to minor brand divestitures and Venezuela deconsolidation. Organic volume was unchanged. Developed markets declined low single digits due to competitive activity while developing markets declined mid-single digits due to minor brand divestitures and Venezuela deconsolidation. Organic volume was unchanged in developing markets. Global market share of the hair care category decreased a point.

•
Volume in Skin and Personal Care decreased high single digits, while organic volume decreased low single digits, with the difference attributable to the Camay and Zest brand divestitures and Venezuela deconsolidation. Volume decreased low single digits in developed regions as declines due to competitive activity were only partially offset by growth in super-premium skin. Volume decreased double digits in developing regions with organic volume down mid-single digits primarily due to competitive activity. Global market share of the skin and personal care category decreased a point.

Net earnings decreased 5% to $458 million primarily due to the reduction in net sales, partially offset by a 60 basis point increase in net earnings margin as an increase in gross margin more than offset an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to increased pricing and productivity savings which were only partially offset by unfavorable product mix in both Hair Care and Skin and Personal Care. SG&A as a percentage of net sales increased as cost savings from productivity efforts were more than offset by the negative scale impact from the reduction in sales.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015
Beauty net sales decreased 10% to $8.7 billion fiscal year to date on a 6% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases added 2% and favorable geographic mix had a 1% positive impact on net sales due to the disproportionate decline in developing region volume, which has lower than segment-average selling prices. Organic sales were unchanged on organic volume that decreased 3%. Global market share of the Beauty segment decreased 1.0 point. Volume decreased mid-single digits in developed markets. Volume was down high single digits in developing markets, in part due to minor brand divestitures, and was down low single digits on an organic basis.

•
Volume in Hair Care was down mid-single digits. Developed markets declined mid-single digits due to competitive activity while developing markets also declined mid-single digits driven by increased pricing, the Venezuela deconsolidation and minor brand divestitures. Global market share of the hair care category decreased more than a point.

•
Volume in Skin and Personal Care decreased double digits, while organic volume decreased mid-single digits, with the difference attributable to the Camay and Zest brand divestitures and Venezuela deconsolidation. Organic volume was unchanged in developed regions as commercial innovation was offset by ongoing competitive activity. Organic volume declined high single digits in developing regions primarily due to increased pricing and competitive activity. Global market share of the skin and personal care category decreased more than a point.

Net earnings decreased 3% to $1.7 billion primarily due to the reduction in net sales, partially offset by a 130 basis point increase in net earnings margin, primarily behind gross margin expansion. Gross margin increased primarily due to increased pricing and productivity savings. SG&A as a percentage of net sales increased slightly, as lower marketing and overhead spending from the Company's focus on efficiencies was more than offset by the reduction in sales.
Grooming
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Grooming net sales decreased 10% to $1.6 billion during the third fiscal quarter on a 6% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases in Shave Care contributed 5% to net sales. Unfavorable geographic and product mix decreased net sales by 1% driven by a disproportionate decline in certain developed markets with higher than segment average selling prices and to a lesser extent by product mix within developing regions from the decline of certain higher priced system razor cartridges. Organic sales decreased 1% on organic volume that decreased 5%. Global market share of the Grooming segment decreased 0.9 points. Volume decreased low single digits in developed regions and decreased high single digits in developing regions.

•
Shave Care volume decreased mid-single digits. Volume decreased mid-single digits in developed regions and high single digits in developing regions both due to competitive activity and increased pricing. Global market share of the blades and razors category decreased slightly.

•
Volume in Electronic Hair Removal increased low single digits. Volume was up low single digits in developed regions and high single digits in developing regions both from product innovation. Global market share of the electronic hair removal category decreased less than a point.

Net earnings decreased 22% to $356 million due to the reduction in net sales and a 340 basis-point decrease in net earnings margin mainly due to increased SG&A spending. Gross margin declined slightly as the benefits of increased pricing and productivity efforts were more than offset by negative geographic mix driven by a disproportionate decline in certain developed markets with higher than segment average gross margin. SG&A as a percent of net sales increased due to increased marketing spending along with the negative scale impact of lower net sales.
Nine months ended March 31, 2016 compared with nine months ended March 31, 2015
Grooming net sales decreased 11% to $5.1 billion fiscal year to date on a 4% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 11%. Price increases in both Shave Care and Electronic Hair Removal contributed 5% to net sales. Unfavorable product mix decreased net sales by 2% driven by a higher relative mix of disposable razors, which have lower than segment average selling prices, compared to system razor cartridges. Organic sales increased 1% on organic volume that decreased 3%. Global market share of the Grooming segment decreased 1.2 points. Volume decreased low single digits in developed regions and mid-single digits in developing regions.

•
Shave Care volume decreased mid-single digits. Developed regions decreased low single digits and developing regions decreased mid-single digits both due to competitive activity and increased pricing. Global market share of the blades and razors category decreased more than half a point.

•
Volume in Electronic Hair Removal was up low single digits due to a mid-single-digit increase in developed regions from product innovation. Volume in developing regions was unchanged as growth from product innovation offset reductions due to increased pricing. Global market share of the electronic hair removal category decreased less than half a point.

Net earnings decreased 19% to $1.2 billion due to the reduction in net sales and a 220 basis-point decrease in net earnings margin. Gross margin declined as the benefits of increased pricing and productivity efforts were more than offset by negative product mix due to an increase in the proportion of disposable razors compared to system razors. SG&A as a percentage of net sales increased due to the negative scale impact of lower net sales.
Health Care
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Health Care net sales were down 7% to $1.8 billion during the third fiscal quarter on a 3% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 5%. Price increases in both Oral Care and Personal Health Care contributed 1% to net sales. Organic sales decreased 1% on organic volume that decreased 2%. Global market share of the Health Care segment decreased 0.8 points. Volume decreased low single digits in developed regions and was down mid-single digits in developing regions.

•
Oral Care volume declined low single digits due to a high single-digit decrease in developing regions caused by increased pricing and reduced imports to Venezuela. Volume in developed regions was unchanged. Global market share of the oral care category decreased more than a point.

•
Volume in Personal Health Care decreased low single digits in both developed and developing regions mainly due to a weak cough/cold season as well as increased pricing. Global market share of the personal health care category was down more than half a point.

Net earnings decreased 8% to $278 million primarily due to lower net sales. Net earnings margin decreased 20 basis points as increased gross margin from manufacturing cost savings and increased pricing was offset by lower non-operating income due to a gain from a minor brand divestiture in the base period. SG&A as a percentage of net sales declined marginally due to reduced marketing costs from the focus on productivity.
Nine months ended March 31, 2016 compared with nine months ended March 31, 2015
Health Care net sales were down 8% to $5.5 billion fiscal year to date on a 4% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases contributed 2% to net sales. Favorable geographic mix increased net sales 2%, primarily driven by a decline in Oral Care volume in developing regions, which have lower than segment average selling prices. Organic sales increased 1% on organic volume that decreased 4%. Global market share of the Health Care segment decreased 0.8 points. Volume was down low single digits in developed regions and declined high single digits in developing regions.

•
Oral Care volume declined mid-single digits due to a double-digit decrease in developing regions caused by increased pricing, competitive activity and reduced customer inventory. Volume in developed regions increased low single digits driven by product innovation. Global market share of the oral care category was down nearly a point.

•
Volume in Personal Health Care decreased mid-single digits primarily due to a mid-single-digit decrease in developed regions driven by competitive activity and a weak cough/cold season. Volume in developing markets decreased low single digits due to increased pricing. Global market share of the personal health care category decreased more than half a point.

Net earnings were unchanged at $1.0 billion as the reduction in net sales was offset by a 130 basis point increase in net earnings margin. Gross margin increased primarily due to manufacturing cost savings and increased pricing. SG&A declined as a percentage of net sales primarily due to reduced marketing and overhead spending from the focus on productivity.
Fabric Care and Home Care
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Fabric Care and Home Care net sales for the third fiscal quarter were down 4% to $5.0 billion on unit volume that was unchanged. Unfavorable foreign exchange reduced net sales by 5%. Price increases added 1% to net sales. Organic sales increased 3% on a 2% increase in organic volume. Global market share of the Fabric Care and Home Care segment decreased 0.1 points. Volume increased mid-single digits in developed regions and was down double digits in developing regions.

•
Fabric Care volume was unchanged as a high single-digit increase in developed markets due to innovation and increased marketing offset a double-digit decrease in developing regions driven by competitive activity, reduced distribution of less profitable brands, minor brand divestitures and the Venezuela deconsolidation. Organic volume in developing regions was down high single digits. Global market share of the fabric care category was almost flat.

•
Home Care volume was unchanged as a low single digit increase in developed markets due to product innovation offset a mid-single-digit decrease in developing regions following increased pricing. Global market share of the home care category was almost flat.

Net earnings increased 10% to $652 million behind a 170 basis-point increase in net earnings margin, which more than offset the reduction in net sales. Net earnings margin increased due to gross margin expansion, partially offset by increased SG&A as a percent of net sales. Increased gross margin was driven by manufacturing cost savings and lower commodity costs. SG&A as a percentage of net sales increased due to increased marketing spending and the negative scale impact of lower sales.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015
Fabric Care and Home Care net sales fiscal year to date were down 8% to $15.6 billion on a 1% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases added 1% to net sales. Organic sales increased 2% on organic volume that was unchanged. Global market share of the Fabric Care and Home Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions and was down double digits in developing regions.

•
Fabric Care volume declined low single digits due to a double-digit decrease in developing regions driven by increased pricing, reduced distribution of less profitable brands and divestitures. Organic volume in developing regions decreased high single digits. Volume in developed markets increased mid-single digits due to innovation and increased marketing. Global market share of the fabric care category was down slightly.

•
Home Care volume was down low single digits due to a mid-single-digit decrease in developing regions following increased pricing. Volume in developed markets increased low single digits as benefits from product innovation more than offset impacts from competitive activity. Global market share of the home care category was down less than half a point.

Net earnings increased 8% to $2.2 billion behind a 200 basis-point increase in net earnings margin, which more than offset the reduction in net sales. Net earnings margin increased due to gross margin expansion, partially offset by increased SG&A as a percentage of net sales. Increased gross margin was driven by manufacturing cost savings and lower commodity costs. SG&A as a percentage of net sales increased due to the negative scale impacts from the reduction in net sales.
Baby, Feminine and Family Care
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Baby, Feminine and Family Care net sales decreased 8% to $4.5 billion during the third fiscal quarter on a 2% decline in unit volume. Unfavorable foreign exchange reduced net sales by 5%. Organic sales were unchanged on organic volume that decreased 1%. Global market share of the Baby, Feminine and Family Care segment decreased 1.1 points. Volume increased low single digits in developed regions and decreased high single digits in developing regions.

•
Volume in Baby Care was down mid-single digits caused by a high single-digit decrease in developing regions following price increases in the previous fiscal year, competitive activity and the Venezuela deconsolidation. Organic volume declined mid-single digits in developing markets. Volume decreased low single digits in developed regions due to competitive activity. Global Baby Care organic volume decreased low single digits. Global market share of the baby care category decreased more than one and a half points, primarily attributable to developing markets.

•
Volume in Feminine Care declined low single digits while organic volume increased low single digits with the difference attributable to the Venezuela deconsolidation. Organic volume in developing regions increased low single digits due to market growth. In developed regions, volume was unchanged. Global market share of the feminine care category decreased about a point.

•
Volume in Family Care was unchanged as a mid-single-digit increase in developed regions due to product innovation and increased merchandising offset by a double-digit decline in developing regions driven by the discontinuation of non-strategic products. In the U.S., all-outlet share of the family care category decreased less than half a point.

Net earnings decreased 9% to $631 million due to the reduction in net sales. Net earnings margin decreased 10 basis points. Gross margin increased due to manufacturing cost savings and lower commodity costs, partially offset by unfavorable product mix from the decline in Baby Care. Higher gross margin was offset by an increase in SG&A as a percentage of net sales due to investments in marketing, the negative scale impact from the reduction in net sales and a higher tax rate versus the prior year due to the geographic mix of earnings.
Nine months ended March 31, 2016 compared with nine months ended March 31, 2015
Baby, Feminine and Family Care net sales decreased 10% to $13.9 billion fiscal year to date on a 4% decline in unit volume. Unfavorable foreign exchange reduced net sales by 7%. Price increases in the previous fiscal year, primarily in Baby Care, increased net sales by 1%. Organic sales declined 1% on organic volume that was down 3%. Global market share of the Baby, Feminine and Family Care segment decreased 1.2 points. Volume increased low single digits in developed regions and decreased double digits in developing regions.

•
Volume in Baby Care was down mid-single digits caused by a double-digit decrease in developing regions which declined due to price increases in the previous fiscal year, the Venezuela deconsolidation and competitive activity. Volume was up low single digits in developed regions due to product innovation and market growth. Global market share of the baby care category decreased more than two points, primarily attributable to developing markets.

•
Volume in Feminine Care declined mid-single digits while organic volume decreased low single digits with the difference attributable to the Venezuela deconsolidation. Organic volume in developing regions decreased mid-single digits due to competitive activity and price increases in the previous fiscal year, partially offset by market growth. In developed regions, volume was unchanged. Global market share of the feminine care category decreased more than half a point.

•
Volume in Family Care decreased low single digits due to a double-digit decline in developing regions driven by the discontinuation of non-strategic products. Volume in developed regions increased low single digits due to product innovation and increased merchandising. In the U.S., all-outlet share of the family care category decreased less than half a point.

Net earnings decreased 9% to $2.1 billion primarily due to the reduction in net sales. Net earnings margin increased 10 basis points as higher gross margin driven by manufacturing cost savings and lower commodity costs was mostly offset by a higher tax rate versus the prior year due to the geographic mix of earnings and an increase in SG&A as a percentage of net sales due to investments in marketing and negative scale impacts from the reduction in net sales.
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
Corporate net sales decreased $15 million during the third fiscal quarter and $32 million fiscal year to date. Corporate net earnings from continuing operations improved by approximately $86 million in the third fiscal quarter due mainly to decreased foreign exchange transactional charges and reduced restructuring charges in the current period, partially offset by higher taxes. Corporate net earnings from continuing operations improved by approximately $630 million fiscal year to date, primarily due to decreased foreign exchange transactional charges (including a base period Venezuelan balance sheet remeasurement charge). Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.
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
As part of this plan, which has been expanded since its inception, the Company expects to incur in excess of $5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 90% of the estimated costs have been incurred through March 2016. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment. Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3 billion in annual gross savings (before-tax). The cumulative before-tax savings as of the current year are estimated at approximately $2.2 to $2.5 billion. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $11.3 billion of cash from operating activities fiscal year to date, an increase of $676 million versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, loss/(gain) on sale of businesses and goodwill and intangible asset impairment charges), generated $11.4 billion of operating cash flow. Working capital and other impacts used $68 million of cash in the period. Accounts receivable used $129 million of cash primarily due to sales mix. Inventory consumed $94 million of cash. Accounts payable, accrued and other liabilities used $199 million of cash primarily due to a decrease in taxes payable due to the timing of estimated payments. All other operating assets and liabilities generated $354 million of cash primarily due the reduction of prepaid marketing balances.
Investing Activities
Cash used by investing activities was $4.4 billion fiscal year to date. Capital expenditures were $2.0 billion, or 4.1% of net sales. Divestiture transactions used cash of $1.1 billion including cash held in restricted accounts of $1.0 billion in connection with the pending sale of the Beauty Brands. We used $2.4 billion for purchases of short-term investments, partially offset by cash generated from proceeds from sales or maturities of short-term investments of $1.2 billion.
Financing Activities
Our financing activities consumed net cash of $5.6 billion fiscal year to date. We used $3.5 billion for treasury stock purchases and $5.6 billion for dividends. Cash generated from net debt issuances was $3.2 billion. We transferred $1.7 billion of cash to repurchase P&G stock owned by Berkshire Hathaway in the Batteries divestiture. Cash from the exercise of stock options generated $2.0 billion of cash.
As of March 31, 2016, our current assets exceeded current liabilities by $3.0 billion. Excluding assets and liabilities of the Batteries and Beauty businesses held for sale, current liabilities exceeded current assets by $1.8 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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

Adjusted free cash flow productivity: Adjusted free cash flow productivity is defined as the ratio of free cash flow to net earnings excluding impairment charges and the gain on the sale of the Batteries business.  We view adjusted free cash flow productivity as an important measure because it is one factor used in determining the amount of cash available for dividends and discretionary investment.

Organic sales growth:

Three Months Ended March 31, 2016	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(8)%	5%	4%	1%
Grooming	(10)%	7%	2%	(1)%
Health Care	(7)%	5%	1%	(1)%
Fabric Care and Home Care	(4)%	5%	2%	3%
Baby, Feminine and Family Care	(8)%	5%	3%	—%
Total Company	(7)%	5%	3%	1%

Nine Months Ended March 31, 2016	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(10)%	7%	3%	—%
Grooming	(11)%	11%	1%	1%
Health Care	(8)%	7%	2%	1%
Fabric Care and Home Care	(8)%	7%	3%	2%
Baby, Feminine and Family Care	(10)%	7%	2%	(1)%
Total Company	(9)%	7%	2%	—%
* Acquisition/Divestiture Impact also includes the Venezuela deconsolidation, the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Core EPS or Core net earnings per share:

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Diluted net earnings per share from continuing operations	$0.81	$0.82	$2.78	$2.67
Incremental restructuring charges	0.04	0.06	0.10	0.11
Charges for European legal matters	—	—	—	0.02
Venezuela balance sheet remeasurement	—	—	—	0.04
Rounding	0.01	0.01	—	(0.01)
CORE EPS	$0.86	$0.89	$2.88	$2.83
Core EPS growth	(3)%		2%
Note - All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.
Free cash flow: (dollar amounts in millions)

Fiscal Year-to-Date, March 31, 2016
Operating Cash Flow	Capital Spending	Free Cash Flow
$11,296	$(2,023)	$9,273

Adjusted free cash flow productivity: (dollar amounts in millions)

Fiscal Year-to-Date, March 31, 2016
Net Earnings	Impairment Charges and Batteries Gain on Sale	Net Earnings Excluding Impairment Charges and Batteries Gain on Sale	Adjusted Free Cash Flow Productivity
$8,646	$(72)	$8,574	108%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.

Item 1A.	Risk Factors
For information on Risk Factors, please refer to Part I, Item 1A "Risk Factors" in the Company’s Form 10-K for the fiscal year ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
1/01/2016 - 1/31/2016	6,512,404	$76.78	6,512,404	(3)
2/01/2016 - 2/29/2016	52,477,678	$80.29	52,477,678	(3)
3/01/2016 - 3/31/2016	6,057,422	$82.54	6,057,422	(3)
Total	65,047,504	$80.15	65,047,504

(1)
All transactions were made either in the open market with large financial institutions or as part of the share exchange in the Duracell transaction. The Duracell transaction was completed on February 29, 2016, and the Company received 52,477,678 shares from Berkshire Hathaway in the exchange. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)
Average price paid per share for open market transactions is calculated on a settlement basis and excludes commission. Shares received from Berkshire Hathaway have a price of $80.29 reflecting P&G's closing stock price on February 29, 2016.

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

THE PROCTER & GAMBLE COMPANY

April 26, 2016	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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