Form 10-K
period 2016-06-30
PROCTER & GAMBLE Co
filed 2016-08-09
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $215 billion on December 31, 2015.

There were 2,668,751,125 shares of Common Stock outstanding as of July 31, 2016.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2016 (2016 Proxy Statement) are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 1

PART I

Item 1. Business.
Additional information required by this item is incorporated herein by reference to Management's Discussion and Analysis (MD&A); and Notes 1 and 2 to our Consolidated Financial Statements. Unless the context indicates otherwise, the terms the "Company," "P&G," "we," "our" or "us" as used herein refer to The Procter & Gamble Company (the registrant) and its subsidiaries.
The Procter & Gamble Company is focused on providing branded consumer packaged goods of superior quality and value to improve the lives of the world's consumers. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, our products are sold in more than 180 countries and territories.
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
Copies of these reports are also available, without charge, by contacting Wells Fargo, 1100 Centre Pointe Curve, Suite 101, Mendota, MN 55120-4100.
Financial Information about Segments
As of June 30, 2016 the Company has five reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. Many of the factors necessary for understanding these businesses are similar. Operating margins of the individual businesses vary due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets and product categories in which they operate. While none of our reportable segments are highly seasonal, components within certain reportable segments, such as Appliances (Grooming), are seasonal.
Additional information about our reportable segments can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. We utilize our superior marketing and online presence to win with consumers at the "zero moment of truth" - when they are searching for information about a brand or product. We work collaboratively with our customers to improve the in-store presence of our products and win the "first moment of truth" - when a consumer is shopping in the store. We must also win the "second moment of truth" - when a consumer uses the product, evaluates how well it met his or her expectations and decides whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year.
Key Product Categories. Information on key product categories can be found in Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 15% of our total revenue in 2016, 2015 and 2014. No other customer represents more than 10% of our net sales. Our top ten customers account for approximately 35% of our total sales in 2016, 2015 and 2014. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from others, some of which are single-source suppliers. We produce certain raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel, natural gas and derivative products are important commodities consumed in our manufacturing process and in the transportation of input materials and of finished product to customers. The prices we pay for materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. The Company purchases a substantial variety of other raw and packaging materials, none of which is material to our business taken as a whole.
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

2 The Procter & Gamble Company

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
Research and Development Expenditures. Research and development expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Research and development expenses were $1.9 billion in 2016, $2.0 billion in 2015 and $1.9 billion in 2014 (reported in Net earnings from continuing operations).
Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2017.
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

Total Number of Employees
2016	105,000
2015	110,000
2014	118,000
2013	121,000
2012	126,000
2011	129,000
Financial Information about Foreign and Domestic Operations. Net sales in the U.S. account for 41% of total net sales. No other individual country exceeds 10% of total net sales. Operations outside the U.S. are generally characterized by the same conditions discussed in the description of the business above and may be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions.

Our sales by geography for the fiscal years ended June 30 were as follows:

	2016	2015	2014
North America (1)	44%	41%	39%
Europe	23%	24%	26%
Asia Pacific	9%	8%	8%
Greater China	8%	9%	9%
IMEA (2)	8%	8%	8%
Latin America	8%	10%	10%

(1)	North America includes results for the United States, Canada and Puerto Rico only.

(2)	IMEA includes India, Middle East and Africa.
Net sales and total assets in the United States and internationally were as follows (in billions):

Net Sales (years ended June 30)	United States	International
2016	$27.0	$38.3
2015	$26.8	$43.9
2014	$26.7	$47.7
Total Assets (years ended June 30)
2016	$64.4	$62.7
2015	$65.0	$64.5
2014	$68.8	$75.5

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

The Procter & Gamble Company 3

Our business is subject to numerous risks as a result of our having significant operations and sales in international markets, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility.
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates for foreign currencies, such as the recent volatility in the Russian ruble, may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal policies in different countries could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 9 to our Consolidated Financial Statements.
We also have sizable businesses and maintain local currency cash balances in a number of foreign countries with exchange, import authorization, pricing or other controls, including Argentina, Egypt, Nigeria and Ukraine. Our results of operations and financial condition could be adversely impacted if we are unable to successfully manage such controls, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business outside the U.S.
Additionally, our business, operations or employees may be adversely affected by political volatility, labor market disruptions or other crises or vulnerabilities in individual countries or regions, including political instability or upheaval, broad economic instability or sovereign risk related to a default by or deterioration in the credit worthiness of local governments, particularly in emerging markets.
Uncertain global economic conditions may adversely impact demand for our products or cause our customers and other business partners to suffer financial hardship, which could adversely impact our business.
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
Disruptions in credit markets or changes to our credit ratings may reduce our access to credit.
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
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities and raw materials and the costs of labor, transportation, energy, pension and healthcare. Therefore, our business results are dependent, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our financial results.
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation.
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others. We must also be able to successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and

4 The Procter & Gamble Company

respond to competitive moves could compromise our competitive position and adversely impact our results.
The ability to achieve our business objectives is dependent on how well we can compete with our local and global competitors in new and existing markets and channels.
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, we experience ongoing competitive pressures in the environments in which we operate, as well as challenges in maintaining profit margins. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. In addition, evolving sales channels and business models may affect customer and consumer preferences as well as market dynamics, which, for example, may be seen in the growing consumer preference for shopping online. Failure to successfully respond to competitive factors and effectively compete in growing sales channels and business models, particularly e-commerce, could negatively impact our results.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. Our success is dependent on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued consolidation among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer based on our trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of our products or experience a significant business disruption.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, changing consumer perceptions of certain ingredients, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters, sentiments toward the Company or our products could be negatively impacted and our financial results could suffer. Our Company also devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and financial results could be adversely impacted.
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
An information security incident, including a cybersecurity breach, or the failure of one or more key information technology systems, networks, hardware, processes, associated sites or service providers could have a material adverse impact on our business or reputation.
We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•	collecting, transferring, storing, and/or processing customer, consumer, employee, vendor, investor, regulatory, and other stakeholder information and personal data;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing, as appropriate, confidential and proprietary research, business plans and financial information;

The Procter & Gamble Company 5

•	collaborating via an online and efficient means of global business communications;

•	complying with regulatory, legal and tax requirements;

•	providing data security; and

•	handling other processes necessary to manage our business.
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our IT systems, networks and services, as well as to the confidentiality, availability and integrity of our data and the availability and integrity of our critical business operations. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, the Company is continually increasing its sensitivity and attention to these threats. We continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. Our IT databases and systems and our third party providers' databases and systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, denial of service attacks, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts or the security efforts of our third party providers will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
We must successfully manage compliance with legislation, regulation and enforcement, as well as pending legal matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across all of the countries in which we do business, including those laws and regulations involving intellectual property, product liability, marketing, antitrust, privacy, environmental, employment, anti-bribery or anti-corruption (such as the U.S. Foreign Corrupt Practices Act), tax or other matters. Rapidly changing laws, regulations and related interpretations, including changes in accounting standards, as well as increased enforcement actions, create challenges for the Company, including our compliance and ethics programs and may alter the environment in which we do business, which could adversely impact our financial results. If we are unable to continue to meet these challenges and comply with all laws, regulations and related interpretations, it could negatively impact our reputation and our business results. Failure to successfully manage regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our results of operations and financial position. Furthermore, if pending legal matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax regulations could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Because the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If those same foreign earnings are instead repatriated to the U.S., additional residual U.S. taxation will likely occur, due to the U.S.’s worldwide tax system and higher U.S. corporate tax rate. The U.S. is considering corporate tax reform that may significantly change the corporate tax rate and the U.S. international tax rules. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting project (“BEPS") undertaken by the G8, G20 and Organization for Economic Cooperation and Development ("OECD"). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
If we are unable to successfully execute our portfolio optimization strategy, as well as successfully manage ongoing acquisition, joint venture and divestiture activities, it could adversely impact our business.
In August 2014, the Company announced a plan to significantly streamline our product portfolio by divesting, discontinuing or consolidating about 100 non-strategic brands, resulting in a portfolio of about 65 brands. The Company has announced the Beauty Brands transaction with Coty and completed a series of other transactions that will substantially complete this plan.  Our ability to successfully execute our portfolio optimization strategy could impact our results.
In addition, as a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business

6 The Procter & Gamble Company

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
Our business results depend on our ability to successfully manage productivity improvements and ongoing organizational change.
Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments as well as employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our financial results. Additionally, successfully executing management transitions at leadership levels of the Company and retention of key employees is critical to our business success. We are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense, as well as continuing the development and execution of robust leadership succession plans.
The United Kingdom’s departure from the European Union could adversely impact our business and financial results.
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted for the United Kingdom to exit the European Union (“Brexit”), the announcement of which resulted in significant currency exchange rate fluctuations and volatility in global stock markets. It is expected that the British government will commence negotiations to determine the terms of Brexit. Given the lack of comparable precedent, the implications of Brexit or how such implications might affect the Company are unclear. Brexit could, among other things, disrupt trade and the free movement of goods, services and people between the United Kingdom and the European Union or other countries as well as create legal and global economic uncertainty. These and other potential implications of Brexit could adversely affect the Company’s business and financial results.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
In the U.S., we own and operate 24 manufacturing sites located in 18 different states or territories. In addition, we own and operate 97 manufacturing sites in 38 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 34 of these locations; Grooming products at 21; Health Care products at 17; Fabric & Home Care products at 46; and Baby, Feminine & Family Care at 42. Management believes that the Company's manufacturing sites are adequate to support the business and that the properties and equipment have been well maintained.

Item 3. Legal Proceedings.
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax. See Note 12 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingencies.
This item should be read in conjunction with the Company's Risk Factors in Part I, Item 1A for additional information.

Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 7

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions held by the Executive Officers of the Company on August 9, 2016, are:

Name	Position	Age	First Elected to Officer Position

David S. Taylor	Chairman of the Board, President and Chief Executive Officer	58	2013

Jon R. Moeller	Chief Financial Officer	52	2009

Steven D. Bishop	Group President - Global Health Care	52	2016

Giovanni Ciserani	Group President - Global Fabric and Home Care and Global Baby and Feminine Care	54	2013

Mary Lynn Ferguson-McHugh	Group President - Global Family Care and Global Brand Creation and Innovation, P&G Ventures	56	2016

Patrice Louvet	Group President - Global Beauty	51	2016

Charles E. Pierce	Group President - Global Grooming	59	2016

Carolyn M. Tastad	Group President - North America Selling and Market Operations	55	2014

Mark F. Biegger	Chief Human Resources Officer	54	2012

Gary A. Coombe	President - Europe Selling and Market Operations	52	2014

Kathleen B. Fish	Chief Technology Officer	59	2014

Deborah P. Majoras	Chief Legal Officer and Secretary	52	2010

Juan Fernando Posada	President - Latin America Selling and Market Operations	54	2015

Matthew Price	President - Greater China Selling and Market Operations	50	2015

Marc S. Pritchard	Chief Brand Officer	56	2008

Mohamed Samir	President - India, Middle East and Africa (IMEA) Selling and Market Operations	49	2014

Jeffrey K. Schomburger	Global Sales Officer	54	2015

Valarie L. Sheppard	Senior Vice President, Comptroller and Treasurer	52	2005

Yannis Skoufalos	Global Product Supply Officer	59	2011

Magesvaran Suranjan	President - Asia Pacific Selling and Market Operations	46	2015
All the Executive Officers named above have been employed by the Company for more than the past five years.

8 The Procter & Gamble Company

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2016 - 4/30/2016	—	—	—	(3)
5/1/2016 - 5/31/2016	6,152,153	$81.27	6,152,153	(3)
6/1/2016 - 6/30/2016	—	—	—	(3)
Total	6,152,153	$81.27	6,152,153	(3)

(1)
The total number of shares purchased for the three months ended June 30, 2016 was 6,152,153. All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)	Average price paid per share is calculated on a settlement basis and excludes commission.

(3)
On April 26, 2016, the Company stated that in fiscal year 2016 the Company planned to reduce Company shares outstanding by approximately $8 to $9 billion, through a combination of direct share repurchases and shares that were exchanged in the Duracell transaction (see Note 13 to our Consolidated Financial Statements), notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt. The total value of the shares purchased under the share repurchase plan and exchanged in the Duracell transaction was $8.2 billion. The share repurchase plan ended on June 30, 2016.

Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.

SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 126 consecutive years since its original incorporation in 1890 and has increased its dividend for 60 consecutive years. Over the past five years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

(in dollars; split-adjusted)	1956	1966	1976	1986	1996	2006	2016
Dividends per share	$0.01	$0.03	$0.06	$0.16	$0.40	$1.15	$2.66

The Procter & Gamble Company 9

Quarterly Dividends

Quarter Ended	2015 - 2016	2014 - 2015
September 30	$0.6629	$0.6436
December 31	0.6629	0.6436
March 31	0.6629	0.6436
June 30	0.6695	0.6629

Common Stock Price Range

Quarter Ended	2015 - 2016		2014 - 2015
	High	Low	High	Low
September 30	$82.55	$65.02	$85.40	$77.29
December 31	81.23	71.30	93.89	81.57
March 31	83.87	74.46	91.78	80.82
June 30	84.80	79.10	84.20	77.10
P&G trades on the New York Stock Exchange and NYSE Euronext-Paris under the stock symbol PG. There were approximately 2.9 million common stock shareowners, including shareowners of record, participants in the P&G Shareholder Investment Program, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms, as of June 30, 2016.

Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2016, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2011, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Shareholder Return
$220
$200
$180
$160
$140
$120
$100
$80
2011
2012
2013
2014
2015
2016
P&G
S&P 500 Index
S&P 500 Consumer Staples Index

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2011	2012	2013	2014	2015	2016
P&G	$100	$100	$129	$136	$140	$156
S&P 500 Index	100	105	127	158	170	177
S&P 500 Consumer Staples Index	100	115	135	155	170	202

10 The Procter & Gamble Company

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 and Note 2 to our Consolidated Financial Statements.
Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2016	2015	2014	2013	2012	2011
Net sales	$65,299	$70,749	$74,401	$73,910	$73,138	$70,464
Gross profit	32,390	33,693	35,371	35,858	35,254	35,110
Operating income	13,441	11,049	13,910	13,051	12,495	13,849
Net earnings from continuing operations	10,027	8,287	10,658	10,346	8,864	10,509
Net earnings/(loss) from discontinued operations	577	(1,143)	1,127	1,056	2,040	1,418
Net earnings attributable to Procter & Gamble	10,508	7,036	11,643	11,312	10,756	11,797
Net earnings margin from continuing operations	15.4%	11.7%	14.3%	14.0%	12.1%	14.9%
Basic net earnings per common share: (1)
Earnings from continuing operations	$3.59	$2.92	$3.78	$3.65	$3.08	$3.62
Earnings/(loss) from discontinued operations	0.21	(0.42)	0.41	0.39	0.74	0.50
Basic net earnings per common share	$3.80	$2.50	$4.19	$4.04	$3.82	$4.12
Diluted net earnings per common share: (1)
Earnings from continuing operations	$3.49	$2.84	$3.63	$3.50	$2.97	$3.46
Earnings/(loss) from discontinued operations	0.20	(0.40)	0.38	0.36	0.69	0.47
Diluted net earnings per common share	$3.69	$2.44	$4.01	$3.86	$3.66	$3.93
Dividends per common share	$2.66	$2.59	$2.45	$2.29	$2.14	$1.97
Research and development expense	$1,879	$1,991	$1,910	$1,867	$1,874	$1,812
Advertising expense	7,243	7,180	7,867	8,188	7,839	7,713
Total assets	127,136	129,495	144,266	139,263	132,244	138,354
Capital expenditures	3,314	3,736	3,848	4,008	3,964	3,306
Long-term debt	18,945	18,327	19,807	19,111	21,080	22,033
Shareholders' equity	$57,983	$63,050	$69,976	$68,709	$64,035	$68,001

(1)	Basic net earnings per common share and Diluted net earnings per common share are calculated based on Net earnings attributable to Procter & Gamble.

The Procter & Gamble Company 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including, without limitation, in the following sections: “Management's Discussion and Analysis” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause results and events to differ materially from such forward-looking statements is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Item 1A of this Form 10-K). Forward-looking statements are made as of the date of this report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of 2016 Results

•	Economic Conditions and Uncertainties

•	Results of Operations

•	Segment Results

•	Cash Flow, Financial Condition and Liquidity

•	Significant Accounting Policies and Estimates

•	Other Information
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of the Venezuela deconsolidation, acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Adjusted free cash flow is operating cash flow less capital spending and certain divestiture impacts. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding certain one-time items. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures.
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
OVERVIEW
P&G is a global leader in fast-moving consumer goods, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. We have on-the-ground operations in approximately 70 countries.
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

12 The Procter & Gamble Company

ORGANIZATIONAL STRUCTURE
Our organizational structure is comprised of Global Business Units (GBUs), Selling and Market Operations (SMOs), Global Business Services (GBS) and Corporate Functions (CF).
Global Business Units
Our GBUs are organized into ten product categories. Under U.S. GAAP, the GBUs underlying the ten product categories are aggregated into five reportable segments: Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. The GBUs are responsible for developing overall brand strategy, new product upgrades and innovations and marketing plans. The following provides additional detail on our reportable segments and the ten product categories and brand composition within each segment.

Reportable Segments	% of Net Sales [1]	% of Net Earnings [1]	Product Categories (Sub-Categories)	Major Brands
Beauty	18%	20%	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Pantene, Rejoice
			Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, SK-II
Grooming	11%	15%	Grooming [2] (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Fusion, Gillette, Mach3, Prestobarba, Venus

Health Care	11%	12%	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Prilosec, Vicks
Fabric & Home Care	32%	27%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	28%	26%	Baby Care (Baby Wipes, Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Feminine Care)	Always, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin

(1)	Percent of Net sales and Net earnings from continuing operations for the year ended June 30, 2016 (excluding results held in Corporate).

(2)	The Grooming product category is comprised of the Shave Care and Appliances GBUs.

Recent Developments: As of June 30, 2015, the Company deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. This change resulted in a fiscal 2015 one-time after-tax charge of $2.1 billion ($0.71 per share). Beginning in fiscal 2016, our financial results only include sales of finished goods to our Venezuelan subsidiaries to the extent we receive cash payments from Venezuela (expected to be largely through the DIPRO and DICOM exchange market). Accordingly, we no longer include the results of our Venezuelan subsidiaries' operations in reporting periods following fiscal 2015 (see Note 1 to the Consolidated Financial Statements and additional discussion in the MD&A under "Venezuela Impacts" in Results of Operations).
In August 2014, the Company announced a plan to significantly streamline our product portfolio by divesting, discontinuing or consolidating about 100 non-strategic brands. The resulting portfolio of about 65 key brands are in 10 category-based businesses where P&G has leading market positions, strong brands and consumer-meaningful product technologies.

During fiscal 2016, the company completed the divestiture of its Batteries business. The Batteries business had historically been part of the Company’s Fabric & Home Care reportable segment. The results of the Batteries business are presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented. Additionally, the Batteries balance sheet positions as of June 30, 2015 are presented as held for sale in the Consolidated Balance Sheets.
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, to Coty Inc. ("Coty"). Coty's offer was $12.5 billion. The divestiture was initially comprised of 43 of the Company's beauty brands ("Beauty Brands"), including the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands. Subsequent to signing, two of the fine fragrance brands, Dolce Gabbana and Christina Aguilera, were excluded from the divestiture. While the ultimate form of the transaction has not yet been decided, the Company’s current preference is for a Reverse

The Procter & Gamble Company 13

Morris Trust split-off transaction in which P&G shareholders could elect to participate in an exchange offer to exchange their P&G shares for Coty shares. The Company expects to complete this transaction in October 2016. The results of the Beauty Brands are now presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands' balance sheet positions as of June 30, 2016 and June 30, 2015 are presented as held for sale in the Consolidated Balance Sheets.
During fiscal 2015, the Company completed the divestiture of its Pet Care business. The gain on the transaction was not material. The results of the Pet Care business are presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented.
With these transactions and other recent minor brand divestitures, the Company will have substantially completed the strategic portfolio reshaping program.
Beauty: We are a global market leader in the beauty category. Most of the beauty markets in which we compete are highly fragmented with a large number of global and local competitors. We compete in skin and personal care and in hair care. In skin and personal care, we offer a wide variety of products, ranging from deodorants to personal cleansing to skin care, such as our Olay brand, which is one of the top facial skin care brands in the world with over 7% global market share. In hair care, we compete in the retail channel. We are the global market leader in the retail hair care market with over 20% global market share primarily behind our Pantene and Head & Shoulders brands.
Grooming: We compete in Shave Care and Appliances. In Shave Care, we are the global market leader in the blades and razors market. Our global blades and razors market share is nearly 65%, primarily behind the Gillette franchise including Fusion, Mach3, Prestobarba and Venus. Our appliances, such as electric razors and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold over 20% of the male shavers market and nearly 45% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with nearly 20% global market share behind our Oral-B and Crest brands. In personal health care, we are a top ten competitor in a large, highly fragmented industry, primarily behind respiratory treatments (Vicks brand), nonprescription heartburn medications (Prilosec OTC brand) and digestive wellness products (Metamucil, Pepto Bismol, and Align brands). Nearly all of our sales outside the U.S. in personal health care are generated through the PGT Healthcare partnership with Teva Pharmaceuticals Ltd.
Fabric & Home Care: This segment is comprised of a variety of fabric care products including laundry detergents, additives and fabric enhancers; and home care products including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position in the markets in which we compete and are the global market leader with nearly 30% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is nearly 25% across the categories in which we compete.
Baby, Feminine & Family Care: In baby care, we compete mainly in diapers, pants and baby wipes with nearly 30% global market share. We are the number one or number two baby care competitor in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of nearly $9 billion. We are the global market leader in the feminine care category with over 25% global market share, primarily behind Always. We also compete in the adult incontinence category in certain markets, achieving over 10% market share in the markets where we compete. Our family care business is predominantly a North American business comprised largely of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are over 40% for Bounty and over 25% for Charmin.
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
STRATEGIC FOCUS
P&G aspires to serve the world’s consumers better than our best competitors in every category and in every country in which we compete, and, as a result, deliver total shareholder return in the top one-third of our peer group.  Delivering and sustaining leadership levels of shareholder value creation requires balanced top-line growth, bottom-line growth and strong cash generation.
Our strategic choices are focused on winning with consumers.  The consumers who purchase and use our products are at the center of everything we do.  We increase the number of users - and the usage - of our brands when we win at the zero, first and second moments of truth:  when consumers research our

14 The Procter & Gamble Company

categories and brands, purchase them in a store or online and use them in their homes.
Winning with consumers around the world and against our best competitors requires innovation.  Innovation has always been, and continues to be, P&G’s lifeblood.  Innovation requires consumer insights and technology advancements that lead to product improvements, improved marketing and merchandising programs and game-changing inventions that create new brands and categories.
Productivity improvement is critical to delivering our balanced top-line growth, bottom-line growth and value creation objectives.  Productivity improvement and sales growth reinforce and fuel each other.  We are driving productivity improvement across all elements of cost, including cost of goods sold, marketing and promotional expenses and non-manufacturing overhead.  Productivity improvements and cost savings are being reinvested in product and packaging improvements, brand awareness-building advertising and trial-building sampling programs, increased sales coverage and R&D programs.
We are improving operational effectiveness and organizational culture through enhanced clarity of roles and responsibilities, accountability and incentive compensation programs.

The Company has undertaken an effort to focus and strengthen its business portfolio to compete in categories and with brands that are structurally attractive and that play to P&G's strengths. The ongoing portfolio of businesses consists of 10 product categories. These are categories where P&G has leading market positions, strong brands and consumer-meaningful product technologies.
We believe these strategies are right for the long-term health of the Company and our objective of delivering total shareholder return in the top one-third of our peer group.
The Company expects the delivery of the following long-term annual financial targets will result in total shareholder returns in the top third of the competitive peer group:

•	Organic sales growth above market growth rates in the categories and geographies in which we compete;

•	Core EPS growth of mid-to-high single digits; and

•	Adjusted free cash flow productivity of 90% or greater.
In periods with significant macroeconomic pressures, we intend to maintain a disciplined approach to investing so as not to sacrifice the long-term health of our businesses to meet short-term objectives in any given year.

SUMMARY OF 2016 RESULTS

Amounts in millions, except per share amounts	2016	Change vs. Prior Year	2015	Change vs. Prior Year	2014
Net sales	$65,299	(8)%	$70,749	(5)%	$74,401
Operating income	13,441	22%	11,049	(21)%	13,910
Net earnings from continuing operations	10,027	21%	8,287	(22)%	10,658
Net earnings/(loss) from discontinued operations	577	N/A	(1,143)	N/A	1,127
Net earnings attributable to Procter & Gamble	10,508	49%	7,036	(40)%	11,643
Diluted net earnings per common share	3.69	51%	2.44	(39)%	4.01
Diluted net earnings per share from continuing operations	3.49	23%	2.84	(22)%	3.63
Core EPS	3.67	(2)%	3.76	(2)%	3.85
Cash flow from operating activities	15,435	6%	14,608	5%	13,958

•	Net sales decreased 8% to $65.3 billion including a negative 6% impact from foreign exchange.

◦	Organic sales increased 1%, as increased pricing was partially offset by a reduction in organic volume.

◦
Unit volume decreased 3%. Volume decreased low single digits in Grooming, Health Care, Fabric & Home Care and Baby, Feminine & Family Care. Volume decreased mid-single digits in Beauty. Organic volume declined 1%.

•
Net earnings from continuing operations increased $1.7 billion or 21% in fiscal 2016 due to a $2.1 billion after-tax charge in the prior year related to the deconsolidation of our Venezuelan subsidiaries and improved gross margin, partially offset by the earnings impact of the decline in net sales. Foreign exchange impacts negatively affected net earnings from continuing operations by $880 million or approximately 11%.

•
Net earnings from discontinued operations increased $1.7 billion due primarily to the net impact of a gain on the sale of our Batteries business in fiscal 2016 and higher impairment charges on that business in the prior period.

•
Net earnings attributable to Procter & Gamble were $10.5 billion, an increase of $3.5 billion or 49% versus the prior year due to the aforementioned increases in net earnings from both continuing and discontinued operations.

•	Diluted net earnings per share increased 51% to $3.69.

◦	Diluted net earnings per share from continuing operations increased 23% to $3.49.

◦	Core EPS decreased 2% to $3.67.

•	Cash flow from operating activities was $15.4 billion.

◦	Adjusted free cash flow was $12.1 billion.

◦	Adjusted free cash flow productivity was 115%.

The Procter & Gamble Company 15

ECONOMIC CONDITIONS AND UNCERTAINTIES
We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are "forward-looking statements" and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risks that could impact our results, refer to Item 1A Risk Factors in this Form 10-K.
Global Economic Conditions. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-producing economies as commodity prices decline, greater political unrest in the Middle East and Eastern Europe, further economic instability in the European Union, political instability in certain Latin American markets and economic slowdowns in Japan and China, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in the MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvements projects in 2012. If we are not successful in executing these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In 2016, 2015 and 2014, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Canada, Egypt, Mexico, Nigeria, Russia and Turkey have had, and could have, a significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts, but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example, the U.S. may consider corporate tax reform that could significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, Egypt, Nigeria and Ukraine. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
RESULTS OF OPERATIONS
The key metrics included in our discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative costs (SG&A), other non-operating items and income taxes. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, the level of initiatives and other activities by competitors, geographic expansion and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as pricing actions (which can also indirectly impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in developed markets are generally higher than in developing markets for similar products), product mix (for example, the Beauty segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and to a lesser extent scale impacts (for costs that are fixed or less variable in nature). The primary drivers of SG&A are marketing-related costs and non-manufacturing overhead costs. Marketing-related costs are primarily variable in nature, although we may achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. Overhead costs are also variable in nature, but on a relative basis, less so than marketing costs due to our ability to leverage our organization and systems infrastructures to support business growth. Accordingly, we generally experience more scale-related impacts for these costs.

16 The Procter & Gamble Company

The Company is in the midst of a productivity and cost savings plan to reduce costs in the areas of supply chain, marketing and overhead expenses. The plan is designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.
Net Sales
Fiscal year 2016 compared with fiscal year 2015
Net sales decreased 8% to $65.3 billion in 2016 on a 3% decrease in unit volume versus the prior year period. Volume decreased low single digits in Grooming, Health Care, Fabric & Home Care and Baby, Feminine & Family Care and decreased mid-single digits in Beauty. Volume increased low single digits in developed regions and declined high single digits in developing regions, in part due to increased pricing to address foreign exchange devaluations and due to the Venezuela deconsolidation and minor brand divestitures. Organic volume declined mid-single digits in developing markets. Unfavorable foreign exchange reduced net sales by

6%, while higher pricing drove a 1% favorable impact on net sales. Organic volume decreased 1% and organic sales grew 1% driven by higher pricing.
Fiscal year 2015 compared with fiscal year 2014
Net sales decreased 5% to $70.7 billion in 2015 on a 1% decrease in unit volume versus the prior year period. Volume grew low single digits in Fabric & Home Care. Volume decreased low single digits in Baby, Feminine & Family Care, Grooming, Health Care and Beauty. Volume increased low single digits in developed regions and declined low single digits in developing regions due, in part, to increased pricing to address foreign exchange devaluations. Unfavorable foreign exchange reduced net sales by 6%, while higher pricing drove a 2% favorable impact on net sales. Favorable product mix impact of 1% was offset by acquisition and divestiture activity. Organic volume decreased 1% and organic sales grew 2% driven by higher pricing.

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2016	Basis Point Change	2015	Basis Point Change	2014
Gross margin	49.6%	200	47.6%	10	47.5%
Selling, general and administrative expense	29.0%	(10)	29.1%	30	28.8%
Operating margin	20.6%	500	15.6%	(310)	18.7%
Earnings from continuing operations before income taxes	20.5%	490	15.6%	(260)	18.2%
Net earnings from continuing operations	15.4%	370	11.7%	(260)	14.3%
Net earnings attributable to Procter & Gamble	16.1%	620	9.9%	(570)	15.6%

Fiscal year 2016 compared with fiscal year 2015
Gross margin increased 200 basis points to 49.6% of net sales in 2016. Gross margin increased primarily due to:

•	a 210 basis point positive impact from manufacturing cost savings,

•	a 110 basis point benefit from lower commodity costs and

•	a 70 basis point benefit of higher pricing.
These impacts were partially offset by:

•	a 70 basis point negative impact from unfavorable foreign exchange,

•	a 70 basis point decrease due to unfavorable product mix caused by the disproportionate decline of higher margin segments like Beauty and by product form mix within the segments,

•	a 20 basis point decrease from negative scale impacts due to lower volume and

•	a 20 basis point decline due to incremental restructuring activity.
Total SG&A decreased 8% to $18.9 billion primarily due to reduced overhead spending and a decrease in foreign exchange transaction charges. SG&A as a percentage of net sales declined 10 basis points to 29.0%, as the negative scale impacts of lower net sales and inflationary impacts were more than offset by cost savings efforts, mainly in overhead spending, and lower foreign exchange transactional charges.

•	Marketing spending as a percentage of net sales increased 90 basis points due to the negative scale impacts from reduced sales.

•
Overhead costs as a percentage of net sales decreased 20 basis points, as 90 basis points of productivity savings were partially offset by wage inflation, increased sales personnel in certain businesses, investments in research and development and the negative scale impacts from reduced sales.

•
Lower foreign exchange transactional charges reduced SG&A as a percentage of net sales by approximately 70 basis points. A pre-deconsolidation balance sheet remeasurement charge in Venezuela in the base period drove 20 basis points of this decline. The balance of the reduction relates to lower transactional charges from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency.

The Procter & Gamble Company 17

Fiscal year 2015 compared with fiscal year 2014
Gross margin increased 10 basis points to 47.6% of net sales in 2015. Gross margin benefited from:

•	a 200 basis point impact from manufacturing cost savings and

•	a 90 basis point benefit from higher pricing.
These impacts were partially offset by:

•
a 110 basis point impact from unfavorable geographic and product mix, primarily from declines in the higher than average margin Beauty and Grooming segments as well as within the Fabric & Home Care and Grooming segments,

•	a 50 basis point impact from unfavorable foreign exchange,

•	a 40 basis point impact from costs related to initiatives and capacity investments,

•	a 30 basis point impact from higher restructuring costs and

•	smaller impacts from lower volume scale and higher commodity costs.
Total SG&A decreased 4% to $20.6 billion, as reduced overhead and marketing spending was partially offset by increased foreign exchange transaction charges. SG&A as a percentage of net sales increased 30 basis points to 29.1%, as the negative scale impacts of lower net sales and inflationary impacts were partially offset by cost savings efforts.

•	Marketing spending as a percentage of net sales decreased 60 basis points behind lower spending due to efficiency efforts.

•
Overhead spending as a percentage of net sales increased 50 basis points as productivity savings of 60 basis points from reduced overhead spending were more than offset by wage inflation, investments in research and development, the negative scale impacts of lower net sales and higher restructuring costs.

•
Increased foreign exchange transaction charges added approximately 40 basis points to SG&A as a percentage of net sales, as current year foreign currency transaction charges (from revaluing receivables and payables denominated in a currency other than a local entity’s functional currency) were partially offset by lower year-on-year charges for Venezuela remeasurement and devaluation.

During fiscal 2015, the Company incurred a $2.0 billion ($2.1 billion after tax) charge related to the deconsolidation of its Venezuelan subsidiaries. See the “Venezuela Impacts” later in the Results of Operations section.
Non-Operating Items
Fiscal year 2016 compared with fiscal year 2015

•	Interest expense was $579 million in 2016, a decrease of $47 million versus the prior year due to lower average debt balances.

•	Interest income was $182 million in 2016, an increase of $33 million versus the prior year primarily due to increasing cash, cash equivalents and investment securities balances.

•
Other non-operating income, which primarily includes divestiture gains and investment income, decreased $115 million to $325 million, due primarily to lower gains on minor brand divestitures. In 2016, we had approximately $300 million in minor brand divestiture gains, including Escudo and certain hair care brands in Europe and IMEA. The prior year acquisition and divestiture activities included approximately $450 million in divestiture gains, including Zest, Camay, Fekkai and Wash & Go hair care brands and Vaposteam.

Fiscal year 2015 compared with fiscal year 2014

•	Interest expense was $626 million in 2015 a decrease of $83 million versus the prior year due to lower average debt balances and a decrease in weighted average interest rates.

•	Interest income was $149 million in 2015, an increase of $50 million versus the prior year due to an increase in cash, cash equivalents and investment securities.

•
Other non-operating income increased $231 million to $440 million, primarily due to minor brand divestiture gains. In 2015, we had approximately $450 million in minor brand divestiture gains, including Zest, Camay, Fekkai and Wash & Go hair care brands and Vaposteam. The prior year acquisition and divestiture activities included approximately $150 million in divestiture gains, primarily related to the sale of our bleach businesses in Europe, IMEA and Latin America, our Pert hair care business in Latin America and MDVIP.

Income Taxes
Fiscal year 2016 compared with fiscal year 2015
The effective tax rate on continuing operations increased 30 basis points to 25.0% in 2016 mainly due to a 260 basis point negative impact from the unfavorable geographic mix of earnings, a 130 basis point impact in the current year from the establishment of valuation allowances on deferred tax assets related to net operating loss carryforwards and the impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 55 basis points in the current year versus 85 basis points in the prior year), partially offset by a 400 basis point decrease related to the prior year non-deductibility of the Venezuelan deconsolidation charge.
Fiscal year 2015 compared with fiscal year 2014
The effective tax rate on continuing operations increased 360 basis points to 24.7% in 2015 mainly due to the non-deductibility of the $2.0 billion Venezuelan deconsolidation charge. The rate increase caused by lower favorable discrete adjustments related to uncertain income tax positions (the net benefit was 80 basis points in fiscal 2015 versus 170 basis points in fiscal 2014) was largely offset by a decrease related to favorable geographic earnings mix.
Net Earnings
Fiscal year 2016 compared with fiscal year 2015
Net earnings from continuing operations increased $1.7 billion or 21% to $10.0 billion primarily due to the base period charge of $2.1 billion after-tax related to the deconsolidation of

18 The Procter & Gamble Company

Venezuelan subsidiaries. Earnings also declined due to the impact of the decline in net sales in fiscal 2016, partially offset by improved gross margin and the reduction in SG&A. Foreign exchange impacts reduced net earnings by about $880 million in 2016 due to weakening of certain key currencies against the U.S. dollar, primarily in Argentina, Brazil, Canada, Mexico and Russia. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings from discontinued operations improved $1.7 billion in 2016 to $577 million. Batteries drove a $2.1 billion improvement due primarily to a $1.8 billion reduction in after-tax impairment charges in the Batteries business ($350 million in the current year compared to $2.1 billion in the base period) and a $422 million after-tax gain in the current period from the sale of the Batteries business. This was partially offset by a decrease in the earnings of the Beauty Brands (see Note 4 to the Consolidated Financial Statements).
Net earnings attributable to Procter & Gamble increased $3.5 billion, or 49% to $10.5 billion.
Diluted net earnings per share from continuing operations increased $0.65, or 23%, to $3.49 due to the increase in net earnings and a decline in the average number of shares outstanding. Diluted net earnings per share from discontinued operations were $0.20 primarily resulting from the gain on the sale of the Batteries business. This was an improvement of $0.60 per share versus the prior year. Diluted net earnings per share increased $1.25, or 51%, to $3.69.
Core EPS decreased 2% to $3.67. Core EPS in fiscal year 2016 represents diluted net earnings per share from continuing operations excluding charges for certain European legal matters and incremental restructuring related to our productivity and cost savings plan. The decline was driven by reduced net sales and foreign exchange impacts, partially offset by gross margin expansion.
Fiscal year 2015 compared with fiscal year 2014
Net earnings from continuing operations decreased $2.4 billion or 22% to $8.3 billion due to the $2.1 billion after-tax charge related to the deconsolidation of Venezuelan subsidiaries and the decline in net sales, partially offset by reduced SG&A. Foreign exchange impacts negatively affected net earnings by approximately $1.3 billion in 2015 due to the weakening of certain key currencies against the U.S. dollar, primarily in Russia, Ukraine, Venezuela and Argentina, partially offset by lower after-tax charges related to balance sheet remeasurement charges in Venezuela.

Net earnings from discontinued operations decreased $2.3 billion in 2015 due primarily to $2.1 billion of after-tax impairment charges in our Batteries business (see Note 4 to the Consolidated Financial Statements) and the absence of fiscal 2015 earnings from our divested Pet Care business. Net earnings attributable to Procter & Gamble decreased $4.6 billion, or 40% to $7.0 billion.
Diluted net earnings per share from continuing operations decreased $0.79, or 22%, to $2.84 due to the decrease in net earnings. We had a diluted net loss per share from discontinued operations of $0.40 due primarily to the impairment charges on the Batteries business. This was a reduction of $0.78 per share versus the prior year. Diluted net earnings per share decreased $1.57, or 39%, to $2.44.
Core EPS decreased 2% to $3.76. Core EPS represents diluted net earnings per share from continuing operations excluding charges for Venezuelan deconsolidation, balance sheet remeasurement charges from foreign exchange policy changes and devaluation in Venezuela, charges for certain European legal matters and incremental restructuring related to our productivity and cost savings plan. The decline was driven by reduced net sales, partially offset by minor brand divestiture gains.
Venezuela Impacts
There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our Venezuelan operations’ ability to pay dividends or pay for certain raw and package materials, finished goods and services denominated in U.S. dollars. For accounting purposes, this resulted in a lack of control over our Venezuelan subsidiaries. Therefore, in accordance with the applicable accounting standards for consolidation, effective June 30, 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. This resulted in a write-off of all of the net assets of our Venezuelan subsidiaries, along with Venezuela related assets held by other subsidiaries. Beginning with the first quarter of fiscal 2016, our financial results only include sales of finished goods to our Venezuelan subsidiaries to the extent we receive payments from Venezuela. Accordingly, we no longer include the results of our Venezuelan subsidiaries’ operations in our financial results.

The Procter & Gamble Company 19

SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs such as interest expense, investing activities and certain restructuring and asset impairment costs. These costs are reported in our Corporate segment and are included as part of our Corporate segment discussion. Additionally, as described in Note 2 to the Consolidated Financial Statements, we apply blended statutory tax rates in the segments. Eliminations to adjust segment results to arrive at our effective tax rate are included in Corporate. All references to net earnings throughout the discussion of segment results refer to net earnings from continuing operations.

	Net Sales Change Drivers 2016 vs. 2015*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(5)%	(2)%	(6)%	2%	—%	—%	(9)%
Grooming	(2)%	(2)%	(9)%	5%	(2)%	—%	(8)%
Health Care	(2)%	(2)%	(6)%	2%	1%	—%	(5)%
Fabric & Home Care	(1)%	1%	(6)%	—%	—%	—%	(7)%
Baby, Feminine & Family Care	(3)%	(2)%	(6)%	—%	—%	—%	(9)%
TOTAL COMPANY	(3)%	(1)%	(6)%	1%	—%	—%	(8)%

	Net Sales Change Drivers 2015 vs. 2014*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(3)%	(2)%	(5)%	2%	—%	—%	(6)%
Grooming	(3)%	(3)%	(8)%	4%	—%	—%	(7)%
Health Care	(1)%	(1)%	(5)%	2%	3%	—%	(1)%
Fabric & Home Care	1%	1%	(6)%	1%	—%	(1)%	(5)%
Baby, Feminine & Family Care	(1)%	(1)%	(6)%	2%	2%	—%	(3)%
TOTAL COMPANY	(1)%	(1)%	(6)%	2%	1%	(1)%	(5)%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2016	Change vs. 2015	2015	Change vs. 2014
Volume	N/A	(5)%	N/A	(3)%
Net sales	$11,477	(9)%	$12,608	(6)%
Net earnings	$1,975	(9)%	$2,181	(5)%
% of net sales	17.2%	(10) bps	17.3%	10 bps
Fiscal year 2016 compared with fiscal year 2015
Beauty net sales decreased 9% to $11.5 billion during the fiscal year on a 5% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 6%. Price increases had a 2% positive impact on net sales. Organic sales were unchanged on organic volume that decreased 2%. Global market share of the Beauty segment decreased 1.0 points. Volume decreased low single digits in developed markets and decreased high single digits in developing markets.

•
Volume in Hair Care was down mid-single digits. Developed markets declined mid-single digits due to competitive activity while developing markets declined mid-single digits driven by increased pricing, the Venezuela deconsolidation and minor brand divestitures. Global market share of the hair care category decreased more than a point.

•
Volume in Skin and Personal Care decreased high single digits, while organic volume decreased low single digits, with the difference attributable to the Camay and Zest brand divestitures and the Venezuela deconsolidation. Organic volume was unchanged in developed regions as commercial innovation was offset by ongoing competitive activity. Organic volume declined mid-single digits in developing regions primarily due to increased pricing and competitive activity. Global market share of the skin and personal care category decreased nearly a point.

20 The Procter & Gamble Company

Net earnings decreased 9% to $2.0 billion primarily due to the reduction in net sales, along with a 10 basis-point decrease in net earnings margin. Net earnings margin decreased due to an increase in SG&A as a percentage of net sales, largely offset by gross margin expansion. Gross margin improved due to productivity savings, increased pricing and lower commodity costs, partially offset by negative mix. SG&A as a percentage of net sales increased as lower marketing and overhead spending from the Company's focus on efficiencies was more than offset by the negative scale impacts from the reduction in sales.
Fiscal year 2015 compared with fiscal year 2014
Beauty net sales decreased 6% to $12.6 billion in 2015 on a 3% decrease in unit volume. Organic sales were unchanged on a 2% decline in organic volume. Unfavorable foreign exchange reduced net sales by 5%. Increased pricing was a benefit of 2%. Global market share of the Beauty segment decreased 0.6 points. Volume decreased low single digits in developed markets and was down mid-single digits in developing markets.

•
Volume in Hair Care decreased low single digits in both developed and developing markets following minor divestitures and competitive activity. Global market share of the hair care category was down more than half a point.

•
Volume in Skin and Personal Care was down mid-single digits, driven by a high single-digits decline in developing markets, primarily due to decreases in skin care and personal cleansing due to ongoing competitive activity. Volume was unchanged in developed markets. Global market share of the skin and personal care category was down half a point.

Net earnings decreased 5% to $2.2 billion primarily due to lower volume and the currency-driven reduction in net sales. Net earnings margin increased 10 basis points primarily due to a reduction in SG&A as a percent of sales, behind lower spending from the Company's focus on marketing efficiencies.
GROOMING

($ millions)	2016	Change vs. 2015	2015	Change vs. 2014
Volume	N/A	(2)%	N/A	(3)%
Net sales	$6,815	(8)%	$7,441	(7)%
Net earnings	$1,548	(13)%	$1,787	(9)%
% of net sales	22.7%	(130) bps	24.0%	(40) bps
Fiscal year 2016 compared with fiscal year 2015
Grooming net sales decreased 8% to $6.8 billion during the fiscal year on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 9%. Price increases in Shave Care contributed 5% to net sales. Unfavorable product mix decreased net sales by 2% due to a higher relative mix of disposable razors, which have lower than segment average selling prices compared to system razor cartridges. Organic sales increased 2%. Global market share of the Grooming segment decreased 1.1 points. Volume decreased low single digits in developed and developing regions.

•
Shave Care volume decreased low single digits in both developed and developing regions due to competitive activity and increased pricing. Global market share of the shave care category decreased more than half a point.

•
Volume in Appliances was up mid-single digits due to a mid-single-digit increase in developed regions from product innovation. Volume in developing regions increased low single digits due to growth from product innovation, partially offset by reductions due to increased pricing. Global market share of the Appliances category decreased more than half a point.

Net earnings decreased 13% to $1.5 billion due to the reduction in net sales and a 130 basis-point decrease in net earnings margin. Net earnings margin decreased due to increased SG&A as a percentage of net sales partially offset by a lower tax rate. Gross margin was unchanged as the benefits of increased pricing and productivity efforts were largely offset by unfavorable foreign exchange impacts and negative product mix caused by an increase in the proportion of disposable razor sales compared to system razor cartridges. SG&A as a percentage of net sales increased due to increased marketing spending and the negative scale impact of lower net sales. The tax rate declined due to the geographic mix of earnings.
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

•
Shave Care volume decreased low single digits due to a mid-single-digit decline in developed regions from lower trade inventory levels and a low-single digit decrease in developing regions following increased pricing. Global market share of the shave care category was up slightly.

•
Volume in Appliances increased mid-single digits due to mid-single-digit growth in developed markets and low single-digit growth in developing markets behind product innovation and market growth. Global market share of the Appliances category was flat.

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

The Procter & Gamble Company 21

HEALTH CARE

($ millions)	2016	Change vs. 2015	2015	Change vs. 2014
Volume	N/A	(2)%	N/A	(1)%
Net sales	$7,350	(5)%	$7,713	(1)%
Net earnings	$1,250	7%	$1,167	8%
% of net sales	17.0%	190 bps	15.1%	120 bps
Fiscal year 2016 compared with fiscal year 2015
Health Care net sales were down 5% to $7.4 billion during the fiscal year on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 6%. Price increases contributed 2% to net sales, mainly in developing markets. Favorable geographic mix increased net sales 1%, primarily driven by a decline in Oral Care volume in developing regions, which have lower than segment average selling prices. Organic sales increased 2%. Global market share of the Health Care segment decreased 0.7 points. Volume was up low single digits in developed regions and declined high single digits in developing regions.

•
Oral Care volume declined low single digits due to a high single-digit decrease in developing regions caused by increased pricing, competitive activity and reduced customer inventory. Volume in developed regions increased low single digits driven by product innovation. Global market share of the oral care category was down less than a point.

•
Volume in Personal Health Care decreased mid-single digits primarily due to a mid-single-digit decrease in developed regions driven by competitive activity and a weak cough/cold season. Volume in developing markets decreased low single digits due to increased pricing. Global market share of the personal health care category decreased half a point.

Net earnings increased 7% to $1.3 billion as the reduction in net sales was more than offset by a 190 basis-point increase in net earnings margin. Gross margin increased primarily due to manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased primarily due to reduced marketing spending from the focus on productivity and cost savings efforts.
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

Net earnings increased 8% to $1.2 billion as the reduction in net sales was more than offset by a 120 basis-point increase in net earnings margin. Net earnings margin increased due to gross margin expansion and reduced SG&A spending as a percentage of net sales. Gross margin increased primarily due to the impact of higher pricing and manufacturing cost savings. SG&A declined as a percentage of net sales due to a focus on marketing spending efficiencies.
FABRIC & HOME CARE

($ millions)	2016	Change vs. 2015	2015	Change vs. 2014
Volume	N/A	(1)%	N/A	1%
Net sales	$20,730	(7)%	$22,274	(5)%
Net earnings	$2,778	5%	$2,634	(5)%
% of net sales	13.4%	160 bps	11.8%	—
Fiscal year 2016 compared with fiscal year 2015
Fabric & Home Care net sales for the fiscal year were down 7% to $20.7 billion on unit volume that declined 1%. Unfavorable foreign exchange reduced net sales by 6%. Organic sales increased 1% on a 1% increase in organic volume, which excludes minor brand divestitures and the Venezuela deconsolidation. Global market share of the Fabric & Home Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions and was down high single digits in developing regions.

•
Fabric Care volume declined low single digits due to a double-digit decrease in developing regions driven by increased pricing, reduced distribution of less profitable brands, minor brand divestitures and the Venezuela deconsolidation. Organic volume in developing regions decreased high single digits. Volume in developed markets increased mid-single digits due to innovation and increased marketing. Global market share of the fabric care category was flat.

•
Home Care volume increased low single digits. Developed market volume increased low single digits as benefits from product innovation more than offset impacts from competitive activity. This was partially offset by a low single-digit decrease in developing regions following increased pricing. Global market share of the home care category was down slightly.

Net earnings increased 5% to $2.8 billion behind a 160 basis-point increase in net earnings margin, which more than offset the reduction in net sales. Net earnings margin increased due to gross margin expansion, partially offset by increased SG&A as a percentage of net sales. Increased gross margin was driven by manufacturing cost savings and lower commodity costs.

22 The Procter & Gamble Company

SG&A as a percentage of net sales increased due to an increase in marketing spending and the negative scale impacts from the reduction in net sales.
Fiscal year 2015 compared with fiscal year 2014
Fabric & Home Care net sales decreased 5% to $22.3 billion in 2015 on a 1% increase in unit volume. Organic sales increased 2%. Unfavorable foreign exchange reduced net sales by 6%, while pricing added 1% to net sales, mix was neutral, and minor brand divestitures had a negative impact of about 1%. Global market share of the Fabric & Home Care segment decreased 0.1 points. Volume increased low single digits in developed regions and was unchanged in developing regions.

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
BABY, FEMININE & FAMILY CARE

($ millions)	2016	Change vs. 2015	2015	Change vs. 2014
Volume	N/A	(3)%	N/A	(1)%
Net sales	$18,505	(9)%	$20,247	(3)%
Net earnings	$2,650	(10)%	$2,938	—%
% of net sales	14.3%	(20) bps	14.5%	50 bps
Fiscal year 2016 compared with fiscal year 2015
Baby, Feminine & Family Care net sales decreased 9% to $18.5 billion during the fiscal year on a 3% decline in unit volume. Unfavorable foreign exchange reduced net sales by 6%. Organic sales declined 1% on a 2% decline in organic volume. Global market share of the Baby, Feminine & Family Care segment decreased 1.1 points. Volume increased low single digits in developed regions and decreased double digits in developing regions.

•
Volume in Baby Care was down mid-single digits due to a high single-digit decrease in developing regions caused by price increases in the previous fiscal year, the Venezuela deconsolidation and competitive activity. Organic volume in developing markets was down mid-single digits. Volume was up low single digits in developed regions as product innovation and market growth more than offset competitive activity. Global market share of the baby care category decreased less than two points, primarily attributable to developing markets.

•
Volume in Feminine Care declined low single digits due to a mid-single-digit decrease in developing regions caused by competitive activity and price increases in the previous fiscal year, partially offset by market growth. In developed regions, volume was unchanged. Global market share of the feminine care category decreased more than half a point.

•
Volume in Family Care decreased low single digits due to a double-digit decline in developing regions driven by the discontinuation of non-strategic products. Volume in developed regions increased low single digits due to product innovation and increased merchandising. In the U.S., all-outlet share of the family care category decreased nearly half a point.

Net earnings decreased 10% to $2.7 billion primarily due to the reduction in net sales. Net earnings margin decreased 20 basis points as higher gross margin was more than offset by an increase in SG&A as a percentage of net sales and a higher tax rate. Gross margin increased driven by manufacturing cost savings and lower commodity costs, partially offset by negative product mix. SG&A as a percentage of net sales increased due to the negative scale impact from the reduction in net sales. The higher tax rate versus the prior year was due to the geographic mix of earnings.
Fiscal year 2015 compared with fiscal year 2014
Baby, Feminine & Family Care net sales were down 3% to $20.2 billion in 2015 on a 1% decline in unit volume. Organic sales were up 3%. Price increases, primarily in Baby Care, increased net sales by 2%. Favorable geographic mix from higher developed market volume in both Feminine Care and Baby Care and from product mix in Feminine Care increased net sales by 2%. Unfavorable foreign exchange reduced net sales by 6%. Global market share of the Baby, Feminine & Family Care segment decreased 0.6 points. Volume increased low single digits in developed regions and decreased high single digits in developing regions.

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

The Procter & Gamble Company 23

Net earnings were unchanged at $2.9 billion as the reduction in net sales was offset by a 50 basis-point increase in net earnings margin. Net earnings margin increased due to higher gross margin, partially offset by an increase in SG&A as a percent of net sales. The increase in gross margin was driven by higher pricing and manufacturing cost savings, partially offset by foreign exchange. SG&A as a percent of net sales increased as spending reductions did not keep pace with the currency-driven decline in sales.
CORPORATE

($ millions)	2016	Change vs. 2015	2015	Change vs. 2014
Net sales	$422	(9)%	$466	(37)%
Net loss	$(174)	N/A	$(2,420)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the gains and losses related to certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; certain significant asset impairment and deconsolidation charges; and certain balance sheet impacts from significant foreign exchange devaluations. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item includes income taxes to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate.
Fiscal year 2016 compared with fiscal year 2015
Corporate net sales decreased $44 million during the fiscal year. Corporate net earnings from continuing operations improved by approximately $2.2 billion during the fiscal year, primarily due to the $2.1 billion Venezuela deconsolidation charge in the prior fiscal year and lower foreign currency transactional charges. Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.
Fiscal year 2015 compared with fiscal year 2014
Net sales in Corporate decreased by $271 million in 2015 primarily due to the prior year divestiture of the MDVIP business. Corporate net expenses from continuing operations increased $2.0 billion in 2015, primarily due to the charge related to the deconsolidation of the Venezuelan subsidiaries, increased foreign exchange transactional charges and incremental restructuring charges, which were partially offset by gains on minor brand divestitures.
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
As part of this plan, the Company expects to incur approximately $5.5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Through the end of fiscal 2016, 89% of the expected costs have been incurred. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. Overall, these costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3.0 billion in annual before-tax gross savings. The cumulative before-tax savings realized through 2016 were approximately $2.4 billion.
Restructuring accruals of $315 million as of June 30, 2016 are classified as current liabilities. During fiscal 2016, 51% of the restructuring charges incurred either have been or will be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that yield additional benefits to our operating margins.
Refer to Note 3 to our Consolidated Financial Statements for more details on the restructuring program and to the Operating Costs section of the MD&A for more information about the total benefit to operating margins from our total savings efforts.
CASH FLOW, FINANCIAL CONDITION AND LIQUIDITY
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and to readily access capital markets at competitive rates.
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
Operating Cash Flow
Fiscal year 2016 compared with fiscal year 2015
Operating cash flow was $15.4 billion in 2016, a 6% increase from the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, loss/(gain) on sale of businesses and impairment charges) generated $13.6 billion of operating cash

24 The Procter & Gamble Company

flow. Working capital and other impacts generated $1.8 billion of operating cash flow.

•
Reduced accounts receivable generated $35 million of cash due to improved collection results partially offset by sales mix. The number of days sales outstanding increased 1 day due to foreign exchange impacts.

•	Lower inventory generated $116 million of cash mainly due to supply chain optimizations and lower commodity costs. Inventory days on hand increased 4 days primarily due to foreign exchange impacts.

•
Accounts payable, accrued and other liabilities increased, generating $1.3 billion in operating cash flow, of which approximately $0.8 billion was driven by extended payment terms with our suppliers. The balance was primarily driven by an increase in fourth quarter marketing activity versus the prior year. These items, along with the impact of foreign exchange, drove a 24 day increase in days payable outstanding. Although difficult to project due to market and other dynamics, we anticipate similar cash flow benefits from the extended payment terms with suppliers over the next fiscal year.

•	Other operating assets and liabilities generated $204 million of cash.
Fiscal year 2015 compared with fiscal year 2014
Operating cash flow was $14.6 billion in 2015, a 5% increase from the prior year. Operating cash flows resulted primarily from net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, impairment charges, gains on sale of businesses and the Venezuela deconsolidation charge) and a decrease in working capital, partially offset by the impact of other operating assets and liabilities.

•
Reduced accounts receivable generated $349 million of cash due to changes in customer terms and improved collection results. The number of days sales outstanding decreased 5 days due to foreign exchange impacts and improvements in collection results and customer terms.

•
Lower inventory generated $313 million of cash mainly due to supply chain optimizations and lower commodity costs. Inventory days on hand decreased 7 days due to foreign exchange impacts, supply chain optimizations and lower commodity costs.

•	Accounts payable, accrued and other liabilities increased, generating $928 million in operating cash flow primarily driven by extended payment terms.

•	Other operating assets and liabilities utilized $976 million of cash primarily due to the elimination of the deferred tax impacts associated with the Pet Care divestiture.
Adjusted Free Cash Flow. We view adjusted free cash flow as an important measure because it is a factor impacting the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment. It is defined as operating cash flow less capital expenditures and excluding certain divestiture impacts (tax payments in the prior year for the Pet Care divestiture) and is one of the measures used to evaluate senior management and determine their at-risk compensation.

Fiscal year 2016 compared with fiscal year 2015
Adjusted free cash flow was $12.1 billion in 2016, an increase of 4% versus the prior year. The increase was driven by the increase in operating cash flows and decrease in capital spending. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings excluding the impairment charges and gain on the sale of the Batteries business, was 115% in 2016.
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
Investing Cash Flow
Fiscal year 2016 compared with fiscal year 2015
Net investing activities consumed $5.6 billion in cash in 2016 mainly due to capital spending, divestiture transactions and net purchases of short-term investments, partially offset by sales or maturities of short-term investments.
Fiscal year 2015 compared with fiscal year 2014
Net investing activities consumed $2.9 billion in cash in 2015 mainly due to capital spending, net purchases of available-for-sale securities and a reduction in cash due to Venezuela deconsolidation, partially offset by asset sales.
Capital Spending. Capital expenditures, primarily to support capacity expansion, innovation and cost efficiencies, were $3.3 billion in 2016 and $3.7 billion in 2015. Capital spending as a percentage of net sales decreased 20 basis points to 5.1% in 2016. Capital spending as a percentage of net sales was 5.3% in 2015.
Acquisitions. Acquisition activity was not material in 2016 or 2015.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales in 2016 contributed $432 million in cash, primarily from plant asset sales and other minor brand divestitures. Proceeds from asset sales contributed $4.5 billion in cash in 2015 primarily from the sale of our Pet Care business, the sale of our Chinese battery venture, and other minor brand divestitures.
Financing Cash Flow
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 3% to $2.66 per share in 2016. Total dividend payments to common and preferred shareholders were $7.4 billion in 2016 and $7.3 billion in 2015. In April 2016, the Board of Directors declared an increase in our quarterly dividend from $0.6629 to $0.6695 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 1% increase compared to the prior quarterly dividend and is the 60th consecutive year that our dividend has increased. We

The Procter & Gamble Company 25

have paid a dividend for 126 years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $30.6 billion as of June 30, 2016 and $30.3 billion as of June 30, 2015.
Treasury Purchases. Total share repurchases were $4.0 billion in 2016 and $4.6 billion in 2015. In addition, the cash infusion of $1.7 billion in the Batteries divestiture was reflected as a purchase of treasury stock.
Liquidity
At June 30, 2016, our current assets exceeded current liabilities by $3.0 billion largely due to current assets and current liabilities of the Beauty Brands business held for sale. Excluding current assets and current liabilities of the Beauty Brands business held for sale, our current liabilities exceeded current assets by $1.8 billion, largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2016, $11.0 billion of the Company’s cash, cash equivalents and marketable securities is held off-shore by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. We do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. Of the June 30, 2016 balance of off-shore cash, cash equivalents and marketable securities, the majority relates to various Western European countries. As of June 30, 2016, we did not have material cash, cash equivalents and marketable securities balances in any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds.

We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, which have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
On June 30, 2016, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2020 and November 2016, respectively. The 364-day facility can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

26 The Procter & Gamble Company

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2016.

Amounts in millions	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$30,221	$11,635	$3,660	$3,467	$11,459
Capital leases	45	16	21	5	3
Uncertain tax positions (1)	247	247	—	—	—
OTHER
Interest payments relating to long-term debt	6,439	684	1,249	979	3,527
Operating leases (2)	1,563	237	464	360	502
Minimum pension funding (3)	640	215	425	—	—
Purchase obligations (4)	1,794	881	391	234	288
TOTAL CONTRACTUAL COMMITMENTS	$40,949	$13,915	$6,210	$5,045	$15,779

(1)
As of June 30, 2016, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $1.2 billion, including $343 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2016, cannot be made.

(2)	Operating lease obligations are shown net of guaranteed sublease income.

(3)
Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2019 are not currently determinable.

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
Our operating principles are that our tax structure is based on our business operating model, such that profits are earned in line with the business substance and functions of the various legal entities. However, we may have income tax exposure related to the determination of the appropriate transfer prices

The Procter & Gamble Company 27

for our various cross-border transactions. We obtain advance rulings with tax authorities to support our positions, where possible, to help manage these exposures. Nonetheless, many of the underlying transactions are subject to audit, resulting in uncertainty until the ultimate audit resolution. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate. For additional details on the Company's income taxes, see Note 5 to the Consolidated Financial Statements.
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
The expected return on plan assets assumption impacts our defined benefit expense, since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2016, the average return on assets assumptions for pension plan assets and OPEB assets was 7.2% and 8.3%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit expense by approximately $100 million.

Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans and OPEB plans of 2.1% and 3.6%, respectively, represents a weighted average of local rates in countries where such plans exist. A 100 basis point change in the pension discount rate would impact annual after-tax defined benefit pension expense by approximately $200 million. A change in the OPEB discount rate of 100 basis points would impact annual after-tax OPEB expense by approximately $86 million. For additional details on our defined benefit pension and OPEB plans, see Note 8 to the Consolidated Financial Statements.
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

28 The Procter & Gamble Company

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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our continuing goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. While both of these wholly-acquired reporting units have fair value cushions that currently exceed the underlying carrying values, the Shave Care cushion, as well as certain of the related indefinite-lived intangible assets, have been reduced to below 20% due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar that began in recent years and continued during fiscal 2016. As a result, this unit is more susceptible to impairment risk from adverse changes in business operating plans and macroeconomic environment conditions, including any further significant devaluation of major currencies relative to the U.S. dollar. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles.
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. Changes to, or a failure to, achieve these business plans or a further deterioration of the macroeconomic conditions could result in a valuation that would trigger an impairment of the goodwill and intangible assets of these businesses.

See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible asset impairment testing results.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2016.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a centralized basis to take advantage of natural exposure correlation and netting. Except within financing operations, we leverage the Company's diversified portfolio of exposures as a natural hedge and prioritize operational hedging activities over financial market instruments. To the extent we choose to further manage volatility associated with the net exposures, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices. See Note 9 to the Consolidated Financial Statements for a discussion of our accounting policies for derivative instruments.
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the CorporateManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2016. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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

The Procter & Gamble Company 29

Based on our interest rate exposure as of and during the year ended June 30, 2016, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2016, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2016 and June 30, 2015, we did not have any commodity hedging activity.
Measures Not Defined By U.S. GAAP
Our discussion of financial results includes several "non-GAAP" financial measures. We believe that these measures provide useful perspective of underlying business trends (i.e. trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted. These measures include:
Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of the Venezuela deconsolidation, acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis, and this measure is used in assessing achievement of management goals for at-risk compensation.
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2016	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(9)%	6%	3%	—%
Grooming	(8)%	9%	1%	2%
Health Care	(5)%	6%	1%	2%
Fabric & Home Care	(7)%	6%	2%	1%
Baby, Feminine & Family Care	(9)%	6%	2%	(1)%
TOTAL COMPANY	(8)%	6%	3%	1%

Year ended June 30, 2015	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(6)%	5%	1%	—%
Grooming	(7)%	8%	—%	1%
Health Care	(1)%	5%	—%	4%
Fabric & Home Care	(5)%	6%	1%	2%
Baby, Feminine & Family Care	(3)%	6%	—%	3%
TOTAL COMPANY	(5)%	6%	1%	2%

*	Acquisition/Divestiture Impact also includes the impact of the Venezuela deconsolidation and the rounding impacts necessary to reconcile net sales to organic sales.
Core EPS. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views these non-GAAP measures as a useful supplemental measure of Company performance over time. The table below provides a reconciliation of revised diluted net earnings per share to Core EPS, including the following reconciling items:

•
Incremental restructuring: While the Company has and continues to have an ongoing level of restructuring activities, beginning in 2012 we began a $10 billion strategic productivity and cost savings initiative that includes incremental restructuring activities. This results in incremental restructuring charges to accelerate productivity efforts and cost savings. The charges include only the incremental portion of the restructuring costs.

•	Venezuela deconsolidation charge: For accounting purposes, evolving conditions resulted in a lack of control over our Venezuelan subsidiaries. Therefore, in

30 The Procter & Gamble Company

accordance with the applicable accounting standards for consolidation, effective June 30, 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. The charge was incurred to write off our net assets related to Venezuela.

•
Charges for certain European legal matters: Several countries in Europe issued separate complaints alleging that the Company, along with several other companies, engaged in violations of competition laws in prior periods. The Company established Legal Reserves related to these charges. Management does not view these charges as indicative of underlying business results.

•
Venezuela Balance Sheet Remeasurement & Devaluation Impacts: Venezuela is a highly inflationary economy under U.S. GAAP. Prior to deconsolidation, the government enacted episodic changes to currency exchange mechanisms and rates, which resulted in currency remeasurement charges for non-dollar denominated monetary assets and liabilities held by our Venezuelan subsidiaries.

We do not view the above items to be part of our sustainable results, and their exclusion from core earnings measures provides a more comparable measure of year-on-year results.

Years ended June 30	2016	2015	2014
Diluted net earnings per share - continuing operations	$3.49	$2.84	$3.63
Incremental restructuring charges	0.18	0.17	0.11
Venezuela balance sheet devaluation impacts	—	0.04	0.09
Charges for European legal matters	—	0.01	0.02
Venezuelan deconsolidation	—	0.71	—
Rounding	—	(0.01)	—
CORE EPS	$3.67	$3.76	$3.85
Core EPS Growth	(2)%	(2)%	5%

*	All reconciling items are presented net of tax. Tax effects are calculated consistent with the nature of the underlying transaction.
Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital spending excluding tax payments related to the divestiture of the discontinued Pet business. Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment.

The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Free Cash Flow	Divestiture impacts*	Adjusted Free Cash Flow
2016	$15,435	$(3,314)	$12,121	$—	$12,121
2015	14,608	(3,736)	10,872	729	11,601
2014	13,958	(3,848)	10,110	—	10,110

*	Divestiture impacts relate to tax payments for the Pet Care divestiture in fiscal 2015.
Adjusted Free Cash Flow Productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding Batteries impairments, the gain on the sale of the Batteries business and Venezuela charges. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Net Earnings	Gain on Batteries Sale / Impairment & Decon- solidation Charges	Net Earnings Excluding Batteries Gain/Impairment & Deconsolid- ation Charges	Adjusted Free Cash Flow	Adjusted Free Cash Flow Productivity
2016	$10,604	$(72)	$10,532	$12,121	115%
2015	7,144	4,187	11,331	11,601	102%
2014	11,785	—	11,785	10,100	86%
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis, and Note 9 to the Consolidated Financial Statements.

The Procter & Gamble Company 31

Item 8. Financial Statements and Supplementary Data.

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
Strong internal controls is an objective that is reinforced through our Worldwide Business Conduct Manual, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. Our people are deeply committed to our Purpose, Values, and Principles, which unite us in doing what’s right. Our system of internal controls includes written policies and procedures, segregation of duties, and the careful selection and development of employees. Additional key elements of our internal control structure include our Global Leadership Council, which is actively involved in oversight of the business strategies, initiatives, results and controls, our Disclosure Committee, which is responsible for evaluating disclosure implications of significant business activities and events, our Board of Directors, which provides strong and effective corporate governance, and our Audit Committee, which reviews significant accounting policies, financial reporting and internal control matters.
The Company's internal control over financial reporting includes a Control Self-Assessment Program that is conducted annually for critical financial reporting areas of the Company and is audited by our Global Internal Audit organization. Management takes the appropriate action to correct any identified control deficiencies. Global Internal Audit also performs financial and compliance audits around the world, provides training, and continuously improves our internal control processes.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2016, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2016, as stated in their report which is included herein.

/s/ David S. Taylor
David S. Taylor
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller
Jon R. Moeller
Chief Financial Officer

August 9, 2016

32 The Procter & Gamble Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Procter & Gamble Company
Cincinnati, Ohio
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of The Procter & Gamble Company and subsidiaries at June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 and Note 13 to the Consolidated Financial Statements, on July 1, 2015, the Company adopted the new accounting guidance in ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 9, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 9, 2016

The Procter & Gamble Company 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Procter & Gamble Company
Cincinnati, Ohio
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended June 30, 2016 of the Company and our report dated August 9, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption on July 1, 2015 of the new accounting guidance in ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 9, 2016

34 The Procter & Gamble Company

Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2016	2015	2014
NET SALES	$65,299	$70,749	$74,401
Cost of products sold	32,909	37,056	39,030
Selling, general and administrative expense	18,949	20,616	21,461
Venezuela deconsolidation charge	—	2,028	—
OPERATING INCOME	13,441	11,049	13,910
Interest expense	579	626	709
Interest income	182	149	99
Other non-operating income, net	325	440	209
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,369	11,012	13,509
Income taxes on continuing operations	3,342	2,725	2,851
NET EARNINGS FROM CONTINUING OPERATIONS	10,027	8,287	10,658
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	577	(1,143)	1,127
NET EARNINGS	10,604	7,144	11,785
Less: Net earnings attributable to noncontrolling interests	96	108	142
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$10,508	$7,036	$11,643

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$3.59	$2.92	$3.78
Earnings/(loss) from discontinued operations	0.21	(0.42)	0.41
BASIC NET EARNINGS PER COMMON SHARE	$3.80	$2.50	$4.19
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$3.49	$2.84	$3.63
Earnings/(loss) from discontinued operations	0.20	(0.40)	0.38
DILUTED NET EARNINGS PER COMMON SHARE	$3.69	$2.44	$4.01
DIVIDENDS PER COMMON SHARE	$2.66	$2.59	$2.45

(1)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 35

Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2016	2015	2014
NET EARNINGS	$10,604	$7,144	$11,785
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(1,679)	(7,220)	1,044
Unrealized gains/(losses) on hedges (net of $5, $739 and $(209) tax, respectively)	1	1,234	(347)
Unrealized gains/(losses) on investment securities (net of $7, $0 and $(4) tax, respectively)	28	24	9
Unrealized gains/(losses) on defined benefit retirement plans (net of $(621), $328 and $(356) tax, respectively)	(1,477)	844	(869)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(3,127)	(5,118)	(163)
TOTAL COMPREHENSIVE INCOME	7,477	2,026	11,622
Less: Total comprehensive income attributable to noncontrolling interests	96	108	150
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$7,381	$1,918	$11,472

See accompanying Notes to Consolidated Financial Statements.

36 The Procter & Gamble Company

Consolidated Balance Sheets

Amounts in millions; Years ended June 30	2016	2015
Assets
CURRENT ASSETS
Cash and cash equivalents	$7,102	$6,836
Available-for-sale investment securities	6,246	4,767
Accounts receivable	4,373	4,568
INVENTORIES
Materials and supplies	1,188	1,266
Work in process	563	525
Finished goods	2,965	3,188
Total inventories	4,716	4,979
Deferred income taxes	1,507	1,356
Prepaid expenses and other current assets	2,653	2,708
Current assets held for sale	7,185	4,432
TOTAL CURRENT ASSETS	33,782	29,646
PROPERTY, PLANT AND EQUIPMENT, NET	19,385	19,655
GOODWILL	44,350	44,622
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	24,527	25,010
NONCURRENT ASSETS HELD FOR SALE	—	5,204
OTHER NONCURRENT ASSETS	5,092	5,358
TOTAL ASSETS	$127,136	$129,495
Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$9,325	$8,138
Accrued and other liabilities	7,449	8,091
Current liabilities held for sale	2,343	1,543
Debt due within one year	11,653	12,018
TOTAL CURRENT LIABILITIES	30,770	29,790
LONG-TERM DEBT	18,945	18,327
DEFERRED INCOME TAXES	9,113	9,179
NONCURRENT LIABILITIES HELD FOR SALE	—	717
OTHER NONCURRENT LIABILITIES	10,325	8,432
TOTAL LIABILITIES	69,153	66,445
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	1,038	1,077
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2016 - 4,009.2, 2015 - 4,009.2 )	4,009	4,009
Additional paid-in capital	63,714	63,852
Reserve for ESOP debt retirement	(1,290)	(1,320)
Accumulated other comprehensive income/(loss)	(15,907)	(12,780)
Treasury stock, at cost (shares held: 2016 - 1,341.2, 2015 - 1,294.7)	(82,176)	(77,226)
Retained earnings	87,953	84,807
Noncontrolling interest	642	631
TOTAL SHAREHOLDERS' EQUITY	57,983	63,050
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$127,136	$129,495

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 37

Consolidated Statements of Shareholders' Equity

Dollars in millions; Shares in thousands	Common Shares Outstanding	Common Stock	Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total
BALANCE JUNE 30, 2013	2,742,327	$4,009	$1,137	$63,538	($1,352)	($7,499)	($71,966)	$80,197	$645	$68,709
Net earnings								11,643	142	11,785
Other comprehensive income						(163)				(163)
Dividends to shareholders:
Common								(6,658)		(6,658)
Preferred, net of tax benefits								(253)		(253)
Treasury purchases	(74,987)						(6,005)			(6,005)
Employee plan issuances	40,288			364			2,144			2,508
Preferred stock conversions	3,178		(26)	4			22			—
ESOP debt impacts					12			61		73
Noncontrolling interest, net				5					(25)	(20)
BALANCE JUNE 30, 2014	2,710,806	$4,009	$1,111	$63,911	($1,340)	($7,662)	($75,805)	$84,990	$762	$69,976
Net earnings								7,036	108	7,144
Other comprehensive loss						(5,118)				(5,118)
Dividends to shareholders:
Common								(7,028)		(7,028)
Preferred, net of tax benefits								(259)		(259)
Treasury purchases	(54,670)						(4,604)			(4,604)
Employee plan issuances	54,100			156			3,153			3,309
Preferred stock conversions	4,335		(34)	4			30			—
ESOP debt impacts					20			68		88
Noncontrolling interest, net				(219)					(239)	(458)
BALANCE JUNE 30, 2015	2,714,571	$4,009	$1,077	$63,852	($1,320)	($12,780)	($77,226)	$84,807	$631	$63,050
Net earnings								10,508	96	10,604
Other comprehensive loss						(3,127)				(3,127)
Dividends to shareholders:
Common								(7,181)		(7,181)
Preferred, net of tax benefits								(255)		(255)
Treasury purchases (1)	(103,449)						(8,217)			(8,217)
Employee plan issuances	52,089			(144)			3,234			3,090
Preferred stock conversions	4,863		(39)	6			33			—
ESOP debt impacts					30			74		104
Noncontrolling interest, net									(85)	(85)
BALANCE JUNE 30, 2016	2,668,074	$4,009	$1,038	$63,714	($1,290)	($15,907)	($82,176)	$87,953	$642	$57,983

(1)	Includes $4,213 of treasury shares acquired in the divestiture of the Batteries business (see Note 13).

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company

Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2016	2015	2014
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$6,836	$8,548	$5,930
OPERATING ACTIVITIES
Net earnings	10,604	7,144	11,785
Depreciation and amortization	3,078	3,134	3,141
Share-based compensation expense	335	337	360
Deferred income taxes	(815)	(803)	(44)
Gain on sale of businesses	(41)	(766)	(154)
Venezuela deconsolidation charge	—	2,028	—
Goodwill and intangible asset impairment charges	450	2,174	—
Change in accounts receivable	35	349	87
Change in inventories	116	313	8
Change in accounts payable, accrued and other liabilities	1,285	928	1
Change in other operating assets and liabilities	204	(976)	(1,557)
Other	184	746	331
TOTAL OPERATING ACTIVITIES	15,435	14,608	13,958
INVESTING ACTIVITIES
Capital expenditures	(3,314)	(3,736)	(3,848)
Proceeds from asset sales	432	4,498	577
Cash related to deconsolidated Venezuela operations	—	(908)	—
Acquisitions, net of cash acquired	(186)	(137)	(24)
Purchases of short-term investments	(2,815)	(3,647)	(568)
Proceeds from sales of short-term investments	1,354	1,203	24
Cash transferred in Batteries divestiture	(143)	—	—
Restricted cash related to Beauty Brands divestiture	(996)	—	—
Change in other investments	93	(163)	(261)
TOTAL INVESTING ACTIVITIES	(5,575)	(2,890)	(4,100)
FINANCING ACTIVITIES
Dividends to shareholders	(7,436)	(7,287)	(6,911)
Change in short-term debt	(418)	(2,580)	3,304
Additions to long-term debt	3,916	2,138	4,334
Reductions of long-term debt	(2,213)	(3,512)	(4,095)
Treasury stock purchases	(4,004)	(4,604)	(6,005)
Treasury stock from cash infused in Batteries divestiture	(1,730)	—	—
Impact of stock options and other	2,672	2,826	2,094
TOTAL FINANCING ACTIVITIES	(9,213)	(13,019)	(7,279)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(381)	(411)	39
CHANGE IN CASH AND CASH EQUIVALENTS	266	(1,712)	2,618
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,102	$6,836	$8,548
SUPPLEMENTAL DISCLOSURE
Cash payments for:
Interest	$569	$678	$686
Income taxes	3,730	4,558	3,320
Divestiture of Batteries business in exchange for shares of P&G stock (1)	4,213	—	—
Assets acquired through non-cash capital leases are immaterial for all periods.

(1)	Includes $1,730 from cash infused into the Batteries business pursuant to the divestiture agreement (see Note 13).

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39

Notes to Consolidated Financial Statements
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. We have on-the-ground operations in approximately 70 countries.
Basis of Presentation
The Consolidated Financial Statements include the Company and its controlled subsidiaries. Intercompany transactions are eliminated. Prior year amounts have been reclassified to conform with current year presentation for amounts related to segment reporting (see Note 2) and discontinued operations (see Note 13).
There are a number of currency and other operating controls and restrictions in Venezuela, which have evolved over time and may continue to evolve in the future. These evolving conditions resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. For accounting purposes, this resulted in a lack of control over our Venezuelan subsidiaries. Therefore, in accordance with the applicable accounting standards for consolidation, effective June 30, 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for our investment in those subsidiaries using the cost method of accounting. This resulted in a write-off of all of the net assets of our Venezuelan subsidiaries, along with Venezuela related assets held by other subsidiaries. Beginning with the first quarter of fiscal 2016, our financial results only include sales of finished goods to our Venezuelan subsidiaries to the extent we receive payments from Venezuela. Accordingly, we no longer include the results of our Venezuelan subsidiaries’ operations in our financial results.
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
Cost of Products Sold
Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $1.9 billion in 2016, $2.0 billion in 2015 and $1.9 billion in 2014 (reported in Net earnings from continuing operations). Advertising costs, charged to expense as incurred, include worldwide television,

Amounts in millions of dollars except per share amounts or as otherwise specified.

40 The Procter & Gamble Company

print, radio, internet and in-store advertising expenses and were $7.2 billion in 2016, $7.2 billion in 2015 and $7.9 billion in 2014 (reported in Net earnings from continuing operations). Non-advertising related components of the Company's total marketing spending include costs associated with consumer promotions, product sampling and sales aids, which are included in SG&A, as well as coupons and customer trade funds, which are recorded as reductions to Net sales.
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
Inventory Valuation
Inventories are valued at the lower of cost or market value. Product-related inventories are maintained on the first-in, first-out method. The cost of spare part inventories is maintained using the average-cost method.
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
We have acquired brands that have been determined to have indefinite lives. Those assets are evaluated annually for impairment. We evaluate a number of factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. In addition, when certain events or changes in operating conditions occur, an additional impairment assessment is performed and indefinite-lived assets may be adjusted to a determinable life.
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
For additional details on goodwill and intangible assets see Note 4.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 41

Fair Values of Financial Instruments
Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments, including cash equivalents, certain investments and short-term debt, are recorded at cost, which approximates fair value. The fair values of long-term debt and financial instruments are disclosed in Note 9.
New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard no later than July 1, 2018. While we are currently assessing the impact of the new standard, we do not expect this new guidance to have a material impact on our Consolidated Financial Statements.
On July 1, 2015, the Company adopted ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The guidance included new reporting and disclosure requirements for discontinued operations. For additional details on discontinued operations, see Note 13.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than July 1, 2019. We are currently assessing the impact that the new standard will have on our Consolidated Financial Statements. For additional details on our operating leases, see Note 12.
In March 2016, the FASB issued ASU 2016-09, “Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard amends several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We will adopt the standard no later than July 1, 2017. While we are currently assessing the impact of the new standard, we do not expect the new guidance to have a material impact on our Consolidated Financial Statements.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our Consolidated Financial Statements.
NOTE 2
SEGMENT INFORMATION
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, initially comprised of 43 of its beauty brands (“Beauty Brands”), which will be merged with Coty Inc. ("Coty"). The transaction includes the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands and is expected to close in October 2016. In February 2016, the Company completed the divestiture of its Batteries business to Berkshire Hathaway. The Company completed the divestiture of its Pet Care business in the previous fiscal year. Each of these businesses are reported as discontinued operations for all periods presented (see Note 13).
Under U.S. GAAP, our remaining Global Business Units (GBUs) are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric & Home Care and 5) Baby, Feminine & Family Care. Our five reportable segments are comprised of:

•	Beauty: Hair Care (Conditioner, Shampoo, Styling Aids, Treatments); Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care);

•	Grooming: Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Appliances;

•	Health Care: Oral Care (Toothbrushes, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care);

•	Fabric & Home Care: Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care ); and

•	Baby, Feminine & Family Care: Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper).
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

42 The Procter & Gamble Company

Our business units are comprised of similar product categories. Nine business units individually accounted for 5% or more of consolidated net sales as follows:

% of Sales by Business Unit*
Years ended June 30	2016	2015	2014
Fabric Care	22%	22%	22%
Baby Care	14%	15%	15%
Hair Care	10%	11%	11%
Home Care	10%	9%	9%
Shave Care	9%	9%	10%
Family Care	8%	8%	7%
Oral Care	8%	8%	7%
Skin and Personal Care	8%	7%	7%
Feminine Care	6%	6%	6%
All Other	5%	5%	6%
TOTAL	100%	100%	100%

*	% of sales by business unit excludes sales held in Corporate.

The Company had net sales in the U.S. of $27.0 billion, $26.8 billion and $26.7 billion for the years ended June 30, 2016, 2015 and 2014, respectively. Long-lived assets in the U.S. totaled $8.5 billion and $8.3 billion as of June 30, 2016 and 2015, respectively. Long-lived assets consists of property, plant and equipment. No other country's net sales or long-lived assets exceed 10% of the Company totals.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of consolidated net sales in 2016, 2015 and 2014. No other customer represents more than 10% of our consolidated net sales.

Global Segment Results		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY (1)	2016	$11,477	$2,636	$1,975	$218	$3,888	$435
	2015	12,608	2,895	2,181	247	4,004	411
	2014	13,401	3,020	2,300	256	4,564	376
GROOMING	2016	6,815	2,009	1,548	451	22,819	383
	2015	7,441	2,374	1,787	540	23,090	372
	2014	8,009	2,589	1,954	576	23,767	369
HEALTH CARE	2016	7,350	1,812	1,250	204	5,139	240
	2015	7,713	1,700	1,167	202	5,212	218
	2014	7,798	1,597	1,083	199	5,879	253
FABRIC & HOME CARE	2016	20,730	4,249	2,778	531	6,919	672
	2015	22,274	4,059	2,634	547	7,155	986
	2014	23,506	4,264	2,770	539	7,938	1,057
BABY, FEMININE & FAMILY CARE	2016	18,505	4,042	2,650	886	9,863	1,261
	2015	20,247	4,317	2,938	924	10,109	1,337
	2014	20,950	4,310	2,940	908	10,946	1,317
CORPORATE (1) (2)	2016	422	(1,379)	(174)	788	78,508	323
	2015	466	(4,333)	(2,420)	674	79,925	412
	2014	737	(2,271)	(389)	663	91,172	476
TOTAL COMPANY	2016	$65,299	$13,369	$10,027	$3,078	$127,136	$3,314
	2015	70,749	11,012	8,287	3,134	129,495	3,736
	2014	74,401	13,509	10,658	3,141	144,266	3,848

(1)	Prior year adjustments were made to total assets for the Beauty and Corporate reportable segments related to certain Beauty Brands trademarks included in the scope of the Beauty Brands transaction.

(2)
The Corporate reportable segment includes depreciation and amortization, total assets and capital expenditures of the Pet Care and Batteries businesses prior to their divestiture and of the Beauty Brands businesses.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 43

NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

Years ended June 30	2016	2015
PROPERTY, PLANT AND EQUIPMENT
Buildings	$6,885	$6,949
Machinery and equipment	29,506	29,420
Land	769	763
Construction in progress	2,706	2,931
TOTAL PROPERTY, PLANT AND EQUIPMENT	39,866	40,063
Accumulated depreciation	(20,481)	(20,408)
PROPERTY, PLANT AND EQUIPMENT, NET	$19,385	$19,655
Selected components of current and noncurrent liabilities were as follows:

Years ended June 30	2016	2015
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$2,820	$2,798
Compensation expenses	1,457	1,390
Restructuring reserves	315	389
Taxes payable	397	845
Legal and environmental	158	205
Other	2,302	2,464
TOTAL	$7,449	$8,091

OTHER NONCURRENT LIABILITIES
Pension benefits	$6,761	$5,247
Other postretirement benefits	1,808	1,414
Uncertain tax positions	952	1,016
Other	804	755
TOTAL	$10,325	$8,432
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
The Company expects to incur approximately $5.5 billion in before-tax restructuring costs over a six year period (from fiscal

2012 through fiscal 2017), including costs incurred as part of the ongoing and incremental restructuring program. The program includes a non-manufacturing overhead enrollment reduction target of approximately 25% - 30% by the end of fiscal 2017.
Through fiscal 2016, the Company reduced non-manufacturing enrollment by approximately 14,200, or approximately 24%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. The Company incurred total restructuring charges of approximately $977 and $1,068 for the years ended June 30, 2016 and 2015, respectively. Approximately $202 and $338 of these charges were recorded in SG&A for the years ended June 30, 2016 and 2015, respectively and approximately $718 and $614 of these charges were recorded in Cost of products sold for the years ended June 30, 2016 and 2015, respectively. The remainder of the charges were included in Net earnings from discontinued operations. Since the inception of this restructuring program, the Company has incurred approximately $4.9 billion of the total expected restructuring costs. Approximately $2.3 billion of these charges were related to separations, $1.4 billion were asset-related and $1.2 billion were related to other restructuring-type costs. The following table presents restructuring activity for the years ended June 30, 2016 and 2015:

Amounts in millions	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2014	$353	$—	$28	$381
Charges	516	289	263	1,068
Cash spent	(507)	—	(264)	(771)
Charges against assets	—	(289)	—	(289)
RESERVE JUNE 30, 2015	362	—	27	389
Charges	262	432	283	977
Cash spent	(381)	—	(238)	(619)
Charges against assets	—	(432)	—	(432)
RESERVE JUNE 30, 2016	$243	$—	$72	$315
Separation Costs
Employee separation charges for the years ended June 30, 2016 and 2015, related to severance packages for approximately 2,770 and 4,820 employees, respectively. For the years ended June 30, 2016 and 2015, these severance packages included approximately 920 and 2,340 non-manufacturing employees, respectively. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past

Amounts in millions of dollars except per share amounts or as otherwise specified.

44 The Procter & Gamble Company

service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 17,070 employees, of which approximately 9,540 are non-manufacturing overhead personnel.
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

Years ended June 30	2016	2015
Beauty	$72	$63
Grooming	42	57
Health Care	26	32
Fabric & Home Care	250	197
Baby, Feminine & Family Care	225	192
Corporate (1)	362	527
Total Company	$977	$1,068

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities and costs related to discontinued operations from our Batteries and Beauty Brands businesses.

NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
GOODWILL at JUNE 30, 2014 - Gross	$14,065	$22,097	$6,280	$1,981	$4,910	$2,554	$51,887
Accumulated impairment losses at June 30, 2014	—	(1,158)	—	—	—	—	(1,158)
GOODWILL at JUNE 30, 2014 - Net	14,065	20,939	6,280	1,981	4,910	2,554	50,729
Acquisitions and divestitures	(136)	—	(6)	(3)	—	(449)	(594)
Goodwill impairment charges	—	—	—	—	—	(2,064)	(2,064)
Translation and other	(1,225)	(1,320)	(398)	(104)	(361)	(41)	(3,449)
GOODWILL at JUNE 30, 2015 - Gross (1)	12,704	20,777	5,876	1,874	4,549	2,064	47,844
Accumulated impairment losses at June 30, 2015 (1)	—	(1,158)	—	—	—	(2,064)	(3,222)
GOODWILL at JUNE 30, 2015 - Net	12,704	19,619	5,876	1,874	4,549	—	44,622
Acquisitions and divestitures	(2)	—	(2)	—	—	—	(4)
Translation and other	(57)	(142)	(34)	(18)	(17)	—	(268)
GOODWILL at JUNE 30, 2016 - Gross	12,645	20,635	5,840	1,856	4,532	—	45,508
Accumulated impairment losses at June 30, 2016	—	(1,158)	—	—	—	—	(1,158)
GOODWILL at JUNE 30, 2016 - Net	$12,645	$19,477	$5,840	$1,856	$4,532	$—	$44,350

(1)
Balances in Corporate segment reflect the gross value of the Batteries goodwill and the corresponding impairment charges recorded against the business to reflect the value of BH's shares in P&G stock as of June 30, 2015. The Batteries business was divested in February 2016.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 45

On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories, initially comprised of 43 of its beauty brands ("Beauty Brands"), which will be merged with Coty. The transaction includes the global salon professional hair care and color, retail hair color and cosmetics businesses and a majority of the fine fragrances business, along with select hair styling brands (see Note 13). The Beauty Brands have historically been part of the Company's Beauty reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations. As a result, the goodwill attributable to the Beauty Brands as of June 30, 2016, 2015 and 2014 is excluded from the preceding table and is reported as Current assets held for sale in the Consolidated Balance Sheets.
During early fiscal 2015, we determined that the estimated fair value of our Batteries reporting unit was less than its carrying amount, resulting in a series of impairment charges. The underlying fair value assessment was initially triggered by an agreement in September 2014 to sell the China-based battery joint venture and a related decision to pursue options to exit the remainder of the Batteries business. The agreement to sell the China-based battery joint venture was at a transaction value that was below the earnings multiple implied from the prior valuation of our Batteries business, which effectively eliminated our fair value cushion. As a result, the remaining business unit cash flows no longer supported the remaining carrying amount of the Batteries business. Due largely to these factors, we recorded an initial non-cash, before and after-tax impairment charge of $863 to reduce the carrying amount of goodwill for the Batteries business unit to its estimated fair value. These same factors resulted in a decline in the fair value of our Duracell trade name intangible asset below its carrying value. This resulted in a non-cash, before-tax impairment charge of $110 ($69 after tax) to reduce the carrying amount of this asset to its estimated fair value.
Later in fiscal 2015, the Company reached an agreement to divest the Batteries business via a split transaction in which the Company agreed to exchange a recapitalized Duracell Company for Berkshire Hathaway's (BH) shares of P&G stock. Based on the terms of the agreement and the value of BH's shares of P&G stock as of the transaction date and changes thereto through June 30, 2015, the Company recorded additional non-cash, before and after-tax impairment charges totaling $1.2 billion.
In February 2016, the Company completed the divestiture of its Batteries business to BH. Pursuant to the recapitalization provisions of the agreement, the Company infused additional cash into the Duracell Company to enable it to repurchase all 52.5 million shares of P&G stock owned by BH. Prior to the transaction, the Company recorded a non-cash, before-tax impairment charge of $402 ($350 after tax) during fiscal 2016, which reflected the value of BH's shares in P&G stock as of the date of the impairment charges (see Note 13).
All of the fiscal 2016 and 2015 impairment charges in the Batteries business are included as part of discontinued operations. The Batteries goodwill is included in Corporate in the preceding table as of June 30, 2014. The remaining

Batteries goodwill at June 30, 2015 is reported in Current assets held for sale in the Consolidated Balance Sheet.
The remaining change in goodwill during fiscal 2016 and 2015 was primarily due to currency translation across all reportable segments.
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
Identifiable intangible assets were comprised of:

	2016		2015
Years ended June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$3,409	$(2,032)	$3,039	$(1,721)
Patents and technology	2,624	(2,164)	2,619	(2,028)
Customer relationships	1,382	(514)	1,395	(464)
Other	246	(130)	252	(123)
TOTAL	$7,661	$(4,840)	$7,305	$(4,336)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	21,706	—	22,041	—
TOTAL	$29,367	$(4,840)	$29,346	$(4,336)
Due to the divestiture of the Beauty Brands and Batteries businesses, intangible assets specific to these businesses are reported in Current assets held for sale in accordance with the accounting principles for assets held for sale as of June 30, 2016 and 2015.
Amortization expense of intangible assets was as follows:

Years ended June 30	2016	2015	2014
Intangible asset amortization	$388	$457	$514
Estimated amortization expense over the next five fiscal years is as follows:

Years ending June 30	2017	2018	2019	2020	2021
Estimated amortization expense	$326	$298	$281	$255	$206

Amounts in millions of dollars except per share amounts or as otherwise specified.

46 The Procter & Gamble Company

NOTE 5
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
Earnings from continuing operations before income taxes consisted of the following:

Years ended June 30	2016	2015	2014
United States	$8,788	$8,496	$8,513
International	4,581	2,516	4,996
TOTAL	$13,369	$11,012	$13,509
Income taxes on continuing operations consisted of the following:

Years ended June 30	2016	2015	2014
CURRENT TAX EXPENSE
U.S. federal	$1,673	$2,127	$1,399
International	1,483	1,142	1,252
U.S. state and local	224	252	237
	3,380	3,521	2,888
DEFERRED TAX EXPENSE
U.S. federal	33	(607)	145
International and other	(71)	(189)	(182)
	(38)	(796)	(37)
TOTAL TAX EXPENSE	$3,342	$2,725	$2,851
A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate on continuing operations is provided below:

Years ended June 30	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Country mix impacts of foreign operations	(9.1)%	(14.0)%	(10.8)%
Changes in uncertain tax positions	(0.5)%	(0.9)%	(1.7)%
Venezuela deconsolidation charge	—%	6.6%	—%
Other	(0.4)%	(2.0)%	(1.4)%
EFFECTIVE INCOME TAX RATE	25.0%	24.7%	21.1%

Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions. Country mix impacts of foreign operations includes the effects of foreign subsidiaries' earnings taxed at rates other than the U.S. statutory rate, the U.S. tax impacts of non-U.S. earnings repatriation and any net impacts of intercompany transactions.
Tax benefits credited to shareholders' equity totaled $899 for the year ended June 30, 2016. This primarily relates to the impact of certain adjustments to pension obligations recorded in stockholders' equity and the impact of excess tax benefits from the exercise of stock options. Tax costs charged to shareholders' equity totaled $634 for the year ended June 30, 2015. This primarily relates to the tax effects of net investment hedges and the impact of certain adjustments to pension obligations recorded in stockholders' equity, partially offset by excess tax benefits from the exercise of stock options.
We have undistributed earnings of foreign subsidiaries of approximately $49.0 billion at June 30, 2016, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. However, the calculation of the amount of deferred U.S. income tax on these earnings is not practicable because of the large number of assumptions necessary to compute the tax.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2016	2015	2014
BEGINNING OF YEAR	$1,096	$1,437	$1,600
Increases in tax positions for prior years	124	87	146
Decreases in tax positions for prior years	(97)	(146)	(296)
Increases in tax positions for current year	97	118	142
Settlements with taxing authorities	(301)	(250)	(135)
Lapse in statute of limitations	(39)	(27)	(33)
Currency translation	(23)	(123)	13
END OF YEAR	$857	$1,096	$1,437
Included in the total liability for uncertain tax positions at June 30, 2016, is $589 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 50-60 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statute of limitations. Such adjustments are reflected in the tax provision

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47

as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $250, including interest and penalties.
Accounting pronouncements require that, without discretion, we recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense, unless the Company qualifies for a specific exception. As of June 30, 2016, 2015 and 2014, we had accrued interest of $323, $347 and $411 and accrued penalties of $20, $19 and $32, respectively, which are not included in the above table. During the fiscal years ended June 30, 2016, 2015 and 2014, we recognized $2, $15 and $(6) in interest benefit/(expense) and $(2), $13 and $2 in penalties benefit/(expense), respectively. The net benefits recognized resulted primarily from the favorable resolution of tax positions for prior years.
Deferred income tax assets and liabilities were comprised of the following:

Years ended June 30	2016	2015
DEFERRED TAX ASSETS
Pension and postretirement benefits	$2,226	$1,739
Loss and other carryforwards	1,077	1,014
Stock-based compensation	845	949
Advance payments	515	281
Accrued marketing and promotion	240	266
Unrealized loss on financial and foreign exchange transactions	122	183
Fixed assets	216	139
Inventory	61	49
Accrued interest and taxes	55	48
Other	764	839
Valuation allowances	(467)	(324)
TOTAL	$5,654	$5,183

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$9,461	$9,530
Fixed assets	1,533	1,590
Unrealized gain on financial and foreign exchange transactions	387	353
Other	105	149
TOTAL	$11,486	$11,622

Net operating loss carryforwards were $3.2 billion and $3.1 billion at June 30, 2016 and 2015, respectively. If unused, $1.0 billion will expire between 2016 and 2035. The remainder, totaling $2.2 billion at June 30, 2016, may be carried forward indefinitely.

Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company

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
Net earnings/(loss) attributable to Procter & Gamble and common shares used to calculate Basic and Diluted net earnings per share were as follows:

Years ended June 30	2016			2015			2014
CONSOLIDATED AMOUNTS	Continuing Operations	Dis-continued Operations	Total	Continuing Operations	Dis-continued Operations	Total	Continuing Operations	Dis-continued Operations	Total
Net earnings/(loss)	$10,027	$577	$10,604	$8,287	$(1,143)	$7,144	$10,658	$1,127	$11,785
Net earnings attributable to noncontrolling interests	(96)	—	(96)	(98)	(10)	(108)	(120)	(22)	(142)
Net earnings/(loss) attributable to P&G (Diluted)	9,931	577	10,508	8,189	(1,153)	7,036	10,538	1,105	11,643
Preferred dividends, net of tax	(255)	—	(255)	(259)	—	(259)	(253)	—	(253)
Net earnings/(loss) attributable to P&G available to common shareholders (Basic)	$9,676	$577	$10,253	$7,930	$(1,153)	$6,777	$10,285	$1,105	$11,390
SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,698.9	2,698.9	2,698.9	2,711.7	2,711.7	2,711.7	2,719.8	2,719.8	2,719.8
Add: Effect of dilutive securities
Conversion of preferred shares(1)	103.9	103.9	103.9	108.6	108.6	108.6	112.3	112.3	112.3
Impact of stock options and other unvested equity awards (2)	41.6	41.6	41.6	63.3	63.3	63.3	72.6	72.6	72.6
Diluted weighted average common shares outstanding	2,844.4	2,844.4	2,844.4	2,883.6	2,883.6	2,883.6	2,904.7	2,904.7	2,904.7
PER SHARE AMOUNTS
Basic net earnings/(loss) per common share (3)	$3.59	$0.21	$3.80	$2.92	$(0.42)	$2.50	$3.78	$0.41	$4.19
Diluted net earnings/(loss) per common share (3)	$3.49	$0.20	$3.69	$2.84	$(0.40)	$2.44	$3.63	$0.38	$4.01

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Outstanding stock options of approximately 55 million in 2016, 8 million in 2015 and 9 million in 2014 were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings/(loss) attributable to Procter & Gamble.

NOTE 7
STOCK-BASED COMPENSATION
We have stock-based compensation plans under which we annually grant stock option, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors. Exercise prices on options granted have been, and continue to be, set equal to the market price of the underlying shares on the date of the grant. Since September 2002, the grants of key manager stock option awards vest after three years and have a 10-year life. The key manager stock option awards granted from July 1998 through August 2002 vested after three years and have a 15-year life. Key managers can elect to receive up to the entire value of their option award in RSUs. Key manager RSUs vest and are settled in shares of common stock five years from the grant date. The awards provided to the Company's directors are in the form of RSUs. In addition to our key manager and director grants, we make other minor stock option and RSU grants to employees for which the terms are not substantially different than key manager awards.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49

Senior-level executives receive PSU awards. Under this program, the number of PSUs that will vest three years after the respective grant date is based on the Company's performance relative to pre-established performance goals during that three year period.
A total of 185 million shares of common stock were authorized for issuance under the stock-based compensation plan approved by shareholders in 2014. A total of 125 million shares remain available for grant under the 2014 plan. The disclosures below include stock-based compensation related to discontinued operations, which is not material in any period presented.

Years ended June 30	2016	2015	2014
STOCK-BASED COMPENSATION EXPENSE
Stock options	$199	$223	$246
RSUs and PSUs	143	114	114

Income tax benefit	$85	$109	$127
In calculating the compensation expense for stock options granted, we utilize a binomial lattice-based valuation model. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Years ended June 30	2016			2015			2014
Interest rate	0.7	-	1.9%	0.1	-	2.1%	0.1	-	2.8%
Weighted average interest rate	1.8%			2.0%			2.5%
Dividend yield	3.2%			3.1%			3.1%
Expected volatility	15	-	17%	11	-	15%	15	-	17%
Weighted average volatility	16%			15%			16%
Expected life in years	8.3			8.3			8.2
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

A summary of options, RSUs and PSUs outstanding under the plans as of June 30, 2016 and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contract-ual Life in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	260,292	$63.74
Granted	21,848	79.01
Exercised	(50,175)	49.40
Canceled	(1,568)	73.70
OUTSTANDING, END OF YEAR	230,397	$68.02	5.1	$3,440
EXERCISABLE	164,578	$62.63	3.6	$3,263
The weighted average grant-date fair value of options granted was $8.48, $9.38 and $10.01 per share in 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised was $1,388, $1,814 and $1,152 in 2016, 2015 and 2014, respectively. The total grant-date fair value of options that vested during 2016, 2015 and 2014 was $200, $241 and $319, respectively. At June 30, 2016, there was $186 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.9 years. Cash received from options exercised was $2,332, $2,631 and $1,938 in 2016, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $433, $519 and $338 in 2016, 2015 and 2014, respectively.

	RSUs		PSUs
Other stock-based awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2015	5,008	$64.78	1,188	$74.48
Granted	1,855	66.32	571	73.02
Vested	(1,453)	61.64	(613)	71.68
Forfeited	(136)	67.17	—	—
Non-vested at June 30, 2016	5,274	$65.53	1,146	$75.25
At June 30, 2016, there was $202 of compensation cost that has not yet been recognized related to restricted stock, RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 3.0 years. The total fair value of shares vested was $97, $79 and $95 in 2016, 2015 and 2014, respectively.
We have no specific policy to repurchase common shares to mitigate the dilutive impact of options, RSUs and PSUs. However, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to offset the impacts of such activity.

Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company

NOTE 8
POSTRETIREMENT BENEFITS AND EMPLOYEE STOCK OWNERSHIP PLAN
We offer various postretirement benefits to our employees.
Defined Contribution Retirement Plans
We have defined contribution plans which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $292, $305 and $311 in 2016, 2015 and 2014, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 14% of total participants' annual wages and salaries in 2016 and 2015 and 15% in 2014.
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

Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Years ended June 30	2016	2015	2016	2015
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$15,951	$17,053	$4,904	$5,505
Service cost	314	317	124	156
Interest cost	466	545	219	240
Participants' contributions	17	19	74	71
Amendments	8	17	(40)	(325)
Actuarial loss/(gain)	1,927	524	589	(399)
Acquisitions/(divestitures)	(21)	7	(7)	—
Special termination benefits	6	11	12	23
Currency translation and other	(826)	(1,908)	(14)	(134)
Benefit payments	(557)	(634)	(229)	(233)
BENEFIT OBLIGATION AT END OF YEAR (3)	$17,285	$15,951	$5,632	$4,904

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$10,605	$11,098	$3,470	$3,574
Actual return on plan assets	630	1,016	408	10
Acquisitions/(divestitures)	(13)	—	—	—
Employer contributions	306	262	32	18
Participants' contributions	17	19	74	71
Currency translation and other	(719)	(1,156)	(8)	(6)
ESOP debt impacts (4)	—	—	40	36
Benefit payments	(557)	(634)	(229)	(233)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$10,269	$10,605	$3,787	$3,470
Reclassification of net obligation to held for sale liabilities	402	336	16	—
FUNDED STATUS	$(6,614)	$(5,010)	$(1,829)	$(1,434)

(1)	Primarily non-U.S.-based defined benefit retirement plans.

(2)	Primarily U.S.-based other postretirement benefit plans.

(3)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

(4)	Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

	Pension Benefits		Other Retiree Benefits
Years ended June 30	2016	2015	2016	2015
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$180	$276	$—	$—
Current liabilities	(33)	(39)	(21)	(20)
Noncurrent liabilities	(6,761)	(5,247)	(1,808)	(1,414)
NET AMOUNT RECOGNIZED	$(6,614)	$(5,010)	$(1,829)	$(1,434)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$6,088	$4,488	$2,247	$1,731
Prior service cost/(credit)	270	300	(334)	(346)
NET AMOUNTS RECOGNIZED IN AOCI	$6,358	$4,788	$1,913	$1,385
The accumulated benefit obligation for all defined benefit pension plans was $15,546 and $14,239 as of June 30, 2016 and 2015, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consisted of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
Years ended June 30	2016	2015	2016	2015
Projected benefit obligation	$15,233	$13,411	$15,853	$14,057
Accumulated benefit obligation	13,587	11,918	14,149	12,419
Fair value of plan assets	8,082	7,931	8,657	8,435
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2016	2015	2014	2016	2015	2014
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost	$314	$317	$298	$124	$156	$149
Interest cost	466	545	590	219	240	256
Expected return on plan assets	(731)	(732)	(701)	(416)	(406)	(385)
Prior service cost/(credit) amortization	29	30	26	(52)	(20)	(20)
Net actuarial loss amortization	265	275	214	78	105	118
Special termination benefits	6	11	5	12	23	9
GROSS BENEFIT COST/(CREDIT)	349	446	432	(35)	98	127
Dividends on ESOP preferred stock	—	—	—	(52)	(58)	(64)
NET PERIODIC BENEFIT COST/(CREDIT)	$349	$446	$432	$(87)	$40	$63
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$2,028	$240		$597	$(3)
Prior service cost/(credit) - current year	8	17		(40)	(325)
Amortization of net actuarial loss	(265)	(275)		(78)	(105)
Amortization of prior service (cost)/credit	(29)	(30)		52	20
Currency translation and other	(172)	(677)		(3)	(34)
TOTAL CHANGE IN AOCI	1,570	(725)		528	(447)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	$1,919	$(279)		$441	$(407)
Net periodic benefit costs include amounts related to discontinued operations, which are not material for any period.

Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company

Amounts expected to be amortized from AOCI into net periodic benefit cost during the year ending June 30, 2017, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$400	$126
Prior service cost/(credit)	28	(45)
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
	2016	2015	2016	2015
Discount rate	2.1%	3.1%	3.6%	4.5%
Rate of compensation increase	2.9%	3.1%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	7.2%	6.8%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.9%	5.0%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2021	2021

(1)	Determined as of end of year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30, were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2016	2015	2014	2016	2015	2014
Discount rate	3.1%	3.5%	4.0%	4.5%	4.4%	4.8%
Expected return on plan assets	7.2%	7.2%	7.2%	8.3%	8.3%	8.3%
Rate of compensation increase	3.1%	3.2%	3.2%	N/A	N/A	N/A

(1)	Determined as of beginning of year and adjusted for acquisitions.
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
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on the total service and interest cost components	$80	$(59)
Effect on the accumulated postretirement benefit obligation	1,057	(809)
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

The Procter & Gamble Company 53

Our target asset allocation for the year ended June 30, 2016, and actual asset allocation by asset category as of June 30, 2016 and 2015, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2016	2015	2016	2015
Cash	2%	2%	2%	2%	2%	1%
Debt securities	55%	3%	55%	50%	4%	5%
Equity securities	43%	95%	43%	48%	94%	94%
TOTAL	100%	100%	100%	100%	100%	100%
The following tables set forth the fair value of the Company's plan assets as of June 30, 2016 and 2015 segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles). Collective funds are valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions. Company stock listed as Level 2 in the hierarchy represents preferred shares which are valued based on the value of Company common stock. The majority of our Level 3 pension assets are insurance contracts. Their fair values are based on their cash equivalent or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs, including credit risk and interest rate curves. There was no significant activity within the Level 3 pension and other retiree benefits plan assets during the years presented.

	Pension Benefits			Other Retiree Benefits
Years ended June 30	Fair Value Hierarchy Level	2016	2015	Fair Value Hierarchy Level	2016	2015
ASSETS AT FAIR VALUE
Cash and cash equivalents	1 & 2	$262	$266	1	$70	$36
Company stock (1)		—	—	2	3,545	3,239
Collective fund - equity	2	4,381	5,054	2	14	17
Collective fund - fixed income	2	5,498	5,162	2	158	178
Other (2)	1 & 3	128	123		—	—
TOTAL ASSETS AT FAIR VALUE		$10,269	$10,605		$3,787	$3,470

(1)	Company stock is net of ESOP debt discussed below.

(2)
The Company's other pension and other retiree benefit plan assets measured at fair value are generally classified as Level 3 within the fair value hierarchy. There are no material other pension and other retiree benefit plan asset balances classified as Level 1 within the fair value hierarchy.

Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2017, is $217 and $37, respectively. For the defined benefit retirement plans, this is comprised of $93 in expected benefit payments from the Company directly to participants of unfunded plans and $124 of expected contributions to funded plans. For other retiree benefit plans, this is comprised of $22 in expected benefit payments from the Company directly to participants of unfunded plans and $15 of expected contributions to funded plans. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.

Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2017	$516	$190
2018	527	207
2019	537	221
2020	550	233
2021	588	244
2022 - 2026	3,232	1,365

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company

Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $74 remain outstanding at June 30, 2016. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.66 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $718 is outstanding at June 30, 2016. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.66 per share. The liquidation value is $12.96 per share.
Our ESOP accounting practices are consistent with current ESOP accounting guidance, including the permissible continuation of certain provisions from prior accounting guidance. ESOP debt, which is guaranteed by the Company, is recorded as debt (see Note 10) with an offset to the reserve for ESOP debt retirement, which is presented within Shareholders' equity. Advances to the ESOP by the Company are recorded as an increase in the Reserve for ESOP debt retirement. Interest incurred on the ESOP debt is recorded as Interest expense. Dividends on all preferred shares, net of related tax benefits, are charged to Retained earnings.
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2016	2015	2014
Allocated	39,241	42,044	44,465
Unallocated	6,095	7,228	8,474
TOTAL SERIES A	45,336	49,272	52,939

Allocated	23,925	23,074	22,085
Unallocated	32,319	34,096	35,753
TOTAL SERIES B	56,244	57,170	57,838
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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2016, was not material. The Company has not been required to post collateral as a result of these contractual features.
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
Foreign Currency Risk Management
We manufacture and sell our products and finance our operations in a number of countries throughout the world. As a result, we are exposed to movements in foreign currency exchange rates.
To manage the exchange rate risk primarily associated with the financing of our operations, we have historically used a combination of forward contracts, options and currency swaps. As of June 30, 2016, we had currency swaps with original maturities up to five years, which are intended to offset the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies. These swaps are accounted for as cash flow hedges. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into SG&A and Interest expense in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which was not material for any year presented, was immediately recognized in SG&A.
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

Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility related to anticipated purchases of certain of these materials, we have historically, on a limited basis, used futures and options with maturities generally less than one year and swap contracts with maturities up to five years. As of and during the years ended June 30, 2016 and 2015, we did not have any commodity hedging activity.
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

56 The Procter & Gamble Company

The following table sets forth the Company's financial assets as of June 30, 2016 and 2015 that were measured at fair value on a recurring basis during the period:

	Fair Value Asset
Years ended June 30	2016	2015
Investments:
U.S. government securities	$4,839	$3,495
Corporate bond securities	1,407	1,272
Other investments	28	30
TOTAL	$6,274	$4,797
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of the U.S. government securities with maturities less than one year was $292 and $700 as of June 30, 2016 and 2015, respectively. The amortized cost of the U.S. government securities with maturities between one and five years was $4,513 and $2,789 as of June 30, 2016 and 2015, respectively. The amortized cost of corporate bond securities with maturities of less than a year was $382 and $221 as of June 30, 2016 and 2015, respectively. The amortized cost of corporate bond securities with maturities between one and five years was $1,018 and $1,052 as of June 30, 2016 and 2015, respectively. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $24,362 and $23,127 as of June 30, 2016 and 2015, respectively. This includes the current portion ($2,761 and $2,776 as of June 30, 2016 and 2015, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Long-term debt with fair value of $2,331 and $2,180 as of June 30, 2016 and 2015, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of June 30, 2016 and 2015 are as follows:

Years ended June 30	Notional Amount		Fair Value Asset		Fair Value (Liability)
	2016	2015	2016	2015	2016	2015
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Foreign currency contracts	$798	$951	$94	$312	$(63)	$—
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,993	$7,208	$371	$172	$—	$(13)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$3,013	$537	$28	$96	$(115)	$(1)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,482	$6,610	$28	$13	$(38)	$(68)
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities. The total notional amount of contracts outstanding at the end of the period is indicative of the level of the Company's derivative activity during the period. The decrease in the notional balance of interest rate fair value hedges is due to the maturity of fixed rate debt and underlying swaps in the current period. The increase in the notional balance of net investment hedges primarily reflects a movement into Euro cross currency swaps due to lower interest rates in the current period. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years ended June 30, 2016 and 2015.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
Years ended June 30	2016	2015
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$(2)	$(1)
Foreign currency contracts	—	5
TOTAL	$(2)	$4
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$(53)	$60
During the next 12 months, the amount of the June 30, 2016 AOCI balance that will be reclassified to earnings is expected to be immaterial. The amounts of gains and losses included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the years ended June 30, 2016 and 2015 were as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Years ended June 30	2016	2015
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$3	$6
Foreign currency contracts	(106)	152
TOTAL	$(103)	$158

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2016	2015
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$212	$(9)
Debt	(212)	9
TOTAL	$—	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$(2)	$(1)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts (1)	$(120)	$(987)

(1)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

NOTE 10
SHORT-TERM AND LONG-TERM DEBT

Years ended June 30	2016	2015
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$2,760	$2,772
Commercial paper	8,690	8,807
Other	203	439
TOTAL	$11,653	$12,018
Short-term weighted average interest rates (1)	0.2%	0.3%

(1)	Short-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.

Years ended June 30	2016	2015
LONG-TERM DEBT
1.45% USD note due August 2016	$1,000	$1,000
0.75% USD note due November 2016	500	500
Floating rate USD note due November 2016	500	500
5.13% EUR note due October 2017	1,221	1,231
1.60% USD note due November 2018	1,000	1,000
4.70% USD note due February 2019	1,250	1,250
1.90% USD note due November 2019	550	550
0.28% JPY note due May 2020	973	818
4.13% EUR note due December 2020	666	671
9.36% ESOP debentures due 2016-2021(1)	498	572
1.85% USD note due February 2021	600	—
2.00% EUR note due November 2021	833	839
2.30% USD note due February 2022	1,000	1,000
2.00% EUR note due August 2022	1,110	1,119
3.10% USD note due August 2023	1,000	1,000
1.13% EUR note due November 2023	1,388	—
2.70% USD note due February 2026	600	—
4.88% EUR note due May 2027	1,110	1,119
6.25% GBP note due January 2030	670	786
5.50% USD note due February 2034	500	500
5.80% USD note due August 2034	600	600
5.55% USD note due March 2037	1,400	1,400
Capital lease obligations	45	52
All other long-term debt	2,691	4,592
Current portion of long-term debt	(2,760)	(2,772)
TOTAL	$18,945	$18,327
Long-term weighted average interest rates (2)	3.1%	3.2%

(1)	Debt issued by the ESOP is guaranteed by the Company and is recorded as debt of the Company, as discussed in Note 8.

(2)	Long-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.
Long-term debt maturities during the next five fiscal years are as follows:

Years ending June 30	2017	2018	2019	2020	2021
Debt maturities	$2,760	$1,323	$2,357	$2,099	$1,387
The Procter & Gamble Company fully and unconditionally guarantees the registered debt and securities issued by its 100% owned finance subsidiaries.

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company

NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) (AOCI), including the reclassifications out of Accumulated other comprehensive income/(loss) by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
BALANCE at JUNE 30, 2014	$(3,876)	$(18)	$(5,165)	$1,397	$(7,662)
OCI before reclassifications (1)	1,390	26	563	(7,475)	(5,496)
Amounts reclassified from AOCI (2) (5) (6)	(156)	(2)	281	255	378
Net current period OCI	1,234	24	844	(7,220)	(5,118)
BALANCE at JUNE 30, 2015	(2,642)	6	(4,321)	(5,823)	(12,780)
OCI before reclassifications (3)	(103)	29	(1,710)	(1,679)	(3,463)
Amounts reclassified from AOCI (4) (5)	104	(1)	233	—	336
Net current period OCI	1	28	(1,477)	(1,679)	(3,127)
BALANCE at JUNE 30, 2016	$(2,641)	$34	$(5,798)	$(7,502)	$(15,907)

(1)	Net of tax (benefit) / expense of $741, $1 and $219 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2015.

(2)	Net of tax (benefit) / expense of $(2), $(1), and $109 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2015.

(3)	Net of tax (benefit) / expense of $6, $7, and $(708) for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2016.

(4)	Net of tax (benefit) / expense of $(1), $0, and $87 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2016.

(5)
See Note 9 for classification of gains and losses from hedges in the Consolidated Statements of Earnings. Gains and losses on investment securities are reclassified from AOCI into Other non-operating income, net. Gains and losses on pension and other retiree benefits are reclassified from AOCI into Cost of products sold and SG&A, and are included in the computation of net periodic pension cost (see Note 8 for additional details).

(6)
Amounts reclassified from AOCI for financial statement translation relate to the foreign currency losses written off as part of the deconsolidation of our Venezuelan subsidiaries in fiscal 2015. These losses were reclassified into the Venezuela deconsolidation charge in the Consolidated Statements of Earnings.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59

NOTE 12
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
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ending June 30	2017	2018	2019	2020	2021	Thereafter
Purchase obligations	$881	$221	$170	$129	$105	$288
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
We also lease certain property and equipment for varying periods. Future minimum rental commitments under non-cancelable operating leases, net of guaranteed sublease income, are as follows:

Years ending June 30	2017	2018	2019	2020	2021	Thereafter
Operating leases	$237	$240	$224	$206	$154	$502

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
NOTE 13
DISCONTINUED OPERATIONS
On July 9, 2015, the Company announced the signing of a definitive agreement to divest four product categories which will be merged with Coty. The divestiture was initially comprised of 43 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands. Subsequent to signing, the fine fragrance brands of Dolce & Gabbana and Christina Aguilera were excluded from the divestiture. In connection with the decision to exclude these brands, the Company recorded a non-cash, before-tax impairment charge in discontinued operations of approximately $48 ($42 after tax) in fiscal 2016 in order to record the Dolce & Gabbana license intangible asset at its revised estimated net realizable value. On May 11, 2016, the Company entered into a separate transaction to sell the Christina Aguilera brand prior to or concurrent with the expected close date of the Coty transaction. On June 30, 2016, Dolce & Gabbana and the Shiseido Group announced the signing of the worldwide license agreement for the Dolce & Gabbana beauty business. The Company will transition out of the Dolce & Gabbana license upon the effectiveness of the new license, which is expected to occur prior to or concurrent with the expected close of the Coty transaction. In connection with this transition, the Company agreed to pay a termination payment of $83 ($76 after tax). This termination payment charge is included in discontinued operations for the year ended June 30, 2016.
While the ultimate form of the Beauty Brands transaction has not yet been decided, the Company’s current preference is for a Reverse Morris Trust split-off transaction in which P&G shareholders could elect to participate in an exchange offer to exchange their P&G shares for shares of a new corporation that would hold the Beauty Brands (excluding Dolce & Gabbana and Christina Aguilera) and then immediately exchange those shares for Coty shares. The Company expects to close the transaction in October 2016.

Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company

Coty’s offer for the Beauty Brands, which was accepted by the Company, was $12.5 billion. The final value of the transaction will be determined at closing. Based on Coty’s stock price and outstanding shares and equity grants as of June 30, 2016, the value of the transaction was approximately $13.1 billion. The value is comprised of approximately 411 million shares, or 54% of the diluted equity of the newly combined company, valued at approximately $10.7 billion and the assumption of debt of $2.4 billion by the entity holding the Beauty Brands (excluding Dolce & Gabbana and Christina Aguilera) immediately prior to close of the transaction. The assumed debt is expected to vary between $3.9 billion and $1.9 billion, depending on a $22.06 to $27.06 per share collar of Coty’s stock based on the trading price prior to the close of the transaction, but will be subject to other contractual valuation adjustments.
In February 2016, the Company completed the divestiture of its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company exchanged the Duracell Company, which the Company had infused with additional cash, to repurchase all 52.5 million shares of P&G stock owned by BH. During the fiscal year ended June 30, 2016, the Company recorded non-cash, before-tax goodwill and indefinite-lived asset impairment charges of $402 ($350 after tax), to reduce the Batteries carrying value to the total estimated proceeds based on the value of BH’s shares in P&G stock at the time of the impairment charges (see Note 4). The Company recorded an after-tax gain on the final transaction of $422 to reflect a subsequent increase in the final value of the BH’s shares in P&G stock. The total value of the transaction was $4.2 billion representing the value of the Duracell business and the cash infusion. The cash infusion of $1.7 billion was reflected as a purchase of treasury stock.

On July 31, 2014, the Company completed the divestiture of its Pet Care operations in North America, Latin America, and other selected countries to Mars, Incorporated (Mars) for $2.9 billion in an all-cash transaction. Under the terms of the agreement, Mars acquired our branded pet care products, our manufacturing sites in the United States and the majority of the employees working in the Pet Care business. The agreement included an option for Mars to acquire the Pet Care business in several additional countries, which was also completed in fiscal 2015. The European Union countries were not included in the agreement with Mars.
In December 2014, the Company completed the divestiture of its Pet Care operations in Western Europe to Spectrum Brands in an all-cash transaction. Under the terms of the agreement, Spectrum Brands acquired our branded pet care products, our manufacturing site in the Netherlands and the majority of the employees working in the Western Europe Pet Care business. The one-time after-tax impact of these transactions is not material.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands, Batteries and Pet Care businesses are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands, Batteries and Pet Care businesses' balance sheet positions are presented as assets and liabilities held for sale in the Consolidated Balance Sheets. The Beauty Brands were historically part of the Company's Beauty reportable segment. The Batteries business was historically part of the Company's Fabric & Home Care reportable segment. The Pet Care business was historically part of the Company's Health Care reportable segment.

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
The following table summarizes Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

Years ended June 30	2016	2015	2014
Beauty Brands	$336	$643	$660
Batteries	241	(1,835)	389
Pet Care	—	49	78
Net earnings/(loss) from discontinued operations	$577	$(1,143)	$1,127

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61

The following table summarizes total assets and liabilities held for sale and reconciles to the Consolidated Balance Sheets:

Years ended June 30	2016	2015
	Beauty Brands	Beauty Brands	Batteries	Total
Current assets held for sale	$7,185	$922	$3,510	$4,432
Noncurrent assets held for sale	—	5,204	—	5,204
Total assets held for sale	$7,185	$6,126	$3,510	$9,636

Current liabilities held for sale	$2,343	$356	$1,187	$1,543
Noncurrent liabilities held for sale	—	717	—	717
Total liabilities held for sale	$2,343	$1,073	$1,187	$2,260
The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
Years ended June 30	2016	2015	2014
Net sales	$4,910	$5,530	$6,109
Cost of products sold	1,621	1,820	1,980
Selling, general and administrative expense	2,763	2,969	3,299
Intangible asset impairment charges	48	—	—
Interest expense	32	—	1
Interest income	2	2	2
Other non-operating income/(loss), net	9	91	(3)
Earnings from discontinued operations before income taxes	$457	$834	$828
Income taxes on discontinued operations	121	191	168
Net earnings/(loss) from discontinued operations	$336	$643	$660
Included in Net earnings/(loss) from discontinued operations is $112 of transition costs that were incurred for the fiscal year ended June 30, 2016.
The following is selected financial information included in cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
Years ended June 30	2016	2015	2014
NON-CASH OPERATING ITEMS
Depreciation and amortization	$106	$125	$127
Gain on sale of businesses	8	86	—
Goodwill and intangible asset impairment charges	48	—	—
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$114	$106	$108

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

	Beauty Brands
Years ended June 30	2016 (1)		2015
Cash	$40		$9
Restricted cash	996	(2)	—
Accounts receivable	384		293
Inventories	494		476
Prepaid expenses and other current assets	126		144
Property, plant and equipment, net	629		613	(3)
Goodwill and intangible assets, net	4,411		4,513	(3)
Other noncurrent assets	105		78	(3)
Total current assets held for sale	$7,185		$922
Total noncurrent assets held for sale	—		5,204
Total assets held for sale	$7,185		$6,126

Accounts payable	$148		$118
Accrued and other liabilities	384		238
Noncurrent deferred tax liabilities	370		352	(3)
Long-term debt	996	(2)	—
Other noncurrent liabilities	445		365	(3)
Total current liabilities held for sale	$2,343		$356
Total noncurrent liabilities held for sale	—		717
Total liabilities held for sale	$2,343		$1,073

(1)
The Company expects the Beauty Brands transaction to close in October 2016. Therefore, for the period ended June 30, 2016, all assets and liabilities held for sale are reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.

(2)
On January 26, 2016, Beauty Brands drew on its Term B loan of $1.0 billion. The proceeds will be held in restricted cash in escrow until the anticipated legal integration activities prior to close. Beauty Brands has received additional debt funding commitments with a consortium of lenders of $3.5 billion.

(3)	Amounts as of June 30, 2015, are reflected as part of the noncurrent assets and liabilities held for sale.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 63

Following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries and Pet Care businesses:

		Net Sales	Earnings Before Impairment Charges and Income Taxes	Impairment Charges	Income Tax (Expense)/Benefit	Gain/(Loss) on Sale Before Income Taxes	Income Tax (Expense)/Benefit on Sale		Net Earnings/(Loss) from Discontinued Operations
Batteries	2016	$1,517	$266	$(402)	$(45)	$(288)	$710	(1)	$241
	2015	2,226	479	(2,174)	(140)	—	—		(1,835)
	2014	2,552	548	—	(159)	—	—		389
Pet Care	2016	—	—	—	—	—	—		—
	2015	251	—	—	(4)	195	(142)		49
	2014	1,475	130	—	(52)	—	—		78
Total	2016	$1,517	$266	$(402)	$(45)	$(288)	$710	(1)	$241
	2015	2,477	479	(2,174)	(144)	195	(142)		(1,786)
	2014	4,027	678	—	(211)	—	—		467

(1)	The income tax benefit of the Batteries divestiture primarily represents the reversal of underlying deferred tax balances.
The major components of assets and liabilities of the Batteries business held for sale were as follows:

Batteries
Year ended June 30	2015
Cash	$25
Accounts receivable	245
Inventories	304
Prepaid expenses and other current assets	28
Property, plant and equipment, net	496
Goodwill and intangible assets, net	2,389
Other noncurrent assets	23
Total assets held for sale	$3,510

Accounts payable	$195
Accrued and other liabilities	194
Long-term debt	18
Noncurrent deferred tax liabilities	780
Total liabilities held for sale	$1,187

Amounts in millions of dollars except per share amounts or as otherwise specified.

64 The Procter & Gamble Company

NOTE 14
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sep 30	Dec 31	Mar 31	Jun 30		Total Year
NET SALES	2015-2016	$16,527	$16,915	$15,755	$16,102		$65,299
	2014-2015	18,771	18,495	16,930	16,553		70,749
OPERATING INCOME	2015-2016	3,768	3,853	3,318	2,502		13,441
	2014-2015	3,633	3,579	3,025	812	(1)	11,049
GROSS MARGIN	2015-2016	50.7%	50.0%	49.8%	47.9%		49.6%
	2014-2015	48.1%	48.3%	47.3%	46.6%		47.6%
NET EARNINGS:
Net earnings from continuing operations	2015-2016	$2,777	$2,905	$2,337	$2,008		$10,027
	2014-2015	2,716	2,674	2,401	496	(1)	8,287
Net earnings/(loss) from discontinued operations	2015-2016	(142)	323	446	(50)		577
	2014-2015	(696)	(276)	(213)	42		(1,143)
Net earnings attributable to Procter & Gamble	2015-2016	2,601	3,206	2,750	1,951		10,508
	2014-2015	1,990	2,372	2,153	521		7,036
DILUTED NET EARNINGS PER COMMON SHARE: (2)
Earnings from continuing operations	2015-2016	$0.96	$1.01	$0.81	$0.71		$3.49
	2014-2015	0.93	0.92	0.82	0.17		2.84
Earnings/(loss) from discontinued operations	2015-2016	(0.05)	0.11	0.16	(0.02)		0.20
	2014-2015	(0.24)	(0.10)	(0.07)	0.01		(0.40)
Net earnings	2015-2016	0.91	1.12	0.97	0.69		3.69
	2014-2015	0.69	0.82	0.75	0.18		2.44

(1)	The Company recorded a one-time Venezuela deconsolidation charge of $2.0 billion before tax ($2.1 billion after tax) in the quarter-ended June 30, 2015. This impact is discussed more fully in Note 1.

(2)	Diluted net earnings per share is calculated on Net earnings attributable to Procter & Gamble.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 65

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company's President and Chief Executive Officer, David S. Taylor, and the Company's Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.
Messrs. Taylor and Moeller have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Taylor and Moeller, to allow their timely decisions regarding required disclosure.
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
The information required by this item is incorporated by reference to the following sections of the 2016 Proxy Statement filed pursuant to Regulation 14A: the section entitled Election of Directors; the section entitled Corporate Governance, up to but not including the subsection entitled Board Engagement and Attendance; the subsections of the Corporate Governance section entitled Code of Ethics, entitled Director Nominations for Inclusion in the 2017 Proxy Statement and entitled Shareholder Recommendations of Board Nominees and Committee Process for Recommending Board Nominees; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2016 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Committees of the Board and entitled Compensation Committee Interlocks and Insider Participation; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

66 The Procter & Gamble Company

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2016. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 1993 Non-Employee Directors' Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Gillette Company 2004 Long-Term Incentive Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2013 Non-Employee Directors' Stock Plan; and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	226,562,300	$68.1722		(2)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	11,125,863	N/A		(2)
Equity compensation plans not approved by security holders (3)
Options	4,030,317	59.2781		(4)
GRAND TOTAL	241,718,480	$68.0167	(5)	125,037,146

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

(2)
Of the plans listed in (1), only The Procter & Gamble 2014 Stock and Incentive Compensation Plan allow for future grants of securities. The maximum number of shares that may be granted under this plan is 185 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 5 shares for each share awarded. Total shares available for future issuance under this plan is 125 million.

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

The Procter & Gamble Company 67

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
Additional information required by this item is incorporated by reference to the 2016 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2016 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2016 Proxy Statement filed pursuant to Regulation 14A: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

•	Management's Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Statements of Earnings - for years ended June 30, 2016, 2015 and 2014

•	Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2016, 2015 and 2014

•	Consolidated Balance Sheets - as of June 30, 2016 and 2015

•	Consolidated Statements of Shareholders' Equity - for years ended June 30, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows - for years ended June 30, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

68 The Procter & Gamble Company

EXHIBITS

Exhibit (2-1) -	First, Second and Third Amendments to the Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. + **

Exhibit (3-1) -	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016). +

(3-2) -	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). +

Exhibit (4-1) -
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

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

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-6) -
Summary of the Company’s Key Manager Long-Term Incentive Program +; related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-6) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).*

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007), which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-10) -
Summary of the Company's Short Term Achievement Reward Program +; related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

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

The Procter & Gamble Company 69

(10-19) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).*

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary +; related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit 10-3 of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-25) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 +; and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2015).*

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-9) of the Company's Form 10-Q for the quarter ended September 30, 2015), and The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2015).*

(10-27) -
Summary of the Company’s Retirement Plan Restoration Program +; and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

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

*	Compensatory plan or arrangement.
+	Filed herewith.
**
Schedules and similar attachments of the Third Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. These exhibits and attachments consist of (I) Attachment to Schedule 1.05(b)(ii) Excluded Trademarks, (II) Attachment 3-C to Schedule 1.05(a)(vii) Additional Caldera Domain Names, (III) Parent Shared Technology License Agreement, (IV) Section 1.05(a)(xx) Acquired Codes, (V) Section 5.21(k) Shared Codes and (VI) Exhibit R Galleria Business Acquired Plans. The Company agrees to furnish supplementally to the SEC, upon request, a copy of all omitted schedules and attachments.

70 The Procter & Gamble Company

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ DAVID S. TAYLOR
(David S. Taylor) Chairman of the Board, President and Chief Executive Officer
August 9, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. TAYLOR (David S. Taylor)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 9, 2016

/s/ JON R. MOELLER (Jon R. Moeller)	Chief Financial Officer (Principal Financial Officer)	August 9, 2016

/s/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President, Comptroller & Treasurer (Principal Accounting Officer)	August 9, 2016

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Director	August 9, 2016

/s/ ANGELA F. BRALY (Angela F. Braly)	Director	August 9, 2016

/s/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 9, 2016

/s/ SCOTT D. COOK (Scott D. Cook)	Director	August 9, 2016

/s/ SUSAN DESMOND-HELLMANN (Susan Desmond-Hellmann)	Director	August 9, 2016

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 9, 2016

/s/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 9, 2016

/s/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 9, 2016

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 9, 2016

/s/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 9, 2016

The Procter & Gamble Company 71

EXHIBIT INDEX

Exhibit (2-1) -	First, Second and Third Amendments to the Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. + **

Exhibit (3-1) -	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016). +

(3-2) -	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009). +

Exhibit (4-1) -
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended on August 17, 2007), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2013), and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-2) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).

(10-4) -
The Procter & Gamble Deferred Compensation Plan for Directors (as amended December 12, 2006), which was originally adopted by the Board of Directors on September 9, 1980 (Incorporated by reference to Exhibit (10-4) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).

(10-6) -
Summary of the Company’s Key Manager Long-Term Incentive Program +; related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-6) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007), which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2012).

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-10) -
Summary of the Company's Short Term Achievement Reward Program +; related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-11) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2015).

(10-12) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2013).

(10-13) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2012).

(10-14) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-15) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

(10-15) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-16) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

(10-16) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-17) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

(10-17) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-18) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

(10-18) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-19) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

72 The Procter & Gamble Company

(10-19) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

(10-20) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2012).

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2011), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).

(10-23) -
The Procter & Gamble Performance Stock Program Summary +; related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit 10-3 of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-25) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 +; and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2015).

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-9) of the Company's Form 10-Q for the quarter ended September 30, 2015), and The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2015).

(10-27) -
Summary of the Company’s Retirement Plan Restoration Program +; related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).

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
**
Schedules and similar attachments of the Third Amendment have been omitted pursuant to Item 601(b)(2) of Regulation S-K. These exhibits and attachments consist of (I) Attachment to Schedule 1.05(b)(ii) Excluded Trademarks, (II) Attachment 3-C to Schedule 1.05(a)(vii) Additional Caldera Domain Names, (III) Parent Shared Technology License Agreement, (IV) Section 1.05(a)(xx) Acquired Codes, (V) Section 5.21(k) Shared Codes and (VI) Exhibit R Galleria Business Acquired Plans. The Company agrees to furnish supplementally to the SEC, upon request, a copy of all omitted schedules and attachments.