Form 10-Q
period 2016-09-30
PROCTER & GAMBLE Co
filed 2016-10-25
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

THE PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)

Ohio	1-434	31-0411980
(State of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

One Procter & Gamble Plaza, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)
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
Yes ☐     No ☑
There were 2,675,992,524 shares of Common Stock outstanding as of September 30, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2016	2015
NET SALES	$16,518	$16,527
Cost of products sold	8,102	8,152
Selling, general and administrative expense	4,645	4,607
OPERATING INCOME	3,771	3,768
Interest expense	131	140
Interest income	35	44
Other non-operating income/(loss), net	63	(18)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,738	3,654
Income taxes on continuing operations	863	877
NET EARNINGS FROM CONTINUING OPERATIONS	2,875	2,777
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	(118)	(142)
NET EARNINGS	2,757	2,635
Less: Net earnings attributable to noncontrolling interests	43	34
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,714	$2,601

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.03	$0.98
Earnings/(loss) from discontinued operations	(0.04)	(0.05)
BASIC NET EARNINGS PER COMMON SHARE	0.99	0.93
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.00	$0.96
Earnings/(loss) from discontinued operations	(0.04)	(0.05)
DILUTED NET EARNINGS PER COMMON SHARE	0.96	0.91
DIVIDENDS PER COMMON SHARE	$0.670	$0.663
Diluted weighted average common shares outstanding	2,822.9	2,867.5

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30
Amounts in millions	2016	2015
NET EARNINGS	$2,757	$2,635
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(1)	(1,023)
Unrealized gains/(losses) on hedges	(115)	(42)
Unrealized gains/(losses) on investment securities	(13)	8
Unrealized gains/(losses) on defined benefit retirement plans	93	91
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(36)	(966)
TOTAL COMPREHENSIVE INCOME/(LOSS)	2,721	1,669
Less: Total comprehensive income attributable to noncontrolling interests	43	34
TOTAL COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$2,678	$1,635

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2016	June 30, 2016
Assets
CURRENT ASSETS
Cash and cash equivalents			$7,456	$7,102
Restricted cash			1,870	—
Available-for-sale investment securities			6,615	6,246
Accounts receivable			4,713	4,373
INVENTORIES
Materials and supplies			1,380	1,188
Work in process			549	563
Finished goods			3,070	2,965
Total inventories			4,999	4,716
Deferred income taxes			—	1,507
Prepaid expenses and other current assets			2,447	2,653
Current assets held for sale			7,071	7,185
TOTAL CURRENT ASSETS			35,171	33,782
PROPERTY, PLANT AND EQUIPMENT, NET			19,310	19,385
GOODWILL			44,458	44,350
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,429	24,527
OTHER NONCURRENT ASSETS			5,675	5,092
TOTAL ASSETS			$129,043	$127,136

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$9,024	$9,325
Accrued and other liabilities			8,032	7,449
Current liabilities held for sale			3,130	2,343
Debt due within one year			12,215	11,653
TOTAL CURRENT LIABILITIES			32,401	30,770
LONG-TERM DEBT			18,910	18,945
DEFERRED INCOME TAXES			8,515	9,113
OTHER NONCURRENT LIABILITIES			10,266	10,325
TOTAL LIABILITIES			70,092	69,153
SHAREHOLDERS’ EQUITY
Preferred stock			1,029	1,038
Common stock – shares issued –	September 2016	4,009.2
	June 2016	4,009.2	4,009	4,009
Additional paid-in capital			63,553	63,714
Reserve for ESOP debt retirement			(1,271)	(1,290)
Accumulated other comprehensive income/(loss)			(15,943)	(15,907)
Treasury stock			(81,970)	(82,176)
Retained earnings			88,855	87,953
Noncontrolling interest			689	642
TOTAL SHAREHOLDERS’ EQUITY			58,951	57,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$129,043	$127,136

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2016	2015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,102	$6,836
OPERATING ACTIVITIES
Net earnings	2,757	2,635
Depreciation and amortization	728	731
Share-based compensation expense	44	67
Deferred income taxes	(177)	89
Gain on sale of businesses	(75)	(7)
Goodwill and intangible asset impairment charges	—	402
Changes in:
Accounts receivable	(424)	(368)
Inventories	(287)	(519)
Accounts payable, accrued and other liabilities	298	298
Other operating assets and liabilities	135	141
Other	26	69
TOTAL OPERATING ACTIVITIES	3,025	3,538
INVESTING ACTIVITIES
Capital expenditures	(684)	(532)
Proceeds from asset sales	183	38
Acquisitions, net of cash acquired	(14)	—
Purchases of short-term investments	(631)	(494)
Proceeds from sales of short-term investments	243	418
Cash transferred to discontinued Beauty Brands business	(348)	—
Restricted cash related to Beauty Brands divestiture	(874)	—
Change in other investments	4	24
TOTAL INVESTING ACTIVITIES	(2,121)	(546)
FINANCING ACTIVITIES
Dividends to shareholders	(1,851)	(1,865)
Change in short-term debt	1,519	450
Additions to long-term debt	891	—
Reductions of long-term debt	(1,001)	(537)
Treasury stock purchases	(1,002)	(502)
Impact of stock options and other	937	483
TOTAL FINANCING ACTIVITIES	(507)	(1,971)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(43)	(152)
CHANGE IN CASH AND CASH EQUIVALENTS	354	869
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,456	$7,705

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

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
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This guidance simplifies the presentation of deferred taxes on the balance sheet by requiring that all deferred tax assets and liabilities be classified as non-current. The new standard is effective for us beginning July 1, 2017, with early adoption permitted. We elected to early adopt the new guidance on a prospective basis in the first quarter of fiscal year 2017.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than July 1, 2019. We are currently assessing the impact that the new standard will have on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits (which represent the excess of actual tax benefits received at vest or settlement over the benefits recognized at issuance of share based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at vest or settlement is lower than the benefits recognized at issuance of share based payments) to be recorded in the income statement when the awards vest or are settled. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The standard further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The new standard is effective for us beginning July 1, 2017, with early adoption permitted. We elected to early adopt the new guidance on a prospective basis in the first quarter of fiscal year 2017. The primary impact of adoption was the recognition of excess tax benefits in our Income taxes on continuing operations rather than in Additional paid-in capital for fiscal year 2017. As a result, we recognized a discrete tax benefit of $117 in Income taxes on continuing operations during the three months ended September 30, 2016. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2017. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this amended guidance had a significant impact on our Consolidated Financial Statements.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

3. Segment Information
As discussed in Note 11, the Beauty Brands and Batteries businesses are presented as discontinued operations and are excluded from segment results for all periods presented. Effective July 1, 2016, the Company began accounting for sales to its Venezuela subsidiaries in Corporate for management reporting purposes. As a result, we are also reflecting such sales in Corporate for segment reporting purposes. This change is being made on a prospective basis for both management and external segment reporting purposes and did not have a significant impact on any of the segments.

Amounts in millions of dollars unless otherwise specified.

Following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2016	$2,996	$783	$592
	2015	3,041	822	624
Grooming	2016	1,658	529	415
	2015	1,674	499	390
Health Care	2016	1,861	496	320
	2015	1,796	448	318
Fabric & Home Care	2016	5,302	1,129	728
	2015	5,251	1,120	747
Baby, Feminine & Family Care	2016	4,595	1,045	697
	2015	4,658	1,111	749
Corporate	2016	106	(244)	123
	2015	107	(346)	(51)
Total Company	2016	$16,518	$3,738	$2,875
	2015	16,527	3,654	2,777

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2016	$12,645	$19,477	$5,840	$1,856	$4,532	$44,350
Acquisitions and divestitures	—	—	(10)	(3)	—	(13)
Translation and other	52	39	14	2	14	121
Goodwill at September 30, 2016	$12,697	$19,516	$5,844	$1,855	$4,546	$44,458
On October 1, 2016, the Company completed the divestiture of four product categories, comprised of 41 of its beauty brands ("Beauty Brands"), to Coty, Inc. The transaction includes the global salon professional hair care and color, retail hair color and cosmetics businesses and a majority of the fine fragrances business, along with select hair styling brands (see Note 11). The Beauty Brands have historically been part of the Company's Beauty reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations. As a result, the goodwill attributable to the Beauty Brands as of June 30, 2016 and September 30, 2016 is excluded from the preceding table and is reported as Current assets held for sale in the Consolidated Balance Sheets.
Goodwill increased from June 30, 2016 primarily due to currency translation.
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

Amounts in millions of dollars unless otherwise specified.

Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our continuing goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. While both of these wholly-acquired reporting units have fair value cushions that currently exceed the underlying carrying values, the Shave Care cushion, as well as the related indefinite-lived intangible assets, have been reduced to below 20% due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar in recent years. As a result, this unit is more susceptible to impairment risk from adverse changes in business operating plans and macroeconomic environment conditions, including any further significant devaluation of major currencies relative to the U.S. dollar. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles.
Identifiable intangible assets at September 30, 2016 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,637	$(4,890)
Intangible assets with indefinite lives	21,682	—
Total identifiable intangible assets	$29,319	$(4,890)
Due to the divestiture of the Beauty Brands, intangible assets specific to these businesses are reported as Current assets held for sale (see Note 11).
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended September 30, 2016 and 2015 was $89 and $104, respectively.

Amounts in millions of dollars unless otherwise specified.

5. Earnings Per Share
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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$2,875	$(118)	$2,757	$2,777	$(142)	$2,635
Net earnings attributable to noncontrolling interests	(43)	—	(43)	(34)	—	(34)
Net earnings/(loss) attributable to P&G (Diluted)	2,832	(118)	2,714	2,743	(142)	2,601
Preferred dividends, net of tax benefit	(63)	—	(63)	(65)	—	(65)
Net earnings/(loss) attributable to P&G available to common shareholders (Basic)	$2,769	$(118)	$2,651	$2,678	$(142)	$2,536

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,674.7	2,674.7	2,674.7	2,720.1	2,720.1	2,720.1
Effect of dilutive securities
Conversion of preferred shares (1)	101.0	101.0	101.0	105.7	105.7	105.7
Exercise of stock options and other unvested equity awards (2)	47.2	47.2	47.2	41.7	41.7	41.7
Diluted weighted average common shares outstanding	2,822.9	2,822.9	2,822.9	2,867.5	2,867.5	2,867.5

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$1.03	$(0.04)	$0.99	$0.98	$(0.05)	$0.93
Diluted net earnings/(loss) per common share	$1.00	$(0.04)	$0.96	$0.96	$(0.05)	$0.91

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Outstanding stock options of approximately 26 million and 69 million for the three months ended September 30, 2016 and 2015, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings/(loss) attributable to Procter & Gamble.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended September 30
	2016	2015
Share-based compensation expense	$44	$66
Net periodic benefit cost for pension benefits (1)	96	86
Net periodic benefit cost/(credit) for other retiree benefits (1)	(19)	(24)

(1)
The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

The disclosures above for both share-based compensation and postretirement benefits include amounts related to discontinued operations which were not material in any period presented.

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2016.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2016.
The following table sets forth the Company’s financial assets as of September 30, 2016 and June 30, 2016 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	September 30, 2016	June 30, 2016
Investments
U.S. government securities	$4,826	$4,839
Corporate bond securities	1,789	1,407
Other investments	29	28
Total	$6,644	$6,274
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $643 as of September 30, 2016 and $292 as of June 30, 2016. The amortized cost of U.S. government securities with maturities between one and five years was $4,162 as of September 30, 2016 and $4,513 as of June 30, 2016. The amortized cost of Corporate bond securities with maturities of less than a year was $387 as of September 30, 2016 and $382 as of June 30, 2016. The amortized cost of Corporate bond securities with maturities between one and five years was $1,399 as of September 30, 2016 and $1,018 as of June 30, 2016. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $23,435 and $24,362 as of September 30, 2016 and June 30, 2016, respectively. This includes the current portion ($1,723 and $2,761 as of September 30, 2016 and June 30, 2016, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $2,281 and $2,331 as of September 30, 2016 and June 30, 2016, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30, 2016 and June 30, 2016:

	Notional Amount		Fair Value Asset/(Liability)
	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$798	$798	$18	$31
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$5,013	$4,993	$343	$371
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$3,013	$3,013	$(121)	$(87)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$4,641	$6,482	$(20)	$(10)
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

Amounts in millions of dollars unless otherwise specified.

financing activity. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
	September 30, 2016	June 30, 2016
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(2)	$(2)
Foreign currency contracts	(2)	—
Total	$(4)	$(2)
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$(74)	$(53)
During the next 12 months, the amount of the September 30, 2016 Accumulated other comprehensive income (AOCI) balance that will be reclassified to earnings is expected to be immaterial.
The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2016 and 2015 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30
	2016	2015
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$—	$2
Foreign currency contracts	(8)	(9)
Total	$(8)	$(7)

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2016	2015
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(28)	$89
Debt	28	(89)
Total	$—	$—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(8)	$(62)

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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2016	$(2,641)	$34	$(5,798)	$(7,502)	$(15,907)
OCI before reclassifications (1)	(123)	(10)	1	(1)	(133)
Amounts reclassified from AOCI (2) (3)	8	(3)	92	—	97
Net current period OCI	(115)	(13)	93	(1)	(36)
Balance at September 30, 2016	$(2,756)	$21	$(5,705)	$(7,503)	$(15,943)

(1)	Net of tax expense/(benefit) of $(68), $(4) and $9 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $35 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(3)
See Note 7 for classification of gains and losses from hedges in the Consolidated Statements of Earnings. Gains and losses on investment securities are reclassified from AOCI into Other non-operating income/(loss), net. Gains and losses on pension and other retiree benefits are reclassified from AOCI into Cost of products sold and SG&A and are included in the computation of net periodic pension costs.

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
Through September 30, 2016, the Company reduced non-manufacturing enrollment by approximately 24%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Through fiscal 2016, the Company incurred charges of approximately $4.9 billion. Approximately $2.3 billion of these charges were related to separations, $1.4 billion were asset-related costs and $1.2 billion were related to other restructuring-type costs.
For the three month period ended September 30, 2016, the Company incurred total restructuring charges of approximately $168. Approximately $21 of these charges were recorded in SG&A and approximately $129 of these charges were recorded in Cost of products sold. The remainder of the charges were included in discontinued operations. The following table presents restructuring activity for the three months ended September 30, 2016:

		Three Months Ended September 30, 2016
	Accrual Balance June 30, 2016	Charges	Cash Spent	Charges Against Assets	Accrual Balance September 30, 2016
Separations	$243	$47	$(41)	$—	$249
Asset-related costs	—	105	—	(105)	—
Other costs	72	16	(30)	—	58
Total	$315	$168	$(71)	$(105)	$307
Separation Costs
Employee separation charges for the three month period ended September 30, 2016 relate to severance packages for approximately 520 employees, including non-manufacturing employees of approximately 80. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 17,590 employees, of which approximately 9,620 are non-manufacturing overhead personnel.
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

Three Months Ended September 30, 2016
Beauty	$19
Grooming	5
Health Care	4
Fabric & Home Care	27
Baby, Feminine & Family Care	54
Corporate (1)	59
Total Company	$168

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities and costs related to discontinued operations from our Beauty Brands businesses.

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
Income Tax Uncertainties
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 50 – 60 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $200, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2016.

11. Discontinued Operations
On October 1, 2016, the Company completed the divestiture of four product categories to Coty, Inc. (“Coty”). The divestiture included 41 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and fine fragrance businesses, along with select hair styling brands. The value of the transaction is estimated at approximately $11.4 billion. The value is comprised of 105 million shares of common stock of the Company, which were tendered by shareholders of the Company and exchanged for shares of the newly formed entity holding the Beauty Brands immediately prior to the close of the transaction, valued at approximately $9.4 billion, and the assumption of $1.9 billion of debt by the entity holding the Beauty Brands.
Subsequent to the initial contract signing and prior to the completion of the merger, two of the fine fragrance brands, Dolce & Gabbana and Christina Aguilera, were excluded from the divestiture. These brands have been subsequently divested at amounts that approximated their adjusted carrying values.
In February 2016, the Company completed the divestiture of its Batteries business to Berkshire Hathaway (BH) via a split transaction, in which the Company exchanged Duracell, which the Company had infused with approximately $1.9 billion of additional cash, to repurchase all 52.5 million shares of P&G stock owned by BH. During fiscal 2016, the Company recorded a non-cash, before-tax goodwill and indefinite-lived asset impairment charge of $402 ($350 after-tax), to reduce the value to the total estimated proceeds based on the value of BH’s shares in P&G stock at the time of the impairment charges. The Company recorded an after-tax gain on the final transaction of $422 to reflect the final value of the BH’s shares in P&G stock. The total value of the transaction was $4.2 billion representing the value of the Duracell business and the cash infusion. The cash infusion was reflected as a purchase of treasury stock.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands and Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands' balance sheet positions are presented as assets and liabilities held for sale in the Consolidated Balance Sheets. The Beauty Brands were historically part of the Company's Beauty reportable segment. The Batteries business was historically part of the Company's Fabric & Home Care reportable segment.

On July 1, 2015, the Company adopted ASU 2014-08, which included new reporting and disclosure requirements for discontinued operations. The new requirements are effective for discontinued operations occurring on or after the adoption date, which includes the Beauty Brands divestiture. All other discontinued operations prior to July 1, 2015 are reported based on the previous disclosure requirements for discontinued operations, including the Batteries divestiture.
The following table summarizes Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

	Three Months Ended September 30
	2016	2015
Beauty Brands	$(118)	$150
Batteries	—	(292)
Net earnings/(loss) from discontinued operations	$(118)	$(142)

Amounts in millions of dollars unless otherwise specified.

The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended September 30
	2016	2015
Net sales	$1,159	$1,219
Cost of products sold	450	385
Selling, general and administrative expense	783	647
Interest expense	14	—
Other non-operating income/(loss), net	16	1
Earnings/(loss) from discontinued operations before income taxes	$(72)	$188
Income taxes on discontinued operations	46	38
Net earnings/(loss) from discontinued operations	$(118)	$150
The Beauty Brands incurred transition costs of $135 for the three months ended September 30, 2016, included in the above table.
The following is selected financial information related to cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended September 30
	2016	2015
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24	$28
Gain on sale of business	13	—
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$38	$18

Amounts in millions of dollars unless otherwise specified.

The major components of assets and liabilities of the Beauty Brands held for sale are provided below.

	Beauty Brands
	September 30, 2016	June 30, 2016
Cash	$387	$40
Restricted cash	—	996
Accounts receivable	475	384
Inventories	500	494
Prepaid expenses and other current assets	178	126
Property, plant and equipment, net	627	629
Goodwill and intangible assets, net	4,426	4,411
Other noncurrent assets	478	105
Current assets held for sale	$7,071	$7,185

Accounts payable	$171	$148
Accrued and other liabilities	342	384
Noncurrent deferred tax liabilities	337	370
Long-term debt	1,887	996
Other noncurrent liabilities	393	445
Current liabilities held for sale	$3,130	$2,343
Prior to the transaction, Beauty Brands drew $1.9 billion of debt ($1.0 billion as of June 30, 2016), which as noted above, was used to fund a portion of the transaction. The proceeds were held by the Beauty Brands as of June 30, 2016. As of September 30, 2016 the funds are held by the Company and are reflected on the Consolidated Balance Sheet as Restricted cash until the anticipated legal closing activities are completed. Subsequent to closing, this cash will be used to retire P&G debt as part of a broader debt retirement program that was announced subsequent to September 30, 2016.
The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries business:

Batteries
Three Months Ended September 30, 2015
Net sales	$506
Earnings before impairment charges and income taxes	93
Impairment charges	(402)
Income tax (expense)/benefit	17
Net earnings/(loss) from discontinued operations	$(292)

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including sole supplier and sole manufacturing plant arrangements) and manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (5) the ability to successfully manage cost fluctuations and pressures, including commodity prices, raw materials, labor costs, energy costs and pension and health care costs; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third party relationships, such as our suppliers, contractors and external business partners; (11) the ability to rely on and maintain key information technology systems and networks (including Company and third-party systems and networks) and maintain the security and functionality of such systems and networks and the data contained therein; (12) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, intellectual property, antitrust, privacy, tax, accounting standards and environmental) and to resolve pending matters within current estimates; (13) the ability to manage changes in applicable tax laws and regulations; (14) the ability to successfully manage our portfolio optimization strategy, as well as ongoing acquisition, divestiture and joint venture activities, to achieve the Company’s overall business strategy, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining particularly key employees, especially in key growth markets where the availability of skilled or experienced employees may be limited; and (16) the ability to manage the uncertain implications of the United Kingdom’s withdrawal from the European Union.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Three Months Ended September 30, 2016

•	Economic Conditions and Uncertainties

•	Results of Operations – Three Months Ended September 30, 2016

•	Business Segment Discussion – Three Months Ended September 30, 2016

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (Core EPS), free cash flow and free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Free cash flow is operating cash flow less capital spending. Free cash flow productivity is the ratio of free cash flow to net earnings. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures.
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
The table below provides detail on our reportable segments, including the product categories and brand composition within each segment.

Reportable Segments	Product Categories (Sub-Categories)	Major Brands
Beauty	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Pantene, Rejoice
	Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, SK-II
Grooming	Grooming (1) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Fusion, Gillette, Mach3, Prestobarba, Venus
Health Care	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Prilosec, Vicks
Fabric & Home Care	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
	Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	Baby Care (Baby Wipes, Diapers and Pants)	Luvs, Pampers
	Feminine Care (Adult Incontinence, Feminine Care)	Always, Tampax
	Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin

(1)	The Grooming product category is comprised of the Shave Care and Appliances Global Business Units.
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2016 (excluding net sales and net earnings in Corporate):

	Three Months Ended September 30, 2016
	Net Sales	Net Earnings
Beauty	18%	22%
Grooming	10%	15%
Health Care	12%	12%
Fabric & Home Care	32%	26%
Baby, Feminine & Family Care	28%	25%
Total Company	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2016 versus the three months ended September 30, 2015:

•
Net sales were unchanged versus the previous year at $16.5 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 3%. Organic sales increased 3% in Beauty and in Grooming, 7% in Health Care, 4% in Fabric & Home Care and 2% in Baby, Feminine & Family Care.

•
Unit volume increased 2% with organic volume up 3%. Volume increased mid-single digits in Health Care and low single digits in Fabric & Home Care and in Baby, Feminine & Family Care. Volume was unchanged in Grooming and decreased low single digits in Beauty. Excluding the impacts of minor brand divestitures, organic volume increased low single digits in both Beauty and Grooming.

•
Net earnings from continuing operations were $2.9 billion, an increase of $98 million, or 4% versus the prior year period. This increase was driven by an increase in other non-operating income due to minor brand divestitures and a lower effective tax rate.

•	Diluted net earnings per share from continuing operations increased 4% to $1.00.

•	Net earnings attributable to Procter & Gamble were $2.7 billion, an increase of $113 million, or 4% versus the prior year period, driven by the increase in net earnings from continuing operations.

•	Core net earnings per share, which excludes discontinued operations and incremental restructuring charges, increased 5% to $1.03.

•
Operating cash flow was $3.0 billion. Free cash flow, which is operating cash flow less capital expenditures, was $2.3 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 85%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East and Eastern Europe, further economic instability in the European Union, political instability in certain Latin American markets and economic slowdowns in Japan and China, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvements projects in 2012. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Over the past four years, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Egypt, Mexico, and the United Kingdom have had, and could continue to have, a significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts, but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example, the U.S. is considering corporate tax reform that may significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Egypt, Nigeria and Ukraine. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings. For example, during fiscal 2015, the Company deconsolidated its Venezuelan subsidiaries due to evolving conditions that resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.
For information on risk factors that could impact our results, refer to Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended June 30, 2016.
RESULTS OF OPERATIONS – Three Months Ended September 30, 2016
The following discussion provides a review of results for the three months ended September 30, 2016 versus the three months ended September 30, 2015.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2016	2015	% Chg
Net sales	$16,518	$16,527	—%
Operating income	3,771	3,768	—%
Net earnings from continuing operations	2,875	2,777	4%
Net earnings/(loss) from discontinued operations	(118)	(142)	N/A
Net earnings attributable to Procter & Gamble	2,714	2,601	4%
Diluted net earnings per common share	0.96	0.91	5%
Diluted net earnings per share from continuing operations	1.00	0.96	4%
Core net earnings per common share	1.03	0.98	5%

	Three Months Ended September 30
COMPARISONS AS A % OF NET SALES	2016	2015	Basis Pt Chg
Gross profit	51.0%	50.7%	30
Selling, general & administrative expense	28.1%	27.9%	20
Operating income	22.8%	22.8%	—
Earnings from continuing operations before income taxes	22.6%	22.1%	50
Net earnings from continuing operations	17.4%	16.8%	60
Net earnings attributable to Procter & Gamble	16.4%	15.7%	70
Net Sales
Net sales were unchanged at $16.5 billion for the first quarter. Unit volume increased 2%. Unfavorable foreign exchange reduced net sales by 3%. Pricing and mix had no net impact on consolidated net sales. Volume increased mid-single digits in Health Care and low single digits in Fabric & Home Care and in Baby, Feminine & Family Care. Volume was unchanged in Grooming and decreased low single digits in Beauty driven by minor brand divestitures. Volume increased low single digits in developed regions and was unchanged in developing regions. Organic sales increased 3% driven by a 3% increase in organic volume.

	Net Sales Change Drivers 2016 vs. 2015 (Three Months Ended September 30)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(2)%	2%	(2)%	1%	1%	1%	(1)%
Grooming	—%	3%	(3)%	1%	—%	1%	(1)%
Health Care	5%	5%	(3)%	1%	1%	—%	4%
Fabric & Home Care	2%	4%	(2)%	(1)%	1%	1%	1%
Baby, Feminine & Family Care	3%	4%	(3)%	(1)%	(1)%	1%	(1)%
Total Company	2%	3%	(3)%	—%	—%	1%	—%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 30 basis points to 51.0% of net sales for the quarter. Gross margin increased primarily due to a 190 basis point positive impact from manufacturing cost savings and a 20 basis point benefit from volume scale leverage. These impacts were partially offset by an 80 basis point negative impact from unfavorable foreign exchange, a 20 basis point decrease due to incremental restructuring charges, a 30 basis point decline from unfavorable product mix across segments (caused by net sales declines in Beauty and in Grooming, which have higher than company-average gross margins), and 50 basis points of combined impact from higher commodity costs and initiative investments.
Total SG&A spending increased 1% to $4.6 billion due to increased marketing activities partially offset by lower overhead spending due to productivity efforts. SG&A as a percentage of net sales increased 20 basis points to 28.1%. Marketing spending as a percentage of net sales increased 60 basis points due to an increase in advertising and other activities. Overhead costs as a percentage of net sales decreased 40 basis points, as 60 basis points of productivity savings in overhead spending was partially offset by wage inflation and foreign exchange.
Non-Operating Expenses and Income
Interest expense was $131 million for the quarter, a decrease of $9 million versus the prior year period, due to a decrease in weighted average interest rates. Interest income was $35 million for the quarter, a decrease of $9 million versus the prior year period due to a decrease in cash and cash equivalents. Other non-operating income/(loss) was $63 million, an increase of $81 million, due to gains from minor brand divestitures.
Income Taxes on Continuing Operations
The effective tax rate on continuing operations decreased 90 basis points to 23.1% primarily due to a 310 basis point impact following the adoption of a new accounting standard on the tax impacts of share-based payments to employees. This was partially offset by unfavorable geographic mix of earnings and the impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 30 basis points in the current year versus 60 basis points in the prior year).
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $98 million or 4% for the quarter. This increase was due to the increase in non-operating income and decrease in the effective income tax rate discussed above. Foreign exchange impacts reduced net earnings by about $200 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily the currencies of Argentina, Mexico, Egypt and the United Kingdom. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 4% to $1.00 due to increased net earnings.
Discontinued Operations
The net loss from discontinued operations improved by $24 million to $118 million in the current period versus a net loss of $142 million in the prior period. This change was driven primarily by a base period loss on the Batteries business (as impairment charges more than offset earnings), partially offset by current period Beauty Brands transition costs (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $113 million or 4% to $2.7 billion for the quarter. The increase was due to the improvements in net earnings from both continuing and discontinued operations, both discussed above. Diluted net earnings per share increased 5% to $0.96. Core net earnings per share increased 5% to $1.03. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plans.
BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2016
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three month period ended September 30, 2016 are provided based on a comparison to the same three month period ended September 30, 2015. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three months ended September 30, 2016 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2016
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$2,996	(1)%	$783	(5)%	$592	(5)%
Grooming	1,658	(1)%	529	6%	415	6%
Health Care	1,861	4%	496	11%	320	1%
Fabric & Home Care	5,302	1%	1,129	1%	728	(3)%
Baby, Feminine & Family Care	4,595	(1)%	1,045	(6)%	697	(7)%
Corporate	106	(1)%	(244)	N/A	123	N/A
Total Company	$16,518	—%	$3,738	2%	$2,875	4%
Beauty
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Beauty net sales decreased 1% to $3.0 billion during the first fiscal quarter on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price increases contributed 1% to net sales. Favorable product mix added 1% to net sales primarily due to growth of the super-premium SK-II brand which has higher than average selling prices. Organic sales increased 3% on organic volume that increased 2%. Global market share of the Beauty segment decreased 0.7 points. Volume decreased low single digits in both developed and developing markets. Excluding the impact of minor brand divestitures, organic volume increased low single digits in developing markets.

•
Volume in Hair Care was down low single digits due to minor brand divestitures. Organic volume increased low single digits. Developed markets declined low single digits due to competitive activity and developing markets declined low single digits due to minor brand divestitures. Organic volume increased low single digits in developing markets behind market growth and increased marketing. Global market share of the Hair Care category decreased nearly a point.

•
Volume in Skin and Personal Care increased low single digits. Volume increased low single digits in developed regions due to product innovation and increased promotional activity. Volume decreased low single digits in developing regions due to minor brand divestitures, with organic volume up low single digits behind innovation and increased marketing. Global market share of the Skin and Personal Care category decreased half a point.

Net earnings decreased 5% to $592 million due to the reduction in net sales, along with an 80 basis point decrease in net earnings margin. The net earnings margin declined due to an increase in SG&A as a percentage of net sales, partially offset by increase in gross margin. SG&A as a percentage of net sales increased due to increases in both marketing and overhead spending. Gross margin increased primarily due to increased pricing and productivity savings, which were only partially offset by unfavorable commodity and foreign exchange impacts.

Grooming
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Grooming net sales decreased 1% to $1.7 billion during the first fiscal quarter on unit volume that was unchanged. Unfavorable foreign exchange reduced net sales by 3%. Price increases in Shave Care contributed 1% to net sales. Organic sales increased 3% on a 3% increase in organic volume. Global market share of the Grooming segment decreased 0.1 point. Volume increased low single digits in developed regions and was unchanged in developing regions.

•
Shave Care volume was unchanged in both developed and developing regions as increased marketing support and product innovation were largely offset by competitive activity. Organic volume increased mid-single digits in developing regions. Global market share of the blades and razors category increased slightly.

•
Volume in Appliances increased low single digits. Volume was up mid-single digits in developed regions and low single digits in developing regions due to product innovation and market growth. Global market share of the Appliances category decreased a point.

Net earnings increased 6% to $415 million as a 170 basis-point increase in net earnings margin was only partially offset by the reduction in net sales. Net earnings margin increased due to an increase in gross margin driven by the benefits of increased pricing and productivity efforts, which were only partially offset by unfavorable foreign exchange and other investments. Gross margin expansion was partially offset by an increase in SG&A as a percent of net sales due to increased marketing spending.
Health Care
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Health Care net sales increased 4% to $1.9 billion during the first fiscal quarter on a 5% increase in unit volume. Unfavorable foreign exchange reduced net sales by 3%. Price increases in both Oral Care and Personal Health Care contributed 1% to net sales and favorable product mix added 1% to net sales primarily due to an increase in Oral care product forms with higher than average selling prices. Organic sales increased 7% on a 5% increase in organic volume. Global market share of the Health Care segment decreased 0.3 points. Volume increased mid-single digits in both developed and developing regions.

•
Oral Care volume increased mid-single digits in developed regions and low single digits in developing regions driven by market growth and product innovation. Global market share of the Oral Care category decreased slightly.

•
Volume in Personal Health Care increased high single digits with low single-digit growth in developed regions and double-digit growth in developing regions behind market growth, product innovation and expanded distribution. Global market share of the Personal Health Care category decreased nearly half a point.

Net earnings increased 1% to $320 million primarily due to the increase in net sales partially offset by a 50 basis point reduction in net earnings margin. Gross margin increased due to manufacturing cost savings and increased pricing, partially offset by unfavorable sales channel mix and foreign exchange impacts. This was more than offset by an increase in SG&A as a percentage of net sales due to a base period benefit related to the earnings of our PGT Healthcare partnership.
Fabric & Home Care
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Fabric & Home Care net sales increased 1% to $5.3 billion for the first fiscal quarter on a 2% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Favorable geographic mix added 1% to net sales due to the growth of developed regions which have higher than segment-average selling prices. Lower pricing driven by promotional spending had a negative 1% impact on net sales. Organic sales increased 4% on a 4% increase in organic volume. Global market share of the Fabric & Home Care segment was unchanged. Volume increased mid-single digits in developed regions and was down low single digits in developing regions.

•
Fabric Care volume increased low single digits as a mid-single-digit increase in developed markets due to innovation and increased marketing spending were partially offset by a low single-digit decrease in developing regions driven by competitive activity and reduced distribution of less profitable brands. Global market share of the Fabric Care category was unchanged.

•
Home Care volume increased low single digits driven by a mid-single-digit increase in developed markets due to product innovation, partially offset by a low single-digit decrease in developing regions due to minor brand divestitures. Organic volume in developing regions increased low single digits due to product innovation. Global market share of the Home Care category was up slightly.

Net earnings decreased 3% to $728 million due to a 50 basis-point decrease in net earnings margin, which more than offset the increase in net sales. Net earnings margin decreased primarily due to a higher tax rate. Gross margin expansion was largely offset by increased SG&A as a percent of net sales. Increased gross margin was driven by manufacturing cost savings and favorable geographic and product mix, driven by increases in developed markets and in premium product forms, both of which have higher than segment-average margins, partially offset by unfavorable foreign exchange impacts, lower pricing and other investments. SG&A as a percentage of net sales increased primarily due to increased marketing and overhead spending. The tax rate increased due in part to disproportionate growth in the U.S., which has higher than global-average tax rates.

Baby, Feminine & Family Care
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Baby, Feminine & Family Care net sales decreased 1% to $4.6 billion during the first fiscal quarter on a 3% increase in unit volume. Unfavorable foreign exchange reduced net sales by 3%. Unfavorable geographic mix reduced net sales by 1% due to the disproportionate growth of developing regions which have lower than segment-average selling prices. Lower pricing driven by promotional spending had a negative 1% impact on net sales. Organic sales increased 2% on a 4% increase in organic volume. Global market share of the Baby, Feminine & Family Care segment decreased 0.5 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions.

•
Volume in Baby Care increased low single digits caused by a high single-digit increase in developing regions due to market growth and decreased pricing. Volume decreased low single digits in developed regions due to competitive activity. Global market share of the Baby Care category decreased less than half a point.

•
Volume in Feminine Care increased low single digits due to a mid-single-digit increase in developed regions and a low single-digit increase in developing regions, both due to product innovation and market growth. Global market share of the Feminine Care category decreased nearly half a point.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by market growth, product innovation and increased merchandising. In the U.S., all-outlet share of the Family Care category was up less than half a point.

Net earnings decreased 7% to $697 million due to the decline in net sales and a 90 basis point reduction in the net earnings margin. Net earnings margin declined due to an increase in SG&A as a percent of sales driven by higher marketing and overhead spending, partially offset by an increase in gross margin. Gross margin increased slightly due to manufacturing cost savings and lower commodity costs, partially offset by unfavorable foreign exchange impacts and other investments.
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
Corporate net sales decreased 1% to $106 million during the first fiscal quarter. Corporate net earnings from continuing operations improved by $174 million to $123 million in the first fiscal quarter due mainly to a reduction in unallocated corporate overhead spending, due in part to the elimination of stranded overheads from divestitures, and tax benefits resulting from the adoption of a new accounting standard on the tax impacts of share-based payments to employees. Additional discussion of this item is included in the Results of Operations section.
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
As part of this plan, which has been expanded since its inception, the Company expects to incur approximately $5.5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 91% of the estimated costs have been incurred through September 2016. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment. Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3 billion in annual gross savings (before-tax). The cumulative before-tax savings as of the current year are estimated at approximately $2.5 to $3 billion. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $3.0 billion of cash from operating activities in the quarter, a decrease of $513 million versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes, and gain on sale of businesses), generated $3.3 billion of operating cash flow. Working capital and other impacts used $252 million of cash in the period. Accounts receivable used $424 million of cash in part due to an increase in sales versus the final quarter of fiscal 2016. Inventory consumed $287 million of cash due to initiatives and production seasonality to support holiday shipments. Accounts payable, accrued and other liabilities generated $298 million of cash primarily due to an increase in taxes payable due to the timing of estimated payments. All other operating assets and liabilities generated $135 million of cash.
Investing Activities
Cash used by investing activities was $2.1 billion in the quarter. Capital expenditures were $684 million, or 4.1% of net sales. We generated $183 million of cash from proceeds from asset sales primarily from plant asset sales and minor brand divestitures. The pending sale of the Beauty Brands used cash of $1.2 billion, including $348 million of cash transferred to the Beauty business and accounted for in Current assets held for sale and $874 million of borrowings related to the Beauty Brands that were placed in Restricted cash to be used in connection with the sale of the Beauty Brands. We used $631 million for purchases of short-term investments, partially offset by cash generated from proceeds from sales or maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $507 million in the quarter. We used $1.0 billion for treasury stock purchases and $1.9 billion for dividends. Cash generated from net debt issuances was $1.4 billion. Cash from the exercise of stock options and other impacts generated $937 million of cash.
As of September 30, 2016, our current assets exceeded current liabilities by $2.8 billion. Excluding assets and liabilities of the Beauty businesses held for sale, current liabilities exceeded current assets by $1.2 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective of underlying business trends (i.e. trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by Management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following item:
Incremental restructuring: The Company has and continues to have an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. Beginning in 2012 Procter & Gamble began a $10 billion strategic productivity and cost savings initiative that includes incremental restructuring activities. This results in incremental restructuring charges to accelerate productivity efforts and cost savings. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs.
We do not view the above item to be part of our sustainable results and its exclusion from Core earnings measures provides a more comparable measure of year-on-year results.
Organic sales growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis, and this measure is used in assessing achievement of management goals for at-risk compensation.
Free cash flow: Free cash flow is defined as operating cash flow less capital spending. Free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends and discretionary investment.
Free cash flow productivity: Free cash flow productivity is defined as the ratio of free cash flow to net earnings. Management views free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Free cash flow productivity is used by management in making operating decisions, allocating financial resources and for budget planning purposes. The Company's long-term target is to generate annual free cash flow productivity at or above 90 percent.
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time.
Organic sales growth:

Three Months Ended September 30, 2016	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(1)%	2%	2%	3%
Grooming	(1)%	3%	1%	3%
Health Care	4%	3%	—%	7%
Fabric & Home Care	1%	2%	1%	4%
Baby, Feminine & Family Care	(1)%	3%	—%	2%
Total Company	—%	3%	—%	3%
* Acquisition/Divestiture Impact includes the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Free cash flow and free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, September 30, 2016
Operating Cash Flow	Capital Spending	Free Cash Flow	Net Earnings	Free Cash Flow Productivity
$3,025	$(684)	$2,341	$2,757	85%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,102	—	(111)	—	7,991
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,645	—	23	(1)	4,667
OPERATING INCOME	3,771	—	88	1	3,860
INCOME TAX ON CONTINUING OPERATIONS	863	—	15	1	879
NET EARNINGS ATTRIBUTABLE TO P&G	2,714	118	73	—	2,905
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	0.96	0.04	0.03	—	1.03
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	5%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2015
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,152	—	(72)	—	8,080
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,607	—	—	—	4,607
OPERATING INCOME	3,768	—	72	—	3,840
INCOME TAX ON CONTINUING OPERATIONS	877	—	14	1	892
NET EARNINGS ATTRIBUTABLE TO P&G	2,601	142	58	(1)	2,800
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	0.91	0.05	0.02	—	0.98
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2016. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chairman of the Board, President and Chief Executive Officer, David S. Taylor, and the Company’s Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Taylor and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Taylor and Moeller, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.

Item 1A.	Risk Factors
For information on Risk Factors, please refer to Part I, Item 1A "Risk Factors" in the Company’s Form 10-K for the fiscal year ended June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program ($ in billions)
7/01/2016 - 7/31/2016	8,766,524	$85.51	5,846,912	(3)
8/01/2016 - 8/31/2016	5,774,731	$86.58	5,774,731	(3)
9/01/2016 - 9/30/2016	—	—	—	(3)
Total	14,541,255	$85.94	11,621,643

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

(3)
On August 2, 2016, the Company stated that in fiscal year 2017 the Company expects to reduce outstanding shares at a value of approximately $15 billion, through a combination of direct share repurchase and shares that will be exchanged in the Beauty Brands transaction, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

2-1	Fourth Amendment to the Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. + **

2-2	Side Letter Amendment to the Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. + **

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

10-1	Company’s Form of Separation Agreement & Release * +

10-2	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional Terms and Conditions * +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of all omitted schedules and attachments.

+	Filed herewith
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

THE PROCTER & GAMBLE COMPANY

October 25, 2016	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

2-1	Fourth Amendment to the Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. + **

2-2	Side Letter Amendment to the Transaction Agreement dated as of July 8, 2015 among The Procter & Gamble Company, Coty Inc., Galleria Co. and Green Acquisition Sub Inc. + **

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

10-1	Company’s Form of Separation Agreement & Release +

10-2	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional Terms and Conditions +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of all omitted schedules and attachments.

+	Filed herewith
(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.