Form 10-Q
period 2016-12-31
PROCTER & GAMBLE Co
filed 2017-01-20
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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
Yes ☐     No ☑
There were 2,556,477,220 shares of Common Stock outstanding as of December 31, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2016	2015	2016	2015
NET SALES	$16,856	$16,915	$33,374	$33,442
Cost of products sold	8,298	8,460	16,400	16,612
Selling, general and administrative expense	4,683	4,602	9,328	9,209
OPERATING INCOME	3,875	3,853	7,646	7,621
Interest expense	122	143	253	283
Interest income	42	58	77	102
Other non-operating income/(loss), net	(539)	35	(476)	17
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,256	3,803	6,994	7,457
Income taxes on continuing operations	695	898	1,558	1,775
NET EARNINGS FROM CONTINUING OPERATIONS	2,561	2,905	5,436	5,682
NET EARNINGS FROM DISCONTINUED OPERATIONS	5,335	323	5,217	181
NET EARNINGS	7,896	3,228	10,653	5,863
Less: Net earnings attributable to noncontrolling interests	21	22	64	56
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$7,875	$3,206	$10,589	$5,807

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.96	$1.04	$1.99	$2.02
Earnings from discontinued operations	2.05	0.12	1.98	0.07
BASIC NET EARNINGS PER COMMON SHARE	3.01	1.16	3.97	2.09
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.93	$1.01	$1.93	$1.97
Earnings from discontinued operations	1.95	0.11	1.88	0.06
DILUTED NET EARNINGS PER COMMON SHARE	2.88	1.12	3.81	2.03
DIVIDENDS PER COMMON SHARE	$0.6695	$0.6629	$1.3390	$1.3258
Diluted weighted average common shares outstanding	2,737.6	2,864.6	2,780.2	2,865.8

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2016	2015	2016	2015
NET EARNINGS	$7,896	$3,228	$10,653	$5,863
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	(1,988)	(955)	(1,989)	(1,978)
Unrealized gains/(losses) on hedges	864	252	749	210
Unrealized gains/(losses) on investment securities	(55)	(28)	(68)	(20)
Unrealized gains/(losses) on defined benefit retirement plans	600	143	693	234
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(579)	(588)	(615)	(1,554)
TOTAL COMPREHENSIVE INCOME/(LOSS)	7,317	2,640	10,038	4,309
Less: Total comprehensive income attributable to noncontrolling interests	21	22	64	56
TOTAL COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$7,296	$2,618	$9,974	$4,253

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2016	June 30, 2016
Assets
CURRENT ASSETS
Cash and cash equivalents			$6,051	$7,102
Available-for-sale investment securities			7,403	6,246
Accounts receivable			4,729	4,373
INVENTORIES
Materials and supplies			1,398	1,188
Work in process			522	563
Finished goods			2,867	2,965
Total inventories			4,787	4,716
Deferred income taxes			—	1,507
Prepaid expenses and other current assets			2,602	2,653
Current assets held for sale			—	7,185
TOTAL CURRENT ASSETS			25,572	33,782
PROPERTY, PLANT AND EQUIPMENT, NET			18,778	19,385
GOODWILL			43,458	44,350
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,185	24,527
OTHER NONCURRENT ASSETS			5,040	5,092
TOTAL ASSETS			$117,033	$127,136

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$8,300	$9,325
Accrued and other liabilities			7,584	7,449
Current liabilities held for sale			—	2,343
Debt due within one year			13,007	11,653
TOTAL CURRENT LIABILITIES			28,891	30,770
LONG-TERM DEBT			16,460	18,945
DEFERRED INCOME TAXES			8,692	9,113
OTHER NONCURRENT LIABILITIES			9,246	10,325
TOTAL LIABILITIES			63,289	69,153
SHAREHOLDERS’ EQUITY
Preferred stock			1,024	1,038
Common stock – shares issued –	December 2016	4,009.2
	June 2016	4,009.2	4,009	4,009
Additional paid-in capital			63,596	63,714
Reserve for ESOP debt retirement			(1,272)	(1,290)
Accumulated other comprehensive income/(loss)			(16,522)	(15,907)
Treasury stock			(92,720)	(82,176)
Retained earnings			94,945	87,953
Noncontrolling interest			684	642
TOTAL SHAREHOLDERS’ EQUITY			53,744	57,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$117,033	$127,136

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2016		2015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,102		$6,836
OPERATING ACTIVITIES
Net earnings	10,653		5,863
Depreciation and amortization	1,435		1,454
Loss on early extinguishment of debt	543		—
Share-based compensation expense	104		140
Deferred income taxes	(448)		140
Gain on sale of businesses	(5,343)		(37)
Goodwill and intangible asset impairment charges	—		402
Changes in:
Accounts receivable	(595)		(488)
Inventories	(247)		(386)
Accounts payable, accrued and other liabilities	(296)		322
Other operating assets and liabilities	152		374
Other	67		234
TOTAL OPERATING ACTIVITIES	6,025		8,018
INVESTING ACTIVITIES
Capital expenditures	(1,429)		(1,223)
Proceeds from asset sales	280		80
Acquisitions, net of cash acquired	(16)		(186)
Purchases of short-term investments	(1,739)		(762)
Proceeds from sales of short-term investments	354		683
Pre-divestiture addition of restricted cash related to the Beauty Brands divestiture	(874)		—
Cash transferred at closing related to the Beauty Brands divestiture	(475)		—
Release of restricted cash upon closing of the Beauty Brands divestiture	1,870		—
Change in other investments	8		(31)
TOTAL INVESTING ACTIVITIES	(2,021)		(1,439)
FINANCING ACTIVITIES
Dividends to shareholders	(3,637)		(3,733)
Change in short-term debt	2,715		2,020
Additions to long-term debt	2,641		1,721
Reductions of long-term debt	(5,029)	(1)	(2,239)
Treasury stock purchases	(2,503)		(2,503)
Impact of stock options and other	1,074		1,007
TOTAL FINANCING ACTIVITIES	(4,739)		(3,727)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(316)		(285)
CHANGE IN CASH AND CASH EQUIVALENTS	(1,051)		2,567
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,051		$9,403

(1)	Includes $543 of costs related to early extinguishment of debt.

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

2. New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard no later than July 1, 2018. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely un-impacted by the new standard. Therefore we do not expect this new guidance to have a material impact on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". This guidance simplifies the presentation of deferred taxes on the balance sheet by requiring that all deferred tax assets and liabilities be classified as non-current. The new standard is effective for us beginning July 1, 2017, with early adoption permitted. We elected to early adopt the new guidance on a prospective basis in the first quarter of fiscal year 2017. The impact was not significant.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We will adopt the standard no later than July 1, 2019. We are currently assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits (which represent the excess of actual tax benefits received at vest or settlement over the benefits recognized at issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at vest or settlement is lower than the benefits recognized at issuance of share-based payments) to be recorded in the income statement when the awards vest or are settled. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The standard further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The new standard is effective for us beginning July 1, 2017, with early adoption permitted. We elected to early adopt the new guidance on a prospective basis in the first quarter of fiscal year 2017. The primary impact of adoption was the recognition of excess tax benefits in our Income taxes on continuing operations rather than in Additional paid-in capital for fiscal year 2017. As a result, we recognized a discrete tax benefit of $129 in Income taxes on continuing operations during the six months ended December 31, 2016. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2017. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this amended guidance had a significant impact on our Consolidated Financial Statements.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

Amounts in millions of dollars unless otherwise specified.

3. Segment Information
As discussed in Note 11, the Beauty Brands and Batteries businesses are presented as discontinued operations and are excluded from segment results for all periods presented. Effective July 1, 2016, the Company began accounting for sales to its Venezuela subsidiaries in Corporate for management reporting purposes. As a result, we are also reflecting such sales in Corporate for segment reporting purposes. This change was made on a prospective basis for both management and external segment reporting purposes and did not have a significant impact on any of the segments.
Following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2016	$2,942	$714	$540	$5,938	$1,497	$1,132
	2015	2,963	774	585	6,004	1,596	1,209
Grooming	2016	1,789	614	469	3,447	1,143	884
	2015	1,806	579	441	3,480	1,078	831
Health Care	2016	2,072	608	422	3,933	1,104	742
	2015	1,978	564	394	3,774	1,012	712
Fabric & Home Care	2016	5,270	1,125	725	10,572	2,254	1,453
	2015	5,347	1,177	773	10,598	2,297	1,520
Baby, Feminine & Family Care	2016	4,645	1,038	680	9,240	2,083	1,377
	2015	4,710	1,037	683	9,368	2,148	1,432
Corporate	2016	138	(843)	(275)	244	(1,087)	(152)
	2015	111	(328)	29	218	(674)	(22)
Total Company	2016	$16,856	$3,256	$2,561	$33,374	$6,994	$5,436
	2015	16,915	3,803	2,905	33,442	7,457	5,682

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2016	$12,645	$19,477	$5,840	$1,856	$4,532	$44,350
Acquisitions and divestitures	—	—	(10)	(3)	—	(13)
Translation and other	(308)	(350)	(100)	(30)	(91)	(879)
Goodwill at December 31, 2016	$12,337	$19,127	$5,730	$1,823	$4,441	$43,458
On October 1, 2016, the Company completed the divestiture of four product categories, comprised of 41 of its beauty brands ("Beauty Brands"), to Coty, Inc. The transaction included the global salon professional hair care and color, retail hair color and cosmetics businesses and a majority of the fine fragrances business, along with select hair styling brands (see Note 11). The Beauty Brands have historically been part of the Company's Beauty reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations. As a result, the goodwill attributable to the Beauty Brands as of June 30, 2016 is excluded from the preceding table and is reported as Current assets held for sale in the Consolidated Balance Sheets.
Goodwill decreased from June 30, 2016 primarily due to currency translation.
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
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions including macroeconomic conditions, overall category growth rates, competitive activities, cost containment, margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our continuing goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. While both of these wholly-acquired reporting units have fair value cushions that currently exceed the underlying carrying values, the Shave Care cushion, as well as the related indefinite-lived intangible assets, have been reduced to approximately 20% or below due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar in recent years. As a result, this unit is more susceptible to impairment risk from adverse changes in business operating plans and macroeconomic environment conditions, including any further significant devaluation of major currencies relative to the U.S. dollar. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles.
Identifiable intangible assets at December 31, 2016 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,322	$(4,703)
Intangible assets with indefinite lives	21,566	—
Total identifiable intangible assets	$28,888	$(4,703)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended December 31, 2016 and 2015 was $80 and $99, respectively. For the six months ended December 31, 2016 and 2015, the amortization expense of intangible assets was $169 and $203, respectively.

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

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$2,561	$5,335	$7,896	$2,905	$323	$3,228
Net earnings attributable to noncontrolling interests	(21)	—	(21)	(22)	—	(22)
Net earnings attributable to P&G (Diluted)	2,540	5,335	7,875	2,883	323	3,206
Preferred dividends, net of tax benefit	(61)	—	(61)	(64)	—	(64)
Net earnings attributable to P&G available to common shareholders (Basic)	$2,479	$5,335	$7,814	$2,819	$323	$3,142

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,596.6	2,596.6	2,596.6	2,718.9	2,718.9	2,718.9
Effect of dilutive securities
Conversion of preferred shares (1)	100.1	100.1	100.1	104.7	104.7	104.7
Exercise of stock options and other unvested equity awards (2)	40.9	40.9	40.9	41.0	41.0	41.0
Diluted weighted average common shares outstanding	2,737.6	2,737.6	2,737.6	2,864.6	2,864.6	2,864.6

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$0.96	$2.05	$3.01	$1.04	$0.12	$1.16
Diluted net earnings per common share	$0.93	$1.95	$2.88	$1.01	$0.11	$1.12

	Six Months Ended December 31, 2016			Six Months Ended December 31, 2015
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$5,436	$5,217	$10,653	$5,682	$181	$5,863
Net earnings attributable to noncontrolling interests	(64)	—	(64)	(56)	—	(56)
Net earnings attributable to P&G (Diluted)	5,372	5,217	10,589	5,626	181	5,807
Preferred dividends, net of tax benefit	(124)	—	(124)	(129)	—	(129)
Net earnings attributable to P&G available to common shareholders (Basic)	$5,248	$5,217	$10,465	$5,497	$181	$5,678

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,635.6	2,635.6	2,635.6	2,719.5	2,719.5	2,719.5
Effect of dilutive securities
Conversion of preferred shares (1)	100.5	100.5	100.5	105.2	105.2	105.2
Exercise of stock options and other unvested equity awards (2)	44.1	44.1	44.1	41.1	41.1	41.1
Diluted weighted average common shares outstanding	2,780.2	2,780.2	2,780.2	2,865.8	2,865.8	2,865.8

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$1.99	$1.98	$3.97	$2.02	$0.07	$2.09
Diluted net earnings per common share	$1.93	$1.88	$3.81	$1.97	$0.06	$2.03

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Outstanding stock options of approximately 27 million and 48 million for the three months ended December 31, 2016 and 2015, respectively, and approximately 27 million and 69 million for the six months ended December 31, 2016 and 2015, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
Share-based compensation expense	$74	$74	$118	$140
Net periodic benefit cost for pension benefits (1)	257	85	353	171
Net periodic benefit cost/(credit) for other retiree benefits (1)	58	(25)	39	(49)

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

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2016.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2016.
The following table sets forth the Company’s financial assets as of December 31, 2016 and June 30, 2016 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	December 31, 2016	June 30, 2016
Investments
U.S. government securities	$5,599	$4,839
Corporate bond securities	1,804	1,407
Other investments	30	28
Total	$7,433	$6,274
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $1,642 as of December 31, 2016 and $292 as of June 30, 2016. The amortized cost of U.S. government securities with maturities between one and five years was $3,983 as of December 31, 2016 and $4,513 as of June 30, 2016. The amortized cost of Corporate bond securities with maturities of less than a year was $443 as of December 31, 2016 and $382 as of June 30, 2016. The amortized cost of Corporate bond securities with maturities between one and five years was $1,369 as of December 31, 2016 and $1,018 as of June 30, 2016. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances

Amounts in millions of dollars unless otherwise specified.

classified as either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $19,870 and $24,362 as of December 31, 2016 and June 30, 2016, respectively. This includes the current portion ($1,790 and $2,761 as of December 31, 2016 and June 30, 2016, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $1,700 and $2,331 as of December 31, 2016 and June 30, 2016, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31, 2016 and June 30, 2016:

	Notional Amount		Fair Value Asset/(Liability)
	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$798	$798	$116	$31
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$4,393	$4,993	$191	$371
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$3,044	$3,013	$147	$(87)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$3,745	$6,482	$(20)	$(10)
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

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
	December 31, 2016	June 30, 2016
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(2)	$(2)
Foreign currency contracts	(7)	—
Total	$(9)	$(2)
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$94	$(53)
During the next 12 months, the amount of the December 31, 2016 Accumulated other comprehensive income (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

Amounts in millions of dollars unless otherwise specified.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended December 31, 2016 and 2015 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$—	$1	$—	$3
Foreign currency contracts	107	8	99	(1)
Total	$107	$9	$99	$2

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(152)	$(50)	$(180)	$39
Debt	152	50	180	(39)
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(176)	$(158)	$(184)	$(220)

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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2016	$(2,641)	$34	$(5,798)	$(7,502)	$(15,907)
OCI before reclassifications (1)	848	(63)	385	(1,989)	(819)
Amounts reclassified from AOCI (2) (3)	(99)	(5)	308	—	204
Net current period OCI	749	(68)	693	(1,989)	(615)
Balance at December 31, 2016	$(1,892)	$(34)	$(5,105)	$(9,491)	$(16,522)

(1)	Net of tax expense/(benefit) of $453, $(6) and $113 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $114 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

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
Through December 31, 2016, the Company reduced non-manufacturing enrollment by approximately 26%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Through fiscal 2016, the Company incurred charges of approximately $4.9 billion. Approximately $2.3 billion of these charges were related to separations, $1.4 billion were asset-related costs and $1.2 billion were related to other restructuring-type costs.
For the three and six month periods ended December 31, 2016, the Company incurred total restructuring charges of approximately $180 and $348, respectively. For the three and six month periods ended December 31, 2016, $27 and $48 of these charges were recorded in SG&A, respectively. For the three and six month periods ended December 31, 2016, $148 and $277 of these charges were recorded in Cost of products sold, respectively. The remainder of the charges were included in discontinued operations. The following table presents restructuring activity for the six months ended December 31, 2016:

				Six Months Ended December 31, 2016
	Accrual Balance June 30, 2016	Charges Previously Reported (Three Months Ended September 30, 2016)	Charges for the Three Months Ended December 31, 2016	Cash Spent (1)	Charges Against Assets	Accrual Balance December 31, 2016
Separations	$243	$47	$49	$(107)	$—	$232
Asset-related costs	—	105	101	—	(206)	—
Other costs	72	16	30	(62)	—	56
Total	$315	$168	$180	$(169)	$(206)	$288

(1)	Includes liabilities transferred to Coty related to our Beauty Brands divestiture.
Separation Costs
Employee separation charges for the three and six month periods ended December 31, 2016 relate to severance packages for approximately 520 and 1,040 employees, respectively. Separations related to non-manufacturing employees were approximately 110 and 190 employees for the three and six month periods ended December 31, 2016, respectively. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 18,110 employees, of which approximately 9,730 are non-manufacturing overhead personnel.
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

	Three Months Ended December 31, 2016	Six Months Ended December 31, 2016
Beauty	$21	$40
Grooming	12	17
Health Care	4	8
Fabric & Home Care	50	77
Baby, Feminine & Family Care	46	100
Corporate (1)	47	106
Total Company	$180	$348

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
Income Tax Uncertainties
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 50 – 60 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $180, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2016.

11. Discontinued Operations
On October 1, 2016, the Company completed the divestiture of four product categories to Coty, Inc. (“Coty”). The divestiture included 41 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and a majority of the fine fragrance businesses, along with select hair styling brands. The form of the divestiture transaction was a Reverse Morris Trust split-off, in which P&G shareholders were given the election to exchange their P&G shares for shares of a new corporation that held the Beauty Brands (Galleria Co.), and then immediately exchange those shares for Coty shares. The value P&G received in the transaction was $11.4 billion. The value is comprised of 105 million shares of common stock of the Company, which were tendered by shareholders of the Company and exchanged for the Galleria Co. shares, valued at approximately $9.4 billion, and the assumption of $1.9 billion of debt by Galleria Co.. The shares tendered in the transaction were reflected as an addition to treasury stock and the cash received related to the debt assumed by Coty was

Amounts in millions of dollars unless otherwise specified.

reflected as an investing activity in the Consolidated Statement of Cash Flows. The Company recorded an after-tax gain on the final transaction of $5.3 billion, net of transaction and related costs.
Two of the fine fragrance brands, Dolce & Gabbana and Christina Aguilera, were excluded from the divestiture. These brands were divested at amounts that approximated their adjusted carrying values.
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
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands and Batteries business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands' balance sheet positions are presented as assets and liabilities held for sale in the Consolidated Balance Sheets as of June 30, 2016. The Beauty Brands were historically part of the Company's Beauty reportable segment. The Batteries business was historically part of the Company's Fabric & Home Care reportable segment.
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
The following table summarizes Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
Beauty Brands	$5,335	$238	$5,217	$388
Batteries	—	85	—	(207)
Net earnings/(loss) from discontinued operations	$5,335	$323	$5,217	$181
The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended December 31			Six Months Ended December 31
	2016		2015	2016		2015
Net sales	$—		$1,404	$1,159		$2,623
Cost of products sold	—		443	450		828
Selling, general and administrative expense	—		664	783		1,311
Interest expense	—		—	14		—
Other non-operating income/(loss), net	—		(3)	16		(2)
Earnings/(loss) from discontinued operations before income taxes	$—		$294	$(72)		$482
Income taxes on discontinued operations	—		56	46		94
Gain on sale of business before income taxes	$5,197		$—	$5,197		$—
Income tax expense/(benefit) on sale of business	(138)	(1)	—	(138)	(1)	—
Net earnings/(loss) from discontinued operations	$5,335		$238	$5,217		$388

(1)	The income tax benefit of the Beauty Brands divestiture represents the reversal of underlying deferred tax balances offset by current tax expense related to the transaction.
The Beauty Brands incurred transition costs of $167, after-tax, for the three months ended September 30, 2016, included in the above table. Residual transaction costs for the three months ended December 31, 2016 are included in the gain on the sale of business in the table above.

Amounts in millions of dollars unless otherwise specified.

The following is selected financial information related to cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
	Six Months Ended December 31
	2016	2015
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24	$52
Deferred income tax benefit	(649)	—
Before tax gain on sale of business	5,210	—
Net increase in accrued taxes	382	—
CASH FLOWS FROM OPERATING ACTIVITIES
Cash taxes paid	$129	$—
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$38	$35
The major components of assets and liabilities of the Beauty Brands held for sale are provided below.

Beauty Brands
June 30, 2016
Cash	$40
Restricted cash	996
Accounts receivable	384
Inventories	494
Prepaid expenses and other current assets	126
Property, plant and equipment, net	629
Goodwill and intangible assets, net	4,411
Other noncurrent assets	105
Current assets held for sale	$7,185

Accounts payable	$148
Accrued and other liabilities	384
Noncurrent deferred tax liabilities	370
Long-term debt	996
Other noncurrent liabilities	445
Current liabilities held for sale	$2,343
Prior to the transaction, Beauty Brands drew $1.9 billion of debt ($1.0 billion as of June 30, 2016), which as noted above, was used to fund a portion of the transaction. The proceeds were held by the Beauty Brands as of June 30, 2016. In connection with the closing, this cash reverted to the Company and was used to retire P&G debt as part of a broader $2.5 billion debt retirement program that was completed in November 2016.
The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries business:

	Batteries
	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Net sales	$691	$1,197
Earnings before impairment charges and income taxes	138	231
Impairment charges	—	(402)
Income tax (expense)/benefit	(53)	(36)
Net earnings/(loss) from discontinued operations	$85	$(207)

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors,” and Notes 4 and 10 to the Consolidated Financial Statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Six Months Ended December 31, 2016

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Six Months Ended December 31, 2016

•	Business Segment Discussion – Three and Six Months Ended December 31, 2016

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core net earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. The explanation at the end of the MD&A provides the definition of these non-GAAP measures as well as details on the use and the derivation of these measures.
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and six months ended December 31, 2016 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31		Six Months Ended December 31
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	19%	18%	20%
Grooming	11%	16%	10%	16%
Health Care	12%	15%	12%	13%
Fabric & Home Care	31%	26%	32%	26%
Baby, Feminine & Family Care	28%	24%	28%	25%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2016 versus the six months ended December 31, 2015:

•
Net sales were unchanged versus the previous period at $33.4 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased 3% in Beauty, 2% in Grooming, 7% in Health Care, 3% in Fabric & Home Care and 2% in Baby, Feminine & Family Care.

•
Unit volume increased 1% with organic volume up 2%. Volume increased mid-single digits in Health Care and low single digits in Fabric & Home Care, Baby, Feminine & Family Care and Grooming. Volume decreased low single digits in Beauty. Excluding the impacts of minor brand divestitures, organic volume increased low single digits in Beauty.

•
Net earnings from continuing operations were $5.4 billion, a decrease of $246 million, or 4% versus the prior year period. This decrease was driven by an increase in other non-operating expense due to a charge related to early extinguishment of certain long-term debt, partially offset by a lower effective tax rate.

•	Diluted net earnings per share from continuing operations decreased 2% to $1.93.

•
Net earnings attributable to Procter & Gamble were $10.6 billion, an increase of $4.8 billion or 82% versus the prior year period, driven by the $5.3 billion after-tax gain on the sale of the Beauty Brands in the current period.

•
Core net earnings, which excludes discontinued operations, the charge related to early extinguishment of certain long-term debt and incremental restructuring charges, increased 1% to $5.9 billion. Core net earnings per share increased 4% to $2.11 due to the increase in core net earnings and the reduction in shares outstanding from shares tendered in the divestiture of the Beauty Brands to Coty.

•
Operating cash flow was $6.0 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and excluding tax payments related to the sale of the Beauty Brands, was $4.7 billion. Adjusted free cash flow productivity, which is the ratio of free cash flow to net earnings excluding a loss on early debt extinguishment and the gain on sale of the Beauty business, was 83%.

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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Over the past four years, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Egypt, Japan, Nigeria, and the United Kingdom have had, and could continue to have, a significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales.
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
For information on risk factors that could impact our results, refer to "Risk Factors" in Part II, Item 1A of this Form 10-Q.
RESULTS OF OPERATIONS – Three Months Ended December 31, 2016
The following discussion provides a review of results for the three months ended December 31, 2016 versus the three months ended December 31, 2015.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2016	2015	% Chg
Net sales	$16,856	$16,915	—%
Operating income	3,875	3,853	1%
Net earnings from continuing operations	2,561	2,905	(12)%
Net earnings from discontinued operations	5,335	323	1,552%
Net earnings attributable to Procter & Gamble	7,875	3,206	146%
Diluted net earnings per common share	2.88	1.12	157%
Diluted net earnings per share from continuing operations	0.93	1.01	(8)%
Core net earnings per common share	1.08	1.04	4%

	Three Months Ended December 31
COMPARISONS AS A % OF NET SALES	2016	2015	Basis Pt Chg
Gross profit	50.8%	50.0%	80
Selling, general & administrative expense	27.8%	27.2%	60
Operating income	23.0%	22.8%	20
Earnings from continuing operations before income taxes	19.3%	22.5%	(320)
Net earnings from continuing operations	15.2%	17.2%	(200)
Net earnings attributable to Procter & Gamble	46.7%	19.0%	2,770
Net Sales
Net sales for the quarter were unchanged versus the previous period at $16.9 billion. Unit volume increased 1%. Unfavorable foreign exchange reduced net sales by 2%. Pricing and mix had no net impact on consolidated net sales. Volume increased mid-single digits in Health Care and low single digits in Fabric & Home Care, Baby, Feminine & Family Care and Grooming. Volume decreased low single digits in Beauty driven by minor brand divestitures. Volume increased low single digits in developed regions and was unchanged in developing regions. Organic sales increased 2% driven by a 2% increase in organic volume.

	Net Sales Change Drivers 2016 vs. 2015 (Three Months Ended December 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(1)%	2%	(2)%	(1)%	2%	1%	(1)%
Grooming	3%	4%	(2)%	1%	(4)%	1%	(1)%
Health Care	4%	4%	(2)%	1%	2%	—%	5%
Fabric & Home Care	1%	2%	(2)%	(1)%	—%	1%	(1)%
Baby, Feminine & Family Care	2%	3%	(2)%	(1)%	(1)%	1%	(1)%
Total Company	1%	2%	(2)%	—%	—%	1%	—%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 80 basis points to 50.8% of net sales for the quarter. Gross margin increased primarily due to a 210 basis point positive impact from manufacturing cost savings, a 10 basis point benefit from lower incremental restructuring charges and a 10 basis point benefit from volume scale leverage. These impacts were partially offset by a 50 basis point negative impact from unfavorable foreign exchange, a 30 basis point decrease due to higher commodity costs, a 40 basis point decline from unfavorable product mix (among segments caused by the net sales decline in Beauty, which has higher than company-average gross margins, and within segments primarily due to Grooming, which had disproportionate growth of developing regions, which have lower than segment-average margins), and a 30 basis point impact from lower pricing.
Total SG&A spending increased 2% to $4.7 billion primarily due to increased marketing activities. SG&A as a percentage of net sales increased 60 basis points to 27.8% primarily due to marketing spending as a percentage of net sales, which increased 90 basis points due to an increase in advertising and other activities, partially offset by a gain on a sale of real estate.
Non-Operating Expenses and Income
Interest expense was $122 million for the quarter, a decrease of $21 million versus the prior year period, due to a decrease in weighted average interest rates and a decline in the average debt outstanding. Interest income was $42 million for the quarter, a decrease of $16 million versus the prior year period due to a decrease in interest-bearing cash and cash equivalents. Other non-operating income/(loss) was $(539) million, a decrease of $574 million, primarily due to a $543 million charge related to early extinguishment of certain long-term debt during the quarter.
Income Taxes on Continuing Operations
The effective tax rate on continuing operations decreased 230 basis points to 21.3%. The decline was due primarily to 300 basis points of favorable discrete impacts related to uncertain income tax positions from the resolution of matters in various jurisdictions (which netted to 380 basis points in the current year versus 80 basis points in the prior year) and a 210 basis point impact from the early extinguishment of debt. These benefits were partially offset by unfavorable geographic mix, primarily due to a higher proportion of U.S. earnings.
Net Earnings from Continuing Operations
Net earnings from continuing operations decreased $344 million or 12% to $2.6 billion for the quarter. This decrease was primarily driven by a $345 million after-tax charge related to early extinguishment of long-term debt during the quarter partially offset by a lower effective tax rate. Operating income was up 1%. Foreign exchange impacts reduced net earnings by about $130 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily the currencies of Argentina, Egypt, Nigeria and the United Kingdom. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations decreased 8% to $0.93 due to the decrease in net earnings. The difference between the decrease in net earnings from continuing operations and the decrease in the related earnings per share was due to a reduction in number of weighted average shares outstanding following the shares tendered in the sale of the Beauty Brands to Coty (see Note 11 to the Consolidated Financial Statements).
Discontinued Operations
Net earnings from discontinued operations increased $5.0 billion to $5.3 billion in the current period versus $323 million in the prior period. This change was driven by the $5.3 billion after-tax gain on the sale of the Beauty Brands in the current period, partially offset by reduced net earnings from the businesses in discontinued operations following divestitures (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $4.7 billion or 146% to $7.9 billion for the quarter. The increase was driven by the gain on the sale of the Beauty Brands, partially offset by the charge related to the early extinguishment of debt, both discussed above. Diluted net earnings per share increased 157% to $2.88. The difference between the increase in net earnings from continuing operations and the increase in the related earnings per share was due to the reduction in weighted average shares outstanding discussed above. Core net earnings per share increased 4% to $1.08. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the charge related to early extinguishment of long-term debt and incremental restructuring charges related to our productivity and cost savings plans.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2016
The following discussion provides a review of results for the six months ended December 31, 2016 versus the six months ended December 31, 2015.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2016	2015	% Chg
Net sales	$33,374	$33,442	—%
Operating income	7,646	7,621	—%
Net earnings from continuing operations	5,436	5,682	(4)%
Net earnings from discontinued operations	5,217	181	2,782%
Net earnings attributable to Procter & Gamble	10,589	5,807	82%
Diluted net earnings per common share	3.81	2.03	88%
Diluted net earnings per share from continuing operations	1.93	1.97	(2)%
Core net earnings per common share	2.11	2.02	4%

	Six Months Ended December 31
COMPARISONS AS A % OF NET SALES	2016	2015	Basis Pt Chg
Gross profit	50.9%	50.3%	60
Selling, general & administrative expense	27.9%	27.5%	40
Operating income	22.9%	22.8%	10
Earnings from continuing operations before income taxes	21.0%	22.3%	(130)
Net earnings from continuing operations	16.3%	17.0%	(70)
Net earnings attributable to Procter & Gamble	31.7%	17.4%	1,430

Net Sales
Net sales fiscal year to date were unchanged versus the previous period at $33.4 billion. Unit volume increased 1%. Unfavorable foreign exchange reduced net sales by 2%. Pricing and mix had no net impact on consolidated net sales. Volume increased mid-single digits in Health Care and low single digits in Grooming, Fabric & Home Care and in Baby, Feminine & Family Care. Volume decreased low single digits in Beauty driven by minor brand divestitures. Volume increased low single digits in developed regions and was unchanged in developing regions. Organic sales increased 2% driven by a 2% increase in organic volume.

	Net Sales Change Drivers 2016 vs. 2015 (Six Months Ended December 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(2)%	2%	(2)%	—%	2%	1%	(1)%
Grooming	2%	3%	(2)%	1%	(2)%	—%	(1)%
Health Care	4%	5%	(2)%	1%	1%	—%	4%
Fabric & Home Care	1%	3%	(2)%	(1)%	1%	1%	—%
Baby, Feminine & Family Care	3%	3%	(2)%	(1)%	—%	(1)%	(1)%
Total Company	1%	2%	(2)%	—%	—%	1%	—%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 60 basis points to 50.9% of net sales for the fiscal year to date period. Gross margin increased primarily due to a 200 basis point positive impact from manufacturing cost savings and a 10 basis point benefit from volume scale leverage. These impacts were partially offset by a 60 basis point negative impact from unfavorable foreign exchange, a 10 basis point decrease due to higher incremental restructuring charges, a 20 basis point decline from unfavorable product mix across segments (caused by the net sales decline in Beauty, which has higher than company-average gross margins), a 20 basis point decrease due to lower pricing and 40 basis points of combined negative impact from higher commodity costs and initiative investments.
Total SG&A spending increased 1% to $9.3 billion due to increased marketing activities. SG&A as a percentage of net sales increased 40 basis points to 27.9%. Marketing spending as a percentage of net sales increased 80 basis points due to an increase in advertising and other activities. Overhead costs as a percentage of net sales increased 10 basis points while other operating expense decreased 50 basis points due to reduced net foreign exchange transactional costs and a sale of real estate.
Non-Operating Expenses and Income
Interest expense was $253 million for the fiscal year to date period, a decrease of $30 million versus the prior year period, due to a decrease in weighted average interest rates and a decline in the average debt outstanding. Interest income was $77 million for the fiscal year to date period, a decrease of $25 million versus the prior year period due to a decrease in interest-bearing cash and cash equivalents. Other non-operating income/(loss) was $(476) million, a decrease of $493 million, primarily due to a $543 million charge related to early extinguishment of long-term debt discussed above.
Income Taxes on Continuing Operations
The effective tax rate on continuing operations decreased 150 basis points to 22.3%. The rate declined due primarily to 120 basis points of favorable discrete impacts related to uncertain income tax positions from the resolution of matters in various jurisdictions (which netted to 190 basis points favorable impact in the current year versus 70 basis points in the prior year), a 180 basis point impact from excess tax benefits associated with share-based payments due to the adoption of FASB Accounting Standards Update (ASU) 2016-09 Improvements to Employee Share-Based Payment Accounting (see Note 2 to the Consolidated Financial Statements) and a 100 basis point impact from the early extinguishment of debt. These benefits were partially offset by unfavorable geographic mix, primarily due to a higher proportion of U.S. earnings.
Net Earnings from Continuing Operations
Net earnings from continuing operations decreased $246 million or 4% to $5.4 billion for the fiscal year to date period. This decrease was driven by a $345 million after-tax charge related to the early extinguishment of long-term debt, partially offset by the lower effective tax rate. Operating income was up less than 1%. Foreign exchange impacts reduced net earnings by about $330 million fiscal year to date due to weakening of certain key currencies against the U.S. dollar, primarily the currencies of Argentina, Egypt, Nigeria and the United Kingdom. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations decreased 2% to $1.93 due to the decrease in net earnings, partially offset by the decline in the number of weighted average shares outstanding discussed above.
Discontinued Operations
Net earnings from discontinued operations increased $5.0 billion to $5.2 billion in the current period versus $181 million in the prior period. This change was driven by the $5.3 billion gain on the sale of the Beauty Brands in the current period, partially offset by reduced net earnings from the businesses in discontinued operations following divestitures (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $4.8 billion or 82% to $10.6 billion for the fiscal year to date period. The increase was driven by the gain on the sale of the Beauty Brands partially offset by the charge related to the early extinguishment of debt, both discussed above. Diluted net earnings per share increased 88% to $3.81. The difference between the increase in net earnings attributable to Procter & Gamble and the increase in the related earnings per share was due to the reduction in weighted average shares outstanding discussed above. Core net earnings per share increased 4% to $2.11. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the charge related to early extinguishment of long-term debt and incremental restructuring charges related to our productivity and cost savings plans.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2016
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and six month periods ended December 31, 2016 are provided based on a comparison to the same three and six month periods ended December 31, 2015. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and six months ended December 31, 2016 versus the comparable prior year periods (dollar amounts in millions):

	Three Months Ended December 31, 2016
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$2,942	(1)%	$714	(8)%	$540	(8)%
Grooming	1,789	(1)%	614	6%	469	6%
Health Care	2,072	5%	608	8%	422	7%
Fabric & Home Care	5,270	(1)%	1,125	(4)%	725	(6)%
Baby, Feminine & Family Care	4,645	(1)%	1,038	—%	680	—%
Corporate	138	24%	(843)	N/A	(275)	N/A
Total Company	$16,856	—%	$3,256	(14)%	$2,561	(12)%

	Six Months Ended December 31, 2016
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$5,938	(1)%	$1,497	(6)%	$1,132	(6)%
Grooming	3,447	(1)%	1,143	6%	884	6%
Health Care	3,933	4%	1,104	9%	742	4%
Fabric & Home Care	10,572	—%	2,254	(2)%	1,453	(4)%
Baby, Feminine & Family Care	9,240	(1)%	2,083	(3)%	1,377	(4)%
Corporate	244	12%	(1,087)	N/A	(152)	N/A
Total Company	$33,374	—%	$6,994	(6)%	$5,436	(4)%
Beauty
Three months ended December 31, 2016 compared with three months ended December 31, 2015
Beauty net sales decreased 1% to $2.9 billion during the second fiscal quarter on a 1% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price reduction in the form of promotional investments reduced net sales by 1%. Favorable product mix added 2% to net sales primarily due to growth of the super-premium SK-II brand, which has higher than average selling prices. Organic sales increased 3% on organic volume that increased 2%. Global market share of the Beauty segment decreased 0.8 points. Volume decreased low single digits in developed markets and also decreased low single digits in developing markets. Excluding the impact of minor brand divestitures, organic volume increased mid-single digits in developing markets.

•
Volume in Hair Care decreased low single digits due to minor brand divestitures. Organic volume increased low single digits. Developed market volume was unchanged and developing markets declined low single digits due to minor brand divestitures. Organic volume increased mid-single digits in developing markets behind product innovation, increased marketing spending and market growth. Global market share of the Hair Care category decreased more than a point.

•
Volume in Skin and Personal Care decreased low single digits. Volume decreased low single digits in developed regions due to reductions in customer trade inventory and competitive activity. Volume increased low single digits in developing regions due to product innovation and increased marketing. Global market share of the Skin and Personal Care category decreased more than half a point.

Net earnings decreased 8% to $540 million due to the reduction in net sales and a 140 basis point decrease in net earnings margin. The net earnings margin declined primarily due to an increase in SG&A as a percentage of net sales. SG&A as a percentage of net sales increased due to increases in both marketing and overhead spending. Gross margin decreased as unfavorable commodity and foreign exchange impacts were only partially offset by productivity savings.

Six months ended December 31, 2016 compared with six months ended December 31, 2015
Beauty fiscal year to date net sales decreased 1% to $5.9 billion on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Pricing was unchanged and favorable product mix added 2% to net sales primarily due to growth of the super-premium SK-II brand, which has higher than average selling prices. Organic sales increased 3% on organic volume that increased 2%. Global market share of the Beauty segment decreased 0.7 points. Volume decreased low single digits in developed markets. Volume also decreased low single digits in developing markets, mainly due to minor brand divestitures, and increased mid-single digits on an organic basis.

•
Volume in Hair Care decreased low single digits due to minor brand divestitures. Organic volume increased low single digits. Developed markets declined low single digits due to competitive activity and developing markets declined low single digits due to minor brand divestitures. Organic volume increased low single digits in developing markets behind product innovation, increased marketing and market growth. Global market share of the Hair Care category decreased a point.

•
Volume in Skin and Personal Care was unchanged in both developed and developing markets including the impact of minor brand divestitures. Organic volume was up low single digits in developing markets and globally behind innovation, increased marketing and market growth. Global market share of the Skin and Personal Care category decreased half a point.

Net earnings decreased 6% to $1.1 billion due to the reduction in net sales and a 110 basis point decrease in net earnings margin, behind an increase in SG&A as a percentage of net sales. SG&A as a percentage of net sales increased primarily due to increased marketing spending. Gross margin was unchanged as productivity savings were offset by unfavorable commodity and foreign exchange impacts.
Grooming
Three months ended December 31, 2016 compared with three months ended December 31, 2015
Grooming net sales decreased 1% to $1.8 billion during the second fiscal quarter on a 3% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price increases in Shave Care contributed 1% to net sales. Unfavorable geographic mix reduced net sales by 4% driven by growth in developing markets, where average selling prices are lower than in developed markets. Organic sales increased 1% on organic volume that increased 4%. Global market share of the Grooming segment decreased 0.9 points. Volume decreased low single digits in developed regions and increased mid-single digits in developing regions.

•
Shave Care volume increased low single digits. Shave Care volume decreased low single digits in developed regions due to competitive activity and increased mid-single digits in developing regions behind product innovation and increased marketing support. Organic volume increased high single digits in developing regions. Global market share of the Shave Care category decreased more than half a point.

•
Volume in Appliances increased mid-single digits. Volume was up mid-single digits in developed regions and high single digits in developing regions due to product innovation and market growth. Global market share of the Appliances category increased more than half a point.

Net earnings increased 6% to $469 million as a 170 basis-point increase in net earnings margin was only partially offset by the reduction in net sales. Net earnings margin increased due to a decrease in SG&A as a percent of net sales partially offset by a decrease in gross margin. SG&A as a percent of net sales decreased due a gain on the sale of real estate partially offset by increased marketing spending. Gross margin declined due to unfavorable foreign exchange and product mix driven by the disproportionate growth of disposable razors which have below segment-average margins, partially offset by the impact of savings projects.
Six months ended December 31, 2016 compared with six months ended December 31, 2015
Grooming fiscal year to date net sales decreased 1% to $3.4 billion on a 2% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price increases in Shave Care contributed 1% to net sales. Unfavorable geographic mix reduced net sales by 2% driven by growth in emerging markets, where average selling prices are lower than in developed markets. Organic sales increased 2% on organic volume that increased 3%. Global market share of the Grooming segment decreased 0.5 points. Volume decreased low single digits in developed regions and increased low single digits in developing regions.

•
Shave Care volume increased low single digits. Shave Care volume decreased low single digits in developed regions due to competitive activity and increased low single digits in developing regions behind product innovation and increased marketing support. Organic volume increased high single digits in developing regions. Global market share of the Shave Care category decreased slightly.

•
Volume in Appliances increased mid-single digits. Volume was up mid-single digits in both developed and developing regions due to product innovation. Global market share of the Appliances category was unchanged.

Net earnings increased 6% to $884 million due to a 180 basis-point increase in net earnings margin which more than offset the reduction in net sales. SG&A as a percent of net sales decreased due to a gain on the sale of real estate partially offset by increased marketing spending. Gross margin increased as the benefits of increased pricing and productivity efforts were only partially offset by unfavorable foreign exchange impacts and product mix driven by the disproportionate growth of disposable razors which have below segment-average margins.

Health Care
Three months ended December 31, 2016 compared with three months ended December 31, 2015
Health Care net sales increased 5% to $2.1 billion during the second fiscal quarter on a 4% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price increases contributed 1% to net sales and favorable product mix added 2% to net sales, primarily due to an increase in Oral Care power toothbrushes, which have higher than average selling prices. Organic sales increased 7% on organic volume that increased 4%. Global market share of the Health Care segment decreased 0.2 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions.

•
Oral Care volume increased mid-single digits. Volume increased low single digits in developed regions and high single digits in developing regions driven by market growth and product innovation. Global market share of the Oral Care category decreased less than half a point.

•
Volume in Personal Health Care was unchanged with mid-single-digit growth in developed regions behind market growth offset by a mid-single digit decline in developing regions due to reduced distributor inventory and minor brand divestitures. Global market share of the Personal Health Care category was unchanged.

Net earnings increased 7% to $422 million due to the increase in net sales and a 50 basis point increase in net earnings margin, primarily behind improved gross margin. Gross margin increased due to manufacturing cost savings, increased pricing and favorable product mix from Oral care power toothbrushes, which have higher than average margins, which more than offset negative foreign exchange impacts. SG&A as a percentage of net sales decreased slightly due to the scale benefit of the increase in net sales.
Six months ended December 31, 2016 compared with six months ended December 31, 2015
Health Care fiscal year to date net sales increased 4% to $3.9 billion on a 4% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price increases contributed 1% to net sales. Favorable product mix increased net sales 1%, primarily driven by an increase in Oral Care power toothbrushes which have higher than average selling prices. Organic sales increased 7% on organic volume that increased 5%. Global market share of the Health Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions and increased mid-single digits in developing regions.

•
Oral Care volume increased mid-single digits in both developed and developing regions driven by market growth and product innovation. Global market share of the Oral Care category decreased less than half a point.

•
Volume in Personal Health Care increased low single digits with low single-digit growth in developed regions and mid-single-digit growth in developing regions behind market growth, product innovation and expanded distribution. Global market share of the Personal Health Care category decreased slightly.

Net earnings increased 4% to $742 million due to the increase in net sales. Net earnings margin was unchanged as gross margin improvement was offset by increased SG&A as a percentage of net sales. Gross margin increased due to productivity cost savings and pricing benefits, partially offset by unfavorable foreign exchange impacts. SG&A increased as a percentage of net sales due to a base period benefit related to our PGT Healthcare partnership, partially offset by reduced marketing spending.
Fabric & Home Care
Three months ended December 31, 2016 compared with three months ended December 31, 2015
Fabric & Home Care net sales decreased 1% to $5.3 billion for the second fiscal quarter on a 1% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Lower pricing driven by promotional spending had a negative 1% impact on net sales. Organic sales increased 1% on organic volume that increased 2%. Global market share of the Fabric & Home Care segment was unchanged. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Fabric Care volume increased low single digits as a mid-single-digit increase in developed markets due to innovation and increased marketing spending was partially offset by a mid-single-digit decrease in developing regions driven primarily by reduced distribution of less profitable brands. Global market share of the Fabric Care category was unchanged.

•
Home Care volume was unchanged. Developed market volume was unchanged while developing regions decreased low single digits due to minor brand divestitures. Organic volume in developing regions was unchanged. Global market share of the Home Care category increased slightly.

Net earnings decreased 6% to $725 million due to a 70 basis-point decrease in net earnings margin along with the reduction in net sales. Net earnings margin decreased due to an increase in SG&A as a percent of net sales, partially offset by higher gross margin. SG&A as a percentage of net sales increased primarily due to increased marketing spending. Gross margin expansion was driven by manufacturing cost savings partially offset by unfavorable foreign exchange impacts, increased commodity costs and lower pricing.
Six months ended December 31, 2016 compared with six months ended December 31, 2015
Fabric & Home Care fiscal year to date net sales was unchanged at $10.6 billion on a 1% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Lower pricing driven by promotional spending had a negative 1% impact on net sales.

Favorable geographic mix increased net sales 1%, primarily driven by increased volume in developed regions, which have higher than segment-average selling prices. Organic sales increased 3% on organic volume that increased 3%. Global market share of the Fabric & Home Care segment was unchanged. Volume increased mid-single digits in developed regions and decreased low single digits in developing regions.

•
Fabric Care volume increased low single digits as a mid-single-digit increase in developed markets due to innovation and increased marketing spending was partially offset by a low single-digit decrease in developing regions driven by competitive activity and reduced distribution of less profitable brands. Global market share of the Fabric Care category was unchanged.

•
Home Care volume increased low single digits driven by a low single-digit increase in developed markets due to product innovation, partially offset by a low single-digit decrease in developing regions due to minor brand divestitures. Organic volume in developing regions increased low single digits due to product innovation. Global market share of the Home Care category increased slightly.

Net earnings decreased 4% to $1.5 billion behind a 60 basis-point decrease in net earnings margin. Net earnings margin decreased due to an increase in SG&A as a percent of net sales, partially offset by higher gross margin. SG&A as a percentage of net sales increased primarily due to increased marketing spending. Gross margin expansion was driven by manufacturing cost savings partially offset by unfavorable foreign exchange impacts, increased commodity costs and lower pricing.
Baby, Feminine & Family Care
Three months ended December 31, 2016 compared with three months ended December 31, 2015
Baby, Feminine & Family Care net sales decreased 1% to $4.6 billion during the second fiscal quarter on a 2% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Unfavorable product mix reduced net sales by 1% due to the disproportionate growth of Family Care which has lower than segment-average selling prices. Lower pricing driven by promotional spending had a negative 1% impact on net sales. Organic sales increased 1% on organic volume that increased 3%. Global market share of the Baby, Feminine & Family Care segment was unchanged. Volume increased low single digits in both developed and developing regions.

•
Volume in Baby Care increased low single digits caused by a mid-single-digit increase in developing regions due to market growth and product innovation. Volume decreased low single digits in developed regions due to competitive activity. Global market share of the Baby Care category decreased half a point.

•
Volume in Feminine Care decreased low single digits. Volume decreased low-single-digits in developing regions due to reduced exports to our Venezuelan subsidiaries. Volume in developed regions increased low single digits due to product innovation and market growth. Global market share of the Feminine Care category decreased slightly.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation, increased distribution and increased merchandising. In the U.S., all-outlet share of the Family Care category increased more than a point.

Net earnings were unchanged at $680 million as the decline in net sales was offset by a 10 basis point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percent of sales. Gross margin increased due to manufacturing cost savings, partially offset by unfavorable foreign exchange impacts and lower pricing. SG&A as a percentage of net sales increased driven primarily by higher marketing spending.
Six months ended December 31, 2016 compared with six months ended December 31, 2015
Baby, Feminine & Family Care net sales decreased 1% to $9.2 billion during the fiscal year to date on a 3% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Lower pricing driven by promotional spending had a negative 1% impact on net sales. Organic sales increased 2% on organic volume that increased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points. Volume increased low single digits in both developed and developing regions.

•
Volume in Baby Care increased low single digits caused by a mid-single-digit increase in developing regions due to market growth, product innovation and decreased pricing. Volume decreased low single digits in developed regions due to competitive activity. Global market share of the Baby Care category decreased nearly half a point.

•
Volume in Feminine Care increased low single digits due to a low single-digit increase in developed regions driven by product innovation and market growth. Developing region volume was unchanged. Global market share of the Feminine Care category decreased less than half a point.

•
Volume in Family Care, which is predominantly a North America business, increased mid-single digits driven by market growth, product innovation and increased merchandising. In the U.S., all-outlet share of the family care category was unchanged.

Net earnings decreased 4% to $1.4 billion due to the reduction in net sales and a 40 basis point decrease in the net earnings margin as increased SG&A as a percent of net sales was only partially offset by increased gross margin. SG&A as a percentage of net sales increased primarily due to increased marketing spending. Gross margin increased driven by manufacturing cost savings partially offset by unfavorable foreign exchange impacts, lower pricing and unfavorable product mix across business units.

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
Corporate net sales increased 24% to $138 million during the second fiscal quarter and increased 12% to $244 million fiscal year to date primarily due to an increase in the incidental businesses managed at the corporate level. Corporate net earnings from continuing operations decreased by $304 million in the second fiscal quarter and decreased by $130 million fiscal year to date. Corporate net earnings declined due to the $345 million after-tax charge on the early extinguishment of long-term debt during the second quarter, discussed above. This was partially offset by tax benefits resulting from the adoption of a new accounting standard on the tax impacts of share-based payments to employees, which primarily impacted the first fiscal quarter (see Note 2 to the Consolidated Financial Statements) and an increase in the proportion of corporate overhead spending which is allocated to the segments, consisting in part of stranded overheads from divestitures.
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
As part of this plan, which has been expanded since its inception, the Company expects to incur approximately $5.5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 95% of the estimated costs have been incurred through December 2016. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment. Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3 billion in annual gross savings (before-tax). The cumulative before-tax savings as of the current year are estimated at approximately $2.5 to $3 billion. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $6.0 billion of cash from operating activities fiscal year to date, a decrease of $2.0 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, loss on early extinguishment of debt, share-based compensation expense, deferred income taxes, and gain on sale of businesses), generated $6.9 billion of operating cash flow. Working capital and other impacts used $919 million of cash in the period. Accounts receivable used $595 million of cash due to seasonality in certain businesses and sales mix. Inventory consumed $247 million of cash to support product initiatives. Accounts payable, accrued and other liabilities used $296 million of cash primarily due to an decrease in taxes payable due to the timing of estimated payments, including payments related to the Beauty Brands divestiture. All other operating assets and liabilities generated $219 million of cash.
Investing Activities
Cash used by investing activities was $2.0 billion fiscal year to date. Capital expenditures were $1.4 billion, or 4.3% of net sales. We generated $280 million of cash from proceeds from asset sales primarily from building sales and minor brand divestitures. We initially invested $874 million of cash received from the pre-divestiture issuance of transaction-related debt in restricted cash. We transferred $475 million of cash at closing to the discontinued Beauty Brands. At transaction closing, cumulative restricted cash of $1.9 billion was released and returned to cash and cash equivalents. We used $1.7 billion for purchases of short-term investments, partially offset by $354 million of cash generated from proceeds from sales or maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $4.7 billion fiscal year to date. We used $2.5 billion for treasury stock purchases and $3.6 billion for dividends. Cash generated from net debt issuances was $327 million. Cash from the exercise of stock options and other impacts generated $1.1 billion of cash.
As of December 31, 2016, our current liabilities exceeded current assets by $3.3 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective on underlying business trends (i.e. trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by Management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
Incremental restructuring: The Company has had and continues to have an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. Beginning in 2012 Procter & Gamble began a $10 billion strategic productivity and cost savings initiative that includes incremental restructuring activities. This results in incremental restructuring charges to accelerate productivity efforts and cost savings. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs.
Early debt extinguishment charges: During the three months ended December 31, 2016, the Company recorded a charge of $345 million after tax due to the early extinguishment of certain long-term debt.  This charge represents the difference between the reacquisition price and the par value of the debt extinguished.  Management does not view this charge as indicative of the Company’s operating performance or underlying business results.
We do not view the above items to be part of our sustainable results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. Both of these items are also excluded when evaluating senior management in determining their at-risk compensation.
Organic sales growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Management believes this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis.
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital spending and excluding tax payments related to the Beauty Brands divestiture, which are non-recurring and not considered indicative of underlying cash flow performance. Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends and discretionary investment.
Adjusted free cash flow productivity: Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the loss on early debt extinguishment and gain on the sale of the Beauty Brands, which are non-recurring and not considered indicative of underlying earnings performance. Management views adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, allocating financial resources and for budget planning purposes. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time.
Organic sales growth:

Three Months Ended December 31, 2016	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(1)%	2%	2%	3%
Grooming	(1)%	2%	—%	1%
Health Care	5%	2%	—%	7%
Fabric & Home Care	(1)%	2%	—%	1%
Baby, Feminine & Family Care	(1)%	2%	—%	1%
Total Company	—%	2%	—%	2%

Six Months Ended December 31, 2016	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(1)%	2%	2%	3%
Grooming	(1)%	2%	1%	2%
Health Care	4%	2%	1%	7%
Fabric & Home Care	—%	2%	1%	3%
Baby, Feminine & Family Care	(1)%	2%	1%	2%
Total Company	—%	2%	—%	2%
* Acquisition/Divestiture Impact includes the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, December 31, 2016
Operating Cash Flow	Capital Spending	Free Cash Flow	Cash Tax Payment - Beauty Sale	Adjusted Free Cash Flow
$6,025	$(1,429)	$4,596	$129	$4,725
Adjusted free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, December 31, 2016
Adjusted Free Cash Flow	Net Earnings	Loss on Early Debt Extinguishment	Gain on Sale of Beauty Brands	Adjusted Net Earnings	Adjusted Free Cash Flow Productivity
$4,725	$10,653	$345	$(5,335)	$5,663	83%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,298	—	(128)	—	—	8,170
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,683	—	36	—	1	4,720
OPERATING INCOME	3,875	—	92	—	(1)	3,966
INCOME TAX ON CONTINUING OPERATIONS	695	—	21	198	(1)	913
NET EARNINGS ATTRIBUTABLE TO P&G	7,875	(5,335)	71	345	—	2,956
						Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	2.88	(1.95)	0.03	0.13	(0.01)	1.08
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	4%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2015
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,460	—	(143)	—	8,317
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,602	—	14	—	4,616
OPERATING INCOME	3,853	—	129	—	3,982
INCOME TAX ON CONTINUING OPERATIONS	898	—	30	(1)	927
NET EARNINGS ATTRIBUTABLE TO P&G	3,206	(323)	99	1	2,983
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	1.12	(0.11)	0.03	—	1.04
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	16,400	—	(239)	—	—	16,161
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	9,328	—	59	—	—	9,387
OPERATING INCOME	7,646	—	180	—	—	7,826
INCOME TAX ON CONTINUING OPERATIONS	1,558	—	36	198	—	1,792
NET EARNINGS ATTRIBUTABLE TO P&G	10,589	(5,217)	144	345	—	5,861
						Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	3.81	(1.88)	0.05	0.12	0.01	2.11
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	4%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2015
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	16,612	—	(215)	—	16,397
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	9,209	—	14	—	9,223
OPERATING INCOME	7,621	—	201	—	7,822
INCOME TAX ON CONTINUING OPERATIONS	1,775	—	44	—	1,819
NET EARNINGS ATTRIBUTABLE TO P&G	5,807	(181)	157	—	5,783
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	2.03	(0.06)	0.05	—	2.02
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-Q, quarterly and annual reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become outdated or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.
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
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates for foreign currencies, such as the recent volatility in the British pound, may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal or trade policies in different countries could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 9 to our Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended June 30, 2016.

We also have businesses and maintain local currency cash balances in a number of countries with exchange, import authorization, pricing or other controls or restrictions, including Argentina, Egypt, Nigeria, Philippines, Turkey and Ukraine. Our results of operations and financial condition could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, such as: a slow-down in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. If we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
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
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of our previously-announced supply chain simplifications and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw or input materials, significant changes in trade policy, natural disasters, acts of war or terrorism or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have an adverse impact on our business, financial condition or results of operations.
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
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others. We must also be able to successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and respond to competitive moves could compromise our competitive position and adversely impact our results.
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
We sell most of our products via retail customers, which include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. Our success is dependent on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued consolidation among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer on trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of our products or experience a significant business disruption.
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
We rely extensively on information technology (IT) systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•	collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor, regulatory, and other stakeholder information and personal data;

•	summarizing and reporting results of operations, including financial reporting;

•	hosting, processing and sharing, as appropriate, confidential and proprietary research, business plans and financial information;

•	collaborating via an online and efficient means of global business communications;

•	complying with regulatory, legal and tax requirements;

•	providing data security; and

•	handling other processes necessary to manage our business.
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our IT systems, networks and services, as well as to the confidentiality, availability and integrity of our data and the availability and integrity of our critical business operations. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, the Company is continually increasing its sensitivity and attention to these threats. We continue to assess potential threats and make investments seeking to address these threats, including monitoring of networks and systems and upgrading skills, employee training and security policies for the Company and its third-party providers. However, because the techniques used in these attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures. Our IT databases and systems and our third party providers’ databases and systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, denial of service attacks, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts or the security efforts of our third party providers will prevent breaches or breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer a loss, significant unavailability of or disclosure of our business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive, operational and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.
We must successfully manage compliance with laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across all of the countries in which we do business, including those laws and regulations involving intellectual property, product liability, marketing, antitrust, privacy, environmental, employment, anti-bribery or anti-corruption, tax or other matters. Rapidly changing laws, regulations and related interpretations, including changes in accounting standards, as well as increased enforcement actions, create challenges for the Company, including our compliance and ethics programs, and may alter the environment in which we do business, which could adversely impact our financial results. If we are unable to continue to meet these challenges and comply with all laws, regulations and related interpretations, it could negatively impact our reputation and our business results. Failure to successfully manage regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our results of operations and financial position. Furthermore, if pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.
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
Furthermore, we are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our Consolidated Financial Statements, which could adversely impact our cash flows and financial results.
We must successfully manage ongoing acquisition, joint venture and divestiture activities.
The Company has substantially completed its previously announced plan to streamline its product portfolio to about 65 brands. If we are unable to successfully complete our portfolio optimization plan, including achieving and maintaining our intended tax treatment of the related transactions such as the Beauty Brands transaction with Coty, our business and financial results could be adversely impacted.

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
Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments and employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our financial results. Additionally, successfully executing management transitions at leadership levels of the Company and retention of key employees are critical to our business success. We are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense, as well as continuing the development and execution of robust leadership succession plans.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program
10/01/2016 - 10/31/2016	104,969,205	$89.75	104,969,205	(3)
11/01/2016 - 11/30/2016	8,888,969	$84.37	8,888,969	(3)
12/01/2016 - 12/31/2016	8,928,892	$84.00	8,928,892	(3)
Total	122,787,066	$88.94	122,787,066

(1)
All transactions were made in the open market with large financial institutions or as part of the share exchange in the Beauty Brands transaction. The Beauty Brands transaction was completed on October 1, 2016, and the Company received 104,969,205 shares in the exchange. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.

(2)
Average price paid per share for open market transactions is calculated on a settlement basis and excludes commission. Shares received as part of the Beauty Brands transaction have a price of $89.75 per share reflecting P&G's closing stock price on September 30, 2016.

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

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

4-1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015)

10-1	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related Correspondence * +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

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

THE PROCTER & GAMBLE COMPANY

January 20, 2017	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

4-1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015)

10-1	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related Correspondence +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.