Form 10-Q
period 2017-03-31
PROCTER & GAMBLE Co
filed 2017-04-26
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
There were 2,557,614,388 shares of Common Stock outstanding as of March 31, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2017	2016	2017	2016
NET SALES	$15,605	$15,755	$48,979	$49,197
Cost of products sold	7,836	7,915	24,236	24,527
Selling, general and administrative expense	4,409	4,522	13,737	13,731
OPERATING INCOME	3,360	3,318	11,006	10,939
Interest expense	96	146	349	429
Interest income	46	33	123	135
Other non-operating income/(loss), net	26	21	(450)	38
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,336	3,226	10,330	10,683
Income taxes on continuing operations	780	889	2,338	2,664
NET EARNINGS FROM CONTINUING OPERATIONS	2,556	2,337	7,992	8,019
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	446	5,217	627
NET EARNINGS	2,556	2,783	13,209	8,646
Less: Net earnings attributable to noncontrolling interests	34	33	98	89
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,522	$2,750	$13,111	$8,557

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.96	$0.83	$2.95	$2.86
Earnings from discontinued operations	—	0.17	2.00	0.23
BASIC NET EARNINGS PER COMMON SHARE	0.96	1.00	4.95	3.09
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$0.93	$0.81	$2.87	$2.78
Earnings from discontinued operations	—	0.16	1.89	0.22
DILUTED NET EARNINGS PER COMMON SHARE	0.93	0.97	4.76	3.00
DIVIDENDS PER COMMON SHARE	$0.6695	$0.6630	$2.0085	$1.9890
Diluted weighted average common shares outstanding	2,705.5	2,835.0	2,755.4	2,855.6

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2017	2016	2017	2016
NET EARNINGS	$2,556	$2,783	$13,209	$8,646
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	726	1,041	(1,263)	(937)
Unrealized gains/(losses) on hedges	(192)	(382)	557	(172)
Unrealized gains/(losses) on investment securities	4	36	(64)	16
Unrealized gains/(losses) on defined benefit retirement plans	29	(3)	722	231
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	567	692	(48)	(862)
TOTAL COMPREHENSIVE INCOME/(LOSS)	3,123	3,475	13,161	7,784
Less: Total comprehensive income attributable to noncontrolling interests	34	33	98	89
TOTAL COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO PROCTER & GAMBLE	$3,089	$3,442	$13,063	$7,695

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2017	June 30, 2016
Assets
CURRENT ASSETS
Cash and cash equivalents			$5,817	$7,102
Available-for-sale investment securities			8,510	6,246
Accounts receivable			4,358	4,373
INVENTORIES
Materials and supplies			1,324	1,188
Work in process			505	563
Finished goods			2,925	2,965
Total inventories			4,754	4,716
Deferred income taxes			—	1,507
Prepaid expenses and other current assets			2,446	2,653
Current assets held for sale			—	7,185
TOTAL CURRENT ASSETS			25,885	33,782
PROPERTY, PLANT AND EQUIPMENT, NET			19,219	19,385
GOODWILL			43,682	44,350
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,153	24,527
OTHER NONCURRENT ASSETS			5,152	5,092
TOTAL ASSETS			$118,091	$127,136

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$8,076	$9,325
Accrued and other liabilities			7,225	7,449
Current liabilities held for sale			—	2,343
Debt due within one year			13,781	11,653
TOTAL CURRENT LIABILITIES			29,082	30,770
LONG-TERM DEBT			16,633	18,945
DEFERRED INCOME TAXES			8,644	9,113
OTHER NONCURRENT LIABILITIES			9,184	10,325
TOTAL LIABILITIES			63,543	69,153
SHAREHOLDERS’ EQUITY
Preferred stock			1,010	1,038
Common stock – shares issued –	March 2017	4,009.2
	June 2016	4,009.2	4,009	4,009
Additional paid-in capital			63,513	63,714
Reserve for ESOP debt retirement			(1,248)	(1,290)
Accumulated other comprehensive income/(loss)			(15,955)	(15,907)
Treasury stock			(93,225)	(82,176)
Retained earnings			95,736	87,953
Noncontrolling interest			708	642
TOTAL SHAREHOLDERS’ EQUITY			54,548	57,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$118,091	$127,136

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2017		2016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,102		$6,836
OPERATING ACTIVITIES
Net earnings	13,209		8,646
Depreciation and amortization	2,100		2,239
Loss on early extinguishment of debt	543		—
Share-based compensation expense	197		216
Deferred income taxes	(382)		(428)
Loss/(gain) on sale of assets	(5,452)		241
Goodwill and intangible asset impairment charges	—		450
Changes in:
Accounts receivable	(159)		(129)
Inventories	(145)		(94)
Accounts payable, accrued and other liabilities	(1,113)		(199)
Other operating assets and liabilities	219		167
Other	48		187
TOTAL OPERATING ACTIVITIES	9,065		11,296
INVESTING ACTIVITIES
Capital expenditures	(2,230)		(2,023)
Proceeds from asset sales	411		114
Acquisitions, net of cash acquired	(16)		(186)
Purchases of short-term investments	(3,369)		(2,372)
Proceeds from sales and maturities of short-term investments	834		1,222
Pre-divestiture addition of restricted cash related to the Beauty Brands divestiture	(874)		(995)
Cash transferred at closing related to the Beauty Brands divestiture	(475)		—
Release of restricted cash upon closing of the Beauty Brands divestiture	1,870		—
Cash transferred in Batteries divestiture	—		(143)
Change in other investments	26		—
TOTAL INVESTING ACTIVITIES	(3,823)		(4,383)
FINANCING ACTIVITIES
Dividends to shareholders	(5,410)		(5,589)
Change in short-term debt	3,556		1,535
Additions to long-term debt	2,641		3,916
Reductions of long-term debt	(5,020)	(1)	(2,210)
Treasury stock purchases	(4,504)		(3,504)
Shares exchanged in Batteries divestiture	—		(1,730)
Impact of stock options and other	2,398		2,024
TOTAL FINANCING ACTIVITIES	(6,339)		(5,558)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(188)		(296)
CHANGE IN CASH AND CASH EQUIVALENTS	(1,285)		1,059
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,817		$7,895

(1)	Includes $543 of costs related to early extinguishment of debt.

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

2. New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt the standard on July 1, 2018. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. These are largely un-impacted by the new standard. Therefore we do not expect this new guidance to have a material impact on our Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We plan to adopt the standard on July 1, 2019. We are currently assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits (which represent the excess of actual tax benefits received at vest or settlement over the benefits recognized at issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at vest or settlement is lower than the benefits recognized at issuance of share-based payments) to be recorded in the income statement when the awards vest or are settled. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The standard further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The new standard is effective for us beginning July 1, 2017, with early adoption permitted. We elected to early adopt the new guidance on a prospective basis in the first quarter of fiscal year 2017. The primary impact of adoption was the recognition of excess tax benefits in our Income taxes on continuing operations rather than in Additional paid-in capital for fiscal year 2017. As a result, we recognized excess tax benefits of $189 in Income taxes on continuing operations during the nine months ended March 31, 2017. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2017. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. None of the other provisions in this amended guidance had a significant impact on our Consolidated Financial Statements.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

Amounts in millions of dollars unless otherwise specified.

3. Segment Information
As discussed in Note 11, the Beauty Brands and Batteries businesses are presented as discontinued operations and are excluded from segment results for all periods presented. Effective July 1, 2016, the Company began accounting for sales to and related earnings from its Venezuela subsidiaries in Corporate for management reporting purposes. As a result, we are also reflecting such sales and earnings in Corporate for segment reporting purposes. This change was made on a prospective basis for both management and external segment reporting purposes and did not have a significant impact on any of the segments.
Following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2017	$2,675	$531	$396	$8,613	$2,028	$1,528
	2016	2,719	604	458	8,723	2,200	1,667
Grooming	2017	1,525	437	333	4,972	1,580	1,217
	2016	1,623	469	356	5,103	1,547	1,187
Health Care	2017	1,841	470	310	5,774	1,574	1,052
	2016	1,773	414	278	5,547	1,426	990
Fabric & Home Care	2017	4,957	972	599	15,529	3,226	2,052
	2016	5,028	1,014	652	15,626	3,311	2,172
Baby, Feminine & Family Care	2017	4,471	890	555	13,711	2,973	1,932
	2016	4,506	976	631	13,874	3,124	2,063
Corporate	2017	136	36	363	380	(1,051)	211
	2016	106	(251)	(38)	324	(925)	(60)
Total Company	2017	$15,605	$3,336	$2,556	$48,979	$10,330	$7,992
	2016	15,755	3,226	2,337	49,197	10,683	8,019

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2016	$12,645	$19,477	$5,840	$1,856	$4,532	$44,350
Acquisitions and divestitures	—	—	(10)	(3)	—	(13)
Translation and other	(227)	(259)	(74)	(24)	(71)	(655)
Goodwill at March 31, 2017	$12,418	$19,218	$5,756	$1,829	$4,461	$43,682
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our continuing goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. While both of these wholly-acquired reporting units have fair value cushions that currently exceed the underlying carrying values, the Shave Care cushion, as well as the related indefinite-lived intangible asset cushion, have been reduced to below 10% due in large part to an increased competitive market environment in the U.S. and significant currency devaluations in a number of countries relative to the U.S. dollar that began in recent years. As a result, this unit is more susceptible to impairment risk from adverse changes in business operating plans and macroeconomic environment conditions, including any further significant devaluation of major currencies relative to the U.S. dollar. Any such adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles (carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset as of March 31, 2017 are $18.9 billion and $15.7 billion, respectively).
Identifiable intangible assets at March 31, 2017 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,310	$(4,757)
Intangible assets with indefinite lives	21,600	—
Total identifiable intangible assets	$28,910	$(4,757)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended March 31, 2017 and 2016 was $79 and $98, respectively. For the nine months ended March 31, 2017 and 2016, the amortization expense of intangible assets was $248 and $301, respectively.

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

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$2,556	$—	$2,556	$2,337	$446	$2,783
Net earnings attributable to noncontrolling interests	(34)	—	(34)	(32)	(1)	(33)
Net earnings attributable to P&G (Diluted)	2,522	—	2,522	2,305	445	2,750
Preferred dividends, net of tax benefit	(60)	—	(60)	(63)	—	(63)
Net earnings attributable to P&G available to common shareholders (Basic)	$2,462	$—	$2,462	$2,242	$445	$2,687

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,563.3	2,563.3	2,563.3	2,688.7	2,688.7	2,688.7
Effect of dilutive securities
Conversion of preferred shares (1)	98.7	98.7	98.7	103.4	103.4	103.4
Exercise of stock options and other unvested equity awards (2)	43.5	43.5	43.5	42.9	42.9	42.9
Diluted weighted average common shares outstanding	2,705.5	2,705.5	2,705.5	2,835.0	2,835.0	2,835.0

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$0.96	$—	$0.96	$0.83	$0.17	$1.00
Diluted net earnings per common share	$0.93	$—	$0.93	$0.81	$0.16	$0.97

	Nine Months Ended March 31, 2017			Nine Months Ended March 31, 2016
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$7,992	$5,217	$13,209	$8,019	$627	$8,646
Net earnings attributable to noncontrolling interests	(98)	—	(98)	(88)	(1)	(89)
Net earnings attributable to P&G (Diluted)	7,894	5,217	13,111	7,931	626	8,557
Preferred dividends, net of tax benefit	(184)	—	(184)	(192)	—	(192)
Net earnings attributable to P&G available to common shareholders (Basic)	$7,710	$5,217	$12,927	$7,739	$626	$8,365

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,611.5	2,611.5	2,611.5	2,709.2	2,709.2	2,709.2
Effect of dilutive securities
Conversion of preferred shares (1)	99.9	99.9	99.9	104.6	104.6	104.6
Exercise of stock options and other unvested equity awards (2)	44.0	44.0	44.0	41.8	41.8	41.8
Diluted weighted average common shares outstanding	2,755.4	2,755.4	2,755.4	2,855.6	2,855.6	2,855.6

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$2.95	$2.00	$4.95	$2.86	$0.23	$3.09
Diluted net earnings per common share	$2.87	$1.89	$4.76	$2.78	$0.22	$3.00

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 7 million and 33 million for the three months ended March 31, 2017 and 2016, respectively, and approximately 16 million and 51 million for the nine months ended March 31, 2017 and 2016, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
Share-based compensation expense	$93	$79	$211	$220
Net periodic benefit cost for pension benefits (1)	77	85	430	256
Net periodic benefit cost/(credit) for other retiree benefits (1)	(23)	(26)	16	(75)

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

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2017.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the nine months ended March 31, 2017.
The following table sets forth the Company’s financial assets as of March 31, 2017 and June 30, 2016 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	March 31, 2017	June 30, 2016
Investments
U.S. government securities	$5,795	$4,839
Corporate bond securities	2,715	1,407
Other investments	97	28
Total	$8,607	$6,274
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $2,293 as of March 31, 2017 and $292 as of June 30, 2016. The amortized cost of U.S. government securities with maturities between one and five years was $3,525 as of March 31, 2017 and $4,513 as of June 30, 2016. The amortized cost of Corporate bond securities with maturities of less than a year was $574 as of March 31, 2017 and $382 as of June 30, 2016. The amortized cost of Corporate bond securities with maturities between one and five years was $2,148 as of March 31, 2017 and $1,018 as of June 30, 2016. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as

Amounts in millions of dollars unless otherwise specified.

either Level 1 or Level 3 within the fair value hierarchy. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $19,905 and $24,362 as of March 31, 2017 and June 30, 2016, respectively. This includes the current portion ($1,670 and $2,761 as of March 31, 2017 and June 30, 2016, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $1,705 and $2,331 as of March 31, 2017 and June 30, 2016, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2017 and June 30, 2016:

	Notional Amount		Fair Value Asset/(Liability)
	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016
Derivatives in Cash Flow Hedging Relationships
Foreign currency contracts	$798	$798	$90	$31
Derivatives in Fair Value Hedging Relationships
Interest rate contracts	$4,418	$4,993	$169	$371
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$2,902	$3,013	$90	$(87)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$4,845	$6,482	$51	$(10)
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

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
	March 31, 2017	June 30, 2016
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$(2)	$(2)
Foreign currency contracts	(4)	—
Total	$(6)	$(2)
Derivatives in Net Investment Hedging Relationships
Net investment hedges	$54	$(53)
During the next 12 months, the amount of the March 31, 2017 Accumulated other comprehensive income (AOCI) balance that will be reclassified to earnings is expected to be immaterial.

Amounts in millions of dollars unless otherwise specified.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships (1)
Interest rate contracts	$—	$—	$—	$3
Foreign currency contracts	(25)	(43)	74	(44)
Total	$(25)	$(43)	$74	$(41)

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(22)	$132	$(202)	$171
Debt	22	(132)	202	(171)
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships (2)
Net investment hedges	$6	$—	$6	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$155	$191	$(29)	$(29)

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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2016	$(2,641)	$34	$(5,798)	$(7,502)	$(15,907)
OCI before reclassifications (1)	631	(56)	338	(1,146)	(233)
Amounts reclassified from AOCI (2) (3) (4)	(74)	(8)	384	(117)	185
Net current period OCI	557	(64)	722	(1,263)	(48)
Balance at March 31, 2017	$(2,084)	$(30)	$(5,076)	$(8,765)	$(15,955)

(1)	Net of tax expense/(benefit) of $337, $(6) and $91 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $151 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

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

(4)
Amounts reclassified from AOCI for financial statement translation relate to accumulated translation associated with foreign entities sold as part of the sale of the Beauty Brands business. These amounts were reclassified into Net earnings from discontinued operations in the Consolidated Statement of Earnings.

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
Through March 31, 2017, the Company reduced non-manufacturing enrollment by approximately 26%. The reductions are enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan includes integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Through fiscal 2016, the Company incurred charges of approximately $4.9 billion. Approximately $2.3 billion of these charges were related to separations, $1.4 billion were asset-related costs and $1.2 billion were related to other restructuring-type costs.
For the three and nine month periods ended March 31, 2017, the Company incurred total restructuring charges of approximately $157 and $505, respectively. For the three and nine month periods ended March 31, 2017, $25 and $72 of these charges were recorded in SG&A, respectively. For the three and nine month periods ended March 31, 2017, $132 and $409 of these charges were recorded in Cost of products sold, respectively. The remainder of the charges were included in discontinued operations. The following table presents restructuring activity for the nine months ended March 31, 2017:

				Nine Months Ended March 31, 2017
	Accrual Balance June 30, 2016	Charges Previously Reported (Six Months Ended December 31, 2016)	Charges for the Three Months Ended March 31, 2017	Cash Spent (1)	Charges Against Assets	Accrual Balance March 31, 2017
Separations	$243	$96	$43	$(182)	$—	$200
Asset-related costs	—	206	80	—	(286)	—
Other costs	72	46	34	(104)	—	48
Total	$315	$348	$157	$(286)	$(286)	$248

(1)	Includes liabilities transferred to Coty related to our Beauty Brands divestiture.
Separation Costs
Employee separation charges for the three and nine month periods ended March 31, 2017 relate to severance packages for approximately 480 and 1,520 employees, respectively. Separations related to non-manufacturing employees were approximately 70 and 260 employees for the three and nine month periods ended March 31, 2017, respectively. The packages are predominantly voluntary and the amounts are calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 18,590 employees, of which approximately 9,800 are non-manufacturing overhead personnel.
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

	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017
Beauty	$23	$63
Grooming	14	31
Health Care	1	9
Fabric & Home Care	26	103
Baby, Feminine & Family Care	41	141
Corporate (1)	52	158
Total Company	$157	$505

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities, and costs related to discontinued operations from our Beauty Brands businesses.

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
Income Tax Uncertainties
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 50 – 60 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued liabilities of approximately $170, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2016.

11. Discontinued Operations
On October 1, 2016, the Company completed the divestiture of four product categories to Coty, Inc. (“Coty”). The divestiture included 41 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and a majority of the fine fragrance businesses, along with select hair styling brands. The form of the divestiture transaction was a Reverse Morris Trust split-off, in which P&G shareholders were given the election to exchange their P&G shares for shares of a new corporation that held the Beauty Brands (Galleria Co.), and then immediately exchange those shares for Coty shares. The value P&G received in the transaction was $11.4 billion. The value is comprised of 105 million shares of common stock of the Company, which were tendered by shareholders of the Company and exchanged for the Galleria Co. shares, valued at approximately $9.4 billion, and the assumption of $1.9 billion of debt by Galleria Co.. The shares tendered in the transaction were reflected as an addition to treasury stock and the cash received related to the debt assumed by Coty was reflected as an investing activity in the Consolidated Statement of Cash Flows. The Company recorded an after-tax gain on the final transaction of $5.3 billion, net of transaction and related costs.
Two of the fine fragrance brands, Dolce & Gabbana and Christina Aguilera, were excluded from the divestiture. These brands were subsequently divested at amounts that approximated their adjusted carrying values.
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
The following table summarizes Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
Beauty Brands	$—	$(2)	$5,217	$386
Batteries	—	448	—	241
Net earnings/(loss) from discontinued operations	$—	$446	$5,217	$627
The following is selected financial information underlying the Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017		2016
Net sales	$—	$1,092	$1,159		$3,715
Cost of products sold	—	365	450		1,193
Selling, general and administrative expense	—	672	783		1,983
Interest expense	—	—	14		—
Intangible asset impairment charges	—	48	—		48
Other non-operating income/(loss), net	—	(6)	16		(8)
Earnings/(loss) from discontinued operations before income taxes	$—	$1	$(72)		$483
Income taxes on discontinued operations	—	3	46		97
Gain on sale of business before income taxes	$—	$—	$5,197		$—
Income tax expense/(benefit) on sale of business	—	—	(138)	(1)	—
Net earnings/(loss) from discontinued operations	$—	$(2)	$5,217		$386

(1)	The income tax benefit of the Beauty Brands divestiture represents the reversal of underlying deferred tax balances partially offset by current tax expense related to the transaction.
The Beauty Brands incurred transition costs of $167, after-tax, for the three months ended September 30, 2016, included in the above table. Residual transaction costs for the three months ended December 31, 2016 are included in the gain on the sale of business in the table above.
The following is selected financial information related to cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
	Nine Months Ended March 31
	2017	2016
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24	$78
Deferred income tax benefit	(649)	—
Before tax gain on sale of business	5,210	—
Goodwill and intangible asset impairment charges	$—	$48
Net increase in accrued taxes	307	—
CASH FLOWS FROM OPERATING ACTIVITIES
Cash taxes paid	$204	$—
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$38	$65

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
The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries business:

	Batteries
	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016
Net sales	$320	$1,517
Earnings before impairment charges and income taxes	35	266
Impairment charges	—	(402)
Income tax (expense)/benefit	(9)	(45)
Gain on sale before income taxes	(288)	(288)
Income tax expense on sale (1)	710	710
Net earnings/(loss) from discontinued operations	$448	$241

(1)	The income tax benefit of the Batteries divestiture primarily represents the reversal of underlying deferred tax balances.

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (5) the ability to successfully manage cost fluctuations and pressures, including commodity prices, raw materials, labor costs, energy costs and pension and health care costs; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third party relationships, such as our suppliers, contractors and external business partners; (11) the ability to rely on and maintain key information technology systems and networks (including Company and third-party systems and networks) and maintain the security and functionality of such systems and networks and the data contained therein; (12) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, intellectual property, antitrust, privacy, tax, accounting standards and environmental) and to resolve pending matters within current estimates; (13) the ability to manage changes in applicable tax laws and regulations; (14) the ability to successfully manage our portfolio optimization strategy, including achieving and maintaining our intended tax treatment of the related transactions, and our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining particularly key employees, especially in key growth markets where the availability of skilled or experienced employees may be limited; and (16) the ability to manage the uncertain implications of the United Kingdom’s withdrawal from the European Union. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Nine Months Ended March 31, 2017

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Nine Months Ended March 31, 2017

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2017

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP

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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2017 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31		Nine Months Ended March 31
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	17%	18%	18%	20%
Grooming	10%	15%	10%	16%
Health Care	12%	14%	12%	13%
Fabric & Home Care	32%	28%	32%	26%
Baby, Feminine & Family Care	29%	25%	28%	25%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2017 versus the nine months ended March 31, 2016:

•
Net sales were unchanged versus the previous period at $49.0 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased 2% in Beauty, 7% in Health Care, 2% in Fabric & Home Care, 1% in Baby, Feminine & Family Care and were unchanged in Grooming.

•
Unit volume increased 1% with organic volume up 2%. Volume increased mid-single digits in Health Care and low single digits in Fabric & Home Care, Baby, Feminine & Family Care and Grooming. Volume decreased low single digits in Beauty. Excluding the impacts of minor brand divestitures, organic volume increased low single digits in Beauty.

•
Net earnings from continuing operations were $8.0 billion, unchanged versus the prior year period. An increase in operating income, primarily driven by gains on the sale of real estate, and the benefit of a lower effective tax rate were offset by an increase in other non-operating expense due mainly to a charge related to early extinguishment of certain long-term debt.

•	Diluted net earnings per share from continuing operations increased 3% to $2.87 due to reduced shares outstanding from shares tendered in the divestiture of the Beauty Brands to Coty.

•
Net earnings attributable to Procter & Gamble were $13.1 billion, an increase of $4.6 billion or 53% versus the prior year period, primarily driven by the $5.3 billion after-tax gain on the sale of the Beauty Brands in the current period partially offset by the base-period results of discontinued operations, including the net results of the Beauty Brands and a gain on the sale of the Batteries business.

•
Core net earnings attributable to Procter & Gamble, which excludes discontinued operations, the charge related to early extinguishment of certain long-term debt and incremental restructuring charges, increased 3% to $8.5 billion. Core net earnings per share increased 7% to $3.07 due to the increase in core net earnings and the reduction in shares outstanding.

•
Operating cash flow was $9.1 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and excluding tax payments related to the sale of the Beauty Brands, was $7.0 billion. Adjusted free cash flow productivity, which is the ratio of adjusted free cash flow to net earnings excluding a loss on early debt extinguishment and the gain on sale of the Beauty business, was 86%.

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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Over the past four years, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Egypt, Nigeria, and the United Kingdom have had, and could continue to have, a significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example, the U.S. is considering corporate tax reform that may significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria and Ukraine. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings. For example, during fiscal 2015, the Company deconsolidated its Venezuelan subsidiaries due to evolving conditions that resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar and restricted our ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.
For information on risk factors that could impact our results, please refer to Part II, Item 1A "Risk Factors" in the Company’s Form 10-Q for the quarterly period ended December 31, 2016.
RESULTS OF OPERATIONS – Three Months Ended March 31, 2017
The following discussion provides a review of results for the three months ended March 31, 2017 versus the three months ended March 31, 2016.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2017	2016	% Chg
Net sales	$15,605	$15,755	(1)%
Operating income	3,360	3,318	1%
Net earnings from continuing operations	2,556	2,337	9%
Net earnings from discontinued operations	—	446	(100)%
Net earnings attributable to Procter & Gamble	2,522	2,750	(8)%
Diluted net earnings per common share	0.93	0.97	(4)%
Diluted net earnings per share from continuing operations	0.93	0.81	15%
Core net earnings per common share	0.96	0.86	12%

	Three Months Ended March 31
COMPARISONS AS A % OF NET SALES	2017	2016	Basis Pt Chg
Gross profit	49.8%	49.8%	—
Selling, general & administrative expense	28.3%	28.7%	(40)
Operating income	21.5%	21.1%	40
Earnings from continuing operations before income taxes	21.4%	20.5%	90
Net earnings from continuing operations	16.4%	14.8%	160
Net earnings attributable to Procter & Gamble	16.2%	17.5%	(130)
Net Sales
Net sales for the quarter decreased 1% to $15.6 billion. Unit volume was unchanged. Unfavorable foreign exchange reduced net sales by 2%. Pricing and mix had no net impact on consolidated net sales. Volume increased mid-single digits in Health Care and low single digits in Baby, Feminine & Family Care. Volume was unchanged in Fabric & Home Care and Grooming and decreased low single digits in Beauty driven by minor brand divestitures. Volume increased low single digits in developed regions and was unchanged in developing regions. Organic sales increased 1% driven by a 1% increase in organic volume.

	Net Sales Change Drivers 2017 vs. 2016 (Three Months Ended March 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(2)%	—%	(1)%	1%	—%	—%	(2)%
Grooming	—%	—%	—%	(2)%	(4)%	—%	(6)%
Health Care	4%	4%	(1)%	1%	1%	(1)%	4%
Fabric & Home Care	—%	1%	(2)%	—%	—%	1%	(1)%
Baby, Feminine & Family Care	1%	1%	(1)%	—%	—%	(1)%	(1)%
Total Company	—%	1%	(2)%	—%	—%	1%	(1)%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin was unchanged at 49.8% of net sales for the quarter. Gross margin benefited from a 210 basis point impact from total manufacturing cost savings (180 basis points net of product and packaging reinvestments), a 40 basis point impact from lower incremental restructuring charges and a 10 basis point impact from increased volume scale leverage. These impacts were offset by a 100 basis point decline from unfavorable product mix (primarily between segments caused by the disproportionate net sales declines in Beauty and Grooming, both of which have higher than company-average gross margins, and within segments due to disproportionate growth of lower margin products), a 80 basis point decline due to higher commodity costs, a 20 basis point negative impact from unfavorable foreign exchange and 30 basis points from other impacts, including costs incurred from tornado damage to a U.S. Family Care distribution facility.
Total SG&A spending decreased 2% to $4.4 billion as a reduction in other operating expense, primarily from a gain on the sale of real estate, was partially offset by increases in marketing and overhead spending. SG&A as a percentage of net sales decreased 40 basis points to 28.3%, as a 130 basis point benefit in other operating income, including the gain on the sale of real estate, was partially offset by increases in overhead and marketing as a percent of net sales. Overhead costs as percent of net sales increased 70 basis points as wage inflation and investments in R&D and sales resources were partially offset by cost savings. Marketing spending as a percent of net sales increased 20 basis points as investments in advertising were partially offset by reductions in agency compensation. Overall cost savings delivered 50 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $96 million for the quarter, a decrease of $50 million versus the prior year period, due to a decrease in weighted average interest rates and a decline in the average debt outstanding. Interest income was $46 million for the quarter, an increase of $13 million versus the prior year period due to an increase in interest-bearing cash and cash equivalents. Other non-operating income/(loss) was $26 million, an increase of $5 million.
Income Taxes on Continuing Operations
The effective tax rate on continuing operations decreased 420 basis points to 23.4%. The decline was due to impacts from excess tax benefits associated with share-based payments due to the adoption of FASB Accounting Standards Update (ASU) 2016-09 Improvements to Employee Share-based Payment Accounting (180 basis points), discrete impacts related to uncertain income tax positions (which netted to 140 basis points in the current year versus zero in the prior year), and the prior year establishment of a valuation allowance on deferred tax assets related to net operating loss carryforwards (270 basis points). These benefits were partially offset by unfavorable geographic mix, primarily due to a higher proportion of U.S. earnings.
Net Earnings from Continuing Operations
Net earnings from continuing operations increased $219 million or 9% to $2.6 billion for the quarter. This increase was driven by the lower effective tax rate and reduced interest expense along with a 1% increase in operating income. Foreign exchange impacts reduced net earnings by about $80 million for the quarter due to weakening of certain key currencies against the U.S. dollar, primarily the currencies of Egypt, Turkey and the United Kingdom. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 15% to $0.93 due to the increase in net earnings and a reduction in number of weighted average shares outstanding following the shares tendered in the sale of the Beauty Brands to Coty (see Note 11 to the Consolidated Financial Statements), along with ongoing share repurchases.
Discontinued Operations
Net earnings from discontinued operations were zero in the current period versus $446 million in the prior year. The base period result was driven primarily by a gain on sale of the Batteries business. The sale of the Beauty Brands closed in the second fiscal quarter of the current year. Accordingly, there are no results of discontinued operations reported in the quarter ended March 31, 2017 (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble decreased $228 million or 8% to $2.5 billion for the quarter. The decrease was driven by a reduction in earnings from discontinued operations, partially offset by the increase in earnings from continuing operations, both discussed above. Diluted net earnings per share decreased 4% to $0.93. The difference between the decrease in net earnings and the decrease in the related earnings per share was due to the reduction in weighted average shares outstanding discussed above. Core net earnings per share increased 12% to $0.96. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plans.
RESULTS OF OPERATIONS – Nine Months Ended March 31, 2017
The following discussion provides a review of results for the nine months ended March 31, 2017 versus the nine months ended March 31, 2016.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2017	2016	% Chg
Net sales	$48,979	$49,197	—%
Operating income	11,006	10,939	1%
Net earnings from continuing operations	7,992	8,019	—%
Net earnings from discontinued operations	5,217	627	N/A
Net earnings attributable to Procter & Gamble	13,111	8,557	53%
Diluted net earnings per common share	4.76	3.00	59%
Diluted net earnings per share from continuing operations	2.87	2.78	3%
Core net earnings per common share	3.07	2.88	7%

	Nine Months Ended March 31
COMPARISONS AS A % OF NET SALES	2017	2016	Basis Pt Chg
Gross profit	50.5%	50.1%	40
Selling, general & administrative expense	28.0%	27.9%	10
Operating income	22.5%	22.2%	30
Earnings from continuing operations before income taxes	21.1%	21.7%	(60)
Net earnings from continuing operations	16.3%	16.3%	—
Net earnings attributable to Procter & Gamble	26.8%	17.4%	940

Net Sales
Net sales fiscal year to date were unchanged versus the previous period at $49.0 billion. Unit volume increased 1%. Unfavorable foreign exchange reduced net sales by 2%. Pricing and mix had no net impact on consolidated net sales. Volume increased mid-single digits in Health Care and low single digits in Grooming, Fabric & Home Care and in Baby, Feminine & Family Care. Volume decreased low single digits in Beauty driven by minor brand divestitures. Volume increased low single digits in developed regions and was unchanged in developing regions. Organic sales increased 2% driven by a 2% increase in organic volume.

	Net Sales Change Drivers 2017 vs. 2016 (Nine Months Ended March 31)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	(2)%	1%	(2)%	1%	1%	1%	(1)%
Grooming	1%	2%	(2)%	—%	(2)%	—%	(3)%
Health Care	4%	5%	(2)%	1%	1%	—%	4%
Fabric & Home Care	1%	2%	(2)%	(1)%	1%	—%	(1)%
Baby, Feminine & Family Care	2%	3%	(2)%	(1)%	(1)%	1%	(1)%
Total Company	1%	2%	(2)%	—%	—%	1%	—%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 40 basis points to 50.5% of net sales for the fiscal year to date period. Gross margin increased primarily due to a 220 basis point positive impact from total manufacturing cost savings (190 basis points net of product and packaging reinvestments) along with minor benefits from lower incremental restructuring charges and increased volume scale leverage. These impacts were partially offset by a 50 basis point negative impact from unfavorable foreign exchange, a 60 basis point decline from unfavorable product mix (primarily between segments caused by the lower relative proportion of sales in Beauty and Grooming, both of which have higher than company-average gross margins, and within segments due to disproportionate growth of lower margin products) and 50 basis points of combined negative impact from higher commodities and other costs.
Total SG&A spending was unchanged at $13.7 billion. SG&A as a percentage of net sales increased 10 basis points to 28.0%. Marketing spending as a percentage of net sales increased 60 basis points due to an increase in advertising and other activities, partially offset by productivity savings. Overhead costs as a percentage of net sales increased 30 basis points due to wage inflation and investments in R&D and sales resources. These impacts were partially offset by an 80 basis point decline in other operating expense due to reduced net foreign exchange transactional costs and a gain on the sale of real estate.
Non-Operating Expenses and Income
Interest expense was $349 million for the fiscal year to date period, a decrease of $80 million versus the prior year period, due to a decrease in weighted average interest rates and a decline in the average debt outstanding. Interest income was $123 million for the fiscal year to date period, a decrease of $12 million versus the prior year period due to a decrease in the average balance of interest-bearing cash and cash equivalents. Other non-operating income/(loss) was $(450) million, a decrease of $488 million, primarily due to a $543 million charge related to early extinguishment of long-term debt incurred in the second fiscal quarter.
Income Taxes on Continuing Operations
The effective tax rate on continuing operations decreased 230 basis points to 22.6%. The rate declined due to excess tax benefits associated with share-based payments due to the adoption of FASB Accounting Standards Update (ASU) 2016-09 Improvements to Employee Share-based Payment Accounting (180 basis points), discrete impacts related to uncertain income tax positions (which netted to 160 basis points in the current year versus 50 basis points in the prior year), the tax impact of the early retirement of certain debts (70 basis points) and the prior year establishment of a valuation allowance on deferred tax assets related to net operating loss carryforwards (80 basis points). These benefits were partially offset by unfavorable geographic mix, primarily due to a higher proportion of U.S. earnings.
Net Earnings from Continuing Operations
Net earnings from continuing operations was unchanged at $8.0 billion for the fiscal year to date period. A reduction in earnings before tax, primarily driven by a $345 million after-tax charge related to the early extinguishment of long-term debt, was offset by the lower effective tax rate. Operating income increased 1% due to the improvement in gross margin discussed above. Foreign exchange impacts reduced net earnings by about $420 million fiscal year to date due to weakening of certain key currencies against the U.S. dollar, primarily the currencies of Argentina, Egypt, Nigeria and the United Kingdom. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 3% to $2.87 due to the decline in the number of weighted average shares outstanding discussed above.
Discontinued Operations
Net earnings from discontinued operations increased $4.6 billion to $5.2 billion in the current period versus $0.6 billion in the prior period. This change was driven by the $5.3 billion gain on the sale of the Beauty Brands in the second fiscal quarter of the current period, partially offset by the base period results, which included the net earnings of the Batteries and Beauty Brands businesses prior to divestiture, a gain on the sale of the Batteries business and impairment charges on the Batteries business prior to divestiture (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $4.6 billion or 53% to $13.1 billion for the fiscal year to date period. The increase was driven by the gain on the sale of the Beauty Brands and lower effective tax rate, partially offset by the charge related to the early extinguishment of debt, each discussed above. Diluted net earnings per share increased 59% to $4.76. The difference between the increase in net earnings attributable to Procter & Gamble and the increase in the related earnings per share was due to the reduction in weighted average shares outstanding discussed above. Core net earnings per share increased 7% to $3.07. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the charge related to early extinguishment of long-term debt and incremental restructuring charges related to our productivity and cost savings plans.
BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2017
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and nine month periods ended March 31, 2017 are provided based on a comparison to the same three and nine month periods ended March 31, 2016. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and nine months ended March 31, 2017 versus the comparable prior year periods (dollar amounts in millions):

	Three Months Ended March 31, 2017
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$2,675	(2)%	$531	(12)%	$396	(14)%
Grooming	1,525	(6)%	437	(7)%	333	(6)%
Health Care	1,841	4%	470	14%	310	12%
Fabric & Home Care	4,957	(1)%	972	(4)%	599	(8)%
Baby, Feminine & Family Care	4,471	(1)%	890	(9)%	555	(12)%
Corporate	136	28%	36	N/A	363	N/A
Total Company	$15,605	(1)%	$3,336	3%	$2,556	9%

	Nine Months Ended March 31, 2017
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$8,613	(1)%	$2,028	(8)%	$1,528	(8)%
Grooming	4,972	(3)%	1,580	2%	1,217	3%
Health Care	5,774	4%	1,574	10%	1,052	6%
Fabric & Home Care	15,529	(1)%	3,226	(3)%	2,052	(6)%
Baby, Feminine & Family Care	13,711	(1)%	2,973	(5)%	1,932	(6)%
Corporate	380	17%	(1,051)	N/A	211	N/A
Total Company	$48,979	—%	$10,330	(3)%	$7,992	—%

Beauty
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Beauty net sales decreased 2% to $2.7 billion during the third fiscal quarter on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 1%. Price increases added 1% to net sales. Organic sales increased 1% on organic volume that was unchanged. Global market share of the Beauty segment decreased 0.6 points. Volume decreased mid-single digits in developed regions and was unchanged in developing regions. Excluding the impact of minor brand divestitures, organic volume increased low single digits in developing regions.

•
Volume in Hair Care decreased low single digits due to minor brand divestitures. Organic volume increased low single digits. Developed market volume decreased mid-single digits following increased pricing and due to competitive activity and reduced customer inventory. Developing regions declined low single digits due to minor brand divestitures. Organic volume increased low single digits in developing regions behind product innovation, increased marketing spending and market growth. Global market share of the Hair Care category decreased half a point.

•
Volume in Skin and Personal Care decreased low single digits. Volume decreased high single digits in developed regions following increased pricing and reduced promotional events at certain customers. Volume increased low single digits in developing regions due to product innovation and increased marketing. Global market share of the Skin and Personal Care category decreased more than half a point.

Net earnings decreased 14% to $396 million due to the reduction in net sales and a 210 basis point decrease in net earnings margin. The net earnings margin declined primarily due to an increase in SG&A as a percentage of net sales. SG&A as a percentage of net sales increased due to increased marketing spending to support initiatives and increased overhead spending on sales resources. Gross margin decreased slightly as higher commodity costs and unfavorable mix impacts in Hair Care (primarily from an increase in the proportion of lower margin brands along with unfavorable geographic mix) were only partially offset by productivity savings and the benefit of higher pricing.
Nine months ended March 31, 2017 compared with nine months ended March 31, 2016
Beauty fiscal year to date net sales decreased 1% to $8.6 billion on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Increased pricing added 1% to net sales and favorable product mix also added 1% primarily due to growth of the super-premium SK-II brand, which has higher than average selling prices. Organic sales increased 2% on organic volume that increased 1%. Global market share of the Beauty segment decreased 0.7 points. Volume decreased low single digits in developed regions. Volume also decreased low single digits in developing regions, mainly due to minor brand divestitures, but increased mid-single digits on an organic basis.

•
Volume in Hair Care decreased low single digits due to minor brand divestitures. Organic volume increased low single digits. Developed regions declined low single digits mainly due to competitive activity and developing regions declined low single digits due to minor brand divestitures. Organic volume increased mid-single digits in developing regions behind product innovation, increased marketing and market growth. Global market share of the Hair Care category decreased less than a point.

•
Volume in Skin and Personal Care decreased low single digits. Developed market volume decreased low single digits following increased pricing and due to competitive activity. Volume increased low single digits in developing regions including the impact of minor brand divestitures. Organic volume was up mid-single digits in developing regions behind innovation, increased marketing and market growth. Global market share of the Skin and Personal Care category decreased half a point.

Net earnings decreased 8% to $1.5 billion due to the reduction in net sales and a 140 basis point decrease in net earnings margin, behind an increase in SG&A as a percentage of net sales. SG&A as a percentage of net sales increased due to increased marketing spending to support initiatives and increased overhead spending on sales resources. Gross margin decreased slightly as the benefits from productivity savings and higher pricing were more than offset by higher commodity costs and unfavorable mix impacts (primarily from an increase in the proportion of lower margin brands along with unfavorable geographic mix).
Grooming
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Grooming net sales decreased 6% to $1.5 billion during the third fiscal quarter on unit volume that was unchanged. Price reductions in Shave Care reduced net sales by 2%. Unfavorable geographic mix reduced net sales by 4% driven by decline in developed markets, where average selling prices are higher than in developing regions. Organic sales decreased 6% on organic volume that was unchanged. Global market share of the Grooming segment decreased 0.5 points. Volume decreased mid-single digits in developed regions and increased low single digits in developing regions.

•
Shave Care volume decreased low single digits. Shave Care volume decreased high single digits in developed regions due to competitive activity and increased mid-single digits in developing regions behind product innovation. Global market share of the Shave Care category decreased more than half a point.

•
Volume in Appliances increased double digits. Volume was up double digits in developed regions due to product innovation and decreased mid-single digits in developing regions following increased pricing. Global market share of the Appliances category increased more than a point.

Net earnings decreased 6% to $333 million due to the reduction in net sales. Net earnings margin decreased 10 basis points as an increase in SG&A as a percent of net sales more than offset an increase in gross margin. SG&A as a percent of net sales increased due to an increase in overhead spending. Gross margin increased as the benefit of cost savings projects more than offset the negative impact of lower pricing and unfavorable geographic mix (from the disproportionate decline of developed market volume, which has higher than segment-average margin).
Nine months ended March 31, 2017 compared with nine months ended March 31, 2016
Grooming fiscal year to date net sales decreased 3% to $5.0 billion on a 1% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Unfavorable geographic mix reduced net sales by 2% driven by growth in emerging markets, where average selling prices are lower than in developed regions, in part due to a higher relative proportion of disposable razors in those markets. Organic sales were unchanged on organic volume that increased 2%. Global market share of the Grooming segment decreased 0.5 points. Volume decreased low single digits in developed regions and increased low single digits in developing regions.

•
Shave Care volume increased low single digits. Shave Care volume decreased low single digits in developed regions due to competitive activity and increased low single digits in developing regions behind product innovation and increased marketing support. Organic volume increased mid-single digits in developing regions. Global market share of the Shave Care category decreased half a point.

•
Volume in Appliances increased high single digits. Volume was up double digits in developed regions and low single digits in developing regions due to product innovation. Global market share of the Appliances category increased more than half a point.

Net earnings increased 3% to $1.2 billion due to a 120 basis-point increase in net earnings margin which more than offset the reduction in net sales. Net earnings margin improved behind both gross margin expansion and a reduction in SG&A as a percent of net sales. Gross margin increased as the benefits of productivity efforts were only partially offset by unfavorable foreign exchange impacts and negative product mix driven by the disproportionate growth of disposable razors, which have below segment-average margins. SG&A as a percent of net sales decreased due to a gain on the sale of real estate partially offset by increased overhead and marketing spending.
Health Care
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Health Care net sales increased 4% to $1.8 billion during the third fiscal quarter on a 4% increase in unit volume. Unfavorable foreign exchange reduced net sales by 1%. Price increases contributed 1% to net sales and favorable product mix added 1% to net sales, primarily due to an increase in Oral Care power toothbrushes, which have higher than average selling prices. Organic sales increased 6% on organic volume that increased 4%. Global market share of the Health Care segment decreased 0.1 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions.

•
Oral Care volume increased mid-single digits. Volume increased mid-single digits in developed regions and high single digits in developing regions driven by market growth and product innovation. Global market share of the Oral Care category was unchanged.

•
Volume in Personal Health Care was unchanged including the impact of minor brand divestitures. Organic volume increased low single digits globally and in developed regions with mid-single-digit growth in developing regions behind market growth, product innovation and expanded distribution. Global market share of the Personal Health Care category increased slightly.

Net earnings increased 12% to $310 million due to the increase in net sales and a 120 basis point increase in net earnings margin. Gross margin increased due to manufacturing cost savings and increased pricing, partially offset by unfavorable geographic mix, due to the disproportionate growth of developing regions which have lower than segment-average margins. SG&A as a percentage of net sales declined due to the scale benefit of the increase in net sales.
Nine months ended March 31, 2017 compared with nine months ended March 31, 2016
Health Care fiscal year to date net sales increased 4% to $5.8 billion on a 4% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price increases contributed 1% to net sales. Favorable product mix increased net sales 1%, primarily driven by an increase in Oral Care power toothbrushes which have higher than average selling prices. Organic sales increased 7% on organic volume that increased 5%. Global market share of the Health Care segment decreased 0.1 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions.

•	Oral Care volume increased mid-single digits in both developed and developing regions driven by market growth and product innovation. Global market share of the Oral Care category was unchanged.

•
Volume in Personal Health Care increased low single digits with low single-digit growth in developed regions and mid-single-digit growth in developing regions behind market growth, product innovation and expanded distribution. Global market share of the Personal Health Care category was unchanged.

Net earnings increased 6% to $1.1 billion due to the increase in net sales and a 40 basis point increase in net earnings margin. The operating margin improvement was driven by higher gross margin, partially offset by increased SG&A as a percentage of net sales. Gross margin increased due to productivity cost savings and pricing benefits, partially offset by unfavorable foreign exchange impacts and unfavorable geographic mix due to the disproportionate growth of developing regions which have lower than segment-average margins. SG&A increased as a percentage of net sales due to increased overhead spending and a base period benefit related to our PGT Healthcare partnership.
Fabric & Home Care
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Fabric & Home Care net sales decreased 1% to $5.0 billion for the third fiscal quarter on unit volume that was unchanged. Unfavorable foreign exchange reduced net sales by 2%. Organic sales increased 1% on organic volume that increased 1%. Global market share of the Fabric & Home Care segment decreased 0.1 points. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Fabric Care volume was unchanged as a low single-digit increase in developed regions due to product innovation was offset by a low single-digit decrease in developing regions driven primarily by competitive activities. Global market share of the Fabric Care category decreased slightly.

•
Home Care volume increased low single digits. Developed market volume was unchanged while developing regions increased low single digits due to product innovation. Global market share of the Home Care category was unchanged.

Net earnings decreased 8% to $599 million due to a 90 basis-point decrease in net earnings margin and the reduction in net sales. Net earnings margin decreased due to an increase in SG&A as a percent of net sales and lower gross margin. SG&A as a percentage of net sales increased due to increased overhead spending. Gross margin decreased due to unfavorable product mix (due to an increase in the proportion of product forms and larger package sizes with lower than segment-average margins) and increased commodity costs partially offset by manufacturing cost savings.
Nine months ended March 31, 2017 compared with nine months ended March 31, 2016
Fabric & Home Care fiscal year to date net sales decreased 1% to $15.5 billion on a 1% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Lower pricing driven by promotional spending had a negative 1% impact on net sales. Favorable geographic mix increased net sales 1%, primarily driven by increased volume in developed regions, which have higher than segment-average selling prices. Organic sales increased 2% on organic volume that increased 2%. Global market share of the Fabric & Home Care segment was unchanged. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Fabric Care volume increased low single digits as a mid-single-digit increase in developed regions due to innovation and increased marketing spending was partially offset by a low single-digit decrease in developing regions driven by competitive activity and reduced distribution of less profitable brands. Global market share of the Fabric Care category was unchanged.

•
Home Care volume increased low single digits driven by a low single-digit increase in developed regions due to product innovation. Volume was unchanged in developing regions including minor brand divestitures. Organic volume in developing regions increased low single digits due to product innovation. Global market share of the Home Care category was unchanged.

Net earnings decreased 6% to $2.1 billion behind a 70 basis-point decrease in net earnings margin along with the reduction in net sales. Net earnings margin decreased due to an increase in SG&A as a percent of net sales, partially offset by higher gross margin. SG&A as a percentage of net sales increased due to increased marketing and overhead spending. Gross margin expansion was driven by manufacturing cost savings, partially offset by unfavorable foreign exchange impacts, increased commodity costs and lower pricing.
Baby, Feminine & Family Care
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Baby, Feminine & Family Care net sales decreased 1% to $4.5 billion during the third fiscal quarter on a 1% increase in unit volume. Unfavorable foreign exchange reduced net sales by 1%. Organic sales increased 1% on organic volume that increased 1%. Global market share of the Baby, Feminine & Family Care segment was unchanged. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Volume in Baby Care decreased low single digits caused by a low single-digit decrease in developing regions primarily due to competitive activity. Volume was unchanged in developed regions. Global market share of the Baby Care category decreased a point.

•
Volume in Feminine Care increased low single digits. Volume increased low single digits in developed regions due to product innovation and was unchanged in developing regions. Global market share of the Feminine Care category was unchanged.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation and increased marketing support. In the U.S., all-outlet share of the Family Care category increased more than a point.

Net earnings decreased 12% to $555 million due to a 160 basis point decrease in net earnings margin and the reduction in net sales. Net earnings margin decreased due to a decline in gross margin and an increase in SG&A as a percent of sales. Gross margin decreased due to unfavorable product mix from an increase in product forms and larger package sizes with lower than segment-average margins and costs incurred from tornado damage to a U.S. distribution facility, partially offset by manufacturing cost savings. SG&A as a percentage of net sales increased driven by higher marketing and overhead spending.
Nine months ended March 31, 2017 compared with nine months ended March 31, 2016
Baby, Feminine & Family Care net sales decreased 1% to $13.7 billion during the fiscal year to date on a 2% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Lower pricing driven by promotional spending had a negative 1% impact on net sales. Unfavorable product mix reduced net sales by 1% due to the disproportionate growth of Family Care which has lower than segment-average selling prices. Organic sales increased 1% on organic volume that increased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points. Volume increased low single digits in both developed and developing regions.

•
Volume in Baby Care increased low single digits driven by a low single-digit increase in developing regions due to market growth, product innovation and decreased pricing, partially offset by competitive activity. Volume decreased low single digits in developed regions due to competitive activity. Global market share of the Baby Care category decreased more than half a point.

•
Volume in Feminine Care increased low single digits due to a low single-digit increase in developed regions driven by product innovation and market growth. Developing region volume was unchanged. Global market share of the Feminine Care category was unchanged.

•
Volume in Family Care, which is predominantly a North America business, increased mid-single digits driven by product innovation and increased merchandising. In the U.S., all-outlet share of the family care category increased nearly a point.

Net earnings decreased 6% to $1.9 billion due to the reduction in net sales and an 80 basis point decrease in net earnings margin as increased SG&A as a percent of net sales was only partially offset by increased gross margin. SG&A as a percentage of net sales increased due to increased marketing and overhead spending. Gross margin increased driven by manufacturing cost savings partially offset by unfavorable foreign exchange impacts, lower pricing and unfavorable product mix across business units due to an increase in product forms and larger package sizes with lower than segment-average margins.
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
Corporate net sales increased 28% to $136 million during the third fiscal quarter and increased 17% to $380 million fiscal year to date both primarily due to an increase in the incidental businesses managed at the corporate level. Corporate net earnings from continuing operations improved by $401 million in the third fiscal quarter and by $271 million fiscal year to date. Corporate net earnings increased in the third quarter due to 1) a current fiscal year sale of real estate, 2) lower restructuring charges compared to the prior year, 3) an increase in the proportion of corporate overhead spending which is allocated to the segments, consisting in part of stranded overheads from divestiture, and 4) current year tax benefits resulting from the adoption of a new accounting standard on the tax impacts of share-based payments to employees (see Note 2 to the Consolidated Financial Statements). Corporate net earnings increased fiscal year to date due to the reasons affecting the third quarter discussed above, partially offset by a $345 million after-tax charge on the early extinguishment of long-term debt during the second quarter.
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
As part of this plan, which has been expanded since its inception, the Company expects to incur approximately $5.5 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Approximately 98% of the estimated costs have been incurred through March 2017. Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the corollary benefits achieved (e.g., enrollment reduction achieved via normal attrition), the timing of the execution and the degree of reinvestment. Overall, the costs and other non-manufacturing enrollment reductions are expected to deliver approximately $3 billion in annual gross savings (before-tax). The cumulative before-tax savings as of the current year are estimated at approximately $2.5 to $3 billion. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $9.1 billion of cash from operating activities fiscal year to date, a decrease of $2.2 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, loss on early extinguishment of debt, share-based compensation expense, deferred income taxes, and gain on sale of businesses), generated $10.2 billion of operating cash flow. Working capital and other impacts used $1.1 billion of cash in the period. Accounts receivable used $159 million of cash due to sales growth late in the quarter partially offset by collection of approximately $150 million of retained receivables from the Beauty Brands business. Inventory consumed $145 million of cash due to product initiatives and business growth in certain GBUs and reduced consumption in certain other GBUs. Accounts payable, accrued and other liabilities used $1.1 billion of cash primarily due to the payment of prior fiscal year accruals and the impacts of the Beauty Brands divestiture, including the payment of approximately $450 million of accounts payable and accrued liabilities retained by the company pursuant to the terms of the agreement. We also paid $204 million of taxes related to the divestiture. All other operating assets and liabilities generated $267 million of cash.
Investing Activities
Cash used by investing activities was $3.8 billion fiscal year to date. Capital expenditures were $2.2 billion, or 4.6% of net sales. We generated $411 million of cash from proceeds from asset sales primarily from building sales and minor brand divestitures. We initially invested $874 million of cash, received from the pre-Beauty Brands divestiture issuance of transaction-related debt, in restricted cash. We transferred $475 million of cash at closing to the discontinued Beauty Brands. At transaction closing, cumulative restricted cash of $1.9 billion was released and returned to cash and cash equivalents. We used $3.4 billion for purchases of short-term investments, partially offset by $834 million of cash generated from proceeds from sales and maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $6.3 billion fiscal year to date. We used $4.5 billion for treasury stock purchases and $5.4 billion for dividends. Cash generated from the net effect of debt issuances and payments was $1.2 billion. Cash from the exercise of stock options and other impacts generated $2.4 billion of cash.
As of March 31, 2017, our current liabilities exceeded current assets by $3.2 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective on underlying business trends (i.e., trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
Organic sales growth:

Three Months Ended March 31, 2017	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(2)%	1%	2%	1%
Grooming	(6)%	—%	—%	(6)%
Health Care	4%	1%	1%	6%
Fabric & Home Care	(1)%	2%	—%	1%
Baby, Feminine & Family Care	(1)%	1%	1%	1%
Total Company	(1)%	2%	—%	1%

Nine Months Ended March 31, 2017	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	(1)%	2%	1%	2%
Grooming	(3)%	2%	1%	—%
Health Care	4%	2%	1%	7%
Fabric & Home Care	(1)%	2%	1%	2%
Baby, Feminine & Family Care	(1)%	2%	—%	1%
Total Company	—%	2%	—%	2%
* Acquisition/Divestiture Impact includes the mix impacts of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, March 31, 2017
Operating Cash Flow	Capital Spending	Free Cash Flow	Cash Tax Payment - Beauty Sale	Adjusted Free Cash Flow
$9,065	$(2,230)	$6,835	$204	$7,039
Adjusted free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, March 31, 2017
Adjusted Free Cash Flow	Net Earnings	Loss on Early Debt Extinguishment	Gain on Sale of Beauty Brands	Adjusted Net Earnings	Adjusted Free Cash Flow Productivity
$7,039	$13,209	$345	$(5,335)	$8,219	86%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	7,836	(113)	1	7,724
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,409	22	(1)	4,430
OPERATING INCOME	3,360	91	—	3,451
INCOME TAX ON CONTINUING OPERATIONS	780	21	(1)	800
NET EARNINGS ATTRIBUTABLE TO P&G	2,522	70	—	2,592
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE*	0.93	0.03	—	0.96
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	12%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	CHARGES FOR EUROPEAN LEGAL MATTERS	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	7,915	—	(174)	—	—	7,741
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,522	—	14	(13)	(1)	4,522
OPERATING INCOME	3,318	—	160	13	1	3,492
INCOME TAX ON CONTINUING OPERATIONS	889	—	33	2	(1)	923
NET EARNINGS ATTRIBUTABLE TO P&G	2,750	(445)	127	11	—	2,443
						Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	0.97	(0.16)	0.04	—	0.01	0.86
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2017
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	24,236	—	(352)	—	1	23,885
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	13,737	—	81	—	(1)	13,817
OPERATING INCOME	11,006	—	271	—	—	11,277
INCOME TAX ON CONTINUING OPERATIONS	2,338	—	57	198	(1)	2,592
NET EARNINGS ATTRIBUTABLE TO P&G	13,111	(5,217)	214	345	—	8,453
						Core EPS
DILUTED NET EARNINGS PER COMMON SHARE*	4.76	(1.89)	0.08	0.13	(0.01)	3.07
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	7%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	CHARGES FOR EUROPEAN LEGAL MATTERS	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	24,527	—	(389)	—	—	24,138
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	13,731	—	28	(13)	(1)	13,745
OPERATING INCOME	10,939	—	361	13	1	11,314
INCOME TAX ON CONTINUING OPERATIONS	2,664	—	77	2	(1)	2,742
NET EARNINGS ATTRIBUTABLE TO P&G	8,557	(627)	284	11	1	8,226
						Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	3.00	(0.22)	0.10	—	—	2.88
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For information on Risk Factors, please refer to Part II, Item 1A "Risk Factors" in the Company’s Form 10-Q for the quarterly period ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under our Share Repurchase Program
1/01/2017 - 1/31/2017	5,875,036	$85.11	5,875,036	(3)
2/01/2017 - 2/28/2017	8,410,746	$89.17	8,410,746	(3)
3/01/2017 - 3/31/2017	8,248,367	$90.93	8,248,367	(3)
Total	22,534,149	$88.75	22,534,149

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

(3)
On April 26, 2016, the Company stated that in fiscal year 2017 the Company expects to reduce outstanding shares at a value of approximately $15 billion, through a combination of direct share repurchase and shares exchanged in the Beauty Brands transaction, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

10-1	Company's Form of Separation Agreement and Release * +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

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

THE PROCTER & GAMBLE COMPANY

April 26, 2017	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1	Company's Form of Separation Agreement and Release +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.