Form 10-K
period 2017-06-30
PROCTER & GAMBLE Co
filed 2017-08-07
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filed," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to $215 billion on December 31, 2016.
There were 2,550,014,230 shares of Common Stock outstanding as of July 31, 2017.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders, which was filed on August 1, 2017 (2017 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
Copies of these reports are also available, without charge, by contacting Wells Fargo, 1100 Centre Pointe Curve, Suite 101, Mendota, MN 55120-4100.
Financial Information about Segments
As of June 30, 2017, the Company has five reportable segments under U.S. GAAP: Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. Many of the factors necessary for understanding these businesses are similar. Operating margins of the individual businesses vary due to the nature of materials and processes used to manufacture the products, the capital intensity of the businesses and differences in selling, general and administrative expenses as a percentage of net sales. Net sales growth by business is also expected to vary slightly due to the underlying growth of the markets and product categories in which they operate. While none of our reportable segments are highly seasonal, components within certain reportable segments, such as Appliances (Grooming) and Personal Health Care (Health), are seasonal.
Additional information about our reportable segments can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. We utilize our superior marketing and online presence to win with consumers at the "zero moment of truth" - when they are searching for information about a brand or product. We work collaboratively with our customers to improve the in-store and online presence of our products and win the "first moment of truth" - when a consumer is shopping in the store or online. We must also win the "second moment of truth" - when a consumer uses the product, evaluates how well it met his or her expectations and decides whether it was a good value. We believe we must continue to provide new, innovative products and branding to the consumer in order to grow our business. Accordingly, marketing and research and product development activities, designed to enable sustained organic growth, continued to carry a high priority during the past fiscal year.
Key Product Categories. Information on key product categories can be found in Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. Sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 16% of our total sales in 2017, and 15% in 2016 and 2015. No other customer represents more than 10% of our total sales. Our top ten customers accounted for approximately 35% of our total sales in 2017, 2016 and 2015. The nature of our business results in no material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
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
Trademarks and Patents. We own or have licenses under patents and registered trademarks, which are used in connection with our activity in all businesses. Some of these patents or licenses cover significant product formulation and processes used to manufacture our products. The trademarks are important to the overall marketing and branding of our products. All major trademarks in each business are registered.

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
Research and Development Expenditures. Research and development (R&D) expenditures enable us to develop technologies and obtain patents across all categories in order to meet the needs and improve the lives of our consumers. Research and development expenses were $1.9 billion in 2017 and 2016 and $2.0 billion in 2015 (reported in Net earnings from continuing operations).
Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2018.
Employees. Total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures as of the years ended June 30. The number of employees includes manufacturing and non-manufacturing employees. A discussion of progress on non-manufacturing enrollment objectives is included in Note 3 to our Consolidated Financial Statements. The number of employees includes employees of discontinued operations.

Total Number of Employees
2017	95,000
2016	105,000
2015	110,000
2014	118,000
2013	121,000
2012	126,000
Financial Information about Foreign and Domestic Operations. Net sales in the U.S. account for 42% of total net sales. No other individual country exceeds 10% of total net sales. Operations outside the U.S. are generally characterized by the same conditions discussed in the description of the business above and may be affected by additional factors including changing currency values, different rates of inflation, economic growth and political and economic uncertainties and disruptions.

Our sales by geography for the fiscal years ended June 30 were as follows:

	2017	2016	2015
North America (1)	45%	44%	41%
Europe	23%	23%	24%
Asia Pacific	9%	9%	8%
Greater China	8%	8%	9%
Latin America	8%	8%	10%
IMEA (2)	7%	8%	8%

(1)	North America includes results for the United States, Canada and Puerto Rico only.

(2)	IMEA includes India, Middle East and Africa.
Net sales and total assets in the United States and internationally were as follows (in billions):

Net Sales (years ended June 30)	United States	International
2017	$27.3	$37.8
2016	$27.0	$38.3
2015	$26.8	$43.9
Total Assets (years ended June 30)
2017	$59.8	$60.6
2016	$64.4	$62.7
2015	$65.0	$64.5

Item 1A. Risk Factors.
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-K, quarterly and annual reports, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become outdated or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.
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
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates for foreign currencies may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal or trade policies in different countries could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 9 to our Consolidated Financial Statements.
We also have businesses and maintain local currency cash balances in a number of countries with exchange, import authorization, pricing or other controls or restrictions, including Nigeria and Ukraine. Our results of operations and financial condition could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, such as: a slow-down in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
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
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, loss or impairment of key manufacturing sites, discontinuity in our internal information and data systems, inability to procure sufficient raw or input materials, significant changes in trade policy, natural disasters, acts of war or terrorism or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have an adverse impact on our business, financial condition or results of operations.
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
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation and changing consumer habits.
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and

4 The Procter & Gamble Company

respond to competitive moves and changing consumer habits could compromise our competitive position and adversely impact our results.
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
We sell most of our products via retail customers, which include mass merchandisers, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores, e-commerce, high-frequency stores and pharmacies. Our success is dependent on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued concentration among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer on trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of our products or experience a significant business disruption.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success is directly dependent on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, changing consumer perceptions of certain ingredients, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters, sentiments toward the Company or our products could be negatively impacted and our financial results could suffer. Our Company also devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation, such as social responsibility and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and financial results could be adversely impacted.
We rely on third parties in many aspects of our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, joint venture partners and external business partners, for certain functions. If we are unable to effectively manage our third party relationships and the agreements under which our third party partners operate, our financial results could suffer. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
An information security incident, including a cybersecurity breach, or the failure of one or more key information technology systems, networks, hardware, processes, and/or associated sites owned or operated by the Company or one of its service providers could have a material adverse impact on our business or reputation.
We rely extensively on information technology (IT) systems, networks and services, including internet and intranet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, many of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•	collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor, and other stakeholder information and personal data;

•	summarizing and reporting results of operations, including financial reporting;

•	hosting, processing and sharing, as appropriate, confidential and proprietary research, business plans and financial information;

The Procter & Gamble Company 5

•	collaborating via an online and efficient means of global business communications;

•	complying with regulatory, legal and tax requirements;

•	providing data security; and

•	handling other processes necessary to manage our business.
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our IT systems, networks and services, as well as to the confidentiality, availability and integrity of our data and of our critical business operations. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, the Company is continually increasing its attention to these threats. We continue to assess potential threats and vulnerabilities and make investments seeking to address them, including monitoring of networks and systems, increasing information security skills, deploying employee security training, and updating security policies for the Company and its third-party providers. However, because the techniques used in cyber attacks change frequently and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or mitigating harms after such an attack. Our IT databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, unauthorized access attempts, denial of service attacks, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts or the security efforts of our third-party providers will prevent breaches, operational incidents or other breakdowns to our or our third-party providers’ databases or systems. If the IT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer a loss, significant unavailability of key operations or disclosure of our sensitive business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling or security incidents, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive, operational and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results.
Changing political conditions could adversely impact our business and financial results.
Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. For example, the United Kingdom’s decision to leave the European Union has created uncertainty regarding, among other things, the U.K.'s future legal and economic framework and how the U.K. will interact with other countries, including with respect to the free movement of goods, services and people. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations and market contraction, could adversely affect the Company’s business and financial results.
We must successfully manage compliance with laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across all of the countries in which we do business, including those laws and regulations involving intellectual property, product liability, marketing, antitrust, privacy, environmental, employment, anti-bribery, anti-corruption, tax, accounting and financial reporting or other matters. Rapidly changing laws, regulations and related interpretations, as well as increased enforcement actions, create challenges for the Company, including our compliance and ethics programs, and may alter the environment in which we do business, which could adversely impact our financial results. If we are unable to continue to meet these challenges and comply with all laws, regulations and related interpretations, it could negatively impact our reputation and our business results. Failure to successfully manage regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our results of operations and financial position. Furthermore, if pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Because the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If those same foreign earnings are instead repatriated to the U.S., additional residual U.S. taxation will likely occur, due to the U.S.’s worldwide tax system and higher U.S. corporate tax rate. The U.S. is considering corporate tax reform that may significantly change the corporate tax rate and the U.S. international tax rules. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS") recommended by the G8, G20 and Organization for Economic Cooperation and Development ("OECD"). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be

6 The Procter & Gamble Company

cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
Furthermore, we are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation, including maintaining our intended tax treatment of divestiture transactions such as the fiscal 2017 Beauty Brands transaction with Coty, may differ materially from the tax amounts recorded in our Consolidated Financial Statements, which could adversely impact our cash flows and financial results.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
In the U.S., we own and operate 24 manufacturing sites located in 18 different states or territories. In addition, we own and operate 89 manufacturing sites in 38 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 24 of these locations; Grooming products at 21; Health Care products at 17; Fabric & Home Care products at 43; and Baby, Feminine & Family Care at 41. Management believes that the Company's manufacturing sites are adequate to support the business and that the properties and equipment have been well maintained.

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

Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 7

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions held by the Executive Officers of the Company on August 7, 2017, are:

Name	Position	Age	First Elected to Officer Position

David S. Taylor	Chairman of the Board, President and Chief Executive Officer	59	2013

Jon R. Moeller	Vice Chairman and Chief Financial Officer	53	2009

Steven D. Bishop	Group President - Global Health Care	53	2016

Giovanni Ciserani	Group President - Global Fabric and Home Care and Global Baby and Feminine Care	55	2013

Mary Lynn Ferguson-McHugh	Group President - Global Family Care and P&G Ventures	57	2016

Charles E. Pierce	Group President - Global Grooming	60	2016

Carolyn M. Tastad	Group President - North America Selling and Market Operations	56	2014

Mark F. Biegger	Chief Human Resources Officer	55	2012

Gary A. Coombe	President - Europe Selling and Market Operations	53	2014

Kathleen B. Fish	Chief Technology Officer	60	2014

R. Alexandra Keith	President - Global Hair Care and Beauty Sector	49	2017

Deborah P. Majoras	Chief Legal Officer and Secretary	53	2010

Juan Fernando Posada	President - Latin America Selling and Market Operations	55	2015

Matthew Price	President - Greater China Selling and Market Operations	51	2015

Marc S. Pritchard	Chief Brand Officer	57	2008

Mohamed Samir	President - India, Middle East and Africa (IMEA) Selling and Market Operations	50	2014

Jeffrey K. Schomburger	Global Sales Officer	55	2015

Valarie L. Sheppard	Senior Vice President, Comptroller and Treasurer	53	2005

Yannis Skoufalos	Global Product Supply Officer	60	2011

Magesvaran Suranjan	President - Asia Pacific Selling and Market Operations	47	2015
All the Executive Officers named above have been employed by the Company for more than the past five years.

8 The Procter & Gamble Company

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2017 - 4/30/2017	5,568,038	89.80	5,568,038	(3)
5/1/2017 - 5/31/2017	2,315,036	86.39	2,315,036	(3)
6/1/2017 - 6/30/2017	—	—	—	(3)
Total	7,883,074	$88.80	7,883,074	(3)

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

(3)
On April 26, 2017, the Company stated that in fiscal year 2017 the Company expected to reduce outstanding shares at a value of approximately $15 billion, through a combination of direct share repurchase and shares exchanged in the Beauty Brands transaction, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt. The total value of the shares purchased under the share repurchase plan and exchanged in the Beauty Brands transaction was $14.9 billion. The share repurchase plan ended on June 30, 2017.

Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.

SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 127 consecutive years since its original incorporation in 1890 and has increased its dividend for 61 consecutive years. Over the past five years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

(in dollars; split-adjusted)	1957	1967	1977	1987	1997	2007	2017
Dividends per share	$0.01	$0.03	$0.08	$0.17	$0.45	$1.28	$2.70

The Procter & Gamble Company 9

Quarterly Dividends

Quarter Ended	2016 - 2017	2015 - 2016
September 30	$0.6695	$0.6629
December 31	0.6695	0.6629
March 31	0.6695	0.6629
June 30	0.6896	0.6695

Common Stock Price Range

Quarter Ended	2016 - 2017		2015 - 2016
	High	Low	High	Low
September 30	$90.22	$84.32	$82.55	$65.02
December 31	90.32	81.18	81.23	71.30
March 31	92.00	83.24	83.87	74.46
June 30	91.13	85.52	84.80	79.10
P&G trades on the New York Stock Exchange and NYSE Euronext-Paris under the stock symbol PG. There were approximately 3.0 million common stock shareowners, including shareowners of record, participants in the P&G Shareholder Investment Program, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms, as of June 30, 2017.

Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2017, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2012, and that all dividends were reinvested.

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2012	2013	2014	2015	2016	2017
P&G	$100	$130	$137	$140	$157	$167
S&P 500 Index	100	121	150	161	168	198
S&P 500 Consumer Staples Index	100	117	135	148	176	181

10 The Procter & Gamble Company

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 and Note 2 to our Consolidated Financial Statements. For further details behind the business drivers for recent results presented below, see the Management's Discussion and Analysis.
Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2017	2016	2015	2014	2013	2012
Net sales	$65,058	$65,299	$70,749	$74,401	$73,910	$73,138
Gross profit	32,523	32,390	33,693	35,371	35,858	35,254
Operating income	13,955	13,441	11,049	13,910	13,051	12,495
Net earnings from continuing operations	10,194	10,027	8,287	10,658	10,346	8,864
Net earnings/(loss) from discontinued operations	5,217	577	(1,143)	1,127	1,056	2,040
Net earnings attributable to Procter & Gamble	15,326	10,508	7,036	11,643	11,312	10,756
Net earnings margin from continuing operations	15.7%	15.4%	11.7%	14.3%	14.0%	12.1%
Basic net earnings per common share: (1)
Earnings from continuing operations	$3.79	$3.59	$2.92	$3.78	$3.65	$3.08
Earnings/(loss) from discontinued operations	2.01	0.21	(0.42)	0.41	0.39	0.74
Basic net earnings per common share	$5.80	$3.80	$2.50	$4.19	$4.04	$3.82
Diluted net earnings per common share: (1)
Earnings from continuing operations	$3.69	$3.49	$2.84	$3.63	$3.50	$2.97
Earnings/(loss) from discontinued operations	1.90	0.20	(0.40)	0.38	0.36	0.69
Diluted net earnings per common share	$5.59	$3.69	$2.44	$4.01	$3.86	$3.66
Dividends per common share	$2.70	$2.66	$2.59	$2.45	$2.29	$2.14
Research and development expense	$1,874	$1,879	$1,991	$1,910	$1,867	$1,874
Advertising expense	7,118	7,243	7,180	7,867	8,188	7,839
Total assets	120,406	127,136	129,495	144,266	139,263	132,244
Capital expenditures	3,384	3,314	3,736	3,848	4,008	3,964
Long-term debt	18,038	18,945	18,327	19,807	19,111	21,080
Shareholders' equity	$55,778	$57,983	$63,050	$69,976	$68,709	$64,035

(1)	Basic net earnings per common share and Diluted net earnings per common share are calculated based on Net earnings attributable to Procter & Gamble.

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
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of 2017 Results

•	Economic Conditions and Uncertainties

•	Results of Operations

•	Segment Results

•	Cash Flow, Financial Condition and Liquidity

•	Significant Accounting Policies and Estimates

•	Other Information
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of the Venezuela deconsolidation, acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Adjusted free cash flow is operating cash flow less capital spending and certain divestiture impacts. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding certain one-time items. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures.
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
Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products, as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price tiers (referred to as super-premium, premium, mid-tier and value-tier products). We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.

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

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	18%	19%	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Pantene, Rejoice
			Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, SK-II
Grooming	10%	16%	Grooming (2) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Fusion, Gillette, Mach3, Prestobarba, Venus
Health Care	12%	13%	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Prilosec, Vicks
Fabric & Home Care	32%	27%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	28%	25%	Baby Care (Baby Wipes, Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Feminine Care)	Always, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin

(1)	Percent of Net sales and Net earnings from continuing operations for the year ended June 30, 2017 (excluding results held in Corporate).

(2)	The Grooming product category is comprised of the Shave Care and Appliances GBUs.

Recent Developments: During fiscal 2017, the Company completed the previously announced plan to significantly streamline our product portfolio by divesting, discontinuing or consolidating about 100 non-strategic brands. The resulting portfolio of about 65 key brands are in 10 category-based businesses where P&G has leading market positions, strong brands and consumer-meaningful product technologies.
During fiscal 2017, the Company completed the divestiture of four product categories, which included 43 of the Company's beauty brands ("Beauty Brands"), including the global salon professional hair care and color, retail hair color, cosmetics and the fine fragrance businesses, along with select hair styling brands. The Beauty Brands had historically been part of the Company’s Beauty reportable segment. The results of the Beauty Brands are presented as discontinued operations and, as such, are excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands balance sheet positions as of June 30, 2016 are presented as held for sale in the Consolidated Balance Sheets. The Company recorded an after-tax gain on the final transaction of $5.3 billion ($1.95 per share), net of transaction and related costs.

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
Refer to Note 13 to our Consolidated Financial Statements for more details on each of these divestiture transactions.
While our ongoing business model may include a certain level of acquisition and divestiture activity, with the aforementioned transactions and other recent minor brand divestitures, the Company has completed the strategic portfolio reshaping program.

The Procter & Gamble Company 13

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
Beauty: We are a global market leader in the beauty category. Most of the beauty markets in which we compete are highly fragmented with a large number of global and local competitors. We compete in skin and personal care and in hair care. In skin and personal care, we offer a wide variety of products, ranging from deodorants to personal cleansing to skin care, such as our Olay brand, which is one of the top facial skin care brands in the world with nearly 6% global market share. We are the global market leader in the retail hair care market with over 20% global market share primarily behind our Pantene and Head & Shoulders brands.
Grooming: We compete in Shave Care and Appliances. In Shave Care, we are the global market leader in the blades and razors market. Our global blades and razors market share is nearly 65%, primarily behind the Gillette franchise including our Fusion, Mach3, Prestobarba and Venus brands. Our appliances, such as electric razors and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold nearly 25% of the male shavers market and over 50% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with nearly 20% global market share behind our Oral-B and Crest brands. In personal health care, we are a top ten competitor in a large, highly fragmented industry, primarily behind respiratory treatments (Vicks brand), non-prescription heartburn medications (Prilosec OTC brand) and digestive wellness products (Metamucil, Pepto Bismol, and Align brands). Nearly all of our sales outside the U.S. in personal health care are generated through the PGT Healthcare partnership with Teva Pharmaceuticals Ltd.
Fabric & Home Care: This segment is comprised of a variety of fabric care products including laundry detergents, additives and fabric enhancers; and home care products including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position in the markets in which we compete and are the global market leader with over 25% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is over 20% across the categories in which we compete.

Baby, Feminine & Family Care: In baby care, we are the global market leader and compete mainly in diapers, pants and baby wipes with over 25% global market share. We are the number one or number two baby care competitor in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of more than $8 billion. We are the global market leader in the feminine care category with over 25% global market share, primarily behind Always. We also compete in the adult incontinence category in certain markets, achieving over 10% market share in the markets where we compete. Our family care business is predominantly a North American business comprised largely of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are over 40% for Bounty and over 25% for Charmin.
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
Global Business Services
GBS provides technology, processes and standard data tools to enable the GBUs, the SMOs and Corporate Functions to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
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
Our strategic choices are focused on winning with consumers.  The consumers who purchase and use our products are at the center of everything we do.  We increase the number of users - and the usage - of our brands when we win at the zero, first and second moments of truth:  when consumers research our categories and brands, purchase them in a store or online and use them in their homes.
Winning with consumers around the world and against our best competitors requires innovation.  Innovation has always been, and continues to be, P&G’s lifeblood.  Innovation requires

14 The Procter & Gamble Company

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

SUMMARY OF 2017 RESULTS

Amounts in millions, except per share amounts	2017	Change vs. Prior Year	2016	Change vs. Prior Year	2015
Net sales	$65,058	—%	$65,299	(8)%	$70,749
Operating income	13,955	4%	13,441	22%	11,049
Net earnings from continuing operations	10,194	2%	10,027	21%	8,287
Net earnings/(loss) from discontinued operations	5,217	804%	577	N/A	(1,143)
Net earnings attributable to Procter & Gamble	15,326	46%	10,508	49%	7,036
Diluted net earnings per common share	5.59	51%	3.69	51%	2.44
Diluted net earnings per share from continuing operations	3.69	6%	3.49	23%	2.84
Core earnings per share	3.92	7%	3.67	(2)%	3.76
Cash flow from operating activities	12,753	(17)%	15,435	6%	14,608

•	Net sales were unchanged at $65.1 billion including a negative 2% impact from foreign exchange.

◦	Organic sales increased 2% on a 2% increase in organic volume.

◦	Unit volume increased 1%. Volume increased low single digits in Grooming, Health Care, Fabric & Home Care and Baby, Feminine & Family Care. Volume decreased low single digits in Beauty.

•
Net earnings from continuing operations increased $167 million or 2% in fiscal 2017, driven by higher operating income and a lower effective tax rate, partially offset by an increase in other non-operating expense. Foreign exchange impacts negatively affected net earnings from continuing operations by approximately $420 million or 4%.

•	Net earnings from discontinued operations increased $4.6 billion primarily due to the net impact of a gain on the sale of our Beauty business in fiscal 2017, partially offset by the base period results, which included the net earnings of the Batteries and Beauty Brands businesses prior to divestiture, a gain on the sale of the Batteries business and impairment charges on the Batteries business prior to divestiture.

•
Net earnings attributable to Procter & Gamble were $15.3 billion, an increase of $4.8 billion or 46% versus the prior year primarily due to the aforementioned increases in net earnings from both continuing and from discontinued operations.

•	Diluted net earnings per share increased 51% to $5.59.

◦	Diluted net earnings per share from continuing operations increased 6% to $3.69.

◦	Core EPS increased 7% to $3.92.

•	Cash flow from operating activities was $12.8 billion.

◦	Adjusted free cash flow was $9.8 billion.

◦	Adjusted free cash flow productivity was 94%.

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
Global Economic Conditions. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East and Central & Eastern Europe, further economic instability in the European Union, political instability in certain Latin American markets, further economic slowdowns in Japan and China and changes to international trade agreements in North America and elsewhere, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvements projects in fiscal 2012. In fiscal 2017, we announced an additional multi-year cost reduction program. These programs are resulting in significant enrollment and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
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

RESULTS OF OPERATIONS
The key metrics included in our discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative costs (SG&A), other non-operating items and income taxes. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, competitive activities (the level of initiatives and other activities by competitors), geographic expansion and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as pricing actions (which can also indirectly impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in developed markets are generally higher than in developing markets for similar products), product mix (for example, the Beauty segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and reinvestments (for example, product or package improvements) and to a lesser extent scale impacts (for costs

16 The Procter & Gamble Company

that are fixed or less variable in nature). The primary drivers of SG&A are marketing-related costs and non-manufacturing overhead costs. Marketing-related costs are primarily variable in nature, although we may achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. Overhead costs are also variable in nature, but on a relative basis, less so than marketing costs due to our ability to leverage our organization and systems infrastructures to support business growth. Accordingly, we generally experience more scale-related impacts for these costs.
The Company is in the midst of a productivity and cost savings plan to reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. The plan is designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy.
Net Sales
Fiscal year 2017 compared with fiscal year 2016
Net sales were unchanged at $65.1 billion in 2017 on a 1% increase in unit volume versus the prior year period. Volume increased low single digits in Grooming, Health Care, Fabric & Home Care and Baby, Feminine & Family Care. Volume decreased low single digits in Beauty.

Volume increased low single digits in developed regions and was unchanged in developing regions. Organic volume increased low single digits in both developed and developing markets. Unfavorable foreign exchange reduced net sales by 2%. Neither pricing nor mix had any net impact on net sales for the year. Organic sales grew 2% driven by a 2% increase in organic volume.
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

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2017	Basis Point Change	2016	Basis Point Change	2015
Gross margin	50.0%	40	49.6%	200	47.6%
Selling, general and administrative expense	28.5%	(50)	29.0%	(10)	29.1%
Operating margin	21.5%	90	20.6%	500	15.6%
Earnings from continuing operations before income taxes	20.4%	(10)	20.5%	490	15.6%
Net earnings from continuing operations	15.7%	30	15.4%	370	11.7%
Net earnings attributable to Procter & Gamble	23.6%	750	16.1%	620	9.9%

Fiscal year 2017 compared with fiscal year 2016
Gross margin increased 40 basis points (bps) to 50.0% of net sales in 2017. Gross margin increased primarily due to:

•	a 230 basis-point positive impact from total manufacturing cost savings (210 basis points net of product and packaging reinvestments),

•	a 20 basis-point benefit from lower restructuring charges and

•	a 10 basis-point benefit from positive scale impacts due to higher volume.
These impacts were partially offset by:

•
a 90 basis-point decrease from unfavorable product mix between segments (caused primarily by the lower relative proportion of sales in Grooming, which has higher than company-average gross margins) and within segments (due to disproportionate growth of lower margin products, forms and package sizes in certain businesses),

•	a 40 basis-point negative impact from unfavorable foreign exchange and

•	a combined 70 basis-point impact due to higher commodities and other costs.
Total SG&A decreased 2% to $18.6 billion as increased overhead and advertising spending were more than offset by a reduction in other operating expenses, primarily due to a reduction in net foreign exchange transactional costs and gains on real estate sales. SG&A as a percentage of net sales decreased 50 basis points to 28.5% as a result of the decline in other operating expenses.

•	Marketing spending as a percentage of net sales increased 10 basis points due to an increase in marketing activities, partially offset by productivity savings.

•
Overhead costs as a percentage of net sales increased 20 basis points, primarily driven by wage inflation and increased sales personnel in certain businesses, partially offset by 20 basis points of productivity savings.

•	Other operating expenses as a percent of net sales declined 80 basis points. Lower foreign exchange transactional charges reduced SG&A as a percentage of net sales by

The Procter & Gamble Company 17

approximately 20 basis points. The balance of the reduction is primarily driven by gains on sales of real estate.
Fiscal year 2016 compared with fiscal year 2015
Gross margin increased 200 basis points to 49.6% of net sales in 2016. Gross margin increased primarily due to:

•	a 210 basis-point positive impact from manufacturing cost savings,

•	a 110 basis-point benefit from lower commodity costs and

•	a 70 basis-point benefit of higher pricing.
These impacts were partially offset by:

•	a 70 basis-point negative impact from unfavorable foreign exchange,

•	a 70 basis-point decrease due to unfavorable product mix caused by the disproportionate decline of higher margin segments like Beauty and by product form mix within the segments,

•	a 20 basis-point decrease from negative scale impacts due to lower volume and

•	a 20 basis-point decline due to incremental restructuring activity.
Total SG&A decreased 8% to $18.9 billion in 2016 primarily due to reduced overhead spending and a decrease in foreign exchange transaction charges. SG&A as a percentage of net sales declined 10 basis points to 29.0%, as negative scale impacts of lower net sales and inflationary impacts were more than offset by cost savings efforts, mainly in overhead spending, and lower foreign exchange transactional charges.

•	Marketing spending as a percentage of net sales increased 90 basis points due to the negative scale impacts from reduced sales.

•
Overhead costs as a percentage of net sales decreased 20 basis points, as 90 basis points of productivity savings were partially offset by wage inflation, increased sales personnel in certain businesses and investments in research and development.

•
Lower foreign exchange transactional charges reduced SG&A as a percentage of net sales by approximately 70 basis points. A pre-deconsolidation balance sheet remeasurement charge in Venezuela in fiscal year 2015 drove 20 basis points of this decline. The balance of the reduction relates to lower transactional charges from revaluing receivables and payables from transactions denominated in a currency other than a local entity’s functional currency.

In addition to the gross margin expansion and decrease in SG&A as a percent of net sales discussed above, operating margin also increased by 290 basis points in 2016 due to a $2.0 billion charge in 2015 related to the deconsolidation of the Company's Venezuelan subsidiaries.
Non-Operating Items
Fiscal year 2017 compared with fiscal year 2016

•	Interest expense was $465 million in 2017, a decrease of $114 million versus the prior year due to a decrease in weighted average interest rates.

•	Interest income was $171 million in 2017, comparable to 2016.

•
Other non-operating income/(expense), which consists primarily of divestiture gains, investment income, and other non-operating items, was a net expense of $404 million in 2017 versus a net income of $325 million in 2016, a $729 million year-over-year decrease. This change is due to a $543 million current-year charge related to early extinguishment of long-term debt and a reduction in gains on minor brand divestitures. In 2017, we had approximately $110 million in minor brand divestiture gains, including Hipoglos (a baby care brand sold primarily in Brazil) and other minor brands. The prior year divestiture activities included approximately $300 million in minor brand divestiture gains, including Escudo and certain hair care brands in Europe and IMEA.

Fiscal year 2016 compared with fiscal year 2015

•	Interest expense was $579 million in 2016, a decrease of $47 million versus the prior year due to lower average debt balances.

•	Interest income was $182 million in 2016, an increase of $33 million versus the prior year primarily due to increasing cash, cash equivalents and investment securities balances.

•
Other non-operating income, which primarily includes divestiture gains and investment income, decreased $115 million to $325 million in 2016, due primarily to lower gains on minor brand divestitures. In 2016, we had approximately $300 million in minor brand divestiture gains, including Escudo and certain hair care brands in Europe and IMEA. The prior year acquisition and divestiture activities included approximately $450 million in divestiture gains, including Zest, Camay, Fekkai and Wash & Go hair care brands and Vaposteam.

Income Taxes
Fiscal year 2017 compared with fiscal year 2016
The effective tax rate on continuing operations decreased 190 basis points to 23.1%. The rate declined due to:

•
a 130 basis-points impact from excess tax benefits associated with share-based payments due to the adoption of FASB Accounting Standards Update (ASU) 2016-09 Improvements to Employee Share-based Payment Accounting in 2017,

•	a 150 basis-point benefit from discrete impacts related to uncertain income tax positions (which netted to approximately 205 basis points in the current year versus 55 basis points in the prior year),

•	a 50 basis-point benefit from the tax impact of the early extinguishment of long-term debt, and

•	a 130 basis-point benefit from the prior year establishment of a valuation allowance on deferred tax assets related to net operating loss carryforwards.
These benefits were partially offset by a 230 basis-point increase from unfavorable geographic mix, primarily due to a greater proportion of total income taxed in the U.S. and a 40 basis-point increase due to the impact of minor brand divestitures.

18 The Procter & Gamble Company

Fiscal year 2016 compared with fiscal year 2015
The effective tax rate on continuing operations increased 30 basis points to 25.0% in 2016 mainly due to:

•	a 260 basis-point negative impact from the unfavorable geographic mix of earnings, and

•
a 130 basis-point impact in 2016 from the establishment of valuation allowances on deferred tax assets related to net operating loss carryforwards and the impact of favorable discrete adjustments related to uncertain income tax positions (which netted to 55 basis points in 2016 versus 85 basis points in 2015).

These benefits were partially offset by a 400 basis point decrease related to the non-deductibility of the Venezuelan deconsolidation charge in 2015.
Net Earnings
Fiscal year 2017 compared with fiscal year 2016
Net earnings from continuing operations increased $167 million, or 2%, to $10.2 billion. Operating income improved $514 million, or 4%, due to improved gross margin and reduced SG&A costs. Net earnings also benefitted from a lower tax rate in 2017. These benefits were partially offset by the increase in net non-operating expenses, discussed above. Foreign exchange impacts reduced net earnings by approximately $420 million in 2017 due to weakening of certain currencies against the U.S. dollar, including those in Argentina, Nigeria, Egypt and the United Kingdom. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings from discontinued operations increased $4.6 billion in 2017 to $5.2 billion. This change was driven by the $5.3 billion gain on the sale of the Beauty Brands in the current year, partially offset by the impact of the base period results, which included the net earnings of the Batteries and Beauty Brands businesses prior to divestiture, a gain on the sale of the Batteries business and impairment charges on the Batteries business prior to divestiture (see Note 13 to the Consolidated Financial Statements).
Net earnings attributable to Procter & Gamble increased $4.8 billion, or 46%, to $15.3 billion.
Diluted net earnings per share from continuing operations increased $0.20, or 6%, to $3.69 due to the increase in net earnings from continuing operations and a reduction in the number of weighted average shares outstanding following the shares tendered in the sale of the Beauty Brands to Coty (see Note 13 to the Consolidated Financial Statements), along with ongoing share repurchases.
Diluted net earnings per share from discontinued operations were $1.90. This was an increase of $1.70 per share versus the prior year primarily resulting from the gain on the sale of the Beauty Brands. Diluted net earnings per share increased $1.90, or 51%, to $5.59.
Core EPS increased 7% to $3.92. Core EPS in fiscal year 2017 represents diluted net earnings per share from continuing operations excluding the charge related to early extinguishment of long-term debt and incremental restructuring charges related to our productivity and cost savings plan. The increase was driven by operating margin expansion, lower effective tax rate and the reduction in the number of weighted average shares outstanding discussed above.
Fiscal year 2016 compared with fiscal year 2015
Net earnings from continuing operations increased $1.7 billion, or 21%, to $10.0 billion in 2016 primarily due to the base period charge of $2.1 billion after-tax related to the deconsolidation of Venezuelan subsidiaries. Earnings also declined due to the impact of the decline in net sales in fiscal 2016, partially offset by improved gross margin and the reduction in SG&A. Foreign exchange impacts reduced net earnings by about $880 million in 2016 due to weakening of certain key currencies against the U.S. dollar, primarily in Argentina, Brazil, Canada, Mexico and Russia. This impact includes both transactional charges as discussed above in Operating Costs and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings from discontinued operations improved $1.7 billion in 2016 to $577 million. Batteries drove a $2.1 billion improvement due primarily to a $1.8 billion reduction in after-tax impairment charges in the Batteries business ($350 million in 2016 compared to $2.1 billion in 2015) and a $422 million after-tax gain in 2016 from the sale of the Batteries business. This was partially offset by a decrease in the earnings of the Beauty Brands in 2016 (see Notes 4 and 13 to the Consolidated Financial Statements).
Net earnings attributable to Procter & Gamble increased $3.5 billion, or 49% to $10.5 billion.
Diluted net earnings per share from continuing operations increased $0.65, or 23%, to $3.49 in 2016 due to the increase in net earnings and a decline in the average number of shares outstanding. Diluted net earnings per share from discontinued operations were $0.20 primarily resulting from the gain on the sale of the Batteries business. This was an improvement of $0.60 per share versus the prior year. Diluted net earnings per share increased $1.25, or 51%, to $3.69.
Core EPS decreased 2% to $3.67 in 2016. Core EPS in fiscal year 2016 represents diluted net earnings per share from continuing operations excluding charges for certain European legal matters and incremental restructuring related to our productivity and cost savings plan. The decline was driven by reduced net sales and foreign exchange impacts, partially offset by gross margin expansion.
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

The Procter & Gamble Company 19

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

SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs such as interest expense, investing activities and certain restructuring and asset impairment costs. These costs are reported in our Corporate segment and are included as part of our Corporate segment discussion. Additionally, as described in Note 2 to the Consolidated Financial Statements, we apply blended statutory tax rates in the segments. Eliminations to adjust segment results to arrive at our consolidated effective tax rate are included in Corporate. All references to net earnings throughout the discussion of segment results refer to net earnings from continuing operations.

	Net Sales Change Drivers 2017 vs. 2016 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(2)%	1%	(2)%	1%	2%	1%	—%
Grooming	2%	3%	(2)%	(1)%	(2)%	—%	(3)%
Health Care	3%	4%	(2)%	—%	1%	—%	2%
Fabric & Home Care	1%	2%	(2)%	—%	1%	—%	—%
Baby, Feminine & Family Care	2%	2%	(2)%	(1)%	—%	—%	(1)%
TOTAL COMPANY	1%	2%	(2)%	—%	—%	1%	—%

	Net Sales Change Drivers 2016 vs. 2015 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(5)%	(2)%	(6)%	2%	—%	—%	(9)%
Grooming	(2)%	(2)%	(9)%	5%	(2)%	—%	(8)%
Health Care	(2)%	(2)%	(6)%	2%	1%	—%	(5)%
Fabric & Home Care	(1)%	1%	(6)%	—%	—%	—%	(7)%
Baby, Feminine & Family Care	(3)%	(2)%	(6)%	—%	—%	—%	(9)%
TOTAL COMPANY	(3)%	(1)%	(6)%	1%	—%	—%	(8)%

(1)	Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

(2)	Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2017	Change vs. 2016	2016	Change vs. 2015
Volume	N/A	(2)%	N/A	(5)%
Net sales	$11,429	—%	$11,477	(9)%
Net earnings	$1,914	(3)%	$1,975	(9)%
% of net sales	16.7%	(50) bps	17.2%	(10) bps
Fiscal year 2017 compared with fiscal year 2016
Beauty net sales were unchanged at $11.4 billion in 2017 on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Price increases had a 1% positive impact on net sales. Favorable product mix added 2% to net sales, primarily due to growth of the super-premium SK-II brand, which has higher than segment average selling prices. Organic sales increased 3% on organic volume that increased 1%. Global market share of the Beauty segment decreased 0.6 points. Volume decreased low single digits in developed regions. Volume decreased low single digits in developing regions. Excluding minor brand divestitures, organic volume in developing regions increased low single digits.

•	Volume in Hair Care decreased low single digits due to minor brand divestitures. Organic volume increased low single digits. Developed regions decreased low single

20 The Procter & Gamble Company

digits mainly due to competitive activity. Developing regions decreased low single digits due to minor brand divestitures. Organic volume increased low single digits in developing regions behind product innovation and market growth. Global market share of the hair care category decreased more than half a point.

•
Volume in Skin and Personal Care was unchanged including the impact of minor brand divestitures. Organic volume increased low single digits. Developed market volume decreased low single digits following increased pricing and due to competitive activity. Volume increased low single digits in developing regions behind innovation and market growth. Global market share of the skin and personal care category decreased half a point.

Net earnings decreased 3% to $1.9 billion due to a 50 basis point decrease in net earnings margin, behind an increase in SG&A as a percentage of net sales. SG&A as a percentage of net sales increased due to increased overhead spending including investments in sales resources and incremental marketing activity. Gross margin decreased slightly as the benefits from productivity savings and higher pricing were more than offset by higher commodity costs and unfavorable mix impacts (driven by Hair Care from an increase in the proportion of lower margin forms and categories, and unfavorable geographic mix, which more than offset benefit from Skin and Personal Care, driven by the growth of SK-II).
Fiscal year 2016 compared with fiscal year 2015
Beauty net sales decreased 9% to $11.5 billion in fiscal 2016 on a 5% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 6%. Price increases had a 2% positive impact on net sales. Organic sales were unchanged on organic volume that decreased 2%. Global market share of the Beauty segment decreased 1.0 points. Volume decreased low single digits in developed markets and decreased high single digits in developing markets.

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

Net earnings decreased 9% to $2.0 billion in 2016 primarily due to the reduction in net sales, along with a 10 basis-point decrease in net earnings margin. Net earnings margin decreased due to an increase in SG&A as a percentage of net sales, largely offset by gross margin expansion. Gross margin improved due to productivity savings, increased pricing and lower commodity costs, partially offset by negative mix. SG&A as a percentage of net sales increased as lower marketing and overhead spending from the Company's focus on efficiencies was more than offset by the negative scale impacts from the reduction in sales.
GROOMING

($ millions)	2017	Change vs. 2016	2016	Change vs. 2015
Volume	N/A	2%	N/A	(2)%
Net sales	$6,642	(3)%	$6,815	(8)%
Net earnings	$1,537	(1)%	$1,548	(13)%
% of net sales	23.1%	40 bps	22.7%	(130) bps
Fiscal year 2017 compared with fiscal year 2016
Grooming net sales decreased 3% to $6.6 billion in 2017 on a 2% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Unfavorable mix reduced net sales by 2% driven by disproportionate growth in emerging markets, where average selling prices are lower than in developed regions, in part due to a higher relative proportion of disposable razors in those markets. Price reductions in the U.S. during the second half of the year taken to address consumer price-competitiveness drove a 1% reduction in net sales. Organic sales were unchanged on organic volume that increased 3%. Global market share of the Grooming segment decreased 0.7 points. Volume increased low single digits in developed and developing regions.

•
Shave Care volume increased low single digits. Shave Care volume decreased low single digits in developed regions due to competitive activity and increased low single digits in developing regions behind product innovation. Global market share of the shave care category decreased half a point.

•
Volume in Appliances increased double digits. Volume increased double digits in developed regions and increased low single digits in developing regions due to product innovation. Global market share of the appliances category increased nearly half a point.

Net earnings decreased 1% to $1.5 billion due to the reduction in net sales, partially offset by an increase in net earnings margin. Net earnings margin increased 40 basis points due to a decrease in SG&A as a percent of net sales and improved gross margin. SG&A as a percent of net sales decreased due to a gain on the sale of real estate, partially offset by increased overhead spending. Gross margin increased as the benefits of productivity efforts were only partially offset by unfavorable foreign exchange impacts, reduced pricing and negative mix driven by growth in emerging markets, where average selling prices are lower than in developed regions, in part due to a higher relative proportion of disposable razors in those markets.

The Procter & Gamble Company 21

Fiscal year 2016 compared with fiscal year 2015
Grooming net sales decreased 8% to $6.8 billion in 2016 on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 9%. Price increases in Shave Care contributed 5% to net sales. Unfavorable product mix decreased net sales by 2% due to a higher relative mix of disposable razors, which have lower than segment average selling prices compared to system razor cartridges. Organic sales increased 2%. Global market share of the Grooming segment decreased 1.1 points. Volume decreased low single digits in developed and developing regions.

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

Net earnings decreased 13% to $1.5 billion in 2016 due to the reduction in net sales and a 130 basis-point decrease in net earnings margin. Net earnings margin decreased due to increased SG&A as a percentage of net sales partially offset by a lower tax rate. Gross margin was unchanged as the benefits of increased pricing and productivity efforts were largely offset by unfavorable foreign exchange impacts and negative product mix caused by an increase in the proportion of disposable razor sales compared to system razor cartridges. SG&A as a percentage of net sales increased due to increased marketing spending and the negative scale impact of lower net sales. The tax rate declined due to the geographic mix of earnings.
HEALTH CARE

($ millions)	2017	Change vs. 2016	2016	Change vs. 2015
Volume	N/A	3%	N/A	(2)%
Net sales	$7,513	2%	$7,350	(5)%
Net earnings	$1,280	2%	$1,250	7%
% of net sales	17.0%	—	17.0%	190 bps
Fiscal year 2017 compared with fiscal year 2016
Health Care net sales increased 2% to $7.5 billion in 2017 on a 3% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Favorable product mix contributed 1% to net sales due primarily to an increase in power toothbrushes in Oral Care, which have higher than segment-average selling prices. Organic sales increased 5% on organic volume that increased 4%. Global market share of the Health Care segment decreased 0.2 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions.

•	Oral Care volume increased mid-single digits. Volume increased low single digits in developed regions and increased mid-single digits in developing regions driven by market growth and product innovation. Global market share of the oral care category decreased slightly.

•
Volume in Personal Health Care increased low single digits. Volume increased low single digits in both developed and developing regions behind a stronger cough/cold season relative to prior year, product innovation and expanded distribution. Global market share of the personal health care category was unchanged.

Net earnings increased 2% to $1.3 billion due to the increase in net sales. Operating margin was unchanged as a higher gross margin was offset by increased SG&A as a percentage of net sales. Gross margin increased due to productivity cost savings, partially offset by unfavorable geographic mix driven by the disproportionate growth of developing regions, which have lower than segment-average margins. SG&A increased as a percentage of net sales due to increased overhead spending, partially offset by reduced marketing spending.
Fiscal year 2016 compared with fiscal year 2015
Health Care net sales were down 5% to $7.4 billion in 2016 on a 2% decrease in unit volume. Unfavorable foreign exchange reduced net sales by 6%. Price increases contributed 2% to net sales, mainly in developing markets. Favorable geographic mix increased net sales 1%, primarily driven by a decline in Oral Care volume in developing regions, which have lower than segment average selling prices. Organic sales increased 2%. Global market share of the Health Care segment decreased 0.7 points. Volume was up low single digits in developed regions and declined high single digits in developing regions.

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

Net earnings increased 7% to $1.3 billion in 2016 as the reduction in net sales was more than offset by a 190 basis-point increase in net earnings margin. Gross margin increased primarily due to manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased primarily due to reduced marketing spending from the focus on productivity and cost savings efforts.

22 The Procter & Gamble Company

FABRIC & HOME CARE

($ millions)	2017	Change vs. 2016	2016	Change vs. 2015
Volume	N/A	1%	N/A	(1)%
Net sales	$20,717	—%	$20,730	(7)%
Net earnings	$2,713	(2)%	$2,778	5%
% of net sales	13.1%	(30) bps	13.4%	160 bps
Fiscal year 2017 compared with fiscal year 2016
Fabric & Home Care net sales were unchanged in 2017 at $20.7 billion on a 1% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Favorable geographic mix increased net sales 1%, primarily driven by increased volume in developed regions, which have higher than segment-average selling prices. Organic sales increased 3% on organic volume that increased 2%. Global market share of the Fabric & Home Care segment decreased 0.1 points. Volume increased low single digits in developed regions and decreased low single digits in developing regions. Excluding minor brand divestitures, organic volume increased mid-single digits in developed regions and decreased low single digits in developing regions.

•
Fabric Care volume increased low single digits as a mid-single digit volume increase in developed regions, due primarily to product innovation, was partially offset by a low single-digit decrease in developing regions, driven by competitive activity and reduced distribution of less profitable brands. Global market share of the fabric care category was unchanged.

•
Home Care volume increased low single digits driven by a low single-digit increase in both developed and developing regions due to market growth and product innovation. Global market share of the home care category was unchanged.

Net earnings decreased 2% to $2.7 billion due to a 30 basis-point decrease in net earnings margin. Net earnings margin decreased due to an increase in the effective tax rate driven by the geographic mix of earnings. Gross margin expanded slightly, driven by manufacturing cost savings, partially offset by unfavorable foreign exchange impacts and increased commodity costs. SG&A as a percentage of net sales increased slightly due to increased overhead spending.
Fiscal year 2016 compared with fiscal year 2015
Fabric & Home Care net sales in 2016 were down 7% to $20.7 billion on unit volume that declined 1%. Unfavorable foreign exchange reduced net sales by 6%. Organic sales increased 1% on a 1% increase in organic volume, which excludes minor brand divestitures and the Venezuela deconsolidation. Global market share of the Fabric & Home Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions and was down high single digits in developing regions.

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

Net earnings increased 5% to $2.8 billion in 2016 behind a 160 basis-point increase in net earnings margin, which more than offset the reduction in net sales. Net earnings margin increased due to gross margin expansion, partially offset by increased SG&A as a percentage of net sales. Increased gross margin was driven by manufacturing cost savings and lower commodity costs. SG&A as a percentage of net sales increased due to an increase in marketing spending and the negative scale impacts from the reduction in net sales.
BABY, FEMININE & FAMILY CARE

($ millions)	2017	Change vs. 2016	2016	Change vs. 2015
Volume	N/A	2%	N/A	(3)%
Net sales	$18,252	(1)%	$18,505	(9)%
Net earnings	$2,503	(6)%	$2,650	(10)%
% of net sales	13.7%	(60) bps	14.3%	(20) bps
Fiscal year 2017 compared with fiscal year 2016
Baby, Feminine & Family Care net sales decreased 1% to $18.3 billion in 2017 on a 2% increase in unit volume. Unfavorable foreign exchange reduced net sales by 2%. Lower pricing had a negative 1% impact on net sales. Organic sales increased 1% on organic volume that increased 2%. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points. Volume increased low single digits in developed regions and was unchanged in developing regions.

•
Volume in Baby Care was unchanged. Volume in developed regions decreased low single digits, primarily due to competitive activity, and volume in developing regions increased low single digits, due to market growth and product innovation. Global market share of the baby care category decreased more than half a point.

•
Volume in Feminine Care increased low single digits. Volume in developed regions increased low single digits, driven by product innovation, and volume in developing regions decreased low single digits due to competitive activity and reduced exports to our Venezuelan subsidiaries. Global market share of the feminine care category was unchanged.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation and increased merchandising. In the U.S., all-outlet share of the family care category increased less than a point.

The Procter & Gamble Company 23

Net earnings decreased 6% to $2.5 billion due to the reduction in net sales and a 60 basis point decrease in net earnings margin. Net earnings margin decreased as increased SG&A as a percent of net sales was only partially offset by an increase in gross margin. SG&A as a percentage of net sales increased due to increased marketing and overhead spending. Gross margin increased driven by manufacturing cost savings partially offset by unfavorable foreign exchange impacts, lower pricing and unfavorable product mix across business units due to increased net sales in product forms and larger package sizes with lower than segment-average margins.
Fiscal year 2016 compared with fiscal year 2015
Baby, Feminine & Family Care net sales decreased 9% to $18.5 billion in 2016 on a 3% decline in unit volume. Unfavorable foreign exchange reduced net sales by 6%. Organic sales declined 1% on a 2% decline in organic volume. Global market share of the Baby, Feminine & Family Care segment decreased 1.1 points. Volume increased low single digits in developed regions and decreased double digits in developing regions.

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

Net earnings decreased 10% to $2.7 billion in 2016 primarily due to the reduction in net sales. Net earnings margin decreased 20 basis points as higher gross margin was more than offset by an increase in SG&A as a percentage of net sales and a higher tax rate. Gross margin increased driven by manufacturing cost savings and lower commodity costs, partially offset by negative product mix. SG&A as a percentage of net sales increased due to the negative scale impact from the reduction in net sales. The higher tax rate versus the prior year was due to the geographic mix of earnings.

CORPORATE

($ millions)	2017	Change vs. 2016	2016	Change vs. 2015
Net sales	$505	20%	$422	(9)%
Net earnings/(loss)	$247	N/A	$(174)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; certain employee benefit costs; other general corporate items; gains and losses related to certain divested brands and categories; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item is income taxes to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate.
Fiscal year 2017 compared with fiscal year 2016
Corporate net sales increased 20%, or $83 million, to $505 million in 2017 primarily due to an increase in the incidental businesses managed at the corporate level. Corporate net earnings from continuing operations improved by approximately $421 million in 2017, primarily due to:

•	lower restructuring charges in 2017 compared to the prior year,

•	a gain on the sale of real estate in the current fiscal year,

•	lower foreign exchange transactional charges,

•	a reduction in the proportion of corporate overhead spending not allocated to the segments, consisting in part of reduced stranded overheads following divestitures, and

•	current year tax benefits resulting from the adoption of a new accounting standard on the tax impacts of share-based payments to employees (see Note 1 to the Consolidated Financial Statements).
These benefits were partially offset by a $345 million after-tax charge on the early extinguishment of long-term debt in fiscal 2017 and lower gains from minor brand divestitures compared to 2016.
Fiscal year 2016 compared with fiscal year 2015
Corporate net sales decreased $44 million in 2016 to $422 million. Corporate net earnings from continuing operations improved by approximately $2.2 billion in 2016, primarily due to the $2.1 billion Venezuela deconsolidation charge in the prior fiscal year and lower foreign currency transactional charges. Additional discussion of these items impacting net earnings in Corporate are included in the Results of Operations section.
Productivity and Cost Savings Plan
In 2012, the Company initiated a productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads. The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing

24 The Procter & Gamble Company

and other work processes to fund the Company's growth strategy. In 2016 the Company communicated additional multi-year productivity and cost savings targets. In 2017, the Company communicated specific elements of the productivity and cost savings targets.
As part of the original plan, the Company incurred approximately $5.6 billion in before-tax restructuring costs over a six-year period (from fiscal 2012 through fiscal 2017). Savings generated from the restructuring costs are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. Through 2017, these costs and other non-manufacturing enrollment reductions delivered approximately $2.9 billion in annual before-tax gross savings.
The additional productivity and cost savings plan will further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. As part of this plan, the Company expects to incur approximately $1.2 billion in total before-tax restructuring costs in fiscal 2018 and 2019. This program is expected to result in meaningful non-manufacturing enrollment reductions, along with further optimization of the supply chain and other manufacturing processes.
Restructuring accruals of $277 million as of June 30, 2017 are classified as current liabilities. During fiscal 2017, 48% of the restructuring charges incurred either have been or will be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that yield additional benefits to our operating margins.
Refer to Note 3 to the Consolidated Financial Statements for more details on the restructuring program and to the Operating Costs section of the MD&A for more information about the total benefit to operating margins from our total savings efforts.

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

Operating Cash Flow
Fiscal year 2017 compared with fiscal year 2016
Operating cash flow was $12.8 billion in 2017, a 17% decrease from the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, loss/(gain) on sale of assets and impairment charges) and the loss on early extinguishment of debt generated $13.0 billion of operating cash flow. Working capital and other impacts used $281 million of operating cash flow.

•
An increase in accounts receivable used $322 million of cash due to higher relative sales late in the period as compared to the prior period, partially offset by collection of approximately $150 million of retained receivables from the Beauty Brands business. In addition, the number of days sales outstanding increased 1 day due in part to foreign exchange impacts.

•
Lower inventory generated $71 million of cash mainly due to supply chain optimizations, partially offset by increases to support business growth and increased commodity costs. Inventory days on hand decreased approximately 1 day primarily due to supply chain optimizations.

•
Accounts payable, accrued and other liabilities decreased, using $149 million in operating cash flow. This was caused by reduced accruals from lower fourth quarter marketing and overhead activities as compared to the base period, as well as the payment of approximately $595 million of accounts payable and accrued liabilities related to the divestiture of the Beauty Brands business, including liabilities retained by the Company pursuant to the terms of the agreement. These impacts were partially offset by approximately $700 million related to extended payment terms with our suppliers. These factors, along with the impact of foreign exchange, drove a 4 day increase in days payable outstanding. Although difficult to project due to market and other dynamics, we anticipate incremental cash flow benefits from the extended payment terms with suppliers could decline slightly over the next fiscal year.

•	Other operating assets and liabilities used $43 million of cash.
Fiscal year 2016 compared with fiscal year 2015
Operating cash flow was $15.4 billion in 2016, a 6% increase from the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, loss/(gain) on sale of assets and impairment charges) generated $13.6 billion of operating cash flow. Working capital and other impacts generated $1.8 billion of operating cash flow.

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

The Procter & Gamble Company 25

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

•	Other operating assets and liabilities generated $204 million of cash.
Adjusted Free Cash Flow. We view adjusted free cash flow as an important measure because it is a factor impacting the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment. It is defined as operating cash flow less capital expenditures and excluding tax payments related to certain divestitures and is one of the measures used to evaluate senior management and determine their at-risk compensation.
Fiscal year 2017 compared with fiscal year 2016
Adjusted free cash flow was $9.8 billion in 2017, a decrease of 19% versus the prior year. The decrease was primarily driven by the decrease in operating cash flows. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings, excluding the loss on debt extinguishment and impacts of the sale of the Beauty Brands, was 94% in 2017.
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
Investing Cash Flow
Fiscal year 2017 compared with fiscal year 2016
Net investing activities consumed $5.7 billion in cash in 2017 mainly due to capital spending and purchases of short-term investments, partially offset by proceeds from asset sales, transactions related to the close of the Beauty Brands divestiture and sales and maturities of short-term investments.
Fiscal year 2016 compared with fiscal year 2015
Net investing activities consumed $5.6 billion in cash in 2016 mainly due to capital spending, divestiture transactions and purchases of short-term investments, partially offset by sales and maturities of short-term investments.
Capital Spending. Capital expenditures, primarily to support capacity expansion, innovation and cost efficiencies, were $3.4 billion in 2017 and $3.3 billion in 2016. Capital spending as a percentage of net sales increased 10 basis points to 5.2% in 2017. Capital spending as a percentage of net sales was 5.1% in 2016.
Acquisitions. Acquisition activity was not material in 2017 or 2016.

Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales in 2017 contributed $571 million in cash, primarily from real estate sales and other minor brand divestitures. Proceeds from asset sales contributed $432 million in cash in 2016 primarily from plant asset sales and other minor brand divestitures. In fiscal 2016, the Company invested $1.0 billion of cash, received from the pre-Beauty Brands divestiture issuance of transaction-related debt, in restricted cash. In fiscal 2017, the Company invested an additional $874 million of cash, received from the issuance of debt, in restricted cash. At the closing of the Beauty Brands transaction, $1.9 billion of restricted cash was released and returned to cash and cash equivalents and $475 million of cash was transferred to the discontinued Beauty Brands business.
Financing Cash Flow
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 1.5% to $2.70 per share in 2017. Total dividend payments to common and preferred shareholders were $7.2 billion in 2017 and $7.4 billion in 2016. In April 2017, the Board of Directors declared an increase in our quarterly dividend from $0.6695 to $0.6896 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 3% increase compared to the prior quarterly dividend and is the 61st consecutive year that our dividend has increased. We have paid a dividend for 127 years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $31.6 billion as of June 30, 2017 and $30.6 billion as of June 30, 2016.
Treasury Purchases. Total share repurchases were $5.2 billion in 2017 and $4.0 billion in 2016. In addition, the cash infusion of $1.7 billion in the Batteries divestiture was reflected as a purchase of treasury stock in 2016.
Liquidity
At June 30, 2017, our current liabilities exceeded current assets by $3.7 billion largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2017, $15.0 billion of the Company’s cash, cash equivalents and marketable securities is held off-shore by foreign subsidiaries. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. Of the June 30, 2017 balance of off-shore cash, cash equivalents and marketable securities, the majority relates to various Western European countries. As of June 30, 2017, we did not have material cash, cash equivalents and

26 The Procter & Gamble Company

marketable securities balances in any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds.
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
On June 30, 2017, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2021 and November 2017, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2017.

Amounts in millions	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$31,455	$13,543	$3,101	$4,236	$10,575
Capital leases	51	13	20	10	8
Uncertain tax positions (1)	18	18	—	—	—
OTHER
Interest payments relating to long-term debt	5,220	594	1,014	887	2,725
Operating leases (2)	1,493	261	510	354	368
Minimum pension funding (3)	378	123	255	—	—
Purchase obligations (4)	1,607	843	393	169	202
TOTAL CONTRACTUAL COMMITMENTS	$40,222	$15,395	$5,293	$5,656	$13,878

(1)
As of June 30, 2017, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $585 million, including $120 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2017, cannot be made.

(2)	Operating lease obligations are shown net of guaranteed sublease income.

(3)
Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2020 are not currently determinable.

(4)
Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represents minimum commitments under take-or-pay agreements with suppliers and are in line with expected usage. This includes service contracts for information technology, human resources management and facilities management activities that have been outsourced. Such amounts also include arrangements with suppliers that qualify as embedded operating leases. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

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

The Procter & Gamble Company 27

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
A core operating principle is that our tax structure is based on our business operating model, such that profits are earned in line with the business substance and functions of the various legal entities. However, because of the complexity of transfer pricing concepts, we may have income tax uncertainty related to the determination of intercompany transfer prices for our various cross-border transactions. We have obtained and continue to prioritize the strategy of seeking advance rulings with tax authorities to reduce this uncertainty. We estimate that our current portfolio of advance rulings reduces this uncertainty with respect to over 70% of our global earnings. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.
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
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2017, the average return on assets assumptions for pension plan assets and OPEB assets was 6.9% and 8.3%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit expense by approximately $100 million.
Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 2.4% represents a weighted average of local rates in countries where such plans exist. A 1.0% change in the discount rate would impact annual after-tax benefit expense by approximately $200 million. The average discount rate on the OPEB plan of 3.9% reflects the higher interest rates generally applicable in the U.S., which is where a majority of the plan participants receive benefits. A 1.0% change in the discount rate would impact annual after-tax OPEB expense by approximately $70 million. For additional details on our defined benefit pension and OPEB plans, see Note 8 to the Consolidated Financial Statements.

28 The Procter & Gamble Company

Goodwill and Intangible Assets
Significant judgment is required to estimate the fair value of our goodwill reporting units and intangible assets. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant goodwill reporting units and intangible assets. The fair value estimates are based on available historical information and on future expectations. We typically estimate the fair value of these assets using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. The valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans and the discount rate applied to cash flows.
Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. For example, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. In addition, changes to, or a failure to, achieve business plans or deterioration of macroeconomic conditions could result in reduced cash flows or higher discount rates, leading to a lower valuation that would trigger an impairment of the goodwill and intangible assets of these businesses.
We test individual indefinite lived intangible assets by comparing the book value of each asset to the estimated fair value. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite lived intangible assets. The test to evaluate goodwill for impairment is a two step process. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment.
Determining the useful life of an intangible asset also requires judgment. Certain brand intangible assets are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain brands, all customer relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. Determinable-lived intangible assets are amortized to expense over their estimated lives. Impairment assessment for determinable-lived intangibles is only required when an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. Indefinite-lived intangible assets and goodwill are not amortized, but are tested separately at least annually for impairment.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. Both of these wholly-acquired reporting units have fair value cushions that currently exceed the underlying carrying values. However, the Shave Care cushion, as well as the related Gillette indefinite-lived intangible asset cushion, have been reduced to below 10% due in large part to an increased competitive market environment in the U.S., a deceleration of category growth caused by changing grooming habits and significant currency devaluations in a number of countries relative to the U.S. dollar that have occurred in recent years and resulted in reduced cash flow projections. As a result, this unit is more susceptible to impairment risk from adverse changes in business operating plans, category development and macroeconomic environment conditions, including any further significant devaluation of major currencies relative to the U.S. dollar. While management has implemented strategies to address these events, adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles (carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset as of June 30, 2017 are $19 billion and $16 billion, respectively).
See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible asset impairment testing results.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2017.

The Procter & Gamble Company 29

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
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the CorporateManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2017. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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
Based on our interest rate exposure as of and during the year ended June 30, 2017, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
Currency Rate Exposure on Financial Instruments. Because we manufacture and sell products and finance operations in a number of countries throughout the world, we are exposed to the impact on revenue and expenses of movements in currency exchange rates. Corporate policy prescribes the range of allowable hedging activity. To manage the exchange rate risk associated with the financing of our operations, we primarily use forward contracts with maturities of less than 18 months. In addition, we have entered into certain currency swaps with maturities of up to five years to hedge our exposure to exchange rate movements on intercompany financing transactions.
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2017, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2017 and June 30, 2016, we did not have any commodity hedging activity.
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

30 The Procter & Gamble Company

The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2017	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact (1)	Organic Sales Growth
Beauty	—%	2%	1%	3%
Grooming	(3)%	2%	1%	—%
Health Care	2%	2%	1%	5%
Fabric & Home Care	—%	2%	1%	3%
Baby, Feminine & Family Care	(1)%	2%	—%	1%
TOTAL COMPANY	—%	2%	—%	2%

Year ended June 30, 2016	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact (1)	Organic Sales Growth
Beauty	(9)%	6%	3%	—%
Grooming	(8)%	9%	1%	2%
Health Care	(5)%	6%	1%	2%
Fabric & Home Care	(7)%	6%	2%	1%
Baby, Feminine & Family Care	(9)%	6%	2%	(1)%
TOTAL COMPANY	(8)%	6%	3%	1%

(1)	Acquisition/Divestiture Impact also includes the impact of the Venezuela deconsolidation and the rounding impacts necessary to reconcile net sales to organic sales.
Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital spending and excluding certain divestiture impacts (tax payments related to certain divestitures). Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment.

The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Divestiture impacts (1)	Adjusted Free Cash Flow
2017	$12,753	$(3,384)	$418	$9,787
2016	15,435	(3,314)	—	12,121
2015	14,608	(3,736)	729	11,601

(1)	Divestiture impacts relate to tax payments for the Beauty Brands divestiture in fiscal 2017 and the Pet Care divestiture in fiscal 2015.
Adjusted Free Cash Flow Productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding Batteries impairments, the gain on the sale of the Batteries and Beauty Brands businesses, the loss on early debt extinguishment and the Venezuela deconsolidation charges. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is used in assessing the achievement of management goals for at-risk compensation. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings Excluding Adjustments	Adjusted Free Cash Flow	Adjusted Free Cash Flow Productivity
2017	$15,411	$(4,990)	$10,421	$9,787	94%
2016	10,604	(72)	10,532	12,121	115%
2015	7,144	4,187	11,331	11,601	102%

(1)
Adjustments to Net Earnings relate to the loss on early debt extinguishment and gain on the sale of the Beauty Brands business in fiscal 2017, the gain on the sale of the Batteries business and the Batteries impairment in fiscal 2016, and the Batteries impairment and Venezuela deconsolidation charges in fiscal 2015.

The Procter & Gamble Company 31

Core EPS. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views these non-GAAP measures as a useful supplemental measure of Company performance over time. The table below provides a reconciliation of diluted net earnings per share to Core EPS, including the following reconciling items:

•
Incremental restructuring: The Company has had and continues to have an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. Beginning in 2012 Procter & Gamble began a $10 billion strategic productivity and cost savings initiative that includes incremental restructuring activities. In 2017, the company announced elements of an additional multi-year productivity and cost savings plan. These plans result in incremental restructuring charges to accelerate productivity efforts and cost savings. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs.

•
Early debt extinguishment charges: During fiscal 2017, the Company recorded a charge of $345 million after tax due to the early extinguishment of certain long-term debt. This charge represents the difference between the reacquisition price and the par value of the debt extinguished.

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

We do not view the above items to be indicative of underlying business results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Twelve Months Ended June 30, 2017
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$32,535	$—	$(498)	$—	$—	$32,037
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	18,568	—	99	—	—	18,667
OPERATING INCOME	13,955	—	399	—	—	14,354
INCOME TAX ON CONTINUING OPERATIONS	3,063	—	120	198	—	3,381
NET EARNINGS ATTRIBUTABLE TO P&G	15,326	(5,217)	279	345	(1)	10,732
		—	—	—	—	Core EPS
DILUTED NET EARNINGS PER COMMON SHARE*	$5.59	$(1.90)	$0.10	$0.13	$—	$3.92
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	7%

32 The Procter & Gamble Company

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Twelve Months Ended June 30, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	CHARGES FOR EUROPEAN LEGAL MATTERS	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$32,909	$—	$(624)	$—	$—	$32,285
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	18,949	—	31	(13)	—	18,967
OPERATING INCOME	13,441	—	593	13	—	14,047
INCOME TAX ON CONTINUING OPERATIONS	3,342	—	94	2	(1)	3,437
NET EARNINGS ATTRIBUTABLE TO P&G	10,508	(577)	499	11	—	10,441
						Core EPS
DILUTED NET EARNINGS PER COMMON SHARE*	$3.69	$(0.20)	$0.18	$—	$—	$3.67
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	(2)%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Twelve Months Ended June 30, 2015
	AS REPORTED (GAAP)	DISCON-TINUED OPERATIONS	INCRE-MENTAL RESTRUC-TURING	VENEZUELA BALANCE SHEET DEVALUA-TION	VENEZUELA DECONSOL-IDATION	CHARGES FOR EUROPEAN LEGAL MATTERS	ROUND-ING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$37,056	$—	$(518)	$—	$—	$—	$(1)	$36,537
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	20,616	—	(103)	(138)	—	(28)	1	20,348
OPERATING INCOME	11,049	—	621	138	2,028	28	—	13,864
INCOME TAX ON CONTINUING OPERATIONS	2,725	—	145	34	(24)	—	(1)	2,879
NET EARNINGS ATTRIBUTABLE TO P&G	7,036	1,153	476	104	2,052	28	1	10,850
								Core EPS
DILUTED NET EARNINGS PER COMMON SHARE*	$2.44	$0.40	$0.17	$0.04	$0.71	$0.01	$(0.01)	$3.76

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis, and Note 9 to the Consolidated Financial Statements.

The Procter & Gamble Company 33

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2017, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2017, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2017, as stated in their report which is included herein.

/s/ David S. Taylor
David S. Taylor
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller
Jon R. Moeller
Vice Chairman and Chief Financial Officer

August 7, 2017

34 The Procter & Gamble Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Procter & Gamble Company
Cincinnati, Ohio
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2017 and 2016, and the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders' Equity, and Cash Flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of The Procter & Gamble Company and subsidiaries at June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 7, 2017

The Procter & Gamble Company 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Procter & Gamble Company
Cincinnati, Ohio
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended June 30, 2017 of the Company and our report dated August 7, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 7, 2017

36 The Procter & Gamble Company

Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2017	2016	2015
NET SALES	$65,058	$65,299	$70,749
Cost of products sold	32,535	32,909	37,056
Selling, general and administrative expense	18,568	18,949	20,616
Venezuela deconsolidation charge	—	—	2,028
OPERATING INCOME	13,955	13,441	11,049
Interest expense	465	579	626
Interest income	171	182	149
Other non-operating income/(expense), net	(404)	325	440
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,257	13,369	11,012
Income taxes on continuing operations	3,063	3,342	2,725
NET EARNINGS FROM CONTINUING OPERATIONS	10,194	10,027	8,287
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	5,217	577	(1,143)
NET EARNINGS	15,411	10,604	7,144
Less: Net earnings attributable to noncontrolling interests	85	96	108
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$15,326	$10,508	$7,036

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$3.79	$3.59	$2.92
Earnings/(loss) from discontinued operations	2.01	0.21	(0.42)
BASIC NET EARNINGS PER COMMON SHARE	$5.80	$3.80	$2.50
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$3.69	$3.49	$2.84
Earnings/(loss) from discontinued operations	1.90	0.20	(0.40)
DILUTED NET EARNINGS PER COMMON SHARE	$5.59	$3.69	$2.44
DIVIDENDS PER COMMON SHARE	$2.70	$2.66	$2.59

(1)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 37

Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2017	2016	2015
NET EARNINGS	$15,411	$10,604	$7,144
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	239	(1,679)	(7,220)
Unrealized gains/(losses) on hedges (net of $(186), $5 and $739 tax, respectively)	(306)	1	1,234
Unrealized gains/(losses) on investment securities (net of $(6), $7 and $0 tax, respectively)	(59)	28	24
Unrealized gains/(losses) on defined benefit retirement plans (net of $551, $(621) and $328 tax, respectively)	1,401	(1,477)	844
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	1,275	(3,127)	(5,118)
TOTAL COMPREHENSIVE INCOME	16,686	7,477	2,026
Less: Total comprehensive income attributable to noncontrolling interests	85	96	108
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$16,601	$7,381	$1,918

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company

Consolidated Balance Sheets

Amounts in millions; As of June 30	2017	2016
Assets
CURRENT ASSETS
Cash and cash equivalents	$5,569	$7,102
Available-for-sale investment securities	9,568	6,246
Accounts receivable	4,594	4,373
INVENTORIES
Materials and supplies	1,308	1,188
Work in process	529	563
Finished goods	2,787	2,965
Total inventories	4,624	4,716
Deferred income taxes	—	1,507
Prepaid expenses and other current assets	2,139	2,653
Current assets held for sale	—	7,185
TOTAL CURRENT ASSETS	26,494	33,782
PROPERTY, PLANT AND EQUIPMENT, NET	19,893	19,385
GOODWILL	44,699	44,350
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	24,187	24,527
OTHER NONCURRENT ASSETS	5,133	5,092
TOTAL ASSETS	$120,406	$127,136

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$9,632	$9,325
Accrued and other liabilities	7,024	7,449
Current liabilities held for sale	—	2,343
Debt due within one year	13,554	11,653
TOTAL CURRENT LIABILITIES	30,210	30,770
LONG-TERM DEBT	18,038	18,945
DEFERRED INCOME TAXES	8,126	9,113
OTHER NONCURRENT LIABILITIES	8,254	10,325
TOTAL LIABILITIES	64,628	69,153
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	1,006	1,038
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2017 - 4,009.2, 2016 - 4,009.2 )	4,009	4,009
Additional paid-in capital	63,641	63,714
Reserve for ESOP debt retirement	(1,249)	(1,290)
Accumulated other comprehensive income/(loss)	(14,632)	(15,907)
Treasury stock, at cost (shares held: 2017 -1,455.9, 2016 - 1,341.2)	(93,715)	(82,176)
Retained earnings	96,124	87,953
Noncontrolling interest	594	642
TOTAL SHAREHOLDERS' EQUITY	55,778	57,983
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,406	$127,136

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39

Consolidated Statements of Shareholders' Equity

Dollars in millions; shares in thousands	Common Shares Outstanding	Common Stock	Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
BALANCE JUNE 30, 2014	2,710,806	$4,009	$1,111	$63,911	($1,340)	($7,662)	($75,805)	$84,990	$762	$69,976
Net earnings								7,036	108	7,144
Other comprehensive loss						(5,118)				(5,118)
Dividends to shareholders:
Common								(7,028)		(7,028)
Preferred, net of tax benefits								(259)		(259)
Treasury purchases	(54,670)						(4,604)			(4,604)
Employee plan issuances	54,100			156			3,153			3,309
Preferred stock conversions	4,335		(34)	4			30			—
ESOP debt impacts					20			68		88
Noncontrolling interest, net				(219)					(239)	(458)
BALANCE JUNE 30, 2015	2,714,571	$4,009	$1,077	$63,852	($1,320)	($12,780)	($77,226)	$84,807	$631	$63,050
Net earnings								10,508	96	10,604
Other comprehensive loss						(3,127)				(3,127)
Dividends to shareholders:
Common								(7,181)		(7,181)
Preferred, net of tax benefits								(255)		(255)
Treasury purchases (1)	(103,449)						(8,217)			(8,217)
Employee plan issuances	52,089			(144)			3,234			3,090
Preferred stock conversions	4,863		(39)	6			33			—
ESOP debt impacts					30			74		104
Noncontrolling interest, net									(85)	(85)
BALANCE JUNE 30, 2016	2,668,074	$4,009	$1,038	$63,714	($1,290)	($15,907)	($82,176)	$87,953	$642	$57,983
Net earnings								15,326	85	15,411
Other comprehensive loss						1,275				1,275
Dividends to shareholders:
Common								(6,989)		(6,989)
Preferred, net of tax benefits								(247)		(247)
Treasury purchases (2)	(164,866)						(14,625)			(14,625)
Employee plan issuances	45,848			(77)			3,058			2,981
Preferred stock conversions	4,241		(32)	4			28			—
ESOP debt impacts					41			81		122
Noncontrolling interest, net									(133)	(133)
BALANCE JUNE 30, 2017	2,553,297	$4,009	$1,006	$63,641	($1,249)	($14,632)	($93,715)	$96,124	$594	$55,778

(1)	Includes $4,213 of treasury shares acquired in the divestiture of the Batteries business (see Note 13).

(2)	Includes $9,421 of treasury shares received as part of the share exchange in the Beauty Brands transaction (see Note 13).

See accompanying Notes to Consolidated Financial Statements.

40 The Procter & Gamble Company

Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2017		2016	2015
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$7,102		$6,836	$8,548
OPERATING ACTIVITIES
Net earnings	15,411		10,604	7,144
Depreciation and amortization	2,820		3,078	3,134
Loss on early extinguishment of debt	543		—	—
Share-based compensation expense	351		335	337
Deferred income taxes	(601)		(815)	(803)
Gain on sale of assets	(5,490)		(41)	(766)
Venezuela deconsolidation charge	—		—	2,028
Goodwill and intangible asset impairment charges	—		450	2,174
Change in accounts receivable	(322)		35	349
Change in inventories	71		116	313
Change in accounts payable, accrued and other liabilities	(149)		1,285	928
Change in other operating assets and liabilities	(43)		204	(976)
Other	162		184	746
TOTAL OPERATING ACTIVITIES	12,753		15,435	14,608
INVESTING ACTIVITIES
Capital expenditures	(3,384)		(3,314)	(3,736)
Proceeds from asset sales	571		432	4,498
Cash related to deconsolidated Venezuela operations	—		—	(908)
Acquisitions, net of cash acquired	(16)		(186)	(137)
Purchases of short-term investments	(4,843)		(2,815)	(3,647)
Proceeds from sales and maturities of short-term investments	1,488		1,354	1,203
Pre-divestiture addition of restricted cash related to the Beauty Brands divestiture	(874)		(996)	—
Cash transferred at closing related to the Beauty Brands divestiture	(475)		—	—
Release of restricted cash upon closing of the Beauty Brands divestiture	1,870		—	—
Cash transferred in Batteries divestiture	—		(143)	—
Change in other investments	(26)		93	(163)
TOTAL INVESTING ACTIVITIES	(5,689)		(5,575)	(2,890)
FINANCING ACTIVITIES
Dividends to shareholders	(7,236)		(7,436)	(7,287)
Change in short-term debt	2,727		(418)	(2,580)
Additions to long-term debt	3,603		3,916	2,138
Reductions of long-term debt	(4,931)	(1)	(2,213)	(3,512)
Treasury stock purchases	(5,204)		(4,004)	(4,604)
Treasury stock from cash infused in Batteries divestiture	—		(1,730)	—
Impact of stock options and other	2,473		2,672	2,826
TOTAL FINANCING ACTIVITIES	(8,568)		(9,213)	(13,019)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(29)		(381)	(411)
CHANGE IN CASH AND CASH EQUIVALENTS	(1,533)		266	(1,712)
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,569		$7,102	$6,836
SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$518		$569	$678
Cash payment for income taxes	3,714		3,730	4,558
Divestiture of Batteries business in exchange for shares of P&G stock (2)	—		4,213	—
Divestiture of Beauty business in exchange for shares of P&G stock and assumption of debt	11,360		—	—
Assets acquired through non-cash capital leases are immaterial for all periods.

(1)	Includes $543 of costs related to early extinguishment of debt.

(2)	Includes $1,730 from cash infused into the Batteries business pursuant to the divestiture agreement (see Note 13).

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 41

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
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, consumer and trade promotion accruals, restructuring reserves, pensions, post-employment benefits, stock options, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets and liabilities, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year. However, in regard to ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in estimating fair values versus those anticipated at the time of the initial valuations, could result in impairment charges that materially affect the financial statements in a given year.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $1.9 billion in 2017, $1.9 billion in 2016 and $2.0 billion in 2015 (reported in Net earnings from continuing operations). Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $7.1 billion in 2017, $7.2 billion in 2016 and $7.2 billion in 2015 (reported in Net earnings from continuing operations). Non-advertising related components of the Company's total

Amounts in millions of dollars except per share amounts or as otherwise specified.

42 The Procter & Gamble Company

marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Other Non-Operating Income/(Expense), Net
Other non-operating income/(expense), net, primarily includes net acquisition and divestiture gains, investment income and other non-operating items.
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
Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flow from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments designated as net investment hedges are classified as financing activities. Realized gains and losses from non-qualifying derivative instruments used to hedge currency exposures resulting from intercompany financing transactions are also classified as financing activities. Cash flows from other derivative instruments used to manage interest, commodity or other currency exposures are classified as operating activities. Cash payments related to income taxes are classified as operating activities. Cash flows from the Company's discontinued operations are included in the Consolidated Statements of Cash Flows. See Note 13 for significant cash flow items related to discontinued operations.
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
New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt the standard on July 1, 2018. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition is not impacted by the new standard. The provisions of the new standard may impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales. The impact would reduce net sales by less than 1%. We are still assessing the impact on financial disclosures related to the new standard. We do not expect this new guidance to have any other material impacts on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This guidance simplifies the presentation of deferred taxes on the balance sheet by requiring that all deferred tax assets and liabilities be classified as non-current. The new standard is effective for us beginning July 1, 2017, with early adoption permitted. We elected to early adopt the new guidance on a prospective basis in the first quarter of fiscal year 2017. The impact was not significant.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We plan to adopt the standard on July 1, 2019. We are currently assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities. For additional details on operating leases, see Note 12.
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits (which represent the excess of actual tax benefits received at vest or settlement over the benefits recognized at issuance of share-based payments) and tax deficiencies (which represent the amount by which actual tax benefits received at vest or settlement is lower than the benefits recognized at issuance of share-based payments) to be recorded in the income statement when the awards vest or are settled. The amended guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows, rather than a financing activity. The standard further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The new standard is effective for us beginning July 1, 2017, with early adoption permitted. We elected to early adopt the new guidance on a prospective basis in the first quarter of fiscal year 2017. The primary impact of adoption was the recognition of excess tax benefits in our Income taxes on continuing operations rather than in Additional paid-in capital for fiscal year 2017. As a result, we recognized excess tax benefits of $169 in Income taxes on continuing operations during fiscal year 2017. We also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2017. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of this amended guidance did not have a material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will adopt the standard no later than July 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).”  This guidance requires an entity to disaggregate the current service cost component from the other components of net benefit costs in the face of the income statement.  It requires the service cost component to be presented with other current compensation costs for the related employees in the operating section of the income statement, with other components of net benefit cost presented outside of income from operations.   We will adopt the standard retrospectively no later than July 1, 2018.  The adoption of ASU 2017-07 is not expected to have a material impact on our Consolidated Financial Statements. We currently classify all net periodic pension costs within operating costs (as part of Cost of products sold and Selling, general and administrative expense).  Had this standard been effective and adopted during fiscal 2017, Cost of products sold

Amounts in millions of dollars except per share amounts or as otherwise specified.

44 The Procter & Gamble Company

and Selling, general and administrative costs would have increased approximately $104 and $85, respectively, for the year ended June 30, 2017 with a corresponding increase in Other non-operating income/(expense), net.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our Consolidated Financial Statements.
NOTE 2
SEGMENT INFORMATION
During fiscal 2017, the Company completed the divestiture of four product categories, comprised of 43 of its beauty brands. The transactions included the global salon professional hair care and color, retail hair color, cosmetics and the fragrance businesses, along with select hair styling brands. In fiscal 2016, the Company completed the divestiture of its Batteries business to Berkshire Hathaway. The Company completed the divestiture of its Pet Care business in fiscal year 2015. Each of these businesses are reported as discontinued operations for all periods presented (see Note 13).
Under U.S. GAAP, our remaining Global Business Units (GBUs) are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric & Home Care and 5) Baby, Feminine & Family Care. Our five reportable segments are comprised of:

•	Beauty: Hair Care (Conditioner, Shampoo, Styling Aids, Treatments); Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care);

•	Grooming: Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Appliances

•	Health Care: Oral Care (Toothbrushes, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care);

•	Fabric & Home Care: Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care ); and

•	Baby, Feminine & Family Care: Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper).
The accounting policies of the segments are generally the same as those described in Note 1. Differences between these policies and U.S. GAAP primarily reflect income taxes, which are reflected in the segments using applicable blended statutory rates. Adjustments to arrive at our effective tax rate are included in Corporate.
Corporate includes certain operating and non-operating activities that are not reflected in the operating results used internally to measure and evaluate the businesses, as well as items to adjust management reporting principles to U.S. GAAP. Operating activities in Corporate include the results of incidental businesses managed at the corporate level. Operating elements also include certain employee benefit costs, the costs of certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization, certain significant asset impairment and deconsolidation charges, certain balance sheet impacts from significant foreign exchange devaluations and other general Corporate items. The non-operating elements in Corporate primarily include interest expense, certain acquisition and divestiture gains and interest and investing income.
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
Our business units are comprised of similar product categories. Nine business units individually accounted for 5% or more of consolidated net sales as follows:

% of Sales by Business Unit (1)
Years ended June 30	2017	2016	2015
Fabric Care	22%	22%	22%
Baby Care	14%	14%	15%
Hair Care	10%	10%	11%
Home Care	10%	10%	9%
Shave Care	9%	9%	9%
Family Care	8%	8%	8%
Oral Care	8%	8%	8%
Skin and Personal Care	8%	8%	7%
Feminine Care	6%	6%	6%
All Other	5%	5%	5%
TOTAL	100%	100%	100%

(1)	% of sales by business unit excludes sales held in Corporate.
The Company had net sales in the U.S. of $27.3 billion, $27.0 billion and $26.8 billion for the years ended June 30, 2017, 2016 and 2015, respectively. Long-lived assets in the U.S. totaled $8.8 billion and $8.5 billion as of June 30, 2017 and 2016, respectively. Long-lived assets consists of property, plant and equipment. No other country's net sales or long-lived assets exceed 10% of the Company totals.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of consolidated net sales in 2017, and 15% of consolidated net sales in 2016 and 2015. No other customer represents more than 10% of our consolidated net sales.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 45

Global Segment Results		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2017	$11,429	$2,546	$1,914	$220	$4,184	$599
	2016	11,477	2,636	1,975	218	3,888	435
	2015	12,608	2,895	2,181	247	4,004	411
GROOMING	2017	6,642	1,985	1,537	433	22,759	341
	2016	6,815	2,009	1,548	451	22,819	383
	2015	7,441	2,374	1,787	540	23,090	372
HEALTH CARE	2017	7,513	1,898	1,280	209	5,194	283
	2016	7,350	1,812	1,250	204	5,139	240
	2015	7,713	1,700	1,167	202	5,212	218
FABRIC & HOME CARE	2017	20,717	4,249	2,713	513	6,886	797
	2016	20,730	4,249	2,778	531	6,919	672
	2015	22,274	4,059	2,634	547	7,155	986
BABY, FEMININE & FAMILY CARE	2017	18,252	3,868	2,503	874	9,920	1,197
	2016	18,505	4,042	2,650	886	9,863	1,261
	2015	20,247	4,317	2,938	924	10,109	1,337
CORPORATE (1)	2017	505	(1,289)	247	571	71,463	167
	2016	422	(1,379)	(174)	788	78,508	323
	2015	466	(4,333)	(2,420)	674	79,925	412
TOTAL COMPANY	2017	$65,058	$13,257	$10,194	$2,820	$120,406	$3,384
	2016	65,299	13,369	10,027	3,078	127,136	3,314
	2015	70,749	11,012	8,287	3,134	129,495	3,736

(1)	The Corporate reportable segment includes depreciation and amortization, total assets and capital expenditures of the Beauty Brands, Batteries and Pet Care businesses prior to their divestiture.

Amounts in millions of dollars except per share amounts or as otherwise specified.

46 The Procter & Gamble Company

NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2017	2016
PROPERTY, PLANT AND EQUIPMENT
Buildings	$6,943	$6,885
Machinery and equipment	29,505	29,506
Land	765	769
Construction in progress	2,935	2,706
TOTAL PROPERTY, PLANT AND EQUIPMENT	40,148	39,866
Accumulated depreciation	(20,255)	(20,481)
PROPERTY, PLANT AND EQUIPMENT, NET	$19,893	$19,385
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2017	2016
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$2,792	$2,820
Compensation expenses	1,344	1,457
Restructuring reserves	277	315
Taxes payable	449	397
Legal and environmental	168	158
Other	1,994	2,302
TOTAL	$7,024	$7,449
OTHER NONCURRENT LIABILITIES
Pension benefits	$5,487	$6,761
Other postretirement benefits	1,333	1,808
Uncertain tax positions	564	952
Other	870	804
TOTAL	$8,254	$10,325
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
The Company incurred $5.6 billion in before-tax restructuring costs over a six year period (from fiscal 2012 through fiscal 2017), including costs incurred as part of the incremental restructuring program. The program included a non-

manufacturing overhead enrollment reduction target of approximately 25% - 30% by the end of fiscal year 2017. Through fiscal 2017, the Company reduced non-manufacturing enrollment by approximately 26%. The reductions were enabled by the elimination of duplicate work, simplification through the use of technology and optimization of various functional and business organizations and the Company's global footprint. In addition, the plan included integration of newly acquired companies and the optimization of the supply chain and other manufacturing processes.
In fiscal 2017 the Company announced specific elements of an additional multi-year productivity and cost savings plan to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. Over the next two fiscal years (fiscal 2018 and 2019), the Company expects to incur approximately $1.2 billion total before-tax restructuring costs under the plan. This program is expected to result in meaningful additional non-manufacturing enrollment reductions, along with further optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. The Company incurred total restructuring charges of approximately $754 and $977 for the years ended June 30, 2017 and 2016, respectively. Approximately $137 and $202 of these charges were recorded in SG&A for the years ended June 30, 2017 and 2016, respectively and approximately $593 and $718 of these charges were recorded in Cost of products sold for the years ended June 30, 2017 and 2016, respectively. The remainder of the charges were included in Net earnings from discontinued operations. Of the total costs incurred since the inception of this restructuring program, $2.5 billion were related to separations, $1.8 billion were asset-related and $1.3 billion were related to other restructuring-type costs. The following table presents restructuring activity for the years ended June 30, 2017 and 2016:

Amounts in millions	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2015	$362	$—	$27	$389
Charges	262	432	283	977
Cash spent	(381)	—	(238)	(619)
Charges against assets	—	(432)	—	(432)
RESERVE JUNE 30, 2016	243	—	72	315
Charges	206	397	151	754
Cash spent (1)	(221)	—	(174)	(395)
Charges against assets	—	(397)	—	(397)
RESERVE JUNE 30, 2017	$228	$—	$49	$277

(1)	Includes liabilities transferred to Coty related to our Beauty Brands divestiture.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47

Separation Costs
Employee separation charges for the years ended June 30, 2017 and 2016, related to severance packages for approximately 2,120 and 2,770 employees, respectively. For the years ended June 30, 2017 and 2016, these severance packages included approximately 380 and 920 non-manufacturing employees, respectively. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Since its inception, the restructuring program has incurred separation charges related to approximately 19,190 employees, of which approximately 9,920 are non-manufacturing overhead personnel.
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

Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include asset removal and termination of contracts related to supply chain optimization.
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

Years ended June 30	2017	2016	2015
Beauty	$90	$72	$63
Grooming	45	42	57
Health Care	15	26	32
Fabric & Home Care	144	250	197
Baby, Feminine & Family Care	231	225	192
Corporate (1)	229	362	527
Total Company	$754	$977	$1,068

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities and costs related to discontinued operations from our Batteries and Beauty Brands businesses.

Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company

NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Balance at June 30, 2015 - Net (1) (2)	12,704	19,619	5,876	1,874	4,549	—	44,622
Acquisitions and divestitures	(2)	—	(2)	—	—	—	(4)
Translation and other	(57)	(142)	(34)	(18)	(17)	—	(268)
Balance at June 30, 2016 - Net (1)	12,645	19,477	5,840	1,856	4,532	—	44,350
Acquisitions and divestitures	—	—	(10)	(3)	(24)	—	(37)
Translation and other	146	150	48	4	38	—	386
Balance at June 30, 2017 - Net (1)	$12,791	$19,627	$5,878	$1,857	$4,546	$—	$44,699

(1)	Grooming goodwill balance is net of $1.2 billion accumulated impairment losses.

(2)
The Batteries goodwill at June 30, 2015, net of $2.1 billion accumulated impairment losses, was reported in Current assets held for sale in the Consolidated Balance Sheet. The Batteries business was divested in February 2016.

During fiscal 2017, the Company completed the divestiture of four product categories, comprised of 43 of its beauty brands ("Beauty Brands"). The transactions included the global salon professional hair care and color, retail hair color and cosmetics businesses and the fine fragrances business, along with select hair styling brands (see Note 13). The Beauty Brands have historically been part of the Company's Beauty reportable segment. In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations. As a result, the goodwill attributable to the Beauty Brands as of June 30, 2016 and 2015 is excluded from the preceding table and is reported as Current assets held for sale in the Consolidated Balance Sheets as of June 30, 2016.
In February 2016, the Company completed the divestiture of its Batteries business to Berkshire Hathaway (BH). Prior to the transaction, the Company recorded a non-cash, before-tax impairment charge of $402 ($350 after tax) during fiscal 2016, which reflected the value of BH's shares in P&G stock as of the date of the impairment charges (see Note 13). This impairment charge as well as accumulated Batteries impairment charges totaling $2.1 billion through fiscal 2015 were included as part of discontinued operations.
The change in goodwill during fiscal 2017 and the remaining change during fiscal 2016 was primarily due to currency translation across all reportable segments.
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
Identifiable intangible assets were comprised of:

	2017		2016
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$3,094	$(1,898)	$3,409	$(2,032)
Patents and technology	2,617	(2,261)	2,624	(2,164)
Customer relationships	1,377	(564)	1,382	(514)
Other	239	(132)	246	(130)
TOTAL	$7,327	$(4,855)	$7,661	$(4,840)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	21,715	—	21,706	—
TOTAL	$29,042	$(4,855)	$29,367	$(4,840)
Due to the divestiture of the Beauty Brands, intangible assets specific to this business as of June 30, 2016 are reported in Current assets held for sale in accordance with the accounting principles for assets held for sale.
Amortization expense of intangible assets was as follows:

Years ended June 30	2017	2016	2015
Intangible asset amortization	$325	$388	$457
Estimated amortization expense over the next five fiscal years is as follows:

Years ending June 30	2018	2019	2020	2021	2022
Estimated amortization expense	$292	$275	$249	$201	$185

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
Earnings from continuing operations before income taxes consisted of the following:

Years ended June 30	2017	2016	2015
United States	$9,031	$8,788	$8,496
International	4,226	4,581	2,516
TOTAL	$13,257	$13,369	$11,012
Income taxes on continuing operations consisted of the following:

Years ended June 30	2017	2016	2015
CURRENT TAX EXPENSE
U.S. federal	$1,531	$1,673	$2,127
International	1,243	1,483	1,142
U.S. state and local	241	224	252
	3,015	3,380	3,521
DEFERRED TAX EXPENSE
U.S. federal	28	33	(607)
International and other	20	(71)	(189)
	48	(38)	(796)
TOTAL TAX EXPENSE	$3,063	$3,342	$2,725
A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate on continuing operations is provided below:

Years ended June 30	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Country mix impacts of foreign operations	(6.8)%	(9.1)%	(14.0)%
Changes in uncertain tax positions	(2.0)%	(0.5)%	(0.9)%
Excess tax benefits from the exercise of stock options	(1.3)%	—%	—%
Venezuela deconsolidation charge	—%	—%	6.6%
Other	(1.8)%	(0.4)%	(2.0)%
EFFECTIVE INCOME TAX RATE	23.1%	25.0%	24.7%
Country mix impacts of foreign operations includes the effects of foreign subsidiaries' earnings taxed at rates other than the

U.S. statutory rate, the U.S. tax impacts of non-U.S. earnings repatriation and any net impacts of intercompany transactions. Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions. Excess tax benefits from the exercise of stock options reflect the impact of adopting ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee-Share-Based Payment Accounting)."
Tax costs charged to shareholders' equity totaled $333 for the year ended June 30, 2017. This primarily relates to the impact of certain adjustments to pension obligations recorded in stockholders' equity, partially offset by the tax effects of net investment hedges. Tax benefits credited to shareholders' equity totaled $899 for the year ended June 30, 2016. This primarily relates to the impact of certain adjustments to pension obligations recorded in stockholders' equity and the impact of excess tax benefits from the exercise of stock options.
We have undistributed earnings of foreign subsidiaries of approximately $49 billion at June 30, 2017, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. However, the calculation of the amount of deferred U.S. income tax on these earnings is not practicable because of the large number of assumptions necessary to compute the tax.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2017	2016	2015
BEGINNING OF YEAR	$857	$1,096	$1,437
Increases in tax positions for prior years	87	124	87
Decreases in tax positions for prior years	(147)	(97)	(146)
Increases in tax positions for current year	75	97	118
Settlements with taxing authorities	(381)	(301)	(250)
Lapse in statute of limitations	(22)	(39)	(27)
Currency translation	(4)	(23)	(123)
END OF YEAR	$465	$857	$1,096
Included in the total liability for uncertain tax positions at June 30, 2017, is $284 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 140 taxable jurisdictions and, at any point in time, has 50-60 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of

Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company

limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions could increase or decrease within the next 12 months. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2017, 2016 and 2015, we had accrued interest of $100, $323 and $347 and accrued penalties of $20, $20 and $19, respectively, which are not included in the above table. During the fiscal years ended June 30, 2017, 2016 and 2015, we recognized $62, $2 and $15 in interest benefit/(expense) and $0, $(2) and $13 in penalties benefit/(expense), respectively. The net benefits recognized resulted primarily from the favorable resolution of tax positions for prior years.

Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2017	2016
DEFERRED TAX ASSETS
Pension and postretirement benefits	$1,775	$2,226
Loss and other carryforwards	1,516	1,077
Stock-based compensation	732	845
Unrealized loss on financial and foreign exchange transactions	259	122
Fixed assets	212	216
Accrued marketing and promotion	210	240
Advance payments	121	515
Inventory	75	61
Accrued interest and taxes	30	55
Other	709	764
Valuation allowances	(505)	(467)
TOTAL	$5,134	$5,654

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$9,403	$9,461
Fixed assets	1,495	1,533
Unrealized gain on financial and foreign exchange transactions	314	387
Other	26	105
TOTAL	$11,238	$11,486
Net operating loss carryforwards were $3.3 billion and $3.2 billion at June 30, 2017 and 2016, respectively. If unused, $1.1 billion will expire between 2017 and 2036. The remainder, totaling $2.2 billion at June 30, 2017, may be carried forward indefinitely.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51

NOTE 6
EARNINGS PER SHARE
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) by the weighted average number of common shares outstanding during the year. Diluted net earnings per common share are calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and other stock-based awards (see Note 7) and the assumed conversion of preferred stock (see Note 8).
Net earnings per share were as follows:

Years ended June 30	2017			2016			2015
CONSOLIDATED AMOUNTS	Continuing Operations	Dis-continued Operations	Total	Continuing Operations	Dis-continued Operations	Total	Continuing Operations	Dis-continued Operations	Total
Net earnings/(loss)	$10,194	$5,217	$15,411	$10,027	$577	$10,604	$8,287	$(1,143)	$7,144
Net earnings attributable to noncontrolling interests	(85)	—	(85)	(96)	—	(96)	(98)	(10)	(108)
Net earnings/(loss) attributable to P&G (Diluted)	10,109	5,217	15,326	9,931	577	10,508	8,189	(1,153)	7,036
Preferred dividends, net of tax	(247)	—	(247)	(255)	—	(255)	(259)	—	(259)
Net earnings/(loss) attributable to P&G available to common shareholders (Basic)	$9,862	$5,217	$15,079	$9,676	$577	$10,253	$7,930	$(1,153)	$6,777
SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,598.1	2,598.1	2,598.1	2,698.9	2,698.9	2,698.9	2,711.7	2,711.7	2,711.7
Add: Effect of dilutive securities
Conversion of preferred shares(1)	99.3	99.3	99.3	103.9	103.9	103.9	108.6	108.6	108.6
Impact of stock options and other unvested equity awards (2)	43.0	43.0	43.0	41.6	41.6	41.6	63.3	63.3	63.3
Diluted weighted average common shares outstanding	2,740.4	2,740.4	2,740.4	2,844.4	2,844.4	2,844.4	2,883.6	2,883.6	2,883.6
PER SHARE AMOUNTS
Basic net earnings/(loss) per common share (3)	$3.79	$2.01	$5.80	$3.59	$0.21	$3.80	$2.92	$(0.42)	$2.50
Diluted net earnings/(loss) per common share (3)	$3.69	$1.90	$5.59	$3.49	$0.20	$3.69	$2.84	$(0.40)	$2.44

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 20 million in 2017, 55 million in 2016 and 8 million in 2015 were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings/(loss) attributable to Procter & Gamble.

Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company

NOTE 7
STOCK-BASED COMPENSATION
We have two primary stock-based compensation programs under which we annually grant stock option, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors.
In our main long-term incentive program, key managers can elect to receive options or RSUs. All options granted vest after three years. Exercise prices on options granted have been, and continue to be, set equal to the market price of the underlying shares on the date of the grant. The stock options granted from July 1998 through August 2002 had a 15-year life and expired during fiscal year 2017. The options granted since September 2002 have a 10-year life.
RSUs granted in February 2017 vest and settle in shares of common stock three years from the grant date. RSUs granted prior to February 2017 vest and settle in shares of common stock five years from the grant date.
Senior-level executives participate in an additional long-term incentive program that awards PSUs, which are paid in shares after the end of a three-year performance period. Under this program, the number of PSUs that will vest is based on the Company's performance relative to pre-established performance goals during that three year period.
In addition to these long-term incentive programs, we award RSUs to the Company's directors and make other minor stock option and RSU grants to employees for which the terms are not substantially different than our long-term incentive awards.
A total of 185 million shares of common stock were authorized for issuance under the stock-based compensation plan approved by shareholders in 2014. A total of 95 million shares remain available for grant under the 2014 plan.
The Company recognizes stock-based compensation expense based on the fair value of the awards at the date of grant. The fair value is amortized on a straight-line basis over the requisite service period. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation expense from the grant date through the date the employee first becomes eligible to retire and is no longer required to provide services to earn the award. Stock-based compensation expense, which is included as part of Cost of products sold and SG&A in the Consolidated Statement of Earnings, and the related tax benefit were as follows:

Years ended June 30	2017	2016	2015
Stock options	$216	$199	$223
RSUs and PSUs	150	143	114
Total stock-based expense (1)	$366	$342	$337

Income tax benefit (1)	$111	$85	$109

(1)	Includes amounts related to discontinued operations, which are not material in any period presented.

We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Years ended June 30	2017			2016			2015
Interest rate	0.8	-	2.6%	0.7	-	1.9%	0.1	-	2.1%
Weighted average interest rate	2.6%			1.8%			2.0%
Dividend yield	3.2%			3.2%			3.1%
Expected volatility	12	-	16%	15	-	17%	11	-	15%
Weighted average volatility	15%			16%			15%
Expected life in years	9.6			8.3			8.3
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
A summary of options, RSUs and PSUs outstanding under the plans as of June 30, 2017 and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contract-ual Life in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	230,397	$68.02
Granted	21,425	90.70
Exercised	(44,070)	59.11
Canceled	(1,267)	69.76
OUTSTANDING, END OF YEAR	206,485	$72.46	5.4	$3,109
EXERCISABLE	140,803	$66.71	3.9	$2,878
The weighted average grant-date fair value of options granted was $10.45, $8.48 and $9.38 per share in 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised was $1,334, $1,388 and $1,814 in 2017, 2016 and 2015, respectively. The total grant-date fair value of options that vested during 2017, 2016 and 2015 was $246, $200 and $241, respectively. At June 30, 2017, there was $208 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 2.0 years. Cash received from options exercised was $2,630, $2,332 and $2,631 in 2017, 2016 and 2015, respectively. The actual tax

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53

benefit for the tax deductions from option exercises totaled $421, $433 and $519 in 2017, 2016 and 2015, respectively.

	RSUs		PSUs
Other stock-based awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2016	5,274	$65.53	1,146	$75.25
Granted	1,730	89.74	623	91.03
Vested	(1,586)	66.70	(575)	77.55
Forfeited	(59)	69.21	—	—
Non-vested at June 30, 2017	5,359	$74.98	1,194	$82.40
At June 30, 2017, there was $255 of compensation cost that has not yet been recognized related to restricted stock, RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 2.5 years. The total grant date fair value of shares vested was $163, $97 and $79 in 2017, 2016 and 2015, respectively.
The Company settles equity issuances with treasury shares. We have no specific policy to repurchase common shares to mitigate the dilutive impact of options, RSUs and PSUs. However, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to offset the impacts of such activity.

NOTE 8
POSTRETIREMENT BENEFITS AND EMPLOYEE STOCK OWNERSHIP PLAN
We offer various postretirement benefits to our employees.
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $270, $292 and $305 in 2017, 2016 and 2015, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 14% of total participants' annual wages and salaries in 2017 in 2016 and 2015.
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
We also provide certain other retiree benefits, primarily health care and life insurance, for the majority of our U.S. employees, who become eligible for these benefits when they meet minimum age and service requirements. Generally, the health care plans require cost sharing with retirees and pay a stated percentage of expenses, reduced by deductibles and other coverages. These benefits are primarily funded by ESOP Series B shares and certain other assets contributed by the Company.

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company

Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Years ended June 30	2017	2016	2017	2016
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$17,285	$15,951	$5,632	$4,904
Service cost	310	314	133	124
Interest cost	300	466	175	219
Participants' contributions	14	17	74	74
Amendments	2	8	—	(40)
Net actuarial loss/(gain)	(643)	1,927	(554)	589
Acquisitions/(divestitures) (4)	(413)	(21)	(31)	(7)
Curtailments	(132)	—	(37)	—
Special termination benefits	4	6	21	12
Currency translation and other	35	(826)	16	(14)
Benefit payments	(602)	(557)	(242)	(229)
BENEFIT OBLIGATION AT END OF YEAR (3)	$16,160	$17,285	$5,187	$5,632

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$10,269	$10,605	$3,787	$3,470
Actual return on plan assets	884	630	136	408
Acquisitions/(divestitures) (4)	(34)	(13)	—	—
Employer contributions	316	306	36	32
Participants' contributions	14	17	74	74
Currency translation and other	(18)	(719)	(4)	(8)
ESOP debt impacts (5)	—	—	44	40
Benefit payments	(602)	(557)	(242)	(229)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$10,829	$10,269	$3,831	$3,787
Reclassification of net obligation to held for sale liabilities	—	402	—	16
FUNDED STATUS	$(5,331)	$(6,614)	$(1,356)	$(1,829)

(1)	Primarily non-U.S.-based defined benefit retirement plans.

(2)	Primarily U.S.-based other postretirement benefit plans.

(3)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

(4)	For the year ended June 30, 2017, this represents the obligations and plans which were classified as held for sale at June 30, 2016.

(5)	Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

	Pension Benefits		Other Retiree Benefits
Years ended June 30	2017	2016	2017	2016
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$196	$180	$—	$—
Current liabilities	(40)	(33)	(23)	(21)
Noncurrent liabilities	(5,487)	(6,761)	(1,333)	(1,808)
NET AMOUNT RECOGNIZED	$(5,331)	$(6,614)	$(1,356)	$(1,829)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$4,548	$6,088	$1,819	$2,247
Prior service cost/(credit)	245	270	(293)	(334)
NET AMOUNTS RECOGNIZED IN AOCI	$4,793	$6,358	$1,526	$1,913

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55

The accumulated benefit obligation for all defined benefit pension plans was $14,512 and $15,546 as of June 30, 2017 and 2016, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consisted of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
As of June 30	2017	2016	2017	2016
Projected benefit obligation	$13,699	$15,233	$14,181	$15,853
Accumulated benefit obligation	12,276	13,587	12,630	14,149
Fair value of plan assets	8,279	8,082	8,654	8,657
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits				Other Retiree Benefits
Years ended June 30	2017		2016	2015	2017		2016	2015
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost (1)	$310		$314	$317	$133		$124	$156
Interest cost	300		466	545	175		219	240
Expected return on plan assets	(675)		(731)	(732)	(431)		(416)	(406)
Amortization of net actuarial loss	375		265	275	122		78	105
Amortization of prior service cost/(credit)	28		29	30	(45)		(52)	(20)
Amortization of net actuarial loss/ prior service cost due to settlements and curtailments	186	(2)	—	—	16	(2)	—	—
Special termination benefits	4		6	11	21	(2)	12	23
GROSS BENEFIT COST/(CREDIT)	528		349	446	(9)		(35)	98
Dividends on ESOP preferred stock	—		—	—	(45)		(52)	(58)
NET PERIODIC BENEFIT COST/(CREDIT)	$528		$349	$446	$(54)		$(87)	$40
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$(852)		$2,028		$(259)		$597
Prior service cost/(credit) - current year	2		8		—		(40)
Amortization of net actuarial loss	(375)		(265)		(122)		(78)
Amortization of prior service (cost)/credit	(28)		(29)		45		52
Amortization of net actuarial loss/prior service costs due to settlements and curtailments	(186)		—		(16)		—
Reduction in net actuarial losses resulting from curtailment	(132)		—		(37)		—
Currency translation and other	6		(172)		2		(3)
TOTAL CHANGE IN AOCI	(1,565)		1,570		(387)		528
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	$(1,037)		$1,919		$(441)		$441

(1)	Service cost includes amounts related to discontinued operations, which are not material for any period.

(2)	Amortization of net actuarial loss / prior service cost due to settlement and curtailments and $18 of the special termination benefits are included in Net earnings from discontinued operations.
Amounts expected to be amortized from AOCI into net periodic benefit cost during the year ending June 30, 2018, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$289	$67
Prior service cost/(credit)	28	(35)

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

	Pension Benefits		Other Retiree Benefits
As of June 30	2017	2016	2017	2016
Discount rate	2.4%	2.1%	3.9%	3.6%
Rate of compensation increase	3.0%	2.9%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.4%	7.2%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2022	2021

(1)	Determined as of end of year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30, were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2017	2016	2015	2017	2016	2015
Discount rate	2.1%	3.1%	3.5%	3.6%	4.5%	4.4%
Expected return on plan assets	6.9%	7.2%	7.2%	8.3%	8.3%	8.3%
Rate of compensation increase	2.9%	3.1%	3.2%	N/A	N/A	N/A

(1)	Determined as of beginning of year.
For the fiscal year 2017, the Company changed its method of determining service and interest costs for plans that make up the majority of our obligation from the single weighted average discount rate approach to specific spot rates along the yield curve, which management has concluded is a more precise estimate. Prior to this change in methodology, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis. This change does not impact the benefit obligation and did not have a material impact on fiscal year 2017 results.
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
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on the total service and interest cost components	$74	$(55)
Effect on the accumulated postretirement benefit obligation	950	(697)
Plan Assets. Our investment objective for defined benefit retirement plan assets is to meet the plans' benefit obligations and to improve plan self-sufficiency for future benefit obligations. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by assessing different investment risks and matching the actuarial projections of the plans' future liabilities and benefit payments with current as well as expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. Plan assets are diversified across several investment managers and are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and with continual monitoring of investment managers' performance relative to the investment guidelines established with each investment manager.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57

Our target asset allocation for the year ended June 30, 2017, and actual asset allocation by asset category as of June 30, 2017 and 2016, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2017	2016	2017	2016
Cash	2%	2%	2%	2%	1%	2%
Debt securities	57%	3%	53%	55%	4%	4%
Equity securities	41%	95%	45%	43%	95%	94%
TOTAL	100%	100%	100%	100%	100%	100%
The following tables set forth the fair value of the Company's plan assets as of June 30, 2017 and 2016 segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles). Company stock listed as Level 2 in the hierarchy represents preferred shares which are valued based on the value of Company common stock. The majority of our Level 3 pension assets are insurance contracts. Their fair values are based on their cash equivalent or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs, including credit risk and interest rate curves. There was no significant activity within the Level 3 pension and other retiree benefits plan assets during the years presented. Investments valued using net asset value as a practical expedient are primarily equity and fixed income collective funds. These assets are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions. For additional details on the fair value hierarchy, see Note 9.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2017	2016	Fair Value Hierarchy Level	2017	2016
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$134	$151	1	$6	$70
Company stock (1)		—	—	2	3,643	3,545
Other (2)	1, 2 & 3	165	166	1	7	—
TOTAL ASSETS IN THE FAIR VALUE HEIRARCHY		$299	$317		$3,656	$3,615
Investments valued at net asset value		$10,530	9,952		$175	172
TOTAL ASSETS AT FAIR VALUE		$10,829	10,269		$3,831	3,787

(1)	Company stock is net of ESOP debt discussed below.

(2)
The Company's other pension plan assets measured at fair value are generally classified as Level 3 within the fair value hierarchy. There are no material other pension plan asset balances classified as Level 1 or Level 2 within the fair value hierarchy.

Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2018, is $125 and $39, respectively. For the defined benefit retirement plans, this is comprised of $75 in expected benefit payments from the Company directly to participants of unfunded plans and $50 of expected contributions to funded plans. For other retiree benefit plans, this is comprised of $24 in expected benefit payments from the

Company directly to participants of unfunded plans and $15 of expected contributions to funded plans. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company

Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2018	$524	$198
2019	530	211
2020	539	222
2021	575	232
2022	596	242
2023 - 2027	3,221	1,334
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $62 remain outstanding at June 30, 2017. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.70 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $770 are outstanding at June 30, 2017. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.70 per share. The liquidation value is $12.96 per share.
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

The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2017	2016	2015
Allocated	36,488	39,241	42,044
Unallocated	5,060	6,095	7,228
TOTAL SERIES A	41,548	45,336	49,272

Allocated	25,378	23,925	23,074
Unallocated	30,412	32,319	34,096
TOTAL SERIES B	55,790	56,244	57,170
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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59

netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2017, was not material. The Company has not been required to post collateral as a result of these contractual features.
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
To manage the exchange rate risk primarily associated with the financing of our operations, we have historically used a combination of forward contracts, options and currency swaps. Historically, we have had currency swaps with original maturities up to five years, which were intended to offset the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies. These swaps were accounted for as cash flow hedges. The effective portion of the changes in fair value of these instruments was reported in OCI and reclassified into SG&A and Interest expense in the same period or periods during which the related hedged transactions affected earnings. The ineffective portion, which was not material for any year presented, was immediately recognized in SG&A.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility related to anticipated purchases of certain of these materials, we have historically, on a limited basis, used futures and options with maturities generally less than one year and swap contracts with maturities up to five years. As of and during the years ended June 30, 2017 and 2016, we did not have any commodity hedging activity.
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

60 The Procter & Gamble Company

The following table sets forth the Company's financial assets as of June 30, 2017 and 2016 that were measured at fair value on a recurring basis during the period:

	Fair Value Asset
As of June 30	2017	2016
Investments:
U.S. government securities	$6,297	$4,839
Corporate bond securities	3,271	1,407
Other investments	132	28
TOTAL	$9,700	$6,274
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of the U.S. government securities with maturities less than one year was $2,494 and $292 as of June 30, 2017 and 2016, respectively. The amortized cost of the U.S. government securities with maturities between one and five years was $3,824 and $4,513 as of June 30, 2017 and 2016, respectively. The amortized cost of corporate bond securities with maturities of less than a year was $730 and $382 as of June 30, 2017 and 2016, respectively. The amortized cost of corporate bond securities with maturities between one and five years was $2,547 and $1,018 as of June 30, 2017 and 2016, respectively. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $21,396 and $24,362 as of June 30, 2017 and 2016, respectively. This includes the current portion of debt instruments ($1,694 and $2,761 as of June 30, 2017 and 2016, respectively). Certain long-term debt approximates fair value. Certain long-term debt is not recorded at fair value on a recurring basis, but is measured at fair value for disclosure purposes. Long-term debt with fair value of $1,716 and $2,331 as of June 30, 2017 and 2016, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Derivative Instruments
The notional amounts and fair values of qualifying and non-qualifying derivative instruments used in hedging transactions as of June 30, 2017 and 2016 are as follows:

As of June 30	Notional Amount		Fair Value Asset		Fair Value (Liability)
	2017	2016	2017	2016	2017	2016
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Foreign currency contracts	$—	$798	$—	$94	$—	$(63)
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,552	$4,993	$180	$371	$(2)	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$6,102	$3,013	$14	$28	$(177)	$(115)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,969	$6,482	$25	$28	$(7)	$(38)
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities. The decrease in the notional balance of foreign currency cash flow hedges is reflective of the decrease in the underlying intercompany loans. The increase in the notional balance of net investment hedges primarily reflects a movement into lower yielding foreign currency swaps. The decrease in the notional balance of foreign currency contracts not designated as hedging instruments reflects changes in the level of intercompany financing activity during the period. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment charges related to our Batteries business (see Note 4), there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years ended June 30, 2017 and 2016.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives (Effective Portion)
Years ended June 30	2017	2016
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$(2)	$(2)
Foreign currency contracts	—	—
TOTAL	$(2)	$(2)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$(104)	$(53)
During the next 12 months, the amount of the June 30, 2017 AOCI balance that will be reclassified to earnings is expected to be immaterial. The amounts of gains and losses included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the years ended June 30, 2017 and 2016 were as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
Years ended June 30	2017	2016
DERIVATIVES IN CASH FLOW HEDGING RELATIONSHIPS
Interest rate contracts	$—	$3
Foreign currency contracts	69	(106)
TOTAL	$69	$(103)

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2017	2016
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(193)	$212
Debt	193	(212)
TOTAL	$—	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Net investment hedges	$6	$(2)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts (1)	$59	$(120)

(1)	The gain or loss on non-qualifying foreign currency contracts substantially offsets the foreign currency mark-to-market impact of the related exposure.

NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2017	2016
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$1,676	$2,760
Commercial paper	11,705	8,690
Other	173	203
TOTAL	$13,554	$11,653
Short-term weighted average interest rates (1)	0.5%	0.2%

(1)	Short-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.

As of June 30	2017	2016
LONG-TERM DEBT
5.13% EUR note due October 2017	1,078	1,221
1.60% USD note due November 2018	1,000	1,000
1.90% USD note due November 2019	550	550
0.28% JPY note due May 2020	894	973
4.13% EUR note due December 2020	686	666
9.36% ESOP debentures due 2017-2021 (1)	417	498
1.85% USD note due February 2021	600	600
1.70% USD note due November 2021	875	—
2.00% EUR note due November 2021	858	833
2.30% USD note due February 2022	1,000	1,000
2.00% EUR note due August 2022	1,144	1,110
3.10% USD note due August 2023	1,000	1,000
1.13% EUR note due November 2023	1,430	1,388
2.70% USD note due February 2026	600	600
2.45% USD note due November 2026	875	—
4.88% EUR note due May 2027	1,144	1,110
5.55% USD note due March 2037	1,130	1,400
Capital lease obligations	51	45
All other long-term debt	4,382	7,711
Current portion of long-term debt	(1,676)	(2,760)
TOTAL	$18,038	$18,945
Long-term weighted average interest rates (2)	2.6%	3.1%

(1)	Debt issued by the ESOP is guaranteed by the Company and is recorded as debt of the Company, as discussed in Note 8.

(2)	Long-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.
Long-term debt maturities during the next five fiscal years are as follows:

Years ending June 30	2018	2019	2020	2021	2022
Debt maturities	$1,676	$1,111	$2,010	$1,411	$2,890
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

62 The Procter & Gamble Company

NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) (AOCI), including the reclassifications out of Accumulated other comprehensive income/(loss) by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
BALANCE at JUNE 30, 2015	$(2,642)	$6	$(4,321)	$(5,823)	$(12,780)
OCI before reclassifications (1)	(103)	29	(1,710)	(1,679)	(3,463)
Amounts reclassified from AOCI (2)	104	(1)	233	—	336
Net current period OCI	1	28	(1,477)	(1,679)	(3,127)
BALANCE at JUNE 30, 2016	(2,641)	34	(5,798)	(7,502)	(15,907)
OCI before reclassifications (3)	(237)	(49)	910	356	980
Amounts reclassified from AOCI (4)	(69)	(10)	491	(117)	295
Net current period OCI	(306)	(59)	1,401	239	1,275
BALANCE at JUNE 30, 2017	$(2,947)	$(25)	$(4,397)	$(7,263)	$(14,632)

(1)	Net of tax (benefit) / expense of $6, $7 and $(708) for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2016.

(2)	Net of tax (benefit) / expense of $(1), $0 and $87 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2016.

(3)	Net of tax (benefit) / expense of $(186), $(6) and $360 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2017.

(4)	Net of tax (benefit) / expense of $0, $0 and $191 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively, for the period ended June 30, 2017.
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:

•	Hedges: see Note 9 for classification of gains and losses from hedges in the Consolidated Statements of Earnings.

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•
Pension and other retiree benefits: amounts reclassified from AOCI into Cost of product sold, SG&A, and Net earnings from discontinued operations and included in the computation of net periodic pension cost (see Note 8 for additional details).

•
Financial statement translation: amounts reclassified from AOCI into Net earnings from discontinued operations. These amounts relate to accumulated translation associated with foreign entities sold as part of the sale of the Beauty Brands business.

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
Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ending June 30	2018	2019	2020	2021	2022	Thereafter
Purchase obligations	$843	$225	$168	$99	$70	$202
Such amounts represent minimum commitments under take-or-pay agreements with suppliers and are in line with expected usage. These amounts include purchase commitments related to service contracts for information technology, human resources management and facilities management activities that have been outsourced to third-party suppliers. Such amounts also include arrangements with suppliers that qualify as embedded operating leases. Due to the proprietary nature

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 63

of many of our materials and processes, certain supply contracts contain penalty provisions for early termination. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
We also lease certain property and equipment for varying periods. Future minimum rental commitments under non-cancelable operating leases, net of guaranteed sublease income, are as follows:

Years ending June 30	2018	2019	2020	2021	2022	Thereafter
Operating leases	$261	$273	$237	$194	$160	$368
Litigation
We are subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental, patent and trademark matters, labor and employment matters and tax.
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
NOTE 13
DISCONTINUED OPERATIONS
On October 1, 2016, the Company completed the divestiture of four product categories to Coty, Inc. (“Coty”). The divestiture included 41 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and a majority of the fine fragrance businesses, along with select hair styling brands. The form of the divestiture transaction was a Reverse Morris Trust split-off, in which P&G shareholders were given the election to exchange their P&G shares for shares of a new corporation that held the Beauty Brands (Galleria Co.), and then immediately exchange those shares for Coty shares. The value P&G received in the transaction was $11.4 billion. The value was comprised of 105 million shares of common stock of the Company, which were tendered by shareholders of the Company and exchanged for the Galleria Co. shares, valued at approximately $9.4 billion, and the assumption of $1.9 billion of debt by Galleria Co. The shares tendered in the transaction were reflected as an addition to treasury stock and the cash received related to the debt assumed by Coty was reflected as an investing activity in the Consolidated Statement of Cash Flows. The Company recorded an after-tax gain on the final transaction of $5.3 billion, net of transaction and related costs.

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
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands, Batteries and Pet Care businesses are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the Beauty Brands' balance sheet positions are presented as assets and liabilities held for sale in the Consolidated Balance Sheet as of June 30, 2016. The Beauty Brands were historically part of the Company's Beauty reportable segment. The Batteries business was historically part of the Company's Fabric & Home Care reportable segment. The Pet Care business was historically part of the Company's Health Care reportable segment.

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
The following table summarizes Net earnings/(loss) from discontinued operations and reconciles to the Consolidated Statements of Earnings:

Years ended June 30	2017	2016	2015
Beauty Brands	$5,217	$336	$643
Batteries	—	241	(1,835)
Pet Care	—	—	49
Net earnings/(loss) from discontinued operations	$5,217	$577	$(1,143)

The following is selected financial information included in Net earnings/(loss) from discontinued operations for the Beauty Brands:

	Beauty Brands
Years ended June 30	2017		2016	2015
Net sales	$1,159		$4,910	$5,530
Cost of products sold	450		1,621	1,820
Selling, general and administrative expense	783		2,763	2,969
Intangible asset impairment charges	—		48	—
Interest expense	14		32	—
Interest income	—		2	2
Other non-operating income/(loss), net	16		9	91
Earnings/(loss) from discontinued operations before income taxes	$(72)		$457	$834
Income taxes on discontinued operations	46		121	191
Gain on sale of business before income taxes	$5,197		$—	$—
Income tax expense/(benefit) on sale of business	(138)	(1)	—	—
Net earnings from discontinued operations	$5,217		$336	$643

(1)	The income tax benefit of the Beauty Brands divestiture represents the reversal of underlying deferred tax balances partially offset by current tax expense related to the transaction.
For the fiscal year ended June 30, 2017, the Beauty Brands incurred transition costs of $167, after-tax, which are included in the table above. For the fiscal year ended June 30, 2016, transition costs of $112, before-tax, were incurred and are included in Net earnings/(loss) from discontinued operations.
The following is selected financial information included in cash flows from discontinued operations for the Beauty Brands:

	Beauty Brands
Years ended June 30	2017	2016	2015
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24	$106	$125
Deferred income tax benefit	(649)	—	—
Gain on sale of businesses	5,210	8	86
Goodwill and intangible asset impairment charges	—	48	—
Net increase in accrued taxes	93	—	—
CASH FLOWS FROM OPERATING ACTIVITIES
Cash taxes paid	$418	$—	$—
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$38	$114	$106

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 65

The major components of assets and liabilities of the Beauty Brands held for sale are provided below.

	Beauty Brands
As of June 30	2016 (1)
Cash	$40
Restricted cash	996	(2)
Accounts receivable	384
Inventories	494
Prepaid expenses and other current assets	126
Property, plant and equipment, net	629
Goodwill and intangible assets, net	4,411
Other noncurrent assets	105
Current assets held for sale	$7,185

Accounts payable	$148
Accrued and other liabilities	384
Noncurrent deferred tax liabilities	370
Long-term debt	996	(2)
Other noncurrent liabilities	445
Current liabilities held for sale	$2,343

(1)
The Company closed the Beauty Brands transaction in October 2016. Therefore, as of June 30, 2016, all assets and liabilities held for sale were reported as current assets and liabilities held for sale on the Consolidated Balance Sheets.

(2)
On January 26, 2016, Beauty Brands drew on its Term B loan of $1.0 billion. The proceeds were held in restricted cash in escrow until the legal integration activities prior to close. Beauty Brands received additional debt funding commitments with a consortium of lenders of $3.5 billion.

Following is selected financial information included in Net earnings/(loss) from discontinued operations for the Batteries and Pet Care businesses:

		Net Sales	Earnings Before Impairment Charges and Income Taxes	Impairment Charges	Income Tax (Expense)/Benefit	Gain/(Loss) on Sale Before Income Taxes	Income Tax (Expense)/Benefit on Sale		Net Earnings/(Loss) from Discontinued Operations
Batteries	2016	1,517	266	(402)	(45)	(288)	710	(1)	241
	2015	2,226	479	(2,174)	(140)	—	—		(1,835)
Pet Care	2016	—	—	—	—	—	—		—
	2015	251	—	—	(4)	195	(142)		49
Total	2016	1,517	266	(402)	(45)	(288)	710	(1)	241
	2015	2,477	479	(2,174)	(144)	195	(142)		(1,786)

(1)	The income tax benefit of the Batteries divestiture primarily represents the reversal of underlying deferred tax balances.

Amounts in millions of dollars except per share amounts or as otherwise specified.

66 The Procter & Gamble Company

NOTE 14
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sep 30	Dec 31	Mar 31	Jun 30	Total Year
NET SALES	2016-2017	$16,518	$16,856	$15,605	$16,079	$65,058
	2015-2016	16,527	16,915	15,755	16,102	65,299
OPERATING INCOME	2016-2017	3,771	3,875	3,360	2,949	13,955
	2015-2016	3,768	3,853	3,318	2,502	13,441
GROSS MARGIN	2016-2017	51.0%	50.8%	49.8%	48.4%	50.0%
	2015-2016	50.7%	50.0%	49.8%	47.9%	49.6%
NET EARNINGS:
Net earnings from continuing operations	2016-2017	$2,875	$2,561	$2,556	$2,202	$10,194
	2015-2016	2,777	2,905	2,337	2,008	10,027
Net earnings/(loss) from discontinued operations	2016-2017	(118)	5,335	—	—	5,217
	2015-2016	(142)	323	446	(50)	577
Net earnings attributable to Procter & Gamble	2016-2017	2,714	7,875	2,522	2,215	15,326
	2015-2016	2,601	3,206	2,750	1,951	10,508
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	2016-2017	$1.00	$0.93	$0.93	$0.82	$3.69
	2015-2016	0.96	1.01	0.81	0.71	3.49
Earnings/(loss) from discontinued operations	2016-2017	(0.04)	1.95	—	—	1.90
	2015-2016	(0.05)	0.11	0.16	(0.02)	0.20
Net earnings	2016-2017	0.96	2.88	0.93	0.82	5.59
	2015-2016	0.91	1.12	0.97	0.69	3.69

(1)	Diluted net earnings per share is calculated on Net earnings attributable to Procter & Gamble.

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
The information required by this item is incorporated by reference to the following sections of the 2017 Proxy Statement filed pursuant to Regulation 14A: the section entitled Election of Directors; the section entitled Corporate Governance, up to but not including the subsection entitled Service on Other Public Boards; the subsections of the Corporate Governance section entitled Code of Ethics; the subsections of the Other Matters section entitled Director Nominations for Inclusion in the 2018 Proxy Statement and entitled Shareholder Recommendations of Board Nominees and Committee Process for Recommending Board Nominees; and the section entitled Section 16(a) Beneficial Ownership Reporting Compliance. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2017 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Committees of the Board and entitled Compensation Committee Interlocks and Insider Participation; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

68 The Procter & Gamble Company

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2017. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble Future Shares Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Gillette Company 2004 Long-Term Incentive Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)
Options	204,743,572	$72.6124		(2)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	11,227,504	N/A		(2)
Equity compensation plans not approved by security holders (3)
Options	1,886,917	56.2185		(4)
GRAND TOTAL	217,857,993	$72.4627	(5)	94,626,812

(1)
Includes The Procter & Gamble 1992 Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.

(2)
Of the plans listed in (1), only The Procter & Gamble 2014 Stock and Incentive Compensation Plan allow for future grants of securities. The maximum number of shares that may be granted under this plan is 185 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 5 shares for each share awarded. Total shares available for future issuance under this plan is 95 million.

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
The Gillette Company 2004 Long-Term Incentive Plan
Shareholders of The Gillette Company approved The Gillette Company 2004 Long-Term Incentive Plan on May 20, 2004, and the plan was assumed by the Company upon the merger between The Procter & Gamble Company and The Gillette Company. All options became immediately vested and exercisable on October 1, 2005 as a result of the merger. After the merger, all outstanding options became options to purchase shares of The Procter & Gamble Company subject to an exchange ratio of .975 shares of P&G stock per share of Gillette stock. Only employees previously employed by The Gillette

The Procter & Gamble Company 69

Company prior to October 1, 2005 are eligible to receive grants under this plan. The last grant of equity under this plan was on February 27, 2009.
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
Additional information required by this item is incorporated by reference to the 2017 Proxy Statement filed pursuant to Regulation 14A, beginning with the section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2017 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2017 Proxy Statement filed pursuant to Regulation 14A: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

•	Management's Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Statements of Earnings - for years ended June 30, 2017, 2016 and 2015

•	Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2017, 2016 and 2015

•	Consolidated Balance Sheets - as of June 30, 2017 and 2016

•	Consolidated Statements of Shareholders' Equity - for years ended June 30, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows - for years ended June 30, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

70 The Procter & Gamble Company

EXHIBITS

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).

(3-2) -
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).

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

(10-4) -
Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-27) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).*

(10-6) -
Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Fork 10-K for the year ended June 30, 2016); related correspondence and terms and conditions +.*

(10-7) -
The Procter & Gamble Future Shares Plan (as adjusted for the stock split effective May 21, 2004), which was originally adopted by the Board of Directors on October 14, 1997 (Incorporated by reference to Exhibit (10-7) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).*

(10-8) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended in August 2007), which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-10) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

(10-11) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2017).*

(10-12) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2013).*

(10-13) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2012).*

(10-14) -	The Gillette Company Executive Life Insurance Program +.*

(10-15) -	The Gillette Company Personal Financial Planning Reimbursement Program +.*

(10-16) -	The Gillette Company Senior Executive Financial Planning Program +.*

(10-17) -	The Gillette Company Estate Preservation +.*

(10-18) -	The Gillette Company Deferred Compensation Plan +.*

(10-19) -	Senior Executive Recoupment Policy +.*

The Procter & Gamble Company 71

(10-20) -	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 +.*

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 +, and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).*

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-23) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); related correspondence and terms and conditions +.*

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-25) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2015).*

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions +, and The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2016).*

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

Item 16. Form 10-K Summary.
Not applicable.

72 The Procter & Gamble Company

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ DAVID S. TAYLOR
(David S. Taylor) Chairman of the Board, President and Chief Executive Officer
August 7, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. TAYLOR (David S. Taylor)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 7, 2017

/s/ JON R. MOELLER (Jon R. Moeller)	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	August 7, 2017

/s/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Senior Vice President, Comptroller & Treasurer (Principal Accounting Officer)	August 7, 2017

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Director	August 7, 2017

/s/ ANGELA F. BRALY (Angela F. Braly)	Director	August 7, 2017

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 7, 2017

/s/ KENNETH I. CHENAULT (Kenneth I. Chenault)	Director	August 7, 2017

/s/ SCOTT D. COOK (Scott D. Cook)	Director	August 7, 2017

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 7, 2017

/s/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 7, 2017

/s/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 7, 2017

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 7, 2017

/s/ ERNESTO ZEDILLO (Ernesto Zedillo)	Director	August 7, 2017

The Procter & Gamble Company 73

EXHIBIT INDEX

Exhibit (3-1) -
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).

(3-2) -
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).

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

(10-4) -
Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-27) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company's Annual Report on Form 10-K for the year ended June 30, 2013).

(10-6) -
Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-6) of the Company's Annual Report on Fork 10-K for the year ended June 30, 2016); related correspondence and terms and conditions +.

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

(10-10) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-10) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-11) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2017).

(10-12) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2013).

(10-13) -	The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-4) of the Company's Form 10-Q for the quarter ended September 30, 2012).

(10-14) -	The Gillette Company Executive Life Insurance Program +.

(10-15) -	The Gillette Company Personal Financial Planning Reimbursement Program +.

(10-16) -	The Gillette Company Senior Executive Financial Planning Program +.

(10-17) -	The Gillette Company Estate Preservation +.

(10-18) -	The Gillette Company Deferred Compensation Plan +.

(10-19) -	Senior Executive Recoupment Policy +.

(10-20) -	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 +.

74 The Procter & Gamble Company

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 +, and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2012).

(10-22) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).

(10-23) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-23) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); related correspondence and terms and conditions +.

(10-24) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-25) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2015).

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions +, and The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2016).

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