Form 10-Q
period 2017-09-30
PROCTER & GAMBLE Co
filed 2017-10-20
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Yes ☐     No ☑
There were 2,536,958,080 shares of Common Stock outstanding as of September 30, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2017	2016
NET SALES	$16,653	$16,518
Cost of products sold	8,229	8,102
Selling, general and administrative expense	4,689	4,645
OPERATING INCOME	3,735	3,771
Interest expense	115	131
Interest income	49	35
Other non-operating income, net	82	63
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,751	3,738
Income taxes on continuing operations	881	863
NET EARNINGS FROM CONTINUING OPERATIONS	2,870	2,875
NET EARNINGS/(LOSS) FROM DISCONTINUED OPERATIONS	—	(118)
NET EARNINGS	2,870	2,757
Less: Net earnings attributable to noncontrolling interests	17	43
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,853	$2,714

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.09	$1.03
Earnings/(loss) from discontinued operations	—	(0.04)
BASIC NET EARNINGS PER COMMON SHARE	1.09	0.99
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.06	$1.00
Earnings/(loss) from discontinued operations	—	(0.04)
DILUTED NET EARNINGS PER COMMON SHARE	1.06	0.96
DIVIDENDS PER COMMON SHARE	$0.6896	$0.6695
Diluted weighted average common shares outstanding	2,690.6	2,822.9

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30
Amounts in millions	2017	2016
NET EARNINGS	$2,870	$2,757
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	840	(1)
Unrealized gains/(losses) on hedges	(463)	(115)
Unrealized gains/(losses) on investment securities	(4)	(13)
Unrealized gains/(losses) on defined benefit retirement plans	(33)	93
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	340	(36)
TOTAL COMPREHENSIVE INCOME	3,210	2,721
Less: Total comprehensive income attributable to noncontrolling interests	17	43
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,193	$2,678

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2017	June 30, 2017
Assets
CURRENT ASSETS
Cash and cash equivalents			$5,024	$5,569
Available-for-sale investment securities			10,983	9,568
Accounts receivable			4,942	4,594
INVENTORIES
Materials and supplies			1,344	1,308
Work in process			588	529
Finished goods			3,091	2,787
Total inventories			5,023	4,624
Prepaid expenses and other current assets			2,124	2,139
TOTAL CURRENT ASSETS			28,096	26,494
PROPERTY, PLANT AND EQUIPMENT, NET			20,108	19,893
GOODWILL			45,189	44,699
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,262	24,187
OTHER NONCURRENT ASSETS			5,196	5,133
TOTAL ASSETS			$122,851	$120,406

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$9,458	$9,632
Accrued and other liabilities			7,240	7,024
Debt due within one year			14,026	13,554
TOTAL CURRENT LIABILITIES			30,724	30,210
LONG-TERM DEBT			20,188	18,038
DEFERRED INCOME TAXES			8,481	8,126
OTHER NONCURRENT LIABILITIES			8,043	8,254
TOTAL LIABILITIES			67,436	64,628
SHAREHOLDERS’ EQUITY
Preferred stock			991	1,006
Common stock – shares issued –	September 2017	4,009.2
	June 2017	4,009.2	4,009	4,009
Additional paid-in capital			63,705	63,641
Reserve for ESOP debt retirement			(1,229)	(1,249)
Accumulated other comprehensive income/(loss)			(14,292)	(14,632)
Treasury stock			(95,563)	(93,715)
Retained earnings			97,197	96,124
Noncontrolling interest			597	594
TOTAL SHAREHOLDERS’ EQUITY			55,415	55,778
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$122,851	$120,406

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2017	2016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,569	$7,102
OPERATING ACTIVITIES
Net earnings	2,870	2,757
Depreciation and amortization	692	728
Share-based compensation expense	84	44
Deferred income taxes	426	(177)
Gain on sale of assets	(81)	(75)
Changes in:
Accounts receivable	(304)	(424)
Inventories	(357)	(287)
Accounts payable, accrued and other liabilities	235	298
Other operating assets and liabilities	(30)	135
Other	96	26
TOTAL OPERATING ACTIVITIES	3,631	3,025
INVESTING ACTIVITIES
Capital expenditures	(1,132)	(684)
Proceeds from asset sales	120	183
Acquisitions, net of cash acquired	—	(14)
Purchases of short-term investments	(1,942)	(631)
Proceeds from sales and maturities of short-term investments	388	243
Cash transferred related to the Beauty Brands divestiture	—	(348)
Restricted cash related to the Beauty Brands business	—	(874)
Change in other investments	32	4
TOTAL INVESTING ACTIVITIES	(2,534)	(2,121)
FINANCING ACTIVITIES
Dividends to shareholders	(1,823)	(1,851)
Change in short-term debt	48	1,519
Additions to long-term debt	2,124	891
Reductions of long-term debt	(151)	(1,001)
Treasury stock purchases	(2,502)	(1,002)
Impact of stock options and other	580	937
TOTAL FINANCING ACTIVITIES	(1,724)	(507)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	82	(43)
CHANGE IN CASH AND CASH EQUIVALENTS	(545)	354
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,024	$7,456

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.

2. New Accounting Pronouncements and Policies
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt the standard on July 1, 2018. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition is not materially impacted by the new standard. The provisions of the new standard may impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales. The impact would reduce net sales by less than 1%. We are still assessing the impact on financial disclosures related to the new standard. We do not expect this new guidance to have any other material impacts on our Consolidated Financial Statements.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. The new standard is effective for us beginning July 1, 2019, with early adoption permitted. We elected to early adopt the new guidance in the first quarter of fiscal year 2018. The amended presentation and disclosure guidance was applied on a prospective basis. The primary impact of adoption is the required disclosure changes. The adoption of the new standard did not have a material impact on our Consolidated Financial Statements, including the cumulative-effect adjustment required upon adoption.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

Amounts in millions of dollars unless otherwise specified.

3. Segment Information
As discussed in Note 11, the Company completed the divestiture of the Beauty Brands business on October 1, 2016. The Beauty Brands business is presented as discontinued operations and is excluded from segment results for the three months ended September 30, 2016.
Following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings from Continuing Operations
Beauty	2017	$3,138	$836	$632
	2016	2,996	783	592
Grooming	2017	1,577	414	329
	2016	1,658	529	415
Health Care	2017	1,902	455	305
	2016	1,861	496	320
Fabric & Home Care	2017	5,383	1,179	769
	2016	5,302	1,129	728
Baby, Feminine & Family Care	2017	4,545	964	630
	2016	4,595	1,045	697
Corporate	2017	108	(97)	205
	2016	106	(244)	123
Total Company	2017	$16,653	$3,751	$2,870
	2016	16,518	3,738	2,875

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2017	$12,791	$19,627	$5,878	$1,857	$4,546	$44,699
Translation and other	173	195	58	14	50	490
Goodwill at September 30, 2017	$12,964	$19,822	$5,936	$1,871	$4,596	$45,189

Goodwill increased from June 30, 2017 due to currency translation.
Identifiable intangible assets at September 30, 2017 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,372	$(4,956)
Intangible assets with indefinite lives	21,846	—
Total identifiable intangible assets	$29,218	$(4,956)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended September 30, 2017 and 2016 was $77 and $89, respectively.

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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. Both of these wholly acquired reporting units have fair value cushions that currently exceed the underlying carrying values. However, the Shave Care cushion, as well as the related Gillette indefinite-lived intangible asset cushion, have been reduced to below 10% due in large part to an increased competitive market environment in the U.S., a deceleration of category growth caused by changing grooming habits and significant currency devaluations in a number of countries relative to the U.S. dollar that have occurred in recent years and resulted in reduced cash flow projections. As a result, this reporting unit and indefinite-lived intangible asset are more susceptible to impairment risk.
The most significant assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the residual net sales growth rate and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans, and approximates expected long term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors such as further devaluation of currencies against the U.S. dollar. While management can and has implemented strategies to address these events, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles. The carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset as of September 30, 2017 are $19.5 billion and $15.7 billion, respectively.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite lived intangible asset, utilizing reasonably possible changes in the assumptions for the residual growth rate and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 50 basis point decrease to our residual growth rate or a 50 basis point increase to our discount rate.

	% change in estimated fair value
	+50 bps discount rate	-50 bps long-term growth
Shave Care goodwill reporting unit	(10)%	(7)%
Gillette indefinite-lived intangible asset	(10)%	(7)%

Amounts in millions of dollars unless otherwise specified.

5. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble, less preferred dividends (net of related tax benefits), by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and other stock-based awards and the assumed conversion of preferred stock.
Net earnings per share were as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
CONSOLIDATED AMOUNTS	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Net earnings/(loss)	$2,870	$—	$2,870	$2,875	$(118)	$2,757
Net earnings attributable to noncontrolling interests	(17)	—	(17)	(43)	—	(43)
Net earnings/(loss) attributable to P&G (Diluted)	2,853	—	2,853	2,832	(118)	2,714
Preferred dividends, net of tax benefit	(62)	—	(62)	(63)	—	(63)
Net earnings/(loss) attributable to P&G available to common shareholders (Basic)	$2,791	$—	$2,791	$2,769	$(118)	$2,651

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,550.5	—	2,550.5	2,674.7	2,674.7	2,674.7
Effect of dilutive securities
Conversion of preferred shares (1)	96.6	—	96.6	101.0	101.0	101.0
Exercise of stock options and other unvested equity awards (2)	43.5	—	43.5	47.2	47.2	47.2
Diluted weighted average common shares outstanding	2,690.6	—	2,690.6	2,822.9	2,822.9	2,822.9

PER SHARE AMOUNTS (3)
Basic net earnings/(loss) per common share	$1.09	$—	$1.09	$1.03	$(0.04)	$0.99
Diluted net earnings/(loss) per common share	$1.06	$—	$1.06	$1.00	$(0.04)	$0.96

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 20 million and 26 million for the three months ended September 30, 2017 and 2016, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings/(loss) attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended September 30
	2017	2016
Share-based compensation expense	$84	$44
Net periodic benefit cost for pension benefits (1)	51	96
Net periodic benefit cost/(credit) for other retiree benefits (1)	(38)	(19)

(1)
The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, excluding the settlement, curtailment, and special termination costs related to the divestiture of the Beauty Brands business reported in Net earnings from discontinued operations.

The disclosures above for both share-based compensation and postretirement benefits include amounts related to discontinued operations for the three months ended September 30, 2016, which were not material.

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2017.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2017.
The following table sets forth the Company’s financial assets as of September 30, 2017 and June 30, 2017 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	September 30, 2017	June 30, 2017
Investments
U.S. government securities	$7,188	$6,297
Corporate bond securities	3,795	3,271
Other investments	132	132
Total	$11,115	$9,700

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $2,646 as of September 30, 2017 and $2,494 as of June 30, 2017. The amortized cost of U.S. government securities with maturities between one and five years was $4,569 as of September 30, 2017 and $3,824 as of June 30, 2017. The amortized cost of Corporate bond securities with maturities of less than a year was $786 as of September 30, 2017 and $730 as of June 30, 2017. The amortized cost of Corporate bond securities with maturities between one and five years was $3,012 as of September 30, 2017 and $2,547 as of June 30, 2017. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $23,648 and $21,396 as of September 30, 2017 and June 30, 2017, respectively. This includes the current portion ($1,853 and $1,694 as of September 30, 2017 and June 30, 2017, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $1,854 and $1,716 as of September 30, 2017 and June 30, 2017, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of September 30, 2017 and June 30, 2017:

	Notional Amount		Derivative Fair Value Asset/(Liability)
	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017
Derivatives in Fair Value Hedging Relationships
Interest rate contracts (1)	$4,612	$4,552	$175	$178
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	$8,749	$6,102	$(184)	$(163)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$5,754	$4,969	$(68)	$18

(1)
The fair value of the derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, net of the fair value adjustment, was $4,764 as of September 30, 2017 and $4,705 as of June 30, 2017, respectively.

All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities. The total notional amount of contracts outstanding at the end of the period is indicative of the Company's derivative activity during the period. The increase in the notional balance

Amounts in millions of dollars unless otherwise specified.

of net investment hedges primarily reflects a movement into lower yielding foreign currency swaps. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives
	September 30, 2017	June 30, 2017
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	$(115)	$(104)

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended September 30, 2017 and 2016 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30
	2017	2016
Derivatives in Cash Flow Hedging Relationships (1)
Foreign currency contracts	—	(8)

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2017	2016
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(3)	$(28)
Debt	3	28
Total	$—	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(1)	$(8)

(1)
The gain or loss on cash flow hedging relationships is reclassified from AOCI into net income in the same period during which the related item affects earnings. Such amounts related to foreign currency contracts are included in the Consolidated Statements of Earnings in Selling, general and administrative expense (SG&A).

(2)
The gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are both recognized in the Consolidated Statements of Earnings in Interest expense.

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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2017	(2,947)	(25)	(4,397)	(7,263)	(14,632)
OCI before reclassifications (1)	(463)	(2)	(97)	840	278
Amounts reclassified from AOCI (2)	—	(2)	64	—	62
Net current period OCI	(463)	(4)	(33)	840	340
Balance at September 30, 2017	(3,410)	(29)	(4,430)	(6,423)	(14,292)

(1)	Net of tax expense/(benefit) of $(278), $0 and $(26) for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $24 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

Amounts in millions of dollars unless otherwise specified.

The below provides additional details on the amounts reclassified from AOCI into the Consolidated Statement of Earnings:

•	Hedges: see Note 7 for classification of gains and losses from hedges in the Consolidated Statements of Earnings.

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•	Pension and other retiree benefits: amounts reclassified from AOCI into Cost of products sold and SG&A and included in the computation of net periodic pension costs.
9. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually.
In fiscal 2017, the Company announced specific elements of a multi-year productivity and cost savings plan to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. During fiscal years 2018 and 2019, the Company expects to incur approximately $1.2 billion in before-tax restructuring costs under the plan. This program is expected to result in meaningful incremental non-manufacturing enrollment reductions, along with further optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three month period ended September 30, 2017, the Company incurred total restructuring charges of approximately $157. Approximately $39 of these charges were recorded in SG&A and $118 of these charges were recorded in Cost of products sold. The following table presents restructuring activity for the three months ended September 30, 2017:

		Three Months Ended September 30, 2017
	Accrual Balance June 30, 2017	Charges	Cash Spent	Charges Against Assets	Accrual Balance September 30, 2017
Separations	$228	$46	$(34)	$—	$240
Asset-related costs	—	86	—	(86)	—
Other costs	49	25	(21)	—	53
Total	$277	$157	$(55)	$(86)	$293

Separation Costs
Employee separation charges for the three month period ended September 30, 2017 relate to severance packages for approximately 480 employees. These severance packages included approximately 140 non-manufacturing employees. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

Three Months Ended September 30, 2017
Beauty	$20
Grooming	6
Health Care	4
Fabric & Home Care	30
Baby, Feminine & Family Care	51
Corporate (1)	46
Total Company	$157

(1)	Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities.

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
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2017.

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
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended September 30, 2016. The Beauty Brands were historically part of the Company's Beauty reportable segment.
The following is selected financial information underlying the Net earnings/(loss) from discontinued operations for the Beauty Brands:

Three Months Ended September 30
2016
Net sales	$1,159
Cost of products sold	450
Selling, general and administrative expense	783
Interest expense	14
Other non-operating income/(loss), net	16
Earnings/(loss) from discontinued operations before income taxes	$(72)
Income taxes on discontinued operations	46
Net earnings/(loss) from discontinued operations	$(118)

The Beauty Brands incurred transition costs of $167, after-tax, for the three months ended September 30, 2016, included in the above table.
The following is selected financial information related to cash flows from discontinued operations for the Beauty Brands:

Three Months Ended September 30
2016
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24
Before tax gain on sale of business	13
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$38

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors,” and "Notes 4 and 10 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to affect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and health care; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third party relationships, such as our suppliers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions (including the United Kingdom’s decision to leave the European Union) and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, intellectual property, antitrust, privacy, tax, environmental, and accounting and financial reporting) and to resolve pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations, including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; and (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Three Months Ended September 30, 2017

•	Economic Conditions and Uncertainties

•	Results of Operations – Three Months Ended September 30, 2017

•	Business Segment Discussion – Three Months Ended September 30, 2017

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2017 (excluding net sales and net earnings in Corporate):

	Three Months Ended September 30
	Net Sales	Net Earnings
Beauty	19%	24%
Grooming	10%	12%
Health Care	11%	11%
Fabric & Home Care	33%	29%
Baby, Feminine & Family Care	27%	24%
Total Company	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2017 versus the three months ended September 30, 2016:

•
Net sales increased 1% to $16.7 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, also increased 1%. Organic sales increased 5% in Beauty, 1% in Health Care and 2% in Fabric & Home Care. Organic sales declined 1% in Baby, Feminine & Family Care and 6% in Grooming.

•
Unit volume increased 1%, with organic volume also up 1%. Volume increased low single digits in Fabric & Home Care, was unchanged in Beauty and Health Care and decreased low single digits in Baby, Feminine & Family Care and Grooming segments. Excluding the impacts of minor brand divestitures, organic volume increased low single digits in Health Care and was unchanged in Baby, Feminine & Family Care.

•
Net earnings from continuing operations were $2.9 billion, unchanged versus the prior year period. A decrease in operating income due primarily to lower gross margin, was offset by an increase in non operating income, primarily due to an increase in gains from minor brand divestitures, an increase in interest income and a reduction in interest expense.

•	Diluted net earnings per share from continuing operations increased 6% to $1.06 due primarily to reduced shares outstanding.

•	Net earnings attributable to Procter & Gamble increased 5% versus the prior year period to $2.9 billion. The base period included a loss from discontinued operations.

•
Core net earnings attributable to Procter & Gamble, which excludes incremental restructuring charges, increased 1% to $2.9 billion. Core net earnings per share increased 6% to $1.09 due to the increase in core net earnings and the reduction in shares outstanding.

•
Operating cash flow was $3.6 billion. Free cash flow, which is operating cash flow less capital expenditures, was $2.5 billion. Free cash flow productivity, which is the ratio of free cash flow to net earnings, was 87%.

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
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvement projects in 2012. In fiscal 2016, we announced an additional multi-year cost reduction program. This program is expected to result in meaningful non-manufacturing enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Over the prior four fiscal years, the U.S. dollar had strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Egypt, Nigeria, and the United Kingdom have previously had, and could in the future have, a significant impact on our sales, costs and earnings. Increased pricing in response to these fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies. For example, the U.S. is considering corporate tax reform that may significantly impact the corporate tax rate and change the U.S. tax treatment of international earnings. The potential impact of such a change, if ultimately enacted, is uncertain. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria and Ukraine. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to Part I, Item 1A "Risk Factors" in the Company’s Form 10-K for the fiscal year ended June 30, 2017.
RESULTS OF OPERATIONS – Three Months Ended September 30, 2017
The following discussion provides a review of results for the three months ended September 30, 2017 versus the three months ended September 30, 2016.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2017	2016	% Chg
Net sales	$16,653	$16,518	1%
Operating income	3,735	3,771	(1)%
Net earnings from continuing operations	2,870	2,875	—%
Net earnings/(loss) from discontinued operations	—	(118)	N/A
Net earnings attributable to Procter & Gamble	2,853	2,714	5%
Diluted net earnings per common share	1.06	0.96	10%
Diluted net earnings per share from continuing operations	1.06	1.00	6%
Core net earnings per common share	1.09	1.03	6%

	Three Months Ended September 30
COMPARISONS AS A % OF NET SALES	2017	2016	Basis Pt Chg
Gross profit	50.6%	51.0%	(40)
Selling, general & administrative expense	28.2%	28.1%	10
Operating income	22.4%	22.8%	(40)
Earnings from continuing operations before income taxes	22.5%	22.6%	(10)
Net earnings from continuing operations	17.2%	17.4%	(20)
Net earnings attributable to Procter & Gamble	17.1%	16.4%	70
Net Sales
Net sales for the quarter increased 1% to $16.7 billion. Unit volume increased 1%. Foreign exchange, pricing and mix had no net impact on consolidated net sales. Volume increased low single digits in Fabric & Home Care and was unchanged in Beauty and Health Care. Volume decreased low single digits in Grooming and Baby, Feminine & Family Care. Excluding minor brand divestitures, Baby, Feminine & Family Care volume was unchanged and Health Care increased low single digits. Volume increased low single digits in developed regions and was unchanged in developing regions. Excluding the impact of minor brand divestitures, volume increased low single digits in developing regions. Organic sales increased 1% driven by a 1% increase in organic volume.

	Net Sales Change Drivers 2018 vs. 2017 (Three Months Ended September 30)*
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other**	Net Sales Growth
Beauty	—%	—%	—%	1%	4%	—%	5%
Grooming	(1)%	(1)%	1%	(3)%	(2)%	—%	(5)%
Health Care	—%	1%	1%	1%	—%	—%	2%
Fabric & Home Care	2%	2%	—%	—%	—%	—%	2%
Baby, Feminine & Family Care	(1)%	—%	—%	(1)%	—%	1%	(1)%
Total Company	1%	1%	—%	—%	—%	—%	1%
* Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
** Other includes the sales mix impact from acquisitions/divestitures, impact from India Goods and Sales Tax implementation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 40 basis points to 50.6% of net sales for the quarter. Gross margin benefited 150 basis points from manufacturing cost savings projects (130 basis points net of product and packaging reinvestments). This impact was offset by:

•	a 70 basis point decline due to higher commodity costs,

•
a 50 basis point decline from unfavorable product mix (primarily within segments due to disproportionate growth of lower margin products and between segments caused by the disproportionate net sales growth in Fabric & Home Care, which has lower than company-average gross margin),

•	a 30 basis point impact from unfavorable foreign exchange and

•	a 20 basis point decline from lower restructuring costs and other impacts.
Total SG&A spending increased 1% to $4.7 billion due to increases in marketing and overhead spending, partially offset by reduction in other operating expense, primarily from lower foreign exchange transactional charges. SG&A as a percentage of net sales increased 10 basis points to 28.2%. A 70 basis point increase in overhead expenses was partially offset by a reduction in other operating expense. Overhead costs as a percent of net sales increased due to wage inflation, investments and other impacts. Marketing spending as a percent of net sales was unchanged as investments in advertising and other marketing activities were offset by reductions in agency compensation and production costs. Productivity-driven cost savings delivered 40 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $115 million for the quarter, a decrease of $16 million versus the prior year period, due to a decrease in weighted average interest rates. Interest income was $49 million for the quarter, an increase of $14 million versus the prior year period due to an increase in interest-bearing cash and cash equivalents balances. Other non-operating income was $82 million, an increase of $19 million due to an increase in gains from minor brand divestitures.
Income Taxes on Continuing Operations
The effective tax rate on continuing operations increased 40 basis points to 23.5% versus the prior year period. Lower excess tax benefits associated with share-based payments (110 basis points in the current year versus 310 in the prior year) were partially offset by favorable impacts from geographic mix of earnings due to a higher proportion of earnings outside of the US.
Net Earnings from Continuing Operations
Net earnings from continuing operations were unchanged at $2.9 billion for the quarter as an increase in net sales and non-operating income were offset by the decrease in gross margin, increase in SG&A as a percent of net sales and increase in effective tax rate, all of which are discussed above. Foreign exchange impacts had a nominal effect on net earnings for the quarter, considering both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 6% to $1.06 due primarily to a reduction in the number of weighted average shares outstanding.
Discontinued Operations
Net earnings from discontinued operations were zero in the current period versus a loss of $118 million in the prior year period. The base period result was driven primarily by the transition costs associated with the sale of the Beauty Brands, which closed on October 1, 2016 (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble increased $0.1 billion or 5% to $2.9 billion for the quarter. The increase was due to the improvement in discontinued operations. Diluted net earnings per share increased 10% to $1.06. The difference between the increase in net earnings and the increase in the related earnings per share was due to the reduction in weighted average shares outstanding. Core net earnings per share increased 6% to $1.09. Core net earnings per share represents diluted net earnings per share from continuing operations excluding incremental restructuring charges related to our productivity and cost savings plans.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2017
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three month period ended September 30, 2017 are provided based on a comparison to the same three month period ended September 30, 2016. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three months ended September 30, 2017 versus the comparable prior year periods (dollar amounts in millions):

	Three Months Ended September 30, 2017
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings from Continuing Operations	% Change Versus Year Ago
Beauty	$3,138	5%	$836	7%	$632	7%
Grooming	1,577	(5)%	414	(22)%	329	(21)%
Health Care	1,902	2%	455	(8)%	305	(5)%
Fabric & Home Care	5,383	2%	1,179	4%	769	6%
Baby, Feminine & Family Care	4,545	(1)%	964	(8)%	630	(10)%
Corporate	108	2%	(97)	N/A	205	N/A
Total Company	$16,653	1%	$3,751	—%	$2,870	—%
Beauty
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Beauty net sales increased 5% to $3.1 billion during the first fiscal quarter on unit volume that was unchanged. Price increases added 1% to net sales while favorable product mix added 4%, due to premium innovation and the disproportionate growth of the super-premium SK-II brand, which has higher than average selling prices. Organic sales increased 5%. Global market share of the Beauty segment decreased 0.2 points. Volume decreased low single digits in developed regions and increased low single digits in developing regions.

•
Volume in Hair Care was unchanged. Developed market volume decreased low single digits due to lower promotional activity at certain customers and following increased pricing. Volume in developing regions was unchanged as increases from product innovation offset decreases following increased pricing. Global market share of the Hair Care category was unchanged.

•
Volume in Skin and Personal Care was unchanged. Volume decreased low single digits in developed regions following increased pricing. Volume increased low single digits in developing regions due to product innovation and increased marketing. Global market share of the Skin and Personal Care category decreased slightly.

Net earnings increased 7% to $632 million due to the increase in net sales and a 40 basis point increase in net earnings margin. The net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales. SG&A as a percentage of net sales decreased due to a decrease in marketing spending as a percent of net sales. Gross margin decreased slightly as higher commodity costs and capacity investments were only partially offset by productivity savings and the benefit of higher pricing.

Grooming
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Grooming net sales decreased 5% to $1.6 billion during the first fiscal quarter on a 1% decrease in unit volume. Price reductions in Shave Care reduced net sales by 3%. Unfavorable product mix reduced net sales by 2% driven by the disproportionate decline of certain developed markets, partially offset by the growth of Appliances, which has higher than segment-average selling prices. Organic sales decreased 6%. Global market share of the Grooming segment decreased 0.8 points. Volume decreased low single digits in developed and developing regions.

•
Shave Care volume decreased low single digits in both developed and developing regions due to competitive activity, and lower distribution in certain markets. Global market share of the Shave Care category decreased less than a point.

•	Volume in Appliances increased double digits in both developed and developing regions due to product innovation. Global market share of the Appliances category increased more than two points.
Net earnings decreased 21% to $329 million due to the reduction in net sales and a 420 basis point decrease in net earnings margin. Net earnings margin decreased due to a reduction in gross margin and an increase in SG&A as a percent of net sales. Gross margin decreased as the negative impact of lower pricing and unfavorable geographic mix was only partially offset by the benefit of cost savings projects. SG&A as a percent of net sales increased due to an increase in both overhead and marketing spending along with the negative scale impacts of the reduction in net sales.
Health Care
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Health Care net sales increased 2% to $1.9 billion during the first fiscal quarter on unit volume that was unchanged. Favorable foreign exchange increased net sales by 1% and price increases contributed 1% to net sales. Organic sales increased 1% on organic volume that increased 1%. Global market share of the Health Care segment decreased 0.3 points. Volume decreased low single digits in developed regions and increased low single digits in developing regions.

•
Oral Care volume increased low single digits. Volume increased low single digits in both developed and developing regions driven by market growth, product innovation and marketing investments. Global market share of the Oral Care category decreased nearly half a point.

•
Volume in Personal Health Care decreased low single digits. Volume decreased mid-single digits in developed regions due to relatively lower levels of product innovation versus year ago. Volume was unchanged in developing regions. Organic volume increased low single digits in developing regions due to increased distribution. Global market share of the Personal Health Care category was unchanged.

Net earnings decreased 5% to $305 million as the increase in net sales was more than offset by a 110 basis point decrease in net earnings margin. Net earnings margin declined primarily due to a reduction in non-operating income driven by a base period gain from minor brand divestitures. Gross margin increased primarily due to manufacturing cost savings. This was largely offset by an increase in SG&A as a percentage of net sales due to increased marketing and overhead spending.
Fabric & Home Care
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Fabric & Home Care net sales increased 2% to $5.4 billion for the first fiscal quarter on a 2% increase in unit volume. Organic sales also increased 2%. Global market share of the Fabric & Home Care segment decreased 0.1 points. Volume increased low single digits in developed and developing regions.

•
Fabric Care volume increased low single digits. Developed regions grew mid-single digits driven by product innovation. Developing regions grew low single digits due to product innovation and market growth. Global market share of the Fabric Care category was unchanged.

•
Home Care volume was unchanged. Developed market volume declined low single digits due to hand dishwashing market contraction. Developing regions increased mid-single digits due to product innovation and marketing investments. Global market share of the Home Care category was unchanged.

Net earnings increased 6% to $769 million due to a 60 basis-point increase in net earnings margin and the increase in net sales. Net earnings margin increased primarily due to an increase in non operating income from gains on minor brand divestitures in the current period. SG&A as a percentage of net sales was unchanged. Gross margin increased slightly due to manufacturing cost savings partially offset by unfavorable foreign exchange and unfavorable product mix (due to an increase in the proportion of product forms and larger package sizes with lower than segment-average margins).

Baby, Feminine & Family Care
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Baby, Feminine & Family Care net sales decreased 1% to $4.5 billion during the first fiscal quarter on a 1% decrease in unit volume. Organic volume, which excludes the impact of minor brand divestitures, was unchanged. Lower pricing reduced net sales by 1%. Organic sales decreased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.4 points. Volume was unchanged in developed regions and decreased low single digits in developing regions.

•
Volume in Baby Care decreased mid-single digits. Developed regions declined low single digits due to competitive activities. Developing regions declined high single digits due to volume decline following increased pricing, competitive activity and reduction in trade inventories. Global market share of the Baby Care category decreased more than a point.

•
Volume in Feminine Care decreased low single digits. Organic volume, which excludes the impact of minor brand divestitures, increased low single digits. Organic volume decreased low single digits in developed regions due to competitive activity. Volume increased mid-single digits in developing regions due to product innovation and market growth. Global market share of the Feminine Care category was unchanged.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation, distribution gains and increased marketing activities. In the U.S., all-outlet share of the Family Care category increased more than a point.

Net earnings decreased 10% to $630 million due to a 130 basis-point decrease in net earnings margin and the reduction in net sales. Net earnings margin decreased primarily due to a decline in gross margin. Gross margin decreased due to an increase in commodity costs and unfavorable product mix (from an increase in product forms and larger package sizes with lower than segment-average margins), partially offset by manufacturing cost savings. SG&A as a percentage of net sales was unchanged.
Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; other general corporate items; the gains and losses related to certain divested brands and categories; certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization; and certain significant asset impairment charges. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant reconciling item includes income taxes to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate.
Corporate net sales increased 2% to $108 million during the first fiscal quarter. Corporate net earnings from continuing operations improved by $82 million in the first fiscal quarter. Corporate net earnings increased due to gains on minor brand divestitures and a reduction in foreign exchange transactional charges, partially offset by reduced current year excess tax benefits associated with share-based payments. Additional discussion of these items is included in the Results of Operations section.
Productivity and Cost Savings Plan
In 2012, the Company initiated a productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads. The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy. In 2016, the Company communicated additional multi-year productivity and cost savings targets. In 2017, the Company communicated specific elements of the productivity and cost savings targets.
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

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $3.6 billion of cash from operating activities fiscal year to date, an increase of $0.6 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes, and gain on sale of assets), generated $4.0 billion of operating cash flow. Working capital and other impacts used $0.4 billion of cash in the period. Accounts receivable used $304 million of cash due to the timing of quarter-end (which fell on a weekend, resulting in fewer days collection) and to a lesser extent, the extension of customer payment terms for seasonal products. Inventory consumed $357 million of cash primarily due to product initiatives and seasonal inventory builds in certain GBUs. Accounts payable, accrued and other liabilities generated $235 million of cash primarily driven by extended payment terms with our suppliers. All other operating assets and liabilities used $30 million of cash.
Investing Activities
Cash used by investing activities was $2.5 billion fiscal year to date. Capital expenditures were $1.1 billion, or 6.8% of net sales. We generated $120 million of cash from proceeds from asset sales, primarily from plant sales and minor brand divestitures. We used $1.9 billion for purchases of short-term investments, partially offset by $388 million of cash generated from sales and maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $1.7 billion fiscal year to date. We used $2.5 billion for treasury stock purchases and $1.8 billion for dividends. Cash generated from the net effect of debt issuances and payments was $2.0 billion. Cash from the exercise of stock options and other impacts generated $580 million of cash.
As of September 30, 2017, our current liabilities exceeded current assets by $2.6 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
Incremental restructuring: The Company has had and continues to have an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. In 2012, Procter & Gamble began a $10 billion strategic productivity and cost savings initiative that includes incremental restructuring activities. In 2016, the Company communicated additional multi-year productivity and cost savings targets. This results in incremental restructuring charges to accelerate productivity efforts and cost savings. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs.
We do not view these items to be part of our sustainable results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.
Organic sales growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures, the impact from India Goods and Services Tax changes (which were effective on July 1, 2017) and foreign exchange from year-over-year comparisons. Management believes this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis.
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
Organic sales growth:

Three Months Ended September 30, 2017	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact*	Organic Sales Growth
Beauty	5%	—%	—%	5%
Grooming	(5)%	(1)%	—%	(6)%
Health Care	2%	(1)%	—%	1%
Fabric & Home Care	2%	—%	—%	2%
Baby, Feminine & Family Care	(1)%	—%	—%	(1)%
Total Company	1%	—%	—%	1%
* Acquisition/Divestiture Impact includes both the volume and mix impact of acquisitions and divestitures and also includes the impact of India Goods and Services Tax changes and rounding impacts necessary to reconcile net sales to organic sales.
Free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, September 30, 2017
Operating Cash Flow	Capital Spending	Free Cash Flow
$3,631	$(1,132)	$2,499
Free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, September 30, 2017
Free Cash Flow	Net Earnings	Free Cash Flow Productivity
$2,499	$2,870	87%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,229	(100)	—	8,129
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,689	5	—	4,694
OPERATING INCOME	3,735	95	—	3,830
INCOME TAX ON CONTINUING OPERATIONS	881	20	—	901
NET EARNINGS ATTRIBUTABLE TO P&G	2,853	75	—	2,928
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE*	1.06	0.03	—	1.09
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	6%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,102	—	(111)	—	7,991
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	4,645	—	23	(1)	4,667
OPERATING INCOME	3,771	—	88	1	3,860
INCOME TAX ON CONTINUING OPERATIONS	863	—	15	1	879
NET EARNINGS ATTRIBUTABLE TO P&G	2,714	118	73	—	2,905
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE*	0.96	0.04	0.03	—	1.03
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2017. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chairman of the Board, President and Chief Executive Officer, David S. Taylor, and the Company’s Vice Chairman and Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Taylor and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Taylor and Moeller, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On July 18, 2017, the Pennsylvania Department of Environmental Protection (“DEP”) informed the Mehoopany Plant, a manufacturing site owned by The Procter & Gamble Paper Products Company, by telephone that the DEP intends to seek a potential penalty of $339,000 for alleged non-compliance with permit requirements for continuous emissions monitoring system quality assurance and emission limit exceedances. The site disputes the potential penalty amount and has initiated discussion with the DEP regarding this matter.
The Company is subject, from time to time, to certain other legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax.

Item 1A.	Risk Factors
For information on Risk Factors, please refer to Part I, Item 1A "Risk Factors" in the Company’s Form 10-K for the fiscal year ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2017 - 7/31/2017	8,343,614	$87.73	5,690,332	(3)
8/01/2017 - 8/31/2017	10,879,865	$91.91	10,879,865	(3)
9/01/2017 - 9/30/2017	10,736,922	$93.14	10,736,922	(3)
Total	29,960,401	$91.19	27,307,119

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

(3)
On July 27, 2017, the Company stated that in fiscal year 2018 the Company expects to reduce outstanding shares through direct share repurchases at a value of approximately $4 to $7 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

4-1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company Annual Report on Form 10-K for the year ended June 30, 2015)

10-1	The Procter & Gamble Performance Stock Program Summary * +

10-2	The Procter & Gamble Performance Stock Program - Related Correspondence and Terms and Conditions * +

10-3	Summary of the Company’s Short Term Achievement Reward Program * +

10-4	Company’s Form of Separation Letter & Release * +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

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

THE PROCTER & GAMBLE COMPANY

October 20, 2017	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Senior Vice President, Comptroller and Treasurer

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

4-1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company Annual Report on Form 10-K for the year ended June 30, 2015)

10-1	The Procter & Gamble Performance Stock Program Summary +

10-2	The Procter & Gamble Performance Stock Program - Related Correspondence and Terms and Conditions +

10-3	Summary of the Company’s Short Term Achievement Reward Program +

10-4	Company’s Form of Separation Letter & Release +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.