Form 10-Q
period 2017-12-31
PROCTER & GAMBLE Co
filed 2018-01-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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
Yes ☐     No ☑
There were 2,521,003,706 shares of Common Stock outstanding as of December 31, 2017.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2017	2016	2017	2016
NET SALES	$17,395	$16,856	$34,048	$33,374
Cost of products sold	8,667	8,298	16,896	16,400
Selling, general and administrative expense	4,725	4,683	9,414	9,328
OPERATING INCOME	4,003	3,875	7,738	7,646
Interest expense	122	122	237	253
Interest income	66	42	115	77
Other non-operating income/(expense), net	86	(539)	168	(476)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,033	3,256	7,784	6,994
Income taxes on continuing operations	1,472	695	2,353	1,558
NET EARNINGS FROM CONTINUING OPERATIONS	2,561	2,561	5,431	5,436
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	5,335	—	5,217
NET EARNINGS	2,561	7,896	5,431	10,653
Less: Net earnings attributable to noncontrolling interests	66	21	83	64
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,495	$7,875	$5,348	$10,589

BASIC NET EARNINGS PER COMMON SHARE (1)
Earnings from continuing operations	$0.96	$0.96	$2.05	$1.99
Earnings from discontinued operations	—	2.05	—	1.98
BASIC NET EARNINGS PER COMMON SHARE	0.96	3.01	2.05	3.97
DILUTED NET EARNINGS PER COMMON SHARE (1)
Earnings from continuing operations	$0.93	$0.93	$2.00	$1.93
Earnings from discontinued operations	—	1.95	—	1.88
DILUTED NET EARNINGS PER COMMON SHARE	0.93	2.88	2.00	3.81
DIVIDENDS PER COMMON SHARE	$0.6896	$0.6695	$1.3790	$1.3390
Diluted Weighted Average Common Shares Outstanding	2,669.6	2,737.6	2,680.1	2,780.2

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2017	2016	2017	2016
NET EARNINGS	$2,561	$7,896	$5,431	$10,653
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	188	(1,988)	1,028	(1,989)
Unrealized gains/(losses) on hedges	(167)	864	(630)	749
Unrealized gains/(losses) on investment securities	(61)	(55)	(65)	(68)
Unrealized gains/(losses) on defined benefit retirement plans	161	600	128	693
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	121	(579)	461	(615)
TOTAL COMPREHENSIVE INCOME	2,682	7,317	5,892	10,038
Less: Total comprehensive income attributable to noncontrolling interests	66	21	83	64
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$2,616	$7,296	$5,809	$9,974

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2017	June 30, 2017
Assets
CURRENT ASSETS
Cash and cash equivalents			$7,432	$5,569
Available-for-sale investment securities			11,326	9,568
Accounts receivable			5,182	4,594
INVENTORIES
Materials and supplies			1,471	1,308
Work in process			575	529
Finished goods			3,085	2,787
Total inventories			5,131	4,624
Prepaid expenses and other current assets			2,143	2,139
TOTAL CURRENT ASSETS			31,214	26,494
PROPERTY, PLANT AND EQUIPMENT, NET			20,420	19,893
GOODWILL			45,624	44,699
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,224	24,187
OTHER NONCURRENT ASSETS			5,162	5,133
TOTAL ASSETS			$126,644	$120,406

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$9,740	$9,632
Accrued and other liabilities			7,820	7,024
Debt due within one year			15,547	13,554
TOTAL CURRENT LIABILITIES			33,107	30,210
LONG-TERM DEBT			22,186	18,038
DEFERRED INCOME TAXES			6,145	8,126
OTHER NONCURRENT LIABILITIES			10,485	8,254
TOTAL LIABILITIES			71,923	64,628
SHAREHOLDERS’ EQUITY
Preferred stock			986	1,006
Common stock – shares issued –	December 2017	4,009.2
	June 2017	4,009.2	4,009	4,009
Additional paid-in capital			63,757	63,641
Reserve for ESOP debt retirement			(1,229)	(1,249)
Accumulated other comprehensive income/(loss)			(14,171)	(14,632)
Treasury stock			(97,121)	(93,715)
Retained earnings			97,881	96,124
Noncontrolling interest			609	594
TOTAL SHAREHOLDERS’ EQUITY			54,721	55,778
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$126,644	$120,406

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2017	2016
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,569	$7,102
OPERATING ACTIVITIES
Net earnings	5,431	10,653
Depreciation and amortization	1,368	1,435
Loss on early extinguishment of debt	—	543
Share-based compensation expense	157	104
Deferred income taxes	(2,008)	(448)
Gain on sale of assets	(158)	(5,343)
Changes in:
Accounts receivable	(547)	(595)
Inventories	(457)	(247)
Accounts payable, accrued and other liabilities	857	(296)
Other operating assets and liabilities	2,524	152
Other	148	67
TOTAL OPERATING ACTIVITIES	7,315	6,025
INVESTING ACTIVITIES
Capital expenditures	(1,900)	(1,429)
Proceeds from asset sales	201	280
Acquisitions, net of cash acquired	(101)	(16)
Purchases of short-term investments	(3,598)	(1,739)
Proceeds from sales and maturities of short-term investments	1,643	354
Pre-divestiture addition of restricted cash related to the Beauty Brands divestiture	—	(874)
Cash transferred at closing related to the Beauty Brands divestiture	—	(475)
Release of restricted cash upon closing of the Beauty Brands divestiture	—	1,870
Change in other investments	50	8
TOTAL INVESTING ACTIVITIES	(3,705)	(2,021)
FINANCING ACTIVITIES
Dividends to shareholders	(3,636)	(3,637)
Change in short-term debt	1,524	2,715
Additions to long-term debt	5,072	2,641
Reductions of long-term debt	(1,281)	(5,029)	(1)
Treasury stock purchases	(4,253)	(2,503)
Impact of stock options and other	698	1,074
TOTAL FINANCING ACTIVITIES	(1,876)	(4,739)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	129	(316)
CHANGE IN CASH AND CASH EQUIVALENTS	1,863	(1,051)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,432	$6,051

(1)	Includes $543 of costs related to early extinguishment of debt.

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

2. New Accounting Pronouncements and Policies and U.S. Tax Reform
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt the standard on July 1, 2018, using the modified retrospective transition method. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition is not materially impacted by the new standard. The provisions of the new standard may impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales. The impact would reduce net sales by less than 1%. We are still assessing the impact on financial disclosures related to the new standard. We do not expect this new guidance to have any other material impacts on our Consolidated Financial Statements.
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

U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. However, the Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the Tax Act. For the quarter ended December 31, 2017, these impacts resulted in a net tax benefit of approximately $135 million, as the impact of the lower blended U. S. federal rate was largely offset by the inability to fully credit foreign taxes that were previously included in our estimated annual effective tax rate. This impact, along with the transitional taxes discussed in the paragraph below, are being reflected in the Corporate Segment for both management and segment reporting for fiscal 2018.
There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $628 million for the quarter ended December 31, 2017, comprised of an estimated repatriation tax charge of $3.8 billion (comprised of the U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax benefit of $3.2 billion.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending June 30, 2018.

Amounts in millions of dollars unless otherwise specified.

3. Segment Information
As discussed in Note 11, the Company completed the divestiture of the Beauty Brands business on October 1, 2016. The Beauty Brands business is presented as discontinued operations and is excluded from segment results for the three and six months ended December 31, 2016.
Following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2017	$3,233	$853	$655	$6,371	$1,689	$1,287
	2016	2,942	714	540	5,938	1,497	1,132
Grooming	2017	1,776	531	423	3,353	945	752
	2016	1,789	614	469	3,447	1,143	884
Health Care	2017	2,212	668	455	4,114	1,123	760
	2016	2,072	608	422	3,933	1,104	742
Fabric & Home Care	2017	5,434	1,101	714	10,817	2,280	1,483
	2016	5,270	1,125	725	10,572	2,254	1,453
Baby, Feminine & Family Care	2017	4,613	933	597	9,158	1,897	1,227
	2016	4,645	1,038	680	9,240	2,083	1,377
Corporate	2017	127	(53)	(283)	235	(150)	(78)
	2016	138	(843)	(275)	244	(1,087)	(152)
Total Company	2017	$17,395	$4,033	$2,561	$34,048	$7,784	$5,431
	2016	16,856	3,256	2,561	33,374	6,994	5,436

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2017	$12,791	$19,627	$5,878	$1,857	$4,546	$44,699
Acquisitions and divestitures	73	—	—	—	—	73
Translation and other	277	371	103	26	75	852
Goodwill at December 31, 2017	$13,141	$19,998	$5,981	$1,883	$4,621	$45,624

Goodwill increased from June 30, 2017 due to currency translation and acquisitions.
Identifiable intangible assets at December 31, 2017 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,431	$5,038
Intangible assets with indefinite lives	21,831	—
Total identifiable intangible assets	$29,262	$5,038

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended December 31, 2017 and 2016 was $75 and $80, respectively. For the six months ended December 31, 2017 and 2016, the amortization expense of intangible assets was $152 and $169, respectively.

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
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment, margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. Both of these wholly acquired reporting units have fair value cushions (the fair values currently exceed the underlying carrying values). However, the Shave Care cushion has been reduced to below 10% and the related Gillette indefinite-lived intangible asset cushion has been reduced to about 10%, both due in large part to an increased competitive market environment in the U.S., a deceleration of category growth caused by changing grooming habits and significant currency devaluations in a number of countries relative to the U.S. dollar that have occurred in recent years and resulted in reduced cash flow projections. As a result, this reporting unit and indefinite-lived intangible asset are more susceptible to impairment risk.
The most significant assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the residual net sales growth rate and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans, and approximates expected long term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. While management can and has implemented strategies to address these events, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles. As of December 31, 2017, the carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset are $19.7 billion and $15.7 billion, respectively.
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

	Approximate Percent Change in Estimated Fair Value
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
Net earnings per share were as follows:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
CONSOLIDATED AMOUNTS	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$2,561	$2,561	$5,335	$7,896
Net earnings attributable to noncontrolling interests	(66)	(21)	—	(21)
Net earnings attributable to P&G (Diluted)	2,495	2,540	5,335	7,875
Preferred dividends, net of tax benefit	(62)	(61)	—	(61)
Net earnings attributable to P&G available to common shareholders (Basic)	$2,433	$2,479	$5,335	$7,814

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,533.9	2,596.6	2,596.6	2,596.6
Effect of dilutive securities
Conversion of preferred shares (1)	95.5	100.1	100.1	100.1
Exercise of stock options and other unvested equity awards (2)	40.2	40.9	40.9	40.9
Diluted weighted average common shares outstanding	2,669.6	2,737.6	2,737.6	2,737.6

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$0.96	$0.96	$2.05	$3.01
Diluted net earnings per common share	$0.93	$0.93	$1.95	$2.88

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
CONSOLIDATED AMOUNTS	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$5,431	$5,436	$5,217	$10,653
Net earnings attributable to noncontrolling interests	(83)	(64)	—	(64)
Net earnings attributable to P&G (Diluted)	5,348	5,372	5,217	10,589
Preferred dividends, net of tax benefit	(124)	(124)	—	(124)
Net earnings attributable to P&G available to common shareholders (Basic)	$5,224	$5,248	$5,217	$10,465

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,542.2	2,635.6	2,635.6	2,635.6
Effect of dilutive securities
Conversion of preferred shares (1)	96.0	100.5	100.5	100.5
Exercise of stock options and other unvested equity awards (2)	41.9	44.1	44.1	44.1
Diluted weighted average common shares outstanding	2,680.1	2,780.2	2,780.2	2,780.2

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$2.05	$1.99	$1.98	$3.97
Diluted net earnings per common share	$2.00	$1.93	$1.88	$3.81

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 24 million and 27 million for the three months ended December 31, 2017 and 2016, and approximately 22 million and 27 million for the six months ended December 31, 2017 and 2016, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
Share-based compensation expense	$73	$74	$157	$118
Net periodic benefit cost for pension benefits (1)	52	257	103	353
Net periodic benefit cost/(credit) for other retiree benefits (1)	(38)	58	(76)	39

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

The disclosures above for both share-based compensation and postretirement benefits include amounts related to discontinued operations for the three and six months ended December 31, 2016. For both periods, this includes $186 of pension benefit costs and $34 of other retiree benefit costs related to settlements, curtailments and special terminations included in Net earnings from discontinued operations.

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2017.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2017.
The following table sets forth the Company’s financial assets as of December 31, 2017 and June 30, 2017 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	December 31, 2017	June 30, 2017
Investments
U.S. government securities	$7,045	$6,297
Corporate bond securities	4,281	3,271
Other investments	115	132
Total	$11,441	$9,700

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $1,847 as of December 31, 2017 and $2,494 as of June 30, 2017. The amortized cost of U.S. government securities with maturities between one and five years was $5,267 as of December 31, 2017 and $3,824 as of June 30, 2017. The amortized cost of Corporate bond securities with maturities of less than a year was $874 as of December 31, 2017 and $730 as of June 30, 2017. The amortized cost of Corporate bond securities with maturities between one and five years was $3,433 as of December 31, 2017 and $2,547 as of June 30, 2017. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $25,579 and $21,396 as of December 31, 2017 and June 30, 2017, respectively. This includes the current portion ($1,756 and $1,694 as of December 31, 2017 and June 30, 2017, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $1,847 and $1,716 as of December 31, 2017 and June 30, 2017, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of December 31, 2017 and June 30, 2017:

	Notional Amount		Derivative Fair Value Asset/(Liability)
	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017
Derivatives in Fair Value Hedging Relationships
Interest rate contracts (1)	$4,640	$4,552	$137	$178
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	$6,504	$6,102	$(250)	$(163)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$5,374	$4,969	$(29)	$18

(1)
The fair value of the derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, net of the fair value adjustment, was $4,755 as of December 31, 2017 and $4,705 as of June 30, 2017, respectively.

Amounts in millions of dollars unless otherwise specified.

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

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives
	December 31, 2017	June 30, 2017
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	$(156)	$(104)

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended December 31, 2017 and 2016 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships (1)
Foreign currency contracts	$—	$107	$—	$99

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(38)	$(152)	$(41)	$(180)
Debt	38	152	41	180
Total	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$(1)	$(176)	$(2)	$(184)

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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2017	$(2,947)	$(25)	$(4,397)	$(7,263)	$(14,632)
OCI before reclassifications (1)	(630)	(61)	1	1,028	338
Amounts reclassified from AOCI (2)	—	(4)	127	—	123
Net current period OCI	(630)	(65)	128	1,028	461
Balance at December 31, 2017	$(3,577)	$(90)	$(4,269)	$(6,235)	$(14,171)

(1)	Net of tax expense/(benefit) of $(378), $0 and $23 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $49 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.
The below provides additional details on the amounts reclassified from AOCI into the Consolidated Statement of Earnings:

•	Hedges: see Note 7 for classification of gains and losses from hedges in the Consolidated Statements of Earnings.

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•	Pension and other retiree benefits: amounts reclassified from AOCI into Cost of products sold and SG&A and included in the computation of net periodic postretirement costs.

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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three and six month periods ended December 31, 2017, the Company incurred total restructuring charges of approximately $154 and $311, respectively. For the three and six month periods ended December 31, 2017, $48 and $87 of these charges were recorded in SG&A, respectively. For the three and six month periods ended December 31, 2017, $106 and $224 of these charges were recorded in Cost of products sold, respectively. The following table presents restructuring activity for the six months ended December 31, 2017:

				Six Months Ended December 31, 2017
	Accrual Balance June 30, 2017	Charges Previously Reported (Three Months Ended September 30, 2017)	Charges for the Three Months Ended December 31, 2017	Cash Spent	Charges Against Assets	Accrual Balance December 31, 2017
Separations	$228	$46	$67	$(74)	$—	$267
Asset-related costs	—	86	58	—	(144)	—
Other costs	49	25	29	(64)	—	39
Total	$277	$157	$154	$(138)	$(144)	$306

Separation Costs
Employee separation charges for the three and six month periods ended December 31, 2017 relate to severance packages for approximately 500 and 980 employees, respectively. Separations related to non-manufacturing employees were approximately 250 and 390 for the three and six month periods ended December 31, 2017, respectively. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Beauty	$13	$33
Grooming	5	11
Health Care	3	7
Fabric & Home Care	25	55
Baby, Feminine & Family Care	50	101
Corporate (1)	58	104
Total Company	$154	$311

(1)	Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities.

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

Amounts in millions of dollars unless otherwise specified.

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
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and six months ended December 31, 2016. The Beauty Brands were historically part of the Company's Beauty reportable segment.
The following is selected financial information underlying the Net earnings from discontinued operations for the Beauty Brands:

	Three Months Ended December 31, 2016		Six Months Ended December 31, 2016
Net sales	$—		$1,159
Cost of products sold	—		450
Selling, general and administrative expense	—		783
Interest expense	—		14
Other non-operating income/(expense), net	—		16
Earnings/(loss) from discontinued operations before income taxes	—		(72)
Income taxes on discontinued operations	—		46
Gain on sale of business before income taxes	5,197		5,197
Income tax expense/(benefit) on sale of business	(138)	(1)	(138)	(1)
Net earnings from discontinued operations	$5,335		$5,217

(1)	The income tax benefit of the Beauty Brands divestiture represents the reversal of underlying deferred tax balances offset by current tax expense related to the transaction.
The Beauty Brands incurred transition costs of $167, after-tax, for the three months ended September 30, 2016, included in the above table. Residual transaction costs for the three months ended December 31, 2016 are included in the gain on the sale of business in the table above.
The following is selected financial information related to cash flows from discontinued operations for the Beauty Brands:

Six Months Ended December 31, 2016
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24
Deferred income tax benefit	(649)
Before tax gain on sale of businesses	5,210
Net increase in accrued taxes	382
CASH FLOWS FROM OPERATING ACTIVITIES
Cash taxes paid	129
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	38

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included, without limitation, in the section titled "Economic Conditions and Uncertainties" and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Six Months Ended December 31, 2017

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Six Months Ended December 31, 2017

•	Business Segment Discussion – Three and Six Months Ended December 31, 2017

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and six months ended December 31, 2017 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31		Six Months Ended December 31
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	19%	23%	19%	23%
Grooming	10%	15%	10%	14%
Health Care	13%	16%	12%	14%
Fabric & Home Care	31%	25%	32%	27%
Baby, Feminine & Family Care	27%	21%	27%	22%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2017 versus the six months ended December 31, 2016:

•
Net sales increased 2% to $34 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, also increased 2%. Organic sales increased 7% in Beauty, 3% in Health Care and 2% in Fabric & Home Care. Organic sales declined 1% in Baby, Feminine & Family Care and 4% in Grooming.

•
Unit volume increased 1%, with organic volume up 2%. Volume increased low single digits in Fabric & Home Care, Health Care and Beauty, was unchanged in Grooming and decreased low single digits in Baby, Feminine & Family Care. Excluding the impacts of minor brand divestitures, organic volume was unchanged in Baby, Feminine & Family Care.

•
Net earnings from continuing operations were $5.4 billion, unchanged versus the prior year. An increase in earnings before income taxes, driven primarily by sales growth and prior year charges for early debt extinguishment, were offset by an increase in taxes due primarily to the transitional impact of the U.S. Tax Act.

•
Diluted net earnings per share from continuing operations increased 4% to $2.00 due primarily to a reduction in shares outstanding caused by both cash repurchases and shares acquired as part of the prior year Beauty Brands divestiture.

•
Net earnings attributable to Procter & Gamble decreased $5.2 billion or 49% versus the prior year period to $5.3 billion. The decline was primarily due to reduction in earnings from discontinued operations related to the base period gain from Beauty Brands divestiture.

•
Core net earnings attributable to Procter & Gamble, which represents net earnings from continuing operations, excluding U.S. tax reform transitional impacts, incremental restructuring charges and the base period charge for early extinguishment of debt, increased 4% to $6.1 billion. Core net earnings per share increased 8% to $2.28 due to the increase in core net earnings and the reduction in shares outstanding.

•
Operating cash flow was $7.3 billion. Free cash flow, which is operating cash flow less capital expenditures, was $5.4 billion. Adjusted free cash flow productivity, which is the ratio of free cash flow to adjusted net earnings, was 89%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East, Central & Eastern Europe and the Korean peninsula, further economic instability in the European Union, political instability in certain Latin American markets, further economic slowdowns in Japan and China and changes to international trade agreements in North America and elsewhere, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvement projects in 2012. In fiscal 2016, we announced an additional multi-year cost reduction program. This program is resulting in meaningful non-manufacturing enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Over the prior four fiscal years, the U.S. dollar had strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Egypt, Nigeria, Russia, and the United Kingdom have previously had, and could in the future have, a significant impact on our sales, costs and earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the recently enacted U.S. Tax Act, the implications and uncertainties of which are disclosed elsewhere in this report. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria and Egypt. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this 10-Q.
RESULTS OF OPERATIONS – Three Months Ended December 31, 2017
The following discussion provides a review of results for the three months ended December 31, 2017 versus the three months ended December 31, 2016.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2017	2016	% Chg
Net sales	$17,395	$16,856	3%
Operating income	4,003	3,875	3%
Net earnings from continuing operations	2,561	2,561	—%
Net earnings from discontinued operations	—	5,335	N/A
Net earnings attributable to Procter & Gamble	2,495	7,875	(68)%
Diluted net earnings per common share	0.93	2.88	(68)%
Diluted net earnings per share from continuing operations	0.93	0.93	—%
Core net earnings per common share	1.19	1.08	10%

	Three Months Ended December 31
COMPARISONS AS A % OF NET SALES	2017	2016	Basis Pt Chg
Gross profit	50.2%	50.8%	(60)
Selling, general & administrative expense	27.2%	27.8%	(60)
Operating income	23.0%	23.0%	—
Earnings from continuing operations before income taxes	23.2%	19.3%	390
Net earnings from continuing operations	14.7%	15.2%	(50)
Net earnings attributable to Procter & Gamble	14.3%	46.7%	(3,240)
Net Sales
Net sales for the quarter increased 3% to $17.4 billion including a one percent positive impact from foreign exchange. Unit volume increased 2%. A one percent positive impact from mix, driven by disproportionate growth of Skin and Personal Care and Personal Health Care categories and developed regions, all of which have higher than company average prices, was offset by a negative pricing impact of one percent. Volume increased mid single digits in Health Care and low single digits in Beauty, Grooming and Fabric & Home Care. Volume decreased low single digits in Baby, Feminine & Family Care. Excluding minor brand divestitures, Fabric & Home Care organic volume increased mid- single digits. Volume increased low single digits in developed regions and was unchanged in developing regions. Excluding the impact of minor brand divestitures, organic volume increased low single digits in developing regions. Organic sales increased 2%.

	Net Sales Change Drivers 2018 vs. 2017 (Three Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	2%	2%	1%	—%	7%	—%	10%
Grooming	1%	1%	2%	(4)%	—%	—%	(1)%
Health Care	4%	4%	3%	(1)%	1%	—%	7%
Fabric & Home Care	3%	4%	1%	(1)%	—%	—%	3%
Baby, Feminine & Family Care	(1)%	(1)%	1%	(1)%	—%	—%	(1)%
Total Company	2%	2%	1%	(1)%	1%	—%	3%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions/divestitures, the impact from India Goods and Services Tax implementation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 60 basis points to 50.2% of net sales for the quarter. Gross margin benefited from 150 basis points of manufacturing cost savings projects (120 basis points net of product and packaging reinvestments) and 40 basis points of lower restructuring costs and other impacts. This was offset by:

•	a 90 basis point decline due to higher commodity costs,

•
a 70 basis point decline from unfavorable product mix (primarily within segments due to disproportionate growth of lower margin products forms in Fabric Care, large sizes and club channels in certain categories),

•	a 50 basis point decline from reduced pricing and

•	a 10 basis point decline from unfavorable foreign exchange.
Total SG&A spending increased 1% to $4.7 billion due to increases in marketing spending and other operating expense, partially offset by reductions in overhead spending. SG&A as a percentage of net sales decreased 60 basis points to 27.2%. Reductions in both marketing and overhead costs as a percentage of net sales were partially offset by an increase in other net operating expenses as a percentage of net sales. Overhead costs as a percentage of net sales decreased 80 basis points due to productivity savings and leverage from sales growth, partially offset by wage inflation and other investments. Marketing spending as a percentage of net sales decreased 40 basis points primarily due to reductions in agency compensation and production costs and other spending. Other net operating costs as a percentage of net sales increased 60 basis points primarily due to a gain on the sale of real estate in the base period. Productivity-driven cost savings delivered 40 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $122 million for the quarter, unchanged versus the prior year period. Interest income was $66 million for the quarter, an increase of $24 million versus the prior year period due to an increase in interest-bearing cash and cash equivalents balances and available for sale investment securities balances. Other non-operating income was $86 million, primarily related to gains from minor brand divestitures. The base period had net other non-operating expenses of $539 million, primarily due to a charge related to the early extinguishment of debt.
Income Taxes on Continuing Operations
For the three months ended December 31, 2017, the effective tax rate on continuing operations increased 1510 basis points versus the prior year period to 36.5%. A net transitional charge of $628 million resulting from the enactment of the U.S. Tax Act caused a 1560 basis point increase in the current period rate (see Note 2 to the Consolidated Financial Statements for further discussion). The remaining net reduction of 50 basis points was caused primarily by:

•
a 340 basis-point reduction from the ongoing impacts of the Tax Act, as the impact of the lower blended U.S. Federal rate was largely offset by the inability to fully credit foreign taxes that were previously included in our estimated annual effective tax rate,

•	a 70 basis-point reduction from activity related to divestitures (30 basis points favorable in the current year versus 40 basis points unfavorable in the prior year),

•	a reduction of approximately 200 basis-points from favorable geographic mix of earnings,

•	a 380 basis-point increase from reduced favorable discrete impacts related to uncertain tax positions (0 basis points in the current year versus 380 basis points in the prior year) and

•	a 210 basis-point increase from the impact of the prior year extinguishment of long-term debt.
Net Earnings from Continuing Operations
Net earnings from continuing operations were unchanged at $2.6 billion for the quarter. An increase in net earnings from continuing operations before income taxes, driven primarily by increased net sales and the base period charge for early extinguishment of debt, were offset by the net charge for the transitional impact of the U.S. Tax Act. Foreign exchange impacts had a positive effect of about $100 million on net earnings for the quarter, considering both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations was unchanged at $0.93.
Discontinued Operations
Net earnings from discontinued operations were zero in the current period versus net earnings of $5.3 billion in the prior year period due to the gain from the Beauty Brands divestiture. (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble decreased 68% to $2.5 billion for the quarter. The decrease was primarily due to reduction in earnings from discontinued operations and increase in income tax expense from the transitional impact of the U.S. Tax Act as discussed above. Diluted net earnings per share decreased 68% to $0.93. Core net earnings per share increased 10% to $1.19. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the current period charge for the transitional impact of the U.S. Tax Act, the base period charge for early debt extinguishment, and incremental restructuring charges in both periods related to our productivity and cost savings plans. The increase in core net earnings per share was driven primarily by the increase in net sales and a lower effective tax rate due to the ongoing impacts of the U.S. Tax Act.
RESULTS OF OPERATIONS – Six Months Ended December 31, 2017
The following discussion provides a review of results for the six months ended December 31, 2017 versus the six months ended December 31, 2016.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2017	2016	% Chg
Net sales	$34,048	$33,374	2%
Operating income	7,738	7,646	1%
Net earnings from continuing operations	5,431	5,436	—%
Net earnings from discontinued operations	—	5,217	N/A
Net earnings attributable to Procter & Gamble	5,348	10,589	(49)%
Diluted net earnings per common share	2.00	3.81	(48)%
Diluted net earnings per share from continuing operations	2.00	1.93	4%
Core net earnings per common share	2.28	2.11	8%

	Six Months Ended December 31
COMPARISONS AS A % OF NET SALES	2017	2016	Basis Pt Chg
Gross profit	50.4%	50.9%	(50)
Selling, general & administrative expense	27.6%	27.9%	(30)
Operating income	22.7%	22.9%	(20)
Earnings from continuing operations before income taxes	22.9%	21.0%	190
Net earnings from continuing operations	16.0%	16.3%	(30)
Net earnings attributable to Procter & Gamble	15.7%	31.7%	(1,600)
Net Sales
Net sales for the six months ended December 31, 2017 increased 2% to $34 billion including a one percent benefit from favorable foreign exchange impacts. Unit volume increased 1%. Excluding the impact of minor brand divestitures, organic volume increased 2%. Mix had a positive impact of 1% on net sales due to the disproportionate growth of super-premium SK-II brand, Oral care power brush products and developed regions, all of which have higher than company average prices. Reduced pricing had a negative impact of 1% on net sales. Volume increased low single digits in Beauty, Health Care and Fabric & Home Care and was unchanged in Grooming. Volume decreased low single digits in Baby, Feminine & Family Care. Excluding minor brand divestitures, Baby, Feminine & Family Care organic volume was unchanged. Volume increased low single digits in developed regions and was unchanged in developing regions. Excluding the impact of minor brand divestitures, organic volume increased low single digits in developing regions. Organic sales increased 2% driven by a 2% increase in organic volume.

	Net Sales Change Drivers 2018 vs. 2017 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	1%	—%	1%	5%	—%	7%
Grooming	—%	—%	2%	(4)%	(1)%	—%	(3)%
Health Care	2%	2%	2%	—%	1%	—%	5%
Fabric & Home Care	3%	3%	—%	—%	(1)%	—%	2%
Baby, Feminine & Family Care	(1)%	—%	1%	(1)%	—%	—%	(1)%
Total Company	1%	2%	1%	(1)%	1%	—%	2%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions/divestitures, the impact from India Goods and Services Tax implementation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 50 basis points to 50.4% of net sales for the six months ending December 31, 2017 versus the prior period. Gross margin benefited from 150 basis points of manufacturing cost savings projects (120 basis points net of product and packaging reinvestments) and 20 basis points of lower restructuring costs versus the base period. These benefits were offset by:

•	a 80 basis point decline due to higher commodity costs,

•
a 50 basis point decline from unfavorable product mix (within segments due to disproportionate growth of large sizes and club channels and between segments caused by the disproportionate volume growth in Fabric & Home Care, which has lower than company-average gross margin),

•	a 30 basis point decline from unfavorable foreign exchange and

•	a 30 basis point decline from the impact of reduced pricing.
Total SG&A spending increased 1% to $9.4 billion due to increases in both marketing and overhead spending. SG&A as a percentage of net sales decreased 30 basis points to 27.6% primarily due to a 20 basis-point reduction in marketing spending as a percentage of net sales, driven by reductions in agency compensation and production costs. Overhead costs as a percentage of net sales decreased 10 basis points due to productivity savings and sales growth leverage, partially offset by wage inflation and other investments. Other operating expenses decreased marginally due to lower foreign exchange transactional charges, partially offset by the base period impact from the gain the sale of real estate. Productivity-driven cost savings delivered 50 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $237 million for the current period, a decrease of $16 million versus the prior year period, due to a decrease in weighted average interest rates. Interest income was $115 million for the quarter, an increase of $38 million versus the prior year period, due to an increase in interest-bearing cash and cash equivalents balances and available for sale investment securities. Other non-operating income was $168 million primarily from gains from minor brand divestitures. The base period had net other non-operating expenses of $476 million, due to charges for the early extinguishment of debt.
Income Taxes on Continuing Operations
For the six months ended December 31, 2017, the effective tax rate on continuing operations increased 790 basis points versus the prior year period to 30.2%. A net transitional charge of $628 million resulting from the enactment of the U.S. Tax Act caused an 810 basis-point increase in the current period rate (see Note 2 to the Consolidated Financial Statements for further discussion). The remaining 20 basis point reduction in the effective rate was driven by:

•
a 180 basis-point reduction from the ongoing impacts of the Tax Act, as the impact of the lower blended U. S. federal rate was largely offset by the inability to fully credit foreign taxes that were previously included in our estimated annual effective tax rate,

•	a 60 basis-point reduction from activity related to divestitures (10 basis points favorable in the current year versus 50 basis points unfavorable in the prior year),

•	a reduction of approximately 150 basis-points from favorable geographic mix of earnings,

•	a 170 basis-point increase from reduced favorable discrete impacts related to uncertain tax positions (20 basis points in the current year versus 190 basis points in the prior year),

•	a 120 basis-point increase from reduced excess tax benefits from share-based compensation (70 basis points in the current year versus 190 basis points in the prior year) and

•	a 100 basis-point increase from the prior year extinguishment of long-term debt.
Net Earnings from Continuing Operations
Net earnings from continuing operations were unchanged at $5.4 billion for the period. An increase in net earnings from continuing operations before income taxes, driven primarily by increased net sales and the base period charge for early extinguishment of debt, were offset by the current period net charge for the transitional impact of the U.S. Tax Act. Foreign exchange had a positive impact of about $100 million on net earnings for the year to date period, considering both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 4% to $2.00 due primarily to a reduction in the number of weighted average shares outstanding.
Discontinued Operations
Net earnings from discontinued operations were zero in the current period versus net earnings of $5.2 billion in the prior year period primarily due to the gain on the sale of the Beauty Brands, which closed on October 1, 2016 (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble decreased 49% to $5.3 billion for the six months ending December 31, 2017. The decrease was primarily due to the reduction in net earnings from discontinued operations and the increase in income taxes from the transitional impact of the U.S. Tax Act as discussed above. Diluted net earnings per share decreased 48% to $2.00. The difference between the decline in net earnings and the related earnings per share amounts was due to the reduction in weighted average shares outstanding. Core net earnings per share increased 8% to $2.28. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the current year transitional impact of the U.S. Tax Act, the prior year charge for early extinguishment of debt and incremental restructuring charges in both periods related to our productivity and cost savings plans.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2017
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and six month periods ended December 31, 2017 are provided based on a comparison to the same three and six month periods ended December 31, 2016. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and six months ended December 31, 2017 versus the comparable prior year periods (dollar amounts in millions):

	Three Months Ended December 31, 2017
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$3,233	10%	$853	19%	$655	21%
Grooming	1,776	(1)%	531	(14)%	423	(10)%
Health Care	2,212	7%	668	10%	455	8%
Fabric & Home Care	5,434	3%	1,101	(2)%	714	(2)%
Baby, Feminine & Family Care	4,613	(1)%	933	(10)%	597	(12)%
Corporate	127	(8)%	(53)	N/A	(283)	N/A
Total Company	$17,395	3%	$4,033	24%	$2,561	—%

	Six Months Ended December 31, 2017
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$6,371	7%	$1,689	13%	$1,287	14%
Grooming	3,353	(3)%	945	(17)%	752	(15)%
Health Care	4,114	5%	1,123	2%	760	2%
Fabric & Home Care	10,817	2%	2,280	1%	1,483	2%
Baby, Feminine & Family Care	9,158	(1)%	1,897	(9)%	1,227	(11)%
Corporate	235	(4)%	(150)	N/A	(78)	N/A
Total Company	$34,048	2%	$7,784	11%	$5,431	—%
Beauty
Three months ended December 31, 2017 compared with three months ended December 31, 2016
Beauty net sales increased 10% to $3.2 billion during the second fiscal quarter on a 2% increase in unit volume. Favorable product mix added 7% to net sales, due to premium innovation and the disproportionate growth of the super-premium SK-II brand, which has higher than segment average selling prices. Favorable foreign exchange increased net sales by 1%. Organic sales increased 9%. Global market share of the Beauty segment decreased 0.1 points. Volume increased low single digits in both developed and developing regions.

•
Volume in Hair Care increased low single digits. Developed market volume increased low single digits due to innovation. Volume in developing regions increased low single digits due to product innovation and in-store improvements. Global market share of the Hair Care category was unchanged.

•
Volume in Skin and Personal Care increased mid-single digits. Volume increased low single digits in developed regions due to product innovation and retail inventory build to support new product launches. Volume increased mid-single digits in developing regions due to product innovation and increased marketing. Global market share of the Skin and Personal Care category was unchanged.
Net earnings increased 21% to $655 million due to the increase in net sales and a 190 basis point increase in net earnings margin. The net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales, primarily driven by the positive scale impacts of the net sales increase. Gross margin decreased slightly as higher commodity costs and negative mix driven by customization cost increases were only partially offset by productivity savings.
Six months ended December 31, 2017 compared with six months ended December 31, 2016
Beauty fiscal year to date net sales increased 7% to $6.4 billion on a 1% increase in unit volume. Price increases added 1% and favorable product mix added 5% to net sales, due to premium innovation and the disproportionate growth of the super-premium SK-II brand. Organic sales increased 7%. Global market share of the Beauty segment decreased 0.2 points. Volume was unchanged in developed regions and increased low single digits in developing regions.

•
Volume in Hair Care was unchanged. Volume in developed regions was unchanged and was down low single digits on an organic basis, as growth from innovation was more than offset by lower promotional activity versus the base period. Volume in developing regions volume increased low single digits due to improved in-store executions and product innovation. Global market share of the Hair Care category was unchanged.

•
Volume in Skin and Personal Care increased low single digits. Volume was unchanged in developed regions as growth from innovation was offset by reductions following increased pricing. Volume increased mid-single digits in developing regions due to product innovation and increased marketing. Global market share of the Skin and Personal Care category decreased slightly.

Net earnings increased 14% to $1.3 billion due to the increase in net sales and a 110 basis point increase in net earnings margin. The net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales, primarily driven by the positive scale impacts of the net sales increase. Gross margin decreased slightly as higher commodity costs, capacity investments and negative mix driven by customization cost increases were only partially offset by productivity savings and the benefit of higher pricing.
Grooming
Three months ended December 31, 2017 compared with three months ended December 31, 2016
Grooming net sales decreased 1% to $1.8 billion during the second fiscal quarter on a 1% increase in unit volume. Foreign exchange had a 2% favorable impact on net sales. Pricing had a negative impact on net sales of 4% due to price reductions in Shave Care. Organic sales decreased 3%. Global market share of the Grooming segment decreased 0.7 points. Volume increased mid-single digits in developed regions and declined low single digits in developing regions.

•
Shave Care volume increased low single digits. Developed regions volume increased mid-single digits due to increased price competitiveness following price reductions and innovation. Developing regions decreased low single digits due to trade inventory reductions in certain markets. Global market share of the Shave Care category was unchanged.

•
Volume in Appliances increased double digits. Volume increased double digits in developed regions and high-single digits in developing regions, both due to product innovation and overall market growth. Global market share of the Appliances category was unchanged.

Net earnings decreased 10% to $423 million due to the reduction in net sales and a 240 basis point decrease in net earnings margin. Net earnings margin decreased primarily due to an increase in SG&A as a percentage of net sales. Gross margin decreased nominally as the negative impact of lower pricing and unfavorable mix due to the disproportionate growth of Appliances which has lower than average margins, was largely offset by the benefit of cost savings projects. SG&A as a percentage of net sales increased primarily due to an increase in other operating expense due to gain from the sale of real estate in the base period. An increase in overhead spending as a percentage of net sales was largely offset by marketing spending reduction.
Six months ended December 31, 2017 compared with six months ended December 31, 2016
Grooming fiscal year to date net sales decreased 3% to $3.4 billion on unit volume that was unchanged. Favorable foreign exchange impacts increased net sales by 2%. Price reductions in Shave Care reduced net sales by 4%. Unfavorable product mix reduced net sales by 1% driven by the disproportionate increase in lower tier shave care products. Organic sales decreased 4%. Global market share of the Grooming segment decreased 0.8 points. Volume increased low single digits in developed markets and decreased low single digits in developing regions.

•
Volume in Shave Care decreased low single digits. Volume in developed regions was unchanged. Developing regions declined low single digits due to trade inventory reductions in certain markets. Global market share of the Shave Care category decreased half a point.

•	Volume in Appliances increased double digits in both developed and developing regions due to product innovation. Global market share of the Appliances category increased more than a point.

Net earnings decreased 15% to $752 million due to the reduction in net sales and a 320 basis point decrease in net earnings margin. Net earnings margin decreased due to a reduction in gross margin and an increase in SG&A as a percentage of net sales. Gross margin decreased as the negative impact of lower pricing and unfavorable mix due to the disproportionate growth of Appliances was only partially offset by the benefit of cost savings projects. SG&A as a percentage of net sales increased primarily due to an increase in other operating expense due to gain from the sale of real estate in the base period along with an increase in overhead spending and the negative scale impacts of the reduction in net sales.
Health Care
Three months ended December 31, 2017 compared with three months ended December 31, 2016
Health Care net sales increased 7% to $2.2 billion during the second fiscal quarter on a 4% increase in unit volume. Favorable foreign exchange increased net sales by 3%. Mix improvement contributed 1% to net sales due to disproportionate growth of premium paste and power brush products and developed regions, all of which have higher than segment average prices. Lower prices reduced net sales by 1%. Organic sales increased 4%. Global market share of the Health Care segment increased 0.1 point. Volume increased mid-single digits in developed regions and decreased low single digits in developing regions.

•
Oral Care volume increased low single digits. Volume increased mid-single digits in developed regions driven by product innovation and marketing investment on premium power brush segment. Volume decreased mid-single digits in developing regions due to trade inventory reductions and competitive activities. Global market share of the Oral Care category was unchanged.

•
Volume in Personal Health Care increased high single digits. Volume increased mid-single digits in developed regions due to increased consumption from a strong Cough / Cold season. Volume increased double digits in developing regions due in part to distributor inventory build. Global market share of the Personal Health Care category increased less than half a point.

Net earnings increased 8% to $455 million due to the increase in net sales and a 20 basis point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin as well as a reduction in SG&A as a percentage of net sales. Gross margin increased primarily due to manufacturing cost savings, partially offset by the impacts of lower pricing. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase.
Six months ended December 31, 2017 compared with six months ended December 31, 2016
Health Care fiscal year to date net sales increased 5% to $4.1 billion on a 2% increase in unit volume. Favorable foreign exchange increased net sales by 2%. Mix improvement increased net sales 1% due to disproportionate growth of premium paste and power brush products and developed regions, all of which have higher than segment average prices. Organic sales increased 3%. Global market share of the Health Care segment decreased 0.1 point. Volume increased low single digits in both developed and developing regions.

•
Oral Care volume increased low single digits. Developed regions volume increased mid-single digits driven by product innovation and marketing investments on premium power brush segment. Volume in developing regions declined low single digits due to trade inventory reductions and competitive activities. Global market share of the Oral Care category decreased slightly.

•
Volume in Personal Health Care increased low single digits. Volume decreased low single digits in developed regions due to relatively lower levels of product innovation versus year ago. Volume in developing regions increased mid-single digits and high single digits on organic basis, due in part to distributer inventory build. Global market share of the Personal Health Care category increased slightly.

Net earnings increased 2% to $760 million due to the increase in net sales, partially offset by 40 basis point decrease in net earnings margin. Net earnings margin declined primarily due to a reduction in non-operating income driven by a base period gain from minor brand divestitures. An increase in gross margin, primarily due to manufacturing cost savings, was partially offset by an increase in SG&A as a percentage of net sales due to increased overhead spending.
Fabric & Home Care
Three months ended December 31, 2017 compared with three months ended December 31, 2016
Fabric & Home Care net sales increased 3% to $5.4 billion for the second fiscal quarter on a 3% increase in unit volume. Favorable foreign exchange had a positive impact of 1% on net sales, offset by negative pricing impact of 1%. Organic sales increased 3% on a 4% increase in organic volume. Global market share of the Fabric & Home Care segment increased 0.2 points. Volume increased low single digits in both developed and developing regions.

•
Fabric Care volume increased low single digits. Volume in both developed and developing regions grew low single digits due to product innovation and lower pricing driven by promotional spending. Excluding the impact of minor brand divestitures, organic volume grew mid-single digits. Global market share of the Fabric Care category increased less than half a point.

•
Home Care volume increased mid-single digits. Volume in developed regions increased mid-single digits due to product innovation, increased marketing and lower pricing driven by promotional spending. Volume in developing regions increased high single digits due to marketing investments. Global market share of the Home Care category was unchanged.

Net earnings decreased 2% to $714 million, as the increase in net sales was more than offset by 60 basis point decrease in net earnings margin. The decrease in net earnings margin was driven by a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of sales. Gross margin decreased due to negative product mix impacts (driven by disproportionate growth of product forms with lower than segment-average margins and club channel) and increase in commodity costs, which were partially offset by manufacturing cost savings. SG&A as a percentage of net sales was down due to marketing spending sales leverage.
Six months ended December 31, 2017 compared with six months ended December 31, 2016
Fabric & Home Care fiscal year to date net sales increased 2% to $10.8 billion on a 3% increase in unit volume. Foreign exchange and pricing had no net impact on net sales. Negative mix reduced net sales 1% due to disproportionate growth of lower tier products. Organic sales increased 2%. Global market share of the Fabric & Home Care segment increased 0.1 point. Volume increased low single digits in both developed and developing regions.

•
Fabric Care volume increased low single digits. Volume in developed regions grew mid-single digits due to product innovation and lower pricing driven by promotional spending. Volume in developing regions grew low single digits due to product innovation and market growth. Global market share of the Fabric Care category was unchanged.

•
Home Care volume increased low single digits. Volume in developed regions increased low single digits due to product innovation and lower pricing driven by promotional spending. Volume in developing regions increased mid-single digits due to product innovation and marketing investments. Global market share of the Home Care category was unchanged.

Net earnings increased 2% to $1.5 billion due to the increase in net sales. Net earnings margin was unchanged as a decrease in gross margin was largely offset by a reduction in SG&A as a percentage of net sales. Gross margin decreased due to an increase in commodity costs and unfavorable product mix (due to an increase in the proportion of product forms and larger package sizes with lower than segment-average margins) which were partially offset by manufacturing cost savings. SG&A as a percentage of net sales declined due to the positive scale impacts of net sales increase. Net earnings also benefited from a gain on a minor brand divestitures in the current period.
Baby, Feminine & Family Care
Three months ended December 31, 2017 compared with three months ended December 31, 2016
Baby, Feminine & Family Care net sales decreased 1% to $4.6 billion during the second fiscal quarter on a 1% decrease in unit volume. Lower pricing reduced net sales by 1% offset by favorable foreign exchange impact of 1%. Organic sales decreased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.9 points. Volume increased low single digits in developed regions and decreased mid-single digits in developing regions.

•
Volume in Baby Care decreased mid-single digits. Volume in developed regions declined low single digits due to competitive activities. Volume in developing regions declined high single digits due to volume decline following increased pricing, competitive activity and reduction in trade inventories. Global market share of the Baby Care category decreased two points.

•
Volume in Feminine Care was unchanged. Organic volume, which excludes the impact of minor brand divestitures, increased low single digits. Organic volume increased mid-single digits in developed regions due to product innovation. Volume decreased low single digits in developing regions due to trade inventory reductions. Global market share of the Feminine Care category increased less than half a point.

•
Volume in Family Care, which is predominantly a North American business, increased low single digits driven by product innovation, distribution gains and increased media investments. In the U.S., all-outlet share of the Family Care category decreased less than half a point.

Net earnings decreased 12% to $597 million due to reduced net sales and a 170 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decline in gross margin. Gross margin decreased due to an increase in commodity costs and lower pricing, partially offset by savings projects. SG&A as a percentage of net sales decreased slightly as reduced marketing spending was largely offset by an increase in overhead costs.
Six months ended December 31, 2017 compared with six months ended December 31, 2016
Baby, Feminine & Family Care fiscal year to date net sales decreased 1% to $9.2 billion on a 1% decrease in unit volume. Lower pricing reduced net sales by 1%. Favorable foreign exchange had a 1% benefit on net sales. Organic sales decreased 1% on organic volume that was unchanged. Global market share of the Baby, Feminine and Family Care segment decreased 0.7 points. Volume increased low single digits in developed regions and decreased mid-single digits in developing regions.

•
Baby Care volume decreased mid-single digits. Volume in developed regions declined low single digits due to competitive activities. Volume in developing regions declined high single digits due to competitive activity, volume decline following increased pricing, and a reduction in trade inventories. Global market share of the Baby Care category decreased more than a point.

•
Feminine Care volume was unchanged. Organic volume, which excludes the impact of minor brand divestitures, increased low single digits. Organic volume increased low single digits in developed regions due to product innovation. Volume increased low single digits in developing regions due to product innovation and market growth. Global market share of the Feminine Care category increased slightly.

•
Family Care volume increased mid-single digits, driven by product innovation, distribution gains and increased marketing activities. In the U.S., all-outlet share of the Family Care category increased nearly half a point.

Net earnings decreased 11% to $1.2 billion due to reduced net sales and a 150 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decline in gross margin. Gross margin decreased due to an increase in commodity costs, lower pricing and unfavorable product mix (from an increase in product forms and larger package sizes with lower than segment-average margins), partially offset by manufacturing cost savings. SG&A as a percentage of net sales was unchanged, as reduced marketing spending was offset by an increase in overhead costs.
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
Corporate net sales decreased by $11 million to $127 million during the second fiscal quarter and decreased $9 million to $235 million fiscal year to date. Corporate net earnings from continuing operations decreased $8 million in the second fiscal quarter. The transitional impacts of U.S. tax legislation was largely offset by the reduction in the ongoing tax rate caused by the legislation, the base period charge related to early extinguishment of debt and lower current period restructuring charges, each of which has been discussed earlier in the Results of Operations section. Fiscal year to date Corporate net earnings increased $74 million to $(78) million primarily driven minor brand divestiture gains and the items discussed above.
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

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $7.3 billion of cash from operating activities fiscal year to date, an increase of $1.3 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes, and gain on sale of assets), generated $4.8 billion of operating cash flow. Working capital and other impacts generated $2.5 billion of cash in the period. Accounts receivable used $547 million of cash due to sales growth and the timing of the quarter-end (which fell on a weekend, resulting in fewer days collection). Inventory consumed $457 million of cash primarily due to product initiatives and business growth. Accounts payable, accrued and other liabilities generated $857 million of cash primarily driven by extended payment terms with our suppliers, increased marketing accruals based on timing of spending and the current year impacts on taxes payable due to the U.S. Tax Act. All other operating assets and liabilities generated $2.5 billion of cash, primarily driven by the long-term portion of the payable related to the U.S. tax reform repatriation charge.
Investing Activities
Cash used by investing activities was $3.7 billion fiscal year to date. Capital expenditures were $1.9 billion, or 5.6% of net sales. We generated $201 million of cash from proceeds from asset sales, primarily from minor brand divestitures. We used $3.6 billion for purchases of short-term investments, partially offset by $1.6 billion of cash generated from sales and maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $1.9 billion fiscal year to date. We used $4.3 billion for treasury stock purchases and $3.6 billion for dividends. Cash generated from the net effect of debt issuances and payments was $5.3 billion. Cash from the exercise of stock options and other impacts generated $698 million of cash.
As of December 31, 2017, our current liabilities exceeded current assets by $1.9 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Transitional Impact of U.S. Tax Reform: As discussed in Note 2 to the Consolidated Financial Statements, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017.  This resulted in a net charge of $628 million for the quarter ended December 31, 2017, comprised of an estimated repatriation tax charge of $3.8 billion and a net deferred tax benefit of $3.2 billion.  The adjustment to core earnings only includes this transitional impact.  It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.
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
Adjusted free cash flow productivity: Adjusted free cash flow productivity is defined as the ratio of free cash flow to net earnings excluding the transitional impact of U.S. Tax Reform, which is non-recurring and not considered indicative of underlying earnings or cash flow performance. Management views adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, allocating financial resources and for budget planning purposes. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time.
Organic sales growth:

Three Months Ended December 31, 2017	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact (1)	Organic Sales Growth
Beauty	10%	(1)%	—%	9%
Grooming	(1)%	(2)%	—%	(3)%
Health Care	7%	(3)%	—%	4%
Fabric & Home Care	3%	(1)%	1%	3%
Baby, Feminine & Family Care	(1)%	(1)%	1%	(1)%
Total Company	3%	(1)%	—%	2%

Six Months Ended December 31, 2017	Net Sales Growth	Foreign Exchange Impact	Acquisition/Divestiture Impact (1)	Organic Sales Growth
Beauty	7%	—%	—%	7%
Grooming	(3)%	(2)%	1%	(4)%
Health Care	5%	(2)%	—%	3%
Fabric & Home Care	2%	—%	—%	2%
Baby, Feminine & Family Care	(1)%	(1)%	1%	(1)%
Total Company	2%	(1)%	1%	2%
(1)    Acquisition/Divestiture Impact includes both the volume and mix impact of acquisitions and divestitures and also includes the impact of India Goods and Services Tax changes and rounding impacts necessary to reconcile net sales to organic sales.
Free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, December 31, 2017
Operating Cash Flow	Capital Spending	Free Cash Flow
$7,315	$(1,900)	$5,415
Adjusted free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, December 31, 2017
Free Cash Flow	Net Earnings	Net U.S. Tax Reform Charge	Adjusted Net Earnings	Adjusted Free Cash Flow Productivity
$5,415	$5,431	$628	$6,059	89%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,667	(86)	—	1	8,582
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,725	14	—	(1)	4,738
OPERATING INCOME	4,003	72	—	—	4,075
INCOME TAX ON CONTINUING OPERATIONS	1,472	21	(628)	—	865
NET EARNINGS ATTRIBUTABLE TO P&G	2,495	51	628	—	3,174
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	0.93	0.02	0.24	—	1.19
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	10%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,298	—	(128)	—	—	8,170
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,683	—	36	—	1	4,720
OPERATING INCOME	3,875	—	92	—	(1)	3,966
INCOME TAX ON CONTINUING OPERATIONS	695	—	21	198	(1)	913
NET EARNINGS ATTRIBUTABLE TO P&G	7,875	(5,335)	71	345	—	2,956
						Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	2.88	(1.95)	0.03	0.13	(0.01)	1.08
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	16,896	(186)	—	1	16,711
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	9,414	19	—	(1)	9,432
OPERATING INCOME	7,738	167	—	—	7,905
INCOME TAX ON CONTINUING OPERATIONS	2,353	41	(628)	—	1,766
NET EARNINGS ATTRIBUTABLE TO P&G	5,348	126	628	—	6,102
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	2.00	0.05	0.23	—	2.28
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	8%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2016
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	16,400	—	(239)	—	—	16,161
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	9,328	—	59	—	—	9,387
OPERATING INCOME	7,646	—	180	—	—	7,826
INCOME TAX ON CONTINUING OPERATIONS	1,558	—	36	198	—	1,792
NET EARNINGS ATTRIBUTABLE TO P&G	10,589	(5,217)	144	345	—	5,861
						Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	3.81	(1.88)	0.05	0.12	0.01	2.11
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate a significant portion of our net revenue. Fluctuations in exchange rates for foreign currencies may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal or trade policies in different countries could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 7 to our Consolidated Financial Statements.

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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, such as: a slow-down in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
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
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and respond to competitive moves and changing consumer habits could compromise our competitive position and adversely impact our results.
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
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition, and our financial success is directly dependent on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, product misuse, changing consumer perceptions of certain ingredients, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters, sentiments toward the Company or our products could be negatively impacted and our financial results could suffer. Our Company also devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation, such as social responsibility, environmental sustainability, and other citizenship efforts. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and financial results could be adversely impacted.
We rely on third parties in many aspects of our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, joint venture partners and external business partners, for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our financial results could suffer. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
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
Our business is subject to a wide variety of laws and regulations across all of the countries in which we do business, including those laws and regulations involving intellectual property, product liability, marketing, antitrust, data protection, environmental, employment, anti-bribery, anti-corruption, tax, accounting and financial reporting or other matters. Rapidly changing laws, regulations and related interpretations, as well as increased enforcement actions, create challenges for the Company, including our compliance and ethics programs, and may alter the environment in which we do business, which could adversely impact our financial results. If we are unable to continue to meet these challenges and comply with all laws, regulations and related interpretations, it could negatively impact our reputation and our business results. Failure to successfully manage regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our results of operations and financial position. Furthermore, if pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex.  The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.  Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS") recommended by the G8, G20 and Organization for Economic Cooperation and Development ("OECD"). As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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
Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments as well as employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our financial results. Additionally, successfully executing management transitions at leadership levels of the Company and retention of key employees is critical to our business success. While we also look externally to hire and retain qualified personnel at various levels, we are generally a build-from-within company and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense, as well as continuing the development and execution of robust leadership succession plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2017 - 10/31/2017	5,501,195	$90.89	5,501,195	(3)
11/01/2017 - 11/30/2017	5,683,380	$87.98	5,683,380	(3)
12/01/2017 - 12/31/2017	8,220,899	$91.23	8,220,899	(3)
Total	19,405,474	$90.18	19,405,474

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

(3)
On January 23, 2018, the Company stated that in fiscal year 2018 the Company expects to reduce outstanding shares through direct share repurchases at a value of approximately $6 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

10-1	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan * +

10-2	Company’s Form of Separation Letter and Release * +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

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

THE PROCTER & GAMBLE COMPANY

January 23, 2018	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2014 Stock and Incentive Compensation Plan +

10-2	Company’s Form of Separation Letter and Release +

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer

32.1	Section 1350 Certifications – Chief Executive Officer

32.2	Section 1350 Certifications – Chief Financial Officer

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.