Form 10-Q
period 2018-03-31
PROCTER & GAMBLE Co
filed 2018-04-19
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Yes ☐     No ☑
There were 2,514,599,476 shares of Common Stock outstanding as of March 31, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2018	2017	2018	2017
NET SALES	$16,281	$15,605	$50,329	$48,979
Cost of products sold	8,343	7,836	25,239	24,236
Selling, general and administrative expense	4,642	4,409	14,056	13,737
OPERATING INCOME	3,296	3,360	11,034	11,006
Interest expense	133	96	370	349
Interest income	69	46	184	123
Other non-operating income/(expense), net	21	26	189	(450)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,253	3,336	11,037	10,330
Income taxes on continuing operations	713	780	3,066	2,338
NET EARNINGS FROM CONTINUING OPERATIONS	2,540	2,556	7,971	7,992
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	—	—	5,217
NET EARNINGS	2,540	2,556	7,971	13,209
Less: Net earnings attributable to noncontrolling interests	29	34	112	98
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,511	$2,522	$7,859	$13,111

BASIC NET EARNINGS PER COMMON SHARE (1)
Earnings from continuing operations	$0.97	$0.96	$3.02	$2.95
Earnings from discontinued operations	—	—	—	2.00
BASIC NET EARNINGS PER COMMON SHARE	0.97	0.96	3.02	4.95
DILUTED NET EARNINGS PER COMMON SHARE (1)
Earnings from continuing operations	$0.95	$0.93	$2.94	$2.87
Earnings from discontinued operations	—	—	—	1.89
DILUTED NET EARNINGS PER COMMON SHARE	0.95	0.93	2.94	4.76
DIVIDENDS PER COMMON SHARE	$0.6896	$0.6695	$2.0690	$2.0085
Diluted Weighted Average Common Shares Outstanding	2,645.6	2,705.5	2,668.6	2,755.4

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2018	2017	2018	2017
NET EARNINGS	$2,540	$2,556	$7,971	$13,209
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement translation	925	726	1,953	(1,263)
Unrealized gains/(losses) on hedges	(558)	(192)	(1,188)	557
Unrealized gains/(losses) on investment securities	(70)	4	(135)	(64)
Unrealized gains/(losses) on defined benefit retirement plans	(17)	29	111	722
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	280	567	741	(48)
TOTAL COMPREHENSIVE INCOME	2,820	3,123	8,712	13,161
Less: Total comprehensive income attributable to noncontrolling interests	29	34	112	98
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$2,791	$3,089	$8,600	$13,063

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2018	June 30, 2017
Assets
CURRENT ASSETS
Cash and cash equivalents			$5,326	$5,569
Available-for-sale investment securities			10,208	9,568
Accounts receivable			5,149	4,594
INVENTORIES
Materials and supplies			1,415	1,308
Work in process			617	529
Finished goods			3,175	2,787
Total inventories			5,207	4,624
Prepaid expenses and other current assets			2,070	2,139
TOTAL CURRENT ASSETS			27,960	26,494
PROPERTY, PLANT AND EQUIPMENT, NET			20,925	19,893
GOODWILL			46,175	44,699
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,129	24,187
OTHER NONCURRENT ASSETS			5,180	5,133
TOTAL ASSETS			$124,369	$120,406

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$9,716	$9,632
Accrued and other liabilities			8,133	7,024
Debt due within one year			12,862	13,554
TOTAL CURRENT LIABILITIES			30,711	30,210
LONG-TERM DEBT			22,437	18,038
DEFERRED INCOME TAXES			6,083	8,126
OTHER NONCURRENT LIABILITIES			10,192	8,254
TOTAL LIABILITIES			69,423	64,628
SHAREHOLDERS’ EQUITY
Preferred stock			972	1,006
Common stock – shares issued –	March 2018	4,009.2
	June 2017	4,009.2	4,009	4,009
Additional paid-in capital			63,717	63,641
Reserve for ESOP debt retirement			(1,203)	(1,249)
Accumulated other comprehensive income/(loss)			(13,891)	(14,632)
Treasury stock			(97,912)	(93,715)
Retained earnings			98,623	96,124
Noncontrolling interest			631	594
TOTAL SHAREHOLDERS’ EQUITY			54,946	55,778
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$124,369	$120,406

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2018	2017
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,569	$7,102
OPERATING ACTIVITIES
Net earnings	7,971	13,209
Depreciation and amortization	2,084	2,100
Loss on early extinguishment of debt	—	543
Share-based compensation expense	249	197
Deferred income taxes	(1,826)	(382)
Gain on sale of assets	(187)	(5,452)
Changes in:
Accounts receivable	(450)	(159)
Inventories	(457)	(145)
Accounts payable, accrued and other liabilities	752	(1,113)
Other operating assets and liabilities	2,331	219
Other	201	48
TOTAL OPERATING ACTIVITIES	10,668	9,065
INVESTING ACTIVITIES
Capital expenditures	(2,810)	(2,230)
Proceeds from asset sales	246	411
Acquisitions, net of cash acquired	(108)	(16)
Purchases of short-term investments	(3,770)	(3,369)
Proceeds from sales and maturities of short-term investments	2,790	834
Pre-divestiture addition of restricted cash related to the Beauty Brands divestiture	—	(874)
Cash transferred at closing related to the Beauty Brands divestiture	—	(475)
Release of restricted cash upon closing of the Beauty Brands divestiture	—	1,870
Change in other investments	44	26
TOTAL INVESTING ACTIVITIES	(3,608)	(3,823)
FINANCING ACTIVITIES
Dividends to shareholders	(5,449)	(5,410)
Change in short-term debt	(1,259)	3,556
Additions to long-term debt	5,072	2,641
Reductions of long-term debt	(1,402)	(5,020)	(1)
Treasury stock purchases	(5,634)	(4,504)
Impact of stock options and other	1,158	2,398
TOTAL FINANCING ACTIVITIES	(7,514)	(6,339)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	211	(188)
CHANGE IN CASH AND CASH EQUIVALENTS	(243)	(1,285)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,326	$5,817

(1)	Includes $543 of costs related to early extinguishment of debt.

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

2. New Accounting Pronouncements and Policies and U.S. Tax Reform
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)." This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We plan to adopt the standard on July 1, 2018, using the modified retrospective transition method. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition is not materially impacted by the new standard. The provisions of the new standard may impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales. The impact would reduce net sales by less than 1%. We are still assessing the impact on financial disclosures related to the new standard. We do not expect this new guidance to have any other material impacts on our Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will adopt the standard no later than July 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." This guidance requires an entity to disaggregate the current service cost component from the other components of net benefit costs in the face of the income statement. It requires the service cost component to be presented with other current compensation costs for the related employees in the operating section of the income statement, with other components of net benefit cost presented outside of income from operations. We currently classify all net periodic pension costs within operating costs (as part of Cost of products sold and Selling, general and administrative expense). We will adopt the standard retrospectively no later than July 1, 2018. The adoption of ASU 2017-07 is not expected to have a material impact on our Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. The new standard is effective for us beginning July 1, 2019, with early adoption permitted. We elected to early adopt the new guidance in the first quarter of fiscal year 2018. The amended presentation and disclosure guidance was applied on a prospective basis. The primary impact of adoption is the required disclosure changes. The adoption of the new standard did not have a material impact on our Consolidated Financial Statements, including the cumulative-effect adjustment required upon adoption.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

Amounts in millions of dollars unless otherwise specified.

U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Act”). The U.S. Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending June 30, 2018, and 21% for subsequent fiscal years. However, the U.S. Tax Act eliminates the domestic manufacturing deduction and moves to a territorial system, which also eliminates the ability to credit certain foreign taxes that existed prior to enactment of the U.S. Tax Act. For the nine months ended March 31, 2018, these impacts resulted in a net tax benefit of approximately $210 million, as the majority of the impact of the lower blended U.S. federal rate was offset by the inability to fully credit foreign taxes that were previously included in our estimated annual effective tax rate. This impact, along with the transitional taxes discussed in the paragraph below, are being reflected in the Corporate Segment for both management and segment reporting for fiscal 2018.
There are also certain transitional impacts of the U.S. Tax Act. As part of the transition to the new territorial tax system, the U.S. Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $650 million for the nine months ended March 31, 2018, comprised of an estimated repatriation tax charge of $3.9 billion (comprised of the U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax benefit of $3.2 billion.
The changes included in the U.S. Tax Act are broad and complex. The final transition impacts of the U.S. Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the U.S. Tax Act, any legislative action to address questions that arise because of the U.S. Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the U.S. Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments within the one year time period provided by the Securities Exchange Commission.

Amounts in millions of dollars unless otherwise specified.

3. Segment Information
As discussed in Note 11, the Company completed the divestiture of the Beauty Brands business on October 1, 2016. The Beauty Brands business is presented as discontinued operations and is excluded from segment results for the nine months ended March 31, 2017.
Following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations
Beauty	2018	$2,934	$642	$488	$9,305	$2,331	$1,775
	2017	2,675	531	396	8,613	2,028	1,528
Grooming	2018	1,550	422	334	4,903	1,367	1,086
	2017	1,525	437	333	4,972	1,580	1,217
Health Care	2018	1,934	467	305	6,048	1,590	1,065
	2017	1,841	470	310	5,774	1,574	1,052
Fabric & Home Care	2018	5,262	1,001	635	16,079	3,281	2,118
	2017	4,957	972	599	15,529	3,226	2,052
Baby, Feminine & Family Care	2018	4,458	852	539	13,616	2,749	1,766
	2017	4,471	890	555	13,711	2,973	1,932
Corporate	2018	143	(131)	239	378	(281)	161
	2017	136	36	363	380	(1,051)	211
Total Company	2018	$16,281	$3,253	$2,540	$50,329	$11,037	$7,971
	2017	15,605	3,336	2,556	48,979	10,330	7,992

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2017	$12,791	$19,627	$5,878	$1,857	$4,546	$44,699
Acquisitions and divestitures	82	—	—	—	—	82
Translation and other	474	587	166	41	126	1,394
Goodwill at March 31, 2018	$13,347	$20,214	$6,044	$1,898	$4,672	$46,175

Goodwill increased from June 30, 2017 due to currency translation and acquisitions.
Identifiable intangible assets at March 31, 2018 are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,468	$(5,129)
Intangible assets with indefinite lives	21,790	—
Total identifiable intangible assets	$29,258	$(5,129)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended March 31, 2018 and 2017 was $75 and $79, respectively. For the nine months ended March 31, 2018 and 2017, the amortization expense of intangible assets was $227 and $248, respectively.

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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. Both of these wholly acquired reporting units have fair value cushions (the fair values currently exceed the underlying carrying values). However, the overall Shave Care cushion and the related Gillette indefinite-lived intangible asset cushion have both been reduced to below 10%, both due in large part to an increased competitive market environment in the U.S., a deceleration of category growth caused by changing grooming habits and significant currency devaluations in a number of countries relative to the U.S. dollar that have occurred in recent years and resulted in reduced cash flow projections. As a result, this reporting unit and indefinite-lived intangible asset are more susceptible to impairment risk.
The most significant assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the residual net sales and earnings growth rates and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans, and approximates expected long term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. While management can and has implemented strategies to address these events, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles. As of March 31, 2018, the carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset are $19.9 billion and $15.7 billion, respectively.
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
Net earnings per share were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CONSOLIDATED AMOUNTS	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$2,540	$2,556	$—	$2,556
Net earnings attributable to noncontrolling interests	(29)	(34)	—	(34)
Net earnings attributable to P&G (Diluted)	2,511	2,522	—	2,522
Preferred dividends, net of tax benefit	(74)	(60)	—	(60)
Net earnings attributable to P&G available to common shareholders (Basic)	$2,437	$2,462	$—	$2,462

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,522.7	2,563.3	2,563.3	2,563.3
Effect of dilutive securities
Conversion of preferred shares (1)	94.3	98.7	98.7	98.7
Exercise of stock options and other unvested equity awards (2)	28.6	43.5	43.5	43.5
Diluted weighted average common shares outstanding	2,645.6	2,705.5	2,705.5	2,705.5

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$0.97	$0.96	$—	$0.96
Diluted net earnings per common share	$0.95	$0.93	$—	$0.93

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
CONSOLIDATED AMOUNTS	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$7,971	$7,992	$5,217	$13,209
Net earnings attributable to noncontrolling interests	(112)	(98)	—	(98)
Net earnings attributable to P&G (Diluted)	7,859	7,894	5,217	13,111
Preferred dividends, net of tax benefit	(198)	(184)	—	(184)
Net earnings attributable to P&G available to common shareholders (Basic)	$7,661	$7,710	$5,217	$12,927

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,535.7	2,611.5	2,611.5	2,611.5
Effect of dilutive securities
Conversion of preferred shares (1)	95.4	99.9	99.9	99.9
Exercise of stock options and other unvested equity awards (2)	37.5	44.0	44.0	44.0
Diluted weighted average common shares outstanding	2,668.6	2,755.4	2,755.4	2,755.4

PER SHARE AMOUNTS (3)
Basic net earnings per common share	$3.02	$2.95	$2.00	$4.95
Diluted net earnings per common share	$2.94	$2.87	$1.89	$4.76

Amounts in millions of dollars unless otherwise specified.

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 54 million and 7 million for the three months ended March 31, 2018 and 2017, and approximately 24 million and 16 million for the nine months ended March 31, 2018 and 2017, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Share-based compensation expense	$92	$93	$249	$211
Net periodic benefit cost for pension benefits (1)	53	77	156	430
Net periodic benefit cost/(credit) for other retiree benefits (1)	(44)	(23)	(120)	16

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

The disclosures above for both share-based compensation and postretirement benefits include amounts related to discontinued operations for the nine months ended March 31, 2017, including $186 of pension benefit costs and $34 of other retiree benefit costs related to settlements, curtailments and special terminations included in Net earnings from discontinued operations.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2018.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the nine months ended March 31, 2018.
The following table sets forth the Company’s financial assets as of March 31, 2018 and June 30, 2017 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	March 31, 2018	June 30, 2017
Investments
U.S. government securities	$6,156	$6,297
Corporate bond securities	4,052	3,271
Other investments	124	132
Total	$10,332	$9,700

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $2,303 as of March 31, 2018 and $2,494 as of June 30, 2017. The amortized cost of U.S. government securities with maturities between one and five years was $3,961 as of March 31, 2018 and $3,824 as of June 30, 2017. The amortized cost of Corporate bond securities with maturities of less than a year was $1,216 as of March 31, 2018 and $730 as of June 30, 2017. The amortized cost of Corporate bond securities with maturities between one and five years was $2,894 as of March 31, 2018 and $2,547 as of June 30, 2017. The Company's investments measured at fair

Amounts in millions of dollars unless otherwise specified.

value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $25,472 and $21,396 as of March 31, 2018 and June 30, 2017, respectively. This includes the current portion ($1,763 and $1,694 as of March 31, 2018 and June 30, 2017, respectively) of debt instruments. Certain long-term debt is recorded at fair value. Certain long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. Long-term debt with fair value of $1,862 and $1,716 as of March 31, 2018 and June 30, 2017, respectively, is classified as Level 2 within the fair value hierarchy. All remaining long-term debt is classified as Level 1 within the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
The following table sets forth the notional amounts and fair values of qualifying and non-qualifying financial instruments used in hedging transactions as of March 31, 2018 and June 30, 2017:

	Notional Amount		Derivative Fair Value Asset/(Liability)
	March 31, 2018	June 30, 2017	March 31, 2018	June 30, 2017
Derivatives in Fair Value Hedging Relationships
Interest rate contracts (1)	$4,705	$4,552	$91	$178
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	$5,256	$6,102	$(350)	$(163)
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	$5,793	$4,969	$(35)	$18

(1)
The fair value of the derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, net of the fair value adjustment, was $4,775 as of March 31, 2018 and $4,705 as of June 30, 2017, respectively.

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

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives
	March 31, 2018	June 30, 2017
Derivatives in Net Investment Hedging Relationships
Foreign exchange contracts	$(239)	$(104)

Amounts in millions of dollars unless otherwise specified.

The amounts of gains and losses on qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships (1)
Foreign currency contracts	$—	$(25)	$—	$74

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Derivatives in Fair Value Hedging Relationships (2)
Interest rate contracts	$(46)	$(22)	$(87)	$(202)
Debt	46	22	87	202
Total	$—	$—	$—	$—
Derivatives Not Designated as Hedging Instruments (3)
Foreign currency contracts	$123	$155	$121	$(29)

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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) by component and the reclassifications out of Accumulated other comprehensive income/(loss):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total
Balance at June 30, 2017	$(2,947)	$(25)	$(4,397)	$(7,263)	$(14,632)
OCI before reclassifications (1)	(1,188)	(129)	(83)	1,953	553
Amounts reclassified from AOCI (2)	—	(6)	194	—	188
Net current period OCI	(1,188)	(135)	111	1,953	741
Balance at March 31, 2018	$(4,135)	$(160)	$(4,286)	$(5,310)	$(13,891)

(1)	Net of tax expense/(benefit) of $(578), $0 and $(12) for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $69 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.
The below provides additional details on the amounts reclassified from AOCI into the Consolidated Statement of Earnings:

•	Hedges: see Note 7 for classification of gains and losses from hedges in the Consolidated Statements of Earnings.

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•	Pension and other retiree benefits: amounts reclassified from AOCI into Cost of products sold and SG&A and included in the computation of net periodic postretirement costs.

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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three and nine month periods ended March 31, 2018, the Company incurred total restructuring charges of approximately $205 and $516, respectively. For the three and nine month periods ended March 31, 2018, $75 and $162 of these charges were recorded in SG&A, respectively. For the three and nine month periods ended March 31, 2018, $130 and $354 of these charges were recorded in Cost of products sold, respectively. The following table presents restructuring activity for the nine months ended March 31, 2018:

				Nine Months Ended March 31, 2018
	Accrual Balance June 30, 2017	Charges Previously Reported (Six Months Ended December 31, 2017)	Charges for the Three Months Ended March 31, 2018	Cash Spent	Charges Against Assets	Accrual Balance March 31, 2018
Separations	$228	$113	$69	$(177)	$—	$233
Asset-related costs	—	144	88	—	(232)	—
Other costs	49	54	48	(113)	—	38
Total	$277	$311	$205	$(290)	$(232)	$271

Separation Costs
Employee separation charges for the three and nine month periods ended March 31, 2018 relate to severance packages for approximately 430 and 1,410 employees, respectively. Separations related to non-manufacturing employees were approximately 190 and 580 for the three and nine month periods ended March 31, 2018, respectively. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
Beauty	$11	$44
Grooming	10	21
Health Care	7	14
Fabric & Home Care	26	81
Baby, Feminine & Family Care	65	166
Corporate (1)	86	190
Total Company	$205	$516

(1)	Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities.

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

Amounts in millions of dollars unless otherwise specified.

in the transaction were reflected as an addition to treasury stock and the cash received related to the debt assumed by Coty was reflected as an investing activity in the Consolidated Statement of Cash Flows. The Company recorded an after-tax gain on the final transaction of $5.3 billion, net of transaction and related costs.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the nine months ended March 31, 2017. The Beauty Brands were historically part of the Company's Beauty reportable segment.
The following is selected financial information underlying the Net earnings from discontinued operations for the Beauty Brands:

Nine Months Ended March 31, 2017
Net sales	$1,159
Cost of products sold	450
Selling, general and administrative expense	783
Interest expense	14
Other non-operating income/(expense), net	16
Earnings/(loss) from discontinued operations before income taxes	(72)
Income taxes on discontinued operations	46
Gain on sale of business before income taxes	5,197
Income tax expense/(benefit) on sale of business (1)	(138)
Net earnings from discontinued operations	$5,217

(1)	The income tax benefit of the Beauty Brands divestiture represents the reversal of underlying deferred tax balances offset by current tax expense related to the transaction.
The Beauty Brands incurred transition costs of $167, after-tax, for the three months ended September 30, 2016, included in the above table. Residual transaction costs for the three months ended December 31, 2016 are included in the gain on the sale of business in the table above.
The following is selected financial information related to cash flows from discontinued operations for the Beauty Brands:

Nine Months Ended March 31, 2017
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24
Deferred income tax benefit	(649)
Before tax gain on sale of businesses	5,210
Net increase in accrued taxes	307
CASH FLOWS FROM OPERATING ACTIVITIES
Cash taxes paid	204
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	38

12. Subsequent Event
On April 18, 2018, the Company entered into an agreement to acquire the over the counter (OTC) healthcare business of Merck KGaA for €3.375 billion ($4.2 billion based on current exchange rates). This business primarily sells OTC consumer healthcare products, primarily in Europe, Latin America and Asia markets. We anticipate the transaction to close during fiscal year 2019, with the timing subject to regulatory clearance and customary closing conditions.
On April 5, 2018, the Company reached an agreement to dissolve our PGT Healthcare partnership, a venture between the Company and Teva Pharmaceutical Industries, Ltd (Teva) in the OTC consumer healthcare business. This transaction is expected to close in July 2018 and will be accounted for as a sale of the Teva portion of the business.

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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to affect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third party relationships, such as our suppliers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions (including the United Kingdom’s decision to leave the European Union) and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, intellectual property, antitrust, data protection, tax, environmental, and accounting and financial reporting) and to resolve pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; and (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled “Economic Conditions and Uncertainties” and the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q).
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Nine Months Ended March 31, 2018

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Nine Months Ended March 31, 2018

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2018

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2018 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31		Nine Months Ended March 31
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	21%	19%	23%
Grooming	9%	15%	10%	14%
Health Care	12%	13%	12%	14%
Fabric & Home Care	33%	28%	32%	27%
Baby, Feminine & Family Care	28%	23%	27%	22%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2018 versus the nine months ended March 31, 2017:

•
Net sales increased 3% to $50.3 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 1%. Organic sales increased 6% in Beauty, increased 2% in Health Care and increased 3% in Fabric & Home Care. Organic sales decreased 4% in Grooming and decreased 2% in Baby, Feminine & Family Care.

•
Unit volume increased 1%, with organic volume up 2%. Volume increased low single digits in Beauty, Grooming, Health Care and Fabric & Home Care and decreased low single digits in Baby, Feminine & Family Care. Excluding the impacts of minor brand divestitures, organic volume increased mid-single digits in Fabric & Home Care.

•
Net earnings from continuing operations were $8.0 billion, unchanged versus the prior year. An increase in earnings before income taxes, driven primarily by sales growth and prior year charges for early debt extinguishment, was offset by an increase in taxes due primarily to the transitional impact of the U.S. Tax Act.

•
Diluted net earnings per share from continuing operations increased 2% to $2.94 due primarily to a reduction in shares outstanding caused by both cash repurchases and shares acquired as part of the prior year Beauty Brands divestiture.

•
Net earnings attributable to Procter & Gamble decreased $5.3 billion or 40% versus the prior year period to $7.9 billion. The decline was primarily due to a reduction in earnings from discontinued operations related to the base period gain from Beauty Brands divestiture.

•
Core net earnings attributable to Procter & Gamble, which represents net earnings from continuing operations, excluding U.S. tax reform transitional impacts, incremental restructuring charges and the base period charge for early extinguishment of debt, increased 4% to $8.8 billion. Core net earnings per share increased 7% to $3.28 due to the increase in core net earnings and the reduction in shares outstanding.

•
Operating cash flow was $10.7 billion. Free cash flow, which is operating cash flow less capital expenditures, was $7.9 billion. Adjusted free cash flow productivity, which is the ratio of free cash flow to adjusted net earnings, was 91%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East, Central & Eastern Europe and the Korean peninsula, further economic instability in the European Union, political instability in certain Latin American markets and overall economic slowdowns, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, we initiated certain non-manufacturing overhead reduction projects along with manufacturing and other supply chain cost improvement projects in 2012. In fiscal 2016, we announced an additional multi-year cost reduction program. This program is resulting in meaningful non-manufacturing enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
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
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the recently enacted U.S. Tax Act, the implications and uncertainties of which are disclosed elsewhere in this report. Additionally, we attempt to carefully manage our debt and currency exposure in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria and Egypt. Further, our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including potential increases of import tariffs. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended December 31, 2017.
RESULTS OF OPERATIONS – Three Months Ended March 31, 2018
The following discussion provides a review of results for the three months ended March 31, 2018 versus the three months ended March 31, 2017.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2018	2017	% Chg
Net sales	$16,281	$15,605	4%
Operating income	3,296	3,360	(2)%
Net earnings from continuing operations	2,540	2,556	(1)%
Net earnings from discontinued operations	—	—	N/A
Net earnings attributable to Procter & Gamble	2,511	2,522	—%
Diluted net earnings per common share	0.95	0.93	2%
Diluted net earnings per share from continuing operations	0.95	0.93	2%
Core net earnings per common share	1.00	0.96	4%

	Three Months Ended March 31
COMPARISONS AS A % OF NET SALES	2018	2017	Basis Pt Chg
Gross profit	48.8%	49.8%	(100)
Selling, general & administrative expense	28.5%	28.3%	20
Operating income	20.2%	21.5%	(130)
Earnings from continuing operations before income taxes	20.0%	21.4%	(140)
Net earnings from continuing operations	15.6%	16.4%	(80)
Net earnings attributable to Procter & Gamble	15.4%	16.2%	(80)
Net Sales
Net sales for the quarter increased 4% to $16.3 billion including four percent positive impact from foreign exchange. Unit volume increased 1%. Excluding the impact of minor brand divestitures, organic volume increased 2%. A one percent positive impact from mix, driven by disproportionate growth of Skin and Personal Care and Personal Health Care categories and developed regions, all of which have higher than company average prices, was more than offset by a negative pricing impact of two percent. Volume increased low single digits in Grooming, Health Care and Fabric & Home Care and was unchanged in Beauty. Volume decreased low single digits in Baby, Feminine & Family Care. Excluding minor brand divestitures, Fabric & Home Care organic volume increased mid-single digits. Volume increased low single digits in developed and developing regions. Organic sales increased 1%.

	Net Sales Change Drivers 2018 vs. 2017 (Three Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	5%	(1)%	6%	—%	10%
Grooming	3%	3%	5%	(3)%	(3)%	—%	2%
Health Care	3%	3%	5%	(2)%	—%	(1)%	5%
Fabric & Home Care	3%	4%	4%	(1)%	—%	—%	6%
Baby, Feminine & Family Care	(2)%	(2)%	3%	(1)%	—%	—%	—%
Total Company	1%	2%	4%	(2)%	1%	—%	4%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions and divestitures, the impact from India Goods and Services Tax implementation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 100 basis points to 48.8% of net sales for the quarter. Gross margin benefited from 230 basis points of manufacturing cost savings projects (190 basis points net of product and packaging reinvestments) and 20 basis points of other benefits. This was offset by:

•	a 100 basis point decline due to higher commodity costs,

•
a 110 basis point decline from unfavorable mix, including unfavorable product mix (primarily within segments due to disproportionate growth of lower margin products forms and club channels in certain categories), unfavorable geographic mix in certain categories and approximately 40 basis points of transportation cost hurts,

•	an 80 basis point decline from reduced pricing and

•	a 20 basis point decline from unfavorable foreign exchange.
Total SG&A spending increased 5% to $4.6 billion primarily due to increases in other operating costs. SG&A as a percentage of net sales increased 20 basis points to 28.5%. Reductions in overhead costs and marketing spending as a percentage of net sales were more than offset by an increase in other net operating costs as a percentage of net sales. Overhead costs as a percentage of net sales decreased 60 basis points due to productivity savings, partially offset by an increase in restructuring. Marketing spending as a percentage of net sales decreased 60 basis points due to reductions in advertising spending and agency compensation and production costs. Other net operating costs as a percentage of net sales increased 140 basis points primarily due to a gain on the sale of real estate in the base period. Productivity-driven cost savings delivered 80 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $133 million for the quarter, an increase of $37 million versus the prior year period due to increase in long term debt and in weighted average interest rates. Interest income was $69 million for the quarter, an increase of $23 million versus the prior year period due to an increase in interest-bearing cash and cash equivalents balances, available for sale investment securities balances and increase in weighted average interest rates. Other non-operating income was $21 million, a decline of $5 million from the prior period.
Income Taxes on Continuing Operations
For the three months ended March 31, 2018, the effective tax rate on continuing operations decreased 150 basis points versus the prior year period to 21.9%. A current quarter charge of $22 million resulting from the enactment of the U.S. Tax Act caused a 70 basis point increase in the current period rate (see Note 2 to the Consolidated Financial Statements for further discussion). The offsetting net reduction of 220 basis points was caused by:

•	a 250 basis point net reduction from the ongoing impacts of the U.S. Tax Act on current period earnings,

•	a reduction of approximately 200 basis points from favorable geographic mix of earnings,

•	a 120 basis point increase from reduced excess tax benefits from share-based compensation (which totaled 60 basis points in the current year versus 180 basis points in the prior year period) and

•	a 110 basis point increase from reduced favorable discrete impacts related to uncertain tax positions (30 basis points in the current year versus 140 basis points in the prior year period).
Net Earnings from Continuing Operations
Net earnings from continuing operations decreased 1% to $2.5 billion for the quarter as an increase in net sales and a decrease in the effective tax rate were offset by the decrease in gross margin and increase in SG&A as a percent of net sales, all of which are discussed above. Foreign exchange impacts had a positive effect of about $67 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 2% to $0.95. The difference between the change in net earnings from continuing operations and diluted net earnings per share from continuing operations was due to a reduction in the number of shares outstanding.
Discontinued Operations
There were no net earnings from discontinued operations in the three months ended March 31, 2018 or 2017.
Net Earnings
Net earnings attributable to Procter & Gamble was unchanged at $2.5 billion for the quarter. Diluted net earnings per share increased 2% to $0.95 due to the reduction in shares outstanding. Core net earnings per share increased 4% to $1.00. Core net earnings per share represents diluted net earnings per share from continuing operations excluding the current period charge for the transitional impact of the U.S. Tax Act and incremental restructuring charges in both periods related to our productivity and cost savings plans. The increase in core net earnings per share was driven primarily by the increase in net sales and a lower effective tax rate, driven by the ongoing impacts of the U.S. Tax Act partially offset by the decrease in operating margin.
RESULTS OF OPERATIONS – Nine Months Ended March 31, 2018
The following discussion provides a review of results for the nine months ended March 31, 2018 versus the nine months ended March 31, 2017.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2018	2017	% Chg
Net sales	$50,329	$48,979	3%
Operating income	11,034	11,006	—%
Net earnings from continuing operations	7,971	7,992	—%
Net earnings from discontinued operations	—	5,217	N/A
Net earnings attributable to Procter & Gamble	7,859	13,111	(40)%
Diluted net earnings per common share	2.94	4.76	(38)%
Diluted net earnings per share from continuing operations	2.94	2.87	2%
Core net earnings per common share	3.28	3.07	7%

	Nine Months Ended March 31
COMPARISONS AS A % OF NET SALES	2018	2017	Basis Pt Chg
Gross profit	49.9%	50.5%	(60)
Selling, general & administrative expense	27.9%	28.0%	(10)
Operating income	21.9%	22.5%	(60)
Earnings from continuing operations before income taxes	21.9%	21.1%	80
Net earnings from continuing operations	15.8%	16.3%	(50)
Net earnings attributable to Procter & Gamble	15.6%	26.8%	(1,120)
Net Sales
Net sales for the nine months ended March 31, 2018 increased 3% to $50.3 billion including a 2% percent benefit from favorable foreign exchange impacts. Unit volume increased 1%. Excluding the impact of minor brand divestitures, organic volume increased 2%. Mix had a positive impact of 1% on net sales due to the disproportionate growth of super-premium SK-II brand, Oral care power brush products and developed regions, all of which have higher than company average prices. Reduced pricing had a negative impact of 1% on net sales. Volume increased low single digits in Beauty, Health Care, Fabric & Home Care and Grooming. Volume decreased low single digits in Baby, Feminine & Family Care. Excluding minor brand divestitures, Fabric and Home Care organic volume increased mid-single digits. Volume increased low single digits in developed regions and was unchanged in developing regions. Excluding the impact of minor brand divestitures, organic volume increased low single digits in developing regions. Organic sales increased 1% driven by a 2% increase in organic volume.

	Net Sales Change Drivers 2018 vs. 2017 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	1%	2%	—%	5%	—%	8%
Grooming	1%	1%	3%	(3)%	(2)%	—%	(1)%
Health Care	2%	2%	3%	(1)%	1%	—%	5%
Fabric & Home Care	3%	4%	2%	(1)%	—%	—%	4%
Baby, Feminine & Family Care	(1)%	(1)%	1%	(1)%	—%	—%	(1)%
Total Company	1%	2%	2%	(1)%	1%	—%	3%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions and divestitures, the impact from India Goods and Services Tax implementation and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 60 basis points to 49.9% of net sales for the nine months ended March 31, 2018 versus the prior year period. Gross margin benefited from 180 basis points of manufacturing cost savings projects (150 basis points net of product and packaging reinvestments). This benefit was offset by:

•	a 90 basis point decline due to higher commodity costs,

•
a 40 basis point decline from unfavorable product mix (within segments due to disproportionate growth of lower margin product forms, large sizes and club channels and between segments caused by the disproportionate volume growth in Fabric & Home Care, which has lower than company-average gross margin),

•	a 30 basis point decline from unfavorable foreign exchange and

•	a 50 basis point decline from the impact of reduced pricing.
Total SG&A spending increased 2% to $14.1 billion due to increases in both marketing and overhead spending. SG&A as a percentage of net sales decreased 10 basis points to 27.9%. Reductions in marketing and overhead spending as a percentage of net sales were partially offset by an increase in other operating expenses. Marketing spending as a percentage of net sales decreased 30 basis points, primarily driven by reductions in agency compensation and production costs. Overhead costs as a percentage of net sales decreased 20 basis points due to productivity savings and sales growth leverage, partially offset by higher restructuring costs versus the base year period. Other operating expenses increased 40 basis points due to gains on the sale of real estate in the base period. Productivity-driven cost savings delivered 50 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $370 million for the current period, an increase of $21 million versus the prior year period, due to an increase in long term debt. Interest income was $184 million for the quarter, an increase of $61 million versus the prior year period, due to an increase in interest-bearing cash and cash equivalents balances and available for sale investment securities. Other non-operating income was $189 million primarily due to gains from minor brand divestitures and other investments. The base period had net other non-operating expenses of $450 million, due to charges for the early extinguishment of debt.
Income Taxes on Continuing Operations
For the nine months ended March 31, 2018, the effective tax rate on continuing operations increased 520 basis points versus the prior year period to 27.8%. A net transitional charge of $650 million resulting from the enactment of the U.S. Tax Act caused a 590 basis-point increase in the current period rate (see Note 2 to the Consolidated Financial Statements for further discussion). The remaining 70 basis point decrease in the effective rate was driven by:

•
a 370 basis-point reduction from the ongoing impacts of the U.S. Tax Act, as the impact of the lower blended U. S. federal rate on current year earnings versus prior year was partially offset by reduced foreign tax credits versus prior year due to the inability to fully credit foreign taxes under the U.S. Tax Act,

•	a reduction of approximately 40 basis-points from favorable geographic mix of earnings,

•	a 150 basis-point increase from reduced favorable discrete impacts related to uncertain tax positions (which totaled 20 basis points in the current year versus 170 basis points in the prior year),

•	a 120 basis-point increase from reduced excess tax benefits from share-based compensation (60 basis points in the current year versus 180 basis points in the prior year) and

•	a 70 basis-point increase from the tax impacts of the prior year extinguishment of long-term debt.
Net Earnings from Continuing Operations
Net earnings from continuing operations were unchanged at $8.0 billion for the period. An increase in net earnings from continuing operations before income taxes, driven primarily by increased net sales and the base period charge for early extinguishment of debt, was offset by the current period net charge for the transitional impact of the U.S. Tax Act. Foreign exchange had a positive impact of about $164 million on net earnings for the year to date period, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Diluted net earnings per share from continuing operations increased 2% to $2.94 due primarily to a reduction in the number of weighted average shares outstanding caused by both ongoing cash repurchases and shares acquired as part of the prior year Beauty brands divestiture.
Discontinued Operations
Net earnings from discontinued operations were zero in the current period versus net earnings of $5.2 billion in the prior year period, primarily due to the gain on the sale of the Beauty Brands, which closed on October 1, 2016 (see Note 11 to the Consolidated Financial Statements).
Net Earnings
Net earnings attributable to Procter & Gamble decreased 40% to $7.9 billion for the nine months ended March 31, 2018. The decrease was primarily due to the reduction in net earnings from discontinued operations and the increase in income tax caused by the transitional impact of the U.S. Tax Act as discussed above. Diluted net earnings per share decreased 38% to $2.94. The difference between the decline in net earnings and the related earnings per share amounts was due to the reduction in weighted average shares outstanding. Core net earnings per share increased 7% to $3.28. Core net earnings per share represents diluted net earnings per share from continuing operations, excluding the current year transitional impact of the U.S. Tax Act, the prior year charge for early extinguishment of debt and incremental restructuring charges in both periods related to our productivity and cost savings plans.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2018
The following discussion provides a review of results by reportable business segment. Analyses of the results for the three and nine month periods ended March 31, 2018 are provided based on a comparison to the same three and nine month periods ended March 31, 2017. The primary financial measures used to evaluate segment performance are net sales and net earnings from continuing operations. The table below provides supplemental information on net sales and net earnings from continuing operations by reportable business segment for the three and nine months ended March 31, 2018 versus the comparable prior year periods (dollar amounts in millions):

	Three Months Ended March 31, 2018
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$2,934	10%	$642	21%	$488	23%
Grooming	1,550	2%	422	(3)%	334	—%
Health Care	1,934	5%	467	(1)%	305	(2)%
Fabric & Home Care	5,262	6%	1,001	3%	635	6%
Baby, Feminine & Family Care	4,458	—%	852	(4)%	539	(3)%
Corporate	143	5%	(131)	N/A	239	N/A
Total Company	$16,281	4%	$3,253	(2)%	$2,540	(1)%

	Nine Months Ended March 31, 2018
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) from Continuing Operations Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss) from Continuing Operations	% Change Versus Year Ago
Beauty	$9,305	8%	$2,331	15%	$1,775	16%
Grooming	4,903	(1)%	1,367	(13)%	1,086	(11)%
Health Care	6,048	5%	1,590	1%	1,065	1%
Fabric & Home Care	16,079	4%	3,281	2%	2,118	3%
Baby, Feminine & Family Care	13,616	(1)%	2,749	(8)%	1,766	(9)%
Corporate	378	(1)%	(281)	N/A	161	N/A
Total Company	$50,329	3%	$11,037	7%	$7,971	—%

Beauty
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Beauty net sales increased 10% to $2.9 billion during the third fiscal quarter on unit volume that was unchanged. Favorable product mix added 6% to net sales due to the disproportionate growth of the super-premium SK-II and Olay Skin Care brands, which have higher than segment average selling prices. Lower pricing reduced net sales by 1%. Favorable foreign exchange increased net sales by 5%. Organic sales increased 5%. Global market share of the Beauty segment decreased 0.3 points. Volume decreased low single digits in developed regions and increased low single digits in developing regions.

•
Volume in Hair Care decreased low single digits. Developed market volume decreased mid-single digits due to competitive activity. Volume in developing regions increased low single digits due to product innovation and market growth. Global market share of the Hair Care category decreased half a point.

•
Volume in Skin and Personal Care increased low single digits. Volume increased low single digits in developed regions due to product innovation. Volume increased mid-single digits in developing regions due to increased marketing spending and product innovation. Global market share of the Skin and Personal Care category was unchanged.

Net earnings increased 23% to $488 million due to the increase in net sales and a 190 basis point increase in net earnings margin. The net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The increase in gross margin was driven by manufacturing cost savings projects, partially offset by higher commodity costs and reduced pricing. The reduction in SG&A as a percentage of sales was primarily driven by the positive scale impacts of the net sales increase.
Nine months ended March 31, 2018 compared with nine months ended March 31, 2017
Beauty fiscal year to date net sales increased 8% to $9.3 billion on a 1% increase in unit volume. Favorable product mix added 5% to net sales, due to the disproportionate growth of the super-premium SK-II and Olay Skin brands. Organic sales increased 6%. Global market share of the Beauty segment decreased 0.2 points. Volume decreased low single digits in developed regions and increased low single digits in developing regions.

•
Volume in Hair Care was unchanged. Volume in developed regions decreased low single digits due to competitive activity. Volume in developing regions increased low single digits due to product innovation and improved in-store executions. Global market share of the Hair Care category decreased slightly.

•
Volume in Skin and Personal Care increased low single digits. Volume increased low single digits in developed regions driven by product innovation partially offset by reduced shipments following increased pricing. Volume increased mid-single digits in developing regions due to product innovation and increased marketing. Global market share of the Skin and Personal Care category was unchanged.

Net earnings increased 16% to $1.8 billion due to the increase in net sales and a 130 basis point increase in net earnings margin. The net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales, primarily driven by the positive scale impacts of the net sales increase. Gross margin increased slightly driven by productivity savings.
Grooming
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Grooming net sales increased 2% to $1.6 billion during the third fiscal quarter on a 3% increase in unit volume. Foreign exchange had a 5% favorable impact on net sales. Pricing had a 3% negative impact on net sales due to price reductions in Shave Care. Negative mix reduced net sales 3% due to the disproportionate growth of lower tier products and developing regions which have lower than segment average selling prices. Disproportionate developing market growth also contributed to the negative mix, in part, due to a higher relative proportion of disposable razors in those markets. Organic sales decreased 3%. Global market share of the Grooming segment decreased 0.3 points. Volume increased low single digits in developed regions and mid-single digits in developing regions.

•
Shave Care volume increased low single digits. Developed regions volume increased low single digits due to increased price competitiveness following price reductions and product innovation. Developing regions volume increased mid-single digits due to lower pricing in the form of higher promotional spending. Global market share of the Shave Care category was unchanged.

•
Volume in Appliances decreased low single digits. Volume decreased mid-single digits in developed regions due to trade inventory reductions and a base period that was up double digits due to innovation. Volume increased high single digits in developing regions due to product innovation and market growth. Global market share of the Appliances category increased more than a point.

Net earnings was unchanged at $334 million as the increase in net sales was offset by a 30 basis point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. Gross margin declined due to the negative impact of unfavorable product and geographic mix and lower pricing, partly offset by the benefit of cost savings projects. SG&A as a percentage of net sales decreased due to reductions in marketing spending.
Nine months ended March 31, 2018 compared with nine months ended March 31, 2017
Grooming fiscal year to date net sales decreased 1% to $4.9 billion on a 1% increase in unit volume. Favorable foreign exchange impacts increased net sales by 3%. Price reductions in Shave Care reduced net sales by 3%. Unfavorable product mix reduced net sales by 2% driven by the disproportionate increase in lower tier shave care products, including disposable razors. Organic sales decreased 4%. Global market share of the Grooming segment decreased 0.6 points. Volume increased low single digits in developed and developing regions.

•
Volume in Shave Care was unchanged. Volume in developed regions increased low single digits due to increased competitiveness following price reductions and product innovation. Volume in developing regions was unchanged. Global market share of the Shave Care category decreased less than half a point.

•	Volume in Appliances increased double digits in both developed and developing regions due to product innovation. Global market share of the Appliances category increased more than a point.
Net earnings decreased 11% to $1.1 billion due to the reduction in net sales and a 230 basis point decrease in net earnings margin. Net earnings margin decreased due to a reduction in gross margin and an increase in SG&A as a percentage of net sales. Gross margin decreased due to the negative impact of lower pricing and unfavorable product and geographic mix, partially offset by the benefit of cost savings projects. SG&A as a percentage of net sales increased primarily due to an increase in other operating expense resulting from a base period gain from the sale of real estate along with a current period increase in overhead spending.
Health Care
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Health Care net sales increased 5% to $1.9 billion during the third fiscal quarter on a 3% increase in unit volume. Favorable foreign exchange increased net sales by 5%. Lower prices reduced net sales by 2% due to increased promotional spending. Organic sales increased 1%. Global market share of the Health Care segment decreased 0.2 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions.

•
Oral Care volume increased low single digits. Volume decreased low single digits in developed regions due to trade inventory reductions and competitive activity. Volume increased low single digits in developing regions due to product innovation and increased promotional competitiveness. Global market share of the Oral Care category decreased half a point.

•
Volume in Personal Health Care increased high single digits. Volume increased high single digits in developed regions due to increased consumption from a strong Cough / Cold season and product innovation. Volume in developing regions increased high single digits and double digits on organic basis, due to product innovation and increased consumption from a strong Cough / Cold season. Excluding the impact of minor brand divestitures, organic volume grew double digits. Global market share of the Personal Health Care category increased less than half a point.

Net earnings decreased 2% to $305 million as the increase in net sales was more than offset by a 110 basis point decrease in net earnings margin. Net earnings margin decreased due to a reduction in gross margin partially offset by a reduction in SG&A as a percentage of net sales. Gross margin decreased as the impacts of lower pricing and unfavorable mix due to the disproportionate growth of developing regions which have lower margins, was only partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase.
Nine months ended March 31, 2018 compared with nine months ended March 31, 2017
Health Care fiscal year to date net sales increased 5% to $6.0 billion on a 2% increase in unit volume. Favorable foreign exchange increased net sales by 3%. Mix improvement increased net sales 1% due to disproportionate growth of premium paste and power brush products, which have higher than segment average prices. Lower prices reduced net sales by 1% primarily due to increased promotional spending. Organic sales increased 2%. Global market share of the Health Care segment decreased 0.1 point. Volume increased low single digits in both developed and developing regions.

•
Oral Care volume increased low single digits. Volume in developed regions increased low single digits driven by product innovation and marketing investments on premium power brush segment. Volume in developing regions was unchanged. Global market share of the Oral Care category decreased less than half a point.

•
Volume in Personal Health Care increased mid-single digits. Volume increased low single digits in developed regions and high single digits in developing regions due to increased consumption from a strong Cough / Cold season and product innovation. Global market share of the Personal Health Care category increased less than half a point.

Net earnings increased 1% to $1.1 billion due to the increase in net sales, partially offset by 60 basis point decrease in net earnings margin. Net earnings margin declined primarily due to a reduction in non-operating income driven by a base period gain from minor brand divestitures. Gross margin decreased marginally as the impacts of lower pricing and unfavorable mix due to the disproportionate growth of lower margin product forms, was only partially offset by manufacturing cost savings. SG&A as a percentage of net sales also decreased marginally.
Fabric & Home Care
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Fabric & Home Care net sales increased 6% to $5.3 billion for the third fiscal quarter on a 3% increase in unit volume. Favorable foreign exchange had a positive impact of 4% on net sales. Lower prices reduced net sales 1%. Organic sales increased 3% on a 4% increase in organic volume. Global market share of the Fabric & Home Care segment increased 0.2 points. Volume increased mid-single digits in developed regions. Volume in developing regions was unchanged and increased low single digits excluding the impact of minor brand divestitures.

•
Fabric Care volume increased low single digits. Excluding the impact of minor brand divestitures, volume increased mid-single digits. Volume in developed regions grew mid-single digits due to product innovation and lower pricing in the form of increased promotional spending. Volume in developing regions decreased low single digits. Excluding the impact of minor brand divestitures, developing regions volume increased low single digits driven by product innovation. Global market share of the Fabric Care category increased slightly.

•
Home Care volume increased mid-single digits. Volume in developed and developing regions increased mid-single digits due to product innovation, increased marketing and category growth. Global market share of the Home Care category was unchanged.

Net earnings increased 6% to $635 million due to the increase in net sales. Net earnings margin was unchanged as a reduction in gross margin was largely offset by a reduction in SG&A as a percentage of sales. Gross margin decreased due to negative product mix impacts (driven by disproportionate growth of product forms with lower than segment-average margins and club channel), reduced pricing and an increase in commodity costs, which were partially offset by manufacturing cost savings. SG&A as a percentage of net sales was down due to positive scale effects of the increase in net sales.
Nine months ended March 31, 2018 compared with nine months ended March 31, 2017
Fabric & Home Care fiscal year to date net sales increased 4% to $16.1 billion on a 3% increase in unit volume. Favorable foreign exchange had a positive impact of 2% on net sales. Lower pricing had a negative 1% impact on net sales. Organic sales increased 3%. Global market share of the Fabric & Home Care segment increased 0.1 point. Volume increased mid-single digits in developed regions and low single digits in developing regions.

•
Fabric Care volume increased low single digits. Excluding the impact of minor brand divestitures, volume increased mid-single digits. Volume in developed regions grew mid-single digits due to product innovation and lower pricing in the form of increased promotional spending. Volume in developing regions grew low single digits due to product innovation and market growth. Global market share of the Fabric Care category increased slightly.

•
Home Care volume increased mid-single digits. Volume in developed regions increased low single digits due to product innovation and increased marketing. Volume in developing regions increased mid-single digits due to product innovation, marketing investments and category growth. Global market share of the Home Care category was unchanged.

Net earnings increased 3% to $2.1 billion due to the increase in net sales. Net earnings margin was unchanged as a decrease in gross margin was largely offset by a reduction in SG&A as a percentage of net sales. Gross margin decreased due to an increase in commodity costs and unfavorable product mix (due to an increase in the proportion of product forms and larger package sizes with lower than segment-average margins), partially offset by manufacturing cost savings. SG&A as a percentage of net sales declined due to the positive scale impacts of net sales increase. Net earnings also benefited from a gain on a minor brand divestiture in the current period.

Baby, Feminine & Family Care
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Baby, Feminine & Family Care net sales was unchanged at $4.5 billion during the third fiscal quarter on a 2% decrease in unit volume. Favorable foreign exchange increased net sales by 3%. Lower pricing reduced net sales 1%. Organic sales decreased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.7 points. Volume decreased low single digits in developed and developing regions.

•
Volume in Baby Care decreased mid-single digits. Volume in developed regions declined low single digits due to trade inventory reductions and competitive activity. Volume in developing regions declined high single digits due to competitive activity including lower competitor pricing in certain markets. Global market share of the Baby Care category decreased more than a point.

•
Volume in Feminine Care decreased low single digits. Organic volume, which excludes the impact of minor brand divestitures, increased low single digits. Volume in developed regions declined low single digits, but increased low single digits on an organic basis due to product innovation and adult incontinence category growth. Volume increased low single digits in developing regions driven by product innovation and increased promotional spending. Global market share of the Feminine Care category increased slightly.

•
Volume in Family Care, which is predominantly a North American business, was unchanged as the impacts of product innovation and distribution gains was offset by trade inventory reductions. In the U.S., all-outlet share of the Family Care category was unchanged.

Net earnings decreased 3% to $539 million due to a 30 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decline in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity costs, lower pricing and unfavorable product mix (from an increase in product forms and larger package sizes with lower than segment-average margins), partially offset by manufacturing cost savings projects. SG&A as a percentage of net sales decreased as reduced marketing spending was partially offset by an increase in overhead costs.
Nine months ended March 31, 2018 compared with nine months ended March 31, 2017
Baby, Feminine & Family Care fiscal year to date net sales decreased 1% to $13.6 billion on a 1% decrease in unit volume. Favorable foreign exchange had a 1% benefit on net sales. Lower pricing reduced net sales by 1%. Organic sales decreased 2%. Global market share of the Baby, Feminine and Family Care segment decreased 0.8 points. Volume was unchanged in developed regions and increased low single digits excluding the impact of minor brand divestitures. Volume decreased mid-single digits in developing regions.

•
Baby Care volume decreased mid-single digits. Volume in developed regions declined low single digits due to competitive activities and trade inventory reductions. Volume in developing regions declined high single digits due to competitive activity, reduced shipments following increased pricing and a reduction in trade inventories. Global market share of the Baby Care category decreased more than a point.

•
Feminine Care volume decreased low single digits. Organic volume, which excludes the impact of minor brand divestitures, increased low single digits. Organic volume increased low single digits in developed regions due to product innovation. Volume increased low single digits in developing regions due to product innovation and market growth. Global market share of the Feminine Care category was unchanged.

•	Family Care volume increased low single digits, driven by product innovation and distribution gains. In the U.S., all-outlet share of the Family Care category was unchanged.
Net earnings decreased 9% to $1.8 billion due to reduced net sales and a 110 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decline in gross margin partially offset by a slight reduction in SG&A as a percentage of net sales. Gross margin decreased due to an increase in commodity costs, reduced pricing and unfavorable product mix (from an increase in product forms and larger package sizes with lower than segment-average margins), partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased slightly, as reduced marketing spending was partially offset by an increase in overhead costs.
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

Corporate net sales improved by $7 million to $143 million during the third fiscal quarter and decreased $2 million to $378 million fiscal year to date. Corporate net earnings from continuing operations decreased $124 million to $239 million in the third fiscal quarter primarily due to the real estate gain in the base period and the current period increases in interest expense and restructuring charges, each of which has been discussed earlier in the Results of Operations section. Fiscal year to date Corporate net earnings decreased $50 million to $161 million primarily driven by the increase in income tax expense caused by the current period charge for the transitional impacts of U.S. tax legislation, partially offset by the base period charge related to early extinguishment of debt.
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

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $10.7 billion of cash from operating activities fiscal year to date, an increase of $1.6 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes, and gain on sale of assets), generated $8.3 billion of operating cash flow. Working capital and other impacts generated $2.4 billion of cash in the period. Accounts receivable used $450 million of cash due to sales growth and the timing of the quarter-end (which fell on a weekend, resulting in fewer days collection). Inventory consumed $457 million of cash primarily due to product initiatives and business growth. Accounts payable, accrued and other liabilities generated $752 million of cash primarily driven by extended payment terms with our suppliers, increased marketing accruals based on timing of spending and the current year impacts on taxes payable due to the U.S. Tax Act. All other operating assets and liabilities generated $2.3 billion of cash, primarily driven by the long-term portion of the payable related to the U.S. tax reform repatriation charge.
Investing Activities
Cash used by investing activities was $3.6 billion fiscal year to date. Capital expenditures were $2.8 billion, or 5.6% of net sales. We generated $246 million of cash from proceeds from asset sales, primarily from minor brand divestitures. We used $3.8 billion for purchases of short-term investments, partially offset by $2.8 billion of cash generated from sales and maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $7.5 billion fiscal year to date. We used $5.6 billion for treasury stock purchases and $5.4 billion for dividends. Cash generated from the net effect of debt issuances and payments was $2.4 billion. Cash from the exercise of stock options and other impacts generated $1.2 billion of cash.
As of March 31, 2018, our current liabilities exceeded current assets by $2.8 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measures. We believe that these measures provide useful perspective on underlying business trends (i.e., trends excluding non-recurring or unusual items) and provide a supplemental measure of year-on-year underlying results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
Transitional Impact of U.S. Tax Reform: As discussed in Note 2 to the Consolidated Financial Statements, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Act”) in December 2017.  This resulted in a net charge of $650 million for the nine months ended March 31, 2018, comprised of an estimated repatriation tax charge of $3.9 billion and a net deferred tax benefit of $3.2 billion.  The adjustment to core earnings only includes this transitional impact.  It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.
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
Organic sales growth:

Three Months Ended March 31, 2018	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	10%	(5)%	—%	5%
Grooming	2%	(5)%	—%	(3)%
Health Care	5%	(5)%	1%	1%
Fabric & Home Care	6%	(4)%	1%	3%
Baby, Feminine & Family Care	—%	(3)%	—%	(3)%
Total Company	4%	(4)%	1%	1%

Nine Months Ended March 31, 2018	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	8%	(2)%	—%	6%
Grooming	(1)%	(3)%	—%	(4)%
Health Care	5%	(3)%	—%	2%
Fabric & Home Care	4%	(2)%	1%	3%
Baby, Feminine & Family Care	(1)%	(1)%	—%	(2)%
Total Company	3%	(2)%	—%	1%
(1)    Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures, the impact of India Goods and Services Tax changes and rounding impacts necessary to reconcile net sales to organic sales.
Free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, March 31, 2018
Operating Cash Flow	Capital Spending	Free Cash Flow
$10,668	$(2,810)	$7,858
Adjusted free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, March 31, 2018
Free Cash Flow	Net Earnings	Net U.S. Tax Reform Charge	Adjusted Net Earnings	Adjusted Free Cash Flow Productivity
$7,858	$7,971	$650	$8,621	91%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,343	(110)	—	(1)	8,232
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,642	(28)	—	—	4,614
OPERATING INCOME	3,296	138	—	1	3,435
INCOME TAX ON CONTINUING OPERATIONS	713	22	(22)	(1)	712
NET EARNINGS ATTRIBUTABLE TO P&G	2,511	116	22	—	2,649
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	0.95	0.04	0.01	—	1.00
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	4%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	7,836	(113)	1	7,724
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,409	22	(1)	4,430
OPERATING INCOME	3,360	91	—	3,451
INCOME TAX ON CONTINUING OPERATIONS	780	21	(1)	800
NET EARNINGS ATTRIBUTABLE TO P&G	2,522	70	—	2,592
				Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	0.93	0.03	—	0.96
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	25,239	(296)	—	—	24,943
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	14,056	(9)	—	(1)	14,046
OPERATING INCOME	11,034	305	—	1	11,340
INCOME TAX ON CONTINUING OPERATIONS	3,066	63	(650)	(1)	2,478
NET EARNINGS ATTRIBUTABLE TO P&G	7,859	242	650	—	8,751
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	2.94	0.09	0.24	0.01	3.28
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	7%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2017
	AS REPORTED (GAAP)	DISCONTINUED OPERATIONS	INCREMENTAL RESTRUCTURING	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	24,236	—	(352)	—	1	23,885
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	13,737	—	81	—	(1)	13,817
OPERATING INCOME	11,006	—	271	—	—	11,277
INCOME TAX ON CONTINUING OPERATIONS	2,338	—	57	198	(1)	2,592
NET EARNINGS ATTRIBUTABLE TO P&G	13,111	(5,217)	214	345	—	8,453
						Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	4.76	(1.89)	0.08	0.13	(0.01)	3.07
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, and tax.

Item 1A.	Risk Factors
For information on risk factors, please refer to “Risk Factors” in Part II, Item 1A of the Company's Form 10-Q for the quarterly period ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2018 - 1/31/2018	5,542,840	$90.21	5,542,840	(3)
2/01/2018 - 2/28/2018	5,493,529	$81.91	5,493,529	(3)
3/01/2018 - 3/31/2018	5,463,282	$78.70	5,463,282	(3)
Total	16,499,651	$83.63	16,499,651

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

(3)
On April 19, 2018, the Company stated that in fiscal year 2018 the Company expects to reduce outstanding shares through direct share repurchases at a value of approximately $6 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

10-1	Company’s Form of Separation Agreement and Release * +

10-2	Company’s Form of Separation Letter and Release * +

12	Computation of Ratio of Earnings to Fixed Charges +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

April 19, 2018	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1	Company’s Form of Separation Agreement and Release +

10-2	Company’s Form of Separation Letter and Release +

12	Computation of Ratio of Earnings to Fixed Charges +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.