Form 10-Q
period 2018-09-30
PROCTER & GAMBLE Co
filed 2018-10-19
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐     No ☑
There were 2,491,408,329 shares of Common Stock outstanding as of September 30, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2018	2017
NET SALES	$16,690	$16,653
Cost of products sold	8,484	8,269
Selling, general and administrative expense	4,652	4,736
OPERATING INCOME	3,554	3,648
Interest expense	129	115
Interest income	53	49
Other non-operating income, net	462	169
EARNINGS BEFORE INCOME TAXES	3,940	3,751
Income taxes	729	881
NET EARNINGS	3,211	2,870
Less: Net earnings attributable to noncontrolling interests	12	17
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,199	$2,853

NET EARNINGS PER SHARE (1)
Basic	1.26	1.09
Diluted	1.22	1.06

DIVIDENDS PER COMMON SHARE	$0.7172	$0.6896
Diluted Weighted Average Common Shares Outstanding	2,612.1	2,690.6

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30
Amounts in millions	2018	2017
NET EARNINGS	$3,211	$2,870
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement foreign currency translation	(216)	840
Unrealized gains/(losses) on hedges	7	(463)
Unrealized gains/(losses) on investment securities	(5)	(4)
Unrealized gains/(losses) on defined benefit retirement plans	152	(33)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(62)	340
TOTAL COMPREHENSIVE INCOME	3,149	3,210
Less: Total comprehensive income attributable to noncontrolling interests	8	17
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,141	$3,193

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2018	June 30, 2018
Assets
CURRENT ASSETS
Cash and cash equivalents			$2,545	$2,569
Available-for-sale investment securities			8,708	9,281
Accounts receivable			5,035	4,686
INVENTORIES
Materials and supplies			1,429	1,335
Work in process			600	588
Finished goods			3,153	2,815
Total inventories			5,182	4,738
Prepaid expenses and other current assets			1,876	2,046
TOTAL CURRENT ASSETS			23,346	23,320
PROPERTY, PLANT AND EQUIPMENT, NET			20,590	20,600
GOODWILL			45,225	45,175
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,919	23,902
OTHER NONCURRENT ASSETS			5,360	5,313
TOTAL ASSETS			$118,440	$118,310

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$10,243	$10,344
Accrued and other liabilities			8,469	7,470
Debt due within one year			10,508	10,423
TOTAL CURRENT LIABILITIES			29,220	28,237
LONG-TERM DEBT			20,779	20,863
DEFERRED INCOME TAXES			6,179	6,163
OTHER NONCURRENT LIABILITIES			9,758	10,164
TOTAL LIABILITIES			65,936	65,427
SHAREHOLDERS’ EQUITY
Preferred stock			951	967
Common stock – shares issued –	September 2018	4,009.2
	June 2018	4,009.2	4,009	4,009
Additional paid-in capital			63,711	63,846
Reserve for ESOP debt retirement			(1,177)	(1,204)
Accumulated other comprehensive income/(loss)			(15,133)	(14,749)
Treasury stock			(99,956)	(99,217)
Retained earnings			99,831	98,641
Noncontrolling interest			268	590
TOTAL SHAREHOLDERS’ EQUITY			52,504	52,883
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$118,440	$118,310

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2018	2017
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$2,569	$5,569
OPERATING ACTIVITIES
Net earnings	3,211	2,870
Depreciation and amortization	643	692
Share-based compensation expense	102	84
Deferred income taxes	34	426
Gain on sale of assets	(361)	(81)
Changes in:
Accounts receivable	(475)	(304)
Inventories	(494)	(357)
Accounts payable, accrued and other liabilities	933	235
Other operating assets and liabilities	(84)	(30)
Other	58	96
TOTAL OPERATING ACTIVITIES	3,567	3,631
INVESTING ACTIVITIES
Capital expenditures	(1,080)	(1,132)
Proceeds from asset sales	9	120
Acquisitions, net of cash acquired	(237)	—
Purchases of short-term investments	(158)	(1,942)
Proceeds from sales and maturities of short-term investments	649	388
Change in other investments	(48)	32
TOTAL INVESTING ACTIVITIES	(865)	(2,534)
FINANCING ACTIVITIES
Dividends to shareholders	(1,853)	(1,823)
Change in short-term debt	24	48
Additions to long-term debt	—	2,124
Reductions of long-term debt	—	(151)
Treasury stock purchases	(1,252)	(2,502)
Impact of stock options and other	425	580
TOTAL FINANCING ACTIVITIES	(2,656)	(1,724)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(70)	82
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(24)	(545)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,545	$5,024

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies and U.S. Tax Reform
On July 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance outlines a single, comprehensive model of accounting for revenue from contracts with customers. We adopted the standard using the modified retrospective transition method, under which prior periods were not revised to reflect the impacts of the new standard. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Accordingly, the timing of revenue recognition is not materially impacted by the new standard. Trade promotions, consisting primarily of customer pricing allowances, in-store merchandising funds, advertising and other promotional activities, and consumer coupons, are offered through various programs to customers and consumers.  The adoption of the new standard impacts the accrual timing for certain portions of our customer and consumer promotional spending, which resulted in a cumulative adjustment to Retained earnings of $534, net of tax, on the date of adoption. The provisions of the new standard also impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales. Had this standard been effective and adopted during fiscal 2018, the impact would have been to reclassify $77 from Selling, General and Administrative expense (SG&A) to a reduction of Net sales for the quarter ended September 30, 2017 and $309 for the year ended June 30, 2018, with no impact to operating profit. This guidance included practical expedients, none of which are material to our Consolidated Financial Statements. This new guidance does not have any other material impacts on our Consolidated Financial Statements, including financial disclosures.
On July 1, 2018, we adopted ASU 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715)." This guidance requires an entity to disaggregate the current service cost component from the other components of net benefit costs in the face of the income statement. It requires the service cost component to be presented with other current compensation costs for the related employees in the operating section of the income statement, with other components of net benefit cost presented outside of income from operations. We adopted the standard retrospectively, using the practical expedient which allows entities to use information previously disclosed in their pension and other postretirement benefit plans footnote as the basis to apply the retrospective presentation requirements. As such, prior periods’ results have been revised to report the other components of net defined benefit costs, previously reported in Cost of products sold and SG&A, in Other non-operating income, net.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash (Topic 230)." This guidance requires the Statement of Cash Flows to present changes in the total of cash, cash equivalents and restricted cash. Prior to the adoption of this ASU, the relevant accounting guidance did not require the Statement of Cash Flows to include changes in restricted cash. We adopted the standard retrospectively on July 1, 2018. We currently have no significant restricted cash balances. Historically, we had restricted cash balances and changes related to divestiture activity. Such balances were presented as Current assets held for sale on the balance sheets, with changes presented as Investing activities on the Statements of Cash Flow. In accordance with ASU 2016-08, such balances are now included in the beginning and ending balances of Cash, cash equivalents and restricted cash for all periods presented.
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)." This guidance permits companies to make an election to reclassify stranded tax effects from the recently enacted U.S. Tax Cuts and Jobs Act included in Accumulated other comprehensive income (AOCI) to Retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt this guidance in the quarter ended September 30, 2018. The reclassification from the adoption of this standard resulted in an increase of $326 to Retained earnings and a decrease of $326 to AOCI.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity transfers of Assets other than Inventory." The standard eliminates the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. We have adopted this standard effective July 1, 2018 on a modified

Amounts in millions of dollars unless otherwise specified.

retrospective basis. The adoption of ASU 2016-16 did not have a material impact on our Consolidated Financial Statements, including the cumulative effect adjustment required upon adoption.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will adopt the standard no later than July 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.
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
There are also certain transitional impacts of the U.S. Tax Act. As part of the transition to the new hybrid territorial tax system, the U.S. Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $602 million for the fiscal year ended June 30, 2018, comprised of an estimated repatriation tax charge of $3.8 billion (comprised of U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax benefit of $3.2 billion.
The changes included in the U.S. Tax Act are broad and complex. The final transitional impacts of the U.S. Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the U.S. Tax Act, any legislative action to address questions that arise because of the U.S. Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transitional impacts, which we expect to finalize when we complete our tax return for fiscal 2018. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments during the quarter ending December 31, 2018.
3. Segment Information
Under U.S. GAAP, our Global Business Units (GBUs) are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric & Home Care and 5) Baby, Feminine & Family Care. Our five reportable segments are comprised of:

•	Beauty: Hair Care (Conditioner, Shampoo, Styling Aids, Treatments); Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care);

•	Grooming: Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Appliances

•	Health Care: Oral Care (Toothbrushes, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care);

•	Fabric & Home Care: Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care); and

•	Baby, Feminine & Family Care: Baby Care (Baby Wipes, Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper).

Amounts in millions of dollars unless otherwise specified.

Our business units are comprised of similar product categories. Nine business units individually accounted for 5% or more of consolidated net sales as follows:

% of Net sales by Business Unit (1)
Three Months Ended September 30	2018	2017
Fabric Care	23%	22%
Baby Care	12%	13%
Hair Care	10%	11%
Home Care	10%	10%
Skin and Personal Care	9%	9%
Family Care	9%	8%
Shave Care	8%	8%
Oral Care	8%	8%
Feminine Care	6%	6%
All Other	5%	5%
Total	100%	100%

(1)	% of Net sales by business unit excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2018	$3,289	$947	$759
	2017	3,138	836	632
Grooming	2018	1,562	417	340
	2017	1,577	414	329
Health Care	2018	1,845	440	332
	2017	1,902	455	305
Fabric & Home Care	2018	5,488	1,144	877
	2017	5,383	1,179	769
Baby, Feminine & Family Care	2018	4,390	902	692
	2017	4,545	964	630
Corporate	2018	116	90	211
	2017	108	(97)	205
Total Company	2018	$16,690	$3,940	$3,211
	2017	16,653	3,751	2,870

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2018	$12,992	$19,820	$5,929	$1,865	$4,569	$45,175
Acquisitions and divestitures	117	—	(50)	6	—	73
Translation and other	(7)	(3)	(1)	(6)	(6)	(23)
Goodwill at September 30, 2018	$13,102	$19,817	$5,878	$1,865	$4,563	$45,225

Goodwill increased from June 30, 2018 due to acquisitions in the Beauty and Fabric & Home Care reportable segments partially offset by the divestiture of the Teva portion of the PGT business in the Health Care reportable segment and currency translation.

Amounts in millions of dollars unless otherwise specified.

Identifiable intangible assets at September 30, 2018 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$7,420	$(5,184)
Intangible assets with indefinite lives	21,683	—
Total identifiable intangible assets	$29,103	$(5,184)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended September 30, 2018 and 2017 was $73 and $77, respectively.
Goodwill and indefinite lived intangible assets are not amortized, but are tested annually for impairment. The test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment.
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
The most significant assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the residual net sales and earnings growth rates and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans, and approximates expected long term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. While management can and has implemented strategies to address these events, significant changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could trigger future impairment charges of the business unit's goodwill and indefinite-lived intangibles. As of September 30, 2018, the carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset were $19.5 billion and $15.7 billion, respectively.
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

5. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated using the treasury stock method on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and other stock-based awards and the assumed conversion of preferred stock.
Net earnings per share were as follows:

CONSOLIDATED AMOUNTS	Three months ended September 30
	2018	2017
Net earnings	$3,211	$2,870
Less: Net earnings attributable to noncontrolling interests	12	17
Net earnings attributable to P&G (Diluted)	3,199	2,853
Preferred dividends, net of tax	(66)	(62)
Net earnings attributable to P&G available to common shareholders (Basic)	$3,133	$2,791

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,495.8	2,550.5
Add: Effect of dilutive securities
Conversion of preferred shares (1)	91.9	96.6
Impact of stock options and other unvested equity awards (2)	24.4	43.5
Diluted weighted average common shares outstanding	2,612.1	2,690.6

NET EARNINGS PER SHARE (3)
Basic	$1.26	$1.09
Diluted	$1.22	$1.06

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 69 million and 20 million for the three months ended September 30, 2018 and 2017 respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended September 30
	2018	2017
Share-based compensation expense	$102	$84
Net periodic benefit cost for pension benefits (1)	28	51
Net periodic benefit cost/(credit) for other retiree benefits (1)	(41)	(38)

(1)
The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2018.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each

Amounts in millions of dollars unless otherwise specified.

quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2018.
The following table sets forth the Company’s financial assets as of September 30, 2018 and June 30, 2018 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	September 30, 2018	June 30, 2018
Investments:
U.S. government securities	$5,233	$5,544
Corporate bond securities	3,475	3,737
Other investments	158	141
Total	$8,866	$9,422

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $1,702 as of September 30, 2018 and $2,003 as of June 30, 2018. The amortized cost of U.S. government securities with maturities between one and five years was $3,658 as of September 30, 2018 and $3,659 as of June 30, 2018. The amortized cost of Corporate bond securities with maturities of less than a year was $1,431 as of September 30, 2018 and $1,291 as of June 30, 2018. The amortized cost of Corporate bond securities with maturities between one and five years was $2,095 as of September 30, 2018 and $2,503 as of June 30, 2018. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $23,260 and $23,402 as of September 30, 2018 and June 30, 2018, respectively. This includes the current portion of debt instruments ($1,772 and $1,769 as of September 30, 2018 and June 30, 2018, respectively). Certain long-term debt (debt tied to derivatives designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2018 and June 30, 2018 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,588	$4,587	$110	$125	$(62)	$(53)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$1,842	$1,848	$33	$41	$(76)	$(75)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$6,430	$6,435	$143	$166	(138)	(128)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$7,936	$7,358	$42	$30	$(21)	$(56)

TOTAL DERIVATIVES AT FAIR VALUE	$14,366	$13,793	$185	$196	(159)	(184)

All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $4,618 and $4,639 as of September 30, 2018 and June 30, 2018, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction

Amounts in millions of dollars unless otherwise specified.

gain or loss on those instruments, was $15,054 and $15,012 as of September 30, 2018 and June 30, 2018, respectively. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in AOCI on Derivatives
	Three Months Ended September 30
	2018	2017
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$(43)	$(184)

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2018	2017
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(24)	$(3)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(2)	$(1)

(1)
For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $14 and $31 for the three months ended September 30, 2018 and 2017, respectively.

(2)
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $207 and $248, as of September 30, 2018 and 2017, respectively.

The gain/(loss) on the derivatives in fair value hedging relationships is fully offset by the mark-to-market impact of the related exposure. These are both recognized in the Consolidated Statements of Earnings in Interest Expense. The gain/(loss) on derivatives not designated as hedging instruments is substantially offset by the currency mark-to-market of the related exposure. These are both recognized in the Consolidated Statements of Earnings in SG&A.
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) (AOCI), including the reclassifications out of Accumulated other comprehensive income/(loss) by component:

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total AOCI
Balance at June 30, 2018	$(3,246)	$(173)	$(4,058)	$(7,272)	$(14,749)
OCI before reclassifications (1)	7	(4)	100	(218)	(115)
Amounts reclassified from AOCI (2)	—	(1)	52	2	53
Net current period OCI	7	(5)	152	(216)	(62)
Reclassification to retained earnings in accordance with ASU 2018-02 (3)	(18)	—	(308)	—	(326)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	—	(4)	(4)
Balance at September 30, 2018	$(3,257)	$(178)	$(4,214)	$(7,484)	$(15,133)

(1)	Net of tax expense/(benefit) of $2, $0 and $20 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $16 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(3)	Adjustment made to early adopt ASU 2018-02: "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," as discussed in Note 2.

Amounts in millions of dollars unless otherwise specified.

The below provides additional details on amounts reclassified from AOCI into the Consolidated Statements of Earnings:

•	Hedges: see Note 7 for classification of gains and losses from hedges in the Consolidated Statements of Earnings.

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•	Pension and other retiree benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs.

•	Financial statement translation: amounts reclassified from AOCI into SG&A.
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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three month period ended September 30, 2018, the Company incurred total restructuring charges of $137. Approximately $72 of these charges were recorded in SG&A, $64 of these charges were recorded in Cost of products sold. The remainder of these charges were recorded in Other non-operating income, net. The following table presents restructuring activity for the three months ended September 30, 2018:

		Three Months Ended September 30, 2018
	Reserve Balance June 30, 2018	Charges	Cash Spent	Charges Against Assets	Reserve Balance September 30, 2018
Separations	$259	$53	$(62)	$—	$250
Asset-related costs	—	28	—	(28)	—
Other costs	254	56	(66)	—	244
Total	$513	$137	$(128)	$(28)	$494

Separation Costs
Employee separation charges for the three month period ended September 30, 2018 relate to severance packages for approximately 470 employees. Separations related to non-manufacturing employees were approximately 150 for the three month period ended September 30, 2018. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

Three Months Ended September 30, 2018
Beauty	$10
Grooming	6
Health Care	8
Fabric & Home Care	13
Baby, Feminine & Family Care	21
Corporate (1)	79
Total Company	$137

(1)	Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities.
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
Income Tax Uncertainties
The Company is present in approximately 150 taxable jurisdictions and, at any point in time, has 50 – 60 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions could increase or decrease within the next 12 months. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2018.

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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to affect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions (including the United Kingdom’s decision to leave the European Union) and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, intellectual property, antitrust, data protection, tax, environmental, and accounting and financial reporting) and to resolve pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; and (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled “Economic Conditions and Uncertainties” and the section titled “Risk Factors” (Part II, Item 1A) of this Form 10-Q.
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Three Months Ended September 30, 2018

•	Economic Conditions and Uncertainties

•	Results of Operations – Three Months Ended September 30, 2018

•	Business Segment Discussion – Three Months Ended September 30, 2018

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2018 (excluding net sales and net earnings in Corporate):

	Three Months Ended September 30, 2018
	Net Sales	Net Earnings
Beauty	20%	25%
Grooming	9%	12%
Health Care	11%	11%
Fabric & Home Care	33%	29%
Baby, Feminine & Family Care	27%	23%
Total Company	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2018 versus the three months ended September 30, 2017:

•
Net sales were unchanged at $16.7 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 4%. Organic sales increased 7% in Beauty, 4% in Grooming and Health Care and 5% in Fabric & Home Care. Organic sales decreased 1% in Baby, Feminine & Family Care.

•
Unit volume increased 3%, with organic volume also up 3%. Volume increased mid-single digits in Grooming and Fabric & Home Care and low single digits in Beauty, Health Care and Baby, Feminine & Family Care. Excluding the impacts of the PGT Healthcare partnership dissolution and other minor divestitures, organic volume increased mid-single digits in Health Care.

•
Net earnings were $3.2 billion, an increase of $341 million, or 12% versus the prior year due to a reduction in income taxes (due primarily to the ongoing impacts of the U.S. Tax Act) and a gain on the dissolution of the PGT Healthcare partnership.

•	Diluted net earnings per share increased 15% to $1.22 due primarily to the increase in net earnings and a reduction in shares outstanding due to share repurchases.

•	Net earnings attributable to Procter & Gamble increased $346 million or 12% versus the prior year period to $3.2 billion.

•
Core net earnings attributable to Procter & Gamble, which represents net earnings excluding the current period gain on the dissolution of the PGT Healthcare partnership and incremental restructuring charges in both periods, was unchanged at $2.9 billion. Core net earnings per share increased 3% to $1.12 due to the reduction in shares outstanding.

•
Operating cash flow was $3.6 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $2.7 billion. Adjusted free cash flow productivity was 95%. Adjusted free cash flow and adjusted free cash flow productivity are defined in the section entitled "Reconciliation of Measures not defined by U.S. GAAP"

ECONOMIC CONDITIONS AND UNCERTAINTIES
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
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, in 2012 we initiated overhead and supply chain cost improvement projects. In fiscal 2017, we communicated specific elements of an additional multi-year cost reduction program which is resulting in enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In four of the past five fiscal years, as well as the current year, the U.S. dollar had strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Russia, Turkey, Brazil, China and India have previously had, and could in the future have, a significant impact on our sales, costs and earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales and profits.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the U.S. Tax Act enacted in December 2017, the implications and uncertainties of which are disclosed elsewhere in this report. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria and Egypt. Further, our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and future potential changes. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2018.
RESULTS OF OPERATIONS – Three Months Ended September 30, 2018
The following discussion provides a review of results for the three months ended September 30, 2018 versus the three months ended September 30, 2017.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2018	2017	% Chg
Net sales	$16,690	$16,653	—%
Operating income	3,554	3,648	(3)%
Net earnings	3,211	2,870	12%
Net earnings attributable to Procter & Gamble	3,199	2,853	12%
Diluted net earnings per common share	1.22	1.06	15%
Core net earnings per common share	1.12	1.09	3%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2018	2017	Basis Pt Chg
Gross profit	49.2%	50.3%	(110)
Selling, general & administrative expense	27.9%	28.4%	(50)
Operating income	21.3%	21.9%	(60)
Earnings before income taxes	23.6%	22.5%	110
Net earnings	19.2%	17.2%	200
Net earnings attributable to Procter & Gamble	19.2%	17.1%	210
Net Sales
Net sales for the quarter were unchanged versus the previous period at $16.7 billion including a three percent negative impact from foreign exchange. Unit volume increased 3%. Excluding the impact of minor brand divestitures, organic volume also increased 3%. Mix was a one percent positive impact to net sales, driven by disproportionate organic growth of the Skin and Personal Care and Personal Health Care categories and developed regions, all of which have higher than company average prices. Volume increased mid-single digits in Fabric & Home Care and Grooming and increased low single digits in Beauty, Health Care and Baby, Feminine & Family Care. Excluding the impact of the PGT Healthcare partnership dissolution, Health Care organic volume increased mid-single digits. Volume increased mid-single digits in developed and low single digits in developing regions. Organic sales increased 4%.

	Net Sales Change Drivers 2018 vs. 2017 (Three Months Ended September 30) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	3%	3%	(3)%	2%	3%	—%	5%
Grooming	5%	5%	(4)%	1%	(2)%	(1)%	(1)%
Health Care	1%	4%	(2)%	—%	(1)%	(1)%	(3)%
Fabric & Home Care	4%	5%	(2)%	(1)%	1%	—%	2%
Baby, Feminine & Family Care	1%	1%	(2)%	(1)%	—%	(1)%	(3)%
Total Company	3%	3%	(3)%	—%	1%	(1)%	—%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 110 basis points to 49.2% of net sales for the quarter. Gross margin benefited from 170 basis points of gross manufacturing cost savings projects (which nets to 100 basis points due to 30 basis points of product and packaging reinvestments and 40 basis points of manufacturing cyclicality impacts). This was offset by:

•	a 100 basis point decline due to higher commodity costs,

•	a 60 basis point decline from unfavorable product mix (primarily within segments due to disproportionate growth of lower margin products forms and club channels in certain categories) and

•	a 60 basis point decline from unfavorable foreign exchange
Total SG&A spending decreased 2% to $4.7 billion due to decreases in overhead and marketing spending costs. SG&A as a percentage of net sales decreased 50 basis points to 27.9%. Reductions in overhead costs and marketing spending as a percentage of net sales were partially offset by an increase in other net operating costs as a percentage of net sales. Overhead costs as a percentage of net sales decreased 40 basis points due to productivity savings and positive scale impacts of the organic net sales increase, partially offset by an increase in restructuring costs. Marketing spending as a percentage of net sales decreased 100 basis points due to the positive scale impacts of the organic net sales increase, savings in agency compensation, production costs and advertising spending, and the impact of adopting the new standard on "Revenue from Contracts with Customers" which prospectively reclassified certain customer spending from marketing (SG&A) expense to a reduction of net sales. Other net operating costs as a percentage of net sales increased 90 basis points primarily due to an increase in foreign exchange transactional charges. Productivity-driven cost savings delivered 80 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $129 million for the quarter, an increase of $14 million versus the prior year period due to an increase in weighted average interest rates. Interest income was $53 million for the quarter, a marginal increase versus the prior year period. Other non-operating income was $462 million, an increase of $293 million versus the prior year period primarily due to a $355 million before-tax gain from the dissolution of the PGT Healthcare partnership, partially offset by the impact of minor brand divestiture gains in the base period.
Income Taxes
For the three months ended September 30, 2018 the effective tax rate decreased 500 basis points versus the prior year period to 18.5% due to:

•
a 390 basis point reduction from the ongoing impacts of the U.S. Tax Act, as the impact of the lower blended U.S. federal rate on current period earnings versus prior year rate was partially offset by reduced foreign tax credits versus prior year due to the inability to fully credit foreign taxes under the U.S. Tax Act,

•	a 180 basis point reduction from the tax impact of the gain on the dissolution of the PGT Healthcare partnership,

•	a 40 basis point reduction from favorable impacts from geographic mix of earnings,

•	a 60 basis point increase from reduced excess tax benefits from the exercise of stock options (50 basis points in the current year versus 110 basis points in the prior year), and

•
a 50 basis point increase from reduced favorable discrete impacts related to uncertain tax positions (10 basis points unfavorable in the current year versus 40 basis points favorable in the prior year period).

Net Earnings
Net earnings increased $341 million or 12% to $3.2 billion for the quarter, due primarily to the gain on the dissolution of the PGT Healthcare partnership and the decrease in the effective tax rate, partially offset by the decrease in gross margin, all of which are discussed above. Foreign exchange had a negative $255 million impact on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $346 million or 12% to $3.2 billion for the quarter. Diluted net earnings per share increased 15% to $1.22. The difference between the change in net earnings and diluted net earnings per share was due to a reduction in the number of shares outstanding. Core net earnings per share increased 3% to $1.12. Core net earnings per share represents diluted net earnings per share excluding the current period gain on the dissolution of the PGT Healthcare partnership and incremental restructuring charges in both periods related to our productivity and cost savings plans.
BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2018
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three-month period ended September 30, 2018 is provided based on a comparison to the same three month period ended September 30, 2017. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three months ended September 30, 2018 versus the comparable prior year period (dollar amounts in millions):

Amounts in millions of dollars unless otherwise specified.

	Three Months Ended September 30, 2018
	Net Sales	% Change Versus Year Ago	Earnings Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,289	5%	$947	13%	$759	20%
Grooming	1,562	(1)%	417	1%	340	3%
Health Care	1,845	(3)%	440	(3)%	332	9%
Fabric & Home Care	5,488	2%	1,144	(3)%	877	14%
Baby, Feminine & Family Care	4,390	(3)%	902	(6)%	692	10%
Corporate	116	7%	90	N/A	211	N/A
Total Company	$16,690	—%	$3,940	5%	$3,211	12%
Beauty
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Beauty net sales increased 5% to $3.3 billion during the first fiscal quarter on a 3% increase in unit volume. Favorable product mix added 3% to net sales due to the disproportionate growth of the super-premium SK-II and Olay Skin Care brands, which have higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 3%. Organic sales increased 7%. Global market share of the Beauty segment was unchanged. Volume increased low single digits in developed regions and mid-single digits in developing regions.

•
Volume in Hair Care increased low single digits. Developed market volume was unchanged. Volume in developing regions increased low single digits due to market growth and product innovation. Global market share of the Hair Care category decreased slightly.

•
Volume in Skin and Personal Care increased mid-single digits. Volume increased low single digits in developed regions due to premium innovation and market growth. Volume increased high single digits in developing regions due to premium innovation, increased marketing spending and market growth. Global market share of the Skin and Personal Care category increased slightly.

Net earnings increased 20% to $759 million due to the increase in net sales and a 290 basis-point increase in net earnings margin. The net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales and a reduction in U.S. income tax rates. Gross margin was relatively unchanged. The reduction in SG&A as a percentage of sales was primarily driven by the positive scale impacts of the net sales increase and the impacts of adopting the new accounting standard on "Revenue from Contracts with Customers."
Grooming
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Grooming net sales decreased 1% to $1.6 billion during the first fiscal quarter on a 5% increase in unit volume. Foreign exchange had a 4% unfavorable impact on net sales. Pricing had a positive 1% impact on net sales due to price increases in certain markets. Negative mix reduced net sales 2% due to the disproportionate growth of lower tier products and club channels which have lower than segment average selling prices. Organic sales increased 4%. Global market share of the Grooming segment decreased 0.7 points. Volume increased mid-single digits in developed and developing regions.

•
Shave Care volume increased mid-single digits. Developed regions volume increased mid-single digits due to increased competitiveness following price reductions in prior quarters and an increase in consumer promotions. Developing regions volume increased mid-single digits due to increase in consumer promotions and higher trade inventories in certain markets. Global market share of the Shave Care category was unchanged.

•
Volume in Appliances increased mid-single digits. Volume increased mid-single digits in developed regions and low single digits in developing regions due to market growth. Global market share of the Appliances category decreased more than half a point.

Net earnings increased 3% to $340 million as the reduction in net sales was more than offset by a 90 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a reduction in SG&A as a percentage of net sales and a reduction in U.S. income tax rates, partially offset by a decrease in gross margin. Gross margin declined due to the negative impact of unfavorable product mix and other manufacturing cost increases. SG&A as a percentage of net sales decreased due to reductions in both overhead costs and marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."

Health Care
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Health Care net sales decreased 3% to $1.8 billion during the first fiscal quarter on a 1% increase in unit volume. Excluding the impact of the dissolution of the PGT Healthcare partnership, organic volume increased 4%. Unfavorable foreign exchange impacts decreased net sales by 2%. Unfavorable mix impacts reduced net sales by 1%. Organic sales increased 4%. Global market share of the Health Care segment increased 0.4 points. Volume increased low single digits in developed regions and was unchanged in developing regions. Excluding the impact of the dissolution of the PGT Healthcare partnership, organic volume increased mid-single digits in both developed and developing regions.

•
Oral Care volume increased low single digits. Volume increased low single digits in developed regions due to product innovation and lower pricing in the form of increased promotional spending. Volume in developing regions was unchanged. Global market share of the Oral Care category increased slightly.

•
Volume in Personal Health Care decreased low single digits. Excluding the impact of the dissolution of the PGT Healthcare partnership, organic volume increased double digits. Developed regions volume decreased mid-single digits, while organic volume grew mid-single digits due to product innovation and increased advertising spending. Volume in developing regions increased low single digits and double digits on an organic basis, due to innovation and market growth. Global market share of the Personal Health Care category increased more than half a point.

Net earnings increased 9% to $332 million, as the reduction in net sales was more than offset by a 200 basis point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A as a percentage of sales and a decrease in U.S. income tax rates, partially offset by a reduction in gross margin. Gross margin decreased driven by unfavorable mix due to the impact of the dissolution of the PGT Healthcare partnership, and other manufacturing cost increases. SG&A as a percentage of net sales decreased primarily due to the impact of the dissolution of the PGT Healthcare partnership and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
Fabric & Home Care
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Fabric & Home Care net sales increased 2% to $5.5 billion for the first fiscal quarter on a 4% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 2%. Positive mix impacts increased net sales by 1%, while lower pricing reduced net sales 1%. Organic sales increased 5% on a 5% increase in organic volume. Global market share of the Fabric & Home Care segment increased 0.5 points. Volume increased mid-single digits in developed regions and increased low single digits in developing regions.

•
Fabric Care volume increased mid-single digits. Volume in developed regions grew mid-single digits due to product innovation and lower pricing in the form of increased promotional spending. Volume in developing regions increased low single digits. Excluding the impact of minor brand divestitures, developing regions volume increased mid-single digits driven by product innovation and market growth. Global market share of the Fabric Care category increased more than half a point.

•
Home Care volume increased mid-single digits. Volume in developed regions increased high single digits due to product innovation and market growth. Volume in developing regions decreased low single digits due to category contraction in certain markets. Global market share of the Home Care category increased nearly half a point.

Net earnings increased 14% to $877 million due to the increase in net sales and a 170 basis point increase in net earnings margin. Net earnings margin increase was primarily due to a reduction in SG&A as a percentage of sales and a decrease in U.S. income tax rates partially offset by a reduction in gross margin. Gross margin decreased due to negative product mix impacts (driven by disproportionate growth of product forms with lower than segment-average margins) and an increase in commodity costs, which were partially offset by manufacturing cost savings. SG&A as a percentage of net sales was down due to productivity savings, the positive scale effects of the increase in net sales and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
Baby, Feminine & Family Care
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Baby, Feminine & Family Care net sales decreased 3% to $4.4 billion during the first fiscal quarter on a 1% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 2%. Lower pricing reduced net sales 1%. Organic sales decreased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points. Volume increased mid-single digits in developed regions. Volume in developing regions decreased mid-single digits.

•
Volume in Baby Care decreased high single digits. Volume in developed regions declined mid-single digits due to competitive activity, including lower competitor pricing due to higher promotional spending in certain markets. Volume in developing regions declined high single digits due to competitive activity, volume declines following increased prices and category contraction in certain markets. Global market share of the Baby Care category decreased more than a point.

•
Volume in Feminine Care increased low single digits. Volume in developed regions increased mid-single digits due to product innovation and adult incontinence category growth. Volume increased low single digits in developing regions driven by innovation and lower pricing in the form of increased promotional spending. Global market share of the Feminine Care category increased less than half a point.

•
Volume in Family Care, which is predominantly a North American business, increased high single digits driven by product innovation and distribution gains. In the U.S., all-outlet share of the Family Care category increased more than half a point.

Net earnings increased 10% to $692 million as the reduction in net sales was more than offset by a 190 basis point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in U.S. income tax rates and a reduction in SG&A as a percentage of net sales, partially offset by a reduction in gross margin. Gross margin decreased primarily due to an increase in commodity costs, lower pricing and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings projects. SG&A as a percentage of net sales decreased due to reduced marketing spending and overhead costs, and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
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
Corporate net sales improved by $8 million to $116 million during the first fiscal quarter. Corporate net earnings increased $6 million to $211 million in the first fiscal quarter as higher current year divestiture gains (driven by the current year gain on the dissolution of the PGT healthcare partnership) was largely offset by higher current year foreign exchange transactional charges and higher income taxes in the current period caused by lower foreign tax credits under the U.S. Tax Act, each of which has been discussed earlier in the Results of Operations section.
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

The current productivity and cost savings plan will further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses.  As part of this plan, the Company incurred $1.1 billion in total before-tax restructuring costs in fiscal 2018, with an additional amount of approximately $0.8 billion expected in fiscal 2019. This program is expected to result in additional enrollment reductions, along with further optimization of the supply chain and other manufacturing processes. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that yield additional benefits to our operating margins.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $3.6 billion of cash from operating activities fiscal year to date, flat versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes, and gain on sale of assets), generated $3.6 billion of operating cash flow. Working capital and other impacts used $62 million of cash in the period. Accounts receivable increased, using $475 million of cash due to sales growth and to a lesser extent, the extension of customer payment terms for seasonal products. Inventory consumed $494 million of cash primarily due to product initiatives, business growth, and production seasonality builds in certain GBU's. Accounts payable, accrued and other liabilities increased, generating $933 million of cash primarily driven by extended payment terms with our suppliers, an increase in payables to support the increase in inventory and an increase in taxes payable due to the timing of payments. All other operating assets and liabilities used $84 million of cash, driven by payments of the current year portion of taxes due related to the U.S. Tax Act, partially offset by collection of other receivables.
Investing Activities
Cash used by investing activities was $865 million fiscal year to date. Capital expenditures were $1.1 billion, or 6.5% of net sales. Acquisition activity used $237 million of cash. We used $158 million for purchases of short-term investments. These uses were partially offset by $649 million of cash generated from sales and maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $2.7 billion fiscal year to date. We used $1.3 billion for treasury stock purchases and $1.9 billion for dividends. Cash from the exercise of stock options and other impacts generated $425 million of cash.
As of September 30, 2018, our current liabilities exceeded current assets by $5.9 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation G, the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measures. We believe that these measures provide useful perspective on underlying business results and trends (i.e., trends excluding non-recurring or unusual items) and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
Organic sales growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and foreign exchange from year-over-year comparisons. The impact of the adoption of the new accounting standard for Revenue from Contracts with Customers is driven by the prospective reclassification of certain customer spending from marketing (SG&A) expense to a reduction of Net sales. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. This measure is used in assessing achievement of management goals for at-risk compensation.
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital spending and excluding payments for the transitional tax resulting from the comprehensive U.S. legislation commonly referred to as the Tax Cuts and Jobs Act in December 2017 (the U.S. Tax Act). Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
Adjusted free cash flow productivity: Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the gain on dissolution of the PGT Healthcare partnership, which is non-recurring and not considered indicative of underlying cash flow performance. Management views adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, allocating financial resources and for budget planning purposes. This measure is also used in assessing the achievement of management goals for at-risk compensation. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used when evaluating senior management in determining their at-risk compensation.
The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
Incremental Restructuring: The Company has had and continues to have an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. In 2012, the Company began a $10 billion strategic productivity and cost savings initiative that included incremental restructuring activities. In 2017, we communicated details of an additional multi-year productivity and cost savings plan. This results in incremental restructuring charges to accelerate productivity efforts and cost savings. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs.
Gain on Dissolution of PGT Healthcare Partnership: The Company finalized the dissolution of our PGT Healthcare partnership, a venture between the Company and Teva Pharmaceuticals Industries, Ltd. (Teva) in the OTC consumer healthcare business, in the quarter ended September 30, 2018. The transaction was accounted for as a sale of the Teva portion of the PGT business; the Company recognized an after-tax gain on the dissolution of $353 million.
We do not view the above items to be part of our sustainable results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.
Organic sales growth:

Three Months Ended September 30, 2018	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	5%	3%	(1)%	7%
Grooming	(1)%	4%	1%	4%
Health Care	(3)%	2%	5%	4%
Fabric & Home Care	2%	2%	1%	5%
Baby, Feminine & Family Care	(3)%	2%	—%	(1)%
Total Company	—%	3%	1%	4%
(1)    Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, September 30, 2018
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$3,567	$(1,080)	$235	$2,722
Adjusted free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, September 30, 2018
Adjusted Free Cash Flow	Net Earnings	Gain on Dissolution of PGT Partnership	Adjusted Net Earnings	Adjusted Free Cash Flow Productivity
$2,722	$3,211	$(353)	$2,858	95%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,484	(46)	—	—	8,438
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,652	(28)	—	1	4,625
OPERATING INCOME	3,554	74	—	(1)	3,627
INCOME TAX	729	6	(2)	1	734
NET EARNINGS ATTRIBUTABLE TO P&G	3,199	69	(353)	—	2,915
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	1.22	0.03	(0.14)	0.01	1.12
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	3%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	8,269	(100)	—	8,169
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,736	7	—	4,743
OPERATING INCOME	3,648	93	—	3,741
INCOME TAX	881	20	—	901
NET EARNINGS ATTRIBUTABLE TO P&G	2,853	75	—	2,928
				Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	1.06	0.03	—	1.09
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2018. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, and tax.

Item 1A.	Risk Factors
For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2018 - 7/31/2018	15,834,932	$79.09	12,638,835	(3)
8/01/2018 - 8/31/2018	3,024,703	$82.65	3,024,703	(3)
9/01/2018 - 9/30/2018	—	$0.00	—	(3)
Total	18,859,635	$79.66	15,663,538

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

(3)
On October 19, 2018, the Company stated that in fiscal year 2019 the Company expects to reduce outstanding shares through direct share repurchases at a value of up to $5 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

10-1	The Procter & Gamble Performance Stock Program Summary * +

10-2	The Procter & Gamble Company Executive Deferred Compensation Plan * +

10-3	Summary of Additional Personal Benefits Available to Certain Officers and Non-Employee Directors * +

12	Computation of Ratio of Earnings to Fixed Charges +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

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

THE PROCTER & GAMBLE COMPANY

October 19, 2018	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1	The Procter & Gamble Performance Stock Program Summary +

10-2	The Procter & Gamble Company Executive Deferred Compensation Plan +

10-3	Summary of Additional Personal Benefits Available to Certain Officers and Non-Employee Directors +

12	Computation of Ratio of Earnings to Fixed Charges +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.