Form 10-Q
period 2018-12-31
PROCTER & GAMBLE Co
filed 2019-01-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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
Yes ☐     No ☑
There were 2,501,579,709 shares of Common Stock outstanding as of December 31, 2018.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2018	2017	2018	2017
NET SALES	$17,438	$17,395	$34,128	$34,048
Cost of products sold	8,919	8,709	17,403	16,978
Selling, general and administrative expense	4,623	4,767	9,275	9,503
OPERATING INCOME	3,896	3,919	7,450	7,567
Interest expense	138	122	267	237
Interest income	63	66	116	115
Other non-operating income, net	95	170	557	339
EARNINGS BEFORE INCOME TAXES	3,916	4,033	7,856	7,784
Income taxes	700	1,472	1,429	2,353
NET EARNINGS	3,216	2,561	6,427	5,431
Less: Net earnings attributable to noncontrolling interests	22	66	34	83
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,194	$2,495	$6,393	$5,348

NET EARNINGS PER SHARE (1)
Basic	$1.25	$0.96	$2.51	$2.05
Diluted	$1.22	$0.93	$2.44	$2.00

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,623.0	2,669.6	2,617.6	2,680.1

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2018	2017	2018	2017
NET EARNINGS	$3,216	$2,561	$6,427	$5,431
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement foreign currency translation	(370)	188	(586)	1,028
Unrealized gains/(losses) on hedges	192	(167)	199	(630)
Unrealized gains/(losses) on investment securities	58	(61)	53	(65)
Unrealized gains/(losses) on defined benefit retirement plans	98	161	250	128
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(22)	121	(84)	461
TOTAL COMPREHENSIVE INCOME	3,194	2,682	6,343	5,892
Less: Total comprehensive income attributable to noncontrolling interests	23	66	31	83
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,171	$2,616	$6,312	$5,809

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2018	June 30, 2018
Assets
CURRENT ASSETS
Cash and cash equivalents			$3,696	$2,569
Available-for-sale investment securities			8,421	9,281
Accounts receivable			5,055	4,686
INVENTORIES
Materials and supplies			1,524	1,335
Work in process			593	588
Finished goods			3,164	2,815
Total inventories			5,281	4,738
Prepaid expenses and other current assets			1,978	2,046
TOTAL CURRENT ASSETS			24,431	23,320
PROPERTY, PLANT AND EQUIPMENT, NET			20,822	20,600
GOODWILL			46,932	45,175
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			25,947	23,902
OTHER NONCURRENT ASSETS			5,555	5,313
TOTAL ASSETS			$123,687	$118,310

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$10,266	$10,344
Accrued and other liabilities			8,868	7,470
Debt due within one year			12,113	10,423
TOTAL CURRENT LIABILITIES			31,247	28,237
LONG-TERM DEBT			21,514	20,863
DEFERRED INCOME TAXES			6,872	6,163
OTHER NONCURRENT LIABILITIES			9,611	10,164
TOTAL LIABILITIES			69,244	65,427
SHAREHOLDERS’ EQUITY
Preferred stock			946	967
Common stock – shares issued –	December 2018	4,009.2
	June 2018	4,009.2	4,009	4,009
Additional paid-in capital			63,679	63,846
Reserve for ESOP debt retirement			(1,178)	(1,204)
Accumulated other comprehensive income/(loss)			(15,156)	(14,749)
Treasury stock			(99,480)	(99,217)
Retained earnings			101,170	98,641
Noncontrolling interest			453	590
TOTAL SHAREHOLDERS’ EQUITY			54,443	52,883
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$123,687	$118,310

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Three Months Ended December 31, 2018
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2018	2,491,408	$4,009	$951	$63,711	($1,177)	($15,133)	($99,956)	$99,831	$268	$52,504
Net earnings								3,194	22	3,216
Other comprehensive income/(loss)						(23)			1	(22)
Dividends and dividend equivalents ($0.7172 per share):
Common								(1,790)		(1,790)
Preferred, net of tax benefits								(65)		(65)
Treasury stock purchases	(8,647)						(751)			(751)
Employee stock plans	18,021			(73)			1,222			1,149
Preferred stock conversions	798		(5)	—			5			—
ESOP debt impacts					(1)			—		(1)
Noncontrolling interest, net				41					162	203
BALANCE DECEMBER 31, 2018	2,501,580	$4,009	$946	$63,679	($1,178)	($15,156)	($99,480)	$101,170	$453	$54,443

	Six Months Ended December 31, 2018
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								6,393	34	6,427
Other comprehensive income/(loss)						(81)			(3)	(84)
Dividends and dividend equivalents ($1.4344 per share):
Common								(3,581)		(3,581)
Preferred, net of tax benefits								(131)		(131)
Treasury stock purchases	(24,337)						(2,003)			(2,003)
Employee stock plans	25,389			(53)			1,722			1,669
Preferred stock conversions	2,435		(21)	3			18			—
ESOP debt impacts					26			48		74
Noncontrolling interest, net				(117)					(141)	(258)
BALANCE DECEMBER 31, 2018	2,501,580	$4,009	$946	$63,679	($1,178)	($15,156)	($99,480)	$101,170	$453	$54,443

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (cont.)

	Three Months Ended December 31, 2017
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2017	2,536,958	$4,009	$991	$63,705	($1,229)	($14,292)	($95,563)	$97,197	$597	$55,415
Net earnings								2,495	66	2,561
Other comprehensive income/(loss)						121			—	121
Dividends and dividend equivalents ($0.6896 per share):
Common								(1,751)		(1,751)
Preferred, net of tax benefits								(62)		(62)
Treasury stock purchases	(19,409)						(1,751)			(1,751)
Employee stock plans	2,791			51			189			240
Preferred stock conversions	664		(5)	1			4			—
ESOP debt impacts					—			2		2
Noncontrolling interest, net									(54)	(54)
BALANCE DECEMBER 31, 2017	2,521,004	$4,009	$986	$63,757	($1,229)	($14,171)	($97,121)	$97,881	$609	$54,721

	Six Months Ended December 31, 2017
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2017	2,553,297	$4,009	$1,006	$63,641	($1,249)	($14,632)	($93,715)	$96,124	$594	$55,778
Net earnings								5,348	83	5,431
Other comprehensive income/(loss)						461			—	461
Dividends and dividend equivalents ($1.3792 per share):
Common								(3,512)		(3,512)
Preferred, net of tax benefits								(124)		(124)
Treasury stock purchases	(46,736)						(4,253)			(4,253)
Employee stock plans	12,239			113			830			943
Preferred stock conversions	2,204		(20)	3			17			—
ESOP debt impacts					20			45		65
Noncontrolling interest, net									(68)	(68)
BALANCE DECEMBER 31, 2017	2,521,004	$4,009	$986	$63,757	($1,229)	($14,171)	($97,121)	$97,881	$609	$54,721

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2018	2017
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$2,569	$5,569
OPERATING ACTIVITIES
Net earnings	6,427	5,431
Depreciation and amortization	1,293	1,368
Share-based compensation expense	181	157
Deferred income taxes	37	(2,008)
Gain on sale of assets	(370)	(158)
Changes in:
Accounts receivable	(398)	(547)
Inventories	(531)	(457)
Accounts payable, accrued and other liabilities	1,141	857
Other operating assets and liabilities	(370)	2,524
Other	164	148
TOTAL OPERATING ACTIVITIES	7,574	7,315
INVESTING ACTIVITIES
Capital expenditures	(1,781)	(1,900)
Proceeds from asset sales	18	201
Acquisitions, net of cash acquired	(3,848)	(101)
Purchases of short-term investments	(158)	(3,598)
Proceeds from sales and maturities of short-term investments	1,117	1,643
Change in other investments	(58)	50
TOTAL INVESTING ACTIVITIES	(4,710)	(3,705)
FINANCING ACTIVITIES
Dividends to shareholders	(3,703)	(3,636)
Change in short-term debt	1,206	1,524
Additions to long-term debt	2,368	5,072
Reductions of long-term debt	(978)	(1,281)
Treasury stock purchases	(2,003)	(4,253)
Impact of stock options and other	1,486	698
TOTAL FINANCING ACTIVITIES	(1,624)	(1,876)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(113)	129
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,127	1,863
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,696	$7,432

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Form 8-K filed October 22, 2018 to update the Form 10-K to revise disclosures to reflect the adoption of the Financial Accounting Standards Board (FASB) ASU 2017-07 and 2016-18. For additional details on the impacts of adoption, see Note 2. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies and U.S. Tax Reform
On July 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance outlines a single, comprehensive model of accounting for revenue from contracts with customers. We adopted the standard using the modified retrospective transition method, under which prior periods were not revised to reflect the impacts of the new standard. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Accordingly, the timing of revenue recognition is not materially impacted by the new standard. Trade promotions, consisting primarily of customer pricing allowances, in-store merchandising funds, advertising and other promotional activities, and consumer coupons, are offered through various programs to customers and consumers.  The adoption of the new standard impacts the accrual timing for certain portions of our customer and consumer promotional spending, which resulted in a cumulative adjustment to Retained earnings of $534, net of tax, on the date of adoption. The provisions of the new standard also impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales. Had this standard been effective and adopted during fiscal 2018, the impact would have been to reclassify $157 from Selling, General and Administrative expense (SG&A) to a reduction of Net sales for the six months ended December 31, 2017 and $309 for the year ended June 30, 2018, with no impact to operating profit. This guidance included practical expedients, none of which are material to our Consolidated Financial Statements. This new guidance does not have any other material impacts on our Consolidated Financial Statements, including financial disclosures.
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
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)." This guidance permits companies to make an election to reclassify stranded tax effects from the recently enacted U.S. Tax Cuts and Jobs Act included in Accumulated other comprehensive income (AOCI) to Retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this guidance in the quarter ended September 30, 2018. The reclassification from the adoption of this standard resulted in an increase of $326 to Retained earnings and a decrease of $326 to AOCI.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”. The updated guidance provides an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts. We plan to adopt the standard on July 1, 2019 under the optional transition method described above. We are currently in the process of implementing lease accounting software as well as assessing the impact that the new standard will have on our Consolidated Financial Statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.
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
There are also certain transitional impacts of the U.S. Tax Act. As part of the transition to the new hybrid territorial tax system, the U.S. Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $602 million for the fiscal year ended June 30, 2018, and $628 million for the three months ended December 31, 2017 (the quarter of enactment), comprised of an estimated repatriation tax charge of $3.8 billion (comprised of U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax benefit of $3.2 billion. We have finalized our assessment of the transitional impacts of the U.S. Tax Act, which did not have a significant impact on tax expense during the six months ended December 31, 2018. Any legislative changes, including the final Section 965 transition tax regulations issued on January 15, 2019, whose impact is currently being assessed due to the complexity and interdependency of the legislative provisions, as well as any other new or proposed Treasury regulations, which have yet to be issued, may result in additional income tax impacts which could be material in the period any such changes are enacted.
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

Our business units are comprised of similar product categories. Nine business units individually accounted for 5% or more of consolidated net sales as follows:

	% of Net sales by Business Unit (1)
	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017
Fabric Care	22%	21%	22%	22%
Baby Care	12%	13%	12%	13%
Home Care	10%	10%	10%	10%
Skin and Personal Care	10%	9%	10%	9%
Hair Care	9%	10%	10%	10%
Family Care	9%	8%	9%	8%
Oral Care	9%	9%	8%	8%
Shave Care	7%	8%	8%	8%
Feminine Care	6%	6%	6%	6%
All Other	6%	6%	5%	6%
Total	100%	100%	100%	100%

(1)	% of Net sales by business unit excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2018	$3,357	$964	$772	$6,646	$1,911	$1,531
	2017	3,233	853	655	6,371	1,689	1,287
Grooming	2018	1,617	448	378	3,179	865	718
	2017	1,776	531	423	3,353	945	752
Health Care	2018	2,220	669	520	4,065	1,109	852
	2017	2,212	668	455	4,114	1,123	760
Fabric & Home Care	2018	5,557	1,134	860	11,045	2,278	1,737
	2017	5,434	1,101	714	10,817	2,280	1,483
Baby, Feminine & Family Care	2018	4,558	930	707	8,948	1,832	1,399
	2017	4,613	933	597	9,158	1,897	1,227
Corporate	2018	129	(229)	(21)	245	(139)	190
	2017	127	(53)	(283)	235	(150)	(78)
Total Company	2018	$17,438	$3,916	$3,216	$34,128	$7,856	$6,427
	2017	17,395	4,033	2,561	34,048	7,784	5,431

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2018	$12,992	$19,820	$5,929	$1,865	$4,569	$45,175
Acquisitions and divestitures	132	—	1,955	6	—	2,093
Translation and other	(116)	(135)	(36)	(13)	(36)	(336)
Goodwill at December 31, 2018	$13,008	$19,685	$7,848	$1,858	$4,533	$46,932

Amounts in millions of dollars unless otherwise specified.

Goodwill from current year acquisitions primarily reflects the acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) in the Health Care reportable segment (see Note 11), along with other minor acquisitions in the Beauty and Fabric & Home Care reportable segments. Goodwill increases due to acquisitions was partially offset by the divestiture of the Teva portion of the PGT business in the Health Care reportable segment and currency translation.
Identifiable intangible assets at December 31, 2018 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,580	$(5,251)
Intangible assets with indefinite lives	22,618	—
Total identifiable intangible assets	$31,198	$(5,251)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended December 31, 2018 and 2017 was $81 and $75, respectively. For the six months ended December 31, 2018 and 2017, the amortization expense of intangible assets was $154 and $152, respectively.
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
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment, margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. Our annual impairment testing for goodwill and indefinite lived intangible assets occurs during the 3 months ended December 31.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. Both of these wholly acquired reporting units have fair value cushions that currently equal or exceed the underlying carrying values. However, the overall Shave Care goodwill cushion has been reduced in recent years, with the fair value in the current year being reduced to an amount that approximates the reporting unit's carrying value. The related Gillette indefinite-lived intangible asset cushion has also been reduced to below 5%. These reductions are due in large part to an increased competitive market environment in the U.S. and certain other markets, a deceleration of category growth caused by changing grooming habits and significant currency devaluations in a number of countries relative to the U.S. dollar, which collectively have resulted in reduced cash flow projections. The current year reduction in the fair value was primarily caused by further currency devaluations, along with competitive activities. As a result of these factors and the reduction in the fair values and related cushions, goodwill for the Shave Care reporting unit and the related indefinite-lived intangible asset are more susceptible to impairment risk.
The most significant assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans, and approximates expected long term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.

Amounts in millions of dollars unless otherwise specified.

While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill and indefinite-lived intangibles. As of December 31, 2018, the carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset were $19.4 billion and $15.7 billion, respectively.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite lived intangible asset, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis point increase to discount rate or a 25 basis point decrease to our shorter-term and residual growth rates, both of which would result in impairment charges.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate
Shave Care goodwill reporting unit	(5)%	(6)%
Gillette indefinite-lived intangible asset	(5)%	(6)%

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
Net earnings per share were as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017
Net earnings	$3,216	$2,561	$6,427	$5,431
Less: Net earnings attributable to noncontrolling interests	22	66	34	83
Net earnings attributable to P&G (Diluted)	3,194	2,495	6,393	5,348
Preferred dividends, net of tax	(65)	(62)	(131)	(124)
Net earnings attributable to P&G available to common shareholders (Basic)	$3,129	$2,433	$6,262	$5,224

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,499.7	2,533.9	2,497.8	2,542.2
Add: Effect of dilutive securities
Conversion of preferred shares (1)	90.7	95.5	91.3	96.0
Impact of stock options and other unvested equity awards (2)	32.6	40.2	28.5	41.9
Diluted weighted average common shares outstanding	2,623.0	2,669.6	2,617.6	2,680.1

NET EARNINGS PER SHARE (3)
Basic	$1.25	$0.96	$2.51	$2.05
Diluted	$1.22	$0.93	$2.44	$2.00

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 23 million and 24 million for the three months ended December 31, 2018 and 2017, and approximately 35 million and 22 million for the six months ended December 31, 2018 and 2017 respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Amounts in millions of dollars unless otherwise specified.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017
Share-based compensation expense	$79	$73	$181	$157
Net periodic benefit cost for pension benefits (1)	36	52	64	103
Net periodic benefit cost/(credit) for other retiree benefits (1)	(42)	(38)	(83)	(76)

(1)
The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for those interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as revised by the Form 8-K filed October 22, 2018 to update the Form 10-K to revise disclosures to reflect the adoption of the Financial Accounting Standards Board (FASB) ASU 2017-07 and 2016-18.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2018.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2018.
The following table sets forth the Company’s financial assets as of December 31, 2018 and June 30, 2018 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	December 31, 2018	June 30, 2018
Investments:
U.S. government securities	$5,177	$5,544
Corporate bond securities	3,244	3,737
Other investments	163	141
Total	$8,584	$9,422

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $1,601 as of December 31, 2018 and $2,003 as of June 30, 2018. The amortized cost of U.S. government securities with maturities between one and five years was $3,657 as of December 31, 2018 and $3,659 as of June 30, 2018. The amortized cost of Corporate bond securities with maturities of less than a year was $1,525 as of December 31, 2018 and $1,291 as of June 30, 2018. The amortized cost of Corporate bond securities with maturities between one and five years was $1,760 as of December 31, 2018 and $2,503 as of June 30, 2018. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or that used net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $24,602 and $23,402 as of December 31, 2018 and June 30, 2018, respectively. This includes the current portion of debt instruments ($2,301 and $1,769 as of December 31, 2018 and June 30, 2018, respectively). Certain long-term debt (debt tied to derivatives designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars unless otherwise specified.

Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2018 and June 30, 2018 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,550	$4,587	$118	$125	$(28)	$(53)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$1,855	$1,848	$21	$41	$(59)	$(75)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$6,405	$6,435	$139	$166	$(87)	$(128)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$7,025	$7,358	$49	$30	$(29)	$(56)

TOTAL DERIVATIVES AT FAIR VALUE	$13,430	$13,793	$188	$196	$(116)	$(184)

All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $4,623 and $4,639 as of December 31, 2018 and June 30, 2018, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $17,092 and $15,012 as of December 31, 2018 and June 30, 2018, respectively. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$23	$(89)	$19	$(262)

(1)
For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $13 and $42 for the three months ended December 31, 2018 and 2017, respectively. The amount of gain/(loss) excluded from effectiveness testing was $27 and $73 for the six months ended December 31, 2018 and 2017, respectively.

(2)
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $228 and $(176), for the three months ended December 31, 2018 and 2017, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $241 and $(745), for the six months ended December 31, 2018 and 2017, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$42	$(38)	$18	$(41)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(5)	$(1)	$(7)	$(2)

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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) (AOCI), including the reclassifications out of Accumulated other comprehensive income/(loss) by component:

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total AOCI
Balance at June 30, 2018	$(3,246)	$(173)	$(4,058)	$(7,272)	$(14,749)
OCI before reclassifications (1)	199	54	149	(587)	(185)
Amounts reclassified from AOCI (2)	—	(1)	101	1	101
Net current period OCI	199	53	250	(586)	(84)
Reclassification to retained earnings in accordance with ASU 2018-02 (3)	(18)	—	(308)	—	(326)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	—	(3)	(3)
Balance at December 31, 2018	$(3,065)	$(120)	$(4,116)	$(7,855)	$(15,156)

(1)	Net of tax expense/(benefit) of $61, $0 and $38 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $32 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(3)	Adjustment made to early adopt ASU 2018-02: "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," as discussed in Note 2.

The below provides additional details on amounts reclassified from AOCI into the Consolidated Statements of Earnings:

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•	Pension and other retiree benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs.

•	Financial statement translation: amounts reclassified from AOCI into SG&A.
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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three and six month periods ended December 31, 2018, the Company incurred total restructuring charges of $177 and $314, respectively. Of these charges incurred, $25 and $97 were recorded in SG&A and $143 and $207 were recorded in Cost of products sold, respectively. The remainder of these charges were recorded in Other non-operating income, net. The following table presents restructuring activity for the six months ended December 31, 2018:

		Charges Previously Reported (Three Months Ended September 30, 2018)	Charges for the Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
	Reserve Balance June 30, 2018			Cash Spent	Charges Against Assets	Reserve Balance December 31, 2018
Separations	$259	$53	$56	$(115)	$—	$253
Asset-related costs	—	28	22	—	(50)	—
Other costs	254	56	99	(180)	—	229
Total	$513	$137	$177	$(295)	$(50)	$482

Separation Costs
Employee separation charges for the three and six month periods ended December 31, 2018 relate to severance packages for approximately 500 employees and 970 employees, respectively. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Beauty	$17	$27
Grooming	25	31
Health Care	4	12
Fabric & Home Care	18	31
Baby, Feminine & Family Care	70	91
Corporate (1)	43	122
Total Company	$177	$314

(1)	Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities.
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
Income Tax Uncertainties
The Company is present in approximately 150 taxable jurisdictions and, at any point in time, has 40 – 50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions could increase or decrease within the next 12 months. At this time, we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2018.

Amounts in millions of dollars unless otherwise specified.

11. Merck Acquisition

On November 30, 2018, we completed our acquisition of the over the counter (OTC) healthcare business of Merck KGaA (Merck OTC) for $3.7 billion (based on exchange rates at the time of closing) in an all-cash transaction. This business primarily sells OTC consumer healthcare products, mainly in Europe, Latin America and Asia markets. The results of Merck OTC, which are not material to the Company, are reported in our consolidated financial statements beginning December 1, 2018. Total sales for Merck OTC’s most recently completed fiscal year ended December 31, 2017 were approximately $1 billion.
The following table presents the preliminary allocation of purchase price related to the Merck OTC business as of the date of acquisition. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on final determination of fair values of the assets and liabilities acquired, which will be completed as we complete our analysis of the underlying assets and acquired liabilities, such as pensions, litigation cases, environmental issues, and tax positions.

Amounts in Millions	November 30, 2018
Current assets	$393
Property, plant and equipment	122
Intangible assets	2,111
Goodwill	2,010
Other non-current assets	143
Total Assets Acquired	$4,779

Current liabilities	$233
Deferred income taxes	661
Non-current liabilities	60
Total Liabilities Acquired	$954

Noncontrolling Interest (1)	$169

Net Assets Acquired	$3,656

(1)	Represents a 48% minority ownership interest in the Merck India company.

The acquisition resulted in $2.0 billion in goodwill, of which approximately $180 million is expected to be deductible for tax purposes. All of this goodwill was allocated to the Health Care Segment. The goodwill is primarily attributable to the assembled workforce and synergies we expect to generate by combining the Merck OTC business with the Company’s existing personal health care business.

We have preliminarily estimated the fair value of Merck OTC’s identifiable intangible assets as $2.1 billion. The preliminary allocation of identifiable intangible assets and their average useful lives is as follows:

Amounts in Millions	Estimated Fair Value	Avg Remaining Useful Life
Intangible Assets with Determinable Lives
Brands	$701	14
Patents and technology	118	7
Customer relationships	346	20
Total	$1,165	15

Intangible Assets with Indefinite Lives
Brands	946
Total Intangible Assets	$2,111

Amounts in millions of dollars unless otherwise specified.

The majority of the intangible valuation relates to brand intangibles. Our preliminary assessment as to brand intangibles that have an indefinite life and those that have a definite life was based on a number of factors, including competitive environment, market share, brand history, product life cycles, operating plan and the macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brand intangibles include Neurobion and Dolo Neurobion. The definite-lived brand intangibles primarily include regional or local brands. The definite-lived brand intangibles have estimated lives ranging from 10 to 20 years. The technology intangibles are related to R&D and manufacturing know-how; these intangibles have a 7 year estimated life. The customer relationships intangibles have a 20 year estimated life and reflect the historical and projected attrition rates for Merck OTC’s relationships with health care professionals, retailers and distributors.

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
The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Six Months Ended December 31, 2018

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Six Months Ended December 31, 2018

•	Business Segment Discussion – Three and Six Months Ended December 31, 2018

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
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
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in the MD&A are based on a combination of vendor purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales in dollar terms on a constant currency basis of our products, relative to all product sales in the category. The Company measures fiscal-year-to-date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months.
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and six months ended December 31, 2018 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31, 2018		Six Months Ended December 31, 2018
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	20%	24%	20%	25%
Grooming	9%	12%	9%	11%
Health Care	13%	16%	12%	14%
Fabric & Home Care	32%	26%	33%	28%
Baby, Feminine & Family Care	26%	22%	26%	22%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2018 versus the six months ended December 31, 2017:

•
Net sales were unchanged at $34.1 billion. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 4%. Organic sales increased 8% in Beauty, 5% in Health Care and Fabric & Home Care and 1% in Baby, Feminine & Family Care. Organic sales were unchanged in Grooming.

•
Unit volume increased 2%, with organic volume up 3%. Volume increased mid-single digits in Fabric & Home Care, low single digits in Beauty, Health Care and Baby, Feminine & Family Care and was unchanged in Grooming. Excluding the impacts of the PGT Healthcare partnership dissolution and the Merck OTC acquisition, organic volume increased mid-single digits in Health Care.

•
Net earnings were $6.4 billion, an increase of $996 million, or 18% versus the prior year due to a reduction in current year income tax expense (due primarily to the ongoing impacts of the U.S. Tax Act), a current year gain on the dissolution of the PGT Healthcare partnership and base period charges related to the transitional impacts of the U.S. Tax Act.

•	Diluted net earnings per share increased 22% to $2.44 due primarily to the increase in net earnings and a reduction in shares outstanding due to share repurchases.

•	Net earnings attributable to Procter & Gamble increased $1.0 billion or 20% versus the prior year period to $6.4 billion.

•
Core net earnings attributable to Procter & Gamble, which represents net earnings excluding the current period gain on the dissolution of the PGT Healthcare partnership, incremental restructuring charges in both periods and the base period charges related to the transitional impacts of the U.S. Tax Act, increased 1% to $6.2 billion. Core net earnings per share increased 4% to $2.36 due to the increase in Core net earnings and the reduction in shares outstanding.

•
Operating cash flow was $7.6 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $6.0 billion. Adjusted free cash flow productivity was 99%. Adjusted free cash flow and adjusted free cash flow productivity are defined in the section entitled "Reconciliation of Measures not defined by U.S. GAAP."

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in countries around the world including North America, Europe, Latin America, Asia and Africa with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macro-economic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East, Central & Eastern Europe and the Korean peninsula, economic uncertainty related to the execution of the United Kingdom's exit from the European Union, political instability in certain Latin American markets and overall economic slowdowns, could reduce our sales or erode our operating margin, in either case reducing our earnings.
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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In four of the past five fiscal years, as well as the current year, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Russia, Turkey, Brazil, China and the United Kingdom have previously had, and could in the future have, a significant impact on our sales, costs and earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales and profits.
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
RESULTS OF OPERATIONS – Three Months Ended December 31, 2018
The following discussion provides a review of results for the three months ended December 31, 2018 versus the three months ended December 31, 2017.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2018	2017	% Chg
Net sales	$17,438	$17,395	—%
Operating income	3,896	3,919	(1)%
Net earnings	3,216	2,561	26%
Net earnings attributable to Procter & Gamble	3,194	2,495	28%
Diluted net earnings per common share	1.22	0.93	31%
Core net earnings per common share	1.25	1.19	5%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2018	2017	Basis Pt Chg
Gross profit	48.9%	49.9%	(100)
Selling, general & administrative expense	26.5%	27.4%	(90)
Operating income	22.3%	22.5%	(20)
Earnings before income taxes	22.5%	23.2%	(70)
Net earnings	18.4%	14.7%	370
Net earnings attributable to Procter & Gamble	18.3%	14.3%	400
Net Sales
Net sales for the quarter were unchanged versus the previous period at $17.4 billion including a 4% negative impact from foreign exchange. Unit volume increased 2%. Pricing was a 1% favorable impact to net sales. Mix was a 1% positive impact to net sales, driven by disproportionate growth of the premium Skin Care category (behind the SK-II brand) and developed regions, all of which have higher than company average selling prices. Volume increased mid-single digits in Fabric & Home Care and increased low single digits in Beauty, Health Care and Baby, Feminine & Family Care. Volume decreased mid-single digits in Grooming. Excluding the impacts of the PGT Healthcare partnership dissolution and Merck OTC acquisition, Health Care organic volume increased mid-single digits. Excluding the impact of minor acquisitions and divestitures, Beauty organic volume was unchanged. Volume increased low single digits in developed regions and was unchanged in developing regions. Excluding the impact of minor brand divestitures, organic volume in developing regions increased low single digits. Organic sales increased 4% on a 2% increase in organic volume.

	Net Sales Change Drivers 2018 vs. 2017 (Three Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	—%	(4)%	2%	5%	—%	4%
Grooming	(4)%	(4)%	(5)%	1%	—%	(1)%	(9)%
Health Care	3%	4%	(3)%	1%	—%	(1)%	—%
Fabric & Home Care	4%	4%	(3)%	1%	1%	(1)%	2%
Baby, Feminine & Family Care	1%	1%	(4)%	1%	1%	—%	(1)%
Total Company	2%	2%	(4)%	1%	1%	—%	—%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 100 basis points to 48.9% of net sales for the quarter. Gross margin benefited from 150 basis points of gross manufacturing cost savings projects (120 basis points net of product and packaging reinvestments) and 50 basis points of positive pricing impacts. This was offset by:

•	a 90 basis point decline due to higher commodity costs,

•
a 120 basis point decline from unfavorable product mix (primarily within segments due to the growth of lower margin products forms in certain categories and due to the disproportionate growth of the Fabric Care category which has lower than company-average margins) and other impacts and

•	a 60 basis point decline from unfavorable foreign exchange
Total SG&A spending decreased 3% to $4.6 billion due to decreases in marketing spending costs. SG&A as a percentage of net sales decreased 90 basis points to 26.5%. Reductions in marketing spending as a percentage of net sales were partially offset by an increase in overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales decreased 130 basis points due to the positive scale impacts of the organic net sales increase, savings in agency compensation, production costs and advertising spending, and the impact of adopting the new standard on "Revenue from Contracts with Customers" which prospectively reclassified certain customer spending from marketing (SG&A) expense to a reduction of net sales. Overhead costs as a percentage of net sales increased 30 basis points as the fixed cost leverage of increased volume and productivity savings were more than offset by inflation, Merck OTC transition related spending and other costs. Other net operating costs as a percentage of net sales increased 10 basis points. Productivity-driven cost savings delivered 60 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $138 million for the quarter, an increase of $16 million versus the prior year period due to an increase in debt and in weighted average interest rates. Interest income was $63 million for the quarter, a marginal decrease versus the prior year period. Other non-operating income was $95 million, a decrease of $75 million versus the prior year period primarily due to the impact of minor brand divestiture gains in the base period.
Income Taxes
For the three months ended December 31, 2018 the effective tax rate decreased 1,860 basis points versus the prior year period to 17.9% due to:

•	a 1,550 basis-point reduction due to prior year transitional impacts from the U.S. Tax Act,

•
a 410 basis-point reduction from the on-going impacts of U.S. Tax reform. The lower blended U.S. federal tax rate on current year earnings was partially offset by the impact of recording a year-to-date (6 month) impact in December 2017 upon passage of the tax reform.

•	a 150 basis-point reduction from excess tax benefits from share-based compensation (170 basis points in the current year versus 20 basis points in the prior year),

•	a 90 basis-point reduction from discrete impacts related to uncertain tax positions (90 basis points in the current year versus 0 basis points in the prior year),

•	a 340 basis-point increase from unfavorable impacts from geographic mix of earnings.
Net Earnings
Net earnings increased $655 million or 26% to $3.2 billion for the quarter. The tax rate reduction discussed above drove a $772 million increase in net earnings. This tax benefit and the decrease in SG&A spending were partially offset by the decrease in gross margin, all of which are discussed above. Foreign exchange had a negative impact of $229 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $699 million or 28% to $3.2 billion for the quarter. Diluted net earnings per share increased 31% to $1.22. The difference between the change in net earnings and diluted net earnings per share was due to a reduction in the number of shares outstanding. Core net earnings per share increased 5% to $1.25. Core net earnings per share represents diluted net earnings per share excluding the transitional impacts from the U.S. Tax Act in the base period and incremental restructuring charges in both periods related to our productivity and cost savings plans.
RESULTS OF OPERATIONS – Six Months Ended December 31, 2018
The following discussion provides a review of results for the six months ended December 31, 2018 versus the six months ended December 31, 2017.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2018	2017	% Chg
Net sales	$34,128	$34,048	—%
Operating income	7,450	7,567	(2)%
Net earnings	6,427	5,431	18%
Net earnings attributable to Procter & Gamble	6,393	5,348	20%
Diluted net earnings per common share	2.44	2.00	22%
Core net earnings per common share	$2.36	$2.28	4%

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2018	2017	Basis Pt Chg
Gross profit	49.0%	50.1%	(110)
Selling, general & administrative expense	27.2%	27.9%	(70)
Operating income	21.8%	22.2%	(40)
Earnings before income taxes	23.0%	22.9%	10
Net earnings	18.8%	16.0%	280
Net earnings attributable to Procter & Gamble	18.7%	15.7%	300
Net Sales
Net sales for the six months ended December 31, 2018 were unchanged at $34.1 billion including a 3% negative impact from foreign exchange. Unit volume increased 2%. Mix was a 1% positive impact to net sales, driven by disproportionate organic growth of the Skin and Personal Care and Personal Health Care categories and developed regions, all of which have higher than company average selling prices. Volume increased mid-single digits in Fabric & Home Care and increased low single digits in Beauty, Health Care and Baby, Feminine & Family Care. Volume was unchanged in Grooming. Excluding the impacts of the PGT Healthcare partnership dissolution and Merck OTC acquisition, Health Care organic volume increased mid-single digits. Volume increased mid-single digits in developed regions and low single digits in developing regions. Organic sales increased 4% on a 3% increase in organic volume.

	Net Sales Change Drivers 2018 vs. 2017 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	2%	2%	(4)%	2%	4%	—%	4%
Grooming	—%	—%	(5)%	1%	(1)%	—%	(5)%
Health Care	2%	4%	(2)%	1%	(1)%	(1)%	(1)%
Fabric & Home Care	4%	5%	(2)%	—%	—%	—%	2%
Baby, Feminine & Family Care	1%	1%	(3)%	—%	—%	—%	(2)%
Total Company	2%	3%	(3)%	—%	1%	—%	—%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 110 basis points to 49.0% of net sales for the six months ended December 31, 2018. Gross margin benefited from 130 basis points of gross manufacturing cost savings projects (100 basis points net of product and packaging reinvestments) and 20 basis points of positive pricing impacts. This was offset by:

•	a 100 basis point decline due to higher commodity costs,

•
a 70 basis point decline from unfavorable product mix (primarily within segments due to the growth of lower margin products forms and club channels in certain categories and due to the disproportionate growth of the Fabric Care category which has lower than company-average margins) and other impacts and

•	a 60 basis point decline from unfavorable foreign exchange
Total SG&A spending decreased 2% to $9.3 billion primarily due to decreases in marketing spending costs. SG&A as a percentage of net sales decreased 70 basis points to 27.2%. Reduction in marketing spending as a percentage of net sales was partially offset by an increase in other net operating costs as a percentage of net sales. Overhead costs as a percentage of net sales was unchanged as productivity savings and fixed cost leverage of increased volume, were offset by an increase in inflation and other costs. Marketing spending as a percentage of net sales decreased 110 basis points due to the positive scale impacts of the organic net sales increase, savings in agency compensation, production costs and advertising spending, and the impact of adopting the new standard on "Revenue from Contracts with Customers" which prospectively reclassified certain customer spending from marketing (SG&A) expense to a reduction of net sales. Other net operating costs as a percentage of net sales increased approximately 50 basis points primarily due to an increase in foreign exchange transactional charges. Productivity-driven cost savings delivered 70 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $267 million for the six months ended December 31, 2018, an increase of $30 million versus the prior year period due to an increase in debt and in weighted average interest rates. Interest income was $116 million for the six months ended December 31, 2018, a marginal increase versus the prior year period. Other non-operating income was $557 million, an increase of $218 million versus the prior year period primarily due to the $355 million before-tax gain from the dissolution of the PGT Healthcare partnership, partially offset by the impact of minor brand divestiture gains in the base period.
Income Taxes
For the six months ended December 31, 2018 the effective tax rate decreased 1,200 basis points versus the prior year period to 18.2% due to:

•	an 810 basis-point reduction due to prior year transitional impacts from the U.S. Tax Act,

•	a 490 basis-point reduction from the impact of the lower blended U.S. federal tax rate on current year earnings versus the prior year rate,

•	an 80 basis-point reduction from the tax impact of the gain on the dissolution of the PGT Healthcare partnership,

•	a 40 basis-point reduction from excess tax benefits from share-based compensation (110 basis points in the current year versus 70 basis points in the prior year),

•	a 20 basis-point reduction from discrete impacts related to uncertain tax positions (20 basis points in the current year versus 0 basis points in the prior year),

•	a 240 basis-point increase from unfavorable impacts from geographic mix of earnings.
Net Earnings
Net earnings increased $996 million or 18% to $6.4 billion for the fiscal year to date period. The tax rate reduction discussed above drove a $924 million increase in net earnings. This tax benefit along with the current period gain on the dissolution of the PGT Healthcare partnership and decrease in SG&A spending were partially offset by the decrease in gross margin, all of which are discussed above. Foreign exchange had a $484 million negative impact on net earnings for the fiscal year to date period, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $1 billion or 20% to $6.4 billion. Diluted net earnings per share increased 22% to $2.44. The difference between the change in net earnings and diluted net earnings per share was due to a reduction in the number of shares outstanding. Core net earnings per share increased 4% to $2.36. Core net earnings per share represents diluted net earnings per share excluding the current period gain on the dissolution of the PGT Healthcare partnership, incremental restructuring charges in both periods related to our productivity and cost savings plans and the base period charges related to the transitional impacts of the U.S. Tax Act.
BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2018
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six months periods ended December 31, 2018 is provided based on a comparison to the same three and six months periods ended December 31, 2017. The primary financial measures used to evaluate segment performance are net sales and net earnings. The

Amounts in millions of dollars unless otherwise specified.

table below provides supplemental information on net sales and net earnings by reportable business segment for the three and six months ended December 31, 2018 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2018
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,357	4%	$964	13%	$772	18%
Grooming	1,617	(9)%	448	(16)%	378	(11)%
Health Care	2,220	—%	669	—%	520	14%
Fabric & Home Care	5,557	2%	1,134	3%	860	20%
Baby, Feminine & Family Care	4,558	(1)%	930	—%	707	18%
Corporate	129	2%	(229)	N/A	(21)	N/A
Total Company	$17,438	—%	$3,916	(3)%	$3,216	26%

	Six Months Ended December 31, 2018
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$6,646	4%	$1,911	13%	$1,531	19%
Grooming	3,179	(5)%	865	(8)%	718	(5)%
Health Care	4,065	(1)%	1,109	(1)%	852	12%
Fabric & Home Care	11,045	2%	2,278	—%	1,737	17%
Baby, Feminine & Family Care	8,948	(2)%	1,832	(3)%	1,399	14%
Corporate	245	4%	(139)	N/A	190	N/A
Total Company	$34,128	—%	$7,856	1%	$6,427	18%

Beauty
Three months ended December 31, 2018 compared with three months ended December 31, 2017
Beauty net sales increased 4% to $3.4 billion during the second fiscal quarter on a 1% increase in unit volume. Favorable product mix added 5% to net sales due to the disproportionate growth of the super-premium SK-II and Olay Skin Care brands, which have higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 4%. Organic sales increased 8% on flat organic volume. Global market share of the Beauty segment increased 0.1 points. Volume increased low single digits in developed and developing regions. Excluding the impact of minor brand acquisitions, volume decreased low single digits in developed regions.

•
Volume in Hair Care was unchanged. Developed market volume was unchanged. Volume in developing regions decreased low single digits. Excluding the impact of minor brand divestitures, volume in developing markets was unchanged. Global market share of the Hair Care category was unchanged.

•
Volume in Skin and Personal Care increased mid-single digits. Excluding the impact of minor brand acquisitions, organic volume increased low single digits. Volume increased low single digits in developed regions. Excluding the impact of minor brand acquisitions, developed regions volume declined low single digits due to price increases in the current period and higher retail inventory to support new product launches in the base period. Volume increased high single digits in developing regions due to premium innovation and increased marketing spending. Global market share of the Skin and Personal Care category increased slightly.

Net earnings increased 18% to $772 million due to the increase in net sales and a 280 basis-point increase in net earnings margin. The net earnings margin increased due to a decrease in SG&A as a percentage of net sales, an increase in gross margin and a reduction in U.S. income tax rates resulting from the U.S. Tax Act. The gross margin increase was primarily driven by manufacturing cost savings and the benefit of increased pricing. The reduction in SG&A as a percentage of sales was primarily driven by the positive scale impacts of the net sales increase and the impacts of adopting the new accounting standard on "Revenue from Contracts with Customers."
Six months ended December 31, 2018 compared with six months ended December 31, 2017
Beauty fiscal year to date net sales increased 4% to $6.6 billion on a 2% increase in unit volume. Favorable product mix added 4% to net sales due to the disproportionate growth of the super-premium SK-II and Olay Skin Care brands, which have higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 4%. Organic sales increased 8%. Global market share of the Beauty segment was unchanged. Volume increased low single digits in developed and developing regions. Excluding the impact of minor brand acquisitions, developed regions volume was unchanged.

•
Volume in Hair Care increased low single digits. Developed market volume was unchanged. Volume in developing regions increased low single digits due to market growth and product innovation. Global market share of the Hair Care category was unchanged.

•
Volume in Skin and Personal Care increased mid-single digits. Developed regions volume increased low single digits. Excluding the impact of minor brand acquisitions, developed regions volume was unchanged. Volume increased high single digits in developing regions due to premium innovation, increased marketing spending and market growth. Global market share of the Skin and Personal Care category was unchanged.

Net earnings increased 19% to $1.5 billion due to the increase in net sales and a 280 basis-point increase in net earnings margin. The net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales, an increase in gross margin and a reduction in U.S. income tax rates resulting from the U.S. Tax Act. Gross margin increase was primarily driven by manufacturing cost savings and the benefit of increased pricing. The reduction in SG&A as a percentage of sales was primarily driven by the fixed cost leverage of increased volume and the impacts of adopting the new accounting standard on "Revenue from Contracts with Customers."
Grooming
Three months ended December 31, 2018 compared with three months ended December 31, 2017
Grooming net sales decreased 9% to $1.6 billion during the second fiscal quarter on a 4% decrease in unit volume. Foreign exchange had a 5% unfavorable impact on net sales. Pricing had a positive 1% impact on net sales due to devaluation related price increases in certain markets. Organic sales decreased 3%. Global market share of the Grooming segment decreased 0.5 points. Volume decreased low single digits in developed regions and decreased mid-single digits in developing regions.

•
Shave Care volume decreased mid-single digits. Developed regions volume decreased low single digits due to competitive activity. Developing regions volume decreased mid-single digits due to devaluation related price increases and competitive activity. Global market share of the Shave Care category was unchanged.

•
Volume in Appliances was unchanged. Volume decreased low single digits in developed regions due to competitive activity and lower trade inventories in certain countries. Volume increased low single digits in developing regions due to market growth. Global market share of the Appliances category decreased slightly.

Net earnings decreased 11% to $378 million primarily due to the reduction in net sales and a 40 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a reduction in gross margin, partially offset by a reduction in U.S. income tax rates and a reduction in SG&A as a percentage of net sales. Gross margin declined due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razors and large count packs which have lower than segment average margins) and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased due to reductions in both overhead costs and marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
Six months ended December 31, 2018 compared with six months ended December 31, 2017
Grooming fiscal year to date net sales decreased 5% to $3.2 billion on unit volume that was unchanged. Foreign exchange had a 5% unfavorable impact on net sales. Pricing had a positive 1% impact on net sales due to devaluation related price increases in certain markets. Negative mix reduced net sales by 1% due to the growth of lower tier products and club channels which have lower than segment average selling prices. Organic sales were unchanged. Global market share of the Grooming segment decreased 0.6 points. Volume increased low single digits in developed regions and declined low single digits in developing regions.

•
Shave Care volume was unchanged. Developed regions volume increased low single digits due to increased competitiveness following price reductions in prior quarters and an increase in consumer promotions. Developing regions volume decreased low single digits following devaluation related price increases and competitive activity. Global market share of the Shave Care category was unchanged.

•
Volume in Appliances increased low single digits. Volume increased low single digits in both developed and developing regions due to market growth. Global market share of the Appliances category decreased nearly half a point.

Net earnings decreased 5% to $718 million due to the reduction in net sales partially offset by a 20 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a reduction in SG&A as a percentage of net sales and a reduction in U.S. income tax rates, partially offset by a decrease in gross margin. Gross margin declined due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razors and large count packs which have lower than segment average margins), unfavorable foreign exchange impacts and commodity cost increases. SG&A as a percentage of net sales decreased due to reductions in both overhead costs and marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."

Health Care
Three months ended December 31, 2018 compared with three months ended December 31, 2017
Health Care net sales was unchanged at $2.2 billion during the second fiscal quarter on a 3% increase in unit volume. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased 4%. Unfavorable foreign exchange impacts decreased net sales by 3%. Higher pricing increased net sales by 1%. Organic sales increased 5%. Global market share of the Health Care segment increased 0.5 points. Volume increased low single digits in developed regions and increased high single digits in developing regions. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased mid-single digits in both developed and developing regions.

•
Oral Care volume increased mid-single digits. Volume increased mid-single digits in developed regions due to premium paste and power toothbrush innovation. Volume in developing regions increased mid-single digits due to innovation and base period trade inventory reductions. Global market share of the Oral Care category increased less than half a point.

•
Volume in Personal Health Care was unchanged. Excluding the impact of the PGT Healthcare partnership dissolution and the Merck OTC consumer healthcare acquisition, organic volume increased low single digits. Developed regions volume decreased high single digits, while organic volume grew low single digits due to product innovation. Volume in developing regions increased double digits and mid-single digits on an organic basis, due to innovation and market growth. Global market share of the Personal Health Care category increased more than half a point.

Net earnings increased 14% to $520 million, primarily due to a 290 basis point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A as a percentage of sales and a decrease in U.S. income tax rates, partially offset by a reduction in gross margin. Gross margin decreased driven by unfavorable mix due to the disproportionate growth of developing markets and the net impacts of acquisitions and divestitures in personal health care. SG&A as a percentage of net sales decreased primarily due to a reduction in marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers", partially offset by an increase in overhead costs due to the net impacts of personal health care acquisitions and divestitures.
Six months ended December 31, 2018 compared with six months ended December 31, 2017
Health Care fiscal year to date net sales decreased 1% to $4.1 billion on a 2% increase in unit volume. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased 4%. Unfavorable foreign exchange impacts decreased net sales by 2%. Higher pricing increased net sales by 1%. Unfavorable mix impacts reduced net sales by 1% due to the disproportionate growth of developing regions. Organic sales increased 5%. Global market share of the Health Care segment increased 0.4 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased mid-single digits in both developed and developing regions.

•
Oral Care volume increased low single digits. Volume increased mid-single digits in developed regions due to premium paste and power toothbrush innovation and lower pricing in the form of increased promotional spending. Volume in developing regions increased low single digits due to innovation and trade inventory reduction in the base period. Global market share of the Oral Care category increased less than half a point.

•
Volume in Personal Health Care decreased low single digits. Excluding the impact of the PGT Healthcare partnership dissolution and Merck OTC consumer healthcare acquisition, organic volume increased high single digits. Developed regions volume decreased mid-single digits, while organic volume grew low single digits due to product innovation. Volume in developing regions increased high single digits and double digits on an organic basis, due to innovation and market growth. Global market share of the Personal Health Care category increased more than half a point.

Net earnings increased 12% to $852 million, as the reduction in net sales was more than offset by a 250 basis point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A as a percentage of sales and a decrease in U.S. income tax rates, partially offset by a reduction in gross margin. Gross margin decreased driven by unfavorable mix, due to the disproportionate growth of developing markets and the net impacts of acquisitions and divestitures in personal health care and other manufacturing cost increases. SG&A as a percentage of net sales decreased primarily due to a reduction in marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers", partially offset by an increase in overhead costs due to the net impacts of personal health care acquisitions and divestitures.
Fabric & Home Care
Three months ended December 31, 2018 compared with three months ended December 31, 2017
Fabric & Home Care net sales increased 2% to $5.6 billion during the second fiscal quarter on a 4% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 3%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of premium products and higher pricing increased net sales by 1%. Organic sales increased 6%. Global market share of the Fabric & Home Care segment increased 0.6 points. Volume increased mid-single digits in developed regions and increased low single digits in developing regions. Excluding the impact of minor brand divestitures, developing regions volume increased mid-single digits.

•
Fabric Care volume increased mid-single digits. Volume in developed regions grew mid-single digits due to product innovation and lower pricing in the form of increased promotional spending. Volume in developing regions increased mid-single digits driven by product innovation. Global market share of the Fabric Care category increased slightly.

•
Home Care volume increased low single digits. Volume in developed regions increased low single digits due to product innovation and market growth. Volume in developing regions decreased mid-single digits. Excluding the impact of minor brand divestitures, volume in developing regions decreased low single digits following devaluation related price increases. Global market share of the Home Care category increased more than a point.

Net earnings increased 20% to $860 million due to the increase in net sales and a 230 basis point increase in net earnings margin. The net earnings margin increase was primarily due to a reduction in SG&A as a percentage of sales and a decrease in U.S. income tax rates partially offset by a reduction in gross margin. Gross margin decreased due to negative product mix impacts (driven by disproportionate growth of product forms with lower than segment-average margins) and an increase in commodity costs, partially offset by manufacturing cost savings. SG&A as a percentage of net sales was down due to reduction in overhead costs and marketing spending driven by productivity savings, fixed cost leverage of increased volume and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
Six months ended December 31, 2018 compared with six months ended December 31, 2017
Fabric & Home Care fiscal year to date net sales increased 2% to $11.0 billion on a 4% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 2%. Pricing and mix had no impact on net sales. Organic sales increased 5% on a 5% increase in organic volume. Global market share of the Fabric & Home Care segment increased 0.5 points. Volume increased mid-single digits in developed regions and increased low single digits in developing regions. Excluding the impact of minor brand divestitures, volume in developing regions grew mid-single digits.

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

•
Home Care volume increased mid-single digits. Volume in developed regions increased mid-single digits due to product innovation and market growth. Volume in developing regions decreased low single digits due to devaluation related price increases and category contraction in certain markets. Global market share of the Home Care category increased less than a point.

Net earnings increased 17% to $1.7 billion due to the increase in net sales and a 200 basis point increase in net earnings margin. Net earnings margin increase was primarily due to a reduction in SG&A as a percentage of sales and a decrease in U.S. income tax rates partially offset by a reduction in gross margin. Gross margin decreased due to negative product mix impacts (driven by disproportionate growth of product forms with lower than segment-average margins) and an increase in commodity costs, partially offset by manufacturing cost savings. SG&A as a percentage of net sales was down due to reduction in overhead costs and marketing spending driven by productivity savings, fixed cost leverage of increased volume and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
Baby, Feminine & Family Care
Three months ended December 31, 2018 compared with three months ended December 31, 2017
Baby, Feminine & Family Care net sales decreased 1% to $4.6 billion during the second fiscal quarter on a 1% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 4%. Higher pricing increased net sales by 1%. Favorable mix increased sales by 1% due to the disproportionate growth of developed regions which have higher than segment average prices. Organic sales increased 3%. Global market share of the Baby, Feminine & Family Care segment increased 0.3 points. Volume increased low single digits in developed regions. Volume in developing regions decreased low single digits.

•
Volume in Baby Care decreased mid-single digits. Volume in developed regions declined low single digits due to competitive activity. Volume in developing regions declined high single digits due to competitive activity, volume declines following devaluation related price increases and category contraction in certain markets. Global market share of the Baby Care category decreased nearly half a point.

•
Volume in Feminine Care increased mid-single digits. Volume in developed regions increased low single digits due to product innovation and adult incontinence category growth. Volume increased mid-single digits in developing regions. Excluding the impact of minor brand divestitures, volume in developing regions increased high single digits driven by innovation. Global market share of the Feminine Care category increased less than half a point.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation and distribution gains. In the U.S., all-outlet share of the Family Care category increased more than a point.

Net earnings increased 18% to $707 million as the reduction in net sales was more than offset by a 260 basis point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in U.S. income tax rates and a reduction in SG&A as a percentage of net sales, partially offset by a reduction in gross margin. Gross margin decreased primarily due to an increase in commodity costs and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings projects. SG&A as a percentage of net sales decreased due to reduced marketing spending and overhead costs, driven by productivity savings and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
Six months ended December 31, 2018 compared with six months ended December 31, 2017
Baby, Feminine & Family Care fiscal year to date net sales decreased 2% to $8.9 billion on a 1% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 3%. Pricing and mix had no impact to net sales. Organic sales increased 1%. Global market share of the Baby, Feminine & Family Care segment increased 0.1 points. Volume increased low single digits in developed regions. Volume in developing regions decreased mid-single digits. Excluding the impact of minor brand divestitures, volume in developing regions decreased low single digits.

•
Volume in Baby Care decreased mid-single digits. Volume in developed regions declined low single digits due to competitive pricing activity. Volume in developing regions declined high single digits due to competitive activity, volume declines following devaluation related price increases and category contraction in certain markets. Global market share of the Baby Care category decreased more than half a point.

•
Volume in Feminine Care increased mid-single digits. Volume in developed regions increased low single digits due to product innovation and adult incontinence category growth. Volume increased mid-single digits in developing regions driven by innovation and lower pricing in the form of increased promotional spending. Global market share of the Feminine Care category increased less than half a point.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation and distribution gains. In the U.S., all-outlet share of the Family Care category increased a point.

Net earnings increased 14% to $1.4 billion as the reduction in net sales was more than offset by a 220 basis point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in U.S. income tax rates and a reduction in SG&A as a percentage of net sales, partially offset by a reduction in gross margin. Gross margin decreased primarily due to an increase in commodity costs and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings projects. SG&A as a percentage of net sales decreased due to reduced marketing spending and overhead costs, driven by productivity savings and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers."
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
Corporate net sales increased $2 million to $129 million for the quarter ended December 31, 2018 and increased $10 million to $245 million for the fiscal year to date. Corporate net earnings increased $262 million in the quarter primarily due to a reduction in income tax expense of $446 million, partially offset by the impact of minor brand divestiture gains in the base period and higher unallocated SG&A costs in the current year. The reduction in income tax expense was driven by the base period charges for the transitional impacts of the U.S. Tax Act, partially offset by the impact of the allocation methodology of the lower U.S. tax rates (in the prior year the net benefit was held in Corporate, whereas the lower rates are included in the reporting segments in the current year). Fiscal year to date Corporate net earnings increased $268 million due to a $270 million reduction in income tax expense (driven by the same factors impacting the quarter ended December 31, 2018) and higher current year divestiture gains (driven by the current year gain on the dissolution of the PGT healthcare partnership), partially offset by higher current year foreign exchange transactional charges (discussed earlier in the Results of Operations section) and higher unallocated SG&A costs in the current year.
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
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $7.6 billion of cash from operating activities fiscal year to date, an increase of approximately $0.3 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes, and gain on sale of assets), generated $7.6 billion of operating cash flow. Working capital and other impacts had no net impact on operating cash flow in the period. Accounts receivable increased, using $398 million of cash due to sales growth and to a lesser extent, the timing of collections at quarter-end due to the holidays. Inventory consumed $531 million of cash primarily due to product initiatives and business growth. Accounts payable, accrued and other liabilities increased, generating $1.1 billion of cash primarily driven by an increase in payables to support the increase in inventory, increased marketing accruals based on timing of spending and extended payment terms with our suppliers. All other operating assets and liabilities used $370 million of cash, driven primarily by payments of the current year portion of taxes due related to the U.S. Tax Act.
Investing Activities
Cash used by investing activities was $4.7 billion fiscal year to date. Capital expenditures were $1.8 billion, or 5.2% of net sales. Acquisition activity used $3.8 billion of cash, primarily related to the Merck OTC acquisition. We used $158 million for purchases of short-term investments. These uses were partially offset by $1.1 billion of cash generated from sales and maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $1.6 billion fiscal year to date. We used $2.0 billion for treasury stock purchases and $3.7 billion for dividends. Cash generated from the net effect of debt issuances and payments was $2.6 billion. Cash from the exercise of stock options and other impacts generated $1.5 billion of cash.
As of December 31, 2018, our current liabilities exceeded current assets by $6.8 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital spending and excluding payments for the transitional tax resulting from the comprehensive U.S. legislation commonly referred to as the Tax Cuts and Jobs Act enacted in December 2017 (the U.S. Tax Act). Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
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
Organic sales growth:

Three Months Ended December 31, 2018	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	4%	4%	—%	8%
Grooming	(9)%	5%	1%	(3)%
Health Care	—%	3%	2%	5%
Fabric & Home Care	2%	3%	1%	6%
Baby, Feminine & Family Care	(1)%	4%	—%	3%
Total Company	—%	4%	—%	4%

Six Months Ended December 31, 2018	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	4%	4%	—%	8%
Grooming	(5)%	5%	—%	—%
Health Care	(1)%	2%	4%	5%
Fabric & Home Care	2%	2%	1%	5%
Baby, Feminine & Family Care	(2)%	3%	—%	1%
Total Company	—%	3%	1%	4%
(1)    Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, December 31, 2018
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$7,574	$(1,781)	$235	$6,028
Adjusted free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, December 31, 2018
Adjusted Free Cash Flow	Net Earnings	Gain on Dissolution of PGT Partnership	Adjusted Net Earnings	Adjusted Free Cash Flow Productivity
$6,028	$6,427	$(353)	$6,074	99%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,919	$(123)	$—	$8,796
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,623	38	(1)	4,660
OPERATING INCOME	3,896	85	1	3,982
INCOME TAX	700	17	(2)	715
NET EARNINGS ATTRIBUTABLE TO P&G	3,194	77	1	3,272
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.22	$0.03	$—	$1.25
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	5%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,709	$(86)	$—	$1	$8,624
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,767	19	—	(1)	4,785
OPERATING INCOME	3,919	67	—	—	3,986
INCOME TAX	1,472	21	(628)	—	865
NET EARNINGS ATTRIBUTABLE TO P&G	2,495	51	628	—	3,174
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$0.93	$0.02	$0.24	$—	$1.19
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$17,403	$(169)	$—	$—	$17,234
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	9,275	10	—	—	9,285
OPERATING INCOME	7,450	159	—	—	7,609
INCOME TAX	1,429	23	(2)	(1)	1,449
NET EARNINGS ATTRIBUTABLE TO P&G	6,393	146	(353)	1	6,187
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	$2.44	$0.06	$(0.14)	$—	$2.36
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	4%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2017
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$16,978	$(186)	$—	$1	$16,793
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	9,503	26	—	(1)	9,528
OPERATING INCOME	7,567	160	—	—	7,727
INCOME TAX	2,353	41	(628)	—	1,766
NET EARNINGS ATTRIBUTABLE TO P&G	5,348	126	628	—	6,102
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	$2.00	$0.05	$0.23	$—	$2.28
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, and tax.

Item 1A.	Risk Factors
For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2018 - 10/31/2018	5,384,600	$83.57	5,384,600	(3)
11/01/2018 - 11/30/2018	3,259,875	$92.03	3,259,875	(3)
12/01/2018 - 12/31/2018	—	—	—	(3)
Total	8,644,475	$86.76	8,644,475

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

(3)
On January 23, 2019, the Company stated that in fiscal year 2019 the Company expects to reduce outstanding shares through direct share repurchases at a value of up to $5 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

10-1	The Procter & Gamble Performance Stock Program Summary * +

10-2	Summary of the Company’s Long-Term Incentive Program * +

10-3	Company’s Form of Separation Agreement and Release * +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

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

THE PROCTER & GAMBLE COMPANY

January 23, 2019	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1	The Procter & Gamble Performance Stock Program Summary +

10-2	Summary of the Company’s Long-Term Incentive Program +

10-3	Company's Form of Separation Agreement and Release +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.INS (1)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.