Form 10-Q
period 2019-03-31
PROCTER & GAMBLE Co
filed 2019-04-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Yes ☐     No ☑
There were 2,508,329,764 shares of Common Stock outstanding as of March 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2019	2018	2019	2018
NET SALES	$16,462	$16,281	$50,590	$50,329
Cost of products sold	8,427	8,384	25,830	25,362
Selling, general and administrative expense	4,806	4,688	14,081	14,191
OPERATING INCOME	3,229	3,209	10,679	10,776
Interest expense	131	133	398	370
Interest income	52	69	168	184
Other non-operating income, net	128	108	685	447
EARNINGS BEFORE INCOME TAXES	3,278	3,253	11,134	11,037
Income taxes	502	713	1,931	3,066
NET EARNINGS	2,776	2,540	9,203	7,971
Less: Net earnings attributable to noncontrolling interests	31	29	65	112
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,745	$2,511	$9,138	$7,859

NET EARNINGS PER SHARE (1)
Basic	$1.07	$0.97	$3.58	$3.02
Diluted	$1.04	$0.95	$3.48	$2.94

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,637.7	2,645.6	2,624.3	2,668.6

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2019	2018	2019	2018
NET EARNINGS	$2,776	$2,540	$9,203	$7,971
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Financial statement foreign currency translation	(127)	925	(713)	1,953
Unrealized gains/(losses) on hedges	200	(558)	399	(1,188)
Unrealized gains/(losses) on investment securities	54	(70)	107	(135)
Unrealized gains/(losses) on defined benefit retirement plans	64	(17)	314	111
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	191	280	107	741
TOTAL COMPREHENSIVE INCOME	2,967	2,820	9,310	8,712
Less: Total comprehensive income attributable to noncontrolling interests	34	29	65	112
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$2,933	$2,791	$9,245	$8,600

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2019	June 30, 2018
Assets
CURRENT ASSETS
Cash and cash equivalents			$2,738	$2,569
Available-for-sale investment securities			7,085	9,281
Accounts receivable			5,198	4,686
INVENTORIES
Materials and supplies			1,415	1,335
Work in process			617	588
Finished goods			3,326	2,815
Total inventories			5,358	4,738
Prepaid expenses and other current assets			1,933	2,046
TOTAL CURRENT ASSETS			22,312	23,320
PROPERTY, PLANT AND EQUIPMENT, NET			20,993	20,600
GOODWILL			46,753	45,175
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			25,836	23,902
OTHER NONCURRENT ASSETS			5,779	5,313
TOTAL ASSETS			$121,673	$118,310

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$10,207	$10,344
Accrued and other liabilities			9,252	7,470
Debt due within one year			8,911	10,423
TOTAL CURRENT LIABILITIES			28,370	28,237
LONG-TERM DEBT			21,359	20,863
DEFERRED INCOME TAXES			6,951	6,163
OTHER NONCURRENT LIABILITIES			9,441	10,164
TOTAL LIABILITIES			66,121	65,427
SHAREHOLDERS’ EQUITY
Preferred stock			933	967
Common stock – shares issued –	March 2019	4,009.2
	June 2018	4,009.2	4,009	4,009
Additional paid-in capital			63,624	63,846
Reserve for ESOP debt retirement			(1,145)	(1,204)
Accumulated other comprehensive income/(loss)			(14,968)	(14,749)
Treasury stock			(99,484)	(99,217)
Retained earnings			102,103	98,641
Noncontrolling interest			480	590
TOTAL SHAREHOLDERS’ EQUITY			55,552	52,883
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$121,673	$118,310

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Three Months Ended March 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2018	2,501,580	$4,009	$946	$63,679	($1,178)	($15,156)	($99,480)	$101,170	$453	$54,443
Net earnings								2,745	31	2,776
Other comprehensive income/(loss)						188			3	191
Dividends and dividend equivalents ($0.7172 per share):
Common								(1,799)		(1,799)
Preferred, net of tax benefits								(64)		(64)
Treasury stock purchases	(12,945)						(1,250)			(1,250)
Employee stock plans	18,197			(57)			1,235			1,178
Preferred stock conversions	1,498		(13)	2			11			—
ESOP debt impacts					33			51		84
Noncontrolling interest, net				—					(7)	(7)
BALANCE MARCH 31, 2019	2,508,330	$4,009	$933	$63,624	($1,145)	($14,968)	($99,484)	$102,103	$480	$55,552

	Nine Months Ended March 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								9,138	65	9,203
Other comprehensive income/(loss)						107			—	107
Dividends and dividend equivalents ($2.1516 per share):
Common								(5,380)		(5,380)
Preferred, net of tax benefits								(195)		(195)
Treasury stock purchases	(37,282)						(3,253)			(3,253)
Employee stock plans	43,586			(110)			2,957			2,847
Preferred stock conversions	3,933		(34)	5			29			—
ESOP debt impacts					59			99		158
Noncontrolling interest, net				(117)					(148)	(265)
BALANCE MARCH 31, 2019	2,508,330	$4,009	$933	$63,624	($1,145)	($14,968)	($99,484)	$102,103	$480	$55,552

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (cont.)

	Three Months Ended March 31, 2018
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2017	2,521,004	$4,009	$986	$63,757	($1,229)	($14,171)	($97,121)	$97,881	$609	$54,721
Net earnings								2,511	29	2,540
Other comprehensive income/(loss)						280			—	280
Dividends and dividend equivalents ($0.6896 per share):
Common								(1,739)		(1,739)
Preferred, net of tax benefits								(74)		(74)
Treasury stock purchases	(16,506)						(1,381)			(1,381)
Employee stock plans	8,509			(42)			578			536
Preferred stock conversions	1,592		(14)	2			12			—
ESOP debt impacts					26			44		70
Noncontrolling interest, net									(7)	(7)
BALANCE MARCH 31, 2018	2,514,599	$4,009	$972	$63,717	($1,203)	($13,891)	($97,912)	$98,623	$631	$54,946

	Nine Months Ended March 31, 2018
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2017	2,553,297	$4,009	$1,006	$63,641	($1,249)	($14,632)	($93,715)	$96,124	$594	$55,778
Net earnings								7,859	112	7,971
Other comprehensive income/(loss)						741			—	741
Dividends and dividend equivalents ($2.0688 per share):
Common								(5,251)		(5,251)
Preferred, net of tax benefits								(198)		(198)
Treasury stock purchases	(63,242)						(5,634)			(5,634)
Employee stock plans	20,748			71			1,408			1,479
Preferred stock conversions	3,796		(34)	5			29			—
ESOP debt impacts					46			89		135
Noncontrolling interest, net									(75)	(75)
BALANCE MARCH 31, 2018	2,514,599	$4,009	$972	$63,717	($1,203)	($13,891)	($97,912)	$98,623	$631	$54,946

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2019	2018
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$2,569	$5,569
OPERATING ACTIVITIES
Net earnings	9,203	7,971
Depreciation and amortization	2,004	2,084
Share-based compensation expense	299	249
Deferred income taxes	(24)	(1,826)
Gain on sale of assets	(370)	(187)
Changes in:
Accounts receivable	(549)	(450)
Inventories	(601)	(457)
Accounts payable, accrued and other liabilities	1,441	752
Other operating assets and liabilities	(537)	2,331
Other	225	201
TOTAL OPERATING ACTIVITIES	11,091	10,668
INVESTING ACTIVITIES
Capital expenditures	(2,533)	(2,810)
Proceeds from asset sales	22	246
Acquisitions, net of cash acquired	(3,943)	(108)
Purchases of short-term investments	(159)	(3,770)
Proceeds from sales and maturities of short-term investments	2,535	2,790
Change in other investments	(59)	44
TOTAL INVESTING ACTIVITIES	(4,137)	(3,608)
FINANCING ACTIVITIES
Dividends to shareholders	(5,561)	(5,449)
Change in short-term debt	(1,832)	(1,259)
Additions to long-term debt	2,368	5,072
Reductions of long-term debt	(1,002)	(1,402)
Treasury stock purchases	(3,253)	(5,634)
Impact of stock options and other	2,590	1,158
TOTAL FINANCING ACTIVITIES	(6,690)	(7,514)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(95)	211
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	169	(243)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,738	$5,326

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
2. New Accounting Pronouncements and Policies and U.S. Tax Reform
On July 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance outlines a single, comprehensive model of accounting for revenue from contracts with customers. We adopted the standard using the modified retrospective transition method, under which prior periods were not revised to reflect the impacts of the new standard. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Accordingly, the timing of revenue recognition is not materially impacted by the new standard. Trade promotions, consisting primarily of customer pricing allowances, in-store merchandising funds, advertising and other promotional activities, and consumer coupons, are offered through various programs to customers and consumers.  The adoption of the new standard impacts the accrual timing for certain portions of our customer and consumer promotional spending, which resulted in a cumulative reduction to Retained earnings of $534, net of tax, on the date of adoption. The provisions of the new standard also impact the classification of certain payments to customers, moving an immaterial amount of such payments from expense to a deduction from net sales. Had this standard been effective and adopted during fiscal 2018, the impact would have been to reclassify $232 from Selling, General and Administrative expense (SG&A) to a reduction of Net sales for the nine months ended March 31, 2018 and $309 for the year ended June 30, 2018, with no impact to operating profit. This guidance included practical expedients, none of which are material to our Consolidated Financial Statements. This new guidance does not have any other material impacts on our Consolidated Financial Statements, including financial disclosures.
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
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)." This guidance permits companies to make an election to reclassify stranded tax effects from the recently enacted U.S. Tax Cuts and Jobs Act included in Accumulated other comprehensive income/(loss) (AOCI) to Retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this guidance in the quarter ended September 30, 2018. The reclassification from the adoption of this standard resulted in an increase of $326 to Retained earnings and a decrease of $326 to AOCI.
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
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "U.S. Tax Act"). The U.S. Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a hybrid territorial tax system. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. However, the U.S. Tax Act eliminated the domestic manufacturing deduction and moved to a hybrid territorial system, which also largely eliminated the ability to credit certain foreign taxes that existed prior to enactment of the U.S. Tax Act.
There are also certain transitional impacts of the U.S. Tax Act. As part of the transition to the new hybrid territorial tax system, the U.S. Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $602 million for the fiscal year ended June 30, 2018, and $650 million for the nine months ended March 31, 2018, comprised of a repatriation tax charge of $3.9 billion (comprised of U.S. repatriation taxes and foreign withholding taxes) and a net deferred tax benefit of $3.2 billion. We finalized our assessment of the transitional impacts of the U.S. Tax Act during the quarter ended December 31, 2018 and there was no significant impact on tax expense during the nine months ended March 31, 2019. Any legislative changes, as well as any other new or proposed Treasury regulations, which have yet to be issued, may result in additional income tax impacts which could be material in the period any such changes are enacted.
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

Our business units are comprised of similar product categories. Nine business units individually accounted for 5% or more of consolidated net sales as follows:

	% of Net sales by Business Unit (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018
Fabric Care	22%	22%	23%	22%
Baby Care	12%	13%	12%	13%
Home Care	11%	11%	10%	10%
Skin and Personal Care	10%	9%	10%	9%
Hair Care	9%	10%	9%	10%
Family Care	8%	8%	9%	8%
Oral Care	8%	8%	8%	8%
Shave Care	8%	8%	8%	8%
Feminine Care	6%	6%	6%	6%
All Other	6%	5%	5%	6%
Total	100%	100%	100%	100%

(1)	% of Net sales by business unit excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2019	$3,061	$675	$551	$9,707	$2,586	$2,082
	2018	2,934	642	488	9,305	2,331	1,775
Grooming	2019	1,424	329	344	4,603	1,194	1,062
	2018	1,550	422	334	4,903	1,367	1,086
Health Care	2019	2,115	462	358	6,180	1,571	1,210
	2018	1,934	467	305	6,048	1,590	1,065
Fabric & Home Care	2019	5,382	1,114	847	16,427	3,392	2,584
	2018	5,262	1,001	635	16,079	3,281	2,118
Baby, Feminine & Family Care	2019	4,357	861	653	13,305	2,693	2,052
	2018	4,458	852	539	13,616	2,749	1,766
Corporate	2019	123	(163)	23	368	(302)	213
	2018	143	(131)	239	378	(281)	161
Total Company	2019	$16,462	$3,278	$2,776	$50,590	$11,134	$9,203
	2018	16,281	3,253	2,540	50,329	11,037	7,971
4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2018	$12,992	$19,820	$5,929	$1,865	$4,569	$45,175
Acquisitions and divestitures	132	—	1,960	6	57	2,155
Translation and other	(202)	(212)	(81)	(18)	(64)	(577)
Goodwill at March 31, 2019	$12,922	$19,608	$7,808	$1,853	$4,562	$46,753

Amounts in millions of dollars unless otherwise specified.

Goodwill from current year acquisitions primarily reflects the acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) in the Health Care reportable segment (see Note 11), along with other minor acquisitions in the Beauty, Baby, Feminine & Family Care and Fabric & Home Care reportable segments. Goodwill increases due to acquisitions was partially offset by the divestiture of the Teva portion of the PGT business in the Health Care reportable segment and currency translation.
Identifiable intangible assets at March 31, 2019 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,586	$(5,338)
Intangible assets with indefinite lives	22,588	—
Total identifiable intangible assets	$31,174	$(5,338)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of intangible assets for the three months ended March 31, 2019 and 2018 was $98 and $75, respectively. For the nine months ended March 31, 2019 and 2018, the amortization expense of intangible assets was $252 and $227, respectively.
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
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment, margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. Our annual impairment testing for goodwill and indefinite lived intangible assets occurs during the 3 months ended December 31. Because of the relative size of the cushions in the Shave Care reporting unit and related Gillette indefinite-lived intangible asset, as discussed in the following paragraph, and the business unit performance, we updated our step-one impairment test during the quarter ended March 31, 2019.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. Both of these wholly acquired reporting units have fair value cushions that currently equal or exceed the underlying carrying values. However, the overall Shave Care goodwill cushion and related Gillette indefinite-lived intangible asset cushion have been reduced in recent years, with the fair values in the current year being reduced to amounts that approximate the reporting unit's carrying value and indefinite lived intangible. These reductions are due in large part to an increased competitive market environment in the U.S. and certain other markets, a deceleration of category growth caused by changing grooming habits and significant currency devaluations in a number of countries relative to the U.S. dollar, which collectively have resulted in reduced cash flow projections. The current year reduction in the fair value was primarily caused by further currency devaluations, along with competitive activities. As a result of these factors and the reduction in the fair values and related cushions, goodwill for the Shave Care reporting unit and the related indefinite-lived intangible asset are more susceptible to impairment risk.
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

While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill and indefinite-lived intangibles. As of March 31, 2019, the carrying values of Shave Care goodwill and the Gillette indefinite-lived intangible asset were $19.3 billion and $15.7 billion, respectively.
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

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate
Shave Care goodwill reporting unit	(6)%	(6)%
Gillette indefinite-lived intangible asset	(6)%	(6)%
5. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated using the treasury stock method, on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and other stock-based awards and the assumed conversion of preferred stock.
Net earnings per share were as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018
Net earnings	$2,776	$2,540	$9,203	$7,971
Less: Net earnings attributable to noncontrolling interests	31	29	65	112
Net earnings attributable to P&G (Diluted)	2,745	2,511	9,138	7,859
Preferred dividends, net of tax	(64)	(74)	(195)	(198)
Net earnings attributable to P&G available to common shareholders (Basic)	$2,681	$2,437	$8,943	$7,661

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,509.1	2,522.7	2,501.5	2,535.7
Add: Effect of dilutive securities
Conversion of preferred shares (1)	89.6	94.3	90.8	95.4
Impact of stock options and other unvested equity awards (2)	39.0	28.6	32.0	37.5
Diluted weighted average common shares outstanding	2,637.7	2,645.6	2,624.3	2,668.6

NET EARNINGS PER SHARE (3)
Basic	$1.07	$0.97	$3.58	$3.02
Diluted	$1.04	$0.95	$3.48	$2.94

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 4 million and 54 million for the three months ended March 31, 2019 and 2018, and approximately 25 million and 24 million for the nine months ended March 31, 2019 and 2018 respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Amounts in millions of dollars unless otherwise specified.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018
Share-based compensation expense	$118	$92	$299	$249
Net periodic benefit cost for pension benefits (1)	30	53	94	156
Net periodic benefit cost/(credit) for other retiree benefits (1)	(41)	(44)	(124)	(120)

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

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2019.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the nine months ended March 31, 2019.
The following table sets forth the Company’s financial assets as of March 31, 2019 and June 30, 2018 that are measured at fair value on a recurring basis during the period:

	Fair Value Asset
	March 31, 2019	June 30, 2018
Investments:
U.S. government securities	$4,307	$5,544
Corporate bond securities	2,778	3,737
Other investments	165	141
Total	$7,250	$9,422
Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of U.S. government securities with maturities less than one year was $700 as of March 31, 2019 and $2,003 as of June 30, 2018. The amortized cost of U.S. government securities with maturities between one and five years was $3,657 as of March 31, 2019 and $3,659 as of June 30, 2018. The amortized cost of Corporate bond securities with maturities of less than a year was $1,422 as of March 31, 2019 and $1,291 as of June 30, 2018. The amortized cost of Corporate bond securities with maturities between one and five years was $1,375 as of March 31, 2019 and $2,503 as of June 30, 2018. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or that used net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $24,958 and $23,402 as of March 31, 2019 and June 30, 2018, respectively. This includes the current portion of debt instruments ($2,310 and $1,769 as of March 31, 2019 and June 30, 2018, respectively). Certain long-term debt (debt tied to derivatives designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars unless otherwise specified.

Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2019 and June 30, 2018 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,515	$4,587	$127	$125	$(16)	$(53)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$3,034	$1,848	$27	$41	$(8)	$(75)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$7,549	$6,435	$154	$166	$(24)	$(128)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,362	$7,358	$42	$30	$(14)	$(56)

TOTAL DERIVATIVES AT FAIR VALUE	$13,911	$13,793	$196	$196	$(38)	$(184)
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $4,611 and $4,639 as of March 31, 2019 and June 30, 2018, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $16,958 and $15,012 as of March 31, 2019 and June 30, 2018, respectively. All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$34	$(222)	$53	$(483)

(1)
For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $17 and $34 for the three months ended March 31, 2019 and 2018, respectively. The amount of gain/(loss) excluded from effectiveness testing was $44 and $107 for the nine months ended March 31, 2019 and 2018, respectively.

(2)
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $226 and $(535), for the three months ended March 31, 2019 and 2018, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $467 and $(1,280), for the nine months ended March 31, 2019 and 2018, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$21	$(46)	$39	$(87)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$75	$123	$68	$121
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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) (AOCI), including the reclassifications out of Accumulated other comprehensive income/(loss) by component:

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Hedges	Investment Securities	Pension and Other Retiree Benefits	Financial Statement Translation	Total AOCI
Balance at June 30, 2018	$(3,246)	$(173)	$(4,058)	$(7,272)	$(14,749)
OCI before reclassifications (1)	399	109	163	(713)	(42)
Amounts reclassified from AOCI (2)	—	(2)	151	—	149
Net current period OCI	399	107	314	(713)	107
Reclassification to retained earnings in accordance with ASU 2018-02 (3)	(18)	—	(308)	—	(326)
Less: Other comprehensive income/(loss) attributable to non-controlling interests			—	—	—
Balance at March 31, 2019	$(2,865)	$(66)	$(4,052)	$(7,985)	$(14,968)

(1)	Net of tax expense/(benefit) of $122, $0 and $43 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(2)	Net of tax expense/(benefit) of $0, $0 and $48 for gains/losses on hedges, investment securities and pension and other retiree benefit items, respectively.

(3)	Adjustment made to early adopt ASU 2018-02: "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," as discussed in Note 2.

The below provides additional details on amounts reclassified from AOCI into the Consolidated Statements of Earnings:

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•	Pension and other retiree benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs.

•	Financial statement translation: amounts reclassified from AOCI into SG&A.
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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three and nine month periods ended March 31, 2019, the Company incurred total restructuring charges of $116 and $430, respectively. Of these charges incurred, $29 and $126 were recorded in SG&A and $85 and $291 were recorded in Cost of products sold, respectively. The remainder of these charges were recorded in Other non-operating income, net. The following table presents restructuring activity for the nine months ended March 31, 2019:

	Reserve Balance	Charges Previously Reported (Six Months Ended December 31, 2018)	Charges for the	Nine Months Ended March 31, 2019		Reserve Balance
	June 30, 2018		Three Months Ended March 31, 2019	Cash Spent	Charges Against Assets	March 31, 2019
Separations	$259	$109	$57	$(188)	$—	$237
Asset-related costs	—	50	52	—	(102)	—
Other costs	254	155	7	(206)	—	210
Total	$513	$314	$116	$(394)	$(102)	$447
Separation Costs
Employee separation charges for the three and nine month periods ended March 31, 2019, relate to severance packages for approximately 240 employees and 1,210 employees, respectively. The packages were predominantly voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Beauty	$6	$33
Grooming	18	49
Health Care	3	15
Fabric & Home Care	15	46
Baby, Feminine & Family Care	26	117
Corporate (1)	48	170
Total Company	$116	$430

(1)	Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities.
10. Commitments and Contingencies
Litigation
The Company is subject to various legal proceedings and claims arising out of our business, which cover a wide range of matters such as antitrust, trade and other governmental regulations, product liability, patent and trademark, advertising, contracts, environmental, labor and employment and tax. With respect to these and other litigation and claims, while considerable uncertainty exists, in the opinion of management and our counsel, the ultimate resolution of the various lawsuits and claims will not materially affect our financial position, results of operations or cash flows.
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

Amounts in millions	November 30, 2018
Current assets	$392
Property, plant and equipment	122
Intangible assets	2,111
Goodwill	2,014
Other non-current assets	144
Total Assets Acquired	$4,783

Current liabilities	$237
Deferred income taxes	661
Non-current liabilities	60
Total Liabilities Acquired	$958

Noncontrolling Interest (1)	$169

Net Assets Acquired	$3,656

(1)	Represents a 48% minority ownership interest in the Merck India company.

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

Amounts in millions of dollars unless otherwise specified.

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
The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Nine Months Ended March 31, 2019

•	Economic Conditions and Uncertainties

•	Results of Operations – Three and Nine Months Ended March 31, 2019

•	Business Segment Discussion – Three and Nine Months Ended March 31, 2019

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2019 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	19%	20%	19%	23%
Grooming	9%	12%	9%	12%
Health Care	13%	13%	12%	13%
Fabric & Home Care	33%	31%	33%	29%
Baby, Feminine & Family Care	26%	24%	27%	23%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2019 versus the nine months ended March 31, 2018:

•
Net sales increased 1% to $50.6 billion, driven by a mid-single digits increase in Beauty and a low single digit increase in Health Care and Fabric & Home Care, partially offset by a low single digit decline in Baby, Feminine & Family Care and mid-single digit decline in Grooming. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 4%, driven by a high single digits increase in Beauty, a mid-single digits increase in Health Care and Fabric & Home Care and a low single digit increase in Baby, Feminine & Family Care. Organic sales were unchanged in Grooming.

•
Unit volume increased 2%, with organic volume also up 2%. Volume increased mid-single digits in Fabric & Home Care and Health Care, low single digits in Beauty and was unchanged in Baby, Feminine & Family Care. Volume decreased low single digits in Grooming. Excluding the impacts of the PGT Healthcare partnership dissolution and the Merck OTC acquisition, organic volume increased low single digits in Health Care.

•
Net earnings were $9.2 billion, an increase of $1.2 billion or 15% versus the prior year due to a reduction in current year income tax expense (due to the impacts of the U.S. Tax Act, comprised of the reduction in the ongoing tax rate on earnings and the base period charges related to the transitional impacts of the U.S. Tax Act) and a current year gain on the dissolution of the PGT Healthcare partnership, partially offset by a reduction in the operating earnings margin primarily driven by currency impacts.

•	Diluted net earnings per share increased 18% to $3.48 due primarily to the increase in net earnings and a reduction in shares outstanding due to share repurchases.

•	Net earnings attributable to Procter & Gamble increased $1.3 billion or 16% versus the prior year to $9.1 billion.

•
Core net earnings attributable to Procter & Gamble, which represents net earnings excluding the current period gain on the dissolution of the PGT Healthcare partnership, incremental restructuring charges in both periods and the base period charges related to the transitional impacts of the U.S. Tax Act, increased 3% to $9.0 billion. Core net earnings per share increased 4% to $3.42 due to the increase in Core net earnings and the reduction in shares outstanding.

•
Operating cash flow was $11.1 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $8.8 billion. Adjusted free cash flow productivity was 99%. Adjusted free cash flow and adjusted free cash flow productivity are defined in the section entitled "Reconciliation of Measures not defined by U.S. GAAP."

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macro-economic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East, Central & Eastern Europe and the Korean peninsula, economic uncertainty related to the execution of the United Kingdom's exit from the European Union, political instability in certain Latin American markets and overall economic slowdowns, could reduce our sales or erode our operating margin, in either case reducing our earnings.
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
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the U.S. Tax Act enacted in December 2017, the implications and uncertainties of which are disclosed elsewhere in this report. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt and Turkey. Further, our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and future potential changes. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2018.
RESULTS OF OPERATIONS – Three Months Ended March 31, 2019
The following discussion provides a review of results for the three months ended March 31, 2019 versus the three months ended March 31, 2018.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2019	2018	% Chg
Net sales	$16,462	$16,281	1%
Operating income	3,229	3,209	1%
Net earnings	2,776	2,540	9%
Net earnings attributable to Procter & Gamble	2,745	2,511	9%
Diluted net earnings per common share	1.04	0.95	9%
Core net earnings per common share	1.06	1.00	6%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2019	2018	Basis Pt Chg
Gross profit	48.8%	48.5%	30
Selling, general & administrative expense	29.2%	28.8%	40
Operating income	19.6%	19.7%	(10)
Earnings before income taxes	19.9%	20.0%	(10)
Net earnings	16.9%	15.6%	130
Net earnings attributable to Procter & Gamble	16.7%	15.4%	130
Net Sales
Net sales for the quarter increased 1% to $16.5 billion including a 5% negative impact from foreign exchange. Unit volume increased 3%. Excluding the impacts of acquisitions and divestitures, organic volume increased 2%. Increased pricing had a 2% favorable impact to net sales. Mix was a 1% positive impact to net sales, driven by disproportionate growth of the Skin & Personal Care category (behind the super-premium SK-II brand) and developed regions, each of which have higher than company average selling prices. Volume increased high-single digits in Health Care, increased mid-single digits in Fabric & Home Care, increased low single digits in Beauty and was unchanged in Baby, Feminine & Family Care. Volume decreased low-single digits in Grooming. Excluding the impacts of the PGT Healthcare partnership dissolution and Merck OTC acquisition, Health Care organic volume increased low single digits. Volume increased low single digits in both developed and developing regions. Organic sales increased 5% on a 2% increase in organic volume.

	Net Sales Change Drivers 2019 vs. 2018 (Three Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	3%	3%	(5)%	2%	4%	—%	4%
Grooming	(3)%	(3)%	(7)%	2%	—%	—%	(8)%
Health Care	7%	2%	(4)%	2%	1%	3%	9%
Fabric & Home Care	5%	5%	(4)%	1%	1%	(1)%	2%
Baby, Feminine & Family Care	—%	—%	(4)%	3%	(1)%	—%	(2)%
Total Company	3%	2%	(5)%	2%	1%	—%	1%

(1)	Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

(2)
Other includes the sales mix impact from acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 30 basis points to 48.8% of net sales for the quarter. Gross margin benefited from 160 basis points of gross manufacturing cost savings projects (130 basis points net of product and packaging reinvestments), 80 basis points of positive pricing impacts and 30 basis points from lower restructuring costs. These impacts were offset by:

•	a 70 basis point decline due to higher commodity costs,

•	a 60 basis point decline from unfavorable foreign exchange and

•
an 80 basis point net decline from unfavorable product mix and other impacts (primarily mix within segments due to the growth of lower margin products forms and club channel in certain categories and due to the disproportionate growth of the Fabric Care category which is one of our largest categories and has lower than company-average margins).

Total SG&A spending increased 3% to $4.8 billion due to increases in overhead costs and other operating costs, partially offset by a reduction in marketing spending. SG&A as a percentage of net sales increased 40 basis points to 29.2% due to the increase in overhead and other operating costs, partially offset by the impacts of the reductions in marketing spending as a percentage of net sales. Marketing spending as a percentage of net sales decreased 50 basis points due to the positive scale impacts of the organic net sales increase, savings in agency compensation, production costs and advertising spending, and the impact of adopting the new standard on "Revenue from Contracts with Customers" which prospectively reclassified certain customer spending from marketing (SG&A) expense to a reduction of net sales. These reductions were partially offset by reinvestments in media and other marketing spending. Overhead costs as a percentage of net sales increased 40 basis points as the positive scale impacts of the organic net sales increase and productivity savings were more than offset by inflation, Merck OTC related overhead spending and other costs. Other net operating costs as a percentage of net sales increased approximately 50 basis points due to an increase in foreign exchange transaction charges and the net impact of changes in indirect tax reserves. Productivity-driven cost savings delivered 100 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $131 million for the quarter, a marginal decrease versus the prior year period. Interest income was $52 million for the quarter, a $17 million decrease versus the prior year period due to a reduction in investment securities. Other non-operating income was $128 million, an increase of $20 million versus the prior year period due to lower pension related costs versus the base period.
Income Taxes
For the three months ended March 31, 2019 the effective tax rate decreased 660 basis points versus the prior year period to 15.3% due to:

•
a 540 basis-point reduction from the impact of the lower blended U.S. federal tax rate on current year earnings versus the prior year rate due to the phased in rate impact of the U.S. Tax Act in the prior year caused by our June 30 fiscal year-end,

•	a 180 basis-point reduction from higher excess tax benefits from share-based compensation (240 basis points in the current year versus 60 basis points in the prior year),

•	a 70 basis-point reduction due to prior year transitional impacts from the U.S. Tax Act,

•
a 70 basis-point increase from discrete impacts related to uncertain tax positions (40 basis points of unfavorable impact in the current year versus 30 basis points of favorable impact in the prior year),

•	a 60 basis-point increase from unfavorable impacts from geographic mix of earnings.
Net Earnings
Net earnings increased $236 million or 9% to $2.8 billion for the quarter. The tax rate reduction discussed above drove a $211 million increase in net earnings. This tax benefit, along with the increase in net sales and the increased gross margin were partially offset by the increase in SG&A spending, all of which are discussed above. Foreign exchange had a negative impact of $245 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $234 million or 9% to $2.7 billion for the quarter. Diluted net earnings per share increased 9% to $1.04. Core net earnings per share increased 6% to $1.06. Core net earnings per share represents diluted net earnings per share excluding the transitional impacts from the U.S. Tax Act in the base period and incremental restructuring charges in both periods related to our productivity and cost savings plans.
RESULTS OF OPERATIONS – Nine Months Ended March 31, 2019
The following discussion provides a review of results for the nine months ended March 31, 2019 versus the nine months ended March 31, 2018.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2019	2018	% Chg
Net sales	$50,590	$50,329	1%
Operating income	10,679	10,776	(1)%
Net earnings	9,203	7,971	15%
Net earnings attributable to Procter & Gamble	9,138	7,859	16%
Diluted net earnings per common share	3.48	2.94	18%
Core net earnings per common share	3.42	3.28	4%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2019	2018	Basis Pt Chg
Gross profit	48.9%	49.6%	(70)
Selling, general & administrative expense	27.8%	28.2%	(40)
Operating income	21.1%	21.4%	(30)
Earnings before income taxes	22.0%	21.9%	10
Net earnings	18.2%	15.8%	240
Net earnings attributable to Procter & Gamble	18.1%	15.6%	250
Net Sales
Net sales for the nine months ended March 31, 2019 increased 1% to $50.6 billion including a 3% negative impact from foreign exchange. Unit volume increased 2%. Pricing was a 1% positive impact to net sales. Mix was a 1% positive impact to net sales, driven by disproportionate organic growth of the Skin and Personal Care and Personal Health Care categories and developed regions, all of which have higher than company average selling prices. Volume increased mid-single digits in Fabric & Home Care and Health Care and increased low single digits in Beauty. Volume was unchanged in Baby, Feminine & Family Care and decreased low single digits in Grooming. Excluding the impacts of the PGT Healthcare partnership dissolution and Merck OTC acquisition, Health Care organic volume increased low single digits. Volume increased low single digits in developed and developing regions. Organic sales increased 4% on a 2% increase in organic volume.

	Net Sales Change Drivers 2019 vs. 2018 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	2%	2%	(4)%	2%	4%	—%	4%
Grooming	(1)%	(1)%	(5)%	1%	—%	(1)%	(6)%
Health Care	4%	3%	(3)%	1%	1%	(1)%	2%
Fabric & Home Care	4%	5%	(3)%	—%	1%	—%	2%
Baby, Feminine & Family Care	—%	—%	(3)%	1%	1%	(1)%	(2)%
Total Company	2%	2%	(3)%	1%	1%	—%	1%

(1)	Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.

(2)
Other includes the sales mix impact from acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin decreased 70 basis points to 48.9% of net sales for the nine months ended March 31, 2019. Gross margin benefited from 140 basis points of gross manufacturing cost savings projects (110 basis points net of product and packaging reinvestments) and 40 basis points of positive pricing impacts. This was more than offset by:

•	a 90 basis point decline due to higher commodity costs,

•
a 70 basis point decline from unfavorable product mix and other impacts (primarily mix within segments due to the growth of lower margin products forms and club channels in certain categories and due to the disproportionate growth of the Fabric Care category which has lower than company-average margins) and

•	a 60 basis point decline from the impact of unfavorable foreign exchange
Total SG&A spending decreased 1% to $14.1 billion primarily due to decreases in marketing spending. SG&A as a percentage of net sales decreased 40 basis points to 27.8% as the impact of the reduction in marketing spending was partially offset by an increase in other net operating costs as a percentage of net sales. Overhead costs as a percentage of net sales was relatively unchanged as productivity savings and fixed cost leverage from increased net sales were offset by the impact of inflation and other cost increases, including the overhead costs of the Merck OTC acquisition. Marketing spending as a percentage of net sales decreased 90 basis points due to the positive scale impacts of the net sales increase, savings in agency compensation, production costs and advertising spending, and the impact of adopting the new standard on "Revenue from Contracts with Customers" which prospectively reclassified certain customer spending from marketing (SG&A) expense to a reduction of net sales. Other net operating costs as a percentage of net sales increased 50 basis points primarily due to an increase in foreign exchange transactional charges and the net impact of changes in indirect tax reserves. Productivity-driven cost savings delivered 80 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $398 million for the nine months ended March 31, 2019, an increase of $28 million versus the prior year period due to an increase in debt and in weighted average interest rates. Interest income was $168 million for the nine months ended March 31, 2019, a reduction of $16 million versus the prior year period due to a reduction in investment securities. Other non-operating income was $685 million, an increase of $238 million versus the prior year period primarily due to the $355 million before-tax gain from the dissolution of the PGT Healthcare partnership in the current year, partially offset by the impact of minor brand divestiture gains in the base period.
Income Taxes
For the nine months ended March 31, 2019 the effective tax rate decreased 1,050 basis points versus the prior year period to 17.3% due to:

•	a 590 basis-point reduction due to prior year transitional impacts from the U.S. Tax Act,

•
a 470 basis-point reduction from the impact of the lower blended U.S. federal tax rate on current year earnings versus the prior year rate due to the phased in rate impact of the U.S. Tax Act in the prior year caused by our June 30 fiscal year-end,

•	an 80 basis-point reduction from higher excess tax benefits from share-based compensation (140 basis points in the current year versus 60 basis points in the prior year),

•	a 60 basis-point reduction from the tax impact of the gain on the dissolution of the PGT Healthcare partnership,

•	a 10 basis-point increase from reduced favorable discrete impacts related to uncertain tax positions (10 basis points in the current year versus 20 basis points in the prior year),

•	a 140 basis-point increase from unfavorable impacts from geographic mix of earnings.
Net Earnings
Net earnings increased $1.2 billion or 15% to $9.2 billion for the nine months ended March 31, 2019. The tax rate reduction discussed above drove a $1.1 billion increase in net earnings. This tax benefit, along with the current period gain on the dissolution of the PGT Healthcare partnership, and the benefits from the net sales increase and the decrease in SG&A spending, were partially offset by the decrease in gross margin, all of which are discussed above. Foreign exchange had a $729 million negative impact on net earnings for the fiscal year to date period, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $1.3 billion or 16% to $9.1 billion. Diluted net earnings per share increased 18% to $3.48. The difference between the change in net earnings and diluted net earnings per share was due to a reduction in the number of weighted average shares outstanding. Core net earnings per share increased 4% to $3.42. Core net earnings per share represents diluted net earnings per share excluding the current period gain on the dissolution of the PGT Healthcare partnership, incremental restructuring charges in both periods related to our productivity and cost savings plans and the base period charges related to the transitional impacts of the U.S. Tax Act.

Amounts in millions of dollars unless otherwise specified.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2019
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and nine months periods ended March 31, 2019 is provided based on a comparison to the same three and nine months periods ended March 31, 2018. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2019 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2019
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,061	4%	$675	5%	$551	13%
Grooming	1,424	(8)%	329	(22)%	344	3%
Health Care	2,115	9%	462	(1)%	358	17%
Fabric & Home Care	5,382	2%	1,114	11%	847	33%
Baby, Feminine & Family Care	4,357	(2)%	861	1%	653	21%
Corporate	123	N/A	(163)	N/A	23	N/A
Total Company	$16,462	1%	$3,278	1%	$2,776	9%

	Nine Months Ended March 31, 2019
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$9,707	4%	$2,586	11%	$2,082	17%
Grooming	4,603	(6)%	1,194	(13)%	1,062	(2)%
Health Care	6,180	2%	1,571	(1)%	1,210	14%
Fabric & Home Care	16,427	2%	3,392	3%	2,584	22%
Baby, Feminine & Family Care	13,305	(2)%	2,693	(2)%	2,052	16%
Corporate	368	N/A	(302)	N/A	213	N/A
Total Company	$50,590	1%	$11,134	1%	$9,203	15%

Beauty
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Beauty net sales increased 4% to $3.1 billion during the third fiscal quarter on a 3% increase in unit volume. Favorable product mix added 4% to net sales due to the disproportionate growth of the Skin and Personal Care category, including the super-premium SK-II brand, which have higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 5%. Organic sales increased 9%. Global market share of the Beauty segment decreased 0.1 points. Volume increased mid-single digits in developed regions and increased low single digits in developing regions. Excluding the impact of minor brand acquisitions, organic volume in developed regions increased low single digits.

•
Volume in Hair Care increased low single digits. Developed and developing market volume increased mid-single digits and low single digits respectively due to product innovation, market growth and increased distribution. Global market share of the Hair Care category was unchanged.

•
Volume in Skin and Personal Care increased mid-single digits. Excluding the impact of minor brand acquisitions, organic volume increased low single digits. Volume increased mid-single digits in developed regions. Excluding the impact of minor brand acquisitions, developed regions volume was unchanged. Volume increased mid-single digits in developing regions due to premium innovation and increased marketing spending. Global market share of the Skin and Personal Care category was unchanged.

Net earnings increased 13% to $551 million due to the increase in net sales and a 140 basis-point increase in net earnings margin. The net earnings margin increased primarily due to a lower tax rate. A reduction in gross margin was largely offset by a decrease in SG&A as a percentage of net sales. The gross margin reduction was primarily driven by negative mix impacts in Hair Care category (driven by disproportionate growth of certain countries and large sizes which have lower than segment-average margins) and negative foreign exchange impacts, partially offset by the benefit of increased pricing. The reduction in SG&A as a percentage of sales was primarily driven by reduced marketing spending due to the positive scale impacts of the net sales increase and the impacts of adopting the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Nine months ended March 31, 2019 compared with nine months ended March 31, 2018
Beauty fiscal year to date net sales increased 4% to $9.7 billion on a 2% increase in unit volume. Favorable product mix added 4% to net sales due to the disproportionate growth of the super-premium SK-II which has higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 4%. Organic sales increased 8%. Global market share of the Beauty segment decreased 0.1 points. Volume increased low single digits in developed and developing regions.

•
Volume in Hair Care increased low single digits. Developed market volume increased low single digits due to product innovation and increased distribution. Volume in developing regions increased low single digits due to product innovation and market growth. Global market share of the Hair Care category decreased slightly.

•
Volume in Skin and Personal Care increased mid-single digits. Excluding the impact of minor brand acquisitions and divestitures, organic volume increased low single digits. Developed regions volume increased mid-single digits. Excluding the impact of minor brand acquisitions and divestitures, developed regions volume was unchanged. Volume increased high single digits in developing regions due to premium innovation, increased marketing spending and market growth. Global market share of the Skin and Personal Care category was unchanged.

Net earnings increased 17% to $2.1 billion due to the increase in net sales and a 230 basis-point increase in net earnings margin. The net earnings margin increased due to a decrease in SG&A as a percentage of net sales and a reduction in U.S. income tax rates. Gross margin was relatively unchanged as the benefits of increased pricing were offset by negative foreign exchange impacts. The reduction in SG&A as a percentage of sales was primarily driven by a reduction in marketing spending caused by the fixed cost leverage of increased net sales and the impacts of adopting the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Grooming
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Grooming net sales decreased 8% to $1.4 billion during the third fiscal quarter on a 3% decrease in unit volume. Foreign exchange had a 7% unfavorable impact on net sales. Pricing had a positive 2% impact on net sales. Mix had no net impact to net sales as positive geographic mix impact in Shave care due to disproportionate growth of developed regions was offset by negative mix impact in Appliances from the disproportionate growth of mid-tier products. Organic sales decreased 1%. Global market share of the Grooming segment decreased 1.2 points. Volume increased low single digits in developed regions and decreased mid-single digits in developing regions.

•
Shave Care volume decreased low single digits. Developed regions volume increased low single digits due to innovation. Developing regions volume decreased mid-single digits due to reduced demand following devaluation related price increases and competitive activity. Global market share of the Shave Care category decreased nearly a point.

•
Volume in Appliances increased low single digits. Volume increased high single digits in developed regions due to innovation and market growth. Volume decreased mid-single digits in developing regions due to reduced demand following devaluation related price increases. Global market share of the Appliances category decreased more than a point.

Net earnings increased 3% to $344 million due to a 270 basis-point increase in net earnings margin, partially offset by the reduction in net sales. Net earnings margin increased due to a reduction in the effective tax rate, partially offset by a reduction in gross margin and an increase in SG&A as a percentage of net sales. Gross margin declined due to the negative impact of unfavorable mix (due to the disproportionate growth of club channel, disposable razors and lower tier products in Appliances category which have lower than segment average margins) and unfavorable foreign exchange impacts, partially offset by the positive impacts of manufacturing cost savings and increased pricing. SG&A as a percentage of net sales increased due to the negative scale impacts of the net sales decrease partially offset by reductions in overhead costs due to productivity savings and reduced marketing costs caused by the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was primarily due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below), and the impact of favorable adjustments to reserves for uncertain tax positions.
Nine months ended March 31, 2019 compared with nine months ended March 31, 2018
Grooming fiscal year to date net sales decreased 6% to $4.6 billion on a 1% decrease in unit volume. Foreign exchange had a 5% unfavorable impact on net sales. Increased pricing had a positive 1% impact on net sales. Organic sales were unchanged. Global market share of the Grooming segment decreased 0.9 points. Volume increased low single digits in developed regions and declined low single digits in developing regions.

•
Shave Care volume decreased low single digits. Developed regions volume increased low single digits due to increased competitiveness following price reductions in prior quarters, product innovation and an increase in consumer promotions. Developing regions volume decreased low single digits following devaluation related price increases and competitive activity. Global market share of the Shave Care category decreased half a point.

•
Volume in Appliances increased low single digits. Volume increased low single digits in developed regions due to innovation and market growth. Volume in developing regions was unchanged. Global market share of the Appliances category decreased more than half a point.

Net earnings decreased 2% to $1.1 billion due to the reduction in net sales partially offset by a 100 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a reduction in U.S. income tax rates and a reduction in SG&A as a percentage of net sales, partially offset by a decrease in gross margin. Gross margin declined due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razors, lower tier products in the Appliances category and large count packs which have lower than segment average margins) and unfavorable foreign exchange impacts, partially offset by the positive impacts of manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased due to reductions in both overhead costs and marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was primarily due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Health Care
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Health Care net sales increased 9% to $2.1 billion during the third fiscal quarter on a 7% increase in unit volume. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased 2%. Unfavorable foreign exchange impacts decreased net sales by 4%. Higher pricing increased net sales by 2%. Favorable mix increased net sales by 1% due to the disproportionate organic growth of developed regions and premium products. Organic sales increased 5%. Global market share of the Health Care segment increased 0.7 points. Volume increased low single digits in developed regions and increased double digits in developing regions. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased mid-single digits in developed regions and decreased low single digits in developing regions.

•
Oral Care volume increased low single digits. Volume increased high single digits in developed regions due to product innovation and a reduction in trade inventories in the base period. Volume in developing regions decreased low single digits due to competitive activity. Global market share of the Oral Care category increased more than half a point.

•
Volume in Personal Health Care increased double digits. Excluding the impact of the PGT Healthcare partnership dissolution and the Merck OTC consumer healthcare acquisition, organic volume was unchanged. Developed regions volume decreased mid-single digits, while organic volume decreased low single digits due to reduced consumption from a weaker Cough / Cold season than the base period. Volume in developing regions increased double digits, while organic volume increased low single digits due to innovation. Global market share of the Personal Health Care category increased more than half a point.

Net earnings increased 17% to $358 million, due to the increase in net sales and a 110 basis point increase in net earnings margin. Net earnings margin increased due to a decrease in U.S. income tax rates, partially offset by an increase in SG&A as a percentage of sales and a reduction in gross margin. Gross margin decreased driven by unfavorable mix due to the disproportionate growth of club channel and products with lower than segment-average margins, partially offset by the net impacts of acquisitions and divestitures in personal health care and the positive impacts of increased pricing. SG&A as a percentage of net sales increased primarily due to an increase in overheads caused by the net impacts of personal health care acquisitions and divestitures, partially offset by the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers". The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Nine months ended March 31, 2019 compared with nine months ended March 31, 2018
Health Care fiscal year to date net sales increased 2% to $6.2 billion on a 4% increase in unit volume. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased 3%. Unfavorable foreign exchange impacts decreased net sales by 3%. Higher pricing increased net sales by 1%. Favorable mix impacts increased net sales by 1% due to the disproportionate organic growth of developed regions. Organic sales increased 5%. Global market share of the Health Care segment increased 0.5 points. Volume increased low single digits in developed regions and increased mid-single digits in developing regions. Excluding the impact of the dissolution of the PGT Healthcare partnership and the Merck OTC consumer healthcare acquisition, organic volume increased mid-single digits in developed regions and low single digits in developing regions.

•
Oral Care volume increased low single digits. Volume increased mid-single digits in developed regions due to product innovation. Volume in developing regions increased low single digits due to innovation, partially offset by competitive activity. Global market share of the Oral Care category increased less than half a point.

•
Volume in Personal Health Care increased mid-single digits. Developed regions volume decreased mid-single digits, while organic volume grew low single digits due to product innovation. Volume in developing regions increased double digits and high single digits on an organic basis, due to innovation and market growth. Global market share of the Personal Health Care category increased more than half a point.

Net earnings increased 14% to $1.2 billion, due to the increase in net sales and a 200 basis point increase in net earnings margin. Net earnings margin increased due to a decrease in U.S. income tax rates and a reduction in SG&A as a percentage of sales, partially offset by a reduction in gross margin. Gross margin decreased driven by unfavorable mix, due to the disproportionate growth of club channel and products with lower than segment-average margins and increases in commodity costs, partially offset by the net impacts of acquisitions and divestitures in personal health care. SG&A as a percentage of net sales decreased primarily due to a reduction in marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers", partially offset by an increase in overhead costs due to the net impacts of personal health care acquisitions and divestitures. The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Fabric & Home Care
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Fabric & Home Care net sales increased 2% to $5.4 billion during the third fiscal quarter on a 5% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 4%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of premium products and higher pricing increased net sales by 1%. Organic sales increased 7%. Global market share of the Fabric & Home Care segment increased 0.4 points. Volume increased low single digits in developed regions and increased high single digits in developing regions.

•
Fabric Care volume increased mid-single digits. Volume in developed regions grew low single digits due to product innovation. Volume in developing regions increased high single digits driven by product innovation and market growth. Global market share of the Fabric Care category increased slightly.

•
Home Care volume increased mid-single digits. Volume in developed regions increased mid-single digits due to product innovation and market growth. Volume in developing regions increased low single digits driven by innovation. Global market share of the Home Care category increased nearly a point.

Net earnings increased 33% to $847 million due to the increase in net sales and a 360 basis point increase in net earnings margin. The net earnings margin increase was primarily due to a decrease in U.S. income tax rates and a reduction in SG&A as a percentage of sales. Gross margin increased marginally as manufacturing cost savings and positive pricing impacts were largely offset by increases in commodity costs and negative product mix impacts (driven by disproportionate growth of product forms with lower than segment-average margins). SG&A as a percentage of net sales was down due to reduction in overhead costs and marketing spending driven by productivity savings, fixed cost leverage of increased net sales and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Nine months ended March 31, 2019 compared with nine months ended March 31, 2018
Fabric & Home Care fiscal year to date net sales increased 2% to $16.4 billion on a 4% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 3%. Favorable mix was a 1% positive impact to net sales due to the disproportionate growth of premium products and developed regions, which have higher than segment average selling prices. Organic sales increased 6% on a 5% increase in organic volume. Global market share of the Fabric & Home Care segment increased 0.5 points. Volume increased mid-single digits in both developed and developing regions.

•
Fabric Care volume increased mid-single digits. Volume in developed regions grew mid-single digits due to product innovation and market growth. Volume in developing regions increased mid-single digits driven by product innovation and market growth. Global market share of the Fabric Care category increased less than half a point.

•
Home Care volume increased mid-single digits. Volume in developed regions increased mid-single digits due to product innovation and market growth. Volume in developing regions was unchanged. Global market share of the Home Care category increased nearly a point.

Net earnings increased 22% to $2.6 billion due to the increase in net sales and a 250 basis point increase in net earnings margin. Net earnings margin increase was primarily due to a decrease in U.S. income tax rates and a reduction in SG&A as a percentage of sales, partially offset by a reduction in gross margin. Gross margin decreased due to negative product mix impacts (driven by disproportionate growth of product forms with lower than segment-average margins) and an increase in commodity costs, partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased due to a decrease in overhead costs and marketing spending, driven by productivity savings, fixed cost leverage from increased net sales and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Baby, Feminine & Family Care
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Baby, Feminine & Family Care net sales decreased 2% to $4.4 billion during the third fiscal quarter on unit volume that was unchanged. Unfavorable foreign exchange impacts decreased net sales by 4%. Higher pricing increased net sales by 3% due to commodity cost and devaluation related price increases. Unfavorable mix decreased sales by 1% due to the disproportionate growth of the Family Care category, in particular large sizes and club channels, each of which have lower than segment average prices. Organic sales increased 2%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points. Volume increased low single digits in developed regions. Volume in developing regions decreased low single digits.

•
Volume in Baby Care decreased mid-single digits. Volume in developed regions declined mid-single digits due to competitive activity including competitive pricing activity in certain markets and market decline. Volume in developing regions declined high single digits following devaluation related price increases. Global market share of the Baby Care category decreased less than half a point.

•
Volume in Feminine Care increased low single digits. Volume in developed regions increased low single digits due to product innovation and adult incontinence category growth. Volume increased mid-single digits in developing regions driven by innovation and market growth. Global market share of the Feminine Care category was unchanged.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation and market growth. In the U.S., all-outlet share of the Family Care category was unchanged.

Net earnings increased 21% to $653 million as the reduction in net sales was more than offset by a 290 basis point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in U.S. income tax rates along with a reduction in SG&A as a percentage of net sales and an increase in gross margin. Gross margin increased due to manufacturing cost savings projects and increased pricing, partially offset by increased commodity costs and negative currency impacts. SG&A as a percentage of net sales decreased due to reduced overhead costs, driven by productivity savings and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).
Nine months ended March 31, 2019 compared with nine months ended March 31, 2018
Baby, Feminine & Family Care fiscal year to date net sales decreased 2% to $13.3 billion on unit volume that was unchanged. Unfavorable foreign exchange impacts decreased net sales by 3%. Favorable pricing had a 1% impact to net sales. Positive mix was a 1% help to net sales due to the disproportionate growth of developed regions and premium products, which have higher than segment average selling prices. Organic sales increased 2%. Global market share of the Baby, Feminine & Family Care segment was unchanged. Volume increased low single digits in developed regions. Volume in developing regions decreased low single digits.

•
Volume in Baby Care decreased mid-single digits. Volume in developed regions declined mid-single digits due to competitive activity, including competitive pricing activity in certain markets and market decline. Volume in developing regions declined high single digits due to competitive activity, volume declines following devaluation related price increases and category contraction in certain markets. Global market share of the Baby Care category decreased half a point.

•
Volume in Feminine Care increased low single digits. Volume in developed regions increased low single digits due to product innovation and adult incontinence category growth. Volume increased mid-single digits in developing regions driven by innovation. Global market share of the Feminine Care category increased slightly.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation and distribution gains. In the U.S., all-outlet share of the Family Care category increased half a point.

Net earnings increased 16% to $2.1 billion as the reduction in net sales was more than offset by a 240 basis point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in U.S. income tax rates. A reduction in SG&A as a percentage of net sales was largely offset by a reduction in gross margin. Gross margin decreased primarily due to an increase in commodity costs and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings projects. SG&A as a percentage of net sales decreased due to reduced marketing spending and overhead costs, driven by productivity savings and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers." The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year (See the Corporate segment discussion below).

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
Corporate net sales decreased $20 million to $123 million for the quarter ended March 31, 2019 and decreased $10 million to $368 million for the fiscal year to date. Corporate net earnings decreased $216 million in the quarter primarily due to the impact of the allocation methodology of the lower U.S. tax rates (in the prior year the net benefit was held in Corporate, whereas the lower rates are included in the reporting segments in the current year). Fiscal year to date Corporate net earnings increased $52 million due to higher current year divestiture gains (driven by the current year gain on the dissolution of the PGT healthcare partnership) and a $98 million reduction in income tax expense (driven by the net impact of the base period charges for the transitional impacts of the U.S. Tax Act, partially offset by the manner in which the impacts of the lower U.S. tax rates were allocated between the corporate and business segments as explained above), partially offset by higher current year foreign exchange transactional charges (discussed earlier in the Results of Operations section) and higher unallocated SG&A costs in the current year.
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

The current productivity and cost savings plan will further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses.  As part of this plan, the Company incurred $1.1 billion in total before-tax restructuring costs in fiscal 2018, with an additional amount of approximately $0.7 billion expected in fiscal 2019. This program is expected to result in additional enrollment reductions, along with further optimization of the supply chain and other manufacturing processes. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that yield additional benefits to our operating margins.

Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $11.1 billion of cash from operating activities fiscal year to date, an increase of approximately $423 million versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes, and gain on sale of assets), generated $11.1 billion of operating cash flow. Working capital and other impacts had no net impact on operating cash flow in the period. Accounts receivable increased, using $549 million of cash due to sales growth and to a lesser extent, the timing of the quarter-end (which fell on a Sunday, resulting in fewer days collection). Inventory consumed $601 million of cash primarily due to product initiatives and to support business growth. Accounts payable, accrued and other liabilities increased, generating $1.4 billion of cash primarily driven by an increase in payables to support the increase in inventory, increased marketing accruals based on timing of spending and extended payment terms with our suppliers. All other operating assets and liabilities used $537 million of cash, driven primarily by payment of the current year portion of taxes due related to the U.S. Tax Act and statutory pension contributions.
Investing Activities
Investing activities used $4.1 billion of cash fiscal year to date. Capital expenditures were $2.5 billion, or 5.0% of net sales. Acquisition activity used $3.9 billion of cash, primarily related to the Merck OTC acquisition. We used $159 million for purchases of short-term investments and received $2.5 billion of cash from sales and maturities of short-term investments.
Financing Activities
Our financing activities consumed net cash of $6.7 billion fiscal year to date. We used $3.3 billion for treasury stock purchases and $5.6 billion for dividends. Cash used from the net effect of debt issuances and payments was $466 million. Cash from the exercise of stock options and other impacts generated $2.6 billion of cash.
As of March 31, 2019, our current liabilities exceeded current assets by $6.1 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Organic sales growth:

Three Months Ended March 31, 2019	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	4%	5%	—%	9%
Grooming	(8)%	7%	—%	(1)%
Health Care	9%	4%	(8)%	5%
Fabric & Home Care	2%	4%	1%	7%
Baby, Feminine & Family Care	(2)%	4%	—%	2%
Total Company	1%	5%	(1)%	5%

Nine Months Ended March 31, 2019	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	4%	4%	—%	8%
Grooming	(6)%	5%	1%	—%
Health Care	2%	3%	—%	5%
Fabric & Home Care	2%	3%	1%	6%
Baby, Feminine & Family Care	(2)%	3%	1%	2%
Total Company	1%	3%	—%	4%

(1)
Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures, the impact from the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile net sales to organic sales.

Adjusted free cash flow (dollar amounts in millions):

Fiscal Year-to-Date, March 31, 2019
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$11,091	$(2,533)	$235	$8,793
Adjusted free cash flow productivity (dollar amounts in millions):

Fiscal Year-to-Date, March 31, 2019
Adjusted Free Cash Flow	Net Earnings	Gain on Dissolution of PGT Partnership	Adjusted Net Earnings	Adjusted Free Cash Flow Productivity
$8,793	$9,203	$(353)	$8,850	99%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2019
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,427	$(65)	$—	$8,362
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,806	18	(1)	4,823
OPERATING INCOME	3,229	47	1	3,277
INCOME TAX	502	7	—	509
NET EARNINGS ATTRIBUTABLE TO P&G	2,745	44	—	2,789
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.04	$0.02	$—	$1.06

(1)	Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	6%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,384	$(110)	$—	$(1)	$8,273
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,688	(24)	—	—	4,664
OPERATING INCOME	3,209	134	—	1	3,344
INCOME TAX	713	22	(22)	(1)	712
NET EARNINGS ATTRIBUTABLE TO P&G	2,511	116	22	—	2,649
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$0.95	$0.04	$0.01	$—	$1.00

(1)	Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2019
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$25,830	$(234)	$—	$—	$25,596
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	14,081	28	—	(1)	14,108
OPERATING INCOME	10,679	206	—	1	10,886
INCOME TAX	1,931	30	(2)	(1)	1,958
NET EARNINGS ATTRIBUTABLE TO P&G	9,138	190	(353)	1	8,976
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	$3.48	$0.07	$(0.13)	$—	$3.42

(1)	Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	4%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF U.S. TAX REFORM	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$25,362	$(296)	$—	$—	$25,066
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	14,191	2	—	(1)	14,192
OPERATING INCOME	10,776	294	—	1	11,071
INCOME TAX	3,066	63	(650)	(1)	2,478
NET EARNINGS ATTRIBUTABLE TO P&G	7,859	242	650	—	8,751
					Core EPS:
DILUTED NET EARNINGS PER COMMON SHARE (1)	$2.94	$0.09	$0.24	$0.01	$3.28

(1)	Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, and tax.

Item 1A.	Risk Factors
For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2019 - 1/31/2019	4,891,751	$91.99	4,891,751	(3)
2/01/2019 - 2/28/2019	5,074,567	$98.53	5,074,567	(3)
3/01/2019 - 3/31/2019	2,979,459	$100.69	2,979,459	(3)
Total	12,945,777	$96.56	12,945,777

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

(3)
On April 23, 2019, the Company stated that in fiscal year 2019 the Company expects to reduce outstanding shares through direct share repurchases at a value of approximately $5 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

THE PROCTER & GAMBLE COMPANY

April 23, 2019	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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