Form 10-K
period 2019-06-30
PROCTER & GAMBLE Co
filed 2019-08-06
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY
One Procter & Gamble Plaza, Cincinnati, Ohio 45202
Telephone (513) 983-1100
IRS Employer Identification No. 31-0411980
State of Incorporation: Ohio
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	New York Stock Exchange
4.125% EUR notes due December 2020	PG20A	New York Stock Exchange
0.275% Notes due 2020	PG20	New York Stock Exchange
2.000% Notes due 2021	PG21	New York Stock Exchange
2.000% Notes due 2022	PG22B	New York Stock Exchange
1.125% Notes due 2023	PG23A	New York Stock Exchange
0.500% Notes due 2024	PG24A	New York Stock Exchange
0.625% Notes due 2024	PG24B	New York Stock Exchange
1.375% Notes due 2025	PG25	New York Stock Exchange
4.875% EUR notes due May 2027	PG27A	New York Stock Exchange
1.200% Notes due 2028	PG28	New York Stock Exchange
1.250% Notes due 2029	PG29B	New York Stock Exchange
1.800% Notes due 2029	PG29A	New York Stock Exchange
6.250% GBP notes due January 2030	PG30	New York Stock Exchange
5.250% GBP notes due January 2033	PG33	New York Stock Exchange
1.875% Notes due 2038	PG38	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates amounted to $226 billion on December 31, 2018.
There were 2,502,259,668 shares of Common Stock outstanding as of July 31, 2019.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2019 (2019 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
The Procter & Gamble Company is focused on providing branded products of superior quality and value to improve the lives of the world's consumers, now and for generations to come. The Company was incorporated in Ohio in 1905, having been built from a business founded in 1837 by William Procter and James Gamble. Today, our products are sold in more than 180 countries and territories.
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
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new innovative products. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries and territories through numerous channels as well as direct-to-consumer. Our growth strategy is to deliver meaningful and noticeable superiority in all elements of our consumer proposition - product, packaging, brand communication, retail execution and value equation. We use our research and development and consumer insights to provide superior products and packaging. We utilize our marketing and online presence to deliver superior brand messaging to our consumers. We work collaboratively with our customers to deliver superior retail execution, both in-store and online. In conjunction with the above elements, we provide superior value to consumers and our retail customers, in each price tier where we compete.
Key Product Categories. Information on key product categories can be found in Note 2 to our Consolidated Financial Statements.

Key Customers. Our customers include mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores, high-frequency stores and pharmacies. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 15% of our total sales in 2019 and 2018 and 16% in 2017. No other customer represents more than 10% of our total sales. Our top ten customers accounted for approximately 36% of our total sales in 2019 and 2018, and 35% in 2017. The nature of our business does not result in material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
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
Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws

2 The Procter & Gamble Company

and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2020.
Employees. Total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures as of the years ended June 30. The number of employees includes manufacturing and non-manufacturing employees. The number of employees is not restated to exclude employees of discontinued operations.

Total Number of Employees
2019	97,000
2018	92,000
2017	95,000
2016	105,000
2015	110,000
2014	118,000

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
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than fifty percent of our net revenue. Fluctuations in exchange rates for foreign currencies may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and Note 9 to our Consolidated Financial Statements.
We also have businesses and maintain local currency cash balances in a number of countries with currency exchange, import authorization, pricing or other controls or restrictions, such as Nigeria, Algeria, Egypt and Turkey. Our results of operations and financial condition could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
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
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions, such as: a slow-down in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.

The Procter & Gamble Company 3

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
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, we experience ongoing competitive pressures in the environments in which we operate, which may result in challenges in maintaining profit margins. To address these challenges, we must be able to successfully respond to competitive factors and emerging retail trends, including pricing, promotional incentives, product delivery windows and trade terms. In addition, evolving sales channels and business models may affect customer and consumer preferences as well as market dynamics, which, for example, may be seen in the growing consumer preference for shopping online, ease of competitive entry into certain categories, and growth in hard discounter channels. Failure to successfully respond to competitive factors and emerging retail trends, and effectively compete in growing sales channels and business models, particularly e-commerce and mobile commerce applications, could negatively impact our results.
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

4 The Procter & Gamble Company

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
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our financial results could suffer. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
An information security or operational technology incident, including a cybersecurity breach, or the failure of one or more key information or operations technology systems, networks, hardware, processes, and/or associated sites owned or operated by the Company or one of its service providers could have a material adverse impact on our business or reputation.
As part of the Company’s regular review of potential risks, we maintain an information and operational technology (“IT/OT”) risk management program that is primarily supervised by information technology management and reviewed by internal cross-functional stakeholders. As part of this program, analyses of emerging cybersecurity threats as well as the Company’s plans and strategies to address them are regularly prepared and presented to senior management, the Audit Committee and the Board of Directors. Despite our policies, procedures and programs, including this IT/OT risk management program, we may not be effective in identifying and mitigating every risk to which we are exposed.

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

•
collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor, and other stakeholder information and personal data, including such data from persons covered by an expanding landscape of privacy and data regulations, such as citizens of the European Union who are covered by the General Data Protection Regulation (“GDPR”);

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
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of our data and of our critical business operations. As cybersecurity threats rapidly evolve in sophistication and become more prevalent across the industry globally, the Company is continually increasing its attention to these threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for the Company and its third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack.
Our IT/OT databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks. Such attacks may originate from

The Procter & Gamble Company 5

outside parties, hackers, criminal organizations or other threat actors, including nation states. In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts or the security efforts of our third-party providers will prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ IT/OT databases or systems.
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
Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. For example, the United Kingdom’s pending withdrawal from the European Union ("Brexit") has created uncertainty regarding, among other things, the U.K.'s future legal and economic framework and how the U.K. will interact with other countries, including with respect to the free movement of goods, services, capital and people. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, tariffs, trade barriers and market contraction, could adversely affect the Company’s business and financial results.
We must successfully manage compliance with laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation, packaging content or disposability, marketing, antitrust, data protection, environmental (including climate, water, waste), employment, anti-bribery, anti-corruption, tax, accounting and financial reporting or other matters. Rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions, create challenges for the Company, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our financial results. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Failure to successfully manage regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our results of operations and financial position. Furthermore, if pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Changes in the various tax laws can and do occur. For example, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Act”). The changes included in the U.S. Tax Act are broad and complex.  The ongoing impacts of the U.S. Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations, any regulatory guidance or legislative action to address questions that arise or any updates or changes to estimates the Company has used to calculate the impacts.
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting (“BEPS") project is a new project undertaken by the 129 member countries of the expanded OECD Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by potentially redefining jurisdictional taxation rights. As this and other tax laws and related regulations change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
Furthermore, we are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation, including maintaining our intended tax treatment of divestiture transactions such as the fiscal 2017

6 The Procter & Gamble Company

Beauty Brands transaction with Coty, may differ materially from the tax amounts recorded in our Consolidated Financial Statements, which could adversely impact our cash flows and financial results.
We must successfully manage ongoing acquisition, joint venture and divestiture activities.
As a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results could be adversely impacted by the dilutive impacts from the loss of earnings associated with divested brands or dissolution of joint ventures. Our financial results could also be impacted by acquisitions or joint venture activities, such as the integration of Merck KGaA's Consumer Health business acquired in fiscal 2019, if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, or 2) we are not able to deliver the expected cost and growth synergies associated with such acquisitions and joint ventures, including as a result of integration and collaboration challenges, which could also have an impact on goodwill and intangible assets.
Our business results depend on our ability to successfully manage productivity improvements and ongoing organizational change.
Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments as well as employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our financial results. Additionally, successfully executing organizational change, including the move to a new organizational structure in fiscal 2020, management transitions at leadership levels of the Company and motivation and retention of key employees, is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include employee morale, our reputation, competition from other employers and availability of qualified personnel. Our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense, as well as continuing the development and execution of robust leadership succession plans.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 24 manufacturing sites located in 18 different states. In addition, we own and operate 85 manufacturing sites in 37 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 24 of these locations; Grooming products at 19; Health Care products at 21; Fabric & Home Care products at 39; and Baby, Feminine & Family Care at 37. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore and China. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.
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
Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 7

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 6, 2019, are:

Name	Position	Age	First Elected to Officer Position

David S. Taylor	Chairman of the Board, President and Chief Executive Officer	61	2013

Jon R. Moeller	Vice Chairman, Chief Operating Officer and Chief Financial Officer	55	2009

Steven D. Bishop	Chief Executive Officer - Health Care	55	2016

Mary Lynn Ferguson-McHugh	Chief Executive Officer - Family Care and P&G Ventures	59	2016

Carolyn M. Tastad	Group President - North America and Chief Sales Officer	58	2014

Gary A. Coombe	Chief Executive Officer - Grooming	55	2014

Kathleen B. Fish	Chief Research, Development and Innovation Officer	62	2014

Fama Francisco	Chief Executive Officer - Baby and Feminine Care	51	2018

M. Tracey Grabowski	Chief Human Resources Officer	51	2018

Shailesh Jejurikar	Chief Executive Officer - Fabric and Home Care	52	2018

R. Alexandra Keith	Chief Executive Officer - Beauty	51	2017

Deborah P. Majoras	Chief Legal Officer and Secretary	55	2010

Marc S. Pritchard	Chief Brand Officer	59	2008

Valarie L. Sheppard	Controller and Treasurer and Executive Vice President - Company Transition Leader	55	2005
All the Executive Officers named above have been employed by the Company for more than the past five years.

8 The Procter & Gamble Company

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2019 - 4/30/2019	5,739,213	$104.54	5,739,213	(3)
5/1/2019 - 5/31/2019	6,125,301	106.12	6,125,301	(3)
6/1/2019 - 6/30/2019	4,567,568	109.47	4,567,568	(3)
Total	16,432,082	$106.50	16,432,082	(3)

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

(3)
On April 23, 2019, the Company stated that in fiscal year 2019 the Company expected to reduce outstanding shares through direct share repurchases at a value of approximately $5 billion, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt. The total value of the shares purchased under the share repurchase plan was $5.0 billion. The share repurchase plan ended on June 30, 2019.

Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.

SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 129 consecutive years since its original incorporation in 1890 and has increased its dividend for 63 consecutive years. Over the past five years, the dividend has increased at an annual compound average rate of 3%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

(in dollars; split-adjusted)	1959	1969	1979	1989	1999	2009	2019
Dividends per share	$0.02	$0.04	$0.10	$0.19	$0.57	$1.64	$2.90

The Procter & Gamble Company 9

Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. There were approximately 3.3 million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans, participants in the P&G Direct Stock Purchase Plan, and beneficial owners with accounts at banks and brokerage firms, as of June 30, 2019.

Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2019, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2014, and that all dividends were reinvested.

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2014	2015	2016	2017	2018	2019
P&G	$100	$103	$115	$122	$113	$164
S&P 500 Stock Index	100	107	112	132	151	166
S&P 500 Consumer Staples Index	100	109	130	134	129	150

10 The Procter & Gamble Company

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 and Note 2 to our Consolidated Financial Statements. For further details behind the business drivers for recent results presented below, see the Management's Discussion and Analysis.
Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2019	2018	2017	2016	2015	2014
Net sales	$67,684	$66,832	$65,058	$65,299	$70,749	$74,401
Gross profit	32,916	32,400	32,420	32,275	33,649	35,356
Operating income	5,487	13,363	13,766	13,258	11,056	13,958
Net earnings from continuing operations	3,966	9,861	10,194	10,027	8,287	10,658
Net earnings/(loss) from discontinued operations	—	—	5,217	577	(1,143)	1,127
Net earnings attributable to Procter & Gamble	$3,897	$9,750	$15,326	$10,508	$7,036	$11,643
Net earnings margin from continuing operations	5.9%	14.8%	15.7%	15.4%	11.7%	14.3%
Basic net earnings per common share: (1)
Earnings from continuing operations	$1.45	$3.75	$3.79	$3.59	$2.92	$3.78
Earnings/(loss) from discontinued operations	—	—	2.01	0.21	(0.42)	0.41
Basic net earnings per common share	$1.45	$3.75	$5.80	$3.80	$2.50	$4.19
Diluted net earnings per common share: (1)
Earnings from continuing operations	$1.43	$3.67	$3.69	$3.49	$2.84	$3.63
Earnings/(loss) from discontinued operations	—	—	1.90	0.20	(0.40)	0.38
Diluted net earnings per common share	$1.43	$3.67	$5.59	$3.69	$2.44	$4.01
Dividends per common share	$2.90	$2.79	$2.70	$2.66	$2.59	$2.45
Research and development expense	$1,861	$1,908	$1,874	$1,879	$1,991	$1,910
Advertising expense	6,751	7,103	7,118	7,243	7,180	7,867
Total assets	115,095	118,310	120,406	127,136	129,495	144,266
Capital expenditures	3,347	3,717	3,384	3,314	3,736	3,848
Long-term debt	20,395	20,863	18,038	18,945	18,327	19,807
Shareholders' equity	$47,579	$52,883	$55,778	$57,983	$63,050	$69,976

(1)	Basic net earnings per common share and Diluted net earnings per common share are calculated based on Net earnings attributable to Procter & Gamble.

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
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes. The MD&A is organized in the following sections:

•	Overview

•	Summary of 2019 Results

•	Economic Conditions and Uncertainties

•	Results of Operations

•	Segment Results

•	Cash Flow, Financial Condition and Liquidity

•	Significant Accounting Policies and Estimates

•	Other Information
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of acquisitions, divestitures, foreign exchange and the fiscal 2019 adoption of new accounting standards for "Revenue from Contracts with Customers" (see Note 1 to the Consolidated Financial Statements) from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Adjusted free cash flow is operating cash flow less capital spending and transitional tax payments related to the U.S. Tax Act. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding certain one-time items. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures.
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
OVERVIEW
Procter & Gamble is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores, high-frequency stores and pharmacies. We also sell direct to consumers. We have on-the-ground operations in approximately 70 countries.
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

12 The Procter & Gamble Company

ORGANIZATIONAL STRUCTURE
In fiscal 2019, our organizational structure was comprised of Global Business Units (GBUs), Selling and Market Operations (SMOs), Global Business Services (GBS) and Corporate Functions (CF).
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

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	19%	22%	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, SK-II, Secret
Grooming	9%	13%	Grooming (2) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Gillette, Venus
Health Care	12%	13%	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care)	Metamucil, Neurobion, Pepto Bismol, Vicks
Fabric & Home Care	33%	29%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	27%	23%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs

(1)	Percent of Net sales and Net earnings from continuing operations for the year ended June 30, 2019 (excluding results held in Corporate).

(2)	The Grooming product category is comprised of the Shave Care and Appliances GBUs.

Recent Developments:
During fiscal 2019, the Company completed the acquisition of the over the counter (OTC) healthcare business of Merck KGaA (Merck OTC) for $3.7 billion (based on exchange rates at the time of closing). This business primarily sells OTC consumer healthcare products, mainly in Europe, Latin America and Asia markets. Total sales for the business during Merck OTC's most recent fiscal year ended December 31, 2017 were approximately $1 billion.
During fiscal 2019, the Company also dissolved our PGT Healthcare partnership, a venture between the Company and Teva Pharmaceutical Industries, Ltd (Teva) in the OTC consumer healthcare business. Pursuant to the agreement, PGT product assets were returned to the original respective parent companies to reestablish independent OTC businesses. This transaction was accounted for as a sale of the Teva portion of the PGT business. The Company recorded an after-tax gain on the sale of $353 million.

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
Refer to Notes 13 and 14 to our Consolidated Financial Statements for more details on each of these transactions.
Organization Design Changes:
The Company recently announced changes to our organization design effective July 1, 2019. In the new design, the ten product categories are being organized into six Sector Business Units (SBUs). The SBUs will be responsible for global brand strategy, innovation and supply chain. They will have direct profit responsibility for markets representing the large majority

The Procter & Gamble Company 13

of the Company's sales and earnings (referred to as Focus Markets) and will be responsible for innovation plans, supply plans and operating frameworks to drive growth and value creation in the remaining markets (referred to as Enterprise Markets). For segment reporting purposes, the categories will continue to be aggregated into the same five external reporting segments.
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
Grooming: We compete in shave care and appliances. In shave care, we are the global market leader in the blades and razors market. Our global blades and razors market share is over 60%, primarily behind the Gillette franchise, including our Fusion, Mach3, Prestobarba and Venus brands. Our appliances, such as electric shavers and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold nearly 25% of the male electric shavers market and over 50% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with nearly 20% global market share behind our Oral-B and Crest brands. In personal health care, we are a top ten competitor in a large, highly fragmented industry, primarily behind respiratory treatments (Vicks brand) and digestive wellness products (Metamucil, Pepto Bismol and Align brands). As discussed above, in fiscal 2019, we dissolved the PGT Healthcare partnership with Teva, which previously managed nearly all of our personal health care sales outside the U.S., and reestablished independent OTC businesses. We also acquired Merck OTC as discussed above.
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
Baby, Feminine & Family Care: In baby care, we are the global market leader and compete mainly in taped diapers, pants and baby wipes with over 25% global market share. We have the number one or number two market share position in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of nearly $8 billion. We are the global market leader in the feminine care category with 25% global market share, primarily behind Always. We also compete in the adult incontinence category in certain markets behind Always Discreet, achieving nearly 10% market share in most of the markets where we compete. Our family care business is predominantly a North American business comprised largely of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are over 40% for Bounty and over 25% for Charmin.
Selling and Market Operations
Our SMOs are responsible for developing and executing go-to-market plans at the local level. The SMOs include dedicated retail customer, trade channel and country-specific teams. Our SMOs are organized under six regions, comprised of North America, Europe, Latin America, Asia Pacific, Greater China and India, Middle East and Africa (IMEA). Throughout the MD&A, we reference business results in developed markets, which are comprised of North America, Western Europe and Japan, and developing markets, which are all other markets not included in developed. As a result of the above-mentioned changes in our organization design effective July 1, 2019, we will be organized under five regions, with Asia Pacific and IMEA being combined into a single region.
Corporate Functions
Corporate Functions provides company-level strategy and portfolio analysis, corporate accounting, treasury, tax, external relations, governance, human resources and legal, as well as other centralized functional support.
Global Business Services
GBS provides technology, processes and standard data tools to enable the GBUs, the SMOs and Corporate Functions to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
STRATEGIC FOCUS
Procter & Gamble aspires to serve the world’s consumers better than our best competitors in every category and in every country in which we compete, and, as a result, deliver total shareholder return in the top one-third of our peer group.  Delivering and sustaining leadership levels of shareholder value creation requires balanced top-line growth, bottom-line growth and strong cash generation.
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

14 The Procter & Gamble Company

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

SUMMARY OF 2019 RESULTS

Amounts in millions, except per share amounts	2019	2018	Change vs. Prior Year
Net sales	$67,684	$66,832	1%
Operating income	5,487	13,363	(59)%
Net earnings	3,966	9,861	(60)%
Net earnings attributable to Procter & Gamble	3,897	9,750	(60)%
Diluted net earnings per common share	1.43	3.67	(61)%
Core earnings per share	4.52	4.22	7%
Cash flow from operating activities	15,242	14,867	3%

•
Net sales increased 1% to $67.7 billion on a 3% increase in unit volume. Foreign exchange had a negative 4% impact on net sales. Net sales growth was driven by mid-single digit increases in Beauty and Health Care and a low single digit increase in Fabric & Home Care, partially offset by a low single digit decline in Baby, Feminine & Family Care and a mid-single digit decline in Grooming.

◦
Organic sales increased 5% on a 2% increase in organic volume. Organic sales increased high single digits in Beauty and Fabric & Home Care, increased mid-single digits in Health Care and increased low single digits in Grooming and Baby, Feminine & Family Care.

◦
Unit volumes increased 3%. Volume increased mid-single digits in Health Care and Fabric & Home Care and increased low single digits in Beauty and Baby, Feminine & Family Care. Volume decreased low single digits in Grooming.

•
Operating income decreased $7.9 billion, or 59%, due primarily to non-cash impairment charges of $8.3 billion related to Shave Care goodwill and Gillette indefinite-lived intangible assets (Shave Care impairment), partially offset by the benefit from the net sales increase. For a more detailed discussion on the Shave Care impairment refer to the Significant Accounting Policies and Estimates section in the MD&A and Note 4 to the Consolidated Financial Statements.

•
Net earnings decreased $5.9 billion or 60% due to the after-tax impact of the Shave Care impairment, partially offset by a reduction in current year income tax expense, a current year gain on the dissolution of the PGT Healthcare partnership and the base period charges for the early extinguishment of debt. The reduction in current year income tax expense was driven by the impacts of the U.S. Tax Cuts and Jobs Act enacted in December 2017 (U.S. Tax Act), comprised of the reduction in tax rate on the current year earnings and the base period charges related to the transitional impacts of the U.S. Tax Act. Foreign exchange impacts negatively affected net earnings by approximately $900 million.

•	Net earnings attributable to Procter & Gamble were $3.9 billion, a decrease of $5.9 billion or 60% versus the prior year primarily due to the aforementioned items.

•	Diluted net earnings per share decreased 61% to $1.43.

◦	Core EPS increased 7% to $4.52.

•	Cash flow from operating activities was $15.2 billion.

◦	Adjusted free cash flow was $12.1 billion.

◦	Adjusted free cash flow productivity was 105%.

The Procter & Gamble Company 15

ECONOMIC CONDITIONS AND UNCERTAINTIES
We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are "forward-looking statements" and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macro-economic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East, Central & Eastern Europe and the Korean peninsula, economic uncertainty related to the execution of the United Kingdom's exit from the European Union, political instability in certain Latin American and Asian markets and overall economic slowdowns, could reduce our sales or erode our operating margin, in either case reducing our earnings.
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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In four of the past five years, including fiscal 2019, the U.S. dollar has strengthened versus a number of foreign currencies, leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Russia, Turkey, Brazil, China and the United Kingdom have had, and could continue to have, a significant impact on our sales, costs and earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales and profits.
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
RESULTS OF OPERATIONS
The key metrics included in the discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative costs (SG&A), other non-operating items and income taxes. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, competitive activities (the level of initiatives, pricing and other activities by competitors), marketing spending, retail executions, both in-store and online and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as our pricing actions (which can also indirectly impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in developed markets are generally higher than in developing markets for similar products), product mix (for example, the Beauty segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input

16 The Procter & Gamble Company

costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and reinvestments (for example, product or package improvements) and to a lesser extent scale impacts (for costs that are fixed or less variable in nature). The primary components of SG&A are marketing-related costs and non-manufacturing overhead costs. Marketing-related costs are primarily variable in nature, although we may achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. While overhead costs are variable to some extent, we generally experience more scale-related impacts for these costs due to our ability to leverage our organization and systems infrastructures to support business growth.
A detailed discussion of the fiscal 2018 year-over-year changes can be found in the MD&A section in the Form 8-K filed October 22, 2018, which updated our Form 10-K for the year ended June 30, 2018, to revise disclosures to reflect the adoption of the Financial Accounting Standards Board (FASB) ASU 2017-07 and 2016-18. For more information on the adoption of this standard, refer to Note 1 to the Consolidated Financial Statements.

Net Sales
Net sales increased 1% to $67.7 billion in 2019 on a 3% increase in unit volume versus the prior year. Volume increased mid-single digits in Health Care and Fabric & Home Care and increased low single digits in Beauty and Baby, Feminine & Family Care. Volume decreased low single digits in Grooming.
Volume increased mid-single digits in developed regions and low single digits in developing regions. Excluding the impact of acquisitions and divestitures, organic volume increased low single digits in developed regions. Unfavorable foreign exchange reduced net sales by 4%. Pricing had a positive 2% impact on net sales. Product mix had a positive 1% impact on net sales driven by the slightly higher organic growth of the Skin and Personal Care and Personal Health Care categories and developed regions, all of which have higher than company average selling prices. Organic sales grew 5% driven by a 2% increase in organic volume.

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2019	2018	Basis Point Change
Gross margin	48.6%	48.5%	10
Selling, general and administrative expense	28.2%	28.5%	(30)
Operating margin	8.1%	20.0%	(1,190)
Earnings from continuing operations before income taxes	9.0%	19.9%	(1,090)
Net earnings	5.9%	14.8%	(890)
Net earnings attributable to Procter & Gamble	5.8%	14.6%	(880)

Gross margin increased 10 basis points to 48.6% of net sales in 2019. Gross margin benefited 160 basis points from total manufacturing cost savings (130 basis points net of product and packaging reinvestments), 60 basis points of positive pricing impacts and 50 basis points from lower restructuring costs. These were offset by:

•
a 100 basis-point decline from unfavorable product mix and other impacts (primarily mix within segments due to the growth of lower margin product forms and the club channel in certain categories and due to the disproportionate growth of the Fabric Care category, which is one of our largest categories and has lower than company-average gross margins),

•	an 80 basis-point negative impact due to higher commodity costs and

•	a 50 basis-point negative impact from unfavorable foreign exchange.
Total SG&A was relatively unchanged at $19.1 billion, as a decrease in marketing spending was offset by an increase in overhead costs and in other net operating expenses. SG&A as a percentage of net sales decreased 30 basis points to 28.2%. Reductions in marketing spending as a percentage of net sales were partially offset by an increase in overhead costs and other net operating expenses as a percentage of sales.

•
Marketing spending as a percentage of net sales decreased 80 basis points due to the positive scale impacts of the organic net sales increase, reductions in agency compensation and the impact of adopting the new standard on "Revenue from Contracts with Customers" which prospectively reclassified certain customer spending from marketing (SG&A) expense to a reduction of net sales.

•
Overhead costs as a percentage of net sales increased 30 basis points, as productivity savings and fixed cost leverage from the increased organic net sales, were more than offset by the impact of inflation, higher incentive compensation costs and other cost increases, including the ongoing and integration-related overhead costs of the Merck OTC acquisition.

•
Other net operating expenses as a percentage of net sales increased 20 basis points primarily due to an increase in foreign exchange transactional charges and the net impact of changes in indirect tax reserves, partially offset by the gain on sale of real estate in the current year.

The Procter & Gamble Company 17

Operating margin decreased 1,190 basis points to 8.1% for fiscal 2019 primarily due to the one-time, non-cash before-tax impairment charge of $8.3 billion for Shave Care.
Non-Operating Items

•	Interest expense was $509 million in 2019, a marginal increase of $3 million versus the prior year due to an increase in average debt balances and an increase in U.S. interest rates.

•	Interest income was $220 million in 2019, a reduction of $27 million versus the prior year due to a reduction in average investment securities balances.

•
Other non-operating income, which consists primarily of divestiture gains, investment income and other non-operating items increased $649 million to $871 million, primarily due to a $355 million before-tax gain from the dissolution of the PGT Healthcare partnership in the current year (discussed earlier in the Recent Developments section) and $346 million of base year charges for the early extinguishment of debt, partially offset by higher minor brand divestiture gains in the base year.

Income Taxes
Income taxes decreased $1.4 billion to $2.1 billion. The effective tax rate increased 870 basis points to 34.7% in 2019. The current year Shave Care impairment charges caused a 1,750 basis-point increase in the effective tax rate, as there is no tax benefit related to the goodwill portion of the impairment. Excluding this impact, the effective tax rate declined 880 basis points, primarily due to the impacts of the Tax Cuts and Jobs Act (the "U.S. Tax Act") in December 2017. The U.S. Tax Act, among other things, lowered the U.S. corporate income tax rates, but also imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries and caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $602 million for the fiscal year ended June 30, 2018, comprised of an estimated repatriation tax charge of $3.8 billion (comprised of U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax benefit of $3.2 billion. In addition, because the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for our fiscal year ended June 30, 2019 and subsequent fiscal years. Combined, these impacts reduced the current year effective tax rate by 950 basis points, consisting of:

•	a 500 basis-point reduction from the impact of the lower blended U.S. federal tax rate on current year earnings versus the prior year rate, and

•	a 450 basis-point reduction due to prior year transitional impacts from the U.S. Tax Act.

The remaining 70 basis point net increase in the current year income tax rate was driven by:

•	a 160 basis-point increase from unfavorable impacts of geographic mix of earnings,

•
a 10 basis-point increase from reduced favorable discrete impacts related to uncertain tax positions (which netted to approximately 15 basis points in the current year versus 25 basis points in the prior year), and

•	a 100 basis-point reduction from increased excess tax benefits of share-based compensation (160 basis points in the current year versus 60 basis points in the prior year).
Net Earnings
Operating income decreased $7.9 billion, or 59%, primarily due to the $8.3 billion before tax impairment charge for Shave Care. This was partially offset by the net sales increase, along with the marginal increase in gross margin and decrease in SG&A spending as a percentage of sales, all of which are discussed above.
Earnings before income taxes decreased $7.3 billion or 54% to $6.1 billion, as the reduction in operating income discussed in the preceding paragraph was partially offset by the current year gain from the dissolution of the PGT Healthcare partnership and the base year charges for the early extinguishment of debt, each of which was discussed earlier. Net earnings decreased $5.9 billion, or 60% to $4.0 billion. Net earnings declined less than earnings before income taxes due to the above discussed reduction in income taxes. Foreign exchange impacts reduced net earnings by approximately $900 million in 2019 due to weakening of certain currencies against the U.S. dollar, including those in Argentina, Russia, Turkey, Brazil, China and the United Kingdom. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble decreased $5.9 billion, or 60%, to $3.9 billion.
Diluted net earnings per share decreased $2.24, or 61%, to $1.43 due primarily to the reduction in net earnings.
Core EPS increased 7% to $4.52. Core EPS represents diluted net earnings per share from continuing operations, excluding the current year charge for the Shave Care impairment, the current year gain on the dissolution of the PGT Healthcare partnership, the base year charges for both the net transitional impact of the U.S. Tax Act and for early extinguishment of debt and incremental restructuring charges in both years related to our productivity and cost savings plans. The increase was primarily driven by the lower effective tax rate on core earnings, resulting from the U.S. Tax Act and the net sales increase.

18 The Procter & Gamble Company

SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs. These costs, including the Shave Care impairment in fiscal 2019, are reported in our Corporate segment and are included as part of our Corporate segment discussion. Additionally, we apply blended statutory tax rates in the segments. See Note 2 to the Consolidated Financial Statements for additional information on items included in the Corporate segment. Eliminations to adjust segment results to arrive at our consolidated effective tax rate, including the impacts of the U.S. Tax Act in fiscal 2018, are included in Corporate.

	Net Sales Change Drivers 2019 vs. 2018 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	3%	2%	(4)%	2%	4%	(1)%	4%
Grooming	(1)%	(1)%	(5)%	2%	—%	(1)%	(5)%
Health Care	5%	4%	(3)%	1%	2%	—%	5%
Fabric & Home Care	4%	5%	(3)%	1%	1%	—%	3%
Baby, Feminine & Family Care	1%	1%	(4)%	1%	—%	—%	(2)%
TOTAL COMPANY	3%	2%	(4)%	2%	1%	(1)%	1%
(1)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)    Other includes the sales mix impact from acquisitions and divestitures, the impact from the adoption of the new accounting standard for "Revenue from Contracts with Customers" in fiscal 2019 and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2019	2018	Change vs. 2018
Volume	N/A	N/A	3%
Net sales	$12,897	$12,406	4%
Net earnings	$2,637	$2,320	14%
% of net sales	20.4%	18.7%	170 bps
Beauty net sales increased 4% to $12.9 billion in 2019 on a 3% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 4%. Higher pricing increased net sales by 2%. Favorable product mix added 4% to net sales, primarily due to the disproportionate growth of the Skin and Personal Care category, including the super-premium SK-II and premium Olay Skin brands which have higher than segment average selling prices. Organic sales increased 8%. Global market share of the Beauty segment decreased 0.1 points. Volume increased low single digits in both developed and developing regions.

•
Volume in Hair Care increased low single digits. Volume in developed regions increased low single digits due to product innovation and increased distribution. Developing regions volume increased low single digits due to product innovation and market growth. Global market share of the hair care category was unchanged.

•
Volume in Skin and Personal Care increased high single digits. Excluding the impact of minor brand acquisitions, organic volume increased mid-single digits. Developed regions volume increased mid-single digits. Excluding the impact of minor brand acquisitions, developed regions volume was unchanged. Volume increased double digits in developing regions due to premium innovation, continued growth of SK-II, increased marketing spending and market growth. Global market share of the skin and personal care category was unchanged.
Net earnings increased 14% to $2.6 billion in 2019 due to the increase in net sales and a 170 basis-point increase in net earnings margin. Net earnings margin increased due to a reduction in U.S. income tax rates and a decrease in SG&A as a percentage of net sales, partially offset by a decrease in gross margin. Gross margin decreased slightly mainly due to unfavorable foreign exchange impacts. SG&A as a percentage of sales decreased primarily due to a reduction in marketing spending driven by the positive scale impacts of the net sales increase and the impacts of adopting the new accounting standard on "Revenue from Contracts with Customers". The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year, as discussed in the Corporate segment below.
GROOMING

($ millions)	2019	2018	Change vs. 2018
Volume	N/A	N/A	(1)%
Net sales	$6,199	$6,551	(5)%
Net earnings	$1,529	$1,432	7%
% of net sales	24.7%	21.9%	280 bps

The Procter & Gamble Company 19

Grooming net sales decreased 5% to $6.2 billion in 2019 on a 1% decrease in unit volume. Unfavorable foreign exchange impacts reduced net sales by 5%. Increased pricing had a 2% positive impact to net sales. Organic sales increased 1%. Global market share of the Grooming segment decreased 0.9 points. Volume increased low single digits in developed regions and decreased low single digits in developing regions.

•
Shave Care volume decreased low single digits. Volume increased low single digits in developed regions due to increased competitiveness following price reductions in the prior year and product innovation. Volume in developing regions decreased low single digits due to reduced demand following devaluation related price increases and competitive activity. Global market share of the shave care category decreased half a point.

•
Appliances volume increased low single digits. Volume increased mid-single digits in developed regions due to innovation and market growth. Volume in developing regions was unchanged. Global market share of the appliances category decreased more than half a point.

Net earnings increased 7% to $1.5 billion in 2019 due to a 280 basis-point increase in net earnings margin, which more than offset the net sales decrease. The net earnings margin increased primarily due to a reduction in U.S. income tax rates and a reduction in SG&A as a percentage of net sales, partially offset by a decrease in gross margin. Gross margin declined due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razors, lower tier products in the Appliances category and large count packs all of which have lower than segment average margins), unfavorable foreign exchange impacts and increased commodity costs, partially offset by the positive impacts of manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased due to a current year gain on the sale of operating real estate, reductions in overhead costs and marketing spending and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers". The reduction in the tax rate was primarily due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year, as discussed in the Corporate segment below.
HEALTH CARE

($ millions)	2019	2018	Change vs. 2018
Volume	N/A	N/A	5%
Net sales	$8,218	$7,857	5%
Net earnings	$1,519	$1,283	18%
% of net sales	18.5%	16.3%	220 bps
Health Care net sales increased 5% to $8.2 billion in 2019 on a 5% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 3%. Higher pricing increased net sales by 1%. Favorable mix increased net sales by 2% due to the disproportionate growth of the Personal Health Care category and developed regions, both of which have higher than segment average selling prices. Organic sales increased 6% on a 4% increase in organic volume, which excludes the impact of the PGT Healthcare partnership dissolution and the Merck OTC consumer healthcare acquisition. Global market share of the Health Care segment increased 0.5 points. Volume increased mid-single digits in developed and developing regions. Excluding the impact of the PGT Healthcare partnership dissolution and the Merck OTC consumer healthcare acquisition, organic volume increased low single digits in developing regions.

•
Oral Care volume increased low single digits. Volume increased mid-single digits in developed regions due to product innovation. Volume increased low single digits in developing regions due to product innovation, partially offset by competitive activity. Global market share of the oral care category increased nearly half a point.

•
Volume in Personal Health Care increased double digits. Excluding the impacts of the acquisition and dissolution described above, organic volume increased mid-single digits. Developed regions volume was unchanged, while organic volume grew mid-single digits due to product innovation. Volume in developing regions increased double digits, while organic volume was up high single digits due to innovation and market growth. Global market share of the personal health care category increased more than half a point.

Net earnings increased 18% to $1.5 billion in 2019 due to the increase in net sales and a 220 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in U.S. income tax rates, partially offset by a reduction in gross margin. Gross margin decreased due to unfavorable mix impact (from the disproportionate growth of club channel and products with lower than segment-average margins, partially offset by the net impacts of the acquisition and dissolution in personal health care) and increases in commodity costs, partially offset by manufacturing cost savings and positive pricing impacts. SG&A as a percentage of net sales was unchanged as an increase in overhead costs was offset by a reduction in marketing spending. Overhead costs as a percentage of net sales increased due to the net impacts of the personal health care acquisition and dissolution, including both integration-related spending and higher relative levels of selling costs in the acquired business, partially offset by the positive scale impacts of the net sales increase. Marketing spending as a percentage of net sales declined primarily due to the positive scale impacts of the net sales increase and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers". The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year, as discussed in the Corporate segment below.

20 The Procter & Gamble Company

FABRIC & HOME CARE

($ millions)	2019	2018	Change vs. 2018
Volume	N/A	N/A	4%
Net sales	$22,080	$21,441	3%
Net earnings	$3,518	$2,708	30%
% of net sales	15.9%	12.6%	330 bps
Fabric & Home Care net sales increased 3% to $22.1 billion in 2019 on a 4% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 3%. Higher pricing increased net sales by 1%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of premium products. Organic sales increased 7% on a 5% increase in organic volume. Global market share of the Fabric & Home Care segment increased 0.5 points. Volume increased mid-single digits in developed regions and low single digits in developing regions. Excluding the impact of minor brand divestitures, organic volume increased mid-single digits in developing regions.

•
Fabric Care volume increased mid-single digits. Volume increased mid-single digits in both developed and developing regions, due to product innovation and market growth. Global market share of the Fabric Care category increased less than half a point.

•
Home Care volume increased mid-single digits. Volume in developed regions increased mid-single digits driven by product innovation and market growth. Volume in developing regions increased low single digits driven by product innovation, partially offset by volume declines following devaluation related price increases. Global market share of the Home Care category increased nearly a point.

Net earnings increased 30% to $3.5 billion in 2019 due to the increase in net sales and a 330 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in U.S. income tax rates and a reduction in SG&A as a percentage of sales partially offset by a marginal reduction in gross margin. Gross margin decreased due to unfavorable product mix (driven by the disproportionate growth of large sizes and club channel, both of which have lower than average margins, and new innovation with higher than segment-average product costs), unfavorable foreign exchange impacts and increased commodity costs, partially offset by manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased due to reductions in both overhead costs and marketing spending, driven by productivity savings, fixed cost leverage from increased net sales and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers". The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between the business and corporate segments in the prior year, as discussed in the Corporate segment below.

BABY, FEMININE & FAMILY CARE

($ millions)	2019	2018	Change vs. 2018
Volume	N/A	N/A	1%
Net sales	$17,806	$18,080	(2)%
Net earnings	$2,734	$2,251	21%
% of net sales	15.4%	12.5%	290 bps
Baby, Feminine & Family Care net sales decreased 2% to $17.8 billion in 2019 on a 1% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 4%. Increased pricing had a positive 1% impact on net sales. Organic sales increased 2%. Global market share of the Baby, Feminine & Family Care segment increased 0.1 points. Volume increased low single digits in developed regions. Volume in developing regions decreased low single digits

•
Baby Care volume decreased mid-single digits. Volume in developed regions decreased low single digits due to competitive activity, including competitive pricing activity in certain markets, and category contraction. Volume in developing regions decreased high single digits due to competitive activity, volume declines following devaluation related price increases and category contraction in certain markets. Global market share of the baby care category decreased more than half a point.

•
Feminine Care volume increased mid-single digits. Volume in developed regions increased mid-single digits. Excluding a minor brand acquisition, organic volume increased low single digits due to product innovation and adult incontinence category growth. Volume in developing regions increased mid-single digits due to product innovation. Global market share of the feminine care category increased nearly half a point.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation and market growth. In the U.S., all-outlet share of the family care category increased more than half a point.

Net earnings in 2019 increased 21% to $2.7 billion due to a 290 basis-point increase in net earnings margin, partially offset by the reduction in net sales. Net earnings margin increased primarily due to a reduction in U.S. income tax rates and a decrease in SG&A as a percentage of net sales, partially offset by a marginal decrease in gross margin. The gross margin decrease was driven by an increase in commodity costs and unfavorable foreign exchange impacts partially offset by manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased due to reduced marketing spending and overhead costs, driven by productivity savings and the impacts from adoption of the new accounting standard on "Revenue from Contracts with Customers". The reduction in the tax rate was due to the impacts of the U.S. Tax Act, both from the overall rate reduction and the manner in which the impacts were allocated between business and corporate segments in the prior year, as discussed in the Corporate segment below.

The Procter & Gamble Company 21

CORPORATE

($ millions)	2019	2018	Change vs. 2018
Net sales	$484	$497	(3)%
Net earnings/(loss)	$(7,971)	$(133)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; certain employee benefit costs; other general corporate items; gains and losses related to certain divested brands and categories; certain asset impairment charges; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the segments to U.S. GAAP. The most significant ongoing reconciling item is income taxes, to adjust from blended statutory rates that are reflected in the segments to the overall Company effective tax rate. For 2018, the tax impact also includes the impacts of the U.S. Tax Act, which were included in the corporate segment.
Corporate net sales decreased 3% to $484 million in 2019 due to a decrease in the incidental businesses managed at the corporate level. Corporate net loss increased by $7.8 billion in 2019 primarily due to the $8.0 billion after tax ($8.3 billion before tax) charge for the Shave Care impairment as well as the impact of the allocation methodology of the lower U.S. Tax rates. The U.S. Tax Act was enacted in the middle of fiscal 2018; therefore, the net benefit was held in Corporate. Beginning in fiscal 2019, the lower rates are included in the reporting segments. These impacts were partially offset by the following benefits, each of which was discussed earlier:

•	the base period net charge for the transitional impacts of the U.S. Tax Act,

•	the base period loss on early debt extinguishment,

•	lower restructuring charges in fiscal 2019 compared to the prior year and

•	higher current year divestiture gains (primarily driven by gain on the dissolution of the PGT healthcare partnership)
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
The current productivity and cost savings plan will further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. As part of this plan, the Company incurred approximately $1.8 billion in total before- tax restructuring costs across 2018 and 2019, with an additional amount of approximately $0.6 billion expected in 2020. This program is expected to result in additional enrollment reductions, along with further optimization of the supply chain and other manufacturing processes. Savings generated from restructuring costs are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. However, we estimate that through 2019, the underlying restructuring costs incurred since 2012 (approximately $7.4 billion), along with other non-manufacturing enrollment reductions since 2012 have delivered approximately $3.6 billion in annual before-tax gross savings.
Restructuring accruals of $468 million as of June 30, 2019 are classified as current liabilities. Approximately 67% of the restructuring charges incurred in fiscal 2019 either have been or will be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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
Operating Cash Flow
Operating cash flow was $15.2 billion in 2019, a 3% increase from the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes, gain on sale of assets and goodwill and indefinite-lived intangible impairment charges) generated approximately $14.6 billion of operating cash flow. Working capital and other impacts generated $0.7 billion of operating cash flow as summarized below.

•	An increase in accounts receivable used $276 million of cash due to increased sales and the timing of the end of the fiscal year (which fell on a weekend, resulting in fewer

22 The Procter & Gamble Company

days collection). The number of days sales outstanding increased approximately one day versus prior year.

•
Higher inventory used $239 million of cash mainly due to inventory increases to support initiatives and business growth across all segments. Inventory days on hand increased approximately 2 days primarily due to initiative support and foreign exchange impacts.

•
Accounts payable, accrued and other liabilities increased, generating $1.9 billion of cash. This was primarily driven by extended payment terms with our suppliers and an increase in fourth quarter marketing activity versus the prior year. These factors, along with foreign exchange, drove an approximate 8 day increase in days payable outstanding. Although difficult to project due to market and other dynamics, we anticipate incremental cash flow benefits from the extended payment terms with suppliers could decline in fiscal 2020.

•
Other operating assets and liabilities used $1.0 billion of cash, primarily driven by the payment of the current year portion of taxes due related to the U.S. Tax Act repatriation charge and statutory pension contributions.

Adjusted Free Cash Flow. We view adjusted free cash flow as an important measure because it is a factor impacting the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investment. It is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act, and it is one of the measures used to evaluate senior management and determine their at-risk compensation.
Adjusted free cash flow was $12.1 billion in 2019, an increase of 9% versus the prior year. The increase was primarily driven by the increase in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings, excluding the Shave Care impairment charges and the gain on dissolution of the PGT Healthcare partnership, was 105% in 2019.
Investing Cash Flow
Net investing activities consumed $3.5 billion in cash in 2019, mainly due to capital spending and business acquisitions, partially offset by proceeds from sales and maturities of short-term investments.
Capital Spending. Capital expenditures, primarily to support capacity expansion, innovation and cost efficiencies, were $3.3 billion in 2019, a decrease of 10% versus prior year. Capital spending as a percentage of net sales decreased 70 basis points to 4.9% in 2019.
Acquisitions. Acquisition activity used cash of $3.9 billion in 2019, primarily related to the Merck OTC acquisition. Acquisition activity used $109 million in 2018, primarily related to acquisitions in the Beauty segment.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales were $394 million in 2019 primarily from minor brand divestitures and the sale of real estate. Proceeds from asset sales contributed $269 million in cash in 2018 primarily from minor brand divestitures.
Short-term investments. Short-term investments generated net cash of $3.5 billion in 2019, primarily from sales and maturities of available-for-sale investments. Net cash flow from short-term investments was not material in 2018.
Financing Cash Flow
Net financing activities consumed $10.0 billion in cash in 2019, mainly due to dividends to shareholders and treasury stock purchases, partially offset by the impact of stock options.
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 4% to $2.90 per share in 2019. Total dividend payments to common and preferred shareholders were $7.5 billion in 2019 and $7.3 billion in 2018. In April 2019, the Board of Directors declared an increase in our quarterly dividend from $0.7172 to $0.7459 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 4% increase compared to the prior quarterly dividend and is the 63rd consecutive year that our dividend has increased. We have paid a dividend for 129 consecutive years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $30.1 billion as of June 30, 2019 and $31.3 billion as of June 30, 2018.
Treasury Purchases. Total share repurchases were $5.0 billion in 2019 and $7.0 billion in 2018.
Liquidity
At June 30, 2019, our current liabilities exceeded current assets by $7.5 billion, largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2019, $5.7 billion of the Company’s cash, cash equivalents and marketable securities was related to foreign subsidiaries, primarily various Western European and Asian countries. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future. As of June 30, 2019, we did not have material cash, cash equivalents and marketable securities balances in any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds.
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
On June 30, 2019, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term

The Procter & Gamble Company 23

credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion four-year facility and a $4.8 billion 364-day facility, which expire in November 2022 and November 2019, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2019.

Amounts in millions	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$29,988	$9,695	$4,791	$4,807	$10,695
Capital leases	33	9	15	7	2
U.S. Tax Act transitional charge (1)	2,557	214	449	646	1,248
Uncertain tax positions (2)	143	143	—	—	—
OTHER
Interest payments relating to long-term debt	4,682	572	979	737	2,394
Operating leases	1,218	255	375	300	288
Minimum pension funding (3)	471	153	318	—	—
Purchase obligations (4)	1,491	633	397	193	268
TOTAL CONTRACTUAL COMMITMENTS	$40,583	$11,674	$7,324	$6,690	$14,895

(1)
Represents the U.S. federal tax liability associated with the repatriation provisions of the U.S. Tax Act. Does not include any provisions made for foreign withholding taxes on expected repatriations as the timing of those payments is uncertain.

(2)
As of June 30, 2019, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $617 million, including $150 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2019, cannot be made.

(3)
Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2022 are not currently determinable.

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
Revenue Recognition

24 The Procter & Gamble Company

Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which can be on the date of shipment or the date of receipt by the customer. Trade promotions, consisting primarily of customer pricing allowances, in-store merchandising funds, advertising and other promotional activities, and consumer coupons, are offered through various programs to customers and consumers.  Sales are recorded net of trade promotion spending, which is recognized as incurred at the time of the sale.  Amounts accrued for trade promotions at the end of a period require estimation, based on contractual terms, sales volumes and historical utilization and redemption rates.  The actual amounts paid may be different from such estimates.  These differences, which have historically not been significant, are recognized as a change in management estimate in a subsequent period.  The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” on July 1, 2018.  Adoption of this standard resulted in a change in the timing of recognition of certain trade promotional spending.   See Note 1 to our Consolidated Financial Statements.
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
Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate. See Note 5 to the Consolidated Financial Statements for additional details on the Company's income taxes.
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
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2019, the average return on assets assumptions for pension plan assets and OPEB assets was 6.6% and 8.3%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit expense by approximately $115 million.
Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts

The Procter & Gamble Company 25

of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 1.9% represents a weighted average of local rates in countries where such plans exist. A 100 basis point change in the discount rate would impact annual after-tax benefit expense by approximately $200 million. The average discount rate on the OPEB plan of 3.7% reflects the higher interest rates generally applicable in the U.S., which is where a majority of the plan participants receive benefits. A 100 basis point change in the discount rate would impact annual after-tax OPEB expense by approximately $60 million. See Note 8 to the Consolidated Financial Statement for additional details on our defined benefit pension and OPEB plans.
Goodwill and Intangible Assets
Significant judgment is required to estimate the fair value of our goodwill reporting units and intangible assets. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant goodwill reporting units and intangible assets. The fair value estimates are based on available historical information and on future expectations. We typically estimate the fair value of these assets using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. The valuations used to establish and to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin progression, Company business plans and the discount rate applied to cash flows.
Indefinite-lived intangible assets and goodwill are not amortized, but are tested at least annually for impairment. Our ongoing annual impairment testing for goodwill and indefinite-lived intangible assets occurs during the 3 months ended December 31. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. For example, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. In addition, changes to, or a failure to achieve business plans or deterioration of macroeconomic conditions could result in reduced cash flows or higher discount rates, leading to a lower valuation that would trigger an impairment of the goodwill and intangible assets of these businesses.
We test individual indefinite-lived intangible assets by comparing the book value of each asset to the estimated fair value. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets. The test to evaluate goodwill for impairment is a two step process. In the first step (step one), we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step (step two) to determine the implied fair value of the reporting unit's goodwill. The second step of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. The difference between the step one fair value and the amounts allocated to the assets and liabilities in step two is the implied fair value of the reporting unit’s goodwill.
If this implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high. The Appliances wholly-acquired reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the fair value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset have been reduced during the recent year to amounts that approximated carrying value. The fair value reductions were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets, which collectively have resulted in reduced cash flow projections. The business continued to be impacted by these factors during the quarter ended June 30, 2019, which reduced previous estimates of earnings for both fiscal 2019 and fiscal 2020. Because of this, we re-performed our step one impairment tests for these assets as of June 30, 2019 and determined that the fair values have been reduced below their respective carrying values.
Therefore, we conducted a step two test of goodwill for the Shave Care reporting unit. Step two requires that we allocate the fair value of the reporting unit to identifiable assets and

26 The Procter & Gamble Company

liabilities of the reporting unit, including previously amortized or unrecognized intangible assets. Any residual fair value after this allocation is compared to the goodwill balance and any excess goodwill is charged to expense. The step two test resulted in an implied fair value of the Shave Care goodwill that was below the carrying value. Therefore, we recognized a non-cash before and after-tax impairment charge of $6.8 billion. The resulting carrying value of the Shave Care goodwill is $12.6 billion as of June 30, 2019. As a result of the methodology used in the step two testing, the Shave Care fair value now exceeds the carrying value by approximately 20%. This is primarily due to higher estimated fair values for certain fixed assets and defined lived intangibles assets, both of which have been partially amortized subsequent to their initial acquisition, along with fair values assigned to intangible assets not eligible for recognition in the financial statements.
The Gillette indefinite-lived intangible asset impairment charge was $1.6 billion ($1.2 billion after tax). This charge was equal to the difference between its estimated fair value (as calculated in step one) and its carrying value. The resulting carrying value of the Gillette indefinite-lived intangible asset is $14.1 billion as of June 30, 2019, which is equal to its estimated fair value. As a result, the Gillette indefinite-lived intangible asset is more susceptible to future impairment risk.
The Shave Care goodwill and Gillette indefinite-lived asset impairment charges are presented as a separate line item in the Consolidated Statements of Earnings. Irrespective of these impairment charges, the Shave Care business has consistently generated significant earnings and cash flow and will continue to be a strategic business for the Company, with attractive earnings, cash flow and growth opportunities.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period and approximates expected long term category market growth rates. The net sales and earnings growth rates are dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates, business activities that impact market share and input cost fluctuations. As a result, these growth rates could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, an increased competitive environment, increases in input costs or devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill and indefinite-lived intangibles.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis point increase to discount rate or a 25 basis point decrease to our shorter-term and residual growth rates, both of which would result in incremental impairment charges to the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate
Shave Care goodwill reporting unit	(5)%	(6)%
Gillette indefinite-lived intangible asset	(5)%	(5)%
See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible asset impairment testing results.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2019.
OTHER INFORMATION
Hedging and Derivative Financial Instruments
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. We evaluate exposures on a centralized basis to take advantage of natural exposure correlation and netting. We leverage the Company's diversified portfolio of exposures as a natural hedge and prioritize operational hedging activities over financial market instruments. To the extent we choose to further manage volatility within our financing operations, as discussed below, we enter into various financial transactions which we account for using the applicable accounting guidance for derivative instruments and hedging activities. These financial transactions are governed by our policies covering acceptable counterparty exposure, instrument types and other hedging practices. See Note 9 to the Consolidated Financial Statements for a discussion of our accounting policies for derivative instruments.
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates

The Procter & Gamble Company 27

the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2019. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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
Based on our interest rate exposure as of and during the year ended June 30, 2019, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2019, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2019 and June 30, 2018, we did not have any commodity hedging activity.
Measures Not Defined By U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measures. We believe that these measures provide useful perspective of underlying business trends (i.e. trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measure, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted. These measures include:
Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of the July 1, 2018 adoption of new accounting standards for "Revenue from Contracts with Customers", acquisitions, divestitures and foreign exchange from year-over-year comparisons. The impact of the adoption of the new accounting standard for Revenue from Contracts with Customers is driven by the prospective reclassification of certain customer spending from marketing (SG&A) expense to a reduction of net sales. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis, and this measure is used in assessing achievement of management goals for at-risk compensation.
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2019	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	4%	4%	—%	8%
Grooming	(5)%	5%	1%	1%
Health Care	5%	3%	(2)%	6%
Fabric & Home Care	3%	3%	1%	7%
Baby, Feminine & Family Care	(2)%	4%	—%	2%
TOTAL COMPANY	1%	4%	—%	5%

(1)
Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures, the impact from the July 1, 2018 adoption of a new accounting standard for "Revenue from Contracts with Customers" and rounding impacts necessary to reconcile net sales to organic sales.

Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital spending and excluding certain tax payments related to the transitional tax resulting from the U.S. Tax Act (the Company incurred a transitional tax liability of approximately $3.8 billion from the U.S. Tax Act, which is payable over a period of 8 years). Adjusted free cash flow represents the cash that the Company is able to generate

28 The Procter & Gamble Company

after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Adjustments to Operating Cash Flow (1)	Adjusted Free Cash Flow
2019	$15,242	$(3,347)	$235	$12,130
2018	$14,867	$(3,717)	$—	$11,150

(1)	Adjustments to Operating Cash Flow relate to tax payments for the transitional tax resulting from the U.S. Tax Act.
Adjusted Free Cash Flow Productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding 1) the fiscal 2019 Shave Care impairment and 2) the fiscal 2019 gain on dissolution of the

PGT Healthcare partnership. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is used in assessing the achievement of management goals for at-risk compensation. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings Excluding Adjustments	Adjusted Free Cash Flow	Adjusted Free Cash Flow Productivity
2019	$3,966	$7,625	$11,591	$12,130	105%

(1)	Adjustments to Net Earnings relate to the Shave Care impairment charges and the gain on the dissolution of the PGT Healthcare partnership in fiscal 2019.

Core EPS. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. Core EPS is also used in assessing the achievement of management goals for at-risk compensation. The table below provides a reconciliation of diluted net earnings per share to Core EPS, including the following reconciling items:

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

•
Gain on Dissolution of the PGT Healthcare Partnership: The Company dissolved our PGT Healthcare partnership, a venture between the Company and Teva Pharmaceuticals Industries, Ltd (Teva) in the OTC consumer healthcare business, during the year ended June 30, 2019. The transaction was accounted for as a sale of the Teva portion of the PGT business; the Company recognized an after-tax gain on the dissolution of $353 million.

•
Transitional Impacts of the U.S. Tax Act: As discussed in Note 5 to the Consolidated Financial Statements, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Act”) in December 2017.  This resulted in a net charge of $602 million for the fiscal year 2018.  The adjustment to core earnings only includes this transitional impact.  It does not include the ongoing impacts of the lower U.S. statutory rate on pre-tax earnings.

•
Early debt extinguishment charges: In fiscal 2018, the Company recorded after-tax charges of $243 million, due to the early extinguishment of certain long-term debt.  These charges represent the difference between the reacquisition price and the par value of the debt extinguished.

•
Shave Care Impairment: As discussed in Note 4 to the Consolidated Financial Statements and in the Significant Accounting Policies and Estimates section of the MD&A, in the fourth quarter of fiscal 2019, the Company recognized a one-time, non-cash after-tax charge of $8.0 billion ($8.3 billion before tax) to adjust the carrying values of the Shave Care reporting unit. This was comprised of a before and after-tax impairment charge of $6.8 billion related to goodwill and an after-tax impairment charge of $1.2 billion ($1.6 billion before tax) to reduce the carrying value of the Gillette indefinite-lived intangible assets.

•
Anti-Dilutive Impacts: As discussed in Note 6 to the Consolidated Financial Statements, the Shave Care impairment charges caused preferred shares that are normally dilutive (and hence, normally assumed converted for purposes of determining diluted earnings per share) to be anti-dilutive. Accordingly for U.S. GAAP, the preferred shares were not assumed to be converted into common shares for diluted earnings per share and the related dividends paid to the preferred shareholders were deducted from net income to calculate earnings available to common shareholders. As a result of the non-GAAP Shave Care impairment adjustment, these instruments are dilutive for non-GAAP core earnings per share.

We do not view the above items to be indicative of underlying business results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

The Procter & Gamble Company 29

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Twelve Months Ended June 30, 2019
	AS REPORTED (GAAP)	ANTI-DILUTIVE IMPACTS	INCREMENTAL RESTRUCTURING	SHAVE CARE IMPAIRMENT	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$34,768	$—	$(426)	$—	$—	$—	$34,342
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	19,084	—	23	—	—	(1)	19,106
OPERATING INCOME	5,487	—	403	8,345	—	1	14,236
INCOME TAX ON CONTINUING OPERATIONS	2,103	—	69	367	(2)	—	2,537
NET EARNINGS ATTRIBUTABLE TO P&G	3,897	—	354	7,978	(353)	1	11,877
							Core EPS
Diluted Net Earnings attributable to common shareholders (1)	3,634	263	354	7,978	(353)	1	11,877
Diluted Weighted Average Common Shares Outstanding (1)	2,539.5	90.2					2,629.7
DILUTED NET EARNINGS PER COMMON SHARE	$1.43	$0.06	$0.13	$3.03	$(0.13)	$—	$4.52
(1) The reduction in net earnings from current period charge for the Shave Care impairment caused the preferred shares outstanding to be anti-dilutive. Accordingly, for U.S. GAAP, the preferred shares were not assumed to be converted into common shares for diluted earnings per share and the related dividends paid to the preferred shareholders were deducted from net income to calculate earnings available to common shareholders. Excluding the impairment charge results in higher non-GAAP earnings which causes the preferred shares to be dilutive. The adjustments in this row are made to reflect the dilutive preferred share impact resulting from the Shave Care impairment adjustment.

CHANGE VERSUS YEAR AGO
CORE EPS	7%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Twelve Months Ended June 30, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	TRANSITIONAL IMPACTS OF THE U.S. TAX ACT	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$34,432	$(724)	$—	$—	$(1)	$33,707
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE	19,037	(1)	—	—	1	19,037
OPERATING INCOME	13,363	725	—	—	—	14,088
INCOME TAX ON CONTINUING OPERATIONS	3,465	129	(602)	103	—	3,095
NET EARNINGS ATTRIBUTABLE TO P&G	9,750	610	602	243	(1)	11,204
						Core EPS
DILUTED NET EARNINGS PER COMMON SHARE*	$3.67	$0.23	$0.23	$0.09	$—	$4.22
* Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis, and Note 9 to the Consolidated Financial Statements.

30 The Procter & Gamble Company

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2019, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2019, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2019, as stated in their report which is included herein.

/s/ David S. Taylor
David S. Taylor
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller
Jon R. Moeller
Vice Chairman, Chief Operating Officer and Chief Financial Officer

August 6, 2019

The Procter & Gamble Company 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2019 and 2018, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended June 30, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in the year ended June 30, 2019 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Assets - Shave Care Goodwill and Gillette Indefinite Lived Intangible Asset - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or indefinite lived intangible asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rates and discount rates. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessments of the Shave Care reporting unit as of October 1, 2018 and the Gillette brand indefinite-lived intangible asset (the “Gillette brand”) as of December 31, 2018.  Because the estimated fair values exceeded their carrying values, no impairments were recorded. Given recent reductions in cash flows caused by currency devaluations, changing consumer grooming habits affecting demand and an increase in the competitive market environment, the Company revised their cash flow estimates and

32 The Procter & Gamble Company

updated their fair value estimates for both the Shave Care reporting unit and the Gillette brand as of June 30, 2019 and determined the carrying values exceeded the fair values resulting in an impairment of the Shave Care Goodwill and the Gillette brand. The Company measured the impairment of goodwill using the two-step method which requires management to make significant estimates and judgments to allocate the fair value of the Shave Care reporting unit to its identifiable assets and liabilities including estimating the fair value of property, plant and equipment and intangibles. The residual fair value of the Shave Care reporting unit was compared to the carrying value of its goodwill with the excess in carrying value of $6.8 billion before and after tax recorded as an impairment. The impairment of the Gillette brand of $1.6 billion before tax and $1.2 billion after tax was measured as the difference between its fair value and carrying value. As of June 30, 2019, after recording of the impairments, the Shave Care reporting unit goodwill was $12.6 billion, and the Gillette brand was $14.1 billion.
We identified the Company’s impairment evaluations of goodwill for the Shave Care reporting unit and the Gillette brand as a critical audit matter because of the recent reductions in cash flows and the significant judgments made by management to estimate the fair values of the reporting unit and the brand and to estimate the fair value of the reporting unit’s assets and liabilities for purposes of measuring the impairment of goodwill. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and earnings as well as the selection of royalty rates and discount rates and the estimation and allocation of fair value to the reporting unit’s assets and liabilities including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future net sales and earnings and the selection of the royalty rates and discount rates for the Shave Care reporting unit and the Gillette brand included the following, among others:
•
We tested the effectiveness of controls over goodwill and indefinite lived intangible assets, including those over the determination of fair value, such as controls related to management’s development of forecasts of future net sales, earnings, the selection of royalty rates, discount rates and allocation of the reporting unit fair value to its identifiable assets and liabilities.
•
We evaluated management’s ability to accurately forecast net sales and earnings by comparing actual results to management’s historical forecasts.
•
We evaluated the reasonableness of management’s forecast of net sales and earnings by comparing the forecasts to:
•
Historical net sales and earnings.
•
Underlying analysis detailing business strategies and growth plans.
•
Internal communications to management and the Board of Directors.
•
Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, net sales and earnings growth rates, royalty rates, discount rates and estimation and allocation of the reporting unit fair value to its identifiable assets and liabilities by:
•
Testing the source information underlying the determination of net sales and earnings growth rates, royalty rates, discount rates, estimation and allocation of the reporting unit fair value to its identifiable assets and liabilities and the mathematical accuracy of the calculations.
•
Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

Acquisition of the over the counter healthcare business of Merck KGaA - Refer to Note 14 to the financial statements

Critical Audit Matter Description
The Company completed the acquisition of the over the counter healthcare business of Merck KGaA (Merck OTC) for $3.7 billion on November 30, 2018. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $2.1 billion and resulting goodwill of $2.1 billion. Of the identified intangible assets acquired, the most significant included brand indefinite lived intangible assets of $946 million and brand defined life intangible assets of $701 million (the “brand intangible assets”). The Company estimated the fair value of the brand intangible assets using the royalty savings method, which is a specific discounted cash flow method that required management to make significant estimates and assumptions related to future cash flows and the selection of royalty rates and discount rates.

The Procter & Gamble Company 33

We identified the brand intangible assets for Merck OTC as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows as well as the selection of the royalty rates and discount rates, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the royalty rates and discount rates for the brand intangible assets included the following, among others:
•
We tested the effectiveness of controls over the valuation of the brand intangible assets, including management’s controls over forecasts of future cash flows and selection of the royalty rates and discount rates.
•
We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results and certain peer companies.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, royalty rates and discount rates by:
•
Testing the source information underlying the determination of the royalty rates and discount rates and testing the mathematical accuracy of the calculations.
•
Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 6, 2019

We have served as the Company’s auditor since 1890.

34 The Procter & Gamble Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated August 6, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in the year ended June 30, 2019 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 6, 2019

The Procter & Gamble Company 35

Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2019	2018	2017
NET SALES	$67,684	$66,832	$65,058
Cost of products sold	34,768	34,432	32,638
Selling, general and administrative expense	19,084	19,037	18,654
Goodwill and indefinite lived intangibles impairment charges	8,345	—	—
OPERATING INCOME	5,487	13,363	13,766
Interest expense	509	506	465
Interest income	220	247	171
Other non-operating income/(expense), net	871	222	(215)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,069	13,326	13,257
Income taxes on continuing operations	2,103	3,465	3,063
NET EARNINGS FROM CONTINUING OPERATIONS	3,966	9,861	10,194
NET EARNINGS FROM DISCONTINUED OPERATIONS	—	—	5,217
NET EARNINGS	3,966	9,861	15,411
Less: Net earnings attributable to noncontrolling interests	69	111	85
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,897	$9,750	$15,326

BASIC NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.45	$3.75	$3.79
Earnings from discontinued operations	—	—	2.01
BASIC NET EARNINGS PER COMMON SHARE	$1.45	$3.75	$5.80
DILUTED NET EARNINGS PER COMMON SHARE: (1)
Earnings from continuing operations	$1.43	$3.67	$3.69
Earnings from discontinued operations	—	—	1.90
DILUTED NET EARNINGS PER COMMON SHARE	$1.43	$3.67	$5.59

(1)	Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

36 The Procter & Gamble Company

Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2019	2018	2017
NET EARNINGS	$3,966	$9,861	$15,411
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of $78, $(279) and $(186) tax, respectively)	(213)	(305)	(67)
Unrealized gains/(losses) on investment securities (net of $0, $0 and $(6) tax, respectively)	184	(148)	(59)
Unrealized gains on defined benefit retirement plans (net of $22, $68 and $551 tax, respectively)	169	334	1,401
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	140	(119)	1,275
TOTAL COMPREHENSIVE INCOME	4,106	9,742	16,686
Less: Total comprehensive income attributable to noncontrolling interests	70	109	85
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,036	$9,633	$16,601

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 37

Consolidated Balance Sheets

Amounts in millions; As of June 30	2019	2018
Assets
CURRENT ASSETS
Cash and cash equivalents	$4,239	$2,569
Available-for-sale investment securities	6,048	9,281
Accounts receivable	4,951	4,686
INVENTORIES
Materials and supplies	1,289	1,335
Work in process	612	588
Finished goods	3,116	2,815
Total inventories	5,017	4,738
Prepaid expenses and other current assets	2,218	2,046
TOTAL CURRENT ASSETS	22,473	23,320
PROPERTY, PLANT AND EQUIPMENT, NET	21,271	20,600
GOODWILL	40,273	45,175
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	24,215	23,902
OTHER NONCURRENT ASSETS	6,863	5,313
TOTAL ASSETS	$115,095	$118,310

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$11,260	$10,344
Accrued and other liabilities	9,054	7,470
Debt due within one year	9,697	10,423
TOTAL CURRENT LIABILITIES	30,011	28,237
LONG-TERM DEBT	20,395	20,863
DEFERRED INCOME TAXES	6,899	6,163
OTHER NONCURRENT LIABILITIES	10,211	10,164
TOTAL LIABILITIES	67,516	65,427
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	928	967
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2019 - 4,009.2, 2018 - 4,009.2)	4,009	4,009
Additional paid-in capital	63,827	63,846
Reserve for ESOP debt retirement	(1,146)	(1,204)
Accumulated other comprehensive income/(loss)	(14,936)	(14,749)
Treasury stock, at cost (shares held: 2019 - 1,504.5, 2018 -1,511.2)	(100,406)	(99,217)
Retained earnings	94,918	98,641
Noncontrolling interest	385	590
TOTAL SHAREHOLDERS' EQUITY	47,579	52,883
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$115,095	$118,310

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company

Consolidated Statements of Shareholders' Equity

Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2016	2,668,074	$4,009	$1,038	$63,714	($1,290)	($15,907)	($82,176)	$87,953	$642	$57,983
Net earnings								15,326	85	15,411
Other comprehensive income/(loss)						1,275				1,275
Dividends and dividend equivalents ($2.6981 per share):
Common								(6,989)		(6,989)
Preferred, net of tax benefits								(247)		(247)
Treasury stock purchases (1)	(164,866)						(14,625)			(14,625)
Employee stock plans	45,848			(77)			3,058			2,981
Preferred stock conversions	4,241		(32)	4			28			—
ESOP debt impacts					41			81		122
Noncontrolling interest, net									(133)	(133)
BALANCE JUNE 30, 2017	2,553,297	$4,009	$1,006	$63,641	($1,249)	($14,632)	($93,715)	$96,124	$594	$55,778
Net earnings								9,750	111	9,861
Other comprehensive income/(loss)						(117)			(2)	(119)
Dividends and dividend equivalents ($2.7860 per share):
Common								(7,057)		(7,057)
Preferred, net of tax benefits								(265)		(265)
Treasury stock purchases	(81,439)						(7,004)			(7,004)
Employee stock plans	21,655			199			1,469			1,668
Preferred stock conversions	4,580		(39)	6			33			—
ESOP debt impacts					45			89		134
Noncontrolling interest, net									(113)	(113)
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								3,897	69	3,966
Other comprehensive income/(loss)						139			1	140
Dividends and dividend equivalents ($2.8975 per share):
Common								(7,256)		(7,256)
Preferred, net of tax benefits								(263)		(263)
Treasury stock purchases	(53,714)						(5,003)			(5,003)
Employee stock plans	55,734			93			3,781			3,874
Preferred stock conversions	4,638		(39)	6			33			—
ESOP debt impacts					58			99		157
Noncontrolling interest, net				(118)					(248)	(366)
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
(1)    Includes $9,421 of treasury shares received as part of the share exchange in the Beauty Brands transaction (see Note 13).

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39

Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2019	2018	2017
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$2,569	$5,569	$8,098
OPERATING ACTIVITIES
Net earnings	3,966	9,861	15,411
Depreciation and amortization	2,824	2,834	2,820
Loss on early extinguishment of debt	—	346	543
Share-based compensation expense	515	395	351
Deferred income taxes	(411)	(1,844)	(601)
Gain on sale of assets	(678)	(176)	(5,490)
Goodwill and indefinite-lived intangible impairment charges	8,345	—	—
Change in accounts receivable	(276)	(177)	(322)
Change in inventories	(239)	(188)	71
Change in accounts payable, accrued and other liabilities	1,856	1,385	(149)
Change in other operating assets and liabilities	(973)	2,000	(43)
Other	313	431	162
TOTAL OPERATING ACTIVITIES	15,242	14,867	12,753
INVESTING ACTIVITIES
Capital expenditures	(3,347)	(3,717)	(3,384)
Proceeds from asset sales	394	269	571
Acquisitions, net of cash acquired	(3,945)	(109)	(16)
Purchases of short-term investments	(158)	(3,909)	(4,843)
Proceeds from sales and maturities of short-term investments	3,628	3,928	1,488
Cash transferred at closing related to the Beauty Brands divestiture	—	—	(475)
Change in other investments	(62)	27	(26)
TOTAL INVESTING ACTIVITIES	(3,490)	(3,511)	(6,685)
FINANCING ACTIVITIES
Dividends to shareholders	(7,498)	(7,310)	(7,236)
Change in short-term debt	(2,215)	(3,437)	2,727
Additions to long-term debt	2,367	5,072	3,603
Reductions of long-term debt (1)	(969)	(2,873)	(4,931)
Treasury stock purchases	(5,003)	(7,004)	(5,204)
Impact of stock options and other	3,324	1,177	2,473
TOTAL FINANCING ACTIVITIES	(9,994)	(14,375)	(8,568)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(88)	19	(29)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,670	(3,000)	(2,529)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$4,239	$2,569	$5,569

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$497	$529	$518
Cash payment for income taxes	3,064	2,830	3,714
Divestiture of Beauty business in exchange for shares of P&G stock and assumption of debt			11,360
Assets acquired through non-cash capital leases are immaterial for all periods.

(1)	Includes early extinguishment of debt costs of $346 and $543 in 2018 and 2017 respectively.

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
Revenue Recognition
Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which can be on the date of shipment or the date of receipt by the customer. A provision for payment discounts and product return allowances is recorded as a reduction of sales in the same period the revenue is recognized. The revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. The revenue includes shipping and handling costs, which generally are included in the list price to the customer.
Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. Sales are recorded net of trade promotion spending, which is recognized as incurred at the time of the sale. Most of these arrangements have terms of approximately one year. Accruals for expected payouts under these programs are included as accrued marketing and promotion in the Accrued and other liabilities line item in the Consolidated Balance Sheets.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $1.9 billion in 2019, $1.9 billion in 2018 and $1.9 billion in 2017 (reported in Net earnings from continuing operations). Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $6.8 billion in 2019, $7.1 billion in 2018 and $7.1 billion in 2017 (reported in Net earnings from continuing operations). Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Other Non-Operating Income/(Expense), Net
Other non-operating income/(expense), net primarily includes net acquisition and divestiture gains, non-service components of net defined benefit costs, investment income and other non-operating items.
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

The Procter & Gamble Company 41

Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flow from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments designated as net investment hedges are classified as financing activities. Realized gains and losses from non-qualifying derivative instruments used to hedge currency exposures resulting from intercompany financing transactions are also classified as financing activities. Cash flows from other derivative instruments used to manage interest rates, commodity or other currency exposures are classified as operating activities. Cash payments related to income taxes are classified as operating activities. Cash flows from the Company's discontinued operations are included in the Consolidated Statements of Cash Flows. See Note 13 for significant cash flow items related to discontinued operations.
Investments
Investment securities primarily consist of readily marketable debt securities. Unrealized gains or losses from investments classified as trading, if any, are charged to earnings. Unrealized gains or losses on debt securities classified as available-for-sale are recorded in OCI. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or OCI depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Investment securities are included as Available-for-sale investment securities and Other noncurrent assets in the Consolidated Balance Sheets.
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
New Accounting Pronouncements and Policies
On July 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." This guidance outlines a single, comprehensive model of accounting for revenue from contracts with customers. We adopted the standard using the modified retrospective transition method, under which prior periods were not revised to reflect the impacts of the new standard. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Accordingly, the timing of revenue recognition is not

Amounts in millions of dollars except per share amounts or as otherwise specified.

42 The Procter & Gamble Company

materially impacted by the new standard. Trade promotions, consisting primarily of customer pricing allowances, in-store merchandising funds, advertising and other promotional activities, and consumer coupons, are offered through various programs to customers and consumers.  The adoption of the new standard accelerated the accrual timing for certain portions of our customer and consumer promotional spending, which resulted in a cumulative reduction to Retained earnings of $534, net of tax, on the date of adoption. The provisions of the new standard also impact the classification of certain payments to customers, moving such payments from expense to a deduction from net sales. Had this standard been effective and adopted during fiscal 2018, the impact would have been to reclassify $309 for the year ended June 30, 2018, with no impact to operating income. We elected certain practical expedients included in the guidance related to shipping and handling costs, which was not material to our Consolidated Financial Statements. This new guidance does not have any other material impacts on our Consolidated Financial Statements, including financial disclosures.
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
On July 1, 2018, we adopted ASU 2016-18, "Statement of Cash Flows: Restricted Cash (Topic 230)." This guidance requires the Statement of Cash Flows to present changes in the total of cash, cash equivalents and restricted cash. Prior to the adoption of this ASU, the relevant accounting guidance did not require the Statement of Cash Flows to include changes in restricted cash. We currently have no significant restricted cash balances. Historically, we had restricted cash balances and changes related to divestiture activity. Such balances were presented as Current assets held for sale on the balance sheets, with changes presented as Investing activities on the Statements of Cash Flow. In accordance with ASU 2016-08, such balances are now included in the beginning and ending balances of Cash, cash equivalents and restricted cash for all periods presented.
On July 1, 2018, we early adopted ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220)." This guidance permits companies to make an election to reclassify stranded tax effects from the recently enacted U.S. Tax Cuts and Jobs Act included in Accumulated other comprehensive income/(loss) (AOCI) to Retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The reclassification from the adoption of this standard resulted in an increase of $326 to Retained earnings and a decrease of $326 to AOCI.
On July 1, 2018, we adopted ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity transfers of Assets other than Inventory." We adopted this standard on a modified retrospective basis. The standard eliminates the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The adoption of ASU 2016-16 did not have a material impact on our Consolidated Financial Statements, including the cumulative effect adjustment required upon adoption.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The standard requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”. The updated guidance provides an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts. We plan to adopt the standard on July 1, 2019 under the optional transition method described above. We are currently in the process of implementing lease accounting software as well as assessing the impact that the new standard will have on our Consolidated Financial Statements. The impact of the standard will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities. Subject to the completion of our assessment, we expect the adoption of the standard to result in an increase to our total assets of approximately 1%.
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

The Procter & Gamble Company 43

NOTE 2
SEGMENT INFORMATION
During fiscal 2017, the Company completed the divestiture of four product categories, comprised of 43 of its beauty brands. The transactions included the global salon professional hair care and color, retail hair color, cosmetics and the fragrance businesses, along with select hair styling brands. This business is reported as discontinued operations for the year ended June 30, 2017 (see Note 13).
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

•
Health Care: Oral Care (Toothbrushes, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care);

•	Fabric & Home Care: Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care); and

•	Baby, Feminine & Family Care: Baby Care (Baby Wipes, Taped Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper).
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
Corporate includes certain operating and non-operating activities that are not reflected in the operating results used internally to measure and evaluate the businesses, as well as items to adjust management reporting principles to U.S. GAAP. Operating activities in Corporate include the results of incidental businesses managed at the corporate level. Operating elements also include certain employee benefit costs, the costs of certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization, certain significant asset impairment charges and other general Corporate items. The non-operating elements in Corporate primarily include interest expense, certain pension and other postretirement benefit costs, certain acquisition and divestiture gains, interest and investing income and other financing costs.
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
Our business units are comprised of similar product categories. Nine business units individually accounted for 5% or more of consolidated net sales as follows:

% of Sales by Business Unit (1)
Years ended June 30	2019	2018	2017
Fabric Care	22%	22%	22%
Baby Care	12%	13%	14%
Hair Care	10%	10%	10%
Home Care	10%	10%	10%
Skin and Personal Care	10%	9%	8%
Family Care	9%	8%	8%
Oral Care	8%	8%	8%
Shave Care	8%	8%	9%
Feminine Care	6%	6%	6%
All Other	5%	6%	5%
TOTAL	100%	100%	100%

(1)	% of sales by business unit excludes sales held in Corporate.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Years ended June 30	2019	2018	2017
NET SALES
United States	$28.6	$27.3	$27.3
International	$39.1	$39.5	$37.8
LONG-LIVED ASSETS (1)
United States	$10.0	$9.7	$8.8
International	$11.3	$10.9	$11.1

(1)	Long-lived assets consists of property, plant and equipment.
No other country's net sales or long-lived assets exceed 10% of the Company totals.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 15%, 15% and 16% in 2019, 2018 and 2017, respectively. No other customer represents more than 10% of our consolidated net sales.

Amounts in millions of dollars except per share amounts or as otherwise specified.

44 The Procter & Gamble Company

Global Segment Results		Net Sales	Earnings/(Loss) from Continuing Operations Before Income Taxes	Net Earnings/(Loss) from Continuing Operations	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2019	$12,897	$3,282	$2,637	$272	$5,362	$634
	2018	12,406	3,042	2,320	236	4,709	766
	2017	11,429	2,546	1,914	220	4,184	599
GROOMING	2019	6,199	1,777	1,529	429	20,882	367
	2018	6,551	1,801	1,432	447	22,609	364
	2017	6,642	1,985	1,537	433	22,759	341
HEALTH CARE	2019	8,218	1,984	1,519	294	7,708	363
	2018	7,857	1,922	1,283	230	5,254	330
	2017	7,513	1,898	1,280	209	5,194	283
FABRIC & HOME CARE	2019	22,080	4,601	3,518	557	7,620	984
	2018	21,441	4,191	2,708	534	7,295	1,020
	2017	20,717	4,249	2,713	513	6,886	797
BABY, FEMININE & FAMILY CARE	2019	17,806	3,593	2,734	861	9,271	819
	2018	18,080	3,527	2,251	899	9,682	1,016
	2017	18,252	3,868	2,503	874	9,920	1,197
CORPORATE (1)	2019	484	(9,168)	(7,971)	411	64,252	180
	2018	497	(1,157)	(133)	488	68,761	221
	2017	505	(1,289)	247	571	71,463	167
TOTAL COMPANY	2019	$67,684	$6,069	$3,966	$2,824	$115,095	$3,347
	2018	66,832	13,326	9,861	2,834	118,310	3,717
	2017	65,058	13,257	10,194	2,820	120,406	3,384

(1)
The Corporate reportable segment includes the $8.3 billion one-time, non-cash before-tax ($8.0 billion after-tax) goodwill and intangible asset impairment charge in fiscal 2019. For additional details on goodwill and intangible assets see Note 4. The Corporate reportable segment also includes depreciation and amortization, total assets and capital expenditures of the Beauty Brands business prior to their divestiture in fiscal 2017.

NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2019	2018
PROPERTY, PLANT AND EQUIPMENT
Buildings	$7,746	$7,188
Machinery and equipment	32,263	30,595
Land	805	841
Construction in progress	2,579	3,223
TOTAL PROPERTY, PLANT AND EQUIPMENT	43,393	41,847
Accumulated depreciation	(22,122)	(21,247)
PROPERTY, PLANT AND EQUIPMENT, NET	$21,271	$20,600

Selected components of current and noncurrent liabilities were as follows:

As of June 30	2019	2018
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$4,299	$3,208
Compensation expenses	1,623	1,298
Restructuring reserves	468	513
Taxes payable	341	268
Other	2,323	2,183
TOTAL	$9,054	$7,470

OTHER NONCURRENT LIABILITIES
Pension benefits	$5,622	$4,768
Other postretirement benefits	1,098	1,495
Uncertain tax positions	472	581
U.S. Tax Act transitional tax payable	2,343	2,654
Other	676	666
TOTAL	$10,211	$10,164

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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. The Company incurred total restructuring charges of $754 and $1,070 for the years ended June 30, 2019 and 2018, respectively. Of the charges incurred for fiscal year 2019, $213 were recorded in SG&A, $521 in Costs of products sold, and $20 in Other non-operating income/(expense), net. Of the charges incurred for fiscal year 2018, $237 were recorded in SG&A, $819 in Costs of products sold, and $14 in Other non-operating income/(expense), net. The following table presents restructuring activity for the years ended June 30, 2019 and 2018:

Amounts in millions	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2017	$228	$—	$49	$277
Charges	310	366	394	1,070
Cash spent	(279)	—	(189)	(468)
Charges against assets	—	(366)	—	(366)
RESERVE JUNE 30, 2018	259	—	254	513
Charges	260	252	242	754
Cash spent	(239)	—	(308)	(547)
Charges against assets	—	(252)	—	(252)
RESERVE JUNE 30, 2019	$280	$—	$188	$468

Separation Costs
Employee separation charges for the years ended June 30, 2019 and 2018 relate to severance packages for approximately 1,810 and 2,720 employees, respectively. The packages were primarily voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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
However, for informative purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Years ended June 30	2019	2018	2017
Beauty	$49	$60	$90
Grooming	65	38	45
Health Care	23	21	15
Fabric & Home Care	84	115	144
Baby, Feminine & Family Care	226	547	231
Corporate (1)	307	289	229
Total Company	$754	$1,070	$754

(1)
Corporate includes costs related to allocated overheads, including charges related to our Sales and Market Operations, Global Business Services and Corporate Functions activities, along with costs related to discontinued operations from our Beauty Brands business in 2017.

Amounts in millions of dollars except per share amounts or as otherwise specified.

46 The Procter & Gamble Company

NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
Balance at June 30, 2017 - Net (1)	$12,791	$19,627	$5,878	$1,857	$4,546	$—	$44,699
Acquisitions and divestitures	82	—	—	—	—	—	82
Translation and other	119	193	51	8	23	—	394
Balance at June 30, 2018 - Net (1)	12,992	19,820	5,929	1,865	4,569	—	45,175
Acquisitions and divestitures	132	—	2,084	6	57	—	2,279
Goodwill impairment charges	—	(6,783)	—	—	—	—	(6,783)
Translation and other	(139)	(156)	(41)	(16)	(46)	—	(398)
Balance at June 30, 2019 - Net (1)	$12,985	$12,881	$7,972	$1,855	$4,580	$—	$40,273

(1)	Grooming goodwill balance is net of $1.2 billion accumulated impairment losses as of June 30, 2017 and 2018 and $7.9 billion as of June 30, 2019.
Goodwill and indefinite-lived intangibles are tested for impairment at least annually by comparing the estimated fair values of our reporting units and underlying indefinite-lived intangible assets to their respective carrying values. We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
During fiscal 2019, we determined that the estimated fair value of our Shave Care reporting unit was less than its carrying value. Therefore, we conducted step two of the goodwill impairment test. Step two requires that we allocate the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit, including previously unrecognized intangible assets. Any residual fair value after this allocation is compared to the goodwill balance and any excess goodwill is charged to expense. We also determined that the Gillette indefinite-lived intangible asset was less than its carrying amount. As a result, we recorded non-cash impairment charges for both items. As previously disclosed, the fair values of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset have been reduced in recent years, including further reductions during the year and quarter ending June 30, 2019. These reductions were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets, which collectively have resulted in reduced cash flow projections. A non-cash before and after-tax impairment charge of $6.8 billion was recognized to reduce the carrying amount of goodwill for the Shave Care reporting unit. Following the impairment charge, the carrying value of the Shave Care goodwill is $12.6 billion. Additionally, a non-cash, before-tax impairment charge of $1.6 billion ($1.2 billion after-tax) was recognized to reduce the carrying amount of the Gillette indefinite-lived intangible asset to its estimated fair value as of June 30, 2019. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset is $14.1 billion.
We believe the estimates and assumptions utilized in our impairment testing are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and related intangible assets, we may need to record additional non-cash impairment charges in the future.
During fiscal 2019, the Company completed the acquisition of the over the counter (OTC) healthcare business of Merck KGaA (Merck OTC), which is included in the Health Care reportable segment (see Note 14), along with other minor acquisitions in the Beauty, the Baby, Feminine & Family Care and the Fabric & Home Care reportable segments. Goodwill increases due to acquisitions were partially offset by the divestiture of the Teva portion of the PGT business in the Health Care reportable segment and currency translation.
The change in goodwill during fiscal 2018 was primarily due to acquisitions of two brands within the Beauty reportable segment and currency translation across all reportable segments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47

Identifiable intangible assets were comprised of:

	2019		2018
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$3,836	$(2,160)	$3,146	$(2,046)
Patents and technology	2,776	(2,434)	2,617	(2,350)
Customer relationships	1,787	(691)	1,372	(616)
Other	145	(91)	241	(144)
TOTAL	$8,544	$(5,376)	$7,376	$(5,156)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	21,047	—	21,682	—
TOTAL	$29,591	$(5,376)	$29,058	$(5,156)

Amortization expense of intangible assets was as follows:

Years ended June 30	2019	2018	2017
Intangible asset amortization	$349	$302	$325

Estimated amortization expense over the next five fiscal years is as follows:

Years ending June 30	2020	2021	2022	2023	2024
Estimated amortization expense	$359	$309	$290	$278	$267

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "U.S. Tax Act"). The U.S. Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a hybrid territorial tax system. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. However, the U.S. Tax Act eliminated the domestic manufacturing deduction and moved to a hybrid territorial system, which also largely eliminated the ability to credit certain foreign taxes that existed prior to enactment of the U.S. Tax Act.
There are also certain transitional impacts of the U.S. Tax Act. As part of the transition to the new hybrid territorial tax system,

the U.S. Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $602 for the fiscal year ended June 30, 2018, comprised of an estimated repatriation tax charge of $3.8 billion (comprised of U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax benefit of $3.2 billion. The transitional impact was finalized during the fiscal year ended June 30, 2019, with no significant impact on income tax expense.
Any legislative changes, as well as any other new or proposed Treasury regulations to address questions that arise because of the U.S. Tax Act, may result in additional income tax impacts which could be material in the period any such changes are enacted.
The Global Intangible Low-Taxed Income ("GILTI") provision of the U.S. Tax Act requires the Company to include in its U.S. Income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to account for the tax effects of GILTI either as a current period expense when incurred, or to recognize deferred taxes for book and tax basis differences expected to reverse as GILTI in future years. We have elected to account for the tax effects of GILTI as a current period expense when incurred.
Earnings from continuing operations before income taxes consisted of the following:

Years ended June 30	2019	2018	2017
United States	$1,659	$9,277	$9,031
International	4,410	4,049	4,226
TOTAL	$6,069	$13,326	$13,257

Income taxes on continuing operations consisted of the following:

Years ended June 30	2019	2018	2017
CURRENT TAX EXPENSE
U.S. federal	$1,064	$3,965	$1,531
International	1,259	1,131	1,243
U.S. state and local	191	213	241
	2,514	5,309	3,015
DEFERRED TAX EXPENSE
U.S. federal	(296)	(1,989)	28
International and other	(115)	145	20
	(411)	(1,844)	48
TOTAL TAX EXPENSE	$2,103	$3,465	$3,063

Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company

A reconciliation of the U.S. federal statutory income tax rate to our actual income tax rate on continuing operations is provided below:

Years ended June 30	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	28.1%	35.0%
Country mix impacts of foreign operations	(0.5)%	(4.7)%	(6.8)%
Changes in uncertain tax positions	(0.3)%	(0.3)%	(2.0)%
Excess tax benefits from the exercise of stock options	(3.8)%	(0.4)%	(1.3)%
Goodwill impairment	22.8%	—%	—%
Net transitional impact of U.S. Tax Act	—%	4.5%	—%
Other	(4.5)%	(1.2)%	(1.8)%
EFFECTIVE INCOME TAX RATE	34.7%	26.0%	23.1%

Country mix impacts of foreign operations includes the effects of foreign subsidiaries' earnings taxed at rates other than the U.S. statutory rate, the U.S. tax impacts of non-U.S. earnings repatriation and any net impacts of intercompany transactions. Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions. Excess tax benefits from the exercise of stock options reflect the excess of actual tax benefits received on employee exercise of stock options and other share-based payments (which generally equals the income taxable to the employee) over the amount of tax benefits that were calculated at the grant dates of such instruments.
Tax costs charged to shareholders' equity totaled $80 for the year ended June 30, 2019. This primarily relates to the tax effects of Net Investment hedges and certain adjustments to pension obligations recorded in stockholders' equity. Tax benefits credited to shareholders' equity totaled $342 for the year ended June 30, 2018. This primarily relates to the tax effects of Net Investment hedges, partially offset by the impact of certain adjustments to pension obligations recorded in stockholders' equity.
Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax, for which a provisional charge has been recorded. This charge included taxes for all U.S. income taxes and for the related foreign withholding taxes for the portion of those earnings which are no longer considered indefinitely invested. We have not provided deferred taxes on approximately $27 billion of earnings that are considered permanently reinvested.

A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2019	2018	2017
BEGINNING OF YEAR	$470	$465	$857
Increases in tax positions for prior years	85	26	87
Decreases in tax positions for prior years	(94)	(38)	(147)
Increases in tax positions for current year	71	87	75
Settlements with taxing authorities	(37)	(45)	(381)
Lapse in statute of limitations	(27)	(20)	(22)
Currency translation	(2)	(5)	(4)
END OF YEAR	$466	$470	$465

Included in the total liability for uncertain tax positions at June 30, 2019 is $159 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40-50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $140, including interest and penalties.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2019, 2018 and 2017, we had accrued interest of $133, $99 and $100 and accrued penalties of $17, $15 and $20, respectively, which are not included in the above table. During the fiscal years ended June 30, 2019, 2018 and 2017, we recognized $40, $22 and $(62) in interest expense/(benefit) and $2, $5 and $0 in penalties expense, respectively. The net benefits recognized resulted primarily from the favorable resolution of tax positions for prior years.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49

Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2019	2018
DEFERRED TAX ASSETS
Pension and postretirement benefits	$1,591	$1,478
Loss and other carryforwards	1,007	1,067
Stock-based compensation	421	476
Fixed assets	232	223
Accrued marketing and promotion	334	223
Unrealized loss on financial and foreign exchange transactions	73	61
Inventory	41	35
Accrued interest and taxes	15	17
Advance payments	—	4
Other	931	699
Valuation allowances	(442)	(457)
TOTAL	$4,203	$3,826

DEFERRED TAX LIABILITIES
Goodwill and intangible assets	$6,506	$6,168
Fixed assets	1,413	1,276
Foreign withholding tax on earnings to be repatriated	239	244
Unrealized gain on financial and foreign exchange transactions	147	169
Other	351	161
TOTAL	$8,656	$8,018

Net operating loss carryforwards were $3.5 billion at June 30, 2019 and $3.5 billion at June 30, 2018. If unused, $1.0 billion will expire between 2019 and 2037. The remainder, totaling $2.5 billion at June 30, 2019, may be carried forward indefinitely.

NOTE 6
EARNINGS PER SHARE
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) by the weighted average number of common shares outstanding during the year. For fiscal years 2018 and 2017, Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the year. The diluted shares are determined using the treasury stock method on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and other stock-based awards (see Note 7) and the assumed conversion of preferred stock (see Note 8).
For fiscal year 2019, Diluted net earnings per common share do not include the assumed conversion of preferred stock because to do so would have been antidilutive, due to the lower Net earnings driven by the Shave Care impairment charges (see Note 4). Therefore, Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefit) by the diluted weighted average number of common shares outstanding during the year. The diluted shares are determined using the treasury stock method on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and other stock-based awards.

Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company

Net earnings per share were calculated as follows:

Years ended June 30	2019	2018	2017
CONSOLIDATED AMOUNTS	Total	Total	Continuing Operations	Discontinued Operations	Total
Net earnings	$3,966	$9,861	$10,194	$5,217	$15,411
Less: Net earnings attributable to noncontrolling interests	69	111	85	—	85
Net earnings attributable to P&G	3,897	9,750	10,109	5,217	15,326
Less: Preferred dividends, net of tax	263	265	247	—	247
Net earnings attributable to P&G available to common shareholders (Basic)	$3,634	$9,485	$9,862	$5,217	$15,079

Net earnings attributable to P&G available to common shareholders (Diluted)	$3,634	$9,750	$10,109	$5,217	$15,326

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,503.6	2,529.3	2,598.1	2,598.1	2,598.1
Add: Effect of dilutive securities
Impact of stock options and other unvested equity awards (1)	35.9	32.5	43.0	43.0	43.0
Conversion of preferred shares (2)	—	94.9	99.3	99.3	99.3
Diluted weighted average common shares outstanding	2,539.5	2,656.7	2,740.4	2,740.4	2,740.4

NET EARNINGS PER SHARE (3)
Basic	$1.45	$3.75	$3.79	$2.01	$5.80
Diluted	$1.43	$3.67	$3.69	$1.90	$5.59

(1)
Weighted average outstanding stock options of approximately 13 million in 2019, 48 million in 2018 and 20 million in 2017 were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the assumed proceeds upon exercise would have exceeded the market value of the underlying common shares).

(2)
Despite being included in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035. In fiscal year 2019, weighted average outstanding preferred shares of 90 million were not included in the Diluted net earnings per share calculation because to do so would have been antidilutive, due to lower Net earnings driven by the Shave Care impairment charges (see Note 4).

(3)	Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

NOTE 7
STOCK-BASED COMPENSATION
We have two primary stock-based compensation programs under which we annually grant stock option, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors.
In our main long-term incentive program, key managers can elect to receive options or RSUs. All options vest after three years and have a 10-year life. Exercise prices on options are set equal to the market price of the underlying shares on the date of the grant. Effective in fiscal year 2017, RSUs vest and settle in shares of common stock three years from the grant date. RSUs granted prior to fiscal year 2017 vest and settle in shares of common stock five years from the grant date.
Senior-level executives participate in an additional long-term incentive program that awards PSUs, which are paid in shares after the end of a three-year performance period subject to pre-established performance goals. Effective in fiscal year 2019, we added a Relative Total Shareholder Return (R-TSR) modifier to the PSU, under which the number of shares ultimately granted is also impacted by the Company's actual shareholder return relative to our consumer products competitive peer set.
In addition to these long-term incentive programs, we award RSUs to the Company's non-employee directors and make other minor stock option and RSU grants to employees for which the terms are not substantially different from our long-term incentive awards.
A total of 185 million shares of common stock were authorized for issuance under the stock-based compensation plan approved by shareholders in 2014, of which 41 million shares remain available for grant.
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

Years ended June 30	2019	2018	2017 (1)
Stock options	$246	$220	$216
RSUs and PSUs	269	175	150
Total stock-based expense	$515	$395	$366

Income tax benefit	$101	$87	$111

(1)	Includes amounts related to discontinued operations, which are not material.
We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Years ended June 30	2019			2018			2017
Interest rate	2.5	-	2.7%	1.9	-	2.9%	0.8	-	2.6%
Weighted average interest rate	2.6%			2.8%			2.6%
Dividend yield	3.0%			3.1%			3.2%
Expected volatility	17%			18%			15%
Expected life in years	9.2			9.2			9.6

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
A summary of options outstanding under the plans as of June 30, 2019 and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contract-ual Life in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	205,654	$74.21
Granted	13,451	95.78
Exercised	(53,670)	62.99
Forfeited/expired	(694)	81.58
OUTSTANDING, END OF YEAR	164,741	$79.59	5.6	$4,951
EXERCISABLE	110,504	$75.07	4.2	$3,822

The following table provides additional information on stock options:

Years ended June 30	2019	2018	2017
Weighted average grant-date fair value of options granted	$13.60	$11.89	$10.45
Intrinsic value of options exercised	1,770	500	1,334
Grant-date fair value of options that vested	180	209	246
Cash received from options exercised	3,381	1,245	2,630
Actual tax benefit from options exercised	221	127	421

At June 30, 2019, there was $174 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.9 years.
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2019 and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2018	5,376	$77.17	1,385	$84.08
Granted	1,970	96.74	555	112.83
Vested	(1,685)	78.40	(642)	91.40
Forfeited	(168)	79.67	(3)	92.72
Non-vested at June 30, 2019	5,493	$84.00	1,295	$92.98

At June 30, 2019, there was $261 of compensation cost that has not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 2.0 years. The total grant date fair value of shares vested was $205, $175 and $163 in 2019, 2018 and 2017, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution

Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company

expense was $272, $292 and $270 in 2019, 2018 and 2017, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 14% of total participants' annual wages and salaries in 2019, 2018 and 2017.
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

Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Years ended June 30	2019	2018	2019	2018
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$15,658	$16,160	$4,778	$5,187
Service cost	259	280	101	112
Interest cost	339	348	187	177
Participants' contributions	12	13	76	73
Amendments	9	12	—	(231)
Net actuarial loss/(gain)	1,587	(722)	37	(308)
Acquisitions/(divestitures)	49	—	—	—
Special termination benefits	13	8	8	7
Currency translation and other	(283)	148	20	5
Benefit payments	(606)	(589)	(243)	(244)
BENEFIT OBLIGATION AT END OF YEAR (3)	$17,037	$15,658	$4,964	$4,778

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$11,267	$10,829	$3,259	$3,831
Actual return on plan assets	739	553	1,918	(481)
Acquisitions/(divestitures)	4	—	—	—
Employer contributions	178	406	31	33
Participants' contributions	12	13	76	73
Currency translation and other	(212)	55	(1)	(3)
ESOP debt impacts (4)	—	—	56	50
Benefit payments	(606)	(589)	(243)	(244)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$11,382	$11,267	$5,096	$3,259
FUNDED STATUS	$(5,655)	$(4,391)	$132	$(1,519)

(1)	Primarily non-U.S.-based defined benefit retirement plans.

(2)	Primarily U.S.-based other postretirement benefit plans.

(3)	For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

(4)	Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53

	Pension Benefits		Other Retiree Benefits
As of June 30	2019	2018	2019	2018
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$19	$420	$1,257	$—
Current liabilities	(52)	(43)	(27)	(24)
Noncurrent liabilities	(5,622)	(4,768)	(1,098)	(1,495)
NET AMOUNT RECOGNIZED	$(5,655)	$(4,391)	$132	$(1,519)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$5,062	$3,787	$874	$2,366
Prior service cost/(credit)	214	244	(424)	(478)
NET AMOUNTS RECOGNIZED IN AOCI	$5,276	$4,031	$450	$1,888

The accumulated benefit obligation for all defined benefit pension plans was $15,790 and $14,370 as of June 30, 2019 and 2018, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consisted of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
As of June 30	2019	2018	2019	2018
Projected benefit obligation	$11,604	$8,467	$16,304	$8,962
Accumulated benefit obligation	10,711	7,573	15,096	7,974
Fair value of plan assets	6,026	3,740	10,630	4,150

Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits				Other Retiree Benefits
Years ended June 30	2019	2018	2017		2019	2018	2017
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost	$259	$280	$310	(1)	$101	$112	$133	(1)
Interest cost	339	348	300		187	177	175
Expected return on plan assets	(732)	(751)	(675)		(447)	(451)	(431)
Amortization of net actuarial loss	225	295	375		66	69	122
Amortization of prior service cost/(credit)	26	28	28		(48)	(41)	(45)
Amortization of net actuarial loss/prior service cost due to settlements and curtailments	9	—	186	(2)	—	—	16	(2)
Special termination benefits	13	8	4		8	7	21	(2)
GROSS BENEFIT COST/(CREDIT)	139	208	528		(133)	(127)	(9)
Dividends on ESOP preferred stock	—	—	—		(28)	(37)	(45)
NET PERIODIC BENEFIT COST/(CREDIT)	$139	$208	$528		$(161)	$(164)	$(54)
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$1,580	$(524)			$(1,434)	$624
Prior service cost/(credit) - current year	9	12			—	(231)
Amortization of net actuarial loss	(225)	(295)			(66)	(69)
Amortization of prior service (cost)/credit	(26)	(28)			48	41
Amortization of net actuarial loss/prior service costs due to settlements and curtailments	(9)	—			—	—
Currency translation and other	(84)	73			14	(3)
TOTAL CHANGE IN AOCI	1,245	(762)			(1,438)	362
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	$1,384	$(554)			$(1,599)	$198

(1)	Service cost includes amounts related to discontinued operations in fiscal year ended June 30, 2017, which are not material.

(2)
For fiscal year ended June 30, 2017, amortization of net actuarial loss/prior service cost due to settlement and curtailments and $18 of the special termination benefits are included in Net earnings from discontinued operations.

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company

The service cost component of the net periodic benefit cost is included in the Consolidated Statements of Earnings in Cost of products sold and SG&A, unless otherwise noted. All other components are included in the Consolidated Statements of Earnings in Other non-operating income/(expense), net, unless otherwise noted.
Amounts expected to be amortized from AOCI into net periodic benefit cost during the year ending June 30, 2020, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$344	$68
Prior service cost/(credit)	25	(48)

Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
As of June 30	2019	2018	2019	2018
Discount rate	1.9%	2.5%	3.7%	4.2%
Rate of compensation increase	2.6%	2.6%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.6%	6.6%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2026	2025

(1)	Determined as of end of fiscal year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30, were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2019	2018	2017	2019	2018	2017
Discount rate	2.5%	2.4%	2.1%	4.2%	3.9%	3.6%
Expected return on plan assets	6.6%	6.8%	6.9%	8.3%	8.3%	8.3%
Rate of compensation increase	2.6%	3.0%	2.9%	N/A	N/A	N/A

(1)	Determined as of beginning of fiscal year.
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
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on the total service and interest cost components	$60	$(45)
Effect on the accumulated postretirement benefit obligation	755	(619)

Plan Assets. Our investment objective for defined benefit retirement plan assets is to meet the plans' benefit obligations and to improve plan self-sufficiency for future benefit obligations. The investment strategies focus on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. Target ranges for asset allocations are determined by assessing different investment risks and matching the actuarial projections of the plans' future liabilities and benefit payments with current as well as expected long-term rates of return on the assets, taking into account investment return volatility and correlations across asset classes. Plan assets are diversified across several investment managers and are generally

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55

invested in liquid funds that are selected to track broad market equity and bond indices. Investment risk is carefully controlled with plan assets rebalanced to target allocations on a periodic basis and with continual monitoring of investment managers' performance relative to the investment guidelines established with each investment manager.Our target asset allocation for the year ended June 30, 2019, and actual asset allocation by asset category as of June 30, 2019 and 2018, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2019	2018	2019	2018
Cash	—%	2%	1%	2%	3%	1%
Debt securities	67%	3%	63%	59%	2%	4%
Equity securities	33%	95%	36%	39%	95%	95%
TOTAL	100%	100%	100%	100%	100%	100%

The following tables set forth the fair value of the Company's plan assets as of June 30, 2019 and 2018 segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles). Company stock listed as Level 1 in the hierarchy represents Company common stock; Level 2 represents preferred shares which are valued based on the value of Company common stock. The majority of our Level 3 pension assets are insurance contracts. Their fair values are based on their cash equivalent or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs, including credit risk and interest rate curves. There was no significant activity within the Level 3 pension and other retiree benefits plan assets during the years presented. Investments valued using net asset value as a practical expedient are primarily equity and fixed income collective funds. These assets are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2019	2018	Fair Value Hierarchy Level	2019	2018
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$47	$136	1	$111	$5
Company stock (1)		—	—	1 & 2	4,836	3,092
Other (2)	1, 2 & 3	378	400	1	1	4
TOTAL ASSETS IN THE FAIR VALUE HEIRARCHY		425	536		4,948	3,101
Investments valued at net asset value		10,957	10,731		148	158
TOTAL ASSETS AT FAIR VALUE		$11,382	11,267		$5,096	3,259

(1)	Company stock is net of ESOP debt discussed below.

(2)
The Company's other pension plan assets measured at fair value are generally classified as Level 3 within the fair value hierarchy. There are no material other pension plan asset balances classified as Level 1 or Level 2 within the fair value hierarchy.

Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2020, is $156 and $39, respectively. For the defined benefit retirement plans, this is comprised of $94 in expected benefit payments from the Company directly to participants of unfunded plans and $62 of expected contributions to funded plans. For other retiree benefit plans, this is comprised of $27 in expected benefit payments from the Company directly to participants of unfunded plans and $12 of expected contributions to funded plans. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements.

Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2020	$518	$191
2021	536	203
2022	549	214
2023	574	224
2024	583	233
2025 - 2029	3,220	1,283

Amounts in millions of dollars except per share amounts or as otherwise specified.

56 The Procter & Gamble Company

Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $42 remain outstanding at June 30, 2019. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.90 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $876 are outstanding at June 30, 2019. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $2.90 per share. The liquidation value is $12.96 per share.
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
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2019	2018	2017
Allocated	31,600	34,233	36,488
Unallocated	3,259	4,117	5,060
TOTAL SERIES A	34,859	38,350	41,548

Allocated	26,790	25,895	25,378
Unallocated	26,471	28,512	30,412
TOTAL SERIES B	53,261	54,407	55,790

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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2019, was not material. The Company has not been required to post collateral as a result of these contractual features.
Interest Rate Risk Management
Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk in a cost-efficient manner, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional amount.
We designate certain interest rate swaps that meet specific accounting criteria as fair value hedges. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings. Historically, we had certain interest

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57

rate swaps designated as cash flow hedges. For the years ended June 30, 2019 and 2018, we did not have any such contracts outstanding.
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
Historically, we had utilized foreign currency swaps to offset the effect of exchange rate fluctuations on intercompany loans denominated in foreign currencies; these swaps were accounted for as cash flow hedges. For the years ended June 30, 2019 and 2018, we did not have any such contracts outstanding.
Net Investment Hedging
We hedge certain net investment positions in foreign subsidiaries. To accomplish this, we either borrow directly in foreign currencies and designate all or a portion of the foreign currency debt as a hedge of the applicable net investment position or we enter into foreign currency swaps that are designated as hedges of net investments. Changes in the fair value of these instruments are recognized in the Foreign Currency Translation component of OCI and offset the change in the value of the net investment being hedged. The time value component of the net investment hedge currency swaps is excluded from the assessment of hedge effectiveness. Changes in the fair value of the swap, including changes in the fair value of the excluded time value component, are recognized in OCI and offset the value of the underlying net assets. The time value component is subsequently reported in income on a systematic basis.
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility related to anticipated purchases of certain of these materials, we have historically, on a limited basis, used futures and options with maturities generally less than one year and swap contracts with maturities up to five years. As of and during the years ended June 30, 2019 and 2018, we did not have any commodity hedging activity.

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
When active market quotes are not available for financial assets and liabilities, we use industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of our Level 3 instruments is estimated as the net present value of expected future cash flows based on external inputs.
The following table sets forth the Company's financial assets as of June 30, 2019 and 2018 that were measured at fair value on a recurring basis during the period:

	Fair Value Asset
As of June 30	2019	2018
Investments:
U.S. government securities	$3,648	$5,544
Corporate bond securities	2,400	3,737
Other investments	169	141
TOTAL	$6,217	$9,422

Investment securities are presented in Available-for-sale investment securities and Other noncurrent assets. The amortized cost of the U.S. government securities with maturities less than one year was $100 and $2,003 as of June 30, 2019 and 2018, respectively. The amortized cost of the U.S. government securities with maturities between one and five years was $3,556 and $3,659 as of June 30, 2019 and 2018, respectively. The amortized cost of corporate bond securities with maturities of less than a year was $1,347 and $1,291 as of June 30, 2019 and 2018, respectively. The amortized cost of corporate bond securities with maturities between one and five years was $1,057 and $2,503 as of

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company

June 30, 2019 and 2018, respectively. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. Within cash and     cash equivalents, we have money market funds of $2,956 and $1,516 as of June 30, 2019 and 2018, respectively. These funds are classified as Level 1 within the fair value hierarchy. There are no other material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.

The fair value of long-term debt was $25,378 and $23,402 as of June 30, 2019 and 2018, respectively. This includes the current portion of debt instruments ($3,390 and $1,769 as of June 30, 2019 and 2018, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2019 and 2018 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2019	2018	2019	2018	2019	2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,721	$4,587	$177	$125	$(1)	$(53)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$3,157	$1,848	$35	$41	$(24)	$(75)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$10,878	$6,435	$212	$166	$(25)	$(128)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,431	$7,358	$27	$30	$(20)	$(56)

TOTAL DERIVATIVES AT FAIR VALUE	$17,309	$13,793	$239	$196	$(45)	$(184)

All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7,860 and $4,639 as of June 30, 2019 and 2018, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $17,154 and $15,012 as of June 30, 2019 and 2018, respectively. The increase in the notional balance of interest rate fair value hedges is due to additional swaps in the current period driven by the favorable Euro swap curve.  The increase in the notional balance of the net investment hedges, including the debt instruments designated as net investment hedges, is primarily driven by the increase in foreign currency net assets as a result of the Merck acquisition.
All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years ended June 30, 2019 and 2018.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Years ended June 30	2019	2018
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$47	$(187)
(1) For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $70 and $138 for the fiscal year ended June 30, 2019 and 2018, respectively.

(2)
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $299 and $(391), as of June 30, 2019 and 2018, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2019	2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$104	$(106)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$54	$(1)

The gain/(loss) on the derivatives in fair value hedging relationships is fully offset by the mark-to-market impact of the related exposure. These are both recognized in the Consolidated Statement of Earnings in Interest Expense. The gain/(loss) on derivatives not designated as hedging instruments is substantially offset by the currency mark-to-market of the related exposure. These are both recognized in the Consolidated Statements of Earnings in SG&A. To the extent we have any derivatives used for cash flow hedging relationships, the gain/(loss) reclassified from AOCI into earnings on such derivatives would be recognized in the same period during which the related item affects earnings, typically in SG&A.
NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2019	2018
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$3,388	$1,772
Commercial paper	6,183	7,761
Other	126	890
TOTAL	$9,697	$10,423
Short-term weighted average interest rates (1)	0.5%	0.7%

(1)	Short-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.

As of June 30	2019	2018
LONG-TERM DEBT
1.75% USD note due October 2019	$600	$600
1.90% USD note due November 2019	550	550
0.28% JPY note due May 2020	929	903
1.90% USD note due October 2020	600	600
4.13% EUR note due December 2020	682	698
9.36% ESOP debentures due 2019-2021 (1)	228	327
1.85% USD note due February 2021	600	600
1.70% USD note due November 2021	875	875
2.00% EUR note due November 2021	852	873
2.30% USD note due February 2022	1,000	1,000
2.15% USD note due August 2022	1,250	1,250
2.00% EUR note due August 2022	1,137	1,164
3.10% USD note due August 2023	1,000	1,000
1.13% EUR note due November 2023	1,421	1,455
0.50% EUR note due October 2024	568	582
0.63% EUR note due October 2024	909	—
2.70% USD note due February 2026	600	600
2.45% USD note due November 2026	875	875
4.88% EUR note due May 2027	1,137	1,164
2.85% USD note due August 2027	750	750
1.20% EUR note due October 2028	909	—
1.25% EUR note due October 2029	568	582
5.55% USD note due March 2037	763	763
1.88% EUR note due October 2038	568	—
3.50% USD note due October 2047	600	600
Capital lease obligations	33	107
All other long-term debt	3,779	4,717
Current portion of long-term debt	(3,388)	(1,772)
TOTAL	$20,395	$20,863
Long-term weighted average interest rates (2)	2.4%	2.5%

(1)	Debt issued by the ESOP is guaranteed by the Company and is recorded as debt of the Company, as discussed in Note 8.

(2)	Long-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.
Long-term debt maturities during the next five fiscal years are as follows:

Years ending June 30	2020	2021	2022	2023	2024
Debt maturities	$3,388	$2,009	$2,840	$2,465	$2,461

The Procter & Gamble Company fully and unconditionally guarantees the registered debt and securities issued by its 100% owned finance subsidiaries.

Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company

NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Pension and Other Retiree Benefits	Foreign Currency Translation	Total AOCI
BALANCE at JUNE 30, 2017	$(25)	$(4,397)	$(10,210)	$(14,632)
OCI before reclassifications (1)	(141)	74	(305)	(372)
Amounts reclassified from AOCI into the Consolidated Statement of Earnings (2)	(7)	260	—	253
Net current period OCI	(148)	334	(305)	(119)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	(5)	3	(2)
BALANCE at JUNE 30, 2018	(173)	(4,058)	(10,518)	(14,749)
OCI before reclassifications (3)	167	(43)	(213)	(89)
Amounts reclassified from AOCI into the Consolidated Statement of Earnings (4)	17	212	—	229
Net current period OCI	184	169	(213)	140
Reclassification to retained earnings in accordance with ASU 2018-02 (5)	—	(308)	(18)	(326)
Less: Other comprehensive income/(loss) attributable to non-controlling interests		1	—	1
BALANCE at JUNE 30, 2019	$11	$(4,198)	$(10,749)	$(14,936)

(1)
Net of tax (benefit) / expense of $0, $(23) and $(279) for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively, for the period ended June 30, 2018.

(2)
Net of tax (benefit) / expense of $0, $91 and $0 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively, for the period ended June 30, 2018.

(3)
Net of tax (benefit) / expense of $0, $(44) and $78 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively, for the period ended June 30, 2019.

(4)
Net of tax (benefit) / expense of $0, $66, $0 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively, for the period ended June 30, 2019.

(5)	Adjustment made to early adopt ASU 2018-02: "Reclassification of Certain Effects from Accumulated Other Comprehensive Income," as discussed in Note 1.
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•
Pension and other retiree benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs (see Note 8 for additional details).

•
Foreign currency translation: this number includes financial statement translation and net investment hedges. See Note 9 for classification of gains and losses from hedges in the Consolidated Statements of Earnings.

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

The Procter & Gamble Company 61

Purchase Commitments and Operating Leases
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ending June 30	2020	2021	2022	2023	2024	There-after
Purchase obligations	$633	$221	$176	$87	$106	$268

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
We also lease certain property and equipment for varying periods. Future minimum rental commitments under non-cancelable operating leases are as follows:

Years ending June 30	2020	2021	2022	2023	2024	There-after
Operating leases	$255	$213	$162	$166	$134	$288

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
NOTE 13
DISCONTINUED OPERATIONS
During the year ended June 30, 2017, the Company completed the divestiture of four product categories to Coty, Inc. (“Coty”). The divestiture included 41 of the Company's beauty brands (“Beauty Brands”), including the global salon professional hair care and color, retail hair color, cosmetics and a majority of the fine fragrance businesses, along with select hair styling brands. The form of the divestiture transaction was a Reverse Morris Trust split-off, in which P&G shareholders were given the election to exchange their P&G shares for shares of a new corporation that held the Beauty Brands (Galleria Co.), and then immediately exchange those shares for Coty shares. The value P&G received in the transaction was $11.4 billion. The value was comprised of 105 million shares of common stock of the Company, which were tendered by shareholders of the Company and exchanged for the Galleria Co. shares, valued at approximately $9.4 billion, and the assumption of $1.9 billion of debt by Galleria Co. The shares tendered in the transaction were reflected as an addition to treasury stock and the cash received related to the debt assumed by Coty was reflected as an investing activity in the Consolidated Statement of Cash Flows. The Company recorded an after-tax gain on the final transaction of $5.3 billion, net of transaction and related costs.
Two of the fine fragrance brands, Dolce & Gabbana and Christina Aguilera, were excluded from the divestiture. These brands were subsequently divested at amounts that approximated their adjusted carrying values.
In accordance with applicable accounting guidance for the disposal of long-lived assets, the results of the Beauty Brands are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the year ended June 30, 2017. The Beauty Brands were historically part of the Company's Beauty reportable segment.

The following is selected financial information included in Net earnings from discontinued operations for the Beauty Brands:

Beauty Brands
Years ended June 30	2017
Net sales	$1,159
Cost of products sold	450
Selling, general and administrative expense	783
Interest expense	14
Other non-operating income/(expense), net	16
Loss from discontinued operations before income taxes	(72)
Income taxes on discontinued operations	46
Gain on sale of business before income taxes	5,197
Income tax expense/(benefit) on sale of business (1)	(138)
Net earnings from discontinued operations	$5,217

(1)	The income tax benefit of the Beauty Brands divestiture represents the reversal of underlying deferred tax balances partially offset by current tax expense related to the transaction.

Amounts in millions of dollars except per share amounts or as otherwise specified.

62 The Procter & Gamble Company

The following is selected financial information included in cash flows from discontinued operations for the Beauty Brands:

Beauty Brands
Years ended June 30	2017
NON-CASH OPERATING ITEMS
Depreciation and amortization	$24
Deferred income tax benefit	(649)
Gain on sale of businesses	5,210
Net increase in accrued taxes	93
CASH FLOWS FROM OPERATING ACTIVITIES
Cash taxes paid	$418
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$38

NOTE 14
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

Amounts in millions	November 30, 2018
Current assets	$419
Property, plant and equipment	121
Intangible assets	2,143
Goodwill	2,138
Other non-current assets	143
Total Assets Acquired	$4,964

Current liabilities	$233
Deferred income taxes	767
Non-current liabilities	87
Total Liabilities Acquired	$1,087

Noncontrolling Interest (1)	$169

Net Assets Acquired	$3,708

(1)	Represents a 48% minority ownership interest in the Merck India company.
We have preliminarily estimated the fair value of Merck OTC’s identifiable intangible assets as $2.1 billion. The preliminary allocation of identifiable intangible assets and their average useful lives is as follows:

Amounts in millions	Estimated Fair Value	Avg Remaining Useful Life
Intangible Assets with Determinable Lives
Brands	$701	14
Patents and technology	162	10
Customer relationships	334	20
Total	$1,197	15

Intangible Assets with Indefinite Lives
Brands	946
Total Intangible Assets	$2,143

The majority of the intangible valuation relates to brand intangibles. Our preliminary assessment as to brand intangibles that have an indefinite life and those that have a definite life was based on a number of factors, including competitive environment, market share, brand history, product life cycles, operating plan and the macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brand intangibles include Neurobion and Dolo Neurobion. The definite-lived brand intangibles primarily include regional or local brands. The definite-lived brand intangibles have estimated lives ranging from 10 to 20 years. The technology intangibles are related to R&D and manufacturing know-how; these intangibles have a 10-year estimated life. The customer relationships intangibles have a 20-year estimated life and reflect the historical and projected attrition rates for Merck OTC’s relationships with health care professionals, retailers and distributors.
The acquisition resulted in $2.1 billion in goodwill, of which approximately $180 million is expected to be deductible for tax purposes. All of this goodwill was allocated to the Health Care Segment.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 63

NOTE 15
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sep 30	Dec 31	Mar 31	Jun 30	Total Year
NET SALES	2018-2019	$16,690	$17,438	$16,462	$17,094	$67,684
	2017-2018	16,653	17,395	16,281	16,503	66,832
OPERATING INCOME	2018-2019	3,554	3,896	3,229	(5,192)	5,487
	2017-2018	3,648	3,919	3,209	2,587	13,363
GROSS MARGIN	2018-2019	49.2%	48.9%	48.8%	47.7%	48.6%
	2017-2018	50.3%	49.9%	48.5%	45.0%	48.5%
NET EARNINGS/(LOSS):
Net earnings/(loss)	2018-2019	3,211	3,216	2,776	(5,237)	3,966
	2017-2018	2,870	2,561	2,540	1,890	9,861
Net earnings/(loss) attributable to Procter and Gamble	2018-2019	3,199	3,194	2,745	(5,241)	3,897
	2017-2018	2,853	2,495	2,511	1,891	9,750
DILUTED NET EARNINGS/(LOSS) PER COMMON SHARE (1) (2)	2018-2019	$1.22	$1.22	$1.04	$(2.12)	$1.43
	2017-2018	1.06	0.93	0.95	0.72	3.67

(1)	Diluted net earnings per share is calculated on Net earnings attributable to Procter & Gamble.

(2)
Diluted net earnings/(loss) per share in each quarter is computed using the weighted average number of shares outstanding during that quarter while Diluted net earnings/(loss) per share for the full year is computed using the weighted average number of shares outstanding during the year.  In the quarter ended June 30, 2019, the Company reported a Net loss attributable to P&G, driven by the Shave Care impairment charges discussed in Note 4.  This caused certain of our equity instruments to be antidilutive for the full year (preferred shares) and for the quarter ended June 30, 2019 (preferred shares and equity awards). Because these securities were dilutive during the first three quarters of this fiscal year, the sum of the four quarters' Diluted net earnings/(loss) per share will not equal the full-year Diluted net earnings per common share.

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

64 The Procter & Gamble Company

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following member of the Audit Committee is independent and is an Audit Committee financial expert as defined by SEC rules: Ms. Patricia A. Woertz (Chair).
The information required by this item is incorporated by reference to the following sections of the 2019 Proxy Statement filed pursuant to Regulation 14A: the section entitled Election of Directors; the subsection of the Corporate Governance section entitled Board Meetings and Committees of the Board; the subsection of the Corporate Governance section entitled Code of Ethics; the subsections of the Other Matters section entitled Director Nominations for Inclusion in the 2020 Proxy Statement and entitled Shareholder Recommendations of Board Nominees and Committee Process for Recommending

Board Nominees; and the section entitled Delinquent Section 16(a) Reports. Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2019 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board and entitled Compensation Committee Interlocks and Insider Participation; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2019. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Options	164,812,514	$79.5921		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	11,579,025	N/A		(1)
TOTAL	176,391,539	$79.5921	(2)

(1)
Of the plans listed above, only The Procter & Gamble 2014 Stock and Incentive Compensation Plan allow for future grants of securities. The maximum number of shares that may be granted under this plan is 185 million shares. Stock options and stock appreciation rights are counted on a one for one basis while full value awards (such as RSUs and PSUs) will be counted as 5 shares for each share awarded. Total shares available for future issuance under this plan is 41 million.

(2)	Weighted average exercise price of outstanding options only.

Additional information required by this item is incorporated by reference to the 2019 Proxy Statement filed pursuant to Regulation 14A, beginning with the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the subsection entitled Delinquent Section 16(a) Reports.
Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the following sections of the 2019 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Director Independence, Review and Approval of Transactions with Related Persons, and Compensation Committee Interlocks and Insider Participation.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2019 Proxy Statement

The Procter & Gamble Company 65

filed pursuant to Regulation 14A: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.

•	Management's Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Consolidated Statements of Earnings - for years ended June 30, 2019, 2018 and 2017

•	Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2019, 2018 and 2017

•	Consolidated Balance Sheets - as of June 30, 2019 and 2018

•	Consolidated Statements of Shareholders' Equity - for years ended June 30, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows - for years ended June 30, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
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

(4-2) -	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument defining the rights of holders of the Company’s long-term debt.

(4-3) -	Description of the Company’s Common Stock+

(4-4) -	Description of the Company’s 0.625% Notes due 2024, 1.200% Notes due 2028, and 1.875% Notes due 2038. +

(4-5) -	Description of the Company’s 4.125% EUR notes due December 2020, 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033. +

(4-6) -	Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029. +

(4-7) -	Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029. +

(4-8) -	Description of the Company’s 1.125% Notes due 2023. +

(4-9) -	Description of the Company’s 0.275% Notes due 2020. +

(4-10) -	Description of the Company’s 2.000% Notes due 2021. +

(4-11) -	Description of the Company’s 2.000% Notes due 2022. +

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018; and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2013).

66 The Procter & Gamble Company

(10-2) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-4) -
Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-27) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015). *

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-6) -
Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2018); related correspondence and terms and conditions. +

(10-7) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended), which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-8) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2018) +.

(10-9) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-10) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-10) -
Company's Forms of Separation Agreement & Release +; Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-2)) of the Company's Form 10-Q for the quarter ended March 31, 2018).

(10-11) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2018).

(10-12) -
The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-13) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-13) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-14) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-14) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-15) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-15) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-16) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-16) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-17) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-17) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-18) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-19) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-20) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018). *

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013). *

(10-22) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2018); related correspondence and terms and conditions. +

The Procter & Gamble Company 67

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-24) -
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

(10-25) -
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

68 The Procter & Gamble Company

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ DAVID S. TAYLOR
(David S. Taylor) Chairman of the Board, President and Chief Executive Officer
August 6, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. TAYLOR (David S. Taylor)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 6, 2019

/s/ JON R. MOELLER (Jon R. Moeller)	Vice Chairman, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	August 6, 2019

/s/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Controller and Treasurer and Executive Vice President - Company Transition Leader (Principal Accounting Officer)	August 6, 2019

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Director	August 6, 2019

/s/ ANGELA F. BRALY (Angela F. Braly)	Director	August 6, 2019

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 6, 2019

/s/ SCOTT D. COOK (Scott D. Cook)	Director	August 6, 2019

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 6, 2019

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 6, 2019

/s/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 6, 2019

/s/ NELSON PELTZ (Nelson Peltz)	Director	August 6, 2019

/s/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 6, 2019

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 6, 2019

The Procter & Gamble Company 69

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

(4-2) -	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument defining the rights of holders of the Company’s long-term debt.

(4-3) -	Description of the Company’s Common Stock+

(4-4) -	Description of the Company’s 0.625% Notes due 2024, 1.200% Notes due 2028, and 1.875% Notes due 2038. +

(4-5) -	Description of the Company’s 4.125% EUR Notes due December 2020, 4.875% EUR Notes due May 2027, 6.250% GBP Notes due January 2030, and 5.250% GBP Notes due January 2033. +

(4-6) -	Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029. +

(4-7) -	Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029. +

(4-8) -	Description of the Company’s 1.125% Notes due 2023. +

(4-9) -	Description of the Company’s 0.275% Notes due 2020. +

(4-10) -	Description of the Company’s 2.000% Notes due 2021. +

(4-11) -	Description of the Company’s 2.000% Notes due 2022. +

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018; and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-2) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-4) -
Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-27) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-5) -
The Procter & Gamble 1993 Non-Employee Directors' Stock Plan (as amended September 10, 2002), which was originally adopted by the shareholders at the annual meeting on October 11, 1994 (Incorporated by reference to Exhibit (10-5) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-6) -
Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended December 31, 2018); related correspondence and terms and conditions. +

(10-7) -
The Procter & Gamble 2003 Non-Employee Directors' Stock Plan (as amended), which was originally adopted by the shareholders at the annual meeting on October 14, 2003, and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-8) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2018).

(10-9) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-10) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-10) -
Company's Forms of Separation Agreement & Release +; Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-2)) of the Company's Form 10-Q for the quarter ended March 31, 2018).

(10-11) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2018).

(10-12) -
The Gillette Company 2004 Long-Term Incentive Plan (as amended on August 14, 2007) (Incorporated by reference to Exhibit (10-13) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

70 The Procter & Gamble Company

(10-13) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-14) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-14) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-15) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-15) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-16) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-16) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-17) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-17) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-18) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-19) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).

(10-20) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-21) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).

(10-22) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2018); related correspondence and terms and conditions. +

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-24) -
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

(10-25) -
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