Form 10-Q
period 2019-09-30
PROCTER & GAMBLE Co
filed 2019-10-22
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
OR

☐	False	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)

Ohio	OH	1-434	31-0411980
(State of Incorporation)		(Commission File Number)	(I.R.S. Employer Identification Number)
One Procter & Gamble Plaza		Cincinnati	OH
One Procter & Gamble Plaza, Cincinnati, Ohio			45202
(Address of principal executive offices)			(Zip Code)
(513) 983-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	NYSE
4.125% EUR notes due December 2020	PG20A	NYSE
0.275% Notes due 2020	PG20	NYSE
2.000% Notes due 2021	PG21	NYSE
2.000% Notes due 2022	PG22B	NYSE
1.125% Notes due 2023	PG23A	NYSE
0.500% Notes due 2024	PG24A	NYSE
0.625% Notes due 2024	PG24B	NYSE
1.375% Notes due 2025	PG25	NYSE
4.875% EUR notes due May 2027	PG27A	NYSE
1.200% Notes due 2028	PG28	NYSE
1.250% Notes due 2029	PG29B	NYSE
1.800% Notes due 2029	PG29A	NYSE
6.250% GBP notes due January 2030	PG30	NYSE
5.250% GBP notes due January 2033	PG33	NYSE
1.875% Notes due 2038	PG38	NYSE
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	False
		Emerging growth company	☐	False
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑ False
There were 2,493,812,048 shares of Common Stock outstanding as of September 30, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2019	2018
NET SALES	$17,798	$16,690
Cost of products sold	8,723	8,484
Selling, general and administrative expense	4,785	4,652
OPERATING INCOME	4,290	3,554
Interest expense	(108)	(129)
Interest income	58	53
Other non-operating income, net	103	462
EARNINGS BEFORE INCOME TAXES	4,343	3,940
Income taxes	726	729
NET EARNINGS	3,617	3,211
Less: Net earnings attributable to noncontrolling interests	24	12
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,593	$3,199

NET EARNINGS PER SHARE (1)
Basic	$1.41	$1.26
Diluted	$1.36	$1.22

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,647.5	2,612.1

(1)	Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30
Amounts in millions	2019	2018
NET EARNINGS	$3,617	$3,211
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(540)	(209)
Unrealized gains/(losses) on investment securities	(5)	(5)
Unrealized gains/(losses) on defined benefit retirement plans	179	152
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(366)	(62)
TOTAL COMPREHENSIVE INCOME	3,251	3,149
Less: Total comprehensive income attributable to noncontrolling interests	20	8
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,231	$3,141

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2019	June 30, 2019
Assets
CURRENT ASSETS
Cash and cash equivalents			$9,304	$4,239
Available-for-sale investment securities			—	6,048
Accounts receivable			5,143	4,951
INVENTORIES
Materials and supplies			1,394	1,289
Work in process			656	612
Finished goods			3,415	3,116
Total inventories			5,465	5,017
Prepaid expenses and other current assets			2,013	2,218
TOTAL CURRENT ASSETS			21,925	22,473
PROPERTY, PLANT AND EQUIPMENT, NET			20,901	21,271
GOODWILL			39,605	40,273
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			24,002	24,215
OTHER NONCURRENT ASSETS			7,625	6,863
TOTAL ASSETS			$114,058	$115,095

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$10,951	$11,260
Accrued and other liabilities			9,950	9,054
Debt due within one year			9,352	9,697
TOTAL CURRENT LIABILITIES			30,253	30,011
LONG-TERM DEBT			20,161	20,395
DEFERRED INCOME TAXES			6,325	6,899
OTHER NONCURRENT LIABILITIES			10,335	10,211
TOTAL LIABILITIES			67,074	67,516
SHAREHOLDERS’ EQUITY
Preferred stock			915	928
Common stock – shares issued –	September 2019	4,009.2
	June 2019	4,009.2	4,009	4,009
Additional paid-in capital			63,949	63,827
Reserve for ESOP debt retirement			(1,112)	(1,146)
Accumulated other comprehensive income/(loss)			(15,298)	(14,936)
Treasury stock			(102,510)	(100,406)
Retained earnings			96,625	94,918
Noncontrolling interest			406	385
TOTAL SHAREHOLDERS’ EQUITY			46,984	47,579
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$114,058	$115,095

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Three Months Ended September 30, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								3,593	24	3,617
Other comprehensive income/(loss)						(362)			(4)	(366)
Dividends and dividend equivalents ($0.7459 per share):
Common								(1,874)		(1,874)
Preferred, net of tax benefits								(65)		(65)
Treasury stock purchases	(25,405)						(3,000)			(3,000)
Employee stock plans	13,050			120			885			1,005
Preferred stock conversions	1,416		(13)	2			11			—
ESOP debt impacts					34			53		87
Noncontrolling interest, net									1	1
BALANCE SEPTEMBER 30, 2019	2,493,812	$4,009	$915	$63,949	($1,112)	($15,298)	($102,510)	$96,625	$406	$46,984

	Three Months Ended September 30, 2018
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								3,199	12	3,211
Other comprehensive income/(loss)						(58)			(4)	(62)
Dividends and dividend equivalents ($0.7172 per share):
Common								(1,791)		(1,791)
Preferred, net of tax benefits								(66)		(66)
Treasury stock purchases	(15,690)						(1,252)			(1,252)
Employee stock plans	7,368			20			500			520
Preferred stock conversions	1,637		(16)	3			13			—
ESOP debt impacts					27			48		75
Noncontrolling interest, net				(158)					(303)	(461)
BALANCE SEPTEMBER 30, 2018	2,491,408	$4,009	$951	$63,711	($1,177)	($15,133)	($99,956)	$99,831	$268	$52,504

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2019	2018
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$4,239	$2,569
OPERATING ACTIVITIES
Net earnings	3,617	3,211
Depreciation and amortization	723	643
Share-based compensation expense	110	102
Deferred income taxes	(586)	34
Gain on sale of assets	(2)	(361)
Changes in:
Accounts receivable	(261)	(475)
Inventories	(549)	(494)
Accounts payable, accrued and other liabilities	1,151	933
Other operating assets and liabilities	(35)	(84)
Other	1	58
TOTAL OPERATING ACTIVITIES	4,169	3,567
INVESTING ACTIVITIES
Capital expenditures	(1,079)	(1,080)
Proceeds from asset sales	6	9
Acquisitions, net of cash acquired	—	(237)
Purchases of short-term investments	—	(158)
Proceeds from sales and maturities of investment securities	6,151	649
Change in other investments	1	(48)
TOTAL INVESTING ACTIVITIES	5,079	(865)
FINANCING ACTIVITIES
Dividends to shareholders	(1,932)	(1,853)
Change in short-term debt	(61)	24
Treasury stock purchases	(3,000)	(1,252)
Impact of stock options and other	875	425
TOTAL FINANCING ACTIVITIES	(4,118)	(2,656)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(65)	(70)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,065	(24)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,304	$2,545

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies
On July 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)." The new accounting standard required the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. We elected the optional transition method and adopted the new guidance on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, we elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The adoption did not have a material impact on our financial statements, resulting in an increase of approximately 1% to each of our total assets and total liabilities on our balance sheet as of July 1, 2019. See Note 10 for further information.
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
3. Segment Information
Under U.S. GAAP, our operating segments are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric & Home Care and 5) Baby, Feminine & Family Care. Our five reportable segments are comprised of:

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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2019	2018
Fabric Care	23%	23%
Baby Care	11%	12%
Home Care	10%	10%
Hair Care	10%	10%
Skin and Personal Care	10%	9%
Family Care	9%	9%
Oral Care	7%	8%
Shave Care	7%	8%
Feminine Care	6%	6%
Personal Health Care	5%	3%
Other	2%	2%
Total	100%	100%

(1)	% of Net sales by operating segment excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2019	$3,552	$1,092	$874
	2018	3,289	947	759
Grooming	2019	1,531	426	353
	2018	1,562	417	340
Health Care	2019	2,221	540	401
	2018	1,845	440	332
Fabric & Home Care	2019	5,832	1,338	1,028
	2018	5,488	1,144	877
Baby, Feminine & Family Care	2019	4,567	1,134	871
	2018	4,390	902	692
Corporate	2019	95	(187)	90
	2018	116	90	211
Total Company	2019	$17,798	$4,343	$3,617
	2018	16,690	3,940	3,211

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2019	$12,985	$12,881	$7,972	$1,855	$4,580	$40,273
Acquisitions and divestitures	(1)	—	(53)	—	—	(54)
Translation and other	(222)	(159)	(153)	(18)	(62)	(614)
Goodwill at September 30, 2019	$12,762	$12,722	$7,766	$1,837	$4,518	$39,605

Goodwill from current year acquisitions and divestitures primarily reflects opening balance sheet adjustments from the prior year acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) in the Health Care reportable segment (see Note 12), along with adjustments from a prior year Beauty acquisition.
Identifiable intangible assets at September 30, 2019 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,452	$(5,443)
Intangible assets with indefinite lives	20,993	—
Total identifiable intangible assets	$29,445	$(5,443)

Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of determinable lived intangible assets for the three months ended September 30, 2019 and 2018 was $96 and $73, respectively.
Goodwill and indefinite lived intangible assets are not amortized, but are tested annually for impairment. The test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a second step (the step two testing) to determine the implied fair value of the reporting unit's goodwill. The step two testing of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment.
The business unit valuations used to test goodwill and intangible assets for impairment are dependent on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment, margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. Our annual impairment testing for goodwill and indefinite lived intangible assets occurs during the three months ended December 31.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. The Appliances wholly-acquired reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the year ended June 30, 2019.  The underlying reductions in fair values were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets. As a result of the impairment determined by the step two testing, the Shave Care fair value exceeded the carrying value by approximately 20% as of June 30, 2019. Because the impairment testing for intangible assets is a one step process, the Gillette indefinite-lived intangible asset fair value approximated its carrying value at that date.  As a result, the Gillette indefinite-lived intangible asset is more susceptible to future impairment risk.

Amounts in millions of dollars unless otherwise specified.

The most significant assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans, and approximates expected long term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Based on developments in the macroeconomic environment during the quarter ended September 30, 2019, the discount rate utilized in our annual impairment testing for goodwill and indefinite lived intangible assets during the three months ended December 31 will likely decline, resulting in an increase in the implied fair value estimates. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill and indefinite-lived intangibles. As of September 30, 2019, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.4 billion and $14.1 billion, respectively.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite lived intangible asset, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis point increase to discount rate or a 25 basis point decrease to our shorter-term and residual growth rates.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate
Shave Care goodwill reporting unit	(5)%	(6)%
Gillette indefinite-lived intangible asset	(5)%	(5)%

Amounts in millions of dollars unless otherwise specified.

5. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated using the treasury stock method, on the basis of the weighted average number of common shares outstanding plus the dilutive effect of stock options and other stock-based awards and the assumed conversion of preferred stock.
Net earnings per share were as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2019	2018
Net earnings	$3,617	$3,211
Less: Net earnings attributable to noncontrolling interests	24	12
Net earnings attributable to P&G (Diluted)	3,593	3,199
Preferred dividends	(65)	(66)
Net earnings attributable to P&G available to common shareholders (Basic)	$3,528	$3,133

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,504.0	2,495.8
Add: Effect of dilutive securities
Conversion of preferred shares (1)	87.4	91.9
Impact of stock options and other unvested equity awards (2)	56.1	24.4
Diluted weighted average common shares outstanding	2,647.5	2,612.1

NET EARNINGS PER SHARE (3)
Basic	$1.41	$1.26
Diluted	$1.36	$1.22

(1)
Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.

(2)
Weighted average outstanding stock options of approximately 1 million and 69 million for the three months ended September 30, 2019 and 2018 were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).

(3)	Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended September 30
	2019	2018
Share-based compensation expense	$110	$102
Net periodic benefit cost for pension benefits (1)	40	28
Net periodic benefit cost/(credit) for other retiree benefits (1)	(52)	(41)

(1)
The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for these interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2019.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2019.
Other investments had a fair value of $62 and $169 as of September 30, 2019 and June 30, 2019, respectively, and are presented in Other noncurrent assets. During the three months ended September 30, 2019, the Company sold all of its existing U.S. government securities and corporate bond securities. Such securities were presented in Available-for-sale investment securities at June 30, 2019, and had fair values of $3,648 and $2,400, respectively. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. Cash equivalents were $7,955 and $2,956 as of September 30, 2019 and June 30, 2019, respectively, and are classified as Level 1 within the fair value hierarchy. There are no other material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $25,196 and $25,378 as of September 30, 2019 and June 30, 2019, respectively. This includes the current portion of debt instruments ($3,291 and $3,390 as of September 30, 2019 and June 30, 2019, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2019 and June 30, 2019 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2019	June 30, 2019	September 30, 2019	June 30, 2019	September 30, 2019	June 30, 2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,524	$7,721	$266	$177	$—	$(1)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$3,309	$3,157	$104	$35	$(16)	$(24)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$10,833	$10,878	$370	$212	$(16)	$(25)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,196	$6,431	$19	$27	$(49)	$(20)

TOTAL DERIVATIVES AT FAIR VALUE	$17,029	$17,309	$389	$239	$(65)	$(45)

All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7,756 and $7,860 as of September 30, 2019 and June 30, 2019, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $16,995 and $17,154 as of September 30, 2019 and June 30, 2019, respectively. Changes in the fair value of net investment hedges are recognized in the Foreign Currency Translation component of Other comprehensive income (OCI). All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.

Amounts in millions of dollars unless otherwise specified.

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30
	2019	2018
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$113	$(43)

(1)
For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $19 and $14 for the three months ended September 30, 2019 and 2018, respectively.

(2)
In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income/(loss) (AOCI) for such instruments was $609 and $207, for the three months ended September 30, 2019 and 2018, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2019	2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$90	$(24)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(97)	$(2)

The gain/(loss) on the derivatives in fair value hedging relationships is fully offset by the mark-to-market impact of the related exposure. These are both recognized in the Consolidated Statements of Earnings in Interest expense. The gain/(loss) on derivatives not designated as hedging instruments is substantially offset by the currency mark-to-market of the related exposure. These are both recognized in the Consolidated Statements of Earnings in Selling, general and administrative expense (SG&A).
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in AOCI, including the reclassifications out of AOCI by component:

	Investment Securities	Pension and Other Retiree Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2019	$11	$(4,198)	$(10,749)	$(14,936)
OCI before reclassifications (1)	(3)	104	(540)	(439)
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	(2)	75	—	73
Net current period OCI	(5)	179	(540)	(366)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	(4)	(4)
Balance at September 30, 2019	$6	$(4,019)	$(11,285)	$(15,298)

(1)	Net of tax expense/(benefit) of $0, $51 and $170 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively.

(2)	Net of tax expense/(benefit) of $0, $20 and $0 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively.
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statements of Earnings:

•	Investment securities: amounts reclassified from AOCI into Other non-operating income, net.

•	Pension and other retiree benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs.

Amounts in millions of dollars unless otherwise specified.

9. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually.
In fiscal 2017 the Company announced specific elements of a multi-year productivity and cost savings plan to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. This program is expected to result in incremental enrollment reductions, along with further optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three month period ended September 30, 2019, the Company incurred total restructuring charges of $93. Approximately $70 of these charges were recorded in Cost of products sold and approximately $22 of these charges were recorded in SG&A. The remainder of these charges were recorded in Other non-operating income, net. The following table presents restructuring activity for the three months ended September 30, 2019:

	Reserve Balance	Three Months Ended September 30, 2019			Reserve Balance
	June 30, 2019	Charges	Cash Spent	Charges Against Assets	September 30, 2019
Separations	$280	$34	$(60)	$—	$254
Asset-related costs	—	45	—	(45)	—
Other costs	188	14	(25)	—	177
Total	$468	$93	$(85)	$(45)	$431

Separation Costs
Employee separation charges for the three month period ended September 30, 2019 relate to severance packages for approximately 180 employees. The packages were primarily voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

Three Months Ended September 30, 2019
Beauty	$8
Grooming	18
Health Care	12
Fabric & Home Care	4
Baby, Feminine & Family Care	20
Corporate (1)	31
Total Company	$93

(1)	Corporate includes costs related to allocated overheads, including charges related to our Market Operations, Global Business Services and Corporate Functions activities.

Amounts in millions of dollars unless otherwise specified.

10. Leases
The Company determines whether a contract contains a lease at the inception of a contract by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We lease certain real estate, machinery, equipment, vehicles and office equipment for varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate our lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. The Company does not have any material financing lease or sublease activities.
The Company incurred lease expense for operating leases of $85 for the three months ended September 30, 2019. Total cash paid related to leases during the three months ended September 30, 2019 was $71, including amounts expensed and amounts capitalized. Commitments related to finance leases are not material. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the Consolidated Balance Sheets. Lease expense for such short-term leases is not material. The most significant assets in our leasing portfolio relate to real estate and vehicles. For purposes of calculating lease liabilities for such leases, we have combined lease and non-lease components.
The right-of-use assets obtained in exchange for new lease liabilities was $9 for the three months ended September 30, 2019.
Supplemental balance sheet and other information related to leases is as follows:

September 30, 2019
Operating leases:
Other noncurrent assets	$887

Accrued and other liabilities	263
Other noncurrent liabilities	630
Total operating lease liabilities	$893

Weighted average remaining lease term:
Operating leases	7 years

Weighted average discount rate:
Operating leases	4.3%

At September 30, 2019, future payments of operating lease liabilities were as follows:

Operating Leases
September 30, 2019
1 year	$263
2 years	177
3 years	158
4 years	134
5 years	114
Over 5 years	218
Total lease payments	1,064
Less: Interest	(171)
Present value of lease liabilities	$893

Amounts in millions of dollars unless otherwise specified.

As of June 30, 2019, minimum lease payments under non-cancelable operating leases by fiscal year were expected to be:

Operating Leases
June 30, 2019
2020	$263
2021	209
2022	165
2023	141
2024	121
After 2024	244
Total lease payments	$1,143

11. Commitments and Contingencies
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40–50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $140, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2019.

Amounts in millions of dollars unless otherwise specified.

12. Merck Acquisition
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
The following table presents the preliminary allocation of purchase price related to the Merck OTC business as of the date of acquisition. The preliminary allocation of the purchase price is based on the best estimates of management and is subject to revision based on final determination of fair values of the assets and liabilities acquired, which will be finalized during the quarter ended December 31, 2019, as we complete our analysis of the underlying assets and acquired liabilities, such as pensions, litigation cases, environmental issues and tax positions.

Amounts in millions	November 30, 2018
Current assets	$420
Property, plant and equipment	121
Intangible assets	2,134
Goodwill	2,085
Other non-current assets	209
Total assets acquired	$4,969

Current liabilities	$233
Deferred income taxes	764
Non-current liabilities	95
Total liabilities acquired	$1,092

Noncontrolling interest (1)	$169

Net assets acquired	$3,708

(1)	Represents a 48% minority ownership interest in the Merck India company.
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
We have preliminarily estimated the fair value of Merck OTC’s identifiable intangible assets as $2.1 billion. The preliminary allocation of identifiable intangible assets and their average useful lives is as follows:

Amounts in millions	Estimated Fair Value	Avg Remaining Useful Life
Intangible assets with determinable lives
Brands	$701	14
Patents and technology	162	10
Customer relationships	325	20
Total	$1,188	15

Intangible assets with indefinite lives
Brands	946
Total intangible assets	$2,134

Amounts in millions of dollars unless otherwise specified.

The majority of the intangible valuation relates to brand intangibles. Our preliminary assessment as to brand intangibles that have an indefinite life and those that have a definite life was based on a number of factors, including competitive environment, market share, brand history, product life cycles, operating plan and the macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brand intangibles include Neurobion and Dolo Neurobion. The definite-lived brand intangibles primarily include regional or local brands. The definite-lived brand intangibles have estimated lives ranging from 10 to 20 years. The technology intangibles are related to R&D and manufacturing know-how; these intangibles have a 10 year estimated life. The customer relationships intangibles have a 20 year estimated life and reflect the historical and projected attrition rates for Merck OTC’s relationships with health care professionals, retailers and distributors.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors,” and "Notes 4 and 11 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to affect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions (including the United Kingdom’s decision to leave the European Union) and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, antitrust, data protection, tax, environmental, and accounting and financial reporting) and to resolve pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; and (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled “Economic Conditions and Uncertainties” and the section titled “Risk Factors” (Part II, Item 1A) of this Form 10-Q.

The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying notes.
The MD&A is organized in the following sections:

•	Overview

•	Summary of Results – Three Months Ended September 30, 2019

•	Economic Conditions and Uncertainties

•	Results of Operations – Three Months Ended September 30, 2019

•	Business Segment Discussion – Three Months Ended September 30, 2019

•	Liquidity and Capital Resources

•	Reconciliation of Measures Not Defined by U.S. GAAP
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
OVERVIEW
P&G is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories, primarily through mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores, high-frequency stores and pharmacies. We also sell direct to consumers. We have on-the-ground operations in approximately 70 countries.
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

The table below provides detail on our reportable segments, including the product categories and brand composition within each segment.

Reportable Segments	Product Categories (Sub-Categories)	Major Brands
Beauty	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
	Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, SK-II, Secret
Grooming	Grooming (1) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Gillette, Venus
Health Care	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care)	Metamucil, Neurobion, Pepto Bismol, Vicks
Fabric & Home Care	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
	Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
	Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
	Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs

(1)	The Grooming product category is comprised of the Shave Care and Appliances operating segments.
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2019 (excluding net sales and net earnings in Corporate):

	Three Months Ended September 30, 2019
	Net Sales	Net Earnings
Beauty	20%	25%
Grooming	9%	10%
Health Care	12%	11%
Fabric & Home Care	33%	29%
Baby, Feminine & Family Care	26%	25%
Total Company	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2019 versus the three months ended September 30, 2018:

•
Net sales increased 7% to $17.8 billion, driven by a 20% increase in Health Care, a high single digits increase in Beauty and mid-single digits increases in Fabric & Home Care and Baby, Feminine & Family Care, partially offset by a low single digit decline in Grooming. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 7%, driven by a double digits increase in Beauty, high single digits increases in Health Care and Fabric & Home Care, a mid-single digit increase in Baby, Feminine & Family Care and a low single digit increase in Grooming.

•
Unit volume increased 5%, with organic volume up 4%. Volume increased high teens in Health Care, mid-single digits in Fabric & Home Care, and low single digits in Beauty and in Baby, Feminine & Family Care. Volume decreased low single digits in Grooming. Excluding the impacts of the Merck OTC acquisition, organic volume increased mid-single digits in Health Care.

•
Net earnings were $3.6 billion, an increase of $0.4 billion or 13% versus the prior year due to the increase in net sales, an increase in operating margin and a reduction in the current year income tax rate, partially offset by the base period gain on dissolution of the PGT Healthcare partnership.

•	Net earnings attributable to Procter & Gamble increased $0.4 billion or 12% versus the prior year to $3.6 billion.

•	Diluted net earnings per share increased 11% to $1.36 due primarily to the increase in net earnings.

•
Core net earnings attributable to Procter & Gamble, which represents net earnings excluding incremental restructuring charges in both periods and the base period gain on the dissolution of the PGT Healthcare partnership, increased 24% to $3.6 billion. Core net earnings per share increased 22% to $1.37 due primarily to the increase in Core net earnings.

•
Operating cash flow was $4.2 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $3.3 billion. Adjusted free cash flow productivity was 91%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest in the Middle East, Central & Eastern Europe, Greater China and the Korean peninsula, economic uncertainty related to the execution of the United Kingdom's exit from the European Union, political instability in certain Latin American markets and overall economic slowdowns, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular, certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. If we are unable to manage commodity fluctuations through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, in 2012 we initiated overhead and supply chain cost improvement projects. In fiscal 2017, we communicated specific elements of an additional multi-year cost reduction program which is resulting in enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In four of the past five fiscal years, as well as the current year, the U.S. dollar has strengthened versus a number of foreign currencies leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, China and the United Kingdom have previously had, and could in the future have, a significant impact on our sales, costs and earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales and profits.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the U.S. Tax Act enacted in December 2017, and the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jursidictional taxing rights. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and future potential changes. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2019.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2019
The following discussion provides a review of results for the three months ended September 30, 2019 versus the three months ended September 30, 2018.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2019	2018	% Chg
Net sales	$17,798	$16,690	7%
Operating income	4,290	3,554	21%
Net earnings	3,617	3,211	13%
Net earnings attributable to Procter & Gamble	3,593	3,199	12%
Diluted net earnings per common share	1.36	1.22	11%
Core net earnings per common share	1.37	1.12	22%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2019	2018	Basis Pt Chg
Gross profit	51.0%	49.2%	180
Selling, general & administrative expense	26.9%	27.9%	(100)
Operating income	24.1%	21.3%	280
Earnings before income taxes	24.4%	23.6%	80
Net earnings	20.3%	19.2%	110
Net earnings attributable to Procter & Gamble	20.2%	19.2%	100
Net Sales
Net sales for the quarter increased 7% to $17.8 billion including a 2% negative impact from foreign exchange. Unit volume increased 5%. Excluding the impacts of acquisitions and divestitures, organic volume increased 4%. Increased pricing had a 1% favorable impact to net sales. Mix was a 2% positive impact to net sales, driven by disproportionate organic growth of Japan, Skin & Personal Care and Personal Health Care categories, all of which have higher than company average selling prices. Volume increased high teens in Health Care, increased mid-single digits in Fabric & Home Care and increased low single digits in Beauty and in Baby, Feminine & Family Care. Volume decreased low-single digits in Grooming. Excluding the impacts of the Merck OTC acquisition, Health Care organic volume increased mid-single digits. On a regional basis, volume growth was driven by high single digits increases in Latin America and in Asia Pacific, primarily due to inventory build by retailers in Japan in advance of a VAT increase effective October 2019, and mid-single digits increases in North America, Europe, Greater China, and India, Middle East and Africa (IMEA). Excluding the impact of minor acquisitions and divestitures, organic volume increased mid-single digits in Latin America and increased low single digits in Greater China, Europe and IMEA. Organic sales increased 7% on a 4% increase in organic volume.

	Net Sales Change Drivers 2019 vs. 2018 (Three Months Ended September 30) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (1)	Net Sales Growth (2)
Beauty	3%	3%	(2)%	3%	4%	—%	8%
Grooming	(1)%	(1)%	(2)%	1%	—%	—%	(2)%
Health Care	17%	6%	(2)%	1%	2%	2%	20%
Fabric & Home Care	6%	6%	(1)%	—%	1%	—%	6%
Baby, Feminine & Family Care	2%	2%	(1)%	2%	1%	—%	4%
Total Company	5%	4%	(2)%	1%	2%	1%	7%
(1)    Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
(2)    Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
Operating Costs
Gross margin increased 180 basis points to 51.0% of net sales for the quarter. Gross margin benefited from:

•	90 basis points of gross manufacturing cost savings projects (80 basis points net of product and packaging reinvestments),

•	70 basis points of positive pricing impacts,

•	40 basis points of lower commodity costs, and

•	50 basis points of other benefits
These benefits were partially offset by a 10 basis point decline from unfavorable foreign exchange and a 50 basis point net decline from unfavorable product mix (primarily mix within segments due to the growth of lower margin product forms and large sizes in certain categories and due to the disproportionate growth of the Fabric Care category which is one of our largest categories and has lower than company-average margins).
Total SG&A spending increased 3% to $4.8 billion due to increases in marketing spending and overhead costs, partially offset by a reduction in other operating costs. SG&A as a percentage of net sales decreased 100 basis points to 26.9% due to a decrease in overhead, marketing spending and other operating costs as a percentage of net sales. Marketing spending as a percentage of net sales decreased 20 basis points due to the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, partially offset by reinvestments in media and other marketing spending. Overhead costs as a percentage of net sales decreased 30 basis points driven by the positive scale impacts of the net sales increase, productivity savings and lower restructuring charges versus the base period, partially offset by inflation, higher incentive compensation costs and other cost increases. Other net operating costs as a percentage of net sales decreased 50 basis points due to a reduction in foreign exchange transaction charges and gains from legal settlements. Productivity-driven cost savings delivered 70 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $108 million for the quarter, a decrease of $21 million versus the prior year period due to a decrease in average debt balances. Interest income was $58 million for the quarter, a $5 million increase versus the prior year period due to an increase in higher yield investment securities balances. Other non-operating income was $103 million, a decrease of $359 million due to the base period gain from the dissolution of the PGT Healthcare partnership.
Income Taxes
For the three months ended September 30, 2019 the effective tax rate decreased 180 basis points versus the prior year period to 16.7% due to:

•	a 150 basis-point reduction from increased excess tax benefits of share-based compensation (200 basis points in the current year versus 50 basis points in the prior year),

•	a 120 basis-point reduction from a non-recurring tax benefit arising from a simplification of our legal entity structure,

•	a 90 basis-point reduction from favorable impacts from geographic mix of earnings,

•	partially offset by a 180 basis-point increase related to the prior year tax impact of the gain on the dissolution of the PGT Healthcare partnership.
Net Earnings
Operating income increased $736 million, or 21% to $4.3 billion due to the net sales increase, the increase in gross margins and the reduction in SG&A as a percentage of sales, all of which are described above. Net earnings increased $406 million or 13% to $3.6 billion due to the increase in operating income and the lower tax rates as described above, partially offset by the base period gain on the PGT Healthcare partnership dissolution. Foreign exchange had a negative impact of $50 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $394 million or 12% to $3.6 billion for the quarter. Diluted net earnings per share increased 11% to $1.36. Core net earnings per share increased 22% to $1.37. Core net earnings per share represents diluted net earnings per share excluding the incremental restructuring charges in both periods related to our productivity and cost savings plans and the gain on dissolution of the PGT Healthcare partnership in the base period.

Amounts in millions of dollars unless otherwise specified.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2019
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three months period ended September 30, 2019 is provided based on a comparison to the same three months period ended September 30, 2018. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three months ended September 30, 2019 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2019
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,552	8%	$1,092	15%	$874	15%
Grooming	1,531	(2)%	426	2%	353	4%
Health Care	2,221	20%	540	23%	401	21%
Fabric & Home Care	5,832	6%	1,338	17%	1,028	17%
Baby, Feminine & Family Care	4,567	4%	1,134	26%	871	26%
Corporate	95	N/A	(187)	N/A	90	N/A
Total Company	$17,798	7%	$4,343	10%	$3,617	13%
Beauty
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Beauty net sales increased 8% to $3.6 billion during the first fiscal quarter on a 3% increase in unit volume. Favorable product mix added 4% to net sales due to the disproportionate growth of the Skin and Personal Care category, including the super-premium SK-II brand, which has higher than segment average selling prices. Higher pricing increased net sales by 3%. Unfavorable foreign exchange impacts reduced net sales by 2%. Organic sales increased 10%. Global market share of the Beauty segment increased 0.3 points. Volume growth was driven by a mid-single digit increase in North America, Asia Pacific, Latin America and IMEA and a low single digits increase in Europe. The volume increase in Asia Pacific was primarily driven by an increase in retailer inventories in Japan prior to a VAT increase in October 2019.

•
Volume in Hair Care increased low single digits. Increased volume was driven by mid-single digits growth in North America, Asia Pacific, Europe, Latin America and IMEA (due to product innovation, market growth and Japan retailer inventory increase), partially offset by a low single digits decline in Greater China due to competitive activities. Excluding the impact of minor brand acquisitions, volume increased low single digits in North America. Global market share of the Hair Care category was unchanged.

•
Volume in Skin and Personal Care increased mid-single digits. Volume increased in all regions, led by a high single digits increase in Greater China and mid-single digits increases in North America and Latin America driven by premium innovation. Global market share of the Skin and Personal Care category increased more than half a point.

Net earnings increased 15% to $874 million due to the increase in net sales and a 150 basis-point increase in net earnings margin. The net earnings margin increased primarily due to a reduction in SG&A as a percentage of sales, along with an increase in gross margin. The gross margin increase was primarily driven by increased pricing, partially offset by negative foreign exchange impacts and other hurts related to new manufacturing startup costs. The reduction in SG&A as a percentage of sales was primarily due to the positive scale impacts of the net sales increase.
Grooming
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Grooming net sales decreased 2% to $1.5 billion during the first fiscal quarter on a 1% decrease in unit volume. Unfavorable foreign exchange had a negative 2% impact on net sales. Pricing had a positive 1% impact on net sales. Organic sales increased 1%. Global market share of the Grooming segment decreased 0.4 points. The volume decrease was driven by a high single digits decline in North America, partially offset by a mid-single digits increase in Greater China and a low single digits increase in Latin America.

•
Shave Care volume decreased low single digits. The volume decrease was driven by a high single digits decline in North America due to competitive activity, partially offset by a mid-single digits increase in Greater China and low single digit increases in Latin America and Asia Pacific due to product innovation. Global market share of the Shave Care category was unchanged.

•
Volume in Appliances decreased mid-single digits. A decline of more than 20% in Asia Pacific (due to market contraction, competitive activities and a reduction in trade inventories), was partially offset by mid-single digit volume increase in Greater China due to innovation. Global market share of the Appliances category was unchanged.

Net earnings increased 4% to $353 million due to a 130 basis-point increase in net earnings margin, partially offset by the reduction in net sales. Net earnings margin increased primarily due to a reduction in SG&A as a percentage of net sales and a reduction in effective tax rates, partially offset by a reduction in gross margin. Gross margin declined due to the negative impact of unfavorable mix (due to the growth of lower margin products), partially offset by the positive impacts of manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased primarily due to a favorable legal settlement in the current period and reduction in overhead costs due to productivity savings, partially offset by the negative scale impacts of the net sales decrease.
Health Care
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Health Care net sales increased 20% to $2.2 billion during the first fiscal quarter on a 17% increase in unit volume. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic sales increased 9% and organic volume increased 6%. Unfavorable foreign exchange impacts decreased net sales by 2%. Higher pricing increased net sales by 1%. Favorable mix increased net sales by 2% due to the disproportionate organic growth of premium products and the North America region which have higher than segment average margins. Global market share of the Health Care segment increased 0.3 points. Volume increased in all regions, led by over 20% growth in Europe, Latin America, IMEA and Asia Pacific and high single digits growth in North America. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased high single digits in IMEA and in Latin America and increased low single digits in Europe and in Asia Pacific.

•
Oral Care volume increased mid-single digits. Increased volume was driven by high teens growth in IMEA and high single digits growth in North America, Asia Pacific and Latin America due to innovation and market growth. Global market share of the Oral Care category increased nearly half a point.

•
Volume in Personal Health Care increased more than 50% versus the prior year period. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased high single digits. The organic volume increase was driven by over 20% growth in Europe and double digits growth in North America (due to innovation and higher retailer inventory build for the cough/cold season versus the year ago period), partially offset by double digit volume declines in Asia Pacific due to devaluation-related price increases. Global market share of the Personal Health Care category increased slightly.

Net earnings increased 21% to $401 million, primarily due to the increase in net sales. Net earnings margin increased 10 basis points as an increase in gross margin was largely offset by an increase in SG&A as a percentage of sales and an increase in income tax rates. The increase in gross margin was driven by the positive impacts of increased pricing and favorable mix due to the disproportionate growth of the North America region which has higher than segment-average margins, partially offset by the mix impact of the Merck OTC consumer healthcare acquisition. SG&A as a percentage of net sales increased primarily due to an increase in overheads and other operating expenses caused by the impact of the Merck OTC consumer healthcare acquisition, partially offset by the positive scale benefits of the net sales increase.
Fabric & Home Care
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Fabric & Home Care net sales increased 6% to $5.8 billion during the first fiscal quarter on a 6% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of premium products. Organic sales increased 8%. Global market share of the Fabric & Home Care segment increased 0.7 points. Volume growth was driven by double digit increases in Asia Pacific, Greater China and Latin America and mid-single digit increases in North America and Europe. The volume increase in Asia Pacific was partially driven by an increase in retailer inventories in Japan prior to a VAT increase in October 2019.

•
Fabric Care volume increased high single digits. Volume increased in all regions led by double digits growth in Asia Pacific, Greater China and Latin America, high single digits growth in North America and mid-single digits growth in Europe. Growth was driven by product innovation, market growth and the increase in Japan retailer inventories prior to a VAT increase. Global market share of the Fabric Care category increased half a point.

•
Home Care volume increased low single digits. Excluding the impact of minor brand divestitures, organic volume increased mid-single digits. Increased volume was driven by high single digits growth in Asia Pacific, mid-single digits growth in Europe and low single digits growth in North America. Volume grew behind product innovation and the increase in Japan retailer inventories prior to a VAT increase. Global market share of the Home Care category increased more than a point.

Net earnings increased 17% to $1.0 billion due to the increase in net sales and a 160 basis point increase in net earnings margin. The net earnings margin increase was primarily due to an increase in gross margin, along with a reduction in SG&A as a percentage of sales. The gross margin increase was driven by manufacturing cost savings and reduction in commodity costs. SG&A expense as a percentage of net sales was down due to the positive scale benefits of the net sales increase.
Baby, Feminine & Family Care
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Baby, Feminine & Family Care net sales increased 4% to $4.6 billion during the first fiscal quarter on a 2% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 1%. Higher pricing increased net sales by 2%. Positive mix increased net sales by 1% due to the disproportionate growth of premium products, which have higher than segment average margins. Organic sales increased 5%. Global market share of the Baby, Feminine & Family Care segment decreased 0.5 points. Volume growth was driven by a mid-teens increase in Asia Pacific and a mid-single digit increase in North America, partially offset by a low single digit decline in Europe and Latin America. Excluding the impact of minor brand acquisitions, organic volume increased low single digits in North America. The volume increase in Asia Pacific was primarily driven by an increase in retailer inventories in Japan prior to a VAT increase in October 2019.

•
Volume in Baby Care decreased low single digits. Volume decreased high single digits in Latin America and mid-single digits in Europe due to competitive activity, devaluation related price increases and category contraction in certain markets. This was partially offset by high teens volume increase in Asia Pacific due to the increase in Japan retailer inventories prior to the VAT increase, mid-single digit increase in Greater China, and low single digit increase in North America due to product innovation. Global market share of the Baby Care category decreased more than a point.

•
Volume in Feminine Care increased mid-single digits. Volume increased high single digits in IMEA and Latin America and increased mid-single digits in Europe due to product innovation and adult incontinence category growth. Global market share of the Feminine Care category was unchanged.

•
Volume in Family Care, which is predominantly a North American business, increased mid-single digits driven by product innovation, partially offset by volume declines due to price increases. North America share of the Family Care category decreased nearly half a point.

Net earnings increased 26% to $871 million due to the increase in net sales and a 330 basis point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin,along with a reduction in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings projects, increased pricing and a reduction in commodity costs, partially offset by negative foreign exchange impacts. SG&A as a percentage of net sales decreased due to reduced overhead costs, driven by productivity savings, partially offset by an increase in marketing spending as a percentage of net sales.
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
Corporate net sales decreased $21 million to $95 million for the quarter ended September 30, 2019. Corporate net earnings decreased $121 million in the quarter primarily due to the base period gain on the dissolution of the PGT Healthcare partnership, partially offset by lower restructuring charges versus the base period, lower foreign exchange transactional charges, lower interest expense and a decrease in effective tax rates, all of which have been described above.
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
The current productivity and cost savings plan will further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses.  As part of this plan, the Company incurred $1.8 billion in total before-tax restructuring costs across fiscal 2018 and fiscal 2019, with an additional amount of approximately $0.6 billion expected in fiscal 2020. This program is expected to result in additional enrollment reductions, along with further optimization of the supply chain and other manufacturing processes. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.

In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that yield additional benefits to our operating margins.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $4.2 billion of cash from operating activities fiscal year to date, an increase of $602 million versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $3.9 billion of operating cash flow. Working capital and other impacts generated $307 million of cash in the period. Accounts receivable increased, using $261 million of cash, primarily due to sales growth and to a lesser extent, the extension of customer payment terms for seasonal products. These increases were partially offset by the timing of the quarter-end (which fell on a Monday versus Sunday in the prior year end, resulting in greater collections). Inventory consumed $549 million of cash primarily to support business growth, holiday seasonality builds in certain categories and product initiatives. Accounts payable, accrued and other liabilities increased, generating $1.2 billion of cash. An increase in taxes payable drove approximately $900 million of the increase, including an approximate $500 million increase in taxes payable related to the integration of Merck, which had no impact on operating cash flows, as there was an equal and offsetting release of a deferred tax liability created on the acquisition of Merck. The remaining balance of the increase was primarily driven by an increase in payables to support the increase in inventory and to a lesser extent extended payment terms with our suppliers, partially offset by the payment of prior fiscal year incentive compensation. All other operating assets and liabilities used $35 million of cash.
Investing Activities
Investing activities generated $5.1 billion of cash fiscal year to date. Capital expenditures were $1.1 billion, or 6.1% of net sales. We received $6.2 billion of cash from sales and maturities of investment securities.
Financing Activities
Our financing activities used $4.1 billion of net cash fiscal year to date. We used $3.0 billion for treasury stock purchases, $1.9 billion for dividends and $61 million for debt repayments. Cash from the exercise of stock options and other impacts generated $875 million of cash.
As of September 30, 2019, our current liabilities exceeded current assets by $8.3 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Organic sales growth: Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions and divestitures and foreign exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. This measure is used in assessing achievement of management goals for at-risk compensation.
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
Adjusted free cash flow productivity: Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings. Management views adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, allocating financial resources and for budget planning purposes. This measure is also used in assessing the achievement of management goals for at-risk compensation. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
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
Gain on Dissolution of PGT Healthcare Partnership: The Company finalized the dissolution of our PGT Healthcare partnership, a venture between the Company and Teva Pharmaceuticals Industries, Ltd. (Teva) in the OTC consumer healthcare business, in the quarter ended September 30, 2018. The transaction was accounted for as a sale of the Teva portion of the PGT business and resulted in the Company recognizing an after-tax gain on the dissolution of $353 million.
We do not view the above items to be part of our sustainable results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.
Organic sales growth:

Three Months Ended September 30, 2019	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	8%	2%	—%	10%
Grooming	(2)%	2%	1%	1%
Health Care	20%	2%	(13)%	9%
Fabric & Home Care	6%	1%	1%	8%
Baby, Feminine & Family Care	4%	1%	—%	5%
Total Company	7%	2%	(2)%	7%
(1)    Includes rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Three Months Ended September 30, 2019
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$4,169	$(1,079)	$215	$3,305
Adjusted free cash flow productivity (dollar amounts in millions):

Three Months Ended September 30, 2019
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$3,305	$3,617	91%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2019
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,723	$(52)	$—	$8,671
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,785	22	—	4,807
OPERATING INCOME	4,290	30	—	4,320
INCOME TAX	726	1	—	727
NET EARNINGS ATTRIBUTABLE TO P&G	3,593	31	(1)	3,623
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.36	$0.01	$—	$1.37
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	24%
CORE EPS	22%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended September 30, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,484	$(46)	$—	$—	$8,438
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,652	(28)	—	1	4,625
OPERATING INCOME	3,554	74	—	(1)	3,627
INCOME TAX	729	6	(2)	1	734
NET EARNINGS ATTRIBUTABLE TO P&G	3,199	69	(353)	—	2,915
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.22	$0.03	$(0.14)	$0.01	$1.12
(1)    Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2019. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chairman of the Board, President and Chief Executive Officer, David S. Taylor, and the Company’s Vice Chairman, Chief Operating Officer and Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Taylor and Moeller have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Taylor and Moeller, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, and tax.

Item 1A.	Risk Factors
For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2019 - 7/31/2019	10,793,321	$114.19	8,720,696	(3)
8/01/2019 - 8/31/2019	8,496,790	$117.69	8,496,790	(3)
9/01/2019 - 9/30/2019	8,187,635	$122.14	8,187,635	(3)
Total	27,477,746	$117.64	25,405,121

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

(3)
On October 22, 2019, the Company stated that in fiscal year 2020 the Company expects to reduce outstanding shares through direct share repurchases at a value of $6 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

10-1	Summary of the Company’s Short Term Achievement Reward Program* +

10-2	The Procter & Gamble Performance Stock Program Summary* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

+	Filed herewith

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

THE PROCTER & GAMBLE COMPANY

October 22, 2019	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Controller and Treasurer, and Executive Vice President -
Company Transition Leader

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

10-1	Summary of the Company’s Short Term Achievement Reward Program +

10-2	The Procter & Gamble Performance Stock Program Summary +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

(1)
Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.