Form 10-Q
period 2019-12-31
PROCTER & GAMBLE Co
filed 2020-01-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
Yes ☐  No ☑ False
There were 2,469,452,884 shares of Common Stock outstanding as of December 31, 2019.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2019	2018	2019	2018
NET SALES	$18,240	$17,438	$36,038	$34,128
Cost of products sold	8,869	8,919	17,592	17,403
Selling, general and administrative expense	4,889	4,623	9,674	9,275
OPERATING INCOME	4,482	3,896	8,772	7,450
Interest expense	(100)	(138)	(208)	(267)
Interest income	36	63	94	116
Other non-operating income, net	114	95	217	557
EARNINGS BEFORE INCOME TAXES	4,532	3,916	8,875	7,856
Income taxes	789	700	1,515	1,429
NET EARNINGS	3,743	3,216	7,360	6,427
Less: Net earnings attributable to noncontrolling interests	26	22	50	34
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,717	$3,194	$7,310	$6,393

NET EARNINGS PER SHARE (1)
Basic	$1.47	$1.25	$2.88	$2.51
Diluted	$1.41	$1.22	$2.77	$2.44

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,630.1	2,623.0	2,638.8	2,617.6
(1) Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2019	2018	2019	2018
NET EARNINGS	$3,743	$3,216	$7,360	$6,427
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	392	(178)	(148)	(387)
Unrealized gains/(losses) on investment securities	(1)	58	(6)	53
Unrealized gains/(losses) on defined benefit retirement plans	(37)	98	142	250
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	354	(22)	(12)	(84)
TOTAL COMPREHENSIVE INCOME	4,097	3,194	7,348	6,343
Less: Total comprehensive income attributable to noncontrolling interests	24	23	44	31
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,073	$3,171	$7,304	$6,312

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2019	June 30, 2019
Assets
CURRENT ASSETS
Cash and cash equivalents			$6,279	$4,239
Available-for-sale investment securities			—	6,048
Accounts receivable			5,196	4,951
INVENTORIES
Materials and supplies			1,458	1,289
Work in process			632	612
Finished goods			3,431	3,116
Total inventories			5,521	5,017
Prepaid expenses and other current assets			1,921	2,218
TOTAL CURRENT ASSETS			18,917	22,473
PROPERTY, PLANT AND EQUIPMENT, NET			21,250	21,271
GOODWILL			39,998	40,273
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,980	24,215
OTHER NONCURRENT ASSETS			7,578	6,863
TOTAL ASSETS			$111,723	$115,095

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$10,781	$11,260
Accrued and other liabilities			10,230	9,054
Debt due within one year			9,153	9,697
TOTAL CURRENT LIABILITIES			30,164	30,011
LONG-TERM DEBT			18,985	20,395
DEFERRED INCOME TAXES			6,242	6,899
OTHER NONCURRENT LIABILITIES			10,424	10,211
TOTAL LIABILITIES			65,815	67,516
SHAREHOLDERS’ EQUITY
Preferred stock			911	928
Common stock – shares issued –	December 2019	4,009.2
	June 2019	4,009.2	4,009	4,009
Additional paid-in capital			64,019	63,827
Reserve for ESOP debt retirement			(1,112)	(1,146)
Accumulated other comprehensive income/(loss)			(14,942)	(14,936)
Treasury stock			(105,761)	(100,406)
Retained earnings			98,414	94,918
Noncontrolling interest			370	385
TOTAL SHAREHOLDERS’ EQUITY			45,908	47,579
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$111,723	$115,095

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Three Months Ended December 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2019	2,493,812	$4,009	$915	$63,949	($1,112)	($15,298)	($102,510)	$96,625	$406	$46,984
Net earnings								3,717	26	3,743
Other comprehensive income/(loss)						356			(2)	354
Dividends and dividend equivalents ($0.7459 per share):
Common								(1,863)		(1,863)
Preferred, net of tax benefits								(64)		(64)
Treasury stock purchases	(28,628)						(3,504)			(3,504)
Employee stock plans	3,681			69			250			319
Preferred stock conversions	588		(4)	1			3			—
ESOP debt impacts					—			(1)		(1)
Noncontrolling interest, net				—					(60)	(60)
BALANCE DECEMBER 31, 2019	2,469,453	$4,009	$911	$64,019	($1,112)	($14,942)	($105,761)	$98,414	$370	$45,908

	Six Months Ended December 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								7,310	50	7,360
Other comprehensive income/(loss)						(6)			(6)	(12)
Dividends and dividend equivalents ($1.4918 per share)
Common								(3,737)		(3,737)
Preferred, net of tax benefits								(129)		(129)
Treasury stock purchases	(54,033)						(6,504)			(6,504)
Employee stock plans	16,731			189			1,135			1,324
Preferred stock conversions	2,004		(17)	3			14			—
ESOP debt impacts					34			52		86
Noncontrolling interest, net				—					(59)	(59)
BALANCE DECEMBER 31, 2019	2,469,453	$4,009	$911	$64,019	($1,112)	($14,942)	($105,761)	$98,414	$370	$45,908

See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended December 31, 2018
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2018	2,491,408	$4,009	$951	$63,711	($1,177)	($15,133)	($99,956)	$99,831	$268	$52,504
Net earnings								3,194	22	3,216
Other comprehensive income/(loss)						(23)			1	(22)
Dividends and dividend equivalents ($0.7172 per share):
Common								(1,790)		(1,790)
Preferred, net of tax benefits								(65)		(65)
Treasury stock purchases	(8,647)						(751)			(751)
Employee stock plans	18,021			(73)			1,222			1,149
Preferred stock conversions	798		(5)	—			5			—
ESOP debt impacts					(1)			—		(1)
Noncontrolling interest, net				41					162	203
BALANCE DECEMBER 31, 2018	2,501,580	$4,009	$946	$63,679	($1,178)	($15,156)	($99,480)	$101,170	$453	$54,443

	Six Months Ended December 31, 2018
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								6,393	34	6,427
Other comprehensive income/(loss)						(81)			(3)	(84)
Dividends and dividend equivalents ($1.4344 per share):
Common								(3,581)		(3,581)
Preferred, net of tax benefits								(131)		(131)
Treasury stock purchases	(24,337)						(2,003)			(2,003)
Employee stock plans	25,389			(53)			1,722			1,669
Preferred stock conversions	2,435		(21)	3			18			—
ESOP debt impacts					26			48		74
Noncontrolling interest, net				(117)					(141)	(258)
BALANCE DECEMBER 31, 2018	2,501,580	$4,009	$946	$63,679	($1,178)	($15,156)	($99,480)	$101,170	$453	$54,443

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2019	2018
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$4,239	$2,569
OPERATING ACTIVITIES
Net earnings	7,360	6,427
Depreciation and amortization	1,400	1,293
Share-based compensation expense	202	181
Deferred income taxes	(549)	37
Gain on sale of assets	(13)	(370)
Changes in:
Accounts receivable	(257)	(398)
Inventories	(533)	(531)
Accounts payable, accrued and other liabilities	958	1,141
Other operating assets and liabilities	(55)	(370)
Other	20	164
TOTAL OPERATING ACTIVITIES	8,533	7,574
INVESTING ACTIVITIES
Capital expenditures	(1,684)	(1,781)
Proceeds from asset sales	15	18
Acquisitions, net of cash acquired	(54)	(3,848)
Purchases of short-term investments	—	(158)
Proceeds from sales and maturities of investment securities	6,151	1,117
Change in other investments	1	(58)
TOTAL INVESTING ACTIVITIES	4,429	(4,710)
FINANCING ACTIVITIES
Dividends to shareholders	(3,855)	(3,703)
(Reductions)/increases in short-term debt	(68)	1,206
Additions to long-term debt	—	2,368
Reductions to long-term debt	(1,546)	(978)
Treasury stock purchases	(6,504)	(2,003)
Impact of stock options and other	1,060	1,486
TOTAL FINANCING ACTIVITIES	(10,913)	(1,624)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9)	(113)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,040	1,127
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$6,279	$3,696

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
2. New Accounting Pronouncements and Policies
On July 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)." The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. We elected the optional transition method and adopted the new guidance on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, we elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The adoption did not have a material impact on our financial statements, resulting in an increase of approximately 1% to each of our total assets and total liabilities on our balance sheet as of July 1, 2019. See Note 10 for further information.
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will adopt the standard no later than July 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.
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
3. Segment Information
Under U.S. GAAP, our operating segments are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric & Home Care and 5) Baby, Feminine & Family Care. Our five reportable segments are comprised of:
•Beauty: Hair Care (Conditioner, Shampoo, Styling Aids, Treatments); Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care);
•Grooming: Shave Care (Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care); Appliances
•Health Care: Oral Care (Toothbrushes, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care);
•Fabric & Home Care: Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents); Home Care (Air Care, Dish Care, P&G Professional, Surface Care); and
•Baby, Feminine & Family Care: Baby Care (Baby Wipes, Taped Diapers and Pants); Feminine Care (Adult Incontinence, Feminine Care); Family Care (Paper Towels, Tissues, Toilet Paper).

Amounts in millions of dollars unless otherwise specified.

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended December 31		Six Months Ended December 31
	2019	2018	2019	2018
Fabric Care	22%	22%	22%	22%
Baby Care	11%	12%	11%	12%
Home Care	10%	10%	10%	10%
Hair Care	10%	9%	10%	10%
Skin and Personal Care	10%	10%	10%	10%
Family Care	8%	9%	9%	9%
Oral Care	9%	9%	8%	8%
Shave Care	7%	7%	7%	8%
Feminine Care	6%	6%	6%	6%
Personal Health Care	5%	4%	5%	4%
Other	2%	2%	2%	1%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2019	$3,598	$1,072	$858	$7,150	$2,164	$1,732
	2018	3,357	964	772	6,646	1,911	1,531
Grooming	2019	1,648	494	411	3,179	920	764
	2018	1,617	448	378	3,179	865	718
Health Care	2019	2,530	732	571	4,751	1,272	972
	2018	2,220	669	520	4,065	1,109	852
Fabric & Home Care	2019	5,787	1,278	975	11,619	2,616	2,003
	2018	5,557	1,134	860	11,045	2,278	1,737
Baby, Feminine & Family Care	2019	4,582	1,076	822	9,149	2,210	1,693
	2018	4,558	930	707	8,948	1,832	1,399
Corporate	2019	95	(120)	106	190	(307)	196
	2018	129	(229)	(21)	245	(139)	190
Total Company	2019	$18,240	$4,532	$3,743	$36,038	$8,875	$7,360
	2018	17,438	3,916	3,216	34,128	7,856	6,427

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2019	$12,985	$12,881	$7,972	$1,855	$4,580	$40,273
Acquisitions and divestitures	(1)	—	(55)	—	—	(56)
Translation and other	(82)	(48)	(56)	(8)	(25)	(219)
Goodwill at December 31, 2019	$12,902	$12,833	$7,861	$1,847	$4,555	$39,998
Goodwill from current year acquisitions and divestitures primarily reflects opening balance sheet adjustments from the prior year acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) in the Health Care reportable segment (see Note 12), along with adjustments from a prior year Beauty acquisition.
Identifiable intangible assets at December 31, 2019 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,509	$(5,556)
Intangible assets with indefinite lives	21,027	—
Total identifiable intangible assets	$29,536	$(5,556)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of determinable lived intangible assets for the three months ended December 31, 2019 and 2018 was $91 and $81, respectively. For the six months ended December 31, 2019 and 2018, the amortization expense was $187 and $154, respectively.
Goodwill and indefinite lived intangible assets are not amortized but are tested annually for impairment. The test to evaluate goodwill for impairment is a two-step process. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than the carrying value, we perform a second step (the step two testing) to determine the implied fair value of the reporting unit's goodwill. The step two testing of the impairment analysis requires a valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the resulting implied fair value of the reporting unit's goodwill is less than its carrying value, that difference represents an impairment.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019.  The underlying reductions in fair values were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets. As a result of the June 30, 2019 impairment determined by the step two testing, the Shave Care fair value exceeded the carrying value by approximately 20% as of June 30, 2019. Because the impairment testing for intangible assets is a one-step process, the Gillette indefinite-lived intangible asset fair value approximated its carrying value at that date. During our annual impairment testing during the quarter ended December 31, 2019, based on developments in the macroeconomic environment we reduced the discount rate used in the valuation. As a result of this change and updates to other underlying cash flow projections, the Shave Care fair value exceeded the carrying value by more than 20% and the Gillette indefinite-lived intangible asset fair value exceeded the carrying value by approximately 5%. The Gillette indefinite-lived intangible asset continues to be susceptible to future impairment risk.
Amounts in millions of dollars unless otherwise specified.

The most significant assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting unit's goodwill and indefinite-lived intangibles. As of December 31, 2019, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.5 billion and $14.1 billion, respectively.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite lived intangible asset, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate or a 25 basis-point decrease in our shorter-term and residual growth rates.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rates
Shave Care goodwill reporting unit	(6)%	(6)%
Gillette indefinite-lived intangible asset	(6)%	(6)%

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

Amounts in millions of dollars unless otherwise specified.

Net earnings per share were as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2019	2018	2019	2018
Net earnings	$3,743	$3,216	$7,360	$6,427
Less: Net earnings attributable to noncontrolling interests	26	22	50	34
Net earnings attributable to P&G (Diluted)	3,717	3,194	7,310	6,393
Preferred dividends	(64)	(65)	(129)	(131)
Net earnings attributable to P&G available to common shareholders (Basic)	$3,653	$3,129	$7,181	$6,262

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,487.0	2,499.7	2,495.5	2,497.8
Add: Effect of dilutive securities
Conversion of preferred shares (1)	86.4	90.7	86.9	91.3
Impact of stock options and other unvested equity awards (2)	56.7	32.6	56.4	28.5
Diluted weighted average common shares outstanding	2,630.1	2,623.0	2,638.8	2,617.6

NET EARNINGS PER SHARE (3)
Basic	$1.47	$1.25	$2.88	$2.51
Diluted	$1.41	$1.22	$2.77	$2.44
(1)Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.
(2)Weighted average outstanding stock options of approximately 23 million for the three months ended December 31, 2018, and approximately 2 million and 35 million for the six months ended December 31, 2019 and 2018 respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares). There were no antidilutive shares for the three months ended December 31, 2019.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended December 31		Six Months Ended December 31
	2019	2018	2019	2018
Share-based compensation expense	$92	$79	$202	$181
Net periodic benefit cost for pension benefits (1)	44	36	84	64
Net periodic benefit cost/(credit) for other retiree benefits (1)	(52)	(42)	(104)	(83)
(1)The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for these interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2019.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2019.
Amounts in millions of dollars unless otherwise specified.

Other investments had a fair value of $64 and $169 as of December 31, 2019 and June 30, 2019, respectively, and are presented in Other noncurrent assets. During the six months ended December 31, 2019, the Company sold all of its existing U.S. government securities and corporate bond securities. Such securities were presented in Available-for-sale investment securities at June 30, 2019, and had fair values of $3,648 and $2,400, respectively. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. Cash equivalents were $5,175 and $2,956 as of December 31, 2019 and June 30, 2019, respectively, and are classified as Level 1 within the fair value hierarchy. There are no other material investment balances classified as Level 1 or Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $23,746 and $25,378 as of December 31, 2019 and June 30, 2019, respectively. This includes the current portion of long-term debt instruments ($3,008 and $3,390 as of December 31, 2019 and June 30, 2019, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2019 and June 30, 2019 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,097	$7,721	$128	$177	$(5)	$(1)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$3,291	$3,157	$13	$35	$(25)	$(24)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$10,388	$10,878	$141	$212	$(30)	$(25)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$5,794	$6,431	$49	$27	$(17)	$(20)

TOTAL DERIVATIVES AT FAIR VALUE	$16,182	$17,309	$190	$239	$(47)	$(45)
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7,188 and $7,860 as of December 31, 2019 and June 30, 2019, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $16,926 and $17,154 as of December 31, 2019 and June 30, 2019, respectively. Changes in the fair value of net investment hedges are recognized in the Foreign currency translation component of Other comprehensive income (OCI). All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.
Amounts in millions of dollars unless otherwise specified.

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2019	2018	2019	2018
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$(82)	$23	$31	$19
(1)For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $21 and $13 for the three months ended December 31, 2019 and 2018, respectively. The amount of gain/(loss) excluded from effectiveness testing was $40 and $27 for the six months ended December 31, 2019 and 2018, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income/(loss) (AOCI) for such instruments was $(428) and $228 for the three months ended December 31, 2019 and 2018, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $181 and $241 for the six months ended December 31, 2019 and 2018, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2019	2018	2019	2018
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(143)	$42	$(53)	$18
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$85	$(5)	$(12)	$(7)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in AOCI, including the reclassifications out of AOCI by component:

	Investment Securities	Pension and Other Retiree Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2019	$11	$(4,198)	$(10,749)	$(14,936)
OCI before reclassifications (1)	(4)	(6)	(148)	(158)
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	(2)	148	—	146
Net current period OCI	(6)	142	(148)	(12)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	(6)	(6)
Balance at December 31, 2019	$5	$(4,056)	$(10,891)	$(14,942)
(1)Net of tax expense/(benefit) of $(1), $13 and $50 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively.
(2)Net of tax expense/(benefit) of $0, $44 and $0 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively.
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statements of Earnings:
•Investment securities: amounts reclassified from AOCI into Other non-operating income, net.
•Pension and other retiree benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs.
Amounts in millions of dollars unless otherwise specified.

9. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually.
In fiscal 2017 the Company announced specific elements of a multi-year productivity and cost savings plan to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. This program is expected to result in incremental targeted enrollment reductions, along with further optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three and six month period ended December 31, 2019, the Company incurred total restructuring charges of $105 and $198, respectively. Of these charges incurred, approximately $63 and $133 were recorded in Cost of products sold and approximately $37 and $59 were recorded in SG&A, respectively. The remainder of these charges were recorded in Other non-operating income, net. The following table presents restructuring activity for the six months ended December 31, 2019:

	Reserve Balance	Charges Previously Reported (Three Months Ended September 30, 2019)	Charges for the Three Months Ended December 31, 2019	Six Months Ended December 31, 2019		Reserve Balance
	June 30, 2019			Cash Spent	Charges Against Assets	December 31, 2019
Separations	$280	$34	$47	$(80)	$—	$281
Asset-related costs	—	45	28	—	(73)	—
Other costs	188	14	30	(49)	—	183
Total	$468	$93	$105	$(129)	$(73)	$464
Separation Costs
Employee separation charges for the three and six month period ended December 31, 2019 relate to severance packages for approximately 190 and 370 employees, respectively. The packages were primarily voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

Amounts in millions of dollars unless otherwise specified.

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

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Beauty	$5	$13
Grooming	14	32
Health Care	12	24
Fabric & Home Care	7	11
Baby, Feminine & Family Care	9	29
Corporate (1)	58	89
Total Company	$105	$198
(1)Corporate includes costs related to allocated overheads, including charges related to our Market Operations, Global Business Services and Corporate Functions activities.
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
The Company incurred lease expense for operating leases of $88 and $173 for the three and six months ended December 31, 2019, respectively. Total cash paid related to leases during the three and six months ended December 31, 2019 was $74 and $145, respectively, including amounts expensed and amounts capitalized. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the Consolidated Balance Sheets. Lease expense for such short-term leases is not material. The most significant assets in our leasing portfolio relate to real estate and vehicles. For purposes of calculating lease liabilities for such leases, we have combined lease and non-lease components.
The right-of-use assets obtained in exchange for new lease liabilities were $19 and $28 for the three and six months ended December 31, 2019, respectively.
Supplemental balance sheet and other information related to leases is as follows:

December 31, 2019
Operating leases:
Other noncurrent assets	$903

Accrued and other liabilities	251
Other noncurrent liabilities	676
Total operating lease liabilities	$927

Weighted average remaining lease term:
Operating leases	6.5 years

Weighted average discount rate:
Operating leases	4.6%

Amounts in millions of dollars unless otherwise specified.

At December 31, 2019, future payments of operating lease liabilities were as follows:

Operating Leases
December 31, 2019
1 year	$251
2 years	200
3 years	163
4 years	139
5 years	105
Over 5 years	215
Total lease payments	1,073
Less: Interest	(146)
Present value of lease liabilities	$927
As of June 30, 2019, minimum lease payments under non-cancelable operating leases by fiscal year were expected to be:

Operating Leases
June 30, 2019
2020	$263
2021	209
2022	165
2023	141
2024	121
After 2024	244
Total lease payments	$1,143

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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40–50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $146, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2019.
Amounts in millions of dollars unless otherwise specified.

12. Merck Acquisition
On November 30, 2018, we completed our acquisition of the OTC healthcare business of Merck KGaA (Merck OTC) for $3.7 billion (based on exchange rates at the time of closing) in an all-cash transaction. This business primarily sells OTC consumer healthcare products, mainly in Europe, Latin America and Asia markets. The results of Merck OTC, which are not material to the Company, are reported in our consolidated financial statements beginning December 1, 2018.
During the current period, we completed the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation is based on the final determination of fair values of the assets and liabilities acquired. The following table presents the allocation of purchase price related to the Merck OTC business as of the date of the acquisition:

Amounts in millions	November 30, 2018
Current assets	$421
Property, plant and equipment	119
Intangible assets	2,134
Goodwill	2,083
Other non-current assets	209
Total assets acquired	$4,966

Current liabilities	$232
Deferred income taxes	763
Non-current liabilities	94
Total liabilities acquired	$1,089

Noncontrolling interest (1)	$169

Net assets acquired	$3,708
(1)Represents a 48% minority ownership interest in the Merck India company.
The acquisition resulted in $2.1 billion in goodwill, of which approximately $180 million is expected to be deductible for tax purposes. All of this goodwill was allocated to the Health Care reportable segment.
The fair value of Merck OTC’s identifiable intangible assets is $2.1 billion. The allocation of identifiable intangible assets and their average useful lives is as follows:

Amounts in millions	Estimated Fair Value	Avg Remaining Useful Life
Intangible assets with determinable lives
Brands	$701	14
Patents and technology	162	10
Customer relationships	325	20
Total	$1,188	15

Intangible assets with indefinite lives
Brands	946
Total intangible assets	$2,134
The majority of the acquired intangible assets relate to brand intangibles. Our assessment as to brand intangibles that have an indefinite life and those that have a definite life was based on a number of factors, including competitive environment, market share, brand history, product life cycles, operating plan and the macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brand intangibles include Neurobion and Dolo Neurobion. The definite-lived brand intangibles primarily include regional or local brands. The definite-lived brand intangibles have estimated lives ranging from 10 to 20 years. The technology intangibles are related to R&D and manufacturing know-how. The customer relationships intangibles are related to Merck OTC’s relationships with health care professionals, retailers and distributors.

Amounts in millions of dollars unless otherwise specified.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including, without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors,” and "Notes 4 and 11 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to affect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters and acts of war or terrorism; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions (including the United Kingdom’s decision to leave the European Union) and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, antitrust, data protection, tax, environmental, and accounting and financial reporting) and to resolve pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; and (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled “Economic Conditions and Uncertainties” of this Form 10-Q and the section titled "Risk Factors" (Part I, Item 1A) of the Company's Form 10-K for the year ended June 30, 2019.
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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Six Months Ended December 31, 2019

•Economic Conditions and Uncertainties
•Results of Operations – Three and Six Months Ended December 31, 2019
•Business Segment Discussion – Three and Six Months Ended December 31, 2019
•Liquidity and Capital Resources
•Reconciliation of Measures Not Defined by U.S. GAAP
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), consisting of organic sales growth, core net earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. The explanation at the end of the MD&A provides the definition of these non-GAAP measures, details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in the MD&A are based on a combination of vendor purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis, relative to all product sales in the category. The Company measures fiscal year to date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period.
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
(1)The Grooming product category is comprised of the Shave Care and Appliances operating segments.
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and six months ended December 31, 2019 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31, 2019		Six Months Ended December 31, 2019
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	20%	23%	20%	24%
Grooming	9%	11%	9%	11%
Health Care	14%	16%	13%	13%
Fabric & Home Care	32%	27%	32%	28%
Baby, Feminine & Family Care	25%	23%	26%	24%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2019 versus the six months ended December 31, 2018:
•Net sales increased 6% to $36.0 billion, driven by a high teens increase in Health Care, a high single digits increase in Beauty, mid-single digits increase in Fabric & Home Care and low single digits increase in Baby, Feminine & Family Care. Grooming net sales were unchanged. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 6%, driven by high single digits increases in Beauty and Health Care, mid-single digits increase in Fabric & Home Care and low single digits increases in Baby, Feminine & Family Care and Grooming.
•Unit volume increased 4% , with organic volume up 3%. Volume increased mid-teens in Health Care, mid-single digits in Beauty and in Fabric & Home Care and low single digits in Baby, Feminine & Family Care. Grooming volume was unchanged. Excluding the impacts of the Merck OTC acquisition, organic volume increased mid-single digits in Health Care.
•Net earnings were $7.4 billion, an increase of $0.9 billion or 15% versus the prior year period due to the increase in net sales, an increase in operating margin and a reduction in the current period income tax rate, partially offset by the base period gain on dissolution of the PGT Healthcare partnership.
•Net earnings attributable to Procter & Gamble increased $0.9 billion or 14% versus the prior year period to $7.3 billion .
•Diluted net earnings per share increased 14% to 2.77 due primarily to the increase in net earnings.

•Core net earnings attributable to Procter & Gamble, which represents net earnings excluding incremental restructuring charges in both periods and the base period gain on the dissolution of the PGT Healthcare partnership, increased 19% to $7.4 billion. Core net earnings per share increased 18% to $2.79 due primarily to the increase in Core net earnings.
•Operating cash flow was $8.5 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $7.1 billion. Adjusted free cash flow productivity was 96%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current macroeconomic factors remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula, economic uncertainty related to the execution of the United Kingdom's exit from the European Union, and overall economic slowdowns, could reduce our sales or erode our operating margin, in either case reducing our earnings.
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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In four of the past five fiscal years, as well as the current year, the U.S. dollar has strengthened versus a number of foreign currencies, leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Greater China and the United Kingdom have previously had, and could in the future have, a significant impact on our sales, costs and earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales and profits.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the U.S. Tax Act enacted in December 2017, and the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jurisdictional taxing rights. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and potential future changes. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2019.

RESULTS OF OPERATIONS – Three Months Ended December 31, 2019
The following discussion provides a review of results for the three months ended December 31, 2019 versus the three months ended December 31, 2018.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2019	2018	% Chg
Net sales	$18,240	$17,438	5%
Operating income	4,482	3,896	15%
Net earnings	3,743	3,216	16%
Net earnings attributable to Procter & Gamble	3,717	3,194	16%
Diluted net earnings per common share	1.41	1.22	16%
Core net earnings per common share	1.42	1.25	14%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2019	2018	Basis Pt Chg
Gross margin	51.4%	48.9%	250
Selling, general & administrative expense	26.8%	26.5%	30
Operating income	24.6%	22.3%	230
Earnings before income taxes	24.8%	22.5%	230
Net earnings	20.5%	18.4%	210
Net earnings attributable to Procter & Gamble	20.4%	18.3%	210
Net Sales
Net sales for the quarter increased 5% to $18.2 billion including a 1% negative impact from foreign exchange. Unit volume increased 3%. Excluding the impacts of acquisitions and divestitures, organic volume also increased 3%. Increased pricing had a 1% favorable impact to net sales. Mix was a 1% positive impact to net sales, driven by disproportionate organic growth of the Health Care segment and the Skin & Personal Care category, both of which have higher than company average selling prices. Volume increased double digits in Health Care, increased mid-single digits in Beauty and increased low single digits in Fabric & Home Care and in Grooming. Volume was unchanged in Baby, Feminine & Family Care. Excluding the impacts of the Merck OTC acquisition, Health Care organic volume increased mid-single digits. On a regional basis, volume growth was driven by mid-single digits increases in Greater China, Europe and Latin America and low single digits increases in North America, and India, Middle East and Africa (IMEA). Volume was unchanged in Asia Pacific. Excluding the impact of Merck OTC acquisition, organic volume increased low single digits in Latin America. Organic sales increased 5% on a 3% increase in organic volume.

	Net Sales Change Drivers 2019 vs. 2018 (Three Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	5%	5%	(1)%	2%	1%	—%	7%
Grooming	2%	2%	(2)%	2%	—%	—%	2%
Health Care	11%	5%	(1)%	1%	1%	2%	14%
Fabric & Home Care	3%	3%	(1)%	1%	1%	—%	4%
Baby, Feminine & Family Care	—%	—%	(1)%	—%	1%	1%	1%
Total Company	3%	3%	(1)%	1%	1%	1%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 250 basis points to 51.4% of net sales for the quarter. Gross margin benefited from:
•120 basis points of gross manufacturing cost savings projects (110 basis points net of product and packaging reinvestments),
•70 basis points of lower commodity costs,
•40 basis points of positive pricing impacts,

•50 basis points of lower restructuring costs, and
•30 basis points of other benefits
These benefits were partially offset by a 10 basis-point decline from unfavorable foreign exchange and a 40 basis point decline from unfavorable product mix (primarily mix within segments due to the growth of lower margin product forms and large sizes in certain categories).
Total SG&A spending increased 6% to $4.9 billion due to increases in marketing spending, overhead costs and other operating costs. SG&A as a percentage of net sales increased 30 basis points to 26.8% due to an increase in marketing spending and other operating costs as a percentage of net sales. Marketing spending as a percentage of net sales increased 20 basis points as the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending were more than offset by reinvestments in media. Overhead costs as a percentage of net sales were unchanged as the positive scale impacts of the net sales increase and productivity savings were offset by inflation, higher incentive compensation costs and other cost increases. Other net operating costs as a percentage of net sales increased marginally. Productivity-driven cost savings delivered 100 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $100 million for the quarter, a decrease of $38 million versus the prior year period due to a decrease in average debt balances and a reduction in US interest rates. Interest income was $36 million for the quarter, a $27 million decrease versus the prior year period due to lower investment securities balances and reduced US interest rates. Other non-operating income was $114 million, an increase of $19 million due to an increase in gains from minor brand divestitures in the current period.
Income Taxes
For the three months ended December 31, 2019, the effective tax rate decreased 50 basis points versus the prior year period to 17.4% due to:
•a 120 basis-point reduction from a non-recurring tax benefit arising from a simplification of our legal entity structure and,
•a 70 basis-point reduction from favorable impacts from geographic mix of earnings,
These reductions are partially offset by:
•a 90 basis-point increase from reduced excess tax benefits of share-based compensation (80 basis-point reduction in the current period versus 170 basis-point reduction in the prior year period) and,
•a 50 basis-point increase from discrete impacts related to uncertain tax positions (40 basis-point reduction in the current period versus 90 basis-point reduction in the prior year period).
Net Earnings
Operating income increased $586 million, or 15% to $4.5 billion due to the net sales increase and the increase in gross margins, partially offset by the increase in SG&A as a percentage of sales, all of which are described above. Net earnings increased $527 million or 16% to $3.7 billion primarily due to the increase in operating income. Foreign exchange had a negative impact of $40 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $523 million or 16% to $3.7 billion for the quarter. Diluted net earnings per share increased 16% to $1.41. Core net earnings per share increased 14% to $1.42. Core net earnings per share represents diluted net earnings per share, excluding the incremental restructuring charges in both periods related to our productivity and cost savings plans.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2019
The following discussion provides a review of results for the six months ended December 31, 2019 versus the six months ended December 31, 2018.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2019	2018	% Chg
Net sales	$36,038	$34,128	6%
Operating income	8,772	7,450	18%
Net earnings	7,360	6,427	15%
Net earnings attributable to Procter & Gamble	7,310	6,393	14%
Diluted net earnings per common share	2.77	2.44	14%
Core net earnings per common share	2.79	2.36	18%

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2019	2018	Basis Pt Chg
Gross margin	51.2%	49.0%	220
Selling, general & administrative expense	26.8%	27.2%	(40)
Operating income	24.3%	21.8%	250
Earnings before income taxes	24.6%	23.0%	160
Net earnings	20.4%	18.8%	160
Net earnings attributable to Procter & Gamble	20.3%	18.7%	160
Net Sales
Net sales for the six months ended December 31, 2019 increased 6% to $36.0 billion including a 1% negative impact from foreign exchange. Unit volume increased 4%. Excluding the impacts of acquisitions and divestitures, organic volume increased 3%. Increased pricing had a 1% favorable impact to net sales. Mix was a 2% positive impact to net sales, driven primarily by disproportionate organic growth of the Health Care segment and the Skin & Personal Care category, both of which have higher than company average selling prices. Volume increased mid-teens in Health Care, increased mid-single digits in Fabric & Home Care and Beauty and increased low single digits in Baby, Feminine & Family Care. Volume was unchanged in Grooming. Excluding the impacts of the Merck OTC acquisition, Health Care organic volume increased mid-single digits. All regions grew volume led by mid-single digits increases in Europe, Greater China, Asia Pacific and Latin America, along with low single digit increases in North America and IMEA. Excluding the impact of minor acquisitions and divestitures, organic volume increased low single digits in Europe. Organic sales increased 6% on a 3% increase in organic volume.

	Net Sales Change Drivers 2019 vs. 2018 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	4%	4%	(1)%	2%	3%	—%	8%
Grooming	1%	1%	(2)%	2%	(1)%	—%	—%
Health Care	14%	5%	(2)%	1%	2%	2%	17%
Fabric & Home Care	5%	5%	(1)%	—%	1%	—%	5%
Baby, Feminine & Family Care	1%	1%	(1)%	1%	1%	—%	2%
Total Company	4%	3%	(1)%	1%	2%	—%	6%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 220 basis points to 51.2% of net sales for the six months ended December 31, 2019. Gross margin benefited from:
•100 basis points of gross manufacturing cost savings projects (90 basis points net of product and packaging reinvestments),
•60 basis points of positive pricing impacts,
•60 basis points of lower commodity costs,
•20 basis points from lower restructuring costs, and

•10 basis points of other benefits
These benefits were partially offset by a 10 basis-point decline from unfavorable foreign exchange and a 10 basis point net decline from unfavorable product mix (primarily mix within segments due to the growth of lower margin product forms and large sizes in certain categories and due to the disproportionate growth of the Fabric Care category which is one of our largest categories and has lower than company average margins).
Total SG&A spending increased 4% to $9.7 billion due to increases in marketing spending and overhead costs, partially offset by a reduction in other operating costs. SG&A as a percentage of net sales decreased 40 basis points to 26.8% due to a decrease in overhead and other operating costs as a percentage of net sales. Marketing spending as a percentage of net sales was unchanged as the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, were offset by reinvestments in media and other marketing spending. Overhead costs as a percentage of net sales decreased 10 basis points driven by the positive scale impacts of the net sales increase, productivity savings and lower restructuring charges versus the base period, partially offset by inflation, higher incentive compensation costs and other cost increases. Other net operating costs as a percentage of net sales decreased 20 basis points primarily due to gains from legal settlements. Productivity-driven cost savings delivered 90 basis points of benefit in SG&A.
Non-Operating Expenses and Income
Interest expense was $208 million for the six months ended December 31, 2019, a decrease of $59 million versus the prior year period due to a decrease in average debt balances and a reduction in U.S. interest rates. Interest income was $94 million for the six months ended December 31, 2019, a decrease of $22 million versus the prior year period due to a decrease in investment securities balances and a reduction in U.S. interest rates. Other non-operating income was $217 million, a decrease of $340 million due to the base period gain from the dissolution of the PGT Healthcare partnership.
Income Taxes
For the six months ended December 31, 2019, the effective tax rate decreased 110 basis points versus the prior year period to 17.1% due to:
•a 120 basis-point reduction from a non-recurring tax benefit arising from a simplification of our legal entity structure,
•a 50 basis-point reduction from favorable impacts from geographic mix of earnings and,
•a 30 basis-point reduction from increased excess tax benefits of share-based compensation (140 basis-point reduction in the current year versus 110 basis-point reduction in the prior year),
These reductions are offset by:
•an 80 basis-point increase related to the prior year tax impact of the gain on the dissolution of the PGT Healthcare partnership and,
•a 10 basis-point increase from discrete impacts related to uncertain tax positions (10 basis-point reduction in the current year versus 20 basis-point reduction in the prior year).
Net Earnings
Operating income increased $1.3 billion, or 18% to $8.8 billion due to the net sales increase, the increase in gross margins and the reduction in SG&A as a percentage of sales, all of which are described above. Net earnings increased $933 million or 15% to $7.4 billion for the fiscal year to date period, due to the increase in operating income and the lower tax rates as described above, partially offset by the base period gain on the PGT Healthcare partnership dissolution. Foreign exchange had a negative impact of $90 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $917 million or 14% to $7.3 billion for the fiscal year to date period. Diluted net earnings per share increased 14% to $2.77. Core net earnings per share increased 18% to $2.79. Core net earnings per share represents diluted net earnings per share excluding the incremental restructuring charges in both periods related to our productivity and cost savings plans and the gain on dissolution of the PGT Healthcare partnership in the base period.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2019
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six month periods ended December 31, 2019 is provided based on a comparison to the same three and six months period ended December 31, 2018. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three and six months ended December 31, 2019 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2019
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,598	7%	$1,072	11%	$858	11%
Grooming	1,648	2%	494	10%	411	9%
Health Care	2,530	14%	732	9%	571	10%
Fabric & Home Care	5,787	4%	1,278	13%	975	13%
Baby, Feminine & Family Care	4,582	1%	1,076	16%	822	16%
Corporate	95	N/A	(120)	N/A	106	N/A
Total Company	$18,240	5%	$4,532	16%	$3,743	16%

	Six Months Ended December 31, 2019
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$7,150	8%	$2,164	13%	$1,732	13%
Grooming	3,179	—%	920	6%	764	6%
Health Care	4,751	17%	1,272	15%	972	14%
Fabric & Home Care	11,619	5%	2,616	15%	2,003	15%
Baby, Feminine & Family Care	9,149	2%	2,210	21%	1,693	21%
Corporate	190	N/A	(307)	N/A	196	N/A
Total Company	$36,038	6%	$8,875	13%	$7,360	15%
Beauty
Three months ended December 31, 2019 compared with three months ended December 31, 2018
Beauty net sales increased 7% to $3.6 billion during the second fiscal quarter on a 5% increase in unit volume. Favorable product mix added 1% to net sales due to the disproportionate growth of the Skin and Personal Care category, including the Olay Skincare brand, which has higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 1%. Organic sales increased 8%. Global market share of the Beauty segment decreased 0.2 points. Volume growth was driven by a double digit increase in Greater China, high single digits increase in Europe, mid-single digits increase in Asia Pacific and a low single digit increases in Latin America and IMEA. Volume in North America was unchanged.
•Volume in Hair Care increased low single digits. Increased volume was driven by high single digits growth in Europe and Asia Pacific and mid-single digits growth in Greater China (due to product innovation, market growth and retailer inventory increase to support promotion and innovation launch), partially offset by a low single digits decline in North America due to market decline. Global market share of the Hair Care category decreased slightly.
•Volume in Skin and Personal Care increased high single digits. Volume increase was primarily driven by a more than 20% increase in Greater China and a double digit increase in Latin America, along with a high single digits increase in Europe. Volume growth was driven by premium innovation, market growth and retailer inventory increase to support promotion activity. Global market share of the Skin and Personal Care category increased slightly.
Net earnings increased 11% to $858 million due to the increase in net sales and an 80 basis-point increase in net earnings margin. The net earnings margin increased primarily due to a reduction in SG&A as a percentage of sales, partially offset by a reduction in gross margin. The gross margin decrease was primarily driven by hurts related to new manufacturing startup costs and the negative impacts of unfavorable mix, due to the disproportionate growth of large sizes, partially offset by increased pricing. The reduction in SG&A as a percentage of sales was primarily due to the positive scale impacts of the net sales increase.

Six months ended December 31, 2019 compared with six months ended December 31, 2018
Beauty fiscal year to date net sales increased 8% to $7.2 billion on a 4% increase in unit volume. Favorable product mix added 3% to net sales due to the disproportionate growth of the Skin and Personal Care category, including the Olay and SKII Skincare brands, which have higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 1%. Organic sales increased 9%. Global market share of the Beauty segment was unchanged. Volume grew in all regions led by mid-single digit increases in Greater China, Europe and Asia Pacific, along with low single digit increases in North America, Latin America and IMEA.
•Volume in Hair Care increased low single digits. Increased volume was driven by mid-single digits growth in Europe and Asia Pacific and a low single digits increase in Latin America, North America, Greater China and IMEA (due to product innovation and market growth). Global market share of the Hair Care category was unchanged.
•Volume in Skin and Personal Care increased high single digits. Excluding the impact of minor brand acquisitions, organic volume increased mid-single digits. Volume growth was driven by a high teens increase in Greater China, a high single digits increase in Latin America, a mid-single digits increase in Europe and low single digit increases in North America and Asia Pacific. Volume growth was driven by premium innovation and market growth. Global market share of the Skin and Personal Care category increased less than half a point.
Net earnings increased 13% to $1.7 billion due to the increase in net sales and a 120 basis-point increase in net earnings margin. The net earnings margin increased primarily due to a reduction in SG&A as a percentage of sales, partially offset by a decrease in gross margin. The gross margin decrease was primarily driven by the negative impacts of unfavorable mix due to the disproportionate growth of large sizes and other hurts related to new manufacturing startup costs, partially offset by increased pricing. The reduction in SG&A as a percentage of sales was primarily due to the positive scale impacts of the net sales increase.
Grooming
Three months ended December 31, 2019 compared with three months ended December 31, 2018
Grooming net sales increased 2% to $1.6 billion during the second fiscal quarter on a 2% increase in unit volume. Unfavorable foreign exchange had a negative 2% impact on net sales. Pricing had a positive 2% impact on net sales. Organic sales increased 4%. Global market share of the Grooming segment increased 0.3 points. The volume increase was driven by a mid-teens growth in Asia Pacific, a mid-single digits increase in IMEA and low single digits growth in Europe partially offset by a high single digits decline in Greater China and a low single digits decline in North America.
•Shave Care volume increased low single digits. The volume increase was driven by a high teens increase in Asia Pacific, mid-single digits increase in IMEA and a low single digits increase in Europe, all due to product innovation, partially offset by a high single digits decrease in Greater China and a low single digits decrease in North America due to competitive activity. Global market share of the Shave Care category increased slightly.
•Volume in Appliances increased low single digits. A mid-single digits increase in North America and a low single digits increase in Europe, both due to innovation was partially offset by a high single digits decline in IMEA and a mid-single digits decline in Greater China due to competitive activity. Global market share of the Appliances category increased a point.
Net earnings increased 9% to $411 million due to the increase in net sales and a 150 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a reduction in SG&A as a percentage of net sales and a marginal increase in gross margin. Gross margin increased marginally as the positive impacts of manufacturing cost savings and increased pricing were largely offset by the negative impact of unfavorable mix (due to the disproportionate growth of disposable razor products and Asia Pacific and IMEA regions which have lower than segment average margins). SG&A as a percentage of net sales decreased primarily due to a reduction in overhead costs driven by productivity savings and the positive scale impacts of the net sales increase.
Six months ended December 31, 2019 compared with six months ended December 31, 2018
Grooming fiscal year to date net sales was unchanged at $3.2 billion on a 1% increase in unit volume. Unfavorable foreign exchange had a negative 2% impact on net sales. Pricing had a positive 2% impact on net sales. Unfavorable mix impact reduced net sales by 1% due to the disproportionate growth of Asia Pacific and IMEA regions which have lower than segment average selling prices. Organic sales increased 2%. Global market share of the Grooming segment decreased 0.1 points. A mid-single digits volume increase in Asia Pacific and a low single digits increase in Europe and IMEA was offset by a mid-single digits decline in North America and a low single digits decline in Greater China.
•Shave Care volume increased low single digits. The volume increase was driven by a double digit increase in Asia Pacific and low single digits increases in Europe and IMEA due to product innovation, partially offset by a mid-single digits decline in North America due to competitive activity. Global market share of the Shave Care category was unchanged.

•Volume in Appliances decreased low single digits. A double digit decline in Asia Pacific (due to market contraction, competitive activities and a reduction in trade inventories), was partially offset by low single digits volume increases in North America and Europe due to innovation. Global market share of the Appliances category increased more than half a point.
Net earnings increased 6% to $0.8 billion due to a 140 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a reduction in SG&A as a percentage of net sales, partially offset by a reduction in gross margin. Gross margin declined due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razor products and Asia Pacific and IMEA regions which have lower than segment average margins), partially offset by the positive impacts of manufacturing cost savings and increased pricing. SG&A as a percentage of net sales decreased primarily due to a favorable legal settlement in the current period and a reduction in overhead costs due to productivity savings.
Health Care
Three months ended December 31, 2019 compared with three months ended December 31, 2018
Health Care net sales increased 14% to $2.5 billion during the second fiscal quarter on a 11% increase in unit volume. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic sales increased 7% and organic volume increased 5%. Unfavorable foreign exchange impacts decreased net sales by 1%. Pricing had a 1% positive impact to net sales for the quarter. Favorable mix increased net sales by 1% due to the disproportionate organic growth of the Personal Health Care category and premium oral care products which have higher than segment average selling prices. Global market share of the Health Care segment increased 0.3 points. The volume increase was led by over 20% growth in Latin America and IMEA, mid-teens growth in Asia Pacific and double digit growth in Europe, along with mid-single digits growth in North America, partially offset by a low single digits decline in Greater China. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased mid-teens in IMEA, increased high single digits in Latin America and increased mid-single digits in Europe and in Asia Pacific.
•Oral Care volume increased mid-single digits. Innovation and market growth drove over 20% volume increase in IMEA, high single digits growth in Latin America and Asia Pacific and low single digits growth in North America and Europe. This was partially offset by a low single digits volume decrease in Greater China due to competitive activities. Excluding the impacts of minor brand divestitures, organic volume increased mid-single digits in Europe. Global market share of the Oral Care category increased less than half a point.
•Volume in Personal Health Care increased more than 20% versus the prior year period. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased mid-single digits. The organic volume increase was driven by high single digits growth in Latin America and IMEA and mid-single digits growth in North America due to innovation and increased marketing spending. Global market share of the Personal Health Care category increased more than half a point.
Net earnings increased 10% to $571 million, due to the increase in net sales, partially offset by a 90 basis-points decrease in net earnings margin. Net earnings margin decreased due to an increase in SG&A as a percentage of net sales, partially offset by an increase in gross margin. The increase in gross margin was driven by the positive impacts of manufacturing cost savings and increased pricing, partially offset by unfavorable mix impact due to the disproportionate organic growth of certain markets in IMEA with lower than segment average margins. SG&A as a percentage of net sales increased primarily due to an increase in overheads, marketing spending and other operating expenses primarily caused by the Merck OTC consumer healthcare acquisition, partially offset by the positive scale benefits of the net sales increase.
Six months ended December 31, 2019 compared with six months ended December 31, 2018
Health Care fiscal year to date net sales increased 17% to $4.8 billion on a 14% increase in unit volume. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic sales increased 8% and organic volume increased 5%. Unfavorable foreign exchange impacts decreased net sales by 2%. Higher pricing increased net sales by 1%. Favorable mix increased net sales by 2% due to the disproportionate organic growth of the Personal Health Care category and premium oral care products which have higher than segment average margins. Global market share of the Health Care segment increased 0.3 points. Volume increase was led by over 20% growth in Latin America and IMEA, high teens growth in Europe and Asia Pacific and mid-single digits growth in North America, partially offset by low single digits decrease in Greater China. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased double digits in IMEA, increased high single digits in Latin America, increased mid-single digits in Europe and increased low single digits in Asia Pacific.
•Oral Care volume increased mid-single digits. Increased volume was driven by over 20% growth in IMEA, high single digits growth in Latin America and Asia Pacific, mid-single digits growth in North America and low single digits growth in Europe due to innovation and market growth. This was partially offset by a low single digits volume decrease in Greater China due to competitive activities. Global market share of the Oral Care category increased less than half a point.
•Volume in Personal Health Care increased more than 20% versus the prior period. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased mid-single digits. The organic volume increase was driven by high single digits growth in North America and Europe and mid-single digits growth in Latin America and IMEA (due to innovation and increased marketing spending), partially offset by high single digits volume decline in Asia Pacific due to devaluation-related price increases. Global market share of the Personal Health Care category increased nearly half a point.
Net earnings increased 14% to $1.0 billion, due to the increase in net sales, partially offset by 50 basis-points decrease in net earnings margin. Net earnings margin decreased due to an increase in SG&A as a percentage of sales, partially offset by an increase in gross margin. The increase in gross margin was driven primarily by the positive impacts of increased pricing and manufacturing cost savings. SG&A as a percentage of net sales increased primarily due to an increase in overheads, marketing spending and other operating expenses primarily caused by the Merck OTC consumer healthcare acquisition, partially offset by the positive scale benefits of the net sales increase.
Fabric & Home Care
Three months ended December 31, 2019 compared with three months ended December 31, 2018
Fabric & Home Care net sales increased 4% to $5.8 billion during the second fiscal quarter on a 3% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Higher pricing had a 1% positive impact to net sales. Positive mix impacts increased net sales by 1% due to the disproportionate growth of the Home Care category and premium products, including unit dose laundry and fabric enhancers, all of which have higher than segment average prices. Organic sales increased 5%. Global market share of the Fabric & Home Care segment increased 0.8 points. Volume growth was driven by high single digit increases in Latin America and Greater China and mid-single digit increases in North America and Europe, partially offset by a mid-single digit decrease in Asia Pacific. The volume decrease in Asia Pacific was partially driven by the previous quarter increase in retailer inventories in Japan prior to the October 2019 VAT increase.
•Fabric Care volume increased low single digits. Increased volume was driven by double digits growth in Latin America, high single digits growth in Greater China and mid-single digits growth in North America and in Europe, all due to product innovation. This was partially offset by a mid-single digits decline in Asia Pacific due to the aforementioned Japan retailer inventory increase in the previous quarter and competitive activities. Global market share of the Fabric Care category increased more than half a point.
•Home Care volume increased mid-single digits. Increased volume was driven by high single digits growth in Europe and IMEA, along with low single digits growth in North America and Asia Pacific, all due to product innovation. Global market share of the Home Care category increased more than a point.
Net earnings increased 13% to $1.0 billion due to the increase in net sales and a 130 basis-points increase in net earnings margin. The net earnings margin increase was primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by manufacturing cost savings, a reduction in commodity costs and increased pricing, partially offset by unfavorable product mix due to the disproportionate growth of premium innovation that has not yet been cost optimized. SG&A as a percentage of net sales increased due to higher marketing spending and overhead costs, partially offset by the positive scale benefits of the net sales increase.
Six months ended December 31, 2019 compared with six months ended December 31, 2018
Fabric & Home Care fiscal year to date net sales increased 5% to $11.6 billion on a 5% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of premium products, including unit dose laundry and fabric enhancers. Pricing had no impact to net sales for the period. Organic sales increased 6%. Global market share of the Fabric & Home Care segment increased 0.8 points. Volume increased in all regions led by a double digit increase in Latin America and a high single digits increase in Greater China, along with mid-single digit increases in North America and Europe and low single digit increases in Asia Pacific and IMEA.
•Fabric Care volume increased mid-single digits. Volume increased in all regions led by double digits growth in Latin America and high single digits growth in Greater China, along with mid-single digits growth in North America and Europe and low single digits growth in Asia Pacific and IMEA. Volume growth was driven by product innovation. Global market share of the Fabric Care category increased more than half a point.
•Home Care volume increased mid-single digits. Increased volume due to product innovation drove high single digits growth in Europe, mid-single digits growth in Asia Pacific and low single digits growth in North America. Global market share of the Home Care category increased more than a point.
Net earnings increased 15% to $2.0 billion due to the increase in net sales and a 150 basis-points increase in net earnings margin. The net earnings margin increase was primarily due to an increase in gross margin, along with a marginal reduction in SG&A as a percentage of net sales. The gross margin increase was driven by manufacturing cost savings and reduction in commodity costs. SG&A expense as a percentage of net sales decreased due to the positive scale benefits of the net sales increase.

Baby, Feminine & Family Care
Three months ended December 31, 2019 compared with three months ended December 31, 2018
Baby, Feminine & Family Care net sales increased 1% to $4.6 billion during the second fiscal quarter on unit volume that was unchanged. Unfavorable foreign exchange impacts decreased net sales by 1%. Positive mix increased net sales by 1% due to the disproportionate growth of premium products, including pants and adult incontinence, and the North America region, which have higher than segment average selling prices. Pricing had no net impact for the quarter. Organic sales increased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.5 points. Low single digits volume increases in North America and Greater China were offset by mid-single digit decreases in Asia Pacific, Latin America and IMEA and low single digits decreases in Europe. The volume decrease in Asia Pacific was partially driven by the previous quarter increase in retailer inventories in Japan prior to the October 2019 VAT increase.
•Volume in Baby Care decreased mid-single digits. Volume decreased in all regions driven by a double digit decline in Asia Pacific and mid-single digits declines in Europe, IMEA, Latin America and Greater China. These declines were due to competitive activity, devaluation related price increases, category contraction in certain markets and the aforementioned Japan VAT increase impact. Global market share of the Baby Care category decreased more than a point.
•Volume in Feminine Care increased low single digits. Volume increased over 20% in Asia Pacific due to a new launch in the adult incontinence category in Japan. Volume increased high single digits in Greater China and mid-single digits in North America and Europe due to product innovation, increased marketing spending and adult incontinence category growth. This was partially offset by a low single digits decline in IMEA due to devaluation-related price increases. Excluding the impact of minor brand acquisitions, organic volume increased low single digits in North America. Global market share of the Feminine Care category increased nearly half a point.
•Volume in Family Care, which is predominantly a North American business, increased low single digits driven by product innovation, market growth and increased marketing spending. North America share of the Family Care category decreased slightly.
Net earnings increased 16% to $822 million due primarily to a 240 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings and a reduction in commodity costs, partially offset by negative mix impacts due to the disproportionate growth of large sizes and product forms with lower than segment-average margins. SG&A as a percentage of net sales increased primarily due to increase in marketing spending as a percentage of sales, partially offset by reduced overhead costs, driven by productivity savings.
Six months ended December 31, 2019 compared with six months ended December 31, 2018
Baby, Feminine & Family Care fiscal year to date net sales increased 2% to $9.1 billion on a 1% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Higher pricing increased net sales by 1%. Positive mix increased net sales by 1% due to the disproportionate growth of premium products, including pants and adult incontinence, and the North America region, which have higher than segment average selling prices. Organic sales increased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.5 points. Volume growth was driven by low single digit increases in North America, Greater China and Asia Pacific, partially offset by low single digit declines in Europe and Latin America.
•Volume in Baby Care decreased low single digits. Volume decreased high single digits in Latin America, mid-single digits in Europe, IMEA, and low single digits in Greater China due to competitive activity, devaluation related price increases and category contraction in certain markets. This was partially offset by low single digit increases in North America and Asia Pacific due to product innovation and market growth. Global market share of the Baby Care category decreased more than a point.
•Volume in Feminine Care increased mid-single digits. Excluding the impact of minor brand acquisitions, organic volume increased low single digits. Volume increased in all regions led by high single digits increase in Asia Pacific due to new launch in the adult incontinence category in Japan. Volume increased mid-single digits in Europe, IMEA, Greater China and Latin America and low single digits in North America due to product innovation, increased marketing spending and adult incontinence category growth. Global market share of the Feminine Care category increased less than half a point.
•Volume in Family Care, which is predominantly a North American business, increased low single digits driven by product innovation, market growth and increased marketing spending. North America share of the Family Care category decreased less than half a point.
Net earnings increased 21% to $1.7 billion due to the increase in net sales and a 290 basis point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by a marginal increase in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings projects, increased pricing and a reduction in commodity costs, partially offset by negative mix impacts due to the disproportionate growth of large sizes and product forms with lower than segment-average margins. SG&A as a percentage of net sales increased marginally due to an increase in marketing spending as a percentage of sales, partially offset by reduced overhead costs, driven by productivity savings.
Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; certain employee benefit costs; other general corporate items; the gains and losses related to certain divested brands and categories; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the reportable segments to U.S. GAAP. The most significant reconciling item includes income taxes to adjust from blended statutory rates that are reflected in the reportable segments to the overall Company effective tax rate.
Corporate net sales decreased $34 million to $95 million for the quarter ended December 31, 2019 and decreased $55 million to $190 million for the fiscal year to date. Corporate net earnings improved by $127 million in the quarter primarily due to lower restructuring charges versus the base period, lower interest expense and a decrease in effective tax rates, all of which have been described above. Fiscal year to date Corporate net earnings increased $6 million as lower restructuring charges versus the base period and lower interest expense, lower effective tax rates and lower foreign exchange transactional charges in the current period were largely offset by the base period gain on the dissolution of the PGT Healthcare partnership.
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
The current productivity and cost savings plan is expected to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. As part of this plan, the Company incurred $1.8 billion in total before-tax restructuring costs across fiscal 2018 and fiscal 2019, with an additional amount of approximately $0.6 billion expected in fiscal 2020. This program is expected to result in additional targeted enrollment reductions, along with further optimization of the supply chain and other manufacturing processes. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that have and are expected to continue to yield additional benefits to our operating margins.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $8.5 billion of cash from operating activities fiscal year to date, an increase of $959 million versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $8.4 billion of operating cash flow. Working capital and other impacts generated $133 million of cash in the period. Accounts receivable increased, using $257 million of cash, primarily due to sales growth. Inventory consumed $533 million of cash primarily to support business growth and product initiatives. Accounts payable, accrued and other liabilities increased, generating $958 million of cash primarily due to an increase in taxes payable and to a lesser extent, extended payment terms with our suppliers and to support business growth. Taxes payable increased approximately $650 million, including an approximate $500 million increase related to the integration of Merck, which had no impact on operating cash flows, as there was an equal and offsetting release of a deferred tax liability that was initially created on the acquisition of Merck. All other operating assets and liabilities used $55 million of cash.
Investing Activities
Investing activities generated $4.4 billion of cash fiscal year to date. Capital expenditures were $1.7 billion, or 4.7% of net sales. We received $6.2 billion of cash from sales and maturities of investment securities.
Financing Activities
Our financing activities used $10.9 billion of net cash fiscal year to date. We used $6.5 billion for treasury stock purchases, $3.9 billion for dividends and $1.6 billion for debt repayments. Cash from the exercise of stock options and other impacts generated $1.1 billion of cash.

As of December 31, 2019, our current liabilities exceeded current assets by $11.2 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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

Organic sales growth:

Three Months Ended December 31, 2019	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	7%	1%	—%	8%
Grooming	2%	2%	—%	4%
Health Care	14%	1%	(8)%	7%
Fabric & Home Care	4%	1%	—%	5%
Baby, Feminine & Family Care	1%	1%	(1)%	1%
Total Company	5%	1%	(1)%	5%
(1)Includes rounding impacts necessary to reconcile net sales to organic sales.

Six Months Ended December 31, 2019	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	8%	1%	—%	9%
Grooming	—%	2%	—%	2%
Health Care	17%	2%	(11)%	8%
Fabric & Home Care	5%	1%	—%	6%
Baby, Feminine & Family Care	2%	1%	—%	3%
Total Company	6%	1%	(1)%	6%
(1)Includes rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Six Months Ended December 31, 2019
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$8,533	$(1,684)	$215	$7,064

Adjusted free cash flow productivity (dollar amounts in millions):

Six Months Ended December 31, 2019
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$7,064	$7,360	96%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2019
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,869	$(42)	$—	$8,827
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,889	25	—	4,914
OPERATING INCOME	4,482	17	—	4,499
INCOME TAX	789	5	—	794
NET EARNINGS ATTRIBUTABLE TO P&G	3,717	17	1	3,735
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.41	$0.01	$—	$1.42
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	14%
CORE EPS	14%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended December 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,919	$(123)	$—	$8,796
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,623	38	(1)	4,660
OPERATING INCOME	3,896	85	1	3,982
INCOME TAX	700	17	(2)	715
NET EARNINGS ATTRIBUTABLE TO P&G	3,194	77	1	3,272
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.22	$0.03	$—	$1.25
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2019
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	17,592	$(94)	$—	$17,498
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	9,674	47	—	9,721
OPERATING INCOME	8,772	47	—	8,819
INCOME TAX	1,515	6	—	1,521
NET EARNINGS ATTRIBUTABLE TO P&G	7,310	48	—	7,358
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$2.77	$0.02	$—	$2.79
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	19%
CORE EPS	18%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Six Months Ended December 31, 2018
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$17,403	$(169)	$—	$—	$17,234
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	9,275	10	—	—	9,285
OPERATING INCOME	7,450	159	—	—	7,609
INCOME TAX	1,429	23	(2)	(1)	1,449
NET EARNINGS ATTRIBUTABLE TO P&G	6,393	146	(353)	1	6,187
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$2.44	$0.06	$(0.14)	$—	$2.36
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2019. There were no material updates to these risk factors for the three months ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2019 - 10/31/2019	5,763,316	$121.46	5,763,316	(3)
11/01/2019 - 11/30/2019	11,605,102	$120.64	11,605,102	(3)
12/01/2019 - 12/31/2019	11,230,232	$124.66	11,230,232	(3)
Total	28,598,650	$122.38	28,598,650
(1)All transactions were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.
(2)Average price paid per share for open market transactions is calculated on a settlement basis and excludes commission.
(3)On January 23, 2020, the Company stated that in fiscal year 2020 the Company expects to reduce outstanding shares through direct share repurchases at a value of $7 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

10-1	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan * +

10-2	The Procter & Gamble Performance Stock Program Summary* +

10-3	Summary of the Company's Long-Term Incentive Program * +

10-4	Summary of the Company's Short Term Achievement Reward Program * +

10-5	Summary of the Company's Retirement Plan Restoration Program * +

10-6	Company's Form of Separation Letter & Release * +

10-7	Company's Form of Separation Agreement & Release * +

10-8	The Procter & Gamble 2019 Stock & Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019).*

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

January 23, 2020	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Controller and Treasurer and Executive Vice President -
Company Transition Leader
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

10-1
Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan +

10-2	The Procter & Gamble Performance Stock Program Summary +

10-3	Summary of the Company's Long-Term Incentive Program +

10-4	Summary of the Company's Short Term Achievement Reward Program +

10-5	Summary of the Company's Retirement Plan Restoration Program +

10-6	Company's Form of Separation Letter & Release +

10-7	Company's Form of Separation Agreement & Release +

10-8
The Procter & Gamble 2019 Stock & Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019)

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