Form 10-Q
period 2020-03-31
PROCTER & GAMBLE Co
filed 2020-04-20
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Yes ☐  No ☑ False
There were 2,475,642,613 shares of Common Stock outstanding as of March 31, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2020	2019	2020	2019
NET SALES	$17,214	$16,462	$53,252	$50,590
Cost of products sold	8,716	8,427	26,308	25,830
Selling, general and administrative expense	5,045	4,806	14,719	14,081
OPERATING INCOME	3,453	3,229	12,225	10,679
Interest expense	(100)	(131)	(308)	(398)
Interest income	39	52	133	168
Other non-operating income, net	106	128	323	685
EARNINGS BEFORE INCOME TAXES	3,498	3,278	12,373	11,134
Income taxes	541	502	2,056	1,931
NET EARNINGS	2,957	2,776	10,317	9,203
Less: Net earnings attributable to noncontrolling interests	40	31	90	65
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$2,917	$2,745	$10,227	$9,138

NET EARNINGS PER SHARE (1)
Basic	$1.15	$1.07	$4.03	$3.58
Diluted	$1.12	$1.04	$3.89	$3.48

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,613.3	2,637.7	2,630.3	2,624.3
(1) Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2020	2019	2020	2019
NET EARNINGS	$2,957	$2,776	$10,317	$9,203
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(1,164)	73	(1,312)	(314)
Unrealized gains/(losses) on investment securities	(6)	54	(12)	107
Unrealized gains on defined benefit retirement plans	185	64	327	314
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(985)	191	(997)	107
TOTAL COMPREHENSIVE INCOME	1,972	2,967	9,320	9,310
Less: Total comprehensive income attributable to noncontrolling interests	29	34	73	65
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$1,943	$2,933	$9,247	$9,245

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2020	June 30, 2019
Assets
CURRENT ASSETS
Cash and cash equivalents			$15,393	$4,239
Available-for-sale investment securities			—	6,048
Accounts receivable			4,640	4,951
INVENTORIES
Materials and supplies			1,325	1,289
Work in process			635	612
Finished goods			3,370	3,116
Total inventories			5,330	5,017
Prepaid expenses and other current assets			1,777	2,218
TOTAL CURRENT ASSETS			27,140	22,473
PROPERTY, PLANT AND EQUIPMENT, NET			20,459	21,271
GOODWILL			39,617	40,273
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,834	24,215
OTHER NONCURRENT ASSETS			7,510	6,863
TOTAL ASSETS			$118,560	$115,095

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$10,464	$11,260
Accrued and other liabilities			9,731	9,054
Debt due within one year			12,701	9,697
TOTAL CURRENT LIABILITIES			32,896	30,011
LONG-TERM DEBT			23,310	20,395
DEFERRED INCOME TAXES			6,309	6,899
OTHER NONCURRENT LIABILITIES			10,104	10,211
TOTAL LIABILITIES			72,619	67,516
SHAREHOLDERS’ EQUITY
Preferred stock			900	928
Common stock – shares issued –	March 2020	4,009.2
	June 2019	4,009.2	4,009	4,009
Additional paid-in capital			63,976	63,827
Reserve for ESOP debt retirement			(1,080)	(1,146)
Accumulated other comprehensive income/(loss)			(15,916)	(14,936)
Treasury stock			(105,823)	(100,406)
Retained earnings			99,474	94,918
Noncontrolling interest			401	385
TOTAL SHAREHOLDERS’ EQUITY			45,941	47,579
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$118,560	$115,095

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2019	2,469,453	$4,009	$911	$64,019	($1,112)	($14,942)	($105,761)	$98,414	$370	$45,908
Net earnings								2,917	40	2,957
Other comprehensive income/(loss)						(974)			(11)	(985)
Dividends and dividend equivalents ($0.7459 per share):
Common								(1,850)		(1,850)
Preferred, net of tax benefits								(64)		(64)
Treasury stock purchases	(7,313)						(901)			(901)
Employee stock plans	12,234			(44)			829			785
Preferred stock conversions	1,269		(11)	1			10			—
ESOP debt impacts					32			57		89
Noncontrolling interest, net				—					2	2
BALANCE MARCH 31, 2020	2,475,643	$4,009	$900	$63,976	($1,080)	($15,916)	($105,823)	$99,474	$401	$45,941

	Nine Months Ended March 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								10,227	90	10,317
Other comprehensive income/(loss)						(980)			(17)	(997)
Dividends and dividend equivalents ($2.2377 per share)
Common								(5,587)		(5,587)
Preferred, net of tax benefits								(193)		(193)
Treasury stock purchases	(61,346)						(7,405)			(7,405)
Employee stock plans	28,965			145			1,964			2,109
Preferred stock conversions	3,273		(28)	4			24			—
ESOP debt impacts					66			109		175
Noncontrolling interest, net				—					(57)	(57)
BALANCE MARCH 31, 2020	2,475,643	$4,009	$900	$63,976	($1,080)	($15,916)	($105,823)	$99,474	$401	$45,941

See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended March 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2018	2,501,580	$4,009	$946	$63,679	($1,178)	($15,156)	($99,480)	$101,170	$453	$54,443
Net earnings								2,745	31	2,776
Other comprehensive income/(loss)						188			3	191
Dividends and dividend equivalents ($0.7172 per share):
Common								(1,799)		(1,799)
Preferred, net of tax benefits								(64)		(64)
Treasury stock purchases	(12,945)						(1,250)			(1,250)
Employee stock plans	18,197			(57)			1,235			1,178
Preferred stock conversions	1,498		(13)	2			11			—
ESOP debt impacts					33			51		84
Noncontrolling interest, net				—					(7)	(7)
BALANCE MARCH 31, 2019	2,508,330	$4,009	$933	$63,624	($1,145)	($14,968)	($99,484)	$102,103	$480	$55,552

	Nine Months Ended March 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								9,138	65	9,203
Other comprehensive income/(loss)						107			—	107
Dividends and dividend equivalents ($2.1516 per share):
Common								(5,380)		(5,380)
Preferred, net of tax benefits								(195)		(195)
Treasury stock purchases	(37,282)						(3,253)			(3,253)
Employee stock plans	43,586			(110)			2,957			2,847
Preferred stock conversions	3,933		(34)	5			29			—
ESOP debt impacts					59			99		158
Noncontrolling interest, net				(117)					(148)	(265)
BALANCE MARCH 31, 2019	2,508,330	$4,009	$933	$63,624	($1,145)	($14,968)	($99,484)	$102,103	$480	$55,552

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2020	2019
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$4,239	$2,569
OPERATING ACTIVITIES
Net earnings	10,317	9,203
Depreciation and amortization	2,199	2,004
Share-based compensation expense	325	299
Deferred income taxes	(588)	(24)
Loss (gain) on sale of assets	11	(370)
Changes in:
Accounts receivable	135	(549)
Inventories	(533)	(601)
Accounts payable, accrued and other liabilities	738	1,441
Other operating assets and liabilities	(58)	(537)
Other	51	225
TOTAL OPERATING ACTIVITIES	12,597	11,091
INVESTING ACTIVITIES
Capital expenditures	(2,415)	(2,533)
Proceeds from asset sales	28	22
Acquisitions, net of cash acquired	(58)	(3,943)
Purchases of short-term investments	—	(159)
Proceeds from sales and maturities of investment securities	6,151	2,535
Change in other investments	(2)	(59)
TOTAL INVESTING ACTIVITIES	3,704	(4,137)
FINANCING ACTIVITIES
Dividends to shareholders	(5,761)	(5,561)
Increases/(reductions) in short-term debt	3,020	(1,832)
Additions to long-term debt	4,951	2,368
Reductions to long-term debt	(1,534)	(1,002)
Treasury stock purchases	(7,405)	(3,253)
Impact of stock options and other	1,761	2,590
TOTAL FINANCING ACTIVITIES	(4,968)	(6,690)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(179)	(95)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,154	169
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$15,393	$2,738

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
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will adopt the standard effective July 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
Fabric Care	23%	22%	23%	23%
Baby Care	11%	12%	11%	12%
Home Care	11%	11%	10%	10%
Skin and Personal Care	9%	10%	10%	10%
Hair Care	9%	9%	9%	9%
Family Care	9%	8%	9%	9%
Oral Care	8%	8%	8%	8%
Shave Care	7%	8%	7%	8%
Feminine Care	7%	6%	6%	6%
Personal Health Care	5%	5%	5%	4%
Other	1%	1%	2%	1%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2020	$3,033	$553	$436	$10,183	$2,717	$2,168
	2019	3,061	675	551	9,707	2,586	2,082
Grooming	2020	1,380	305	254	4,559	1,225	1,018
	2019	1,424	329	344	4,603	1,194	1,062
Health Care	2020	2,262	523	408	7,013	1,795	1,380
	2019	2,115	462	358	6,180	1,571	1,210
Fabric & Home Care	2020	5,826	1,271	957	17,445	3,887	2,960
	2019	5,382	1,114	847	16,427	3,392	2,584
Baby, Feminine & Family Care	2020	4,597	1,130	859	13,746	3,340	2,552
	2019	4,357	861	653	13,305	2,693	2,052
Corporate	2020	116	(284)	43	306	(591)	239
	2019	123	(163)	23	368	(302)	213
Total Company	2020	$17,214	$3,498	$2,957	$53,252	$12,373	$10,317
	2019	16,462	3,278	2,776	50,590	11,134	9,203

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2019	$12,985	$12,881	$7,972	$1,855	$4,580	$40,273
Acquisitions and divestitures	(1)	—	(46)	—	5	(42)
Translation and other	(189)	(143)	(201)	(23)	(58)	(614)
Goodwill at March 31, 2020	$12,795	$12,738	$7,725	$1,832	$4,527	$39,617
Amounts in millions of dollars unless otherwise specified.

Goodwill from current year acquisitions and divestitures primarily reflects opening balance sheet adjustments from the prior year acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) in the Health Care reportable segment (see Note 12), along with a minor Baby Care acquisition in the current year and adjustments from a prior year Beauty acquisition.
Identifiable intangible assets at March 31, 2020 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,458	$(5,628)
Intangible assets with indefinite lives	21,004	—
Total identifiable intangible assets	$29,462	$(5,628)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of determinable lived intangible assets for the three months ended March 31, 2020 and 2019 was $87 and $98, respectively. For the nine months ended March 31, 2020 and 2019, the amortization expense was $274 and $252, respectively.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019.  The underlying reductions in fair values were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets. As a result of the June 30, 2019 impairment determined by the step two testing, the Shave Care fair value exceeded the carrying value by approximately 20% as of June 30, 2019. Because the impairment testing for intangible assets is a one-step process, the Gillette indefinite-lived intangible asset fair value approximated its carrying value at that date. During our annual impairment testing during the quarter ended December 31, 2019, we reduced the discount rate used in the valuation based on developments in the macroeconomic environment. As a result of this change and updates to other underlying cash flow projections, the Shave Care fair value exceeded the carrying value by more than 20% and the Gillette indefinite-lived intangible asset fair value exceeded the carrying value by approximately 5%. The Gillette indefinite-lived intangible asset is most susceptible to future impairment risk.
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
Amounts in millions of dollars unless otherwise specified.

macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles. As of March 31, 2020, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.4 billion and $14.1 billion, respectively.
The duration and severity of the COVID-19 pandemic could result in additional future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that a triggering event did not occur during the quarter ended March 31, 2020, a prolonged pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, or by shifts in demand away from one or more of our higher priced products to lower priced products. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite lived intangible asset, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate or a 25 basis-point decrease in our shorter-term and residual growth rates, either of which, in isolation, would result in an additional impairment of the Gillette indefinite-lived intangible asset.

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
Net earnings per share were as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
Net earnings	$2,957	$2,776	$10,317	$9,203
Less: Net earnings attributable to noncontrolling interests	40	31	90	65
Net earnings attributable to P&G (Diluted)	2,917	2,745	10,227	9,138
Preferred dividends	(64)	(64)	(193)	(195)
Net earnings attributable to P&G available to common shareholders (Basic)	$2,853	$2,681	$10,034	$8,943

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,476.2	2,509.1	2,489.1	2,501.5
Add: Effect of dilutive securities
Conversion of preferred shares (1)	85.5	89.6	86.4	90.8
Impact of stock options and other unvested equity awards (2)	51.6	39.0	54.8	32.0
Diluted weighted average common shares outstanding	2,613.3	2,637.7	2,630.3	2,624.3

NET EARNINGS PER SHARE (3)
Basic	$1.15	$1.07	$4.03	$3.58
Diluted	$1.12	$1.04	$3.89	$3.48
(1)Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.
(2)Weighted average outstanding stock options of approximately 7 million and 4 million for the three months ended March 31, 2020 and 2019, and approximately 3 million and 25 million for the nine months ended March 31, 2020 and 2019 respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
Share-based compensation expense	$123	$118	$325	$299
Net periodic benefit cost for pension benefits (1)	42	30	126	94
Net periodic benefit cost/(credit) for other retiree benefits (1)	(52)	(41)	(156)	(124)
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

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2020.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the nine months ended March 31, 2020.
Other investments had a fair value of $50 and $169 as of March 31, 2020 and June 30, 2019, respectively, and are presented in Other noncurrent assets. During the nine months ended March 31, 2020, the Company sold all of its existing U.S. government securities and corporate bond securities. Such securities were presented in Available-for-sale investment securities at June 30, 2019, and had fair values of $3,648 and $2,400, respectively. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. Cash equivalents were $14,171 and $2,956 as of March 31, 2020 and June 30, 2019, respectively, and are classified as Level 1 within the fair value hierarchy. There are no other material investment balances classified as Level 1 or Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $28,602 and $25,378 as of March 31, 2020 and June 30, 2019, respectively. This includes the current portion of long-term debt instruments ($3,473 and $3,390 as of March 31, 2020 and June 30, 2019, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2020 and June 30, 2019 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2020	June 30, 2019	March 31, 2020	June 30, 2019	March 31, 2020	June 30, 2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,015	$7,721	$232	$177	$—	$(1)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$3,279	$3,157	$69	$35	$(10)	$(24)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$10,294	$10,878	$301	$212	$(10)	$(25)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,001	$6,431	$47	$27	$(76)	$(20)

TOTAL DERIVATIVES AT FAIR VALUE	$16,295	$17,309	$348	$239	$(86)	$(45)
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7,217 and $7,860 as of March 31, 2020 and June 30, 2019, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $16,765 and $17,154 as of March 31, 2020 and June 30, 2019, respectively. Changes in the fair value of net investment hedges are recognized in the Foreign currency translation component of Other comprehensive income (OCI). All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.

Amounts in millions of dollars unless otherwise specified.

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$83	$34	$114	$53
(1)For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $17 and $17 for the three months ended March 31, 2020 and 2019, respectively. The amount of gain/(loss) excluded from effectiveness testing was $57 and $44 for the nine months ended March 31, 2020 and 2019, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income/(loss) (AOCI) for such instruments was $306 and $226 for the three months ended March 31, 2020 and 2019, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $487 and $467 for the nine months ended March 31, 2020 and 2019, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$109	$21	$56	$39
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(148)	$75	$(160)	$68
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in AOCI, including the reclassifications out of AOCI by component:

	Investment Securities	Pension and Other Retiree Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2019	$11	$(4,198)	$(10,749)	$(14,936)
OCI before reclassifications (1)	(10)	104	(1,312)	(1,218)
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	(2)	223	—	221
Net current period OCI	(12)	327	(1,312)	(997)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	(17)	(17)
Balance at March 31, 2020	$(1)	$(3,871)	$(12,044)	$(15,916)
(1)Net of tax expense/(benefit) of $(2), $51 and $141 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively.
(2)Net of tax expense/(benefit) of $0, $66 and $0 for gains/losses on investment securities, pension and other retiree benefit items and foreign currency translation, respectively.
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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. For the three and nine month period ended March 31, 2020, the Company incurred total restructuring charges of $222 and $420, respectively. Of these charges incurred, approximately $198 and $331 were recorded in Cost of products sold and approximately $21 and $80 were recorded in SG&A, respectively. The remainder of these charges were recorded in Other non-operating income, net. The following table presents restructuring activity for the nine months ended March 31, 2020:

	Reserve Balance	Charges Previously Reported (Six Months Ended December 31, 2019)	Charges for the Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020		Reserve Balance
	June 30, 2019			Cash Spent	Charges Against Assets	March 31, 2020
Separations	$280	$81	$41	$(170)	$—	$232
Asset-related costs	—	73	148	—	(221)	—
Other costs	188	44	33	(107)	—	158
Total	$468	$198	$222	$(277)	$(221)	$390
Separation Costs
Employee separation charges for the three and nine month period ended March 31, 2020 relate to severance packages for approximately 350 and 720 employees, respectively. The packages were primarily voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
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

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Beauty	$16	$29
Grooming	20	52
Health Care	65	89
Fabric & Home Care	6	17
Baby, Feminine & Family Care	63	92
Corporate (1)	52	141
Total Company	$222	$420
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
The Company incurred lease expense for operating leases of $82 and $255 for the three and nine months ended March 31, 2020, respectively. Total cash paid related to leases during the three and nine months ended March 31, 2020 was $60 and $205, respectively, including amounts expensed and amounts capitalized. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the Consolidated Balance Sheets. Lease expense for such short-term leases is not material. The most significant assets in our leasing portfolio relate to real estate and vehicles. For purposes of calculating lease liabilities for such leases, we have combined lease and non-lease components.
The right-of-use assets obtained in exchange for new lease liabilities were $42 and $70 for the three and nine months ended March 31, 2020, respectively.
Supplemental balance sheet and other information related to leases is as follows:

March 31, 2020
Operating leases:
Other noncurrent assets	$855

Accrued and other liabilities	245
Other noncurrent liabilities	645
Total operating lease liabilities	$890

Weighted average remaining lease term:
Operating leases	6.4 years

Weighted average discount rate:
Operating leases	4.4%

At March 31, 2020, future payments of operating lease liabilities were as follows:

Operating Leases
March 31, 2020
1 year	$245
2 years	193
3 years	159
4 years	134
5 years	93
Over 5 years	199
Total lease payments	1,023
Less: Interest	(133)
Present value of lease liabilities	$890

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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40–50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $50, including interest and penalties.
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
During the quarter ended December 31, 2019, we completed the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation is based on the final determination of fair values of the assets and liabilities acquired. The following table presents the allocation of purchase price related to the Merck OTC business as of the date of the acquisition:

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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters, acts of war or terrorism, or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions (including the United Kingdom’s exit from the European Union) and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, data protection, tax, environmental, and accounting and financial reporting) and to resolve pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; and (17) the ability to successfully manage the demand, supply, and operational challenges associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns (including the novel coronavirus, COVID-19, outbreak). A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part II, Item 1A) of this Form 10-Q.
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

The MD&A is organized in the following sections:
•Overview
•Summary of Results – Nine Months Ended March 31, 2020
•Economic Conditions and Uncertainties
•Results of Operations – Three and Nine Months Ended March 31, 2020
•Business Segment Discussion – Three and Nine Months Ended March 31, 2020
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
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in the MD&A are based on a combination of vendor purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis, relative to all product sales in the category. The Company measures fiscal year to date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate and explain drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items if applicable and is used to explain changes in organic sales.
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
Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price tiers (referred to as super-premium, premium, mid-tier and value-tier products). We believe we are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.

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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2020 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	15%	19%	22%
Grooming	8%	9%	9%	10%
Health Care	13%	14%	13%	14%
Fabric & Home Care	34%	33%	33%	29%
Baby, Feminine & Family Care	27%	29%	26%	25%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the nine months ended March 31, 2020 versus the nine months ended March 31, 2019:
•Net sales increased 5% to $53.3 billion, driven by a double digit increase in Health Care, mid-single digits increases in Beauty and Fabric & Home Care and a low single digits increase in Baby, Feminine & Family Care, partially offset by a low single digits decrease in Grooming. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 6%, driven by high single digits increase in Health Care and Fabric & Home Care, mid-single digits increases in Beauty and Baby, Feminine & Family Care and low single digits increases in Grooming.
•Unit volume increased 5% , with organic volume up 4%. Volume increased double digits in Health Care, mid-single digits in Fabric & Home Care and low single digits in Beauty and in Baby, Feminine & Family Care. Grooming volume was unchanged. Excluding the impacts of the Merck OTC acquisition, organic volume increased high single digits in Health Care.
•Net earnings were $10.3 billion, an increase of $1.1 billion or 12% versus the prior year period due to the increase in net sales, an increase in operating margin and a reduction in the current period income tax rate, partially offset by the base period gain on the dissolution of the PGT Healthcare partnership.
•Net earnings attributable to Procter & Gamble increased $1.1 billion or 12% versus the prior year period to $10.2 billion .
•Diluted net earnings per share increased 12% to $3.89 due primarily to the increase in net earnings.
•Core net earnings attributable to Procter & Gamble, which represents net earnings excluding incremental restructuring charges in both periods and the base period gain on the dissolution of the PGT Healthcare partnership, increased 16% to $10.4 billion. Core net earnings per share increased 16% to $3.96 due primarily to the increase in Core net earnings.
•Operating cash flow was $12.6 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $10.4 billion. Adjusted free cash flow productivity was 101%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions in certain countries due to economic slowdowns and government restrictions on movement, as well as market size increases in certain countries due to pantry loading and increased consumption of household cleaning and personal health and hygiene products by consumers. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula, economic uncertainty related to the United Kingdom's exit from the European Union, and overall economic slowdowns, could reduce our sales or erode our operating margin, in either case reducing our earnings.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular, certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations due to the COVID-19 pandemic may also impact our costs. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin and net earnings. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in this MD&A, in 2012 we initiated overhead and supply chain cost improvement projects. In fiscal 2017, we communicated specific elements of an additional multi-year cost reduction program which is resulting in targeted enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our operating margin and net earnings.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In four of the past five fiscal years, as well as the current year, the U.S. dollar has strengthened versus a number of foreign currencies, leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Greater China, Turkey and the United Kingdom have previously had, and could in the future have, a significant impact on our sales, costs and earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales and profits.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the U.S. Tax Act enacted in December 2017, and the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jurisdictional taxing rights. Further, our earnings and sales may be impacted by U.S. and foreign government policies to manage the COVID-19 pandemic, such as movement restrictions or site closures. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our earnings and sales could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and potential future changes. Changes in government policies in these areas might cause an increase or decrease in our sales, operating margin and net earnings.
For information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.
COVID-19 Pandemic disclosures
The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and the use of our employees’
talents and our resources to help society meet and overcome the current challenges. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a material net impact to our consolidated operating results in the current quarter. However, the pandemic has had offsetting impacts during the period. For example, during the quarter ended March 31, 2020 we experienced a significant increase in demand and consumption of certain of our product categories in certain markets (the health, hygiene and cleaning products, and primarily in North America and Europe) caused in part by changing consumer habits and pantry stocking, contributing to increases in net sales. At the same time, we experienced declines in Greater China, Japan, and in certain channels, including travel retail, due to the economic slowdown and restricted consumer movements, as well as in certain of our beauty and grooming products. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. It could also lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. We believe that over the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the timing and extent of demand recovery in markets such as Greater China and Japan, the resumption of international travel, the timing and impact of potential consumer pantry destocking in markets including North America and Europe, and product demand trends caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales and resulting earnings during and subsequent to the duration of the pandemic. Our retail customers are also being impacted by the pandemic. Their success in addressing the issues and maintaining their operations could impact consumer access to, and as a result, sales of our products.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow recommended actions of government and health authorities to protect our employees world-wide, with particular measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of our products. For the three months ended March 31, 2020, we were able to broadly maintain our operations. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier or transportation supplier to source and transport materials) that could impact our operations.
Because the pandemic has not materially impacted our operations or demand for our products, it has also not negatively impacted the Company’s liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our strong short- and long-term debt ratings. We have also not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.
For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

RESULTS OF OPERATIONS – Three Months Ended March 31, 2020
The following discussion provides a review of results for the three months ended March 31, 2020 versus the three months ended March 31, 2019.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2020	2019	% Chg
Net sales	$17,214	$16,462	5%
Operating income	3,453	3,229	7%
Net earnings	2,957	2,776	7%
Net earnings attributable to Procter & Gamble	2,917	2,745	6%
Diluted net earnings per common share	1.12	1.04	8%
Core net earnings per common share	1.17	1.06	10%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2020	2019	Basis Pt Chg
Gross margin	49.4%	48.8%	60
Selling, general & administrative expense	29.3%	29.2%	10
Operating income	20.1%	19.6%	50
Earnings before income taxes	20.3%	19.9%	40
Net earnings	17.2%	16.9%	30
Net earnings attributable to Procter & Gamble	16.9%	16.7%	20
Net Sales
Net sales for the quarter increased 5% to $17.2 billion including a 2% negative impact from foreign exchange. Unit volume increased 6%. Excluding the impacts of acquisitions and divestitures, organic volume also increased 6%. Increased pricing had a 1% positive impact to net sales. Mix had no impact to net sales. Volume increased high single digits in Heath Care, Fabric & Home Care and in Baby, Feminine & Family Care, and increased low single digits in Beauty. Grooming volume was unchanged. On a regional basis, volume increased double digits in North America and high single digits in Europe driven by innovation, increased demand and market growth, particularly in household cleaning and personal health and hygiene products due in part to the COVID-19 pandemic. Volume increased mid-single digits in Asia Pacific and Latin America. These increases were partially offset by a double digits volume decrease in Greater China due to market contraction driven by economic slowdown resulting from COVD-19 and a low single digits decrease in India, Middle East and Africa (IMEA). Organic sales increased 6% on a 6% increase in organic volume.

	Net Sales Change Drivers 2020 vs. 2019 (Three Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	1%	(2)%	2%	(2)%	—%	(1)%
Grooming	—%	—%	(3)%	2%	(2)%	—%	(3)%
Health Care	7%	7%	(2)%	1%	1%	—%	7%
Fabric & Home Care	8%	8%	(1)%	—%	1%	—%	8%
Baby, Feminine & Family Care	7%	7%	(1)%	—%	—%	—%	6%
Total Company	6%	6%	(2)%	1%	—%	—%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 60 basis points to 49.4% of net sales for the quarter. Gross margin benefited from:
•170 basis points of gross manufacturing cost savings projects (150 basis points net of product and packaging reinvestments),
•100 basis points of lower commodity costs, and
•40 basis points of positive pricing impacts
These benefits were partially offset by a 160 basis point decline from unfavorable mix (due to the disproportionate growth of Fabric & Home Care and Baby, Feminine & Family Care segments which have lower than company average margins, as well as mix within segments due to the growth of lower margin product forms and large sizes in certain categories), a 60 basis-point decline from higher restructuring costs and a 10 basis-point decline from unfavorable foreign exchange.
Total SG&A spending increased 5% to $5.0 billion primarily due to increases in marketing spending and other operating costs. SG&A as a percentage of net sales increased 10 basis points to 29.3% due to an increase in marketing spending and other net operating costs as a percentage of net sales, partially offset by a reduction in overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales increased 40 basis points as the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending were more than offset by reinvestments in media. Overhead costs as a percentage of net sales declined 50 basis points due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Other net operating costs as a percentage of net sales increased 30 basis points primarily due to an increase in foreign exchange transaction charges. Productivity-driven cost savings delivered 70 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $100 million for the quarter, a decrease of $31 million versus the prior year period due to a decrease in average debt balances and a reduction in U.S. interest rates. Interest income was $39 million for the quarter, a $13 million decrease versus the prior year period due to lower average cash and investment securities balances and reduced U.S. interest rates. Other non-operating income was $106 million, a decrease of $22 million due to higher costs on certain postretirement benefit plans in the current period.
Income Taxes
For the three months ended March 31, 2020, the effective tax rate increased 20 basis points versus the prior year period to 15.5%. A 290 basis-point increase from an unfavorable geographic mix of earnings, caused primarily by disproportionately higher sales and earnings in the U.S. was partially offset by:
•a 150 basis-point reduction from a non-recurring tax benefit arising from a simplification of our legal entity structure,
•a 70 basis-point reduction from discrete impacts related to uncertain tax positions (30 basis-point reduction in the current period versus 40 basis-point increase in the prior year period) and
•a 40 basis-point reduction from increased excess tax benefits of share-based compensation (280 basis-point reduction in the current period versus 240 basis-point reduction in the prior year period).
Net Earnings
Operating income increased $224 million, or 7% to $3.5 billion for the quarter, due to the net sales increase and the increase in gross margin, partially offset by the increase in SG&A as a percentage of sales, all of which are described above. Net earnings increased $181 million or 7% to $3 billion due to the increase in operating income. Foreign exchange had a negative impact of approximately $144 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $172 million or 6% to $2.9 billion for the quarter. Diluted net earnings per share increased 8% to $1.12. Core net earnings per share increased 10% to $1.17. Core net earnings per share represents diluted net earnings per share, excluding the incremental restructuring charges in both periods related to our productivity and cost savings plans.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2020
The following discussion provides a review of results for the nine months ended March 31, 2020 versus the nine months ended March 31, 2019.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2020	2019	% Chg
Net sales	$53,252	$50,590	5%
Operating income	12,225	10,679	14%
Net earnings	10,317	9,203	12%
Net earnings attributable to Procter & Gamble	10,227	9,138	12%
Diluted net earnings per common share	3.89	3.48	12%
Core net earnings per common share	3.96	3.42	16%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2020	2019	Basis Pt Chg
Gross margin	50.6%	48.9%	170
Selling, general & administrative expense	27.6%	27.8%	(20)
Operating income	23.0%	21.1%	190
Earnings before income taxes	23.2%	22.0%	120
Net earnings	19.4%	18.2%	120
Net earnings attributable to Procter & Gamble	19.2%	18.1%	110
Net Sales
Net sales for the nine months ended March 31, 2020 increased 5% to $53.3 billion including a 2% negative impact from foreign exchange. Unit volume increased 5%. Excluding the impacts of acquisitions and divestitures, organic volume increased 4%. Increased pricing had a 1% favorable impact to net sales. Mix was a 1% positive impact to net sales, driven primarily by disproportionate organic growth of the Health Care segment and the Skin & Personal Care category, both of which have higher than company average selling prices. Volume increased double digits in Health Care, increased mid-single digits in Fabric & Home Care and increased low single digits in Beauty and in Baby, Feminine & Family Care. Volume was unchanged in Grooming. Excluding the impacts of the Merck OTC acquisition, Health Care organic volume increased high single digits. On a regional basis volume grew mid-single digits in North America, Europe, Asia Pacific and Latin America and grew low single digits in IMEA. Excluding the impact of minor acquisitions and divestitures, organic volume increased low single digits in Latin America. Organic sales increased 6% on a 4% increase in organic volume.

	Net Sales Change Drivers 2020 vs. 2019 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	3%	3%	(2)%	2%	1%	1%	5%
Grooming	—%	—%	(2)%	2%	(1)%	—%	(1)%
Health Care	13%	7%	(2)%	1%	1%	—%	13%
Fabric & Home Care	6%	6%	(1)%	—%	1%	—%	6%
Baby, Feminine & Family Care	3%	3%	(1)%	1%	—%	—%	3%
Total Company	5%	4%	(2)%	1%	1%	—%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 170 basis points to 50.6% of net sales for the nine months ended March 31, 2020. Gross margin benefited from:
•130 basis points of gross manufacturing cost savings projects (110 basis points net of product and packaging reinvestments),
•50 basis points of positive pricing impacts, and
•70 basis points of lower commodity costs
These benefits were partially offset by a 10 basis-point decline from unfavorable foreign exchange and a 50 basis point net decline from unfavorable product mix (primarily mix within segments due to the growth of lower margin product forms and large sizes in certain categories) and other impacts.
Total SG&A spending increased 5% to $14.7 billion for the nine months ended March 31, 2020, primarily due to increases in marketing spending and to a lesser extent overhead costs. SG&A as a percentage of net sales decreased 20 basis points to 27.6% due to a decrease in overhead and other operating costs as a percentage of net sales, partially offset by an increase in marketing spending as a percentage of sales. Marketing spending as a percentage of net sales increased 10 basis points as the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, were more than offset by reinvestments in media and other marketing spending. Overhead costs as a percentage of net sales decreased 30 basis points driven by the positive scale impacts of the net sales increase, productivity savings and lower restructuring charges versus the base period, partially offset by inflation, higher incentive compensation costs and other cost increases. Other net operating costs as a percentage of net sales decreased 10 basis points primarily due to gains from legal settlements, partially offset by an increase in foreign exchange transaction charges. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $308 million for the nine months ended March 31, 2020, a decrease of $90 million versus the prior year period due to a decrease in average debt balances and a reduction in U.S. interest rates. Interest income was $133 million for the nine months ended March 31, 2020, a decrease of $35 million versus the prior year period due to a decrease in cash and investment securities balances and a reduction in U.S. interest rates. Other non-operating income was $323 million, a decrease of $362 million primarily due to the base period gain from the dissolution of the PGT Healthcare partnership.
Income Taxes
For the nine months ended March 31, 2020, the effective tax rate decreased 70 basis points versus the prior year period to 16.6% due to:
•a 130 basis-point reduction from a non-recurring tax benefit arising from a simplification of our legal entity structure and
•a 40 basis-point reduction from increased excess tax benefits of share-based compensation (a 180 basis-point reduction in the current year versus a 140 basis-point reduction in the prior year).
These reductions are partially offset by:
•a 60 basis-point increase related to the prior year tax impact of the gain on the dissolution of the PGT Healthcare partnership and
•a 30 basis-point increase from unfavorable geographic mix of earnings.
Net Earnings
Operating income increased $1.5 billion, or 14% to $12.2 billion for the nine months ended March 31, 2020, due to the net sales increase, the increase in gross margin and the reduction in SG&A as a percentage of sales, all of which are described above. Net earnings increased $1.1 billion or 12% to $10.3 billion for the fiscal year to date period due to the increase in operating income and the lower tax rates as described above, partially offset by the base period gain on the PGT Healthcare partnership dissolution. Foreign exchange had a negative impact of approximately $234 million on net earnings for the fiscal year to date period, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $1.1 billion or 12% to $10.2 billion for the fiscal year to date period. Diluted net earnings per share increased 12% to $3.89. Core net earnings per share increased 16% to $3.96. Core net earnings per share represents diluted net earnings per share excluding the incremental restructuring charges in both periods related to our productivity and cost savings plans and the gain on dissolution of the PGT Healthcare partnership in the base period.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2020
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and nine month periods ended March 31, 2020 is provided based on a comparison to the same three and nine months periods ended March 31, 2019. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2020 versus the comparable prior year periods (dollar amounts in millions):

	Three Months Ended March 31, 2020
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,033	(1)%	$553	(18)%	$436	(21)%
Grooming	1,380	(3)%	305	(7)%	254	(26)%
Health Care	2,262	7%	523	13%	408	14%
Fabric & Home Care	5,826	8%	1,271	14%	957	13%
Baby, Feminine & Family Care	4,597	6%	1,130	31%	859	32%
Corporate	116	N/A	(284)	N/A	43	N/A
Total Company	$17,214	5%	$3,498	7%	$2,957	7%

	Nine Months Ended March 31, 2020
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$10,183	5%	$2,717	5%	$2,168	4%
Grooming	4,559	(1)%	1,225	3%	1,018	(4)%
Health Care	7,013	13%	1,795	14%	1,380	14%
Fabric & Home Care	17,445	6%	3,887	15%	2,960	15%
Baby, Feminine & Family Care	13,746	3%	3,340	24%	2,552	24%
Corporate	306	N/A	(591)	N/A	239	N/A
Total Company	$53,252	5%	$12,373	11%	$10,317	12%
Beauty
Three months ended March 31, 2020 compared with three months ended March 31, 2019
Beauty net sales decreased 1% to $3.0 billion during the third fiscal quarter on a 1% increase in unit volume. Unfavorable product mix reduced net sales by 2% driven by the disproportionate decline of the super premium SKII brand, caused by the impacts of the COVD-19 pandemic related travel restrictions and economic downturns in Greater China and certain markets in Asia. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 2%. Organic sales increased 1%. Global market share of the Beauty segment increased 0.2 points. The volume increase was driven by a double digit increase in Europe, a high single digit increase in Asia Pacific and a mid-single digit increase in North America, partially offset by a double digit decrease in Greater China (primarily due to reduced demand caused by the COVID-19 pandemic) and in IMEA.
•Volume in Hair Care decreased low single digits. The volume decrease was driven by a high teens decline in Greater China (due to the aforementioned negative impacts of COVID-19), a double digit decline in IMEA and a mid-single digits decline in North America (both due to market declines in certain countries). This was partially offset by a double digit volume increase in Europe and high single digit increase in Asia Pacific due to innovation. Global market share of the Hair Care category was unchanged.
•Volume in Skin and Personal Care increased high single digits, primarily driven by growth in personal care products. Volume grew double digits in North America, high single digits in Europe and Asia Pacific and mid-single digits in Greater China (all due to innovation, increased marketing spending and increased consumption and pantry loading due to the COVID-19 pandemic). Global market share of the Skin and Personal Care category increased less than half a point.
Net earnings decreased 21% to $436 million due to the decrease in net sales and a 360 basis-point decrease in net earnings margin. The net earnings margin decreased due to a reduction in gross margin, an increase in SG&A as a percentage of net sales and an increase in effective tax rates due to unfavorable geographic mix of earnings. The gross margin decrease was primarily driven by the negative impacts of unfavorable mix, due to the disproportionate decline of the super-premium SKII brand, partially offset by increased pricing. The increase in SG&A as a percentage of net sales was primarily due to the negative scale impacts of the net sales decrease and increased marketing spending.

Nine months ended March 31, 2020 compared with nine months ended March 31, 2019
Beauty fiscal year to date net sales increased 5% to $10.2 billion on a 3% increase in unit volume. Favorable product mix added 1% to net sales due to the disproportionate growth of the Skin and Personal Care category, including the Olay Skin care brand, which has higher than segment average selling prices. Higher pricing increased net sales by 2%. Unfavorable foreign exchange impacts reduced net sales by 2%. Organic sales increased 6%. Global market share of the Beauty segment increased 0.1 points. Volume grew high single digits in Europe, mid-single digits in Asia Pacific and low single digits in North America, Greater China and Latin America, partially offset by low single digit decrease in IMEA.
•Volume in Hair Care increased low single digits. Increased volume was driven by high single digits growth in Europe, mid-single digits growth in Asia Pacific and low single digits growth in Latin America due to product innovation and market growth, partially offset by a mid-single digit decline in Greater China (due to the aforementioned impacts of the COVID-19 pandemic) and a low single digit decline in IMEA (due to market decline in certain countries). Volume in North America was unchanged. Excluding the impact of minor acquisitions, organic volume in North America decreased low single digits due to market decline. Global market share of the Hair Care category was unchanged.
•Volume in Skin and Personal Care increased high single digits. Excluding the impact of minor brand acquisitions, organic volume increased mid-single digits. Volume growth was driven by a double digit increase in Greater China and mid-single digits increases in North America, Europe, Latin America and Asia Pacific. Volume growth was driven by innovation, increased marketing spending, market growth and to a lesser extent increased consumption and pantry loading in the most recent quarter due to the COVID-19 pandemic. Global market share of the Skin and Personal Care category increased less than half a point.
Net earnings increased 4% to $2.2 billion due to the increase in net sales, partially offset by a 10 basis-point decrease in net earnings margin. Net earnings margin decreased marginally due to a reduction in gross margin, offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was primarily driven by the negative impacts of unfavorable mix (due to the lower relative growth of the SK-II brand and the disproportionate growth of large sizes) and other hurts related to new manufacturing startup costs, partially offset by increased pricing. The reduction in SG&A as a percentage of net sales was primarily due to the positive scale impacts of the net sales increase.
Grooming
Three months ended March 31, 2020 compared with three months ended March 31, 2019
Grooming net sales decreased 3% to $1.4 billion during the third fiscal quarter on unit volume that was unchanged. Unfavorable foreign exchange had a negative 3% impact on net sales. Pricing had a positive 2% impact on net sales. Negative mix had a 2% unfavorable impact to net sales due to declines of the Appliances category and the North America region which have higher than segment average selling prices. Organic sales decreased 1%. Global market share of the Grooming segment increased 0.8 points. Mid-single digits volume increases in Asia Pacific, IMEA and Latin America, were offset by a mid-teens decline in Greater China primarily due to the impacts of the COVID-19 pandemic and a mid-single digits decline in North America.
•Shave Care volume was unchanged. Volume increased high single digits in Asia Pacific, increased mid-single digits in Latin America and increased low single digits in IMEA due to product innovation and increased distribution in certain markets. This was offset by a double digit decline in Greater China (due to the economic slowdown resulting from the COVID-19 pandemic) and a mid-single digits decline in North America (due to limited distribution capacity in light of the COVID-19 pandemic). Global market share of the Shave Care category increased slightly.
•Volume in Appliances decreased low single digits. Volume declined more than 30% in Greater China and declined high single digits in Asia Pacific due to the aforementioned COVID-19 impacts and competitive activity. This was partially offset by a more than 20% volume increase in IMEA, a high single digits increase in North America and a low single digits increase in Europe due to innovation and increased marketing spending in certain markets. Global market share of the Appliances category increased more than two points.
Net earnings decreased 26% to $254 million due to the decrease in net sales and a 570 basis-point decrease in net earnings margin. The net earnings margin declined primarily due to an increase in effective tax rates due to the benefit in the base period from the favorable adjustments to reserves for uncertain tax positions. To a lesser extent the net earnings margin was impacted by a reduction in gross margin and an increase in SG&A as a percentage of net sales. Gross margin decreased due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razor products and Asia Pacific and IMEA regions which have lower than segment average margins) and unfavorable foreign exchange impacts, partially offset by the benefits of manufacturing cost savings and increased selling prices. SG&A as a percentage of net sales increased due to the negative scale impacts of the net sales decline.
Nine months ended March 31, 2020 compared with nine months ended March 31, 2019
Grooming fiscal year to date net sales was $4.6 billion, a decrease of 1%, on unit volume that was unchanged. Unfavorable foreign exchange had a negative 2% impact on net sales. Pricing had a positive 2% impact on net sales. Unfavorable mix was a negative 1% impact to net sales due to declines of the Appliances category and the North America region which have higher than segment average selling prices. Organic sales increased 1%. Global market share of the Grooming segment increased 0.3 points. A mid-single digits volume increase in Asia Pacific and low single digits increases in Europe, IMEA and Latin America were offset by mid-single digit declines in North America and in Greater China.
•Shave Care volume increased low single digits. The volume increase was driven by a double digit increase in Asia Pacific and low single digits increases in Europe, IMEA and Latin America due to product innovation, partially offset by a mid-single digits decline in North America and Greater China due to market decline and to a lesser extent, the impacts of the COVID-19 pandemic. Global market share of the Shave Care category was unchanged.
•Volume in Appliances decreased low single digits. A double digit decline in Asia Pacific and Greater China (due to market contraction, competitive activities and to a lesser extent the aforementioned impacts of the COVID-19 pandemic), was partially offset by mid-single digits volume increase in North America and low single digits increase in Europe due to innovation. Global market share of the Appliances category increased more than a point.
Net earnings decreased 4% to $1.0 billion due to the decrease in net sales and an 80 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to an increase in effective tax rates and to a lesser extent a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The increase in tax rates was due to the benefit in the base period from the favorable adjustments to reserves for uncertain tax positions. SG&A as a percentage of net sales decreased primarily due to a favorable legal settlement in the current period and a reduction in overhead costs due to productivity savings. Gross margin declined due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razor products and Asia Pacific and IMEA regions which have lower than segment average margins) and unfavorable foreign exchange impacts, partially offset by the benefits of manufacturing cost savings and increased selling prices.
Health Care
Three months ended March 31, 2020 compared with three months ended March 31, 2019
Health Care net sales increased 7% to $2.3 billion during the third fiscal quarter on a 7% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 2%. Pricing had a 1% positive impact to net sales for the quarter. Favorable mix increased net sales by 1% due to the disproportionate growth of the Personal Health Care category and the North America region, both of which have higher than segment average selling prices. Organic sales increased 9%. Global market share of the Health Care segment increased 0.8 points. The volume increase was led by double digit growth in Latin America and IMEA and high single digits growth in Europe and North America. This was partially offset by a mid-teens decline in Greater China due primarily to the COVID-19 pandemic related economic slowdown.
•Oral Care volume increased mid-single digits. The volume increase was driven by over 20% growth in IMEA, mid-teens growth in Latin America, mid-single digits growth in Europe and low single digits growth in North America all driven by innovation and market growth. This was partially offset by a mid-teens volume decline in Greater China due to the economic slowdown related to the COVID-19 pandemic. Global market share of the Oral Care category increased less than a point.
•Volume in Personal Health Care increased double digits versus the prior year period. The volume increase was driven by high teens growth in North America, mid-teens growth in Europe, high single digits growth in Latin America, and mid-single digits growth in IMEA, driven by innovation, increased marketing spending and increased consumption and pantry loading due to the COVID-19 pandemic. Global market share of the Personal Health Care category increased a point.
Net earnings increased 14% to $408 million, due to the increase in net sales and a 110 basis-points increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The increase in gross margin was driven by the positive impacts of manufacturing cost savings and increased pricing, partially offset by unfavorable mix impact due to the disproportionate growth of certain markets in IMEA with lower than segment average margins. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase and a reduction in overhead costs due to productivity savings.
Nine months ended March 31, 2020 compared with nine months ended March 31, 2019
Health Care fiscal year to date net sales increased 13% to $7.0 billion on a 13% increase in unit volume. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic sales increased 8% and organic volume increased 7%. Unfavorable foreign exchange impacts reduced net sales by 2%. Higher pricing increased net sales by 1%. Favorable mix increased net sales by 1% due to the disproportionate organic growth of the Personal Health Care category which has higher than segment average margins. Global market share of the Health Care segment increased 0.6 points. The volume increase was led by over 30% growth in IMEA, high teens growth in Latin America, mid-teens growth in Europe, double digit growth in Asia Pacific and high single digits growth in North America, partially offset by mid-single digits decrease in Greater China. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased mid-teens in IMEA, increased high single digits in Latin America, increased mid-single digits in Europe and increased low single digits in Asia Pacific.

•Oral Care volume increased mid-single digits. Increased volume was driven by over 20% growth in IMEA, double digits growth in Latin America, mid-single digits growth in Asia Pacific and North America and low single digits growth in Europe, all due to innovation and market growth. Excluding the impact of minor divestitures, volume in Europe grew mid-single digits. Growth in these markets was partially offset by a mid-single digits volume decrease in Greater China due to the economic slowdown related to the COVID-19 pandemic in the most recent quarter and competitive activities. Global market share of the Oral Care category increased half a point.
•Volume in Personal Health Care increased more than 30% versus the prior period. Excluding the impact of the Merck OTC consumer healthcare acquisition, organic volume increased double digits. The organic volume increase was driven by mid-teens growth in Europe and double digits growth in North America (both due to innovation, increased marketing spending, and to a lesser extent the increased consumption and pantry loading due to the COVID-19 pandemic), a high single digits growth in IMEA and mid-single digits growth in Latin America (both due to innovation and increased marketing spending) partially offset by a low single digits decline in Asia Pacific due to devaluation-related price increases. Global market share of the Personal Health Care category increased more than half a point.
Net earnings increased 14% to $1.4 billion due to the increase in net sales and a 10 basis-points increase in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percentage of net sales. The increase in gross margin was driven primarily by the positive impacts of increased pricing and manufacturing cost savings. SG&A as a percentage of net sales increased primarily due to an increase in overheads and other operating expenses primarily caused by the Merck OTC consumer healthcare acquisition, partially offset by the positive scale benefits of the net sales increase.
Fabric & Home Care
Three months ended March 31, 2020 compared with three months ended March 31, 2019
Fabric & Home Care net sales increased 8% to $5.8 billion during the third fiscal quarter on an 8% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of the Home Care category, which has higher than segment average prices. Pricing had no net impact to net sales. Organic sales increased 10%. Global market share of the Fabric & Home Care segment increased 0.7 points. Volume growth was driven by double digit increases in North America and Latin America, a high single digit increase in Europe and a mid-single digit increase in Asia Pacific, partially offset by a double digit volume decrease in Greater China, primarily due to the economic slow down related to the COVID-19 pandemic. The volume increases in North America and Europe were partially due to increased consumption and pantry loading related to the COVID-19 pandemic.
•Fabric Care volume increased high single digits. Increased volume was driven by mid-teens growth in North America, double digit growth in Latin America, high single digits growth in Europe and mid-single digits growth in Asia Pacific, all due to product innovation and the aforementioned consumption increase in certain markets related to the COVID-19 pandemic. This was partially offset by a double digits decline in Greater China due to the COVID-19 related economic slowdown. Global market share of the Fabric Care category increased more than half a point.
•Home Care volume increased double digits. Volume increased in all regions led by a mid-teens growth in Europe, high single digits growth in North America and mid-single digits growth in Asia Pacific and Latin America, all due to product innovation and the aforementioned consumption increase in certain markets related to the COVID-19 pandemic. Excluding the impact of minor divestitures, volume in Latin America grew high single digits. Global market share of the Home Care category increased nearly a point.
Net earnings increased 13% to $957 million due to the increase in net sales and a 70 basis-points increase in net earnings margin. The net earnings margin increase was primarily due to an increase in gross margin, partially offset by a higher effective tax rate. The gross margin increase was driven by manufacturing cost savings and a reduction in commodity costs, partially offset by unfavorable product mix due to the disproportionate growth of premium innovation that has not yet been cost optimized. The higher effective tax rate was due to the disproportionate growth in North America. SG&A as a percentage of net sales increased marginally due primarily to higher marketing spending, partially offset by the positive scale benefits of the net sales increase.
Nine months ended March 31, 2020 compared with nine months ended March 31, 2019
Fabric & Home Care fiscal year to date net sales increased 6% to $17.4 billion on a 6% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of premium products, including unit dose laundry and fabric enhancers. Pricing had no impact to net sales for the period. Organic sales increased 7%. Global market share of the Fabric & Home Care segment increased 0.7 points. The volume growth was driven by a double digit increase in Latin America, a high single digits increase in North America, along with mid-single digit increases in Europe and Asia Pacific and a low single digit increase in Greater China.
•Fabric Care volume increased mid-single digits. The volume increase was led by double digits growth in Latin America and high single digits growth in North America, along with mid-single digits growth in Europe and low single digits growth in Asia Pacific and Greater China. Volume growth was driven by product innovation and to a lesser extent the aforementioned consumption increase due to the COVID-19 pandemic. Global market share of the Fabric Care category increased more than half a point.
•Home Care volume increased mid-single digits. Volume increased in all regions led by double digits growth in Europe, mid-single digits growth in Asia Pacific and North America and low single digits growth in IMEA and Latin America due to product innovation and to a lesser extent the aforementioned consumption increase due to the COVID-19 pandemic. Excluding the impact of minor divestitures, volume increased mid-single digits in Latin America. Global market share of the Home Care category increased more than a point.
Net earnings increased 15% to $3.0 billion due to the increase in net sales and a 130 basis-points increase in net earnings margin. The net earnings margin increase was primarily due to an increase in gross margin, along with a marginal reduction in SG&A as a percentage of net sales. The gross margin increase was driven primarily by manufacturing cost savings and reduction in commodity costs. SG&A expense as a percentage of net sales decreased due to the positive scale benefits of the net sales increase, partially offset by an increase in marketing spending.
Baby, Feminine & Family Care
Three months ended March 31, 2020 compared with three months ended March 31, 2019
Baby, Feminine & Family Care net sales increased 6% to $4.6 billion during the third fiscal quarter on a 7% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 1%. Pricing and mix had no impact to net sales. Organic sales increased 7%. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points. Volume increased double digits in North America and high single digits in Europe, both driven primarily by increased consumption and pantry loading due to the COVID-19 pandemic, and increased mid-single digits in Asia Pacific. This was partially offset by a double digit volume decrease in Greater China due to the economic slowdown related to the COVID-19 pandemic, a high single digit decrease in Latin America and a mid-single digits decrease in IMEA.
•Volume in Baby Care was unchanged. Volume decreased double digits in Greater China (primarily due to the COVID-19 related economic slowdown) and in Latin America (due to market contraction and increased pricing) and decreased high single digits in IMEA (due to the COVID-19 related economic slowdown and competitive activity). This was offset by mid-single digits growth in North America (due to the aforementioned consumption increase and pantry loading related to the COVID-19 pandemic, market growth and increased marketing spending) and Asia Pacific (due to innovation) and low single digit growth in Europe (due to the pantry loading related to the COVID-19 pandemic). Global market share of the Baby Care category decreased more than a point.
•Volume in Feminine Care increased high single digits. Excluding the impacts of a minor acquisition, organic volume increased mid-single digits. Volume increased over 20% in Asia Pacific due to a new launch in the adult incontinence category in Japan. Volume increased mid-teens in Europe and mid-single digits in North America due to the aforementioned pantry loading related to the COVID-19 pandemic, product innovation, and increased marketing spending. This was partially offset by a double digit decline in Greater China due to the COVID-19 related economic slowdown. Global market share of the Feminine Care category increased more than half a point.
•Volume in Family Care, which is predominantly a North American business, increased mid-teens driven by the COVID-19 related consumption increase and pantry loading and increased marketing spending. North America share of the Family Care category was unchanged.
Net earnings increased 32% to $859 million due to the increase in net sales and a 370 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by a marginal increase in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings and a reduction in commodity costs, partially offset by negative mix impacts due to the disproportionate growth of large sizes and product forms with lower than segment-average margins. SG&A as a percentage of net sales increased marginally due to an increase in marketing spending as a percentage of sales, partially offset by reduced overhead costs, driven by productivity savings and the positive scale benefits of the net sales increase.
Nine months ended March 31, 2020 compared with nine months ended March 31, 2019
Baby, Feminine & Family Care fiscal year to date net sales increased 3% to $13.7 billion on a 3% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Higher pricing increased net sales by 1%. Mix did not have a net impact on net sales. Organic sales increased 4%. Global market share of the Baby, Feminine & Family Care segment decreased 0.4 points. Volume growth was driven by mid-single digit increases in North America and Asia Pacific and a low single digit increase in Europe, partially offset by mid-single digit decline in Latin America and low single digit decline in Greater China and IMEA.
•Volume in Baby Care decreased low single digits. Volume decreased high single digits in Latin America, mid-single digits in Greater China and IMEA, and low single digits in Europe due to competitive activity, devaluation related price increases, category contraction in certain markets and to a lesser extent the aforementioned impacts of the COVID-19 pandemic. This was partially offset by low single digit volume increases in North America and Asia Pacific due to product innovation, market growth and to a lesser extent the increased consumption and pantry loading due to the COVID-19 pandemic. Global market share of the Baby Care category decreased more than a point.
•Volume in Feminine Care increased mid-single digits. The volume increase was led by a double digit increase in Asia Pacific due to new launch in the adult incontinence category in Japan, a high single digits increase in Europe and mid-single digit increases in North America and Latin America, due to product innovation, increased marketing spending, adult incontinence category growth and to a lesser extent pantry loading due to the COVID-19 pandemic. Excluding the impact of a minor acquisition, North America volume increased low single digits. Global market share of the Feminine Care category increased nearly half a point.
•Volume in Family Care, which is predominantly a North American business, increased high single digits driven by the aforementioned COVID-19 related consumption increase and pantry loading, product innovation, market growth and increased marketing spending. North America share of the Family Care category was unchanged.
Net earnings increased 24% to $2.6 billion due to the increase in net sales and a 320 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by a marginal increase in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings projects, a reduction in commodity costs and increased selling prices, partially offset by negative mix impacts due to the disproportionate growth of large sizes and product forms with lower than segment-average margins. SG&A as a percentage of net sales increased marginally due to an increase in marketing spending as a percentage of sales, partially offset by reduced overhead costs, driven by productivity savings and the positive scale benefits of the net sales increase.
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
Corporate net sales decreased $7 million to $116 million for the quarter ended March 31, 2020 and decreased $62 million to $306 million for the fiscal year to date. Corporate net earnings improved by $20 million in the quarter primarily due to discrete tax benefits during the quarter that are not allocated to the segment, partially offset by higher restructuring charges, all of which have been described above. Fiscal year to date Corporate net earnings increased $26 million as tax benefits and lower interest expense in the current period were largely offset by the base period gain on the dissolution of the PGT Healthcare partnership.
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
The current productivity and cost savings plan is expected to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. As part of this plan, the Company incurred $1.8 billion in total before-tax restructuring costs across fiscal 2018 and fiscal 2019, with an additional amount of $0.5 to $0.6 billion expected in fiscal 2020. This program is expected to result in additional targeted enrollment reductions, along with further optimization of the supply chain and other manufacturing processes. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that have and are expected to continue to yield additional benefits to our operating margins.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $12.6 billion of cash from operating activities fiscal year to date, an increase of $1.5 billion versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and loss on sale of assets), generated $12.3 billion of operating cash flow. Working capital and other impacts generated $333 million of cash in the period. Accounts receivable decreased, generating $135 million of cash, primarily due to the timing of the quarter-end (which fell on a Tuesday versus Sunday in the prior year end, resulting in additional collection days in the current year). Inventory increased, consuming $533 million of cash primarily to support business growth, including increased manufacturing to help build safety stocks to help manage through the COVID-19 pandemic and product initiatives. Accounts payable, accrued and other liabilities increased, generating $738 million of cash. Taxes payable accounted for approximately $400 million of this amount, primarily due to an approximate $500 million increase related to the integration of Merck, which had no impact on operating cash flows, as there was an equal and offsetting release of a deferred tax liability that was initially created on the acquisition of Merck. Extended payment terms to suppliers generated approximately $475 million of cash and all other accruals used approximately $140 million. All other operating assets and liabilities used $58 million of cash.
Investing Activities
Investing activities generated $3.7 billion of cash fiscal year to date. Capital expenditures were $2.4 billion, or 4.5% of net sales. We received $6.2 billion of cash from sales and maturities of investment securities.
Financing Activities
Our financing activities used $5.0 billion of net cash fiscal year to date. We used $7.4 billion for treasury stock purchases, $5.8 billion for dividends and $1.5 billion for debt repayments. Cash from the issuance of bonds and commercial paper generated $5.0 billion and $3.0 billion of cash, respectively, and the exercise of stock options and other impacts generated $1.8 billion of cash.
As of March 31, 2020, our current liabilities exceeded current assets by $5.8 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Organic sales growth:

Three Months Ended March 31, 2020	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(1)%	2%	—%	1%
Grooming	(3)%	3%	(1)%	(1)%
Health Care	7%	2%	—%	9%
Fabric & Home Care	8%	1%	1%	10%
Baby, Feminine & Family Care	6%	1%	—%	7%
Total Company	5%	2%	(1)%	6%
(1)Includes rounding impacts necessary to reconcile net sales to organic sales.

Nine Months Ended March 31, 2020	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	5%	2%	(1)%	6%
Grooming	(1)%	2%	—%	1%
Health Care	13%	2%	(7)%	8%
Fabric & Home Care	6%	1%	—%	7%
Baby, Feminine & Family Care	3%	1%	—%	4%
Total Company	5%	2%	(1)%	6%
(1)Includes rounding impacts necessary to reconcile net sales to organic sales.

Adjusted free cash flow (dollar amounts in millions):

Nine Months Ended March 31, 2020
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$12,597	$(2,415)	$215	$10,397

Adjusted free cash flow productivity (dollar amounts in millions):

Nine Months Ended March 31, 2020
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$10,397	$10,317	101%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2020
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING (2)	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,716	$(179)	$—	$8,537
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	5,045	26	—	5,071
OPERATING INCOME	3,453	153	—	3,606
INCOME TAX	541	15	—	556
NET EARNINGS ATTRIBUTABLE TO P&G	2,917	141	—	3,058
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.12	$0.05	$—	$1.17
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
(2) While total restructuring costs exceeded the historical ongoing level, total restructuring costs included within SG&A for this period were below the historical ongoing level. Accordingly, the non-GAAP adjustment for the SG&A line item adds costs to the comparable GAAP number.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	10%
CORE EPS	10%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Three Months Ended March 31, 2019
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING (2)	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$8,427	$(65)	$—	$8,362
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	4,806	18	(1)	4,823
OPERATING INCOME	3,229	47	1	3,277
INCOME TAX	502	7	—	509
NET EARNINGS ATTRIBUTABLE TO P&G	2,745	44	—	2,789
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.04	$0.02	$—	$1.06
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
(2) While total restructuring costs exceeded the historical ongoing level, total restructuring costs included within SG&A for this period were below the historical ongoing level. Accordingly, the non-GAAP adjustment for the SG&A line item adds costs to the comparable GAAP number.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2020
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING (2)	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	26,308	$(273)	$—	$26,035
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	14,719	73	—	14,792
OPERATING INCOME	12,225	200	—	12,425
INCOME TAX	2,056	20	1	2,077
NET EARNINGS ATTRIBUTABLE TO P&G	10,227	189	—	10,416
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$3.89	$0.07	$—	$3.96
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
(2)While total restructuring costs exceeded the historical ongoing level, total restructuring costs included within SG&A for this period were below the historical ongoing level. Accordingly, the non-GAAP adjustment for the SG&A line item adds costs to the comparable GAAP number.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	16%
CORE EPS	16%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Nine Months Ended March 31, 2019
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING (2)	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
COST OF PRODUCTS SOLD	$25,830	$(234)	$—	$—	$25,596
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	14,081	28	—	(1)	14,108
OPERATING INCOME	10,679	206	—	1	10,886
INCOME TAX	1,931	30	(2)	(1)	1,958
NET EARNINGS ATTRIBUTABLE TO P&G	9,138	190	(353)	1	8,976
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$3.48	$0.07	$(0.13)	$—	$3.42
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
(2)While total restructuring costs exceeded the historical ongoing level, total restructuring costs included within SG&A for this period were below the historical ongoing level. Accordingly, the non-GAAP adjustment for the SG&A line item adds costs to the comparable GAAP number.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-Q, as well as in our quarterly and annual reports, current reports on Form 8-K, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become outdated or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors, except to the extent required by law. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.
The following discussion of “risk factors” identifies significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with the MD&A and the Consolidated Financial Statements and related Notes incorporated in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These and other factors could cause our future results to differ from those in the forward-looking statements and from historical trends, perhaps materially.
Our business is subject to numerous risks as a result of our having significant operations and sales in international markets, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility.
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, earn revenues and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than fifty percent of our net revenue. Fluctuations in exchange rates for foreign currencies may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A, the Consolidated Financial Statements and related Notes.
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
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, loss or impairment of key manufacturing sites, discontinuity in our internal information and data systems, inability to procure sufficient raw or input materials, significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, or disease outbreaks or other external factors over which we have no control, have interrupted product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition or results of operations.
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
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our financial results could suffer. Further, failure of these third parties to meet their obligations to the Company or substantial disruptions in the relationships between the Company and these third parties could adversely impact our operations and results. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
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
We rely extensively on IT/OT systems, networks and services, including internet and intranet sites, data hosting and processing facilities and technologies, physical security systems and other hardware, software and technical applications and platforms, many of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. The various uses of these IT/OT systems, networks and services include, but are not limited to:
•ordering and managing materials from suppliers;
•converting materials to finished products;
•shipping products to customers;
•marketing and selling products to consumers;
•collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor, and other stakeholder information and personal data, including such data from persons covered by an expanding landscape of privacy and data regulations, such as citizens of the European Union who are covered by the General Data Protection Regulation (“GDPR”);
•summarizing and reporting results of operations, including financial reporting;
•managing our banking and other cash liquidity systems and platforms;
•hosting, processing and sharing, as appropriate, confidential and proprietary research, business plans and financial information;
•collaborating via an online and efficient means of global business communications;
•complying with regulatory, legal and tax requirements;
•providing data security; and
•handling other processes necessary to manage our business.
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
Our IT/OT databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks. Such attacks may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts or the security efforts of our third-party providers will prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ IT/OT databases or systems.
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
Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. For example, the United Kingdom’s withdrawal from the European Union ("Brexit") has created uncertainty regarding, among other things, the U.K.'s future legal and economic framework and how the U.K. will interact with other countries, including with respect to the free movement of goods, services, capital and people. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, tariffs, trade barriers and market contraction, could adversely affect the Company’s business and financial results.
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
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Changes in the various tax laws can and do occur. For example, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Act”). The changes included in the U.S. Tax Act are broad and complex. The ongoing impacts of the U.S. Tax Act may differ from the estimates provided elsewhere in the reports we file with the Securities and Exchange Commission, possibly materially, due to, among other things, changes in interpretations, any regulatory guidance or legislative action to address questions that arise or any updates or changes to estimates the Company has used to calculate the impacts.
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting (“BEPS") project is a new project undertaken by more than 130 member countries of the expanded OECD Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by potentially redefining jurisdictional taxation rights. As this and other tax laws and related regulations change or evolve, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.
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
As a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results could be adversely impacted by the dilutive impacts from the loss of earnings associated with divested brands or dissolution of joint ventures. Our financial results have been, and in the future could also be, impacted by acquisitions or joint venture activities, such as the integration of Merck KGaA's Consumer Health business acquired in fiscal 2019, if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, or 2) we are not able to deliver the expected cost and growth synergies associated with such acquisitions and joint ventures, including as a result of integration and collaboration challenges, which could also have an impact on goodwill and intangible assets.
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
We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
Our business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as travel restrictions or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine as a result of the novel coronavirus (COVID-19) pandemic. These impacts include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading activity; if prolonged, such impacts can further increase the difficulty of planning for operations and may adversely impact our results;
•Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results.
Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2020 - 1/31/2020	4,009,498	$124.70	4,009,498	(3)
2/01/2020 - 2/29/2020	1,995,885	$125.26	1,995,885	(3)
3/01/2020 - 3/31/2020	1,307,645	$115.21	1,307,645	(3)
Total	7,313,028	$123.16	7,313,028
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
(3)On April 17, 2020, the Company stated that in fiscal year 2020 the Company expects to reduce outstanding shares through direct share repurchases at a value of $7 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016).

3-2	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016).

4-1	Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company Annual Report on Form 10-K for the year ended June 30, 2015).

10-1	Company's Form of Separation Agreement & Release* +

10-2	The Procter & Gamble Company Executive Deferred Compensation Plan* +

10-3	The Procter & Gamble Performance Stock Program Summary* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

April 20, 2020	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Controller and Treasurer and Executive Vice President -
Company Transition Leader
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016)

4-1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company Annual Report on Form 10-K for the year ended June 30, 2015).

10-1	Company's Form of Separation Agreement & Release +

10-2	The Procter & Gamble Company Executive Deferred Compensation Plan +

10-3	The Procter & Gamble Performance Stock Program Summary +

31.1	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.