Form 10-K
period 2020-06-30
PROCTER & GAMBLE Co
filed 2020-08-06
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 TRUE
For the Fiscal Year Ended June 30, 2020
OR
[ ]]FALSE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 1-434

Cincinnati	THE PROCTER & GAMBLE COMPANY	OH
One Procter & Gamble Plaza	One Procter & Gamble Plaza, Cincinnati, Ohio 45202	45202
513	Telephone (513) 983-1100	983-1100
	IRS Employer Identification No. 31-0411980	31-0411980
	State of Incorporation: Ohio	OH
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	New York Stock Exchange
4.125% EUR notes due December 2020	PG20A	New York Stock Exchange
2.000% notes due 2021	PG21	New York Stock Exchange
2.000% notes due 2022	PG22B	New York Stock Exchange
1.125% notes due 2023	PG23A	New York Stock Exchange
0.500% notes due 2024	PG24A	New York Stock Exchange
0.625% notes due 2024	PG24B	New York Stock Exchange
1.375% notes due 2025	PG25	New York Stock Exchange
4.875% EUR notes due May 2027	PG27A	New York Stock Exchange
1.200% notes due 2028	PG28	New York Stock Exchange
1.250% notes due 2029	PG29B	New York Stock Exchange
1.800% notes due 2029	PG29A	New York Stock Exchange
6.250% GBP notes due January 2030	PG30	New York Stock Exchange
5.250% GBP notes due January 2033	PG33	New York Stock Exchange
1.875% notes due 2038	PG38	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ False
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐ TRUE
The aggregate market value of the voting stock held by non-affiliates amounted to $304 billion on December 31, 2019.
There were 2,486,086,692 shares of Common Stock outstanding as of July 31, 2020.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2020 (2020 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
The Procter & Gamble Company is focused on providing branded products of superior quality and value to improve the lives of the world's consumers, now and for generations to come. The Company was incorporated in Ohio in 1905, having first been established as a New Jersey corporation in 1890, and was built from a business founded in Cincinnati in 1837 by William Procter and James Gamble. Today, our products are sold in more than 180 countries and territories.
Throughout this Form 10-K, we incorporate by reference information from other documents filed with the Securities and Exchange Commission (SEC).
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.pginvestor.com. P&G includes the website link solely as a textual reference. The information contained on our website is not incorporated by reference into this report.
Copies of these reports are also available, without charge, by contacting EQ Shareowner Services, 1100 Centre Pointe Curve, Suite 101, Mendota, MN 55120-4100.
Financial Information about Segments
Information about our reportable segments can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new innovative products and brands. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in more than 180 countries and territories through numerous channels as well as direct-to-consumer. Our growth strategy is to deliver meaningful and noticeable superiority in all elements of our consumer proposition - product, packaging, brand communication, retail execution and consumer and customer value equation. We use our research and development and consumer insights to provide superior products and packaging. We utilize our marketing and online presence to deliver superior brand messaging to our consumers. We work collaboratively with our customers to deliver superior retail execution, both in-store and online. In conjunction with the above elements, we provide superior value to consumers and our retail customers in each price tier in which we compete. Productivity improvement is also critical to delivering our objectives of balanced top and bottom-line growth and value creation.
Key Product Categories. Information on key product categories can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. These customers sell our products to individual consumers. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 15% of our total sales in 2020, 2019 and 2018. No other customer represents more than 10% of our total sales. Our top ten customers accounted for approximately 38% of our total sales in 2020 and 36% in 2019 and 2018. The nature of our business does not result in material backlog orders or contracts with the government. We believe our practices related to working capital items for customers and suppliers are consistent with the industry segments in which we compete.
Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from third parties, some of whom are single-source suppliers. We produce certain raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel, natural gas and derivative products are important commodities consumed in our manufacturing processes and in the transportation of input materials and finished products to customers. The prices we pay for materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. The Company purchases a substantial variety of other raw and packaging materials, none of which are material to our business taken as a whole.
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

2 The Procter & Gamble Company
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
Expenditures for Environmental Compliance. Expenditures for compliance with federal, state and local environmental laws and regulations are fairly consistent from year to year and are not material to the Company. No material change is expected in fiscal year 2021.
Employees. As of June 30, 2020, the Company had approximately 99,000 employees, an increase of two percent versus the prior year due to business growth and in-sourcing of certain media planning and other services. The total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures. The number of employees includes manufacturing and non-manufacturing employees.
Item 1A. Risk Factors.
We discuss our expectations regarding future performance, events and outcomes, such as our business outlook and objectives in this Form 10-K, as well as in our quarterly and annual reports, current reports on Form 8-K, press releases and other written and oral communications. All statements, except for historical and present factual information, are “forward-looking statements” and are based on financial data and business plans available only as of the time the statements are made, which may become outdated or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors, except to the extent required by law. Forward-looking statements are inherently uncertain, and investors must recognize that events could significantly differ from our expectations.
The following discussion of “risk factors” identifies significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management's Discussion and Analysis and the Consolidated Financial Statements and related Notes incorporated in this report. The following discussion of risks is not all inclusive, but is designed to highlight what we believe are important factors to consider when evaluating our expectations. These and other factors could cause our future results to differ from those in the forward-looking statements and from historical trends, perhaps materially.
Our business is subject to numerous risks as a result of our having significant operations and sales in international markets, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility.
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, generate sales and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than fifty percent of our annual net sales. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A, and the Consolidated Financial Statements and related Notes.
We also have businesses and maintain local currency cash balances in a number of countries with currency exchange, import authorization, pricing or other controls or restrictions, such as Nigeria, Algeria, Argentina, Egypt and Turkey. Our results of operations, financial condition and cash flows could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
Additionally, our business, operations or employees have been and could continue to be adversely affected by political volatility, labor market disruptions or other crises or vulnerabilities in individual countries or regions, including political instability or upheaval, broad economic instability or sovereign risk related to a default by or deterioration in the creditworthiness of local governments, particularly in emerging markets.
Uncertain economic conditions may adversely impact demand for our products or cause our customers and other business partners to suffer financial hardship, which could adversely impact our business.
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic disruptions. These disruptions have included and may in the future include: a slow-down or recession in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the

The Procter & Gamble Company 3
materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient sales, income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
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
Our business results depend on our ability to manage disruptions in our global supply chain.
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes, loss or impairment of key manufacturing sites, discontinuity in our internal information and data systems, inability to procure sufficient raw or input materials, significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks or other external factors over which we have no control, have interrupted product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition, results of operations or cash flows.
Our businesses face cost fluctuations and pressures that could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities and raw materials and the costs of labor, transportation, energy, pension and healthcare. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows.
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation and changing consumer habits.
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors. Failure to continually innovate, improve and respond to competitive moves and changing consumer habits could compromise our competitive position and adversely impact our financial condition, results of operations or cash flows.
The ability to achieve our business objectives depends on how well we can compete with our local and global competitors in new and existing markets and channels.
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, we experience ongoing competitive pressures in the environments in which we operate, which may result in challenges in maintaining profit margins. To address these challenges, we must be able to successfully respond to competitive factors and emerging retail trends, including pricing, promotional incentives, product delivery windows and trade terms. In addition, evolving sales channels and business models may affect customer and consumer preferences as well as market dynamics, which, for example, may be seen in the growing consumer preference for shopping online, ease of competitive entry into certain categories, and growth in hard discounter channels. Failure to successfully respond to competitive factors and emerging retail trends, and effectively compete in growing sales channels and business models, particularly e-commerce and mobile commerce applications, could negatively impact our results of operations or cash flows.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which include mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. Our success depends on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued concentration among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer on trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of or shelf space allocated to our products as a result of increased offerings of other branded manufacturers, private label brands and generic non-branded products or for other reasons, significantly tighten product delivery windows or experience a significant business disruption.

4 The Procter & Gamble Company
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success directly depends on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results of operations or cash flows could also be negatively impacted if one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients or environmental impacts, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy, environmental impacts or similar matters, sentiments toward the Company or our products could be negatively impacted, and our results of operations or cash flows could suffer. Our Company also devotes time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving ethics and corporate responsibility, strong communities, diversity and inclusion, gender equality and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and results of operations or cash flows could be adversely impacted.
We rely on third parties in many aspects of our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our results of operations and cash flows could be adversely impacted. Further, failure of these third parties to meet their obligations to the Company or substantial disruptions in the relationships between the Company and these third parties could adversely impact our operations and financial results. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
A significant information security or operational technology incident, including a cybersecurity breach, or the failure of one or more key information or operations technology systems, networks, hardware, processes, and/or associated sites owned or operated by the Company or one of its service providers could have a material adverse impact on our business or reputation.
We rely extensively on information and operational technology ("IT/OT") systems, networks and services, including internet and intranet sites, data hosting and processing facilities and technologies, physical security systems and other hardware, software and technical applications and platforms, many of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. The various uses of these IT/OT systems, networks and services include, but are not limited to:
•ordering and managing materials from suppliers;
•converting materials to finished products;
•shipping products to customers;
•marketing and selling products to consumers;
•collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor, and other stakeholder information and personal data, including such data from persons covered by an expanding landscape of privacy and data regulations, such as citizens of the European Union who are covered by the General Data Protection Regulation (“GDPR”) or residents of California covered by the California Consumer Privacy Act ("CCPA");
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
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our services, systems, networks and supply chain, as well as to the confidentiality, availability and integrity of our data and of our critical business operations. In addition, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack.

The Procter & Gamble Company 5
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
If the IT/OT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information, due to any number of causes, ranging from catastrophic events or power outages to improper data handling, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. Periodically, we also upgrade our IT/OT systems or adopt new technologies. If such a new system or technology does not function properly or otherwise exposes us to increased cybersecurity breaches and failures, it could affect our ability to order materials, make and ship orders, and process payments in addition to other operational and information integrity and loss issues. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results of operations and cash flows.
Changing political conditions could adversely impact our business and financial results.
Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. For example, the United Kingdom’s withdrawal from the European Union ("Brexit") has created uncertainty regarding, among other things, the U.K.'s future legal and economic framework and how the U.K. will interact with other countries, including with respect to the free movement of goods, services, capital and people. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, new or increased tariffs, trade barriers and market contraction, could adversely affect the Company’s results of operations and cash flows.
We must successfully manage compliance with laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation, packaging content or end-of-life responsibility, marketing, antitrust, data protection, environmental (including increasing focus on the climate, water, and waste impacts of consumer packaged goods companies' operations and products), employment, anti-bribery, anti-corruption, tax, accounting and financial reporting or other matters. Rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions, create challenges for the Company, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Failure to successfully manage regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows. Furthermore, if pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
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
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting (“BEPS") project is a project undertaken by the more than 130 member countries of the expanded OECD Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to

6 The Procter & Gamble Company
impact all multinational businesses by potentially redefining jurisdictional taxation rights. As this and other tax laws and related regulations change or evolve, our financial condition, results of operations and cash flows could be materially impacted. Given the unpredictability of these possible changes, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative, but such changes could adversely impact our results of operations and cash flows.
Furthermore, we are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation, including maintaining our intended tax treatment of divestiture transactions such as the fiscal 2017 Beauty Brands transaction with Coty, may differ materially from the tax amounts recorded in our Consolidated Financial Statements, which could adversely impact our results of operations and cash flows.
We must successfully manage ongoing acquisition, joint venture and divestiture activities.
As a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results have been, and in the future could be, adversely impacted by the dilutive impacts from the loss of earnings associated with divested brands or dissolution of joint ventures. Our results of operations and cash flows have been and, in the future could also be, impacted by acquisitions or joint venture activities, if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, or 2) we are not able to deliver the expected cost and growth synergies associated with such acquisitions and joint ventures, including as a result of integration and collaboration challenges, which could also result in an impairment of goodwill and intangible assets.
Our business results depend on our ability to successfully manage productivity improvements and ongoing organizational change, including attracting and retaining key talent as part of our overall succession planning.
Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments as well as employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. Additionally, successfully executing organizational change, management transitions at leadership levels of the Company and motivation and retention of key employees, is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include employee morale, our reputation, competition from other employers and availability of qualified individuals. Our success depends on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense, as well as continuing the development and execution of robust leadership succession plans.
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
Our business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as travel restrictions or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine as a result of the novel coronavirus (COVID-19) pandemic. These impacts include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading activity. If prolonged, such impacts can further increase the difficulty of business or operations planning and may adversely impact our results of operations and cash flows;
•Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which

The Procter & Gamble Company 7
could adversely impact our results of operations and cash flows.
Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 23 manufacturing sites located in 17 different states. In addition, we own and operate 84 manufacturing sites in 37 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 24 of these locations; Grooming products at 19; Health Care products at 21; Fabric & Home Care products at 38; and Baby, Feminine & Family Care at 36. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore, China and Dubai. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.
Item 3. Legal Proceedings.
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax. See Note 13 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingencies.
This item should be read in conjunction with the Company's Risk Factors in Part I, Item 1A for additional information.
Item 4. Mine Safety Disclosure.
Not applicable.

8 The Procter & Gamble Company

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 6, 2020, are:

Name	Position	Age	First Elected to Officer Position

David S. Taylor	Chairman of the Board, President and Chief Executive Officer	62	2013[a]

Jon R. Moeller	Vice Chairman, Chief Operating Officer and Chief Financial Officer	56	2009[b]

Steven D. Bishop	Chief Executive Officer - Health Care	56	2016[c]

Gary A. Coombe	Chief Executive Officer - Grooming	56	2014[d]

Mary Lynn Ferguson-McHugh	Chief Executive Officer - Family Care and P&G Ventures	60	2016[e]

Ma. Fatima D. Francisco	Chief Executive Officer - Baby and Feminine Care	52	2018[f]

Shailesh Jejurikar	Chief Executive Officer - Fabric and Home Care	53	2018[g]

R. Alexandra Keith	Chief Executive Officer - Beauty	52	2017[h]

Carolyn M. Tastad	Group President - North America and Chief Sales Officer	59	2014[i]

M. Tracey Grabowski	Chief Human Resources Officer	52	2018[j]

Kathleen B. Fish	Chief Research, Development and Innovation Officer	63	2014

Deborah P. Majoras	Chief Legal Officer and Secretary	56	2010

Marc S. Pritchard	Chief Brand Officer	60	2008

Valarie L. Sheppard	Controller and Treasurer and Group Vice President - Company Transition Leader	56	2005
All the Executive Officers named above have been employed by the Company for more than the past five years.
aMr. Taylor previously served as Group President - Global Beauty, Grooming & Health Care (February - October 2015).
bMr. Moeller previously served as Vice Chairman and Chief Financial Officer (2017 - 2019) and as Chief Financial Officer (2009 - 2017).
cMr. Bishop previously served as Group President - Global Oral Care (January - October 2015).
dMr. Coombe previously served as President - Europe Selling & Market Operations (November 2014 - February 2018).
eMs. Ferguson-McHugh previously served as Group President - Global Family Care (2014-2015).
fMs. Francisco previously served as President - Global Feminine Care (November 2015 - August 2018) and as Vice President - Brand Franchise Leader, Feminine Care (January - October 2015).
gMr. Jejurikar previously served as President - Global Fabric Care and Brand-Building Officer Global Fabric & Home Care (November 2015 - July 2018) and as President - Fabric Care, North America; Brand-Building Officer Fabric & Home Care New Business Creation (November 2014 - October 2015).
hMs. Keith previously served as President - Global Skin & Personal Care (November 2014 - June 2017).
iMs. Tastad previously served as Group President - North America Selling & Market Operations (January 2015 - May 2019).
jMs. Grabowski previously served as Vice President - Human Resources, North America Selling and Market Operations (April 2015 - July 2018).

The Procter & Gamble Company 9

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2020 - 4/30/2020	0	n/a	0	(1)
5/1/2020 - 5/31/2020	0	n/a	0	(1)
6/1/2020 - 6/30/2020	0	n/a	0	(1)
Total	0	n/a	0	(1)
(1)On April 17, 2020, the Company stated that in fiscal year 2020 the Company expected to reduce outstanding shares through direct share repurchases at a value of $7 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt. The total value of the shares purchased under the share repurchase plan was $7.4 billion. The share repurchase plan ended on June 30, 2020.
Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.
SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 130 consecutive years since its original incorporation in 1890 and has increased its dividend for 64 consecutive years. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability and cash flow expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

Fiscal Year Dividends per Share (in dollars, split-adjusted)
3.03
3.00
2.00
1.00
0.00
1956
1970
1980
1990
2000
2010
2020

(in dollars; split-adjusted)	1956	1970	1980	1990	2000	2010	2020
Dividends per share	$0.01	$0.04	$0.11	$0.22	$0.64	$1.80	$3.03

10 The Procter & Gamble Company
Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. As of June 30, 2020, there were approximately 4 million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms.
Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2020, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2015, and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE
TOTAL SHAREHOLDER RETURN
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
2015
2016
2017
2018
2019
2020
P&G
S&P 500 Index
S&P 500 Consumer Staples Index

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2015	2016	2017	2018	2019	2020
P&G	$100	$112	$119	$110	$160	$179
S&P 500 Stock Index	100	104	123	140	155	166
S&P 500 Consumer Staples Index	100	119	122	117	137	142

The Procter & Gamble Company 11

Item 6. Selected Financial Data.
The information required by this item is incorporated by reference to Note 1 and Note 2 to our Consolidated Financial Statements. For further details behind the business drivers for recent results presented below, see the Management's Discussion and Analysis.
Financial Summary (Unaudited)

Amounts in millions, except per share amounts	2020	2019	2018	2017	2016
Net sales	$70,950	$67,684	$66,832	$65,058	$65,299
Gross profit	35,700	32,916	32,400	32,420	32,275
Operating income	15,706	5,487	13,363	13,766	13,258
Net earnings from continuing operations	13,103	3,966	9,861	10,194	10,027
Net earnings from discontinued operations	—	—	—	5,217	577
Net earnings attributable to Procter & Gamble	13,027	3,897	9,750	15,326	10,508
Net earnings margin from continuing operations	18.5%	5.9%	14.8%	15.7%	15.4%
Basic net earnings per common share: (1)
Earnings from continuing operations	$5.13	$1.45	$3.75	$3.79	$3.59
Earnings from discontinued operations	—	—	—	2.01	0.21
Basic net earnings per common share	$5.13	$1.45	$3.75	$5.80	$3.80
Diluted net earnings per common share: (1)
Earnings from continuing operations	$4.96	$1.43	$3.67	$3.69	$3.49
Earnings from discontinued operations	—	—	—	1.90	0.20
Diluted net earnings per common share	$4.96	$1.43	$3.67	$5.59	$3.69
Dividends per common share	$3.03	$2.90	$2.79	$2.70	$2.66
Research and development expense	$1,834	$1,861	$1,908	$1,874	$1,879
Advertising expense	7,326	6,751	7,103	7,118	7,243
Total assets	120,700	115,095	118,310	120,406	127,136
Capital expenditures	3,073	3,347	3,717	3,384	3,314
Long-term debt	23,537	20,395	20,863	18,038	18,945
Shareholders' equity	$46,878	$47,579	$52,883	$55,778	$57,983
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated based on Net earnings attributable to Procter & Gamble.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors” and "Notes 4 and 13 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks,

12 The Procter & Gamble Company
including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to factors outside of our control, such as natural disasters, acts of war or terrorism, or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information and operational technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions (including the United Kingdom’s exit from the European Union) and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, data protection, tax, environmental, and accounting and financial reporting) and to resolve pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; and (17) the ability to successfully manage the demand, supply, and operational challenges associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns (including the novel coronavirus, COVID-19, outbreak). A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-K.
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes. The MD&A is organized in the following sections:
•Overview
•Summary of 2020 Results
•Economic Conditions and Uncertainties
•Results of Operations
•Segment Results
•Cash Flow, Financial Condition and Liquidity
•Significant Accounting Policies and Estimates
•Other Information
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), consisting of organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Adjusted free cash flow is operating cash flow less capital spending, transitional tax payments related to the U.S. Tax Act and tax payments related to the Merck OTC consumer healthcare acquisition. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and

The Procter & Gamble Company 13
comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis, relative to all product sales in the category. The Company measures fiscal-year-to-date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate and explain drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales.
OVERVIEW
Procter & Gamble is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in approximately 70 countries.
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

ORGANIZATIONAL STRUCTURE
In fiscal 2020, our organizational structure was comprised of Sector Business Units (SBUs), Enterprise Markets (EMs), Corporate Functions (CF) and Global Business Services (GBS).
Sector Business Units
Our SBUs are organized into ten product categories. Under U.S. GAAP, the SBUs underlying the ten product categories are aggregated into five reportable segments: Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. The SBUs are responsible for developing overall brand strategy, new product upgrades and innovations and marketing plans. The following provides additional detail on our reportable segments and the ten product categories and brand composition within each segment.

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	19%	21%	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II
Grooming	9%	10%	Grooming (2) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Gillette, Venus
Health Care	13%	12%	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	33%	31%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	26%	26%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1) Percent of Net sales and Net earnings from continuing operations for the year ended June 30, 2020 (excluding results held in Corporate).
(2) The Grooming product category is comprised of the Shave Care and Appliances operating segments.

14 The Procter & Gamble Company
Recent Developments:
During fiscal 2019, the Company completed the acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) for $3.7 billion (based on exchange rates at the time of closing). This business primarily sells OTC consumer healthcare products, mainly in markets in Europe, Latin America and Asia. Total sales for the business during Merck OTC's fiscal year ended December 31, 2017 were approximately $1 billion. Refer to Note 14 to our Consolidated Financial Statements for more details on this transaction.
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
Organization Design Changes:
The Company implemented changes to our organization design effective July 1, 2019. In the new design, the ten product categories were organized into six SBUs. The SBUs are responsible for global brand strategy, innovation and supply chain. They have direct profit responsibility for markets representing the large majority of the Company's sales and earnings (referred to as Focus Markets) and are responsible for innovation plans, supply plans and operating frameworks to drive growth and value creation in the remaining markets (referred to as Enterprise Markets). For segment reporting purposes, the product categories continue to be aggregated into the same five external reporting segments. Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East and Africa (IMEA).
Beauty: We are a global market leader in the beauty category. Most of the beauty markets in which we compete are highly fragmented with a large number of global and local competitors. We compete in skin and personal care and in hair care. In skin and personal care, we offer a wide variety of products, ranging from deodorants to personal cleansing to skin care, such as our Olay brand, which is one of the top facial skin care brands in the world with approximately 6% global market share. We are the global market leader in the retail hair care market with over 20% global market share primarily behind our Pantene and Head & Shoulders brands.
Grooming: We compete in shave care and appliances. In shave care, we are the global market leader in the blades and razors market. Our global blades and razors market share is over 60%, primarily behind our Gillette and Venus brands. Our appliances, such as electric shavers and epilators, are sold under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold nearly 25% of the male electric shavers market and over 50% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with nearly 20% global market share behind our Crest and Oral-B brands. In personal health care, we are a top ten competitor in a large, highly fragmented industry, primarily behind respiratory treatments (Vicks brand) and digestive wellness products (Metamucil, Pepto Bismol and Align brands). As discussed earlier, in fiscal 2019, we dissolved the PGT Healthcare partnership with Teva, which previously managed nearly all of our personal health care sales outside the U.S., and reestablished an independent OTC business. We also acquired Merck OTC as discussed above.
Fabric & Home Care: This segment is comprised of a variety of fabric care products, including laundry detergents, additives and fabric enhancers; and home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position in the markets in which we compete and are the global market leader with over 25% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is approximately 25% across the categories in which we compete primarily behind our Cascade, Dawn, Febreze and Swiffer brands.
Baby, Feminine & Family Care: In baby care, we are the global market leader and compete mainly in taped diapers, pants and baby wipes with nearly 25% global market share. We have the number one or number two market share position in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of over $7 billion. We are the global market leader in the feminine care category with 25% global market share, primarily behind our Always and Tampax brands. We also compete in the adult incontinence category in certain markets behind Always Discreet, achieving nearly 10% market share in most of the key markets in which we compete. Our family care business is predominantly a North American business comprised primarily of the Bounty paper towel and Charmin toilet paper brands. U.S. market shares are over 40% for Bounty and over 25% for Charmin.
Enterprise Markets
As a result of the changes in our organization design effective July 1, 2019, EMs are responsible for sales and profit delivery in specific countries, supported by SBU agreed innovation and supply chain plans, along with scaled services like planning, distribution and customer management.
Corporate Functions
CF provides company-level strategy and portfolio analysis, corporate accounting, treasury, tax, external relations, governance, human resources and legal services.

The Procter & Gamble Company 15
Global Business Services
GBS provides technology, processes and standard data tools to enable the SBUs, the EMs and CF to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
STRATEGIC FOCUS
Procter & Gamble aspires to serve the world’s consumers better than our best competitors in every category and in every country in which we compete, and, as a result, deliver total shareholder return in the top one-third of our peer group.  Delivering and sustaining leadership levels of shareholder value creation requires balanced top- and bottom-line growth and strong cash generation.
The Company has undertaken an effort to focus and strengthen its business portfolio to compete in categories and with brands that are structurally attractive and that play to P&G's strengths. The ongoing portfolio of businesses consists of ten product categories where P&G has leading market positions, strong brands and consumer-meaningful product technologies.
Within these categories, our strategic choices are focused on winning with consumers.  The consumers who purchase and use our products are at the center of everything we do.  We win with consumers by delivering superiority across the five key elements of product, packaging, brand communication, retail execution and value equation. Winning with consumers around the world and against our best competitors requires innovation.  Innovation has always been, and continues to be, P&G’s lifeblood.  Innovation requires consumer insights and technology advancements that lead to product improvements, improved marketing and merchandising programs and game-changing inventions that create new brands and categories.
Productivity improvement is critical to delivering our balanced top- and bottom-line growth and value creation objectives. Productivity improvement and sales growth reinforce and fuel each other. Our objective is to drive productivity improvement across all elements of cost, including cost of goods sold, marketing and promotional spending and non-manufacturing overhead. We plan to reinvest productivity improvements and cost savings in product and packaging improvements, brand awareness-building advertising and trial-building sampling programs, increased sales coverage and R&D programs as well as to offset cost increases (including commodity and foreign exchange impacts) and improve operating margins.
We are constructively disrupting our industry and the way we do business, including how we innovate, communicate and leverage new technologies, to create more value.
We are improving operational effectiveness and organizational culture through enhanced clarity of roles and responsibilities, accountability and incentive compensation programs.
We believe these strategies are right for the long-term health of the Company and our objective of delivering total shareholder return in the top one-third of our peer group.
The Company expects the delivery of the following long-term annual financial targets will result in total shareholder returns in the top third of the competitive fast-moving consumer goods peer group:
•Organic sales growth above market growth rates in the categories and geographies in which we compete;
•Core earnings per share (EPS) growth of mid-to-high single digits; and
•Adjusted free cash flow productivity of 90% or greater.
In periods with significant macroeconomic pressures, such as the current COVID-19 pandemic, we intend to maintain a disciplined approach to investing so as not to sacrifice the long-term health of our businesses to meet short-term objectives in any given year.

SUMMARY OF 2020 RESULTS

Amounts in millions, except per share amounts	2020	2019	Change vs. Prior Year
Net sales	$70,950	$67,684	5%
Operating income	15,706	5,487	186%
Net earnings	13,103	3,966	230%
Net earnings attributable to Procter & Gamble	13,027	3,897	234%
Diluted net earnings per common share	4.96	1.43	247%
Core earnings per share	5.12	4.52	13%
Cash flow from operating activities	17,403	15,242	14%
•Net sales increased 5% to $71.0 billion on a 4% increase in unit volume. Foreign exchange had a negative 2% impact on net sales. Net sales growth was driven by a double digit increase in Health Care, a high single digit increase in Fabric & Home Care, a mid-single digit increase in Beauty and a low single digit increase in Baby, Feminine & Family Care. Grooming net sales decreased low single digits. Organic sales increased 6% on a 4% increase in organic volume. Organic sales increased high single digits in Health Care and in Fabric & Home Care, increased mid-single digits in Beauty and in Baby, Feminine & Family Care and increased low single digits in Grooming.

16 The Procter & Gamble Company
•Operating income increased $10.2 billion, or 186% versus year ago, due primarily to the $8.3 billion base period non-cash impairment charges related to Shave Care goodwill and Gillette indefinite-lived intangible assets (Shave Care impairment). The remaining $1.9 billion increase was driven by the net sales increase and an increase in operating margin.
•Net earnings increased $9.1 billion or 230% versus year ago, due to the aforementioned items and a reduction in current year effective tax rates, partially offset by the base period gain on the dissolution of the PGT Healthcare partnership and other minor divestitures. Foreign exchange impacts negatively affected net earnings by approximately $390 million.
•Net earnings attributable to Procter & Gamble were $13.0 billion, an increase of $9.1 billion or 234% versus the prior year primarily due to the aforementioned items.
•Diluted net earnings per share (EPS) increased 247% to $4.96.
◦ Core EPS increased 13% to $5.12.
•Cash flow from operating activities was $17.4 billion.
◦ Adjusted free cash flow was $14.9 billion.
◦ Adjusted free cash flow productivity was 114%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
We discuss expectations regarding future performance, events and outcomes, such as our business outlook and objectives, in annual and quarterly reports, press releases and other written and oral communications. All such statements, except for historical and present factual information, are "forward-looking statements" and are based on financial data and our business plans available only as of the time the statements are made, which may become out-of-date or incomplete. We assume no obligation to update any forward-looking statements as a result of new information, future events or other factors, except as required by law. Forward-looking statements are inherently uncertain and investors must recognize that events could be significantly different from our expectations. For more information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macro-economic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions in certain countries due to economic slowdowns and government restrictions on movement, as well as market size increases in certain countries due to pantry loading and increased consumption of household cleaning and personal health and hygiene products by consumers. Other macro-economic factors also remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula and economic uncertainty related to the United Kingdom's exit from the European Union, could reduce our sales or erode our operating margin, in either case reducing our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations due to the COVID-19 pandemic may also impact our costs. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. As discussed later in the MD&A, in 2012 we initiated overhead and supply chain cost improvement projects. In fiscal 2017, we communicated specific elements of an additional multi-year cost reduction program which is resulting in targeted enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In four of the past five years, including fiscal 2020, the U.S. dollar has strengthened versus a number of foreign currencies, leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Greater China, Turkey and the United Kingdom have had, and could continue to have, a significant impact on our sales, costs and net earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales, gross margin, operating margin, net earnings and cash flows.

The Procter & Gamble Company 17
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, the U.S. Tax Act, and the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jurisdictional taxation rights. Further, our sales, net earnings and cash flows may be impacted by U.S. and foreign government policies to manage the COVID-19 pandemic, such as movement restrictions or site closures. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our sales, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and future potential changes. Changes in government policies in these areas might cause an increase or decrease in our sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Pandemic disclosures
The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a material net impact to our consolidated sales, net earnings and cash flows in the current year. However, the pandemic has had offsetting impacts during the period. For example, during the second half of fiscal 2020 we experienced a significant increase in demand and consumption of certain of our product categories (health, hygiene and home cleaning products) primarily in North America, caused in part by changing consumer habits and pantry stocking, due to the COVID-19 pandemic, contributing to increases in sales, net earnings and cash flows. At the same time, we experienced a decrease in sales due to the economic slowdown and restricted consumer movements in certain regions, including Europe, IMEA, Asia Pacific and Latin America, in certain channels, including travel retail, professional and electronics stores, and in certain of our beauty and grooming products. While we experienced a decrease in sales in Greater China during the third quarter of fiscal 2020, demand recovered in the fourth quarter as restrictions on consumer movement were relaxed. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. Demand in certain of our Enterprise Markets, including certain countries in Latin America, Asia Pacific, and IMEA may be particularly susceptible to recession. It could also lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. We believe that over the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the timing and extent of demand recovery in markets such as Greater China and Japan, the resumption of international travel, the timing and impact of potential consumer pantry destocking in markets including North America and Europe, and product demand volatility caused by future economic trends are unclear. Accordingly, there may be heightened volatility in sales, net earnings and cash flows during and subsequent to the duration of the pandemic. Our retail customers are also being impacted by the pandemic. Their success in addressing the issues and maintaining their operations could impact consumer access to, and as a result, sales of our products.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow actions recommended by governments and health authorities to protect our employees world-wide, with particular measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of the majority our products. We were able to broadly maintain our operations in the current fiscal year, but we have experienced some disruption in our supply chain in certain Enterprise Markets due primarily to the restriction of employee movements as well as increased transportation and manufacturing costs. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials) that could impact our operations.
Because the pandemic has not had a material negative impact on our operations or demand for our products and resulting sales and net earnings, it has also not negatively impacted the Company’s liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our strong short- and long-term credit ratings. We have also not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.
For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

18 The Procter & Gamble Company
RESULTS OF OPERATIONS
The key metrics included in the discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative costs (SG&A), other non-operating items and income taxes. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, competitive activities (the level of initiatives, pricing and other activities by competitors), marketing spending, retail executions (both in-store and online), and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as our pricing actions (which can also impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in North America are generally higher than the Company average for similar products), product mix (for example, the Beauty segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and reinvestments (for example, product or package improvements) and to a lesser extent scale impacts (for costs that are fixed or less variable in nature). The primary components of SG&A are marketing-related costs and non-manufacturing overhead costs. Marketing-related costs are primarily variable in nature, although we may achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. While overhead costs are variable to some extent, we generally experience more scale-related impacts for these costs due to our ability to leverage our organization and systems' infrastructures to support business growth.
For a detailed discussion of the fiscal 2019 year over year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 2019.
Net Sales
Net sales increased 5% to $71.0 billion in fiscal 2020 on a 4% increase in unit volume versus the prior year. Volume increased double digits in Health Care, increased mid-single digits in Fabric & Home Care and increased low single digits in Beauty and Baby, Feminine & Family Care. Volume decreased low single digits in Grooming. Excluding the impacts of acquisitions and divestitures, including the Merck OTC acquisition, organic volume increased mid-single digits in Health Care and increased high single digits in Fabric & Home Care.
On a regional basis, volume increased high single digits in North America and increased low single digits in Greater China, Europe, Asia Pacific and Latin America driven by innovation, market growth and increased demand, particularly in household cleaning and personal health and hygiene products in the second half of the fiscal year, driven in part by increased consumption and pantry loading due to the COVID-19 pandemic. Volume decreased low single digits in IMEA as growth in the first half of the year was more than offset by market contraction in the second half of the fiscal year driven by economic slowdown resulting from the COVID-19 pandemic. Unfavorable foreign exchange reduced net sales by 2%. Increased pricing had a positive 1% impact on net sales. Mix had a positive 1% impact on net sales driven by the disproportionate organic growth of the Personal Health Care and Home Care categories and the North America region, all of which have higher than company average selling prices. Organic sales grew 6% on a 4% increase in organic volume.

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2020	2019	Basis Point Change
Gross margin	50.3%	48.6%	170
Selling, general and administrative expense	28.2%	28.2%	—
Operating margin	22.1%	8.1%	1,400
Earnings before income taxes	22.3%	9.0%	1,330
Net earnings	18.5%	5.9%	1,260
Net earnings attributable to Procter & Gamble	18.4%	5.8%	1,260

Gross margin increased 170 basis points to 50.3% of net sales in fiscal 2020. Gross margin benefited from:
•150 basis points from total manufacturing cost savings (130 basis points net of product and packaging reinvestments),
•90 basis points from lower commodity costs and
•60 basis points of positive pricing impacts.
These were offset by a 70 basis-point decline from unfavorable product mix (due to the disproportionate organic

The Procter & Gamble Company 19
growth of the Fabric & Home Care segment which has lower than company average gross margin and mix within segments due to the growth of lower margin product forms and larger sizes in certain categories), a 20 basis-point negative impact from unfavorable foreign exchange and 20 basis points of other impacts.
Total SG&A increased 5% to $20.0 billion, primarily due to increases in marketing spending and, to a lesser extent, increases in other net operating expenses and overhead costs. SG&A as a percentage of net sales was unchanged at 28.2%. An increase in marketing spending and other net operating expenses as a percentage of net sales was offset by a decrease in overhead costs as a percentage of net sales.
•Marketing spending as a percentage of net sales increased 10 basis points due to investments in media and other marketing spending, partially offset by the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending.
•Overhead costs as a percentage of net sales decreased 40 basis points due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases.
•Other net operating expenses as a percentage of net sales increased approximately 30 basis points primarily due to the base period gain on sale of real estate.
Operating margin increased 1,400 basis points to 22.1% for fiscal 2020. 1,230 basis points of this increase is due to the Shave Care impairment charge in the base period. The remaining increase is due to the increase in gross margin as discussed above.
Non-Operating Items
•Interest expense was $465 million in fiscal 2020, a decrease of $44 million versus the prior year due primarily to a reduction in U.S. interest rates, partially offset by an increase in debt.
•Interest income was $155 million in fiscal 2020, a reduction of $65 million versus the prior year due to a reduction in average cash and investment securities balances and a reduction in U.S. interest rates.
•Other non-operating income, which consists primarily of divestiture gains and other non-operating items decreased $433 million to $438 million, primarily due to the base period gains from brand divestitures including a $355 million before-tax gain from the dissolution of the PGT Healthcare partnership.
Income Taxes
Income taxes increased $628 million to $2.7 billion due to increased earnings, partially offset by a decline in the effective tax rate. The effective tax rate decreased 1,750 basis points to 17.2% in 2020 due to:
•a 1,750 basis-point reduction due to the prior year impact of the Shave Care impairment charge as there was no tax benefit related to the goodwill portion of the charge and
•a 135 basis-point current year reduction from a tax benefit arising from transactions to simplify our legal entity structure.
These reductions were partially offset by:
•a 60 basis-point increase from unfavorable impacts from geographic mix of current year earnings, caused primarily by disproportionately higher sales and earnings in the U.S.,
•a 40 basis-point increase related to the prior year tax impact of the gain on the dissolution of the PGT Healthcare partnership,
•a 30 basis-point increase from current year unfavorable discrete impacts related to uncertain tax positions (15 basis-point increase in the current year rate versus a 15 basis-point decrease in the prior year rate) and
•a 5 basis-point increase from lower excess tax benefits of share-based compensation (155 basis-point reduction in the current year versus 160 basis-point reduction in the prior year).
Net Earnings
Operating income increased 186% or $10.2 billion to $15.7 billion. $8.3 billion of the increase was due to the base period charge for the Shave Care impairment. The remaining $1.9 billion increase was due to the net sales increase and the increase in gross margin partially offset by the increase in SG&A, all of which are discussed above.
Earnings before income taxes increased 161% or $9.8 billion to $15.8 billion, as the increase in operating income discussed above was partially offset by the base period gains from the dissolution of the PGT Healthcare partnership and other minor brand divestitures. Net earnings increased 230% or $9.1 billion to $13.1 billion due to the increase in operating income and the reduction in effective income taxes rates discussed above. Foreign exchange impacts reduced net earnings by approximately $390 million in fiscal 2020 due to weakening of certain currencies against the U.S. dollar, including those in Argentina, Brazil, China, Turkey and the United Kingdom. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble increased $9.1 billion, or 234%, to $13.0 billion.
Diluted net EPS increased $3.53, or 247%, to $4.96 due primarily to the increase in net earnings.
Core EPS increased 13% to $5.12. Core EPS represents diluted net EPS from continuing operations, excluding the base year charge for the Shave Care impairment, the base year gain on the dissolution of the PGT Healthcare partnership and incremental restructuring charges in both years related to our productivity and cost savings plans. The increase was primarily driven by the increase in net sales and the increase in operating margin discussed previously.

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

	Net Sales Change Drivers 2020 vs. 2019 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	3%	2%	(2)%	2%	1%	—%	4%
Grooming	(1)%	(1)%	(3)%	2%	—%	—%	(2)%
Health Care	10%	5%	(2)%	1%	1%	—%	10%
Fabric & Home Care	6%	7%	(1)%	1%	1%	—%	7%
Baby, Feminine & Family Care	3%	3%	(2)%	1%	1%	—%	3%
TOTAL COMPANY	4%	4%	(2)%	1%	1%	1%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2020	2019	Change vs. 2019
Volume	N/A	N/A	3%
Net sales	$13,359	$12,897	4%
Net earnings	$2,737	$2,637	4%
% of net sales	20.5%	20.4%	10 bps
Beauty net sales increased 4% to $13.4 billion in fiscal 2020 on a 3% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 2%. Higher pricing increased net sales by 2%. Favorable product mix added 1% to net sales due to the disproportionate growth of the Skin and Personal Care category, including the Olay skin care brand, which has higher than segment average selling prices. Organic sales increased 5% on a 2% increase in organic volume. Global market share of the Beauty segment increased 0.2 points. Volume increased mid-single digits in North America, Europe and Asia Pacific and increased low single digits in Greater China and Latin America. Volume decreased high single digits in IMEA.
•Volume in Hair Care increased low single digits. Volume increased mid-single digits in Europe and Asia Pacific and increased low single digits in North America and Latin America due to product innovation and market growth. Volume decreased double digits in IMEA and decreased low single digits in Greater China due to the economic slowdown caused by the COVID-19 pandemic in the second half of the fiscal year and market declines in certain countries. Global market share of the hair care category was unchanged.
•Volume in Skin and Personal Care increased mid-single digits. Volume increased double digits in Greater China, increased mid-single digits in North America, and increased low single digits in Europe and Asia Pacific due to premium innovation, increased marketing spending and market growth, partially offset by a volume decrease in the SK-II brand and a mid-single digits decline in IMEA due to the COVID-19 pandemic related travel restrictions. Global market share of the skin and personal care category increased nearly half a point.
Net earnings increased 4% to $2.7 billion in fiscal 2020 due to the increase in net sales and a 10 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales, partially offset by a decrease in gross margin and an increase in the effective tax rate. The gross margin decrease was mainly driven by the negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, driven by the impacts of the COVID-19 pandemic, and the disproportionate growth of large sizes) and other hurts related to new manufacturing startup costs partially offset by increased selling prices. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and a reduction in marketing spending due to productivity savings. The increase in the effective tax rate was driven by the unfavorable geographic mix of earnings.
GROOMING

($ millions)	2020	2019	Change vs. 2019
Volume	N/A	N/A	(1)%
Net sales	$6,069	$6,199	(2)%
Net earnings	$1,329	$1,529	(13)%
% of net sales	21.9%	24.7%	(280) bps

The Procter & Gamble Company 21
Grooming net sales decreased 2% to $6.1 billion in fiscal 2020 on a 1% decrease in unit volume. Unfavorable foreign exchange impacts reduced net sales by 3%. Increased pricing had a 2% positive impact to net sales. Organic sales increased 1%. Global market share of the Grooming segment decreased 0.2 points. Volume increased mid-single digits in Asia Pacific and was unchanged in Europe and Latin America. Volume decreased low single digits in North America and Greater China and decreased mid-single digits in IMEA.
•Shave Care volume decreased low single digits. Volume decreased mid-single digits in IMEA and decreased low single digits in North America and Europe due to market decline and reduced shaving incidents resulting from the COVID-19 pandemic and competitive activity. This was partially offset by a mid-single digit volume increase in Asia Pacific due to innovation. Global market share of the shave care category was unchanged.
•Appliances volume increased low single digits. Volume increased mid-teens in North America and mid-single digits in Europe due to innovation and increased consumption of at-home styling products due to pandemic related movement restrictions. Volume decreased double digits in Asia Pacific, decreased high single digits in Greater China and decreased low single digits in IMEA due to market contraction, competitive activity and the economic slowdown caused by the COVID-19 pandemic. Global market share of the appliances category increased more than a point.
Net earnings decreased 13% to $1.3 billion in fiscal 2020 due to the decrease in net sales and a 280 basis-point decrease in net earnings margin. The net earnings margin decreased due to an increase in SG&A as a percentage of net sales, an increase in the effective tax rate and a decrease in gross margin. Gross margin decreased due to the negative impact of unfavorable mix (due to the disproportionate growth of disposable razors, styling appliances and the Asia Pacific region all of which have lower than segment average margins) partially offset by the positive impacts of manufacturing cost savings and increased selling prices. SG&A as a percentage of net sales increased primarily due to a base period gain on the sale of operating real estate partially offset by current period reductions in overhead costs and marketing spending due to productivity savings. The increase in the effective tax rate was primarily due to a base period benefit from the favorable adjustments to reserves for uncertain tax positions.
HEALTH CARE

($ millions)	2020	2019	Change vs. 2019
Volume	N/A	N/A	10%
Net sales	$9,028	$8,218	10%
Net earnings	$1,652	$1,519	9%
% of net sales	18.3%	18.5%	(20) bps
Health Care net sales increased 10% to $9.0 billion in fiscal 2020 on a 10% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 2%. Increased pricing had a 1% positive impact to net sales. Favorable mix increased net sales by 1% due to the disproportionate organic growth of the Personal Health Care category which has higher than segment average selling prices. Excluding the net impacts of the Merck OTC consumer healthcare acquisition and minor brand divestitures, organic sales increased 7% on a 5% increase in organic volume. Global market share of the Health Care segment increased 0.4 points. Volume increased more than 20% in IMEA, increased double digits in Latin America and Europe, increased high single digits in Asia Pacific and increased mid-single digits in North America. Excluding the net impacts of the Merck OTC consumer healthcare acquisition and minor brand divestitures, organic volume increased high single digits in IMEA, increased mid-single digits in Latin America and increased low single digits in Europe and Asia Pacific.
•Oral Care volume increased low single digits. Volume increased double digits in IMEA, increased mid-single digits in Latin America and increased low single digits in North America and Asia Pacific due to product innovation and market growth. This growth was partially offset by low single digits volume decreases in Europe and Greater China due to competitive activities and the COVID-19 pandemic related economic slowdown and electronics stores closures. Excluding the impact of minor brand divestitures, organic volume increased low single digits in Europe. Global market share of the oral care category increased less than half a point.
•Volume in Personal Health Care increased over 20%. Excluding the impacts of the Merck OTC consumer healthcare acquisition, organic volume increased double digits. Organic volume increased mid-teens in North America and Europe and increased mid-single digits in IMEA due to product innovation, increased marketing spending and increased consumption and retailer inventory increases in certain markets driven by the COVID-19 pandemic. This was partially offset by a low single digit volume decrease in Asia Pacific and Latin America due to devaluation related price increases and the COVID-19 related economic slowdown. Global market share of the personal health care category increased nearly a point.
Net earnings increased 9% to $1.7 billion in fiscal 2020 due to the increase in net sales partially offset by a 20 basis-point decrease in net earnings margin. The net earnings margin decreased due to an increase in SG&A as a percentage of net sales and a reduction in non-operating income, partially offset by an increase in gross margin. Gross margin increased due to manufacturing cost savings and increased selling prices partially offset by unfavorable mix impact (from the disproportionate growth of certain products and certain markets in IMEA both of which have lower than segment-average margins). SG&A as a percentage of net

22 The Procter & Gamble Company
sales increased due to an increase in overhead costs and other operating expenses primarily caused by the Merck OTC consumer healthcare acquisition, partially offset by the positive scale impacts of the net sales increase. Non-operating income declined due to a base period gain from minor brand divestitures.
FABRIC & HOME CARE

($ millions)	2020	2019	Change vs. 2019
Volume	N/A	N/A	6%
Net sales	$23,735	$22,080	7%
Net earnings	$4,154	$3,518	18%
% of net sales	17.5%	15.9%	160 bps
Fabric & Home Care net sales increased 7% to $23.7 billion in fiscal 2020 on a 6% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 1%. Higher pricing increased net sales by 1%. Positive mix impacts increased net sales by 1% due to the disproportionate growth of the Home Care category and the North America region, both of which have higher than segment average selling prices. Organic sales increased 9% on a 7% increase in organic volume. Global market share of the Fabric & Home Care segment increased 0.7 points. Volume increased double digits in North America, increased high single digits in Latin America, increased mid-single digits in Greater China and Europe and increased low single digits in Asia Pacific. Volume decreased low single digits in IMEA.
•Fabric Care volume increased mid-single digits. Volume grew double digits in North America and Latin America, grew mid-single digits in Greater China and grew low single digits in Europe. Volume growth was driven by product innovation and to a lesser extent the consumption increase and pantry loading driven by the COVID-19 pandemic. This growth was partially offset by a low single digit volume decrease in IMEA due to the COVID-19 pandemic related economic slowdown. Volume in Asia Pacific was unchanged. Global market share of the Fabric Care category increased a point.
•Home Care volume increased double digits. Volume increased in all regions led by double digit growth in North America and Europe, high single digits growth in Asia Pacific, mid-single digits growth in Latin America and low single digits growth in IMEA. The volume growth was driven by product innovation as well as the consumption increase and pantry loading driven by the COVID-19 pandemic. Global market share of the Home Care category increased more than half a point.
Net earnings increased 18% to $4.2 billion in fiscal 2020 due to the increase in net sales and a 160 basis-point increase in net earnings margin. The net earnings margin increased due to an increase in gross margin partially offset by an increase in the effective tax rate. The gross margin increase was driven by manufacturing cost savings and a reduction in commodity costs, partially offset by unfavorable product mix (due to the disproportionate growth of premium innovation that has not yet been cost optimized). SG&A as a percentage of net sales was unchanged as an increase in marketing spending was offset by the positive scale benefits of increased net sales on overhead costs. The increase in the effective tax rate was driven by the unfavorable geographical mix of earnings.
BABY, FEMININE & FAMILY CARE

($ millions)	2020	2019	Change vs. 2019
Volume	N/A	N/A	3%
Net sales	$18,364	$17,806	3%
Net earnings	$3,465	$2,734	27%
% of net sales	18.9%	15.4%	350 bps

Baby, Feminine & Family Care net sales increased 3% to $18.4 billion in fiscal 2020 on a 3% increase in unit volume. Unfavorable foreign exchange impacts reduced net sales by 2%. Increased pricing was a positive 1% impact to net sales. Positive mix impact increased net sales by 1% due to the disproportionate growth of the North America region which has higher than segment average selling prices. Organic sales increased 4%. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points. Volume increased high single digits in North America and was unchanged in Asia Pacific. Volume decreased high single digits in Latin America, decreased mid-single digits in IMEA and decreased low single digits in Greater China and Europe.
•Baby Care volume decreased mid-single digits. Volume decreased double digits in Latin America, decreased high single digits in IMEA, decreased mid-single digits in Europe and decreased low single digits in Greater China and Asia Pacific due to competitive activity, devaluation related price increases, category contraction in certain markets (partly due to declining birth rates in China) and to a lesser extent the economic slowdown caused by the COVID-19 pandemic. This was partially offset by a low single digit volume increase in North America driven by market growth and product innovation. Global market share of the baby care category decreased more than a point.
•Feminine Care volume increased low single digits. Volume growth was led by a double digit increase in Asia Pacific due to a new launch in the adult incontinence category in Japan, as well as high single digits growth in North America, mid-single digits growth in Europe and low single digits growth in Greater China and Latin America, all due to product innovation, increased marketing spending, adult incontinence category growth and to a lesser extent the increased consumption and pantry loading related to the COVID-19 pandemic in certain markets. Excluding the impact of a minor brand acquisition, volume in North America increased mid-single digits. This was partially offset by a low single digit volume decrease in IMEA due to the economic slowdown caused by the COVID-19 pandemic. Global market share of the feminine care category increased nearly a point.

The Procter & Gamble Company 23
•Volume in Family Care, which is predominantly a North American business, increased high single digits driven by the COVID-19 pandemic related market growth, consumption increase and pantry loading, product innovation, increased marketing spending and market growth. In the U.S., all-outlet share of the family care category decreased more than half a point.
Net earnings in fiscal 2020 increased 27% to $3.5 billion due to the increase in net sales and a 350 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in the effective tax rate and a marginal increase in SG&A as a percentage of net sales. The gross margin increase was driven by manufacturing cost savings, a reduction in commodity costs and higher selling prices partially offset by unfavorable product mix (due to the disproportionate growth of large sizes and product forms with lower than segment average margins). SG&A as a percentage of net sales increased marginally due primarily to an increase in marketing spending, partially offset by a reduction in overhead costs driven by productivity savings and the positive scale benefits of the net sales increase. The increase in the effective tax rate was driven by an unfavorable geographic mix of earnings.
CORPORATE

($ millions)	2020	2019	Change vs. 2019
Net sales	$395	$484	(18)%
Net earnings/(loss)	$(234)	$(7,971)	N/A
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
Corporate net sales decreased 18% to $395 million in fiscal 2020 due to a decrease in the net sales of the incidental businesses managed at the corporate level. Corporate net loss decreased by $7.7 billion in fiscal 2020 primarily due to the $8.0 billion after tax ($8.3 billion before tax) base period charge for the Shave Care impairment, partially offset by higher base period divestiture gains (primarily driven by gain on the dissolution of the PGT healthcare partnership).
Restructuring Program to Deliver Productivity and Cost Savings
In fiscal 2012, the Company initiated a productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads. The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to both fund the Company's growth strategy and increase the Company's operating margin. In fiscal 2017, the Company communicated specific elements of an additional multi-year productivity and cost savings program.
The current productivity and cost savings plan is further reducing costs in the areas of supply chain, certain marketing activities and overhead expenses. As part of this plan, the Company incurred approximately $1.5 billion in total before- tax restructuring costs across 2019 and 2020. In fiscal 2021 and onwards, the Company expects to incur restructuring costs within the range of our historical ongoing level of $250 to $500 million annually. Savings generated from the Company's restructuring program are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. However, we estimate that through 2020, the underlying restructuring costs incurred since 2012 (approximately $8.2 billion), along with other non-manufacturing enrollment reductions since 2012 have delivered approximately $3.7 billion in annual before-tax gross savings.
Restructuring accruals of $472 million as of June 30, 2020 are classified as current liabilities. Approximately 52% of the restructuring charges incurred in fiscal 2020 either have been or will be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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

24 The Procter & Gamble Company
Operating Cash Flow
Operating cash flow was $17.4 billion in 2020, a 14% increase from the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation and deferred income taxes) generated approximately $16.1 billion of operating cash flow. Working capital and other impacts generated $1.3 billion of operating cash flow as summarized below.
•A decrease in accounts receivable generated $634 million of cash primarily due to the timing of the end of the fiscal year (which fell on a Tuesday versus Sunday in the prior year end, resulting in additional collection days in the current year) and lower relative sales at the end of the period in certain markets driven by COVID-19. The number of days sales outstanding decreased approximately 5 days versus prior year.
•Higher inventory used $637 million of cash mainly due to inventory increases to support initiatives, business growth across all segments and to replenish stocks in certain categories depleted by the COVID-19 pandemic related demand increases. Inventory days on hand increased approximately 4 days primarily due to initiative support and inventory replenishment.
•Accounts payable, accrued and other liabilities increased, generating $1.9 billion of cash. Approximately $700 million of this was driven by extended payment terms with our suppliers (see Extended Payment Terms and Supply Chain Financing below). The remaining amount was driven by higher payables from increased manufacturing activity due to the pandemic related demand increases, an increase in marketing spending in the fourth quarter versus the prior year and increases in taxes payable related to the Merck integration. Days payable outstanding increased approximately 4 days to 81 days as of June 30, 2020 due to the above.
•Other net operating assets and liabilities declined, using $710 million of cash, primarily driven by the payment of the current year portion of taxes due related to the U.S. Tax Act repatriation charge ($215 million) and pension related accruals and contributions.
Adjusted Free Cash Flow. We view adjusted free cash flow as an important non-GAAP measure because it is a factor impacting the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments. It is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act and tax payments related to the Merck acquisition. Adjusted free cash flow is one of the measures used to evaluate senior management and determine their at-risk compensation.
Adjusted free cash flow was $14.9 billion in 2020, an increase of 23% versus the prior year. The increase was primarily driven by the increase in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings, was 114% in 2020.
Extended Payment Terms and Supply Chain Financing. Beginning in fiscal 2014, in response to evolving market practices, the Company began a program to negotiate extended payment terms with its suppliers. At about the same time, the Company initiated a Supply Chain Finance program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from the Company to an SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While the Company is not party to those agreements, the SCF Banks allow the participating suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with an SCF Bank, the supplier elects which individual Company invoices they sell to the SCF bank. However, all the Company’s payments to participating suppliers are paid to the SCF Bank on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the SCF Bank. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF Bank.
The terms of the Company’s payment obligation are not impacted by a supplier’s participation in the SCF. Our payment terms with our suppliers for similar materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers or related input costs that are included in the SCF. In addition, the SCF is available to both material suppliers, where the underlying costs are largely included in Cost of goods sold, and to service suppliers, where the underlying costs are largely included in SG&A. As of June 30, 2020, approximately 3% of our global suppliers have elected to participate in the SCF. Payments to those suppliers during 2020 total approximately $13 billion, which equals approximately 24% of our total Cost of goods sold and SG&A for the period. For participating suppliers, we believe substantially all of their receivables with the Company are sold to the SCF Banks. Accordingly, we would expect that at each balance sheet date, a similar proportion of amounts originally due to suppliers would instead be payable to SCF Banks. All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of both June 30, 2020 and 2019, the amount due to suppliers participating in the SCF and included in Accounts payable were approximately $4 billion.
Although difficult to project due to market and other dynamics, we anticipate incremental cash flow benefits from the extended payment terms with suppliers could increase at

The Procter & Gamble Company 25
a slower rate in fiscal 2021. Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or the Company’s creditworthiness relative to participating suppliers could impact suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.
Investing Cash Flow
Net investing activities generated $3.0 billion in cash in 2020, mainly due to proceeds from sales and maturities of investment securities, partially offset by capital spending. Net investing activities consumed $3.5 billion in cash in 2019, mainly due to capital spending and business acquisitions, partially offset by proceeds from sales and maturities of short-term investments.
Capital Spending. Capital expenditures, primarily to support capacity expansion, innovation and cost efficiencies, were $3.1 billion in 2020 and $3.3 billion in 2019. Capital spending as a percentage of net sales decreased 60 basis points to 4.3% in 2020.
Acquisitions. Acquisition activity used cash of $58 million in 2020, primarily related to final contractual payments from the prior year acquisition of Merck OTC along with a minor Baby Care acquisition. Acquisition activity used $3.9 billion in 2019, primarily related to the Merck OTC acquisition.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales were $30 million and $394 million in 2020 and 2019, respectively, primarily from minor brand divestitures in both years and the sale of real estate in 2019.
Investment Securities. Investments generated net cash of $6.2 billion in 2020 and $3.5 billion in 2019 primarily from sales and maturities of investment securities.
Financing Cash Flow
Net financing activities consumed $8.4 billion of cash in 2020, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net increase in debt and the impact of stock options. Net financing activities consumed $10.0 billion in cash in 2019, mainly due to dividends to shareholders and treasury stock purchases, partially offset by the impact of stock options.
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 5% to $3.0284 per share in 2020. Total dividend payments to common and preferred shareholders were $7.8 billion in 2020 and $7.5 billion in 2019. In April 2020, the Board of Directors declared an increase in our quarterly dividend from $0.7459 to $0.7907 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This represents a 6% increase compared to the prior quarterly dividend and is the 64th consecutive year that our dividend has increased. We have paid a dividend for 130 consecutive years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $34.7 billion as of June 30, 2020 and $30.1 billion as of June 30, 2019. The increase is primarily due to the issuance of bonds generating $5.0 billion of cash.
Treasury Purchases. Total share repurchases were $7.4 billion in 2020 and $5.0 billion in 2019.
Liquidity
At June 30, 2020, our current liabilities exceeded current assets by $5.0 billion largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2020, the Company did not have material net cash and cash equivalents related to foreign subsidiaries nor related to any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, which have enabled, and should continue to enable, us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
On June 30, 2020, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2024 and November 2020, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt see Note 10 to the Consolidated Financial Statements.

26 The Procter & Gamble Company
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2020.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$34,589	$11,189	$5,154	$5,148	$13,098
Leases	1,023	239	352	220	212
U.S. Tax Act transitional charge (1)	2,346	224	450	984	688
Uncertain tax positions (2)	59	59	—	—	—
OTHER
Interest payments relating to long-term debt	6,676	673	1,173	955	3,875
Minimum pension funding (3)	603	196	407	—	—
Purchase obligations (4)	1,577	782	412	145	238
TOTAL CONTRACTUAL COMMITMENTS	$46,873	$13,362	$7,948	$7,452	$18,111
(1)Represents the U.S. federal tax liability associated with the repatriation provisions of the U.S. Tax Act. Does not include any provisions made for foreign withholding taxes on expected repatriations as the timing of those payments is uncertain.
(2)As of June 30, 2020, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $643 million, including $158 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2020 cannot be made.
(3)Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2023 are not currently determinable.
(4)Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent minimum commitments under take-or-pay agreements with suppliers and are in line with expected usage. This includes service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

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
Revenue Recognition
Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which can be on the date of shipment or the date of receipt by the customer. Trade promotions, consisting primarily of customer pricing allowances, in-store merchandising funds, advertising and other promotional activities, and consumer coupons, are offered through various programs to customers and consumers.  Sales are recorded net of trade promotion spending, which is recognized as incurred at the time of the sale.  Amounts accrued for trade promotions at the end of a period require estimation, based on contractual terms, sales volumes and historical utilization and redemption rates.  The actual amounts paid may be different from such estimates.  These differences, which have historically not been significant, are recognized as a change in management estimate in a subsequent period.  The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” on July 1, 2018.  Adoption of this standard resulted in a change

The Procter & Gamble Company 27
in the timing of recognition of certain trade promotional spending.
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
Employee Benefits
We sponsor various post-employment benefits throughout the world. These include pension plans, both defined contribution plans and defined benefit plans, and other post-employment benefit (OPEB) plans, consisting primarily of health care and life insurance for retirees. For accounting purposes, the defined benefit pension and OPEB plans require assumptions to estimate the net projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and net obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. As permitted by U.S. GAAP, the net amount by which actual results differ from our assumptions is deferred. If this net deferred amount exceeds 10% of the greater of plan assets or liabilities, a portion of the deferred amount is included in expense for the following year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPEB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2020, the average return on assets assumptions for pension plan assets and OPEB assets was 6.6% and 8.4%, respectively. A change in the rate of return of 100 basis points for both pension and OPEB assets would impact annual after-tax benefit/expense by approximately $130 million.
Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPEB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 1.5% represents a weighted average of local rates in countries where such plans exist. A 100 basis point change in the discount rate would impact annual after-tax benefit expense by approximately $220 million. The average discount rate on the OPEB plan of 3.1% reflects the higher interest rates generally applicable in the U.S., which is where a majority of the plan participants receive benefits. A 100 basis point change in the discount rate would impact annual after-tax OPEB expense by approximately $50 million. See Note 8 to the Consolidated Financial Statements for

28 The Procter & Gamble Company
additional details on our defined benefit pension and OPEB plans.
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
During fiscal 2019, a non-cash before- and after-tax impairment charge of $6.8 billion was recognized to reduce the carrying amount of goodwill for the Shave Care reporting unit, and a non-cash, before-tax impairment charge of $1.6 billion ($1.2 billion after-tax) was recognized to reduce the carrying amount of the Gillette indefinite-lived intangible asset to its fair value. The underlying reductions in fair values were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets. As a result of the fiscal 2019 impairment determined by the step two testing, the Shave Care fair value exceeded the carrying value by approximately 20% as of June 30, 2019. Because the impairment testing for intangible assets is a one-step process, the Gillette indefinite-lived intangible asset fair value approximated its carrying value at that date. During our annual impairment testing during the quarter ended December 31, 2019, we reduced the discount rate used in the valuation based on developments in the macroeconomic environment. As a result of this change and updates to other underlying cash flow projections, the Shave Care fair value exceeded the carrying value by more than 20% and the

The Procter & Gamble Company 29
Gillette indefinite-lived intangible asset fair value exceeded the carrying value by approximately 5%.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long-term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles. As of June 30, 2020, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.5 billion and $14.1 billion, respectively.
The COVID-19 pandemic that occurred during the second half of fiscal 2020 resulted in a reduction in shave incidents by consumers and a weakening of certain currencies relative to the U.S. dollar, which led to a reduction in net sales for Gillette-branded products. This resulted in a triggering event for the Gillette indefinite-lived intangible asset, which caused us to perform an additional impairment assessment for that asset as of June 30, 2020. That assessment indicated that the fair value of the Gillette trade name approximated its carrying value. Accordingly, no impairment charge was recorded during the year ended June 30, 2020.
The duration and severity of the pandemic could result in additional future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. Our June 30, 2020 impairment assessment of the Gillette intangible asset assumes the pandemic’s impact on net sales will begin to abate during the first half of fiscal 2021 and be largely eliminated by the second half of the fiscal year. There is an extreme level of uncertainty relating to how the pandemic will evolve and how governments and consumers will react. Accordingly, there is a significant amount of uncertainty related to this key assumption. A more prolonged pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by more prolonged reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship, changes in the use and frequency of grooming products or by shifts in demand away from one or more of our higher priced products to lower priced products. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset, utilizing reasonably possible changes in the assumptions for the shorter term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis point increase to discount rate or a 25 basis point decrease to our shorter-term and residual growth rates, either of which, in isolation, would result in an additional impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate
Shave Care goodwill reporting unit	(6)%	(6)%
Gillette indefinite-lived intangible asset	(6)%	(6)%

See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible asset impairment testing results.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2020.

30 The Procter & Gamble Company
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
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2020. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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
Based on our interest rate exposure as of and during the year ended June 30, 2020, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2020, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2020 and June 30, 2019, we did not have any commodity hedging activity.
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

The Procter & Gamble Company 31
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2020	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	4%	2%	(1)%	5%
Grooming	(2)%	3%	—%	1%
Health Care	10%	2%	(5)%	7%
Fabric & Home Care	7%	1%	1%	9%
Baby, Feminine & Family Care	3%	2%	(1)%	4%
TOTAL COMPANY	5%	2%	(1)%	6%
(1) Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital spending, tax payments related to the Merck OTC Consumer Healthcare acquisition in 2020 and the transitional tax resulting from the U.S. Tax Act in 2020 and 2019 (the Company incurred a transitional tax liability of approximately $3.8 billion from the U.S. Tax Act, which is payable over a period of 8 years). Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Adjustments to Operating Cash Flow (1)	Adjusted Free Cash Flow
2020	$17,403	$(3,073)	$543	$14,873
2019	$15,242	$(3,347)	$235	$12,130
(1) Adjustments to Operating Cash Flow include tax payments for the transitional tax resulting from the U.S. Tax Act of $215 and $235 in 2020 and 2019, respectively, and tax payments related to the Merck acquisition of $328 in 2020.
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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
2020	$14,873	$13,103	114%

Core EPS. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. Core EPS is also used in assessing the achievement of management goals for at-risk compensation. The table below provides a reconciliation of diluted net earnings per share to Core EPS, including the following reconciling items:
•Incremental Restructuring: The Company has had and continues to have an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. In 2012, the Company began a $10 billion strategic productivity and cost savings initiative that included incremental restructuring activities. In 2017, we communicated details of an additional multi-year productivity and cost savings plan. This results in incremental restructuring charges to accelerate productivity efforts and cost savings. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs.
•Gain on Dissolution of the PGT Healthcare Partnership: The Company dissolved our PGT Healthcare partnership, a venture between the Company and Teva Pharmaceuticals Industries, Ltd (Teva) in the OTC consumer healthcare business, during the year ended June 30, 2019. The transaction was accounted for as a sale of the Teva portion of the PGT business and the Company recognized an after-tax gain on the dissolution of $353 million.
•Shave Care Impairment: As discussed in Note 4 to the Consolidated Financial Statements and in the Significant Accounting Policies and Estimates section of the MD&A, in the fourth quarter of fiscal 2019, the Company recognized a non-cash after-tax charge of $8.0 billion ($8.3 billion before tax) to adjust the carrying values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset. This was comprised of a before and after-tax impairment charge of $6.8 billion related to goodwill and an after-tax impairment charge of $1.2 billion ($1.6 billion before tax) to reduce the carrying value of the Gillette indefinite-lived intangible asset.
•Anti-Dilutive Impacts: As discussed in Note 6 to the Consolidated Financial Statements, the Shave Care impairment charges caused preferred shares that are normally dilutive (and hence, normally assumed converted for purposes of determining diluted earnings per share) to be anti-dilutive. Accordingly, for U.S. GAAP the preferred shares were not assumed to be converted into common shares for diluted earnings per share and the related dividends paid to the preferred

32 The Procter & Gamble Company
shareholders were deducted from net income to calculate net earnings available to common shareholders. As a result of the non-GAAP Shave Care impairment adjustment, these instruments are dilutive for non-GAAP core EPS.

We do not view the above items to be indicative of underlying business results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Twelve Months Ended June 30, 2020
	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	13,027	415	13,442
			Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$4.96	$0.16	$5.12
(1) Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	13%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
Twelve Months Ended June 30, 2019
	AS REPORTED (GAAP)	ANTI-DILUTIVE IMPACTS	INCREMENTAL RESTRUCTURING	SHAVE CARE IMPAIRMENT	GAIN ON DISSOLUTION OF PGT PARTNERSHIP	ROUNDING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	3,897	—	354	7,978	(353)	1	11,877
							Core EPS
Diluted Net Earnings attributable to common shareholders (1)	3,634	263	354	7,978	(353)	1	11,877
Diluted Weighted Average Common Shares Outstanding (1)	2,539.5	90.2					2,629.7
DILUTED NET EARNINGS PER COMMON SHARE	$1.43	$0.06	$0.13	$3.03	$(0.13)	$—	$4.52
(1) The reduction in net earnings from the 2019 charge for the Shave Care impairment caused the preferred shares outstanding to be anti-dilutive. Accordingly, for U.S. GAAP, the preferred shares were not assumed to be converted into common shares for diluted earnings per share and the related dividends paid to the preferred shareholders were deducted from net income to calculate earnings available to common shareholders. Excluding the impairment charge results in higher non-GAAP earnings which causes the preferred shares to be dilutive. The adjustments in this row are made to reflect the dilutive preferred share impact resulting from the Shave Care impairment adjustment.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2020, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2020, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2020, as stated in their report which is included herein.

/s/ David S. Taylor
(David S. Taylor)
Chairman of the Board, President and Chief Executive Officer

/s/ Jon R. Moeller
(Jon R. Moeller)
Vice Chairman, Chief Operating Officer and Chief Financial Officer

August 6, 2020

34 The Procter & Gamble Company
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2020 and 2019, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended June 30, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Intangible Assets - Shave Care Goodwill and Gillette Indefinite Lived Intangible Asset - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or indefinite lived intangible asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rates and discount rates. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessments of the Shave Care reporting unit as of October 1, 2019 and the Gillette brand indefinite lived intangible asset (the “Gillette brand”) as of December 31, 2019.  Because the estimated fair values exceeded their carrying values, no impairments were recorded. Given reductions in cash flows caused by currency devaluations, changing consumer grooming habits, the COVID-19 pandemic affecting demand and an increase in the competitive market environment, the Company revised their cash flow estimates and updated their fair value estimates for the Gillette brand as of June 30, 2020 and determined that the fair value of the Gillette brand approximated its carrying value. As of June 30, 2020, the Shave Care reporting unit goodwill was $12.5 billion, and the Gillette brand was $14.1 billion.
We identified the Company’s impairment evaluations of goodwill for the Shave Care reporting unit and the Gillette brand as a critical audit matter because of the reductions in cash flows and the significant judgments made by management to estimate the

The Procter & Gamble Company 35
fair values of the reporting unit and the brand. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and earnings as well as the selection of royalty rates and discount rates, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future net sales and earnings and the selection of the royalty rates and discount rates for the Shave Care reporting unit and the Gillette brand included the following, among others:
•We tested the effectiveness of controls over goodwill and indefinite lived intangible assets, including those over the determination of fair value, such as controls related to management’s development of forecasts of future net sales, earnings, the selection of royalty rates, and discount rates.
•We evaluated management’s ability to accurately forecast net sales and earnings by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecast of net sales and earnings by comparing the forecasts to:
•Historical net sales and earnings.
•Underlying analysis detailing business strategies and growth plans including consideration of the effects related to the COVID-19 pandemic.
•Internal communications to management and the Board of Directors.
•Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the net sales and earnings growth rates, royalty rates, and discount rates by:
•Testing the source information underlying the determination of net sales and earnings growth rates, royalty rates, and discount rates and the mathematical accuracy of the calculations.
•Developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 6, 2020

We have served as the Company’s auditor since 1890.

36 The Procter & Gamble Company
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated August 6, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 6, 2020

The Procter & Gamble Company 37
Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2020	2019	2018
NET SALES	$70,950	$67,684	$66,832
Cost of products sold	35,250	34,768	34,432
Selling, general and administrative expense	19,994	19,084	19,037
Goodwill and indefinite-lived intangibles impairment charges	—	8,345	—
OPERATING INCOME	15,706	5,487	13,363
Interest expense	(465)	(509)	(506)
Interest income	155	220	247
Other non-operating income, net	438	871	222
EARNINGS BEFORE INCOME TAXES	15,834	6,069	13,326
Income taxes	2,731	2,103	3,465
NET EARNINGS	13,103	3,966	9,861
Less: Net earnings attributable to noncontrolling interests	76	69	111
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE (1)	$13,027	$3,897	$9,750

NET EARNINGS PER COMMON SHARE: (2)
Basic	$5.13	$1.45	$3.75
Diluted	$4.96	$1.43	$3.67
(1)Net earnings attributable to Procter & Gamble in fiscal 2019 was negatively impacted by the impairment charges of $8.3 billion related to Shave Care goodwill and Gillette indefinite-lived intangible assets.
(2)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company
Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2020	2019	2018
NET EARNINGS	$13,103	$3,966	$9,861
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of $59, $78 and $(279) tax, respectively)	(1,083)	(213)	(305)
Unrealized gains/(losses) on investment securities (net of $(1), $0 and $0 tax, respectively)	(12)	184	(148)
Unrealized gains/(losses) on defined benefit retirement plans (net of $(42), $22 and $68 tax, respectively)	(150)	169	334
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(1,245)	140	(119)
TOTAL COMPREHENSIVE INCOME	11,858	4,106	9,742
Less: Total comprehensive income attributable to noncontrolling interests	60	70	109
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$11,798	$4,036	$9,633

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39
Consolidated Balance Sheets

Amounts in millions except stated values; As of June 30	2020	2019
Assets
CURRENT ASSETS
Cash and cash equivalents	$16,181	$4,239
Available-for-sale investment securities	—	6,048
Accounts receivable	4,178	4,951
INVENTORIES
Materials and supplies	1,414	1,289
Work in process	674	612
Finished goods	3,410	3,116
Total inventories	5,498	5,017
Prepaid expenses and other current assets	2,130	2,218
TOTAL CURRENT ASSETS	27,987	22,473
PROPERTY, PLANT AND EQUIPMENT, NET	20,692	21,271
GOODWILL	39,901	40,273
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	23,792	24,215
OTHER NONCURRENT ASSETS	8,328	6,863
TOTAL ASSETS	$120,700	$115,095

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$12,071	$11,260
Accrued and other liabilities	9,722	9,054
Debt due within one year	11,183	9,697
TOTAL CURRENT LIABILITIES	32,976	30,011
LONG-TERM DEBT	23,537	20,395
DEFERRED INCOME TAXES	6,199	6,899
OTHER NONCURRENT LIABILITIES	11,110	10,211
TOTAL LIABILITIES	73,822	67,516
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	897	928
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2020 - 4,009.2, 2019 - 4,009.2)	4,009	4,009
Additional paid-in capital	64,194	63,827
Reserve for ESOP debt retirement	(1,080)	(1,146)
Accumulated other comprehensive income/(loss)	(16,165)	(14,936)
Treasury stock, at cost (shares held: 2020 - 1,529.5, 2019 - 1,504.5)	(105,573)	(100,406)
Retained earnings	100,239	94,918
Noncontrolling interest	357	385
TOTAL SHAREHOLDERS' EQUITY	46,878	47,579
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,700	$115,095

See accompanying Notes to Consolidated Financial Statements.

40 The Procter & Gamble Company
Consolidated Statements of Shareholders' Equity

Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2017	2,553,297	$4,009	$1,006	$63,641	($1,249)	($14,632)	($93,715)	$96,124	$594	$55,778
Net earnings								9,750	111	9,861
Other comprehensive income/(loss)						(117)			(2)	(119)
Dividends and dividend equivalents ($2.7860 per share):
Common								(7,057)		(7,057)
Preferred, net of tax benefits								(265)		(265)
Treasury stock purchases	(81,439)						(7,004)			(7,004)
Employee stock plans	21,655			199			1,469			1,668
Preferred stock conversions	4,580		(39)	6			33			—
ESOP debt impacts					45			89		134
Noncontrolling interest, net									(113)	(113)
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								3,897	69	3,966
Other comprehensive income/(loss)						139			1	140
Dividends and dividend equivalents ($2.8975 per share):
Common								(7,256)		(7,256)
Preferred, net of tax benefits								(263)		(263)
Treasury stock purchases	(53,714)						(5,003)			(5,003)
Employee stock plans	55,734			93			3,781			3,874
Preferred stock conversions	4,638		(39)	6			33			—
ESOP debt impacts					58			99		157
Noncontrolling interest, net				(118)					(248)	(366)
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								13,027	76	13,103
Other comprehensive income/(loss)						(1,229)			(16)	(1,245)
Dividends and dividend equivalents ($3.0284 per share):
Common								(7,551)		(7,551)
Preferred, net of tax benefits								(263)		(263)
Treasury stock purchases	(61,346)						(7,405)			(7,405)
Employee stock plans	32,603			362			2,212			2,574
Preferred stock conversions	3,738		(31)	5			26			—
ESOP debt impacts					66			108		174
Noncontrolling interest, net									(88)	(88)
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 41
Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2020	2019	2018
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$4,239	$2,569	$5,569
OPERATING ACTIVITIES
Net earnings	13,103	3,966	9,861
Depreciation and amortization	3,013	2,824	2,834
Loss on early extinguishment of debt	—	—	346
Share-based compensation expense	558	515	395
Deferred income taxes	(596)	(411)	(1,844)
Loss/(gain) on sale of assets	7	(678)	(176)
Goodwill and indefinite-lived intangible impairment charges	—	8,345	—
Change in accounts receivable	634	(276)	(177)
Change in inventories	(637)	(239)	(188)
Change in accounts payable, accrued and other liabilities	1,923	1,856	1,385
Change in other operating assets and liabilities	(710)	(973)	2,000
Other	108	313	431
TOTAL OPERATING ACTIVITIES	17,403	15,242	14,867
INVESTING ACTIVITIES
Capital expenditures	(3,073)	(3,347)	(3,717)
Proceeds from asset sales	30	394	269
Acquisitions, net of cash acquired	(58)	(3,945)	(109)
Purchases of short-term investments	—	(158)	(3,909)
Proceeds from sales and maturities of investment securities	6,151	3,628	3,928
Change in other investments	(5)	(62)	27
TOTAL INVESTING ACTIVITIES	3,045	(3,490)	(3,511)
FINANCING ACTIVITIES
Dividends to shareholders	(7,789)	(7,498)	(7,310)
Increases/(reductions) in short-term debt	2,345	(2,215)	(3,437)
Additions to long-term debt	4,951	2,367	5,072
Reductions of long-term debt (1)	(2,447)	(969)	(2,873)
Treasury stock purchases	(7,405)	(5,003)	(7,004)
Impact of stock options and other	1,978	3,324	1,177
TOTAL FINANCING ACTIVITIES	(8,367)	(9,994)	(14,375)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(139)	(88)	19
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,942	1,670	(3,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$16,181	$4,239	$2,569

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$434	$497	$529
Cash payment for income taxes	3,550	3,064	2,830
Assets acquired through non-cash finance leases are immaterial for all periods.
(1) Includes early extinguishment of debt costs of $346 in 2018.

See accompanying Notes to Consolidated Financial Statements.

42 The Procter & Gamble Company
Notes to Consolidated Financial Statements
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We have on-the-ground operations in approximately 70 countries.
Basis of Presentation
The Consolidated Financial Statements include the Company and its controlled subsidiaries. Intercompany transactions are eliminated.
Because of a lack of control over Venezuelan subsidiaries caused by a number of currency and other operating controls and restrictions, our Venezuelan subsidiaries are not consolidated for any year presented. We account for those subsidiaries at cost, less impairments, plus or minus observable price changes.
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
Cost of Products Sold
Cost of products sold is primarily comprised of direct materials and supplies consumed in the manufacturing of product, as well as manufacturing labor, depreciation expense and direct overhead expenses necessary to acquire and convert the purchased materials and supplies into finished products. Cost of products sold also includes the cost to distribute products to customers, inbound freight costs, internal transfer costs, warehousing costs and other shipping and handling activity.
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $1.8 billion in 2020, $1.9 billion in 2019 and $1.9 billion in 2018. Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $7.3 billion in 2020, $6.8 billion in 2019 and $7.1 billion in 2018. Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Other Non-Operating Income, Net
Other non-operating income, net primarily includes net acquisition and divestiture gains, net non-service costs related to defined benefit plans, investment income and other non-operating items.
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
Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flows from operating activities. Cash flows from foreign currency transactions and operations are translated at monthly exchange rates for each period. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments designated as net investment hedges are classified as financing activities. Realized gains and losses from non-qualifying derivative instruments used to hedge currency exposures resulting from intercompany financing transactions are also classified as financing activities. Cash flows from other derivative instruments used to manage interest rates, commodity or other currency exposures are classified as operating activities. Cash payments related to income taxes are classified as operating activities.
Investments
Investment securities have primarily consisted of readily marketable debt securities. Unrealized gains or losses from debt securities classified as trading, if any, are charged to earnings. Unrealized gains or losses on debt securities classified as available-for-sale are recorded in OCI. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or OCI depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Debt securities are included as Available-for-sale investment securities and Other noncurrent assets in the Consolidated Balance Sheets.
In addition to debt securities, we hold minor equity investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions. These are accounted for as equity method investments. Other equity investments that are not controlled, and over which we do not have the ability to exercise significant influence, and for which there is a readily determinable market value, are recorded at fair value, with gains and losses recorded through net earnings. Equity investments without readily determinable fair values are measured at cost, less impairments, plus or minus observable price changes. Equity investments are included as Other noncurrent assets in the Consolidated Balance Sheets.
Inventory Valuation
Inventories are valued at the lower of cost or net realizable value. Product-related inventories are maintained on the first-in, first-out method. The cost of spare part inventories is maintained using the average-cost method.

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

44 The Procter & Gamble Company
New Accounting Pronouncements and Policies
On July 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)." The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. We elected the optional transition method and adopted the new guidance on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, we elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The adoption did not have a material impact on our financial statements, resulting in an increase of approximately 1% to each of our total assets and total liabilities on our balance sheet as of July 1, 2019. See Note 12 for further information.
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. The new standard also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will adopt the standard effective July 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.
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
No other new accounting pronouncements issued or effective during the fiscal year or in future years had, or are expected to have, a material impact on our Consolidated Financial Statements.

NOTE 2
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
Total assets for the reportable segments include those assets managed by the reportable segment, primarily inventory,
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 45
fixed assets and intangible assets. Other assets, primarily cash, accounts receivable, investment securities, leased assets and goodwill, are included in Corporate.
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

% of Net sales by operating segment (1)
Years ended June 30	2020	2019	2018
Fabric Care	22%	22%	22%
Baby Care	11%	12%	13%
Home Care	11%	10%	10%
Skin and Personal Care	10%	10%	9%
Hair Care	9%	10%	10%
Family Care	9%	9%	8%
Oral Care	8%	8%	8%
Shave Care	7%	8%	8%
Feminine Care	6%	6%	6%
Personal Health Care	5%	4%	4%
All Other	2%	1%	2%
TOTAL	100%	100%	100%
(1) % of Net sales by operating segment excludes sales held in Corporate.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Years ended June 30	2020	2019	2018
NET SALES
United States	$31.3	$28.6	$27.3
International	$39.7	$39.1	$39.5
LONG-LIVED ASSETS (1)
United States	$9.9	$10.0	$9.7
International	$10.8	$11.3	$10.9
(1) Long-lived assets consists of property, plant and equipment.
No country, other than the United States, exceeds 10% of the consolidated net sales or long-lived assets.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 15% in 2020, 2019 and 2018. No other customer represents more than 10% of our consolidated net sales.

Global Segment Results		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2020	$13,359	$3,437	$2,737	$320	$5,531	$397
	2019	12,897	3,282	2,637	272	5,362	634
	2018	12,406	3,042	2,320	236	4,709	766
GROOMING	2020	6,069	1,613	1,329	406	20,589	305
	2019	6,199	1,777	1,529	429	20,882	367
	2018	6,551	1,801	1,432	447	22,609	364
HEALTH CARE	2020	9,028	2,156	1,652	350	7,726	338
	2019	8,218	1,984	1,519	294	7,708	363
	2018	7,857	1,922	1,283	230	5,254	330
FABRIC & HOME CARE	2020	23,735	5,426	4,154	605	7,745	887
	2019	22,080	4,601	3,518	557	7,620	984
	2018	21,441	4,191	2,708	534	7,295	1,020
BABY, FEMININE & FAMILY CARE	2020	18,364	4,534	3,465	839	8,628	764
	2019	17,806	3,593	2,734	861	9,271	819
	2018	18,080	3,527	2,251	899	9,682	1,016
CORPORATE (1)	2020	395	(1,332)	(234)	493	70,481	382
	2019	484	(9,168)	(7,971)	411	64,252	180
	2018	497	(1,157)	(133)	488	68,761	221
TOTAL COMPANY	2020	$70,950	$15,834	$13,103	$3,013	$120,700	$3,073
	2019	67,684	6,069	3,966	2,824	115,095	3,347
	2018	66,832	13,326	9,861	2,834	118,310	3,717
(1) The Corporate reportable segment includes the $8.3 billion non-cash before-tax ($8.0 billion after-tax) goodwill and intangible asset impairment charge in fiscal 2019. For additional details on goodwill and intangible assets see Note 4.
Amounts in millions of dollars except per share amounts or as otherwise specified.

46 The Procter & Gamble Company
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2020	2019
PROPERTY, PLANT AND EQUIPMENT
Buildings	$7,700	$7,746
Machinery and equipment	33,260	32,263
Land	777	805
Construction in progress	2,034	2,579
TOTAL PROPERTY, PLANT AND EQUIPMENT	43,771	43,393
Accumulated depreciation	(23,079)	(22,122)
PROPERTY, PLANT AND EQUIPMENT, NET	$20,692	$21,271
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2020	2019
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$3,531	$4,299
Compensation expenses	1,921	1,623
Restructuring reserves	472	468
Taxes payable	693	341
Other	3,105	2,323
TOTAL	$9,722	$9,054

OTHER NONCURRENT LIABILITIES
Pension benefits	$6,223	$5,622
Other postretirement benefits	965	1,098
U.S. Tax Act transitional tax payable	2,121	2,343
Uncertain tax positions	580	472
Long term operating leases	652	—
Other	569	676
TOTAL	$11,110	$10,211

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
In fiscal 2017, the Company announced specific elements of an additional incremental multi-year productivity and cost savings plan to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses. This program is resulting in incremental targeted enrollment reductions, along with further optimization of the supply chain and other manufacturing processes.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. The Company incurred total restructuring charges of $782 and $754 for the years ended June 30, 2020 and 2019, respectively. Of the charges incurred for fiscal year 2020, $155 were recorded in SG&A, $614 in Costs of products sold, and $13 in Other non-operating income/(expense), net. Of the charges incurred for fiscal year 2019, $213 were recorded in SG&A, $521 in Costs of products sold, and $20 in Other non-operating income/(expense), net. The following table presents restructuring activity for the years ended June 30, 2020 and 2019:

	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2018	$259	$—	$254	$513
Charges	260	252	242	754
Cash spent	(239)	—	(308)	(547)
Charges against assets	—	(252)	—	(252)
RESERVE JUNE 30, 2019	280	—	188	468
Charges	221	372	189	782
Cash spent	(216)	—	(190)	(406)
Charges against assets	—	(372)	—	(372)
RESERVE JUNE 30, 2020	$285	$—	$187	$472

Separation Costs
Employee separation charges for the years ended June 30, 2020 and 2019 relate to severance packages for approximately 1,200 and 1,810 employees, respectively. The packages were primarily voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer.
Asset-Related Costs
Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or for disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47
manufacturing consolidations and technology standardizations. The asset-related charges will not have a significant impact on future depreciation charges.
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
However, for information purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Years ended June 30	2020	2019	2018
Beauty	$54	$49	$60
Grooming	102	65	38
Health Care	136	23	21
Fabric & Home Care	75	84	115
Baby, Feminine & Family Care	192	226	547
Corporate (1)	223	307	289
Total Company	$782	$754	$1,070
(1) Corporate includes costs related to allocated overheads, including charges related to our Enterprise Markets, Global Business Services and Corporate Functions activities.

NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Corporate	Total Company
BALANCE AT JUNE 30, 2018 - NET (1)	$12,992	$19,820	$5,929	$1,865	$4,569	$—	$45,175
Acquisitions and divestitures	132	—	2,084	6	57	—	2,279
Goodwill impairment charges	—	(6,783)	—	—	—	—	(6,783)
Translation and other	(139)	(156)	(41)	(16)	(46)	—	(398)
BALANCE AT JUNE 30, 2019 - NET (1)	12,985	12,881	7,972	1,855	4,580	—	40,273
Acquisitions and divestitures	(1)	—	(46)	—	5	—	(42)
Translation and other	(82)	(66)	(140)	(14)	(28)	—	(330)
BALANCE AT JUNE 30, 2020 - NET (1)	$12,902	$12,815	$7,786	$1,841	$4,557	$—	$39,901
(1) Grooming goodwill balance is net of $1.2 billion accumulated impairment losses as of June 30, 2018 and $7.9 billion as of June 30, 2019 and 2020.

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
The change in goodwill during fiscal 2020 primarily reflects opening balance sheet adjustments from the prior year acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) in the Health Care reportable segment (see Note 14) and currency translation across all reportable segments.
Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company
During fiscal 2019, we determined that the estimated fair value of our Shave Care reporting unit was less than its carrying value. We also determined that the estimated fair value of the Gillette indefinite-lived intangible asset was less than its carrying value. As a result, we recorded non-cash impairment charges for both assets. These reductions were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets, which collectively resulted in reduced cash flow projections. A non-cash, before and after-tax impairment charge of $6.8 billion was recognized to reduce the carrying amount of goodwill for the Shave Care reporting unit. Additionally, a non-cash, before-tax impairment charge of $1.6 billion ($1.2 billion after-tax) was recognized to reduce the carrying amount of the Gillette indefinite-lived intangible asset to its estimated fair value as of June 30, 2019.
During fiscal 2019, the Company completed the acquisition of the healthcare business of Merck OTC, which is included in the Health Care reportable segment (see Note 14), along with other minor acquisitions in the Beauty, the Baby, Feminine & Family Care and the Fabric & Home Care reportable segments. These goodwill increases were partially offset by the divestiture of the Teva portion of the PGT business in the Health Care reportable segment and currency translation in fiscal 2019.
Identifiable intangible assets were comprised of:

	2020		2019
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$3,820	$(2,347)	$3,836	$(2,160)
Patents and technology	2,776	(2,513)	2,776	(2,434)
Customer relationships	1,752	(778)	1,787	(691)
Other	143	(92)	145	(91)
TOTAL	$8,491	$(5,730)	$8,544	$(5,376)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	21,031	—	21,047	—
TOTAL	$29,522	$(5,730)	$29,591	$(5,376)
Amortization expense of intangible assets was as follows:

Years ended June 30	2020	2019	2018
Intangible asset amortization	$360	$349	$302

Estimated amortization expense over the next five fiscal years is as follows:

Years ending June 30	2021	2022	2023	2024	2025
Estimated amortization expense	$310	$291	$280	$268	$250

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the U.S. Tax Act). The U.S. Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rates and implementing a hybrid territorial tax system. As the Company has a June 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended June 30, 2018, and 21% for subsequent fiscal years. However, the U.S. Tax Act eliminated the domestic manufacturing deduction and moved to a hybrid territorial system, which also largely eliminated the ability to credit certain foreign taxes that existed prior to enactment of the U.S. Tax Act.
There were also certain transitional impacts of the U.S. Tax Act. As part of the transition to the new hybrid territorial tax system, the U.S. Tax Act imposed a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused us to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional net charge of $602 for the fiscal year ended June 30, 2018, comprised of an estimated repatriation tax charge of $3.8 billion (comprised of U.S. repatriation taxes and foreign withholding taxes) and an estimated net deferred tax benefit of $3.2 billion. The transitional impact was finalized during the fiscal year ended June 30, 2019, with no significant impact on income tax expense.
Any legislative changes, as well as any other new or proposed Treasury regulations to address questions that arise because of the U.S. Tax Act, may result in additional income tax impacts which could be material in the period any such changes are enacted.
The Global Intangible Low-Taxed Income (GILTI) provision of the U.S. Tax Act requires the Company to include in its U.S. Income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to account for the tax effects of GILTI either as a current period expense when incurred, or to recognize deferred taxes for book and tax basis differences expected to reverse as GILTI in future years. We have elected to account for the tax effects of GILTI as a current period expense when incurred.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49
Earnings before income taxes consisted of the following:

Years ended June 30	2020	2019	2018
United States	$10,338	$1,659	$9,277
International	5,496	4,410	4,049
TOTAL	$15,834	$6,069	$13,326

Income taxes consisted of the following:

Years ended June 30	2020	2019	2018
CURRENT TAX EXPENSE
U.S. federal	$1,266	$1,064	$3,965
International	1,769	1,259	1,131
U.S. state and local	292	191	213
	3,327	2,514	5,309
DEFERRED TAX EXPENSE/(BENEFIT)
U.S. federal	39	(296)	(1,989)
International and other	(635)	(115)	145
	(596)	(411)	(1,844)
TOTAL TAX EXPENSE	$2,731	$2,103	$3,465

A reconciliation of the U.S. federal statutory income tax rate to our actual effective income tax rate is provided below:

Years ended June 30	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	28.1%
Country mix impacts of foreign operations	(0.1)%	(0.5)%	(4.7)%
State income taxes, net of federal benefit	1.4%	2.6%	1.4%
Excess tax benefits from the exercise of stock options	(1.6)%	(3.8)%	(0.4)%
Tax benefit from simplification of legal entity structure	(1.4)%	—%	—%
Foreign derived intangible income deduction (FDII)	(1.0)%	(2.2)%	—%
Changes in uncertain tax positions	0.1%	(0.3)%	(0.3)%
Goodwill impairment	—%	22.8%	—%
Net transitional impact of U.S. Tax Act	—%	—%	4.5%
Other	(1.2)%	(4.9)%	(2.6)%
EFFECTIVE INCOME TAX RATE	17.2%	34.7%	26.0%

Country mix impacts of foreign operations includes the effects of foreign subsidiaries' earnings taxed at rates other than the U.S. statutory rate, the U.S. tax impacts of non-U.S. earnings repatriation and any net impacts of intercompany transactions. Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions.
Excess tax benefits from the exercise of stock options reflect the excess of actual tax benefits received on employee exercises of stock options and other share-based payments (which generally equals the income taxable to the employee) over the amount of tax benefits that were calculated at the grant dates of such instruments.
Tax benefits credited to shareholders' equity totaled $18 for the year ended June 30, 2020. This primarily relates to the tax effects of certain adjustments to pension obligations and unrealized foreign exchange losses recorded in stockholders' equity, partially offset by the tax effects of net investment hedges. Tax costs charged to shareholders' equity totaled $80 for the year ended June 30, 2019. This primarily relates to the tax effects of net investment hedges and certain adjustments to pension obligations recorded in stockholders' equity.
Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax. This charge included taxes for all U.S. income taxes and for the related foreign withholding taxes for the portion of those earnings which are no longer considered indefinitely invested. We have not provided deferred taxes on approximately $19 billion of earnings that are considered permanently reinvested.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2020	2019	2018
BEGINNING OF YEAR	$466	$470	$465
Increases in tax positions for prior years	60	85	26
Decreases in tax positions for prior years	(21)	(94)	(38)
Increases in tax positions for current year	82	71	87
Settlements with taxing authorities	(83)	(37)	(45)
Lapse in statute of limitations	(12)	(27)	(20)
Currency translation	(7)	(2)	(5)
END OF YEAR	$485	$466	$470

Included in the total liability for uncertain tax positions at June 30, 2020 is $278 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40-50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an
Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company
ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $60, including interest and penalties.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2020, 2019 and 2018, we had accrued interest of $141, $133 and $99 and accrued penalties of $17, $17 and $15, respectively, which are not included in the above table. During the fiscal years ended June 30, 2020, 2019 and 2018, we recognized $39, $40 and $22 in interest expense and $1, $2 and $5 in penalties expense, respectively.
Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2020	2019
DEFERRED TAX ASSETS
Pension and postretirement benefits	$1,602	$1,591
Loss and other carryforwards	875	1,007
Stock-based compensation	398	421
Accrued marketing and promotion	353	334
Fixed assets	218	232
Lease liabilities	190	—
Unrealized loss on financial and foreign exchange transactions	64	73
Inventory	27	41
Accrued interest and taxes	20	15
Other	829	931
Valuation allowances	(486)	(442)
TOTAL	$4,090	$4,203

DEFERRED TAX LIABILITIES
Goodwill and intangible assets	$5,775	$6,506
Fixed assets	1,485	1,413
Lease right-of-use assets	185	—
Unrealized gain on financial and foreign exchange transactions	169	147
Foreign withholding tax on earnings to be repatriated	118	239
Other	366	351
TOTAL	$8,098	$8,656
Net operating loss carryforwards were $2.9 billion at June 30, 2020 and $3.5 billion at June 30, 2019. If unused, approximately $900 will expire between 2020 and 2039. The remainder, totaling $2.0 billion at June 30, 2020, may be carried forward indefinitely.

NOTE 6
EARNINGS PER SHARE
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) by the weighted average number of common shares outstanding during the year. For fiscal years 2020 and 2018, Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the year. The diluted shares include the dilutive effect of stock options and other stock-based awards based on the treasury stock method (see Note 7) and the assumed conversion of preferred stock (see Note 8).

For fiscal year 2019, Diluted net earnings per common share do not include the assumed conversion of preferred stock because to do so would have been antidilutive, due to the lower Net earnings driven by the Shave Care impairment charges (see Note 4). Therefore, Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefit) by the diluted weighted average number of common shares outstanding during the year. The diluted shares include the dilutive effect of stock options and other stock-based awards based on the treasury stock method.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51
Net earnings per share were calculated as follows:

Years ended June 30	2020	2019	2018
CONSOLIDATED AMOUNTS
Net earnings	$13,103	$3,966	$9,861
Less: Net earnings attributable to noncontrolling interests	76	69	111
Net earnings attributable to P&G	13,027	3,897	9,750
Less: Preferred dividends, net of tax	263	263	265
Net earnings attributable to P&G available to common shareholders (Basic)	$12,764	$3,634	$9,485

Net earnings attributable to P&G available to common shareholders (Diluted)	$13,027	$3,634	$9,750

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,487.1	2,503.6	2,529.3
Add: Effect of dilutive securities
Impact of stock options and other unvested equity awards (1)	52.7	35.9	32.5
Conversion of preferred shares (2)	86.0	—	94.9
Diluted weighted average common shares outstanding	2,625.8	2,539.5	2,656.7

NET EARNINGS PER SHARE (3)
Basic	$5.13	$1.45	$3.75
Diluted	$4.96	$1.43	$3.67
(1)Weighted average outstanding stock options of approximately 6 million in 2020, 13 million in 2019 and 48 million in 2018 were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the assumed proceeds upon exercise would have exceeded the market value of the underlying common shares).
(2)Despite being included in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035. In fiscal year 2019, weighted average outstanding preferred shares of 90 million were not included in the Diluted net earnings per share calculation because to do so would have been antidilutive, due to lower Net earnings driven by the Shave Care impairment charges (see Note 4).
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

NOTE 7
STOCK-BASED COMPENSATION
The Company has two primary stock-based compensation programs under which we annually grant stock option, restricted stock unit (RSU) and performance stock unit (PSU) awards to key managers and directors.
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
Senior-level executives participate in an additional long-term incentive program that awards PSUs, which are paid in shares after the end of a three-year performance period subject to pre-established performance goals. Effective in fiscal year 2019, we added a Relative Total Shareholder Return (R-TSR) modifier to the PSUs, under which the number of shares ultimately granted is also impacted by the Company's actual shareholder return relative to our consumer products competitive peer set.
In addition to these long-term incentive programs, we award RSUs to the Company's non-employee directors and make other minor stock option and RSU grants to employees for which the terms are not substantially different from our long-term incentive awards.
A total of 150 million shares of common stock were newly authorized for issuance under the stock-based compensation plan approved by shareholders in 2019. Additionally, the number of shares available for award under the 2019 plan includes 37 million previously authorized but not awarded under the shareholders approved plan in 2014 plus any shares of Common Stock subject to outstanding awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated without the issuance of shares of Common Stock as set forth in the 2019 Plan. A total of 166 million shares remain available for grant under the 2019 plan.
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

Years ended June 30	2020	2019	2018
Stock options	$249	$246	$220
RSUs and PSUs	309	269	175
Total stock-based expense	$558	$515	$395

Income tax benefit	$97	$101	$87

We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Years ended June 30	2020			2019			2018
Interest rate	1.1	-	1.4%	2.5	-	2.7%	1.9	-	2.9%
Weighted average interest rate	1.3%			2.6%			2.8%
Dividend yield	2.4%			3.0%			3.1%
Expected volatility	17%			17%			18%
Expected life in years	9.2			9.2			9.2

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
A summary of options outstanding under the plans as of June 30, 2020 and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contract-ual Life in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	164,741	$79.59
Granted	14,277	115.01
Exercised	(28,722)	70.34
Forfeited/expired	(424)	83.23
OUTSTANDING, END OF YEAR	149,872	$84.71	5.5	$5,241
EXERCISABLE	102,702	$79.54	4.2	$4,111
The following table provides additional information on stock options:

Years ended June 30	2020	2019	2018
Weighted average grant-date fair value of options granted	$15.60	$13.60	$11.89
Intrinsic value of options exercised	1,455	1,770	500
Grant-date fair value of options that vested	217	180	209
Cash received from options exercised	2,019	3,381	1,245
Actual tax benefit from options exercised	298	221	127
At June 30, 2020, there was $171 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 2.0 years.
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2020 and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2019	5,493	$84.00	1,295	$92.98
Granted	1,516	114.44	562	123.52
Vested	(2,376)	88.61	(799)	79.64
Forfeited	(135)	84.61	(10)	94.94
Non-vested at June 30, 2020	4,498	$92.15	1,048	$117.02

At June 30, 2020, there was $251 of compensation cost that has not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 1.9 years. The total grant date fair value of shares vested was $264, $205 and $175 in 2020, 2019 and 2018, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $317, $272 and $292 in 2020, 2019 and 2018, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 14% of total participants' annual wages and salaries in 2020, 2019 and 2018.
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
Defined Benefit Retirement Plans and Other Retiree Benefits
We offer defined benefit retirement pension plans to certain employees. These benefits relate primarily to plans outside the U.S. and, to a lesser extent, plans assumed in previous acquisitions covering U.S. employees.
We also provide certain other retiree benefits, primarily health care, for the majority of our U.S. employees who become eligible for these benefits when they meet minimum age and service requirements. Generally, the health care plans require cost sharing with retirees and pay a stated percentage of expenses, reduced by deductibles and other coverages. These benefits are primarily funded by ESOP Series B shares and certain other assets contributed by the Company.
Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company
Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Years ended June 30	2020	2019	2020	2019
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$17,037	$15,658	$4,964	$4,778
Service cost	247	259	100	101
Interest cost	276	339	160	187
Participants' contributions	11	12	74	76
Amendments	3	9	(136)	—
Net actuarial loss/(gain)	951	1,587	(85)	37
Acquisitions	—	49	—	—
Special termination benefits	11	13	2	8
Currency translation and other	(218)	(283)	(64)	20
Benefit payments	(557)	(606)	(245)	(243)
BENEFIT OBLIGATION AT END OF YEAR (3)	$17,761	$17,037	$4,770	$4,964

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$11,382	$11,267	$5,096	$3,259
Actual return on plan assets	664	739	595	1,918
Acquisitions	—	4	—	—
Employer contributions	180	178	33	31
Participants' contributions	11	12	74	76
Currency translation and other	(196)	(212)	2	(1)
ESOP debt impacts (4)	—	—	63	56
Benefit payments	(557)	(606)	(245)	(243)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$11,484	$11,382	$5,618	$5,096
FUNDED STATUS	$(6,277)	$(5,655)	$848	$132
(1)Primarily non-U.S.-based defined benefit retirement plans.
(2)Primarily U.S.-based other postretirement benefit plans.
(3)For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
(4)Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.

The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

	Pension Benefits		Other Retiree Benefits
As of June 30	2020	2019	2020	2019
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$12	$19	$1,843	$1,257
Current liabilities	(66)	(52)	(30)	(27)
Noncurrent liabilities	(6,223)	(5,622)	(965)	(1,098)
NET AMOUNT RECOGNIZED	$(6,277)	$(5,655)	$848	$132
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net actuarial loss	$5,662	$5,062	$572	$874
Prior service cost/(credit)	198	214	(511)	(424)
NET AMOUNTS RECOGNIZED IN AOCI	$5,860	$5,276	$61	$450

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55
The accumulated benefit obligation for all defined benefit pension plans was $16.5 billion and $15.8 billion as of June 30, 2020 and 2019, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets consisted of the following:

	Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Projected Benefit Obligation Exceeds the Fair Value of Plan Assets
As of June 30	2020	2019	2020	2019
Projected benefit obligation	$12,095	$11,604	$17,635	$16,304
Accumulated benefit obligation	11,196	10,711	16,377	15,096
Fair value of plan assets	5,994	6,026	11,347	10,630

Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2020	2019	2018	2020	2019	2018
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost	$247	$259	$280	$100	$101	$112
Interest cost	276	339	348	160	187	177
Expected return on plan assets	(740)	(732)	(751)	(473)	(447)	(451)
Amortization of net actuarial loss	340	225	295	68	66	69
Amortization of prior service cost/(credit)	25	26	28	(48)	(48)	(41)
Amortization of net actuarial loss/prior service cost due to settlements and curtailments	7	9	—	—	—	—
Special termination benefits	11	13	8	2	8	7
GROSS BENEFIT COST/(CREDIT)	166	139	208	(191)	(133)	(127)
Dividends on ESOP preferred stock	—	—	—	(19)	(28)	(37)
NET PERIODIC BENEFIT COST/(CREDIT)	$166	$139	$208	$(210)	$(161)	$(164)
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$1,027	$1,580		$(207)	$(1,434)
Prior service cost/(credit) - current year	3	9		(136)	—
Amortization of net actuarial loss	(340)	(225)		(68)	(66)
Amortization of prior service (cost)/credit	(25)	(26)		48	48
Amortization of net actuarial loss/prior service costs due to settlements and curtailments	(7)	(9)		—	—
Currency translation and other	(74)	(84)		(26)	14
TOTAL CHANGE IN AOCI	584	1,245		(389)	(1,438)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	$750	$1,384		$(599)	$(1,599)

The service cost component of the net periodic benefit cost is included in the Consolidated Statements of Earnings in Cost of products sold and SG&A. All other components are included in the Consolidated Statements of Earnings in Other non-operating income/(expense), net, unless otherwise noted.
Amounts expected to be amortized from AOCI into net periodic benefit cost during the year ending June 30, 2021, are as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$401	$47
Prior service cost/(credit)	25	(59)

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

	Pension Benefits		Other Retiree Benefits
As of June 30	2020	2019	2020	2019
Discount rate	1.5%	1.9%	3.1%	3.7%
Rate of compensation increase	2.5%	2.6%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.6%	6.6%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.9%	4.9%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2026	2026
(1)Determined as of end of fiscal year.

The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30, were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2020	2019	2018	2020	2019	2018
Discount rate	1.9%	2.5%	2.4%	3.7%	4.2%	3.9%
Expected return on plan assets	6.6%	6.6%	6.8%	8.4%	8.3%	8.3%
Rate of compensation increase	2.6%	2.6%	3.0%	N/A	N/A	N/A
(1) Determined as of beginning of fiscal year.
For plans that make up the majority of our obligation, the Company calculates the benefit obligation and the related impacts on service and interest costs using specific spot rates along the corporate bond yield curve. For the remaining plans, the Company determines these amounts utilizing a single weighted average discount rate derived from the corporate bond yield curve used to measure the plan obligations.
Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these factors include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The expected long-term rates of return for plan assets are 8% - 9% for equities and 5% - 6% for bonds. For other retiree benefit plans, the expected long-term rate of return reflects that the assets are comprised primarily of Company stock. The expected rate of return on Company stock is based on the long-term projected return of 8.5% and reflects the historical pattern of returns.
Assumed health care cost trend rates could have a significant effect on the amounts reported for the other retiree benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on the total service and interest cost components	$56	$(43)
Effect on the accumulated postretirement benefit obligation	669	(543)

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

The Procter & Gamble Company 57
Our target asset allocation for the year ended June 30, 2020, and actual asset allocation by asset category as of June 30, 2020 and 2019, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2020	2019	2020	2019
Cash	—%	2%	1%	1%	3%	3%
Debt securities	67%	3%	66%	63%	2%	2%
Equity securities	33%	95%	33%	36%	95%	95%
TOTAL	100%	100%	100%	100%	100%	100%
The following table sets forth the fair value of the Company's plan assets as of June 30, 2020 and 2019 segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles). Investments valued using net asset value as a practical expedient are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2020	2019	Fair Value Hierarchy Level	2020	2019
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$61	$47	1	$121	$111
Company common stock		—	—	1	217	179
Company preferred stock (1)		—	—	2	5,139	4,657
Fixed income securities (2)	2	1,991	265	2	12	1
Insurance contracts (3)	3	115	113		—	—
TOTAL ASSETS IN THE FAIR VALUE HIERARCHY		2,167	425		5,489	4,948
Investments valued at net asset value (4)		9,317	10,957		129	148
TOTAL ASSETS AT FAIR VALUE		$11,484	11,382		$5,618	5,096
(1)Company preferred stock is valued based on the value of Company common stock and is presented net of ESOP debt discussed below.
(2)Fixed income securities, classified as Level 2, are estimated by using pricing models or quoted prices of securities with similar characteristics.
(3)Fair values of insurance contracts are valued based on either their cash equivalent value or models that project future cash flows and discount the future amounts to a present value using market-based observable inputs, including credit risk and interest rate curves. The activity for Level 3 assets is not significant for all years presented.
(4)Investments valued using net asset value as a practical expedient are primarily equity and fixed income collective funds.

Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2021, is $197 and $44, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2021	$559	$196
2022	534	205
2023	556	214
2024	573	221
2025	608	225
2026 - 2030	3,258	1,199

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $33 remain outstanding at June 30, 2020. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.03 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. Debt service requirements are funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $928 are outstanding at June 30, 2020. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.03 per share. The liquidation value is $12.96 per share.
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
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2020	2019	2018
Allocated	29,591	31,600	34,233
Unallocated	2,479	3,259	4,117
TOTAL SERIES A	32,070	34,859	38,350

Allocated	27,894	26,790	25,895
Unallocated	24,418	26,471	28,512
TOTAL SERIES B	52,312	53,261	54,407

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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2020, was not material. The Company has not been required to post collateral as a result of these contractual features.
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

The Procter & Gamble Company 59
We designate certain interest rate swaps on fixed rate debt that meet specific accounting criteria as fair value hedges. For fair value hedges, the changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. As of and during the years ended June 30, 2020 and 2019, we did not have any financial commodity hedging activity to manage such exposures.
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
Fair Value Hierarchy
Accounting guidance on fair value measurements for certain financial assets and liabilities requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs reflecting the reporting entity's own assumptions or external inputs from inactive markets.
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
Assets and Liabilities Measured at Fair Value
Other investments had a fair value of $67 and $169 as of June 30, 2020 and 2019, respectively, and are presented in Other noncurrent assets. During the year ended June 30, 2020, the Company sold all of its existing U.S. government securities and corporate bond securities. Such securities had fair values of $3.6 billion and $2.4 billion, respectively, and were presented in Available-for-sale investment securities at June 30, 2019. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. Cash equivalents were $14.6 billion and $3.0 billion as of June 30, 2020 and 2019, respectively and are classified as Level 1 within the fair value hierarchy. There are no other material investment balances classified as Level 1 or Level 3 within the fair value hierarchy, or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $29.0 billion and $25.4 billion as of June 30, 2020 and 2019, respectively. This includes the current portion of long-term debt instruments ($2.5 billion and $3.4 billion as of June 30, 2020 and 2019, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2020 and 2019 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2020	2019	2020	2019	2020	2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,114	$7,721	$269	$177	$—	$(1)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$3,856	$3,157	$26	$35	$(41)	$(24)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$10,970	$10,878	$295	$212	$(41)	$(25)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$5,986	$6,431	$23	$27	$(25)	$(20)

TOTAL DERIVATIVES AT FAIR VALUE	$16,956	$17,309	$318	$239	$(66)	$(45)
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7.4 billion and $7.9 billion as of June 30, 2020 and 2019, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $16.0 billion and $17.2 billion as of June 30, 2020 and 2019, respectively.
All of the Company's derivative assets and liabilities are measured at fair value that is derived from observable market data, including interest rate yield curves and foreign exchange rates, and are classified as Level 2 within the fair value hierarchy. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. In addition, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years ended June 30, 2020 and 2019.

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Years ended June 30	2020	2019
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$66	$47
(1) For the derivatives in net investment hedging relationships, the amount of gain/(loss) excluded from effectiveness testing, which was recognized in earnings, was $69 and $70 for the fiscal year ended June 30, 2020 and 2019, respectively.
(2) In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $189 and $299, as of June 30, 2020 and 2019, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2020	2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$93	$104
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(83)	$54

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

The Procter & Gamble Company 61

NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2020	2019
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$2,508	$3,388
Commercial paper	8,545	6,183
Other	130	126
TOTAL	$11,183	$9,697
Short-term weighted average interest rates (1)	0.7%	0.5%
(1)Short-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.

As of June 30	2020	2019
LONG-TERM DEBT
1.90% USD note due October 2020	$600	$600
4.13% EUR note due December 2020	674	682
9.36% ESOP debentures due 2020-2021 (1)	119	228
1.85% USD note due February 2021	600	600
1.70% USD note due November 2021	875	875
2.00% EUR note due November 2021	843	852
2.30% USD note due February 2022	1,000	1,000
2.15% USD note due August 2022	1,250	1,250
2.00% EUR note due August 2022	1,124	1,137
3.10% USD note due August 2023	1,000	1,000
1.13% EUR note due November 2023	1,405	1,421
0.50% EUR note due October 2024	562	568
0.63% EUR note due October 2024	899	909
2.45% USD note due March 2025	750	—
2.70% USD note due February 2026	600	600
2.45% USD note due November 2026	875	875
2.80% USD note due March 2027	500	—
4.88% EUR note due May 2027	1,124	1,137
2.85% USD note due August 2027	750	750
1.20% EUR note due October 2028	899	909
1.25% EUR note due October 2029	562	568
3.00% USD note due March 2030	1,500	—
5.55% USD note due March 2037	763	763
1.88% EUR note due October 2038	562	568
3.55% USD note due March 2040	1,000	—
3.50% USD note due October 2047	600	600
3.60% USD note due March 2050	1,250	—
Finance lease obligations	—	33
All other long-term debt	3,359	5,858
Current portion of long-term debt	(2,508)	(3,388)
TOTAL	$23,537	$20,395
Long-term weighted average interest rates (2)	2.3%	2.4%
(1)Debt issued by the ESOP is guaranteed by the Company and is recorded as debt of the Company, as discussed in Note 8.
(2)Long-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.

Long-term debt maturities during the next five fiscal years are as follows:

Years ending June 30	2021	2022	2023	2024	2025
Debt maturities	$2,508	$2,830	$2,425	$2,481	$2,743
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

62 The Procter & Gamble Company
NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
BALANCE at JUNE 30, 2018	$(173)	$(4,058)	$(10,518)	$(14,749)
OCI before reclassifications (1)	167	(43)	(213)	(89)
Amounts reclassified from AOCI into the Consolidated Statement of Earnings (2)	17	212	—	229
Net current period OCI	184	169	(213)	140
Reclassification to retained earnings in accordance with ASU 2018-02 (3)	—	(308)	(18)	(326)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	1	—	1
BALANCE at JUNE 30, 2019	11	(4,198)	(10,749)	(14,936)
OCI before reclassifications (4)	(10)	(453)	(1,083)	(1,546)
Amounts reclassified from AOCI into the Consolidated Statement of Earnings (5)	(2)	303	—	301
Net current period OCI	(12)	(150)	(1,083)	(1,245)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	2	(18)	(16)
BALANCE at JUNE 30, 2020	$(1)	$(4,350)	$(11,814)	$(16,165)
(1)Net of tax benefit)/expense of $0, $(44) and $78 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2019.
(2)Net of tax (benefit)/expense of $0, $66 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2019.
(3)Adjustment made to early adopt ASU 2018-02: "Reclassification of Certain Effects from Accumulated Other Comprehensive Income."
(4)Net of tax (benefit)/expense of $(1), $(131) and $59 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2020.
(5)Net of tax (benefit)/expense of $0, $89 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2020.

The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:
•Investment securities: amounts reclassified from AOCI into Other non-operating income, net.
•Postretirement benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs (see Note 8 for additional details).

NOTE 12
LEASES
The Company determines whether a contract contains a lease at the inception of a contract by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. We lease certain real estate, machinery, equipment, vehicles and office equipment for varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included within the lease term when it has become reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate our lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. Our operating lease agreements do not contain any material guarantees or restrictive covenants. The Company does not have any material finance leases or sublease activities.
The Company incurred lease expense for operating leases of $347, $341 and $340 during the years ended June 30, 2020, 2019 and 2018, respectively. Total cash paid for amounts included in the measurement of lease liabilities during the year ended June 30, 2020 was $271. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the Consolidated Balance Sheets. Lease expense for such short-term leases is not material. The most significant assets in our leasing portfolio relate to real estate and vehicles. For purposes of calculating lease liabilities for
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 63
such leases, we have combined lease and non-lease components.
The right-of-use assets obtained in exchange for new lease liabilities were $126 for the year ended June 30, 2020.
Supplemental balance sheet and other information related to leases is as follows:

June 30, 2020
Operating leases:
Other noncurrent assets	$850

Accrued and other liabilities	239
Other noncurrent liabilities	652
Total operating lease liabilities	$891

Weighted average remaining lease term:
Operating leases	6.5 years

Weighted average discount rate:
Operating leases	4.3%

At June 30, 2020, future payments of operating lease liabilities were as follows:

Operating Leases
June 30, 2020
1 year	$239
2 years	191
3 years	161
4 years	134
5 years	86
Over 5 years	212
Total lease payments	1,023
Less: Interest	(132)
Present value of lease liabilities	$891

As of June 30, 2019, minimum lease payments under non-cancelable operating leases by fiscal year were expected to be:

Operating Leases
June 30, 2019
2020	$263
2021	209
2022	165
2023	141
2024	121
After 2024	244
Total lease payments	$1,143

NOTE 13
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
Purchase Commitments
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ending June 30	2021	2022	2023	2024	2025	There-after
Purchase obligations	$782	$257	$155	$92	$53	$238
Such amounts represent minimum commitments under take-or-pay agreements with suppliers and are in line with expected usage. These amounts include purchase commitments related to service contracts for information technology, human resources management and facilities management activities that have been outsourced to third-
Amounts in millions of dollars except per share amounts or as otherwise specified.

64 The Procter & Gamble Company
party suppliers. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions for early termination. We do not expect to incur penalty payments under these provisions that would materially affect our financial position, results of operations or cash flows.
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
NOTE 14
MERCK ACQUISITION
On November 30, 2018, we completed our acquisition of the OTC healthcare business of Merck OTC for $3.7 billion (based on exchange rates at the time of closing) in an all-cash transaction. This business primarily sells OTC consumer healthcare products, mainly in Europe, Latin America and Asia markets. The results of Merck OTC, which are not material to the Company, are reported in our consolidated financial statements beginning December 1, 2018.
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
The acquisition resulted in $2.1 billion in goodwill, of which approximately $180 million was expected to be deductible for tax purposes as of the acquisition date. All of this goodwill was allocated to the Health Care Segment.
The purchase price allocation to Merck OTC's identifiable intangible assets and their average useful lives is as follows:

Amounts in millions	Fair Value	Average Useful Life
Intangible Assets with Determinable Lives
Brands	$701	14
Patents and technology	162	10
Customer relationships	325	20
Total	$1,188	15

Intangible Assets with Indefinite Lives
Brands	946
Total Intangible Assets	$2,134
The majority of the intangible valuation relates to brand intangibles. Our assessment as to brand intangibles that have an indefinite life and those that have a definite life was based on a number of factors, including competitive environment, market share, brand history, product life cycles, operating plan and the macroeconomic environment of the countries in which the brands are sold. The indefinite-lived brand intangibles include Neurobion and Dolo Neurobion. The definite-lived brand intangibles primarily include regional or local brands. The definite-lived brand intangibles have estimated lives ranging from 10 to 20 years. The technology intangibles are related to R&D and manufacturing know-how. The customer relationships intangibles are related to Merck OTC’s relationships with health care professionals, retailers and distributors.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 65
NOTE 15
QUARTERLY RESULTS (UNAUDITED)

Quarters Ended		Sep 30	Dec 31	Mar 31	Jun 30	Total Year
NET SALES	2019-2020	$17,798	$18,240	$17,214	$17,698	$70,950
	2018-2019	16,690	17,438	16,462	17,094	67,684
OPERATING INCOME	2019-2020	4,290	4,482	3,453	3,481	15,706
	2018-2019	3,554	3,896	3,229	(5,192)	5,487
GROSS MARGIN	2019-2020	51.0%	51.4%	49.4%	49.5%	50.3%
	2018-2019	49.2%	48.9%	48.8%	47.7%	48.6%
NET EARNINGS/(LOSS):
Net earnings/(loss)	2019-2020	3,617	3,743	2,957	2,786	13,103
	2018-2019	3,211	3,216	2,776	(5,237)	3,966
Net earnings/(loss) attributable to Procter & Gamble	2019-2020	3,593	3,717	2,917	2,800	13,027
	2018-2019	3,199	3,194	2,745	(5,241)	3,897
DILUTED NET EARNINGS/(LOSS) PER COMMON SHARE (1) (2)	2019-2020	$1.36	$1.41	$1.12	$1.07	$4.96
	2018-2019	1.22	1.22	1.04	(2.12)	1.43
(1)Diluted net earnings/(loss) per share is calculated on Net earnings/(loss) attributable to Procter & Gamble.
(2)Diluted net earnings/(loss) per share in each quarter is computed using the weighted average number of shares outstanding during that quarter while Diluted net earnings/(loss) per share for the full year is computed using the weighted average number of shares outstanding during the year.  In the quarter ended June 30, 2019, the Company reported a Net loss attributable to P&G, driven by the Shave Care impairment charges discussed in Note 4.  This caused certain of our equity instruments to be antidilutive for the full year (preferred shares) and for the quarter ended June 30, 2019 (preferred shares and equity awards). Because these securities were dilutive during the first three quarters of this fiscal year, the sum of the four quarters' Diluted net earnings/(loss) per share will not equal the full-year Diluted net earnings per common share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company's Chairman of the Board, President and Chief Executive Officer, David S. Taylor, and the Company's Vice Chairman, Chief Operating Officer and Chief Financial Officer, Jon R. Moeller, performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.
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

66 The Procter & Gamble Company

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following members of the Audit Committee are independent and are Audit Committee financial experts as defined by SEC rules: Ms. Patricia A. Woertz (Chair) and Ms. Christine M. McCarthy.
The information required by this item is incorporated by reference to the following sections of the 2020 Proxy Statement filed pursuant to Regulation 14A: the section entitled Election of Directors; the subsection of the Corporate Governance section entitled Board Meetings and Committees of the Board; the subsection of the Corporate Governance section entitled Code of Ethics; the subsections of the Other Matters section entitled Director Nominations for Inclusion in the 2021 Proxy Statement and entitled Shareholder Recommendations of Board Nominees and Committee Process for Recommending Board Nominees;
and the section entitled Delinquent Section 16(a) Reports. Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2020 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board and entitled Compensation Committee Interlocks and Insider Participation; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2020. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2014 Stock and Incentive Compensation Plan; and The Procter & Gamble 2019 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Options	149,915,111	$84.7316		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	9,814,991	N/A		(1)
TOTAL	159,730,102	$84.7316	(2)
(1)Of the plans listed above, only The Procter & Gamble 2019 Stock and Incentive Compensation Plan (the “2019 Plan”) allows for future grants of securities. The maximum number of shares that may be granted under the 2019 Plan is approximately 187 million shares (inclusive of unissued shares that were carried over from the Procter & Gamble Company 2014 Stock and Incentive Compensation Plan), plus any shares of Common Stock subject to outstanding awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated without the issuance of shares of Common Stock as set forth in the 2019 Plan. Stock options and stock appreciation rights are counted on a one-for-one basis while full value awards (such as RSUs and PSUs) will be counted as five shares for each share awarded. Total shares available for future issuance under this plan is 166 million.
(2)Weighted average exercise price of outstanding options only.

The Procter & Gamble Company 67
Additional information required by this item is incorporated by reference to the 2020 Proxy Statement filed pursuant to Regulation 14A, beginning with the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners and up to but not including the subsection entitled Delinquent Section 16(a) Reports.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2020 Proxy Statement filed pursuant to Regulation 14A: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2020 Proxy Statement filed pursuant to Regulation 14A: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for years ended June 30, 2020, 2019 and 2018
•Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2020, 2019 and 2018
•Consolidated Balance Sheets - as of June 30, 2020 and 2019
•Consolidated Statements of Shareholders' Equity - for years ended June 30, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows - for years ended June 30, 2020, 2019 and 2018
•Notes to Consolidated Financial Statements
2.Financial Statement Schedules:
These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.
EXHIBITS

Exhibit (3-1) -	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).

(3-2) -	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).

Exhibit (4-1) -	Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

(4-2) -	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument defining the rights of holders of the Company’s long-term debt.

(4-3) -	Description of the Company’s Common Stock (Incorporated by reference to Exhibit (4-3) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-4) -	Description of the Company’s 0.625% Notes due 2024, 1.200% Notes due 2028, and 1.875% Notes due 2038 (Incorporated by reference to Exhibit (4-4) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-5) -	Description of the Company’s 4.125% EUR notes due December 2020, 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033 (Incorporated by reference to Exhibit (4-5) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-6) -	Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029 (Incorporated by reference to Exhibit (4-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

68 The Procter & Gamble Company

(4-7) -	Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029 (Incorporated by reference to Exhibit (4-7) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-8) -	Description of the Company’s 1.125% Notes due 2023 (Incorporated by reference to Exhibit (4-8) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-9) -	Description of the Company’s 2.000% Notes due 2021 (Incorporated by reference to Exhibit (4-10) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-10) -	Description of the Company’s 2.000% Notes due 2022 (Incorporated by reference to Exhibit (4-11) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

Exhibit (10-1) -	The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018); and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-2) -	The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-3) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-4) -	Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended December 31, 2019); and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015). *

(10-5) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2019); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).*

(10-6) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).*

(10-7) -	Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended December 31, 2019); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

(10-8) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2020) ; Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-6) of the Company's Form 10-Q for the quarter ended December 31, 2019).*

(10-9) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2018).*

(10-10) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-14) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-11) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-15) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-12) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-16) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-13) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-17) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-14) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-15) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-16) -	The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017). *

(10-17) -	The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017), and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018). *

The Procter & Gamble Company 69

(10-18) -	The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013). *

(10-19) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2020); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-22) of the Company's Annual Report on Form 10-K for the year ended June 30, 2019).*

(10-20) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-21) -	The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2019). *

(10-22) -	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-26) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017), and The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Related correspondence (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2016). *

(10-23) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019); and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company Form 10-Q for the quarter ended December 31, 2019). *

(10-24) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions. * +

(10-25) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Related correspondence. * +

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	Inline XBRL Instance Document
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement.
+	Filed herewith.

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
August 06, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. TAYLOR (David S. Taylor)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 06, 2020

/s/ JON R. MOELLER (Jon R. Moeller)	Vice Chairman, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	August 06, 2020

/s/ VALARIE L. SHEPPARD (Valarie L. Sheppard)	Controller and Treasurer and Group Executive Vice President - Company Transition Leader (Principal Accounting Officer)	August 06, 2020

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Director	August 06, 2020

/s/ ANGELA F. BRALY (Angela F. Braly)	Director	August 06, 2020

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 06, 2020

/s/ SCOTT D. COOK (Scott D. Cook)	Director	August 06, 2020

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 06, 2020

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 06, 2020

/s/ CHRISTINE M. MCCARTHY (Christine M. McCarthy)	Director	August 06, 2020

/s/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 06, 2020

/s/ NELSON PELTZ (Nelson Peltz)	Director	August 06, 2020

/s/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 06, 2020

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 06, 2020

The Procter & Gamble Company 71
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

(4-2) -	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other instrument defining the rights of holders of the Company’s long-term debt.

(4-3) -	Description of the Company’s Common Stock (Incorporated by reference to Exhibit (4-3) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019) +

(4-4) -
Description of the Company’s 0.625% Notes due 2024, 1.200% Notes due 2028, and 1.875% Notes due 2038 (Incorporated by reference to Exhibit (4-4) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019). +

(4-5) -
Description of the Company’s 4.125% EUR notes due December 2020, 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033 (Incorporated by reference to Exhibit (4-5) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019). +

(4-6) -
Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029 (Incorporated by reference to Exhibit (4-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019). +

(4-7) -
Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029 (Incorporated by reference to Exhibit (4-7) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019). +

(4-8) -	Description of the Company’s 1.125% Notes due 2023 (Incorporated by reference to Exhibit (4-8) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019). +

(4-9) -	Description of the Company’s 2.000% Notes due 2021 (Incorporated by reference to Exhibit (4-10) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019). +

(4-10) -	Description of the Company’s 2.000% Notes due 2022 (Incorporated by reference to Exhibit (4-11) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019). +

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

(10-4) -
Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended December 31, 2019); and related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-5) -
Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2019); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(10-6) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).

(10-7) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended December 31, 2019); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-8) -
Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2020) ; Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-6) of the Company's Form 10-Q for the quarter ended December 31, 2019).

72 The Procter & Gamble Company

(10-9) -
Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-10) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-10) -	The Gillette Company Executive Life Insurance Program (Incorporated by reference to Exhibit (10-14) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-11) -	The Gillette Company Personal Financial Planning Reimbursement Program (Incorporated by reference to Exhibit (10-15) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-12) -	The Gillette Company Senior Executive Financial Planning Program (Incorporated by reference to Exhibit (10-16) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-13) -	The Gillette Company Estate Preservation (Incorporated by reference to Exhibit (10-17) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-14) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-15) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-16) -
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

(10-18) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).

(10-19) -
The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended March 31, 2020); related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-22) of the Company's Annual Report on Form 10-K for the year ended June 30, 2019).

(10-20) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-21) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016); and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2019).

(10-22) -
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

(10-23) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019); and the Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company Form 10-Q for the quarter ended December 31, 2019).

(10-24) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions. +

(10-25) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Related correspondence. +

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

The Procter & Gamble Company 73

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	Inline XBRL Instance Document
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Filed herewith.