Form 10-K/A
period 2020-06-30
PROCTER & GAMBLE Co
filed 2020-08-10
CIK 80424

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
Explanatory Note
This Amendment No. 1 on Form 10-K/A amends The Procter & Gamble Company’s Annual Report on Form 10-K for the year ended June 30, 2020, which the Company previously filed with the Securities and Exchange Commission on August 6, 2020. The Company is filing this Amendment solely to address technical issues with the formatting of portions of the original Form 10-K filing. These issues caused some information in the original filing to appear misaligned or illegible, even though properly included. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the original Form 10-K was filed. For ease of reference, the entire original Form 10-K, including all other exhibits filed therewith, is included with this Amendment.
/s/ JON R. MOELLER
(Jon R. Moeller)
Vice Chairman, Chief Operating Officer and Chief Financial Officer
August 7, 2020
Date

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