Form 10-Q
period 2020-09-30
PROCTER & GAMBLE Co
filed 2020-10-20
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Yes ☐     No ☑ False

There were 2,479,605,893 shares of Common Stock outstanding as of September 30, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2020	2019
NET SALES	$19,318	$17,798
Cost of products sold	9,142	8,723
Selling, general and administrative expense	4,895	4,785
OPERATING INCOME	5,281	4,290
Interest expense	(136)	(108)
Interest income	10	58
Other non-operating income, net	142	103
EARNINGS BEFORE INCOME TAXES	5,297	4,343
Income taxes	989	726
NET EARNINGS	4,308	3,617
Less: Net earnings attributable to noncontrolling interests	31	24
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,277	$3,593

NET EARNINGS PER SHARE (1)
Basic	$1.69	$1.41
Diluted	$1.63	$1.36

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,625.3	2,647.5
(1) Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Three Months Ended September 30
Amounts in millions	2020	2019
NET EARNINGS	$4,308	$3,617
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	352	(540)
Unrealized gains/(losses) on investment securities	6	(5)
Unrealized gains/(losses) on defined benefit retirement plans	(69)	179
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	289	(366)
TOTAL COMPREHENSIVE INCOME	4,597	3,251
Less: Total comprehensive income attributable to noncontrolling interests	36	20
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,561	$3,231

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2020	June 30, 2020
Assets
CURRENT ASSETS
Cash and cash equivalents			$13,392	$16,181
Accounts receivable			5,043	4,178
INVENTORIES
Materials and supplies			1,424	1,414
Work in process			678	674
Finished goods			3,605	3,410
Total inventories			5,707	5,498
Prepaid expenses and other current assets			1,884	2,130
TOTAL CURRENT ASSETS			26,026	27,987
PROPERTY, PLANT AND EQUIPMENT, NET			20,876	20,692
GOODWILL			40,569	39,901
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,814	23,792
OTHER NONCURRENT ASSETS			8,614	8,328
TOTAL ASSETS			$119,899	$120,700

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$11,935	$12,071
Accrued and other liabilities			10,366	9,722
Debt due within one year			7,707	11,183
TOTAL CURRENT LIABILITIES			30,008	32,976
LONG-TERM DEBT			23,948	23,537
DEFERRED INCOME TAXES			6,294	6,199
OTHER NONCURRENT LIABILITIES			11,073	11,110
TOTAL LIABILITIES			71,323	73,822
SHAREHOLDERS’ EQUITY
Preferred stock			888	897
Common stock – shares issued –	September 2020	4,009.2
	June 2020	4,009.2	4,009	4,009
Additional paid-in capital			64,467	64,194
Reserve for ESOP debt retirement			(1,046)	(1,080)
Accumulated other comprehensive loss			(15,881)	(16,165)
Treasury stock			(106,794)	(105,573)
Retained earnings			102,539	100,239
Noncontrolling interest			394	357
TOTAL SHAREHOLDERS’ EQUITY			48,576	46,878
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$119,899	$120,700

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								4,277	31	4,308
Other comprehensive income/(loss)						284			5	289
Dividends and dividend equivalents ($0.7907 per share):
Common								(1,969)		(1,969)
Preferred, net of tax benefits								(66)		(66)
Treasury stock purchases	(14,642)						(2,000)			(2,000)
Employee stock plans	13,504			271			772			1,043
Preferred stock conversions	998		(9)	2			7			—
ESOP debt impacts					34			58		92
Noncontrolling interest, net									1	1
BALANCE SEPTEMBER 30, 2020	2,479,606	$4,009	$888	$64,467	($1,046)	($15,881)	($106,794)	$102,539	$394	$48,576

	Three Months Ended September 30, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								3,593	24	3,617
Other comprehensive income/(loss)						(362)			(4)	(366)
Dividends and dividend equivalents ($0.7459 per share):
Common								(1,874)		(1,874)
Preferred, net of tax benefits								(65)		(65)
Treasury stock purchases	(25,405)						(3,000)			(3,000)
Employee stock plans	13,050			120			885			1,005
Preferred stock conversions	1,416		(13)	2			11			—
ESOP debt impacts					34			53		87
Noncontrolling interest, net									1	1
BALANCE SEPTEMBER 30, 2019	2,493,812	$4,009	$915	$63,949	($1,112)	($15,298)	($102,510)	$96,625	$406	$46,984

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2020	2019
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,181	$4,239
OPERATING ACTIVITIES
Net earnings	4,308	3,617
Depreciation and amortization	671	723
Share-based compensation expense	89	110
Deferred income taxes	193	(586)
Gain on sale of assets	(12)	(2)
Changes in:
Accounts receivable	(825)	(261)
Inventories	(137)	(549)
Accounts payable, accrued and other liabilities	442	1,151
Other operating assets and liabilities	(30)	(35)
Other	40	1
TOTAL OPERATING ACTIVITIES	4,739	4,169
INVESTING ACTIVITIES
Capital expenditures	(850)	(1,079)
Proceeds from asset sales	21	6
Proceeds from sales and maturities of investment securities	—	6,151
Change in other investments	—	1
TOTAL INVESTING ACTIVITIES	(829)	5,079
FINANCING ACTIVITIES
Dividends to shareholders	(2,030)	(1,932)
Reductions in short-term debt	(3,568)	(61)
Reductions to long-term debt	(25)	—
Treasury stock purchases	(2,000)	(3,000)
Impact of stock options and other	893	875
TOTAL FINANCING ACTIVITIES	(6,730)	(4,118)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	31	(65)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,789)	5,065
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$13,392	$9,304

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2020. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies
On July 1, 2020, we adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the estimated fair value of the specified reporting units in their entirety. This eliminated the second step of the previous impairment model that required companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those estimated fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impact of the new standard will depend on the specific facts and circumstances of future individual impairments, if any.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles generally accepted in the United States of America (U.S. GAAP) to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2020	2019
Fabric Care	22%	23%
Home Care	12%	10%
Baby Care	10%	11%
Hair Care	10%	10%
Skin and Personal Care	10%	10%
Family Care	9%	9%
Oral Care	8%	7%
Shave Care	6%	7%
Feminine Care	6%	6%
Personal Health Care	5%	5%
Other	2%	2%
Total	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2020	$3,786	$1,228	$976
	2019	3,552	1,092	874
Grooming	2020	1,601	426	355
	2019	1,531	426	353
Health Care	2020	2,471	679	525
	2019	2,221	540	401
Fabric & Home Care	2020	6,644	1,743	1,349
	2019	5,832	1,338	1,028
Baby, Feminine & Family Care	2020	4,723	1,318	1,010
	2019	4,567	1,134	871
Corporate	2020	93	(97)	93
	2019	95	(187)	90
Total Company	2020	$19,318	$5,297	$4,308
	2019	17,798	4,343	3,617

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2020	$12,902	$12,815	$7,786	$1,841	$4,557	$39,901
Translation and other	251	182	148	19	68	668
Goodwill at September 30, 2020	$13,153	$12,997	$7,934	$1,860	$4,625	$40,569
Goodwill increased from June 30, 2020 due to currency translation.
Amounts in millions of dollars unless otherwise specified.

Identifiable intangible assets at September 30, 2020 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,571	$(5,849)
Intangible assets with indefinite lives	21,092	—
Total identifiable intangible assets	$29,663	$(5,849)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of determinable lived intangible assets for the three months ended September 30, 2020 and 2019 was $84 and $96, respectively.
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the estimated fair values of our reporting units and underlying indefinite-lived intangible assets to their respective carrying values. We typically use an income method to estimate fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. If the resulting fair value is less than its carrying value, that difference represents an impairment. Our annual impairment testing for goodwill and indefinite-lived intangible assets occurs during the three months ended December 31.
The business unit valuations used to test goodwill and intangible assets for impairment depend on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment, margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. To the extent changes in such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and related intangible assets, we may need to record non-cash impairment charges in the future.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019. Also as previously disclosed, the Shave Care reporting unit fair value exceeded its carrying value by more than 20% and the Gillette indefinite-lived intangible asset fair value approximated its carrying value as of our most recent impairment testing dates. Accordingly, no impairment charge was recorded during the year ended June 30, 2020.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles. The duration and severity of the COVID-19 pandemic could also result in additional future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that a triggering event did not occur during the quarter ended September 30, 2020, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette intangible asset assumes the pandemic’s impact on net sales will be largely eliminated in the second half of the fiscal year. There continues to be an extreme
Amounts in millions of dollars unless otherwise specified.

level of uncertainty relating to how the pandemic will evolve and how governments and consumers will react. Accordingly, there is a significant amount of risk related to this key assumption. A more prolonged pandemic could impact the assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, or by shifts in demand away from one or more of our higher priced products to lower priced products. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. As of September 30, 2020, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.7 billion and $14.1 billion, respectively.
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

5. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends (net of related tax benefits) by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares during the period. The diluted shares include the dilutive effect of stock options and other stock-based awards based on the treasury stock method and the assumed conversion of preferred stock.
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2020	2019
Net earnings	$4,308	$3,617
Less: Net earnings attributable to noncontrolling interests	31	24
Net earnings attributable to P&G (Diluted)	4,277	3,593
Less: Preferred dividends, net of tax	66	65
Net earnings attributable to P&G available to common shareholders (Basic)	$4,211	$3,528

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,486.1	2,504.0
Add: Effect of dilutive securities
Conversion of preferred shares (1)	83.9	87.4
Impact of stock options and other unvested equity awards (2)	55.3	56.1
Diluted weighted average common shares outstanding	2,625.3	2,647.5

NET EARNINGS PER SHARE (3)
Basic	$1.69	$1.41
Diluted	$1.63	$1.36
(1)Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.
(2)Weighted average outstanding stock options of approximately 1 million for the three months ended September 30, 2020 and 2019 were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended September 30
	2020	2019
Share-based compensation expense	$89	$110
Net periodic benefit cost for pension benefits (1)	47	40
Net periodic benefit credit for other retiree benefits (1)	(80)	(52)
(1)The components of the total net periodic benefit cost for both pension benefits and other retiree benefits for these interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2020.

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2020.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2020.
Other investments had a fair value of $66 and $67 as of September 30, 2020 and June 30, 2020, respectively, and are presented in Other noncurrent assets. The Company's investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. Cash equivalents were $12.2 billion and $14.6 billion as of September 30, 2020 and June 30, 2020, respectively, and are classified as Level 1 within the fair value hierarchy. There are no other material investment balances classified as Level 1 or Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $29.5 billion and $29.0 billion as of September 30, 2020 and June 30, 2020, respectively. This includes the current portion of long-term debt instruments ($2.5 billion as of September 30, 2020 and June 30, 2020). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2020 and June 30, 2020 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2020	June 30, 2020	September 30, 2020	June 30, 2020	September 30, 2020	June 30, 2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,339	$7,114	$276	$269	$—	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$8,089	$3,856	$21	$26	$(196)	$(41)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,428	$10,970	$297	$295	$(196)	$(41)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$5,944	$5,986	$40	$23	$(32)	$(25)

TOTAL DERIVATIVES AT FAIR VALUE	$21,372	$16,956	$337	$318	$(228)	$(66)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7.6 billion and $7.4 billion as of September 30, 2020 and June 30, 2020, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.5 billion and $16.0 billion as of September 30, 2020 and June 30, 2020, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is largely offset by the decrease in the principal balance of debt instruments designated as net investment hedges, reflecting the Company’s decision to leverage favorable interest rates in the foreign currency swap market versus the short-term debt market.
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

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30
	2020	2019
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$(186)	$113
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $14 and $19 for the three months ended September 30, 2020 and 2019, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income/(loss) (AOCI) for such instruments was $(646) and $609 for the three months ended September 30, 2020 and 2019, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2020	2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7	$90
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$106	$(97)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in AOCI, including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2020	$(1)	$(4,350)	$(11,814)	$(16,165)
OCI before reclassifications (1)	6	(152)	352	206
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	—	83	—	83
Net current period OCI	6	(69)	352	289
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	5	5
Balance at September 30, 2020	$5	$(4,419)	$(11,467)	$(15,881)
(1)Net of tax expense/(benefit) of $0, $(42) and $(195) for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
(2)Net of tax expense/(benefit) of $0, $24 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
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
In fiscal 2017, the Company announced specific elements of an additional multi-year productivity and cost savings plan to further reduce costs in the areas of supply chain, certain marketing activities and overhead expenses, which resulted in incremental restructuring charges through fiscal 2020. We expect fiscal 2021 restructuring charges to be more in line with our ongoing level of spending noted above.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Employee separation costs relate to severance packages that were primarily voluntary and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to manufacturing consolidations and technology standardizations. The asset-related charges will not have a significant impact on future depreciation charges. Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include asset removal and termination of contracts related to supply chain optimization.
The following table presents restructuring activity for the three months ended September 30, 2020. The majority of the charges during the three months ended September 30, 2020 and the remaining reserve balance as of September 30, 2020 related to employee separations.

	Reserve Balance	Three Months Ended September 30, 2020		Reserve Balance
	June 30, 2020	Cost Incurred and Charged to Expense	Cost Paid/Settled	September 30, 2020
Total	$472	$22	$(191)	$303

10. Commitments and Contingencies
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
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K/A for the year ended June 30, 2020.
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

The MD&A is organized in the following sections:
•Overview
•Summary of Results – Three Months Ended September 30, 2020
•Economic Conditions and Uncertainties
•Results of Operations – Three Months Ended September 30, 2020
•Business Segment Discussion – Three Months Ended September 30, 2020
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2020 (excluding net sales and net earnings in Corporate):

	Three Months Ended September 30, 2020
	Net Sales	Net Earnings
Beauty	20%	23%
Grooming	8%	8%
Health Care	13%	13%
Fabric & Home Care	34%	32%
Baby, Feminine & Family Care	25%	24%
Total Company	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the three months ended September 30, 2020 versus the three months ended September 30, 2019:
•Net sales increased 9% to $19.3 billion, driven by a mid-teens increase in Fabric & Home Care, a double digit increase in Health Care, a high single digits increase in Beauty, a mid-single digits increase in Grooming and a low single digits increase in Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, also increased 9%. Organic sales increased mid-teens in Fabric & Home Care, increased double digits in Health Care, increased high single digits in Beauty and increased mid-single digits in Grooming and in Baby, Feminine & Family Care.
•Net earnings were $4.3 billion, an increase of $691 million or 19% versus the prior year period due to the increase in net sales and an increase in operating margins, partially offset by an increase in the current period income tax rate.
•Net earnings attributable to Procter & Gamble increased $684 million or 19% versus the prior year period to $4.3 billion.
•Diluted net earnings per share (EPS) increased 20% to $1.63 due primarily to the increase in net earnings.
•Diluted net earnings per share increased 19% versus the prior year Core net earnings per share which excludes incremental restructuring charges in the base period.
•Operating cash flow was $4.7 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $4.1 billion. Adjusted free cash flow productivity was 95%.

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
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular, certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations due to the COVID-19 pandemic may also impact our costs. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. In fiscal 2017, we communicated specific elements of a multi-year cost reduction program which is resulting in targeted enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In the past two fiscal years, as well as the current year, the U.S. dollar has strengthened versus a number of foreign currencies, leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Russia Turkey and the European Union have previously had, and could in the future have, a significant impact on our sales, costs and net earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net earnings could be affected by changes in U.S. or foreign government tax policies, for example, any regulatory guidance issued as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the U.S. Tax Act) and the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jurisdictional taxation rights. Further, our sales, net earnings and cash flows may be impacted by U.S. and foreign government policies to manage the COVID-19 pandemic, such as movement restrictions or site closures. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our sales, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and future potential changes. Changes in government policies in these areas might cause an increase or decrease in our sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Pandemic Disclosures
The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a materially negative impact to our consolidated sales, net earnings and cash flows. The pandemic has had both positive and negative impacts to our sales and net earnings during the quarter ended September 30, 2020. We have experienced a significant increase in demand and consumption of certain of our product categories (fabric, home cleaning and hygiene products) primarily in North America and Europe, caused in part by changing consumer habits, pantry stocking and retailer inventory replenishment, due to the COVID-19 pandemic, contributing to increases in sales, net earnings and cash flows. At the same time, we experienced a decrease in sales due to the economic slowdown and restricted consumer movements in certain regions, including IMEA (India,
Middle East and Africa), Asia Pacific and Latin America, in certain channels including travel retail and professional, and in certain of our beauty and grooming products. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. Demand in certain countries in Latin America, Asia Pacific, and IMEA may be particularly susceptible to recession. It could also lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. We believe that over the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the timing and extent of demand recovery in certain markets in Asia Pacific, IMEA and Latin America, the resumption of international travel, the timing and impact of potential consumer pantry destocking in markets including North America and Europe, and product demand volatility caused by future economic trends are unclear. Accordingly, there may be heightened volatility in sales, net earnings and cash flows during and subsequent to the duration of the pandemic. Our retail customers are also being impacted by the pandemic. Their success in addressing the issues and maintaining their operations could impact consumer access to, and as a result, sales of our products.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow actions recommended by governments and health authorities to protect our employees world-wide, with particular measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of the majority of our products. We have been able to broadly maintain our operations, but we have experienced some disruption in our supply chain in certain markets in Asia Pacific and IMEA due primarily to the restriction of employee movements as well as increased transportation and manufacturing costs. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we are able to continue manufacturing and distributing our products during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials) that could impact our operations.
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
For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K/A for the fiscal year ended June 30, 2020.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2020
The following discussion provides a review of results for the three months ended September 30, 2020 versus the three months ended September 30, 2019.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2020	2019	% Chg
Net sales	$19,318	$17,798	9%
Operating income	5,281	4,290	23%
Net earnings	4,308	3,617	19%
Net earnings attributable to Procter & Gamble	4,277	3,593	19%
Diluted net earnings per common share	1.63	1.36	20%
Core net earnings per common share	1.63	1.37	19%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2020	2019	Basis Pt Chg
Gross margin	52.7%	51.0%	170
Selling, general & administrative expense	25.3%	26.9%	(160)
Operating income	27.3%	24.1%	320
Earnings before income taxes	27.4%	24.4%	300
Net earnings	22.3%	20.3%	200
Net earnings attributable to Procter & Gamble	22.1%	20.2%	190
Net Sales
Net sales for the quarter increased 9% to $19.3 billion on a 7% increase in unit volume. Increased pricing had a 1% positive impact to net sales. Mix had a 1% positive impact to net sales, driven by the disproportionate growth of the North America region and the Home Care, Personal Care, Health Care and Appliances businesses all of which have higher than company-average selling prices. Foreign exchange had a negative 1% impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also increased 9% on a 7% increase in organic volume. Net sales increased mid-teens in Fabric & Home Care, increased double digits in Health Care, increased high single digits in Beauty, increased mid-single digits in Grooming and increased low single digits in Baby, Feminine & Family Care. On a regional basis, volume increased mid-teens in North America driven by innovation, increased demand and retailer inventory rebuild, particularly in household cleaning, health care and personal hygiene products due in part to the COVID-19 pandemic. Volume increased high single digits in Greater China, increased mid-single digits in IMEA and Latin America and increased low single digits in Europe. These increases were partially offset by a low single digits volume decrease in Asia Pacific primarily due to the base period inventory build by retailers in Japan in advance of a VAT increase.

	Net Sales Change Drivers 2020 vs. 2019 (Three Months Ended September 30) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	7%	7%	(1)%	1%	—%	—%	7%
Grooming	5%	5%	(2)%	2%	—%	—%	5%
Health Care	9%	9%	(1)%	1%	2%	—%	11%
Fabric & Home Care	10%	10%	—%	—%	4%	—%	14%
Baby, Feminine & Family Care	3%	3%	(1)%	1%	—%	—%	3%
Total Company	7%	7%	(1)%	1%	1%	1%	9%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 170 basis points to 52.7% of net sales for the quarter. Gross margin benefited from:
•120 basis points of gross manufacturing cost savings projects (100 basis points net of product and packaging reinvestments),
•70 basis points of lower commodity costs,
•40 basis points of help from higher pricing,
•30 basis points of help due to higher restructuring costs in the base period and
•20 basis points of help from other impacts
These benefits were partially offset by a 60 basis point decline from unfavorable mix (due to the disproportionate growth of Home Care and Appliances categories which have lower than company average margins, as well as mix within segments due to the growth of lower margin product forms and large sizes in certain categories) and a 30 basis-point decline from unfavorable foreign exchange.
Total SG&A spending increased 2% to $4.9 billion primarily due to increases in marketing spending. SG&A as a percentage of net sales decreased 160 basis points to 25.3% due to a reduction in marketing spending and overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales decreased 50 basis points due to the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, partially offset by reinvestments in media. Overhead costs as a percentage of net sales declined 100 basis points due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Other net operating costs as a percentage of net sales was unchanged. Productivity-driven cost savings delivered 110 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $136 million for the quarter, an increase of $28 million versus the prior year period due to an increase in average debt balances. Interest income was $10 million for the quarter, a $48 million decrease versus the prior year period due to lower average cash and investment securities balances and reduced U.S. interest rates. Other non-operating income was $142 million, an increase of $39 million due to gains from minor brand divestitures and an increase in net non-operating benefits on defined benefit retirement plans caused by annual actuarial assumption updates.
Income Taxes
For the three months ended September 30, 2020, the effective tax rate increased 200 basis points versus the prior year period to 18.7% due to:
•a 120 basis-point increase related to the prior year tax benefit arising from transactions to simplify our legal entity structure and
•a 140 basis-point increase from unfavorable impacts from geographic mix of current year earnings, caused primarily by disproportionately higher sales and earnings in the U.S.
These increases are partially offset by:
•a 10 basis-point decrease from discrete impacts related to uncertain tax positions (5 basis-point unfavorable impact in the current year versus a 15 basis-point unfavorable impact in the prior year period) and
•a 50 basis-point decrease from higher excess tax benefits on share-based compensation (250 basis-point reduction in the current period versus 200 basis-point reduction in the prior year period).
Net Earnings
Operating income increased $991 million, or 23% to $5.3 billion for the quarter, due to the net sales increase, the increase in gross margin and the decrease in SG&A as a percentage of sales, all of which are described above. Net earnings increased $691 million or 19% to $4.3 billion primarily due to the increase in operating income, partially offset by the increase in the effective tax rate. Foreign exchange had a negative impact of approximately $100 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $684 million or 19% to $4.3 billion for the quarter. Diluted net earnings per share increased 20% to $1.63 versus the base period diluted net EPS and increased 19% versus the base period Core EPS which represents diluted net earnings per share excluding incremental restructuring charges in the base period related to our productivity and cost savings plans.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2020
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three month period ended September 30, 2020 is provided based on a comparison to the same three month period ended September 30, 2019. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three months ended September 30, 2020 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2020
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,786	7%	$1,228	12%	$976	12%
Grooming	1,601	5%	426	—%	355	1%
Health Care	2,471	11%	679	26%	525	31%
Fabric & Home Care	6,644	14%	1,743	30%	1,349	31%
Baby, Feminine & Family Care	4,723	3%	1,318	16%	1,010	16%
Corporate	93	N/A	(97)	N/A	93	N/A
Total Company	$19,318	9%	$5,297	22%	$4,308	19%

Beauty
Three months ended September 30, 2020 compared with three months ended September 30, 2019
Beauty net sales increased 7% to $3.8 billion during the first fiscal quarter on a 7% increase in unit volume. Higher pricing increased net sales by 1%. Unfavorable foreign exchange impacts reduced net sales by 1%. Organic sales increased 7%. Global market share of the Beauty segment decreased 0.4 points.
•Hair Care net sales increased mid-single digits, due to a mid-single digit increase in volumes and increased pricing, partially offset by unfavorable foreign exchange impacts. Organic sales increased high single digits. The volume increase was driven by a double digits increase in Greater China, a high single digits increase in North America, a mid-single digits increase in Latin America and low single digits increases in Asia Pacific and IMEA due to innovation, increased demand following pandemic-related shutdowns and inventory restocking. Global market share of the Hair Care category decreased slightly.
•Skin and Personal Care net sales increased high single digits, due to a double digit increase in volumes, partially offset by unfavorable foreign exchange and unfavorable mix impacts. Organic sales also increased high single digits. Volume grew more than 20% in Greater China, grew double digits in Asia Pacific and grew high single digits in North America driven by innovation and increased consumption due to the COVID-19 pandemic. Global market share of the Skin and Personal Care category decreased slightly.
Net earnings increased 12% to $976 million due to the increase in net sales and a 120 basis-point increase in net earnings margin. The net earnings margin increased due to a reduction in SG&A as a percentage of net sales partially offset by a reduction in gross margin and an increase in tax rates due to unfavorable geographic mix of earnings. The gross margin decrease was primarily driven by the negative impacts of unfavorable mix, due to the relatively lower global growth of the super-premium SKII brand, partially offset by increased pricing. The decrease in SG&A as a percentage of net sales was primarily due to the positive scale impacts of the net sales increase and reduced marketing spending.
Grooming
Three months ended September 30, 2020 compared with three months ended September 30, 2019
Grooming net sales increased 5% to $1.6 billion during the first fiscal quarter on a 5% increase in unit volume. Unfavorable foreign exchange had a negative 2% impact on net sales. Pricing had a positive 2% impact on net sales. Organic sales increased 6%. Global market share of the Grooming segment decreased 1.8 points.
•Shave Care net sales decreased low single digits as a low single digit increase in volume, was more than offset by unfavorable foreign exchange impacts and unfavorable mix impact due to the disproportionate growth of lower priced products in IMEA. Organic sales were unchanged. Volume increased more than 20% in IMEA and increased low single digits in North America and Latin America due to product innovation and increased distribution in certain markets. This was partially offset by mid-single digits decreases in Europe and Asia Pacific primarily due to pandemic-related consumption decline. Global market share of the Shave Care category decreased more than half a point.
•Appliances net sales increased more than 40% primarily due to a volume increase of more than 30%. Organic sales increased more than 30%. Volume increased in all regions led by more than a 50% increase in North America, more than a 40% increase in Europe and a high-teens increase in Asia Pacific due to innovation and increased consumption of at-home grooming and styling products driven by the pandemic. Global market share of the Appliances category increased more than a point.
Net earnings increased 1% to $355 million due to the increase in net sales partially offset by a 90 basis-point decrease in net earnings margin. The net earnings margin declined primarily due to a decrease in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. Gross margin decreased due to the negative impact of unfavorable mix (due to the disproportionate growth of IMEA, which has lower than segment average margins) and unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased due to productivity savings and the positive scale impacts of the net sales increase, partially offset by a favorable legal settlement in the base period.
Health Care
Three months ended September 30, 2020 compared with three months ended September 30, 2019
Health Care net sales increased 11% to $2.5 billion during the first fiscal quarter on a 9% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 1%. Pricing had a 1% positive impact to net sales for the quarter. Favorable mix increased net sales by 2% due to the disproportionate growth of the North America region and power brush products both of which have higher than segment average selling prices. Organic sales increased 12%. Global market share of the Health Care segment increased 1.4 points.
•Oral Care net sales increased mid-teens due to a high single digit increase in volume, favorable mix impacts due to the disproportionate growth of North America and premium power brush products, and increased pricing partially offset by unfavorable foreign exchange impacts. Organic sales also increased mid-teens. Volume grew in all regions, led by double digits growth in North America and IMEA and high single digits growth in Europe, Greater China and Latin America driven by innovation. Global market share of the Oral Care category increased less than a point.
•Personal Health Care net sales increased high single digits versus the prior year period due to a high single digit increase in volume and increased pricing partially offset by unfavorable foreign exchange impacts. Organic sales also increased high single digits. The volume increase was driven by double digits growth in North America, Europe, IMEA and Latin America and high single digits growth in Asia Pacific, driven by innovation and increased marketing spending. Global market share of the Personal Health Care category increased two points.
Net earnings increased 31% to $525 million, due to the increase in net sales and a 310 basis-points increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, a decrease in SG&A as a percentage of net sales and a gain on a minor brand divestiture in the current period. The increase in gross margin was driven by the positive impacts of manufacturing cost savings and increased pricing, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase and a reduction in other operating expenses due to costs related to the Merck OTC consumer healthcare acquisition in the base period.
Fabric & Home Care
Three months ended September 30, 2020 compared with three months ended September 30, 2019
Fabric & Home Care net sales increased 14% to $6.6 billion during the first fiscal quarter on an 10% increase in unit volume. Positive mix impacts increased net sales by 4% due to the disproportionate growth of the North America region and the Home Care category, which have higher than segment average prices. Pricing and foreign exchange had no net impact to net sales. Organic sales also increased 14%. Global market share of the Fabric & Home Care segment increased 1.2 points.
•Fabric Care net sales increased high single digits due to a high single digit increase in volume and positive mix impact due to the disproportionate growth of premium products and the North America region. Organic sales also increased high single digits. Increased volume was driven by high teens growth in North America, high single digits growth in Latin America, mid-single digits growth in Greater China and low single digits growth in Europe, all due to product innovation and consumption increases in certain markets related to the COVID-19 pandemic. This was partially offset by a high single digits decline in Asia Pacific, primarily due to the base period increase in retailer inventories prior to a VAT increase in Japan. Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased more than 30%, primarily due to a volume increase of more than 20%, a positive mix impact due to the disproportionate growth of premium products and the North America region and increased pricing. Organic sales also increased more than 30%. Volume increased in all regions led by more than 30% growth in North America, more than 20% growth in Europe, Latin America and IMEA and mid-teens growth in Asia Pacific all due to consumption increases related to the COVID-19 pandemic, product innovation and to a lesser extent, retailer inventory restocking in the U.S. Global market share of the Home Care category increased more than a point.
Net earnings increased 31% to $1.3 billion due to the increase in net sales and a 270 basis-points increase in net earnings margin. The net earnings margin increase was due to an increase in gross margin and a decrease in SG&A as a percentage of sales. The gross margin increase was driven by manufacturing cost savings and a reduction in commodity costs, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase.
Baby, Feminine & Family Care
Three months ended September 30, 2020 compared with three months ended September 30, 2019
Baby, Feminine & Family Care net sales increased 3% to $4.7 billion during the first fiscal quarter on a 3% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 1%. Higher pricing increased net sales by 1%. Mix had no impact to net sales. Organic sales increased 4%. Global market share of the Baby, Feminine & Family Care segment decreased 0.4 points.
•Net sales in Baby Care decreased mid-single digits due to a mid-single digit decrease in volume and unfavorable foreign exchange impacts. Organic sales decreased low single digits. Volume decreased mid-teens in Latin America (due to market contraction), decreased double digits in Asia Pacific (due primarily to the base period increase in retailer inventories prior to a VAT increase in Japan) and IMEA (due to pandemic-related retailer inventory reductions and market contraction) and decreased high single digits in Greater China (primarily due to competitive activity and consumer pantry destocking). This was partially offset by mid-single digits growth in North America (due to consumption increase in certain products and pandemic-related retailer inventory restocking). Global market share of the Baby Care category decreased less than a point.
•Feminine Care net sales increased mid-single digits due to a low single digit increase in volume, increased pricing and positive mix impact due to the disproportionate growth of the North America region and premium products primarily in Greater China, partially offset by unfavorable foreign exchange impacts. Organic sales increased high single digits. Volume increased over 20% in Asia Pacific due to a new launch in the adult incontinence category in Japan. Volume increased high single digits in North America (primarily due to pandemic-related trade inventory increases and innovation) and in IMEA (primarily due to market growth). This was partially offset by a mid-single digits decline in Greater China and a low single digits decline in Europe and Latin America primarily due to the COVID-19 related consumption declines. Global market share of the Feminine Care category increased more than half a point.
•Net sales in Family Care, which is predominantly a North American business, increased double digits driven by a double digit increase in volumes and increased pricing driven by lower consumer promotions, partially offset by unfavorable mix impact due to the disproportionate growth of larger pack sizes. Organic sales also increased double digits. The volume increase was driven by COVID-19 related consumption increase and to a lesser extent retailer inventory restocking. North America share of the Family Care category decreased a point.
Net earnings increased 16% to $1.0 billion due to the increase in net sales and a 230 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin and a marginal decrease in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings and a reduction in commodity costs, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased marginally due to the positive scale benefits of the net sales increase.
Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; certain employee benefit costs; other general corporate items; the gains and losses related to certain divested brands and categories; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the reportable segments to U.S. GAAP. The most significant reconciling item relates to income taxes, to adjust from blended statutory rates that are reflected in the reportable segments to the overall Company effective tax rate.
Corporate net sales decreased $2 million to $93 million for the quarter ended September 30, 2020. Corporate net earnings improved by $3 million in the quarter as lower restructuring charges versus the base period and lower overheads spending were partially offset by higher interest expense, lower interest income and tax benefits in the base period, all of which have been described above.
Restructuring Program to deliver Productivity and Cost Savings
In 2012, the Company initiated a productivity and cost savings plan to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads.  The plan was designed to accelerate cost reductions by streamlining management decision making, manufacturing and other work processes to fund the Company's growth strategy. In 2017, the Company communicated specific elements of an additional multi-year productivity and cost savings program. As part of this plan, which was largely completed by the end of fiscal 2020, the Company incurred $1.5 billion in total before-tax restructuring costs across fiscal 2019 and fiscal 2020.

In fiscal 2021 and onwards, the Company expects to incur restructuring costs within the range of our historical ongoing level of $250 to $500 million before tax. In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that have and are expected to continue to yield additional benefits to our operating margins.
Refer to Note 9 in the Notes to the Consolidated Financial Statements for more details on the restructuring program.

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $4.7 billion of cash from operating activities fiscal year to date, an increase of $570 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $5.2 billion of operating cash flow. Working capital and other impacts used $510 million of cash in the period. Accounts receivable increased, using $825 million of cash, primarily due to sales growth. Days sales outstanding also increased about two days driven by a higher relative amount of sales towards the end of the quarter. Inventory increased, consuming $137 million of cash primarily due to holiday seasonality builds in certain categories and to support business growth. Accounts payable, accrued and other liabilities increased, generating $442 million of cash, primarily due to an increase in trade-related payables and accruals (approximately $650 million to support business growth and to a lesser extent, extended payment terms to suppliers) and increased taxes payable caused by growth in earnings and the timing of estimated payments (approximately $440 million), partially offset by the payment of prior fiscal year-end incentive compensation and other salary-related accruals.
Investing Activities
Investing activities used $829 million of cash fiscal year to date primarily due to capital expenditures of $850 million.
Financing Activities
Our financing activities used $6.7 billion of net cash fiscal year to date. We used $2.0 billion for treasury stock purchases, $2.0 billion for dividends and $3.6 billion related to the reduction of short-term debt due primarily to the maturity of commercial paper. The exercise of stock options and other impacts generated $893 million of cash.
As of September 30, 2020, our current liabilities exceeded current assets by $4.0 billion. We have short- and long-term debt to meet our financing needs. Subsequent to September 30, 2020 the Company announced a plan to early retire approximately $2.3 billion of outstanding debt securities. The execution of the program is expected to be completed during the three months ended December 31, 2020 and the cash outlay would be funded through a combination of existing liquidity and potentially new debt financing. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital spending and excluding payments for the transitional tax resulting from the U.S. Tax Act. Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
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
The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
Incremental Restructuring: The Company has historically had an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. Since 2012, the Company has had a strategic productivity and cost savings initiative that resulted in incremental restructuring charges. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs. In fiscal 2021 and onwards, the Company expects to incur restructuring costs within our historical ongoing level.
We do not view the above item to be part of our sustainable results and its exclusion from Core earnings measures provides a more comparable measure of year-on-year results. This item is also excluded when evaluating senior management in determining their at-risk compensation.
Organic sales growth:

Three Months Ended September 30, 2020	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	7%	1%	(1)%	7%
Grooming	5%	2%	(1)%	6%
Health Care	11%	1%	—%	12%
Fabric & Home Care	14%	—%	—%	14%
Baby, Feminine & Family Care	3%	1%	—%	4%
Total Company	9%	1%	(1)%	9%
(1)Includes rounding impacts necessary to reconcile net sales to organic sales.

Adjusted free cash flow (dollar amounts in millions):

Three Months Ended September 30, 2020
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$4,739	$(850)	$225	$4,114

Adjusted free cash flow productivity (dollar amounts in millions):

Three Months Ended September 30, 2020
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$4,114	$4,308	95%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
	AS REPORTED (GAAP)	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	4,277	3,593	31	(1)	3,623
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.63	$1.36	$0.01	$—	$1.37
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) MEASURES VERSUS PRIOR YEAR NON-GAAP (CORE) MEASURES (1)
NET EARNINGS ATTRIBUTABLE TO P&G	18%
EPS	19%
(1)Change versus year ago is calculated based on As Reported (GAAP) values for the three months ended September 30, 2020 versus the Non-GAAP (Core) values for the three months ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2020. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, and tax.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K/A for the year ended June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2020 - 7/31/2020	2,128,022	$121.65	—	(3)
8/01/2020 - 8/31/2020	7,384,222	$135.42	7,384,222	(3)
9/01/2020 - 9/30/2020	7,257,329	$137.79	7,257,329	(3)
Total	16,769,573	$134.70	14,641,551
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
(3)On October 20, 2020, the Company stated that in fiscal year 2021 the Company expects to reduce outstanding shares through direct share repurchases at a value of $7 to $9 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016).

3-2	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016).

10-1	Summary of the Company’s Short Term Achievement Reward Program* +

10-2	Short Term Achievement Reward Program – Related Correspondence and Terms and Conditions* +

10-3	Summary of the Company’s Long-Term Incentive Program* +

10-4	Long-Term Incentive Program – Related Correspondence and Terms and Conditions* +

10-5	The Procter & Gamble Performance Stock Program Summary* +

10-6	Performance Stock Program – Related Correspondence and Terms and Conditions* +

10-7	Company’s Form of Separation Agreement & Release* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 20, 2020	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
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

10-1	Summary of the Company’s Short Term Achievement Reward Program +

10-2	Short Term Achievement Reward Program – Related Correspondence and Terms and Conditions +

10-3	Summary of the Company’s Long-Term Incentive Program +

10-4	Long-Term Incentive Program – Related Correspondence and Terms and Conditions +

10-5	The Procter & Gamble Performance Stock Program Summary +

10-6	Performance Stock Program – Related Correspondence and Terms and Conditions +

10-7	Company’s Form of Separation Agreement and Release +

31.1	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.