Form 10-Q
period 2020-12-31
PROCTER & GAMBLE Co
filed 2021-01-20
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
Yes ☐     No ☑ False

There were 2,462,476,044 shares of Common Stock outstanding as of December 31, 2020.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2020	2019	2020	2019
NET SALES	$19,745	$18,240	$39,063	$36,038
Cost of products sold	9,253	8,869	18,395	17,592
Selling, general and administrative expense	5,112	4,889	10,007	9,674
OPERATING INCOME	5,380	4,482	10,661	8,772
Interest expense	(143)	(100)	(279)	(208)
Interest income	9	36	19	94
Other non-operating income/(expense), net	(369)	114	(227)	217
EARNINGS BEFORE INCOME TAXES	4,877	4,532	10,174	8,875
Income taxes	990	789	1,979	1,515
NET EARNINGS	3,887	3,743	8,195	7,360
Less: Net earnings attributable to noncontrolling interests	33	26	64	50
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,854	$3,717	$8,131	$7,310

NET EARNINGS PER SHARE (1)
Basic	$1.53	$1.47	$3.22	$2.88
Diluted	$1.47	$1.41	$3.10	$2.77

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,615.4	2,630.1	2,620.4	2,638.8
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2020	2019	2020	2019
NET EARNINGS	$3,887	$3,743	$8,195	$7,360
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	885	392	1,237	(148)
Unrealized gains/(losses) on investment securities	8	(1)	14	(6)
Unrealized gains/(losses) on defined benefit retirement plans	(101)	(37)	(170)	142
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	792	354	1,081	(12)
TOTAL COMPREHENSIVE INCOME	4,679	4,097	9,276	7,348
Less: Total comprehensive income attributable to noncontrolling interests	35	24	71	44
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,644	$4,073	$9,205	$7,304

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2020	June 30, 2020
Assets
CURRENT ASSETS
Cash and cash equivalents			$11,941	$16,181
Accounts receivable			4,819	4,178
INVENTORIES
Materials and supplies			1,556	1,414
Work in process			699	674
Finished goods			3,702	3,410
Total inventories			5,957	5,498
Prepaid expenses and other current assets			1,938	2,130
TOTAL CURRENT ASSETS			24,655	27,987
PROPERTY, PLANT AND EQUIPMENT, NET			21,416	20,692
GOODWILL			41,381	39,901
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,864	23,792
OTHER NONCURRENT ASSETS			8,796	8,328
TOTAL ASSETS			$120,112	$120,700

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$12,027	$12,071
Accrued and other liabilities			11,131	9,722
Debt due within one year			8,586	11,183
TOTAL CURRENT LIABILITIES			31,744	32,976
LONG-TERM DEBT			22,514	23,537
DEFERRED INCOME TAXES			6,073	6,199
OTHER NONCURRENT LIABILITIES			11,241	11,110
TOTAL LIABILITIES			71,572	73,822
SHAREHOLDERS’ EQUITY
Preferred stock			885	897
Common stock – shares issued –	December 2020	4,009.2
	June 2020	4,009.2	4,009	4,009
Additional paid-in capital			64,672	64,194
Reserve for ESOP debt retirement			(1,072)	(1,080)
Accumulated other comprehensive loss			(15,091)	(16,165)
Treasury stock			(109,583)	(105,573)
Retained earnings			104,361	100,239
Noncontrolling interest			359	357
TOTAL SHAREHOLDERS’ EQUITY			48,540	46,878
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$120,112	$120,700

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended December 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2020	2,479,606	$4,009	$888	$64,467	($1,046)	($15,881)	($106,794)	$102,539	$394	$48,576
Net earnings								3,854	33	3,887
Other comprehensive income/(loss)						790			2	792
Dividends and dividend equivalents ($0.7907 per share):
Common								(1,966)		(1,966)
Preferred, net of tax benefits								(66)		(66)
Treasury stock purchases	(21,485)						(3,008)			(3,008)
Employee stock plans	3,836			205			216			421
Preferred stock conversions	519		(3)	—			3			—
ESOP debt impacts					(26)			—		(26)
Noncontrolling interest, net									(70)	(70)
BALANCE DECEMBER 31, 2020	2,462,476	$4,009	$885	$64,672	($1,072)	($15,091)	($109,583)	$104,361	$359	$48,540

	Six Months Ended December 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								8,131	64	8,195
Other comprehensive income/(loss)						1,074			7	1,081
Dividends and dividend equivalents ($1.5814 per share)
Common								(3,935)		(3,935)
Preferred, net of tax benefits								(132)		(132)
Treasury stock purchases	(36,127)						(5,008)			(5,008)
Employee stock plans	17,340			476			988			1,464
Preferred stock conversions	1,517		(12)	2			10			—
ESOP debt impacts					8			58		66
Noncontrolling interest, net									(69)	(69)
BALANCE DECEMBER 31, 2020	2,462,476	$4,009	$885	$64,672	($1,072)	($15,091)	($109,583)	$104,361	$359	$48,540

See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended December 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2019	2,493,812	$4,009	$915	$63,949	($1,112)	($15,298)	($102,510)	$96,625	$406	$46,984
Net earnings								3,717	26	3,743
Other comprehensive income/(loss)						356			(2)	354
Dividends and dividend equivalents ($0.7459 per share):
Common								(1,863)		(1,863)
Preferred, net of tax benefits								(64)		(64)
Treasury stock purchases	(28,628)						(3,504)			(3,504)
Employee stock plans	3,681			69			250			319
Preferred stock conversions	588		(4)	1			3			—
ESOP debt impacts					—			(1)		(1)
Noncontrolling interest, net									(60)	(60)
BALANCE DECEMBER 31, 2019	2,469,453	$4,009	$911	$64,019	($1,112)	($14,942)	($105,761)	$98,414	$370	$45,908

	Six Months Ended December 31, 2019
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								7,310	50	7,360
Other comprehensive income/(loss)						(6)			(6)	(12)
Dividends and dividend equivalents (1.4918 per share):
Common								(3,737)		(3,737)
Preferred, net of tax benefits								(129)		(129)
Treasury stock purchases	(54,033)						(6,504)			(6,504)
Employee stock plans	16,731			189			1,135			1,324
Preferred stock conversions	2,004		(17)	3			14			—
ESOP debt impacts					34			52		86
Noncontrolling interest, net									(59)	(59)
BALANCE DECEMBER 31, 2019	2,469,453	$4,009	$911	$64,019	($1,112)	($14,942)	($105,761)	$98,414	$370	$45,908

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2020	2019
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,181	$4,239
OPERATING ACTIVITIES
Net earnings	8,195	7,360
Depreciation and amortization	1,342	1,400
Loss on early extinguishment of debt	512	—
Share-based compensation expense	254	202
Deferred income taxes	145	(549)
Gain on sale of assets	(14)	(13)
Changes in:
Accounts receivable	(462)	(257)
Inventories	(217)	(533)
Accounts payable, accrued and other liabilities	312	958
Other operating assets and liabilities	(14)	(55)
Other	110	20
TOTAL OPERATING ACTIVITIES	10,163	8,533
INVESTING ACTIVITIES
Capital expenditures	(1,417)	(1,684)
Proceeds from asset sales	39	15
Acquisitions, net of cash acquired	—	(54)
Proceeds from sales and maturities of investment securities	—	6,151
Change in other investments	—	1
TOTAL INVESTING ACTIVITIES	(1,378)	4,429
FINANCING ACTIVITIES
Dividends to shareholders	(4,055)	(3,855)
Reductions in short-term debt	(3,418)	(68)
Additions to long-term debt	2,429	—
Reductions to long-term debt (1)	(4,220)	(1,546)
Treasury stock purchases	(5,008)	(6,504)
Impact of stock options and other	1,101	1,060
TOTAL FINANCING ACTIVITIES	(13,171)	(10,913)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	146	(9)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,240)	2,040
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,941	$6,279
(1)Includes early extinguishment of debt costs of $512 during the six months ended December 31, 2020.

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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying accounting principles generally accepted in the United States of America (U.S. GAAP) to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and to other derivative instruments if there is a change to the interest rates used for discounting, margining or contract price alignment. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
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
3. Segment Information
Under U.S. GAAP, our operating segments are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric & Home Care and 5) Baby, Feminine & Family Care. Our five reportable segments are comprised of:
•Beauty: Hair Care (Conditioners, Shampoos, Styling Aids, Treatments); Skin and Personal Care (Antiperspirants and Deodorants, Personal Cleansing, Skin Care);
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
Fabric Care	22%	22%	22%	22%
Home Care	11%	10%	12%	10%
Baby Care	10%	11%	10%	11%
Skin and Personal Care	10%	10%	10%	10%
Hair Care	9%	10%	9%	10%
Family Care	9%	8%	9%	9%
Oral Care	9%	9%	8%	8%
Shave Care	7%	7%	7%	7%
Feminine Care	6%	6%	6%	6%
Personal Health Care	5%	5%	5%	5%
Other	2%	2%	2%	2%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
Following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2020	$3,806	$1,196	$955	$7,591	$2,424	$1,931
	2019	3,598	1,072	858	7,150	2,164	1,732
Grooming	2020	1,735	537	452	3,336	963	807
	2019	1,648	494	411	3,179	920	764
Health Care	2020	2,746	830	655	5,217	1,509	1,180
	2019	2,530	732	571	4,751	1,272	972
Fabric & Home Care	2020	6,498	1,599	1,250	13,142	3,341	2,599
	2019	5,787	1,278	975	11,619	2,616	2,003
Baby, Feminine & Family Care	2020	4,858	1,352	1,044	9,581	2,670	2,053
	2019	4,582	1,076	822	9,149	2,210	1,693
Corporate	2020	102	(637)	(469)	196	(733)	(375)
	2019	95	(120)	106	190	(307)	196
Total Company	2020	$19,745	$4,877	$3,887	$39,063	$10,174	$8,195
	2019	18,240	4,532	3,743	36,038	8,875	7,360

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2020	$12,902	$12,815	$7,786	$1,841	$4,557	$39,901
Translation and other	542	398	344	45	151	1,480
Goodwill at December 31, 2020	$13,444	$13,213	$8,130	$1,886	$4,708	$41,381
Goodwill increased from June 30, 2020 due to currency translation.

Identifiable intangible assets at December 31, 2020 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,679	$(5,977)
Intangible assets with indefinite lives	21,162	—
Total identifiable intangible assets	$29,841	$(5,977)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended December 31, 2020 and 2019 was $79 and $91, respectively. For the six months ended December 31, 2020 and 2019, the amortization expense was $163 and $187, respectively.
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
The business unit valuations used to test goodwill and intangible assets for impairment depend on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, competitive activities, cost containment, margin expansion and Company business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates, tax rates or future cash flow projections, could result in significantly different estimates of the fair values. To the extent changes in such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and related intangible assets, we may need to record non-cash impairment charges in the future.
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019. Also as previously disclosed, the Shave Care reporting unit fair value exceeded its carrying value by more than 20% and the Gillette indefinite-lived intangible asset fair value approximated its carrying value as of our fiscal 2020 impairment testing dates. Accordingly, no impairment charge was recorded during the year ended June 30, 2020. Based on our impairment testing during the three months ended December 31, 2020, the Shave Care reporting unit fair value continued to exceed its carrying value by more than 20% and the Gillette indefinite-lived intangible asset fair value continued to approximate its carrying value.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and the discount rate. The residual growth rate represents the expected rate at which the Shave Care reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of
Amounts in millions of dollars unless otherwise specified.

capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles. The duration and severity of the COVID-19 pandemic could also result in additional future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that no impairment exists based on our testing during the quarter ended December 31, 2020, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette intangible asset assumes the pandemic’s impact on net sales will begin to abate during the second half of the fiscal year. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react and progress on the approval and distribution of vaccines. Accordingly, there is a significant amount of risk related to this key assumption. A more prolonged pandemic could impact the assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, or by shifts in demand away from one or more of our higher priced products to lower priced products. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. As of December 31, 2020, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.9 billion and $14.1 billion, respectively.
The table below provides a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset, utilizing reasonably possible changes in the assumptions for the shorter-term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate or a 25 basis-point decrease in our shorter-term and residual growth rates, either of which, in isolation, would result in an additional impairment of the Gillette indefinite-lived intangible asset.

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
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
Net earnings	$3,887	$3,743	$8,195	$7,360
Less: Net earnings attributable to noncontrolling interests	33	26	64	50
Net earnings attributable to P&G (Diluted)	3,854	3,717	8,131	7,310
Less: Preferred dividends, net of tax	66	64	132	129
Net earnings attributable to P&G available to common shareholders (Basic)	$3,788	$3,653	$7,999	$7,181

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,475.8	2,487.0	2,481.0	2,495.5
Add: Effect of dilutive securities
Conversion of preferred shares (1)	83.1	86.4	83.5	86.9
Impact of stock options and other unvested equity awards (2)	56.5	56.7	55.9	56.4
Diluted weighted average common shares outstanding	2,615.4	2,630.1	2,620.4	2,638.8

NET EARNINGS PER SHARE (3)
Basic	$1.53	$1.47	$3.22	$2.88
Diluted	$1.47	$1.41	$3.10	$2.77
(1)Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.
(2)Weighted average outstanding stock options of approximately 8 million for the three months ended December 31, 2020, and approximately 6 million and 2 million for the six months ended December 31, 2020 and 2019, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares). There were no antidilutive shares for the three months ended December 31, 2019.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
Share-based compensation expense	$165	$92	$254	$202
Net periodic benefit cost for pension benefits (1)	46	44	93	84
Net periodic benefit credit for other retiree benefits (1)	(80)	(52)	(160)	(104)
(1)The components of the total net periodic benefit cost/(credit) for both pension benefits and other retiree benefits for these interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2020.

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2020.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2020.
Cash equivalents were $10.4 billion and $14.6 billion as of December 31, 2020 and June 30, 2020, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $70 and $67 as of December 31, 2020 and June 30, 2020, respectively, and are presented in Other noncurrent assets. These investments measured at fair value are generally classified as Level 2 within the fair value hierarchy. There are no material investment balances classified as Level 1 or Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Fair values are generally estimated based upon quoted market prices for similar instruments.
The fair value of long-term debt was $28.5 billion and $29.0 billion as of December 31, 2020 and June 30, 2020, respectively. This includes the current portion of long-term debt instruments ($3.3 billion and $2.5 billion as of December 31, 2020 and June 30, 2020, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2020 and June 30, 2020 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,591	$7,114	$274	$269	$—	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$7,393	$3,856	$—	$26	$(459)	$(41)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$14,984	$10,970	$274	$295	$(459)	$(41)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$8,120	$5,986	$100	$23	$(29)	$(25)

TOTAL DERIVATIVES AT FAIR VALUE	$23,104	$16,956	$374	$318	$(488)	$(66)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7.8 billion and $7.4 billion as of December 31, 2020 and June 30, 2020, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.4 billion and $16.0 billion as of December 31, 2020 and June 30, 2020, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is largely offset by the decrease in the principal balance of debt instruments designated as net investment hedges, reflecting the Company’s decision to leverage favorable interest rates in the foreign currency swap market versus the short-term debt market. The increase in the notional balance of foreign currency contracts not designated as hedging instruments reflects changes in the level of intercompany financing activity during the period.
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities. Changes in the fair value of net
Amounts in millions of dollars unless otherwise specified.

investment hedges are recognized in the Foreign currency translation component of Other comprehensive income (OCI). All of the Company's derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$(352)	$(82)	$(538)	$31
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $16 and $21 for the three months ended December 31, 2020 and 2019, respectively. The amount of gain excluded from effectiveness testing was $30 and $40 for the six months ended December 31, 2020 and 2019, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of loss recognized in Accumulated other comprehensive income/(loss) (AOCI) for such instruments was $(595) and $(428) for the three months ended December 31, 2020 and 2019, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $(1,241) and $181 for the six months ended December 31, 2020 and 2019, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(2)	$(143)	$5	$(53)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$202	$85	$308	$(12)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in AOCI, including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2020	$(1)	$(4,350)	$(11,814)	$(16,165)
OCI before reclassifications (1)	14	(334)	1,237	917
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	—	164	—	164
Net current period OCI	14	(170)	1,237	1,081
Less: Other comprehensive income attributable to non-controlling interests	—	—	7	7
Balance at December 31, 2020	$13	$(4,520)	$(10,584)	$(15,091)
(1)Net of tax expense/(benefit) of $0, $(107) and $(418) for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
(2)Net of tax expense/(benefit) of $0, $50 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
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
The following table presents restructuring activity for the three and six months ended December 31, 2020. The majority of the remaining reserve balance as of December 31, 2020 related to employee separations.

	Reserve Balance	Previously Reported (Three Months Ended September 30, 2020)	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020	Reserve Balance
	June 30, 2020	Cost Incurred and Charged to Expense	Cost Incurred and Charged to Expense	Cost Paid/Settled	December 31, 2020
Total	$472	$22	$65	$(277)	$282

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

The MD&A is organized in the following sections:
•Overview
•Summary of Results – Six Months Ended December 31, 2020
•Economic Conditions and Uncertainties
•Results of Operations – Three and Six Months Ended December 31, 2020
•Business Segment Discussion – Three and Six Months Ended December 31, 2020
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

The table below provides detail on our reportable segments, including the product categories and brand composition within each segment.

Reportable Segments	Product Categories (Sub-Categories)	Major Brands
Beauty	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
	Skin and Personal Care (Antiperspirants and Deodorants, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II
Grooming	Grooming (1) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Gillette, Venus
Health Care	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
	Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
	Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
	Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
	Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1)The Grooming product category is comprised of the Shave Care and Appliances operating segments.
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and six months ended December 31, 2020 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31, 2020		Six Months Ended December 21, 2020
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	19%	22%	19%	23%
Grooming	9%	10%	9%	9%
Health Care	14%	15%	13%	14%
Fabric & Home Care	33%	29%	34%	30%
Baby, Feminine & Family Care	25%	24%	25%	24%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
Following are highlights of results for the six months ended December 31, 2020 versus the six months ended December 31, 2019:
•Net sales increased 8% to $39.1 billion, driven by double digit increases in Fabric & Home Care and Health Care and mid-single digits increases in Beauty, Grooming and Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 9%. Organic sales also increased double digits in Fabric & Home Care and Health Care and increased mid-single digits in Beauty, Grooming and Baby, Feminine & Family Care.
•Net earnings were $8.2 billion, an increase of $835 million or 11% versus the prior year period due to the increase in net sales and an increase in operating margins, partially offset by an increase in the income tax rate and $512 million of current year charges for early debt extinguishment.
•Net earnings attributable to Procter & Gamble increased $821 million or 11% versus the prior year period to $8.1 billion.
•Diluted net earnings per share (EPS) increased 12% to $3.10 due primarily to the increase in net earnings.
•Core net earnings attributable to Procter & Gamble, which represents net earnings excluding charges for the early extinguishment of debt in the current period and incremental restructuring charges in the base period, increased 16% to $8.6 billion. Core net earnings per share increased 17% to $3.27 versus the prior year due primarily to the increase in Core net earnings.
•Operating cash flow was $10.2 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $9.0 billion. Adjusted free cash flow productivity was 104%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macro-economic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions in certain countries due to economic slowdowns and government restrictions on movement, as well as market size increases in certain countries due to pantry loading and increased consumption of household cleaning and personal health and hygiene products by consumers. Other macro-economic factors also remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula could reduce our net sales or erode our operating margin, in either case reducing our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular, certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations due to the COVID-19 pandemic may also impact our costs. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Net sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. In fiscal 2017, we communicated specific elements of a multi-year cost reduction program which is resulting in targeted enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In the past two fiscal years, as well as the current fiscal year, the U.S. dollar has strengthened versus a number of foreign currencies, leading to lower sales and earnings from these foreign exchange impacts. Certain countries experiencing significant exchange rate fluctuations, like Argentina, Brazil, Russia, Turkey, the United Kingdom, China as well as the European Union have previously had, and could in the future have, a significant impact on our net sales, costs and net earnings. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on consumption of our products, which would affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net earnings and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies, for example, any tax regulatory guidance issued as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the U.S. Tax Act) or any significant change in global tax policy adopted under the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jurisdictional taxation rights. Further, our net sales, net earnings and cash flows may be impacted by U.S. and foreign government policies to manage the COVID-19 pandemic, such as movement restrictions or site closures. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our net sales, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and future potential changes. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Pandemic Disclosures
The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a materially negative impact to our consolidated net sales, net earnings and cash flows. The pandemic has had both positive and negative impacts to our net sales and net earnings during the three and six month periods ended December 31, 2020. We have experienced a significant increase in demand and consumption of certain of our product categories (fabric, home cleaning and hygiene products) primarily in North America and Europe, caused in part by changing consumer habits, pantry stocking and retailer inventory replenishment, due to the COVID-19 pandemic, contributing to increases in net sales, net earnings and cash flows. At the same time, we experienced a decrease in net sales due to the economic slowdown and restricted consumer movements in certain regions, including IMEA (India, Middle East and Africa) and Asia Pacific, in certain channels, including travel retail and professional, and in certain of our beauty and grooming products. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. Demand in certain countries in Latin America, Asia Pacific, and IMEA may be particularly susceptible to recession. It could also lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. We believe that over the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the timing and extent of demand recovery in certain markets in Asia Pacific, IMEA and Latin America, the resumption of international travel, the timing and impact of potential consumer pantry destocking in markets including North America and Europe, and product demand volatility caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales, net earnings and cash flows during and subsequent to the duration of the pandemic. Our retail customers are also being impacted by the pandemic. Their success in addressing the issues and maintaining their operations could impact consumer access to, and as a result, sales of our products.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow actions recommended by governments and health authorities to protect our employees world-wide, with particular measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of the majority of our products. While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets in Asia Pacific and IMEA in the first months of the pandemic due primarily to the restriction of employee movements as well as increased transportation and manufacturing costs. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we continue manufacturing and distributing our products during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example, a closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials) that could impact our operations.
Because the pandemic has not had a material negative impact on our operations or demand for our products and resulting net sales and net earnings, it has also not negatively impacted the Company’s liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we have maintained access to the capital markets enabled by our strong short- and long-term credit ratings. We have also not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.
For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K/A for the fiscal year ended June 30, 2020.

RESULTS OF OPERATIONS – Three Months Ended December 31, 2020
The following discussion provides a review of results for the three months ended December 31, 2020 versus the three months ended December 31, 2019.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2020	2019	% Chg
Net sales	$19,745	$18,240	8%
Operating income	5,380	4,482	20%
Net earnings	3,887	3,743	4%
Net earnings attributable to Procter & Gamble	3,854	3,717	4%
Diluted net earnings per common share	1.47	1.41	4%
Core net earnings per common share	1.64	1.42	15%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2020	2019	Basis Pt Chg
Gross margin	53.1%	51.4%	170
Selling, general & administrative expense	25.9%	26.8%	(90)
Operating income	27.2%	24.6%	260
Earnings before income taxes	24.7%	24.8%	(10)
Net earnings	19.7%	20.5%	(80)
Net earnings attributable to Procter & Gamble	19.5%	20.4%	(90)
Net Sales
Net sales for the quarter increased 8% to $19.7 billion on a 5% increase in unit volume. Increased pricing had a 1% positive impact to net sales. Mix had a 2% positive impact to net sales, driven by the disproportionate growth of the North America region and the Home Care and Appliances businesses, all of which have higher than company-average selling prices. Foreign exchange had no net impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also increased 8% on a 5% increase in organic volume. Net sales increased double digits in Fabric & Home Care, increased high single digits in Health Care and increased mid-single digits in Beauty, in Baby, Feminine & Family Care and in Grooming. On a regional basis, volume increased high single digits in North America and Greater China and increased low single digits in Europe and Latin America, partially offset by a low single digit decrease in Asia Pacific. Volume was unchanged in IMEA.

	Net Sales Change Drivers 2020 vs. 2019 (Three Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	2%	2%	1%	2%	1%	—%	6%
Grooming	4%	4%	(1)%	1%	1%	—%	5%
Health Care	4%	4%	—%	1%	4%	—%	9%
Fabric & Home Care	7%	7%	—%	1%	4%	—%	12%
Baby, Feminine & Family Care	4%	4%	—%	2%	—%	—%	6%
Total Company	5%	5%	—%	1%	2%	—%	8%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 170 basis points to 53.1% of net sales for the quarter. Gross margin benefited from:
•180 basis points of gross manufacturing cost savings projects (160 basis points net of product and packaging reinvestments),
•70 basis points of help from higher pricing,
•30 basis points of lower commodity costs, and
•20 basis points of help due to lower restructuring costs versus the base period
These benefits were partially offset by a 60 basis point decline from unfavorable mix (due to the disproportionate growth of the Home Care and Appliances categories which have lower than company-average margins, as well as mix within segments due to the growth of lower margin product forms and large sizes in certain categories) and a 50 basis-point decline from unfavorable foreign exchange.
Total SG&A spending increased 5% to $5.1 billion due to increases in both marketing spending and overhead costs. SG&A as a percentage of net sales decreased 90 basis points to 25.9% primarily due to a reduction in marketing spending and overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales decreased 20 basis points due to the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, partially offset by reinvestments in media. Overhead costs as a percentage of net sales declined 50 basis points due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Other net operating costs as a percentage of net sales decreased 20 basis points due to a reduction in foreign exchange transactional charges. Productivity-driven cost savings delivered 100 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $143 million for the quarter, an increase of $43 million versus the prior year period due to an increase in average debt balances. Interest income was $9 million for the quarter, a $27 million decrease versus the prior year period due to lower U.S. interest rates. Other non-operating expense was $369 million, a change of $483 million versus other non-operating income of $114 million in the prior year period primarily due to current period charges of $512 million for the early extinguishment of debt.
Income Taxes
For the three months ended December 31, 2020, the effective tax rate increased 290 basis points versus the prior year period to 20.3% due to:
•a 135 basis-point increase from unfavorable impacts of the geographic mix of current year earnings, caused primarily by disproportionately higher sales and earnings in the U.S.,
•a 120 basis-point increase related to the prior year tax benefit arising from transactions to simplify our legal entity structure,
•a 35 basis-point increase from the impact of the early extinguishment of debt in the current period, and
•a 10 basis-point increase from discrete impacts related to uncertain tax positions (30 basis-point favorable impact in the current year versus a 40 basis-point favorable impact in the prior year period).
These increases are partially offset by a 10 basis-point decrease from increased excess tax benefits on share-based compensation (90 basis-point reduction in the current period versus 80 basis-point reduction in the prior year period).
Net Earnings
Operating income increased $898 million, or 20%, to $5.4 billion for the quarter, due to the net sales increase, the increase in gross margin and the decrease in SG&A as a percentage of sales, all of which are described above. Net earnings increased $144 million or 4% to $3.9 billion as the increase in operating income was partially offset by the increase in non-operating expense (due to the debt extinguishment charge) and the increase in income taxes. Foreign exchange had a negative impact of approximately $78 million on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $137 million or 4%, to $3.9 billion for the quarter. Diluted net earnings per share increased 4% to $1.47. Core net earnings per share increased 15% to $1.64. Core EPS represents diluted net earnings per share excluding current period charges for the early extinguishment of debt and incremental restructuring charges in the base period related to our productivity and cost savings plans.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2020
The following discussion provides a review of results for the six months ended December 31, 2020 versus the six months ended December 31, 2019.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2020	2019	% Chg
Net sales	$39,063	$36,038	8%
Operating income	10,661	8,772	22%
Net earnings	8,195	7,360	11%
Net earnings attributable to Procter & Gamble	8,131	7,310	11%
Diluted net earnings per common share	3.10	2.77	12%
Core net earnings per common share	3.27	2.79	17%

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2020	2019	Basis Pt Chg
Gross margin	52.9%	51.2%	170
Selling, general & administrative expense	25.6%	26.8%	(120)
Operating income	27.3%	24.3%	300
Earnings before income taxes	26.0%	24.6%	140
Net earnings	21.0%	20.4%	60
Net earnings attributable to Procter & Gamble	20.8%	20.3%	50
Net Sales
Net sales for the six months ended December 31, 2020 increased 8% to $39.1 billion on a 6% increase in unit volume. Increased pricing had a 1% positive impact to net sales. Mix had a 2% positive impact to net sales, driven by the disproportionate growth of the North America region and the Home Care and Appliances categories all of which have higher than company-average selling prices. Unfavorable foreign exchange had a 1% negative impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 9% on a 6% increase in organic volume. Net sales increased double digits in Fabric & Home Care and in Health Care and increased mid-single digits in Beauty, in Baby, Feminine & Family Care and in Grooming. On a regional basis, volume increased double digits in North America driven by innovation and increased demand, particularly in household cleaning, health care and personal hygiene products due in part to the COVID-19 pandemic. Volume increased high single digits in Greater China and increased low single digits in Europe, Latin America and IMEA, partially offset by a low single digits decrease in Asia Pacific.

	Net Sales Change Drivers 2020 vs. 2019 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	4%	4%	—%	2%	—%	—%	6%
Grooming	4%	4%	(1)%	2%	—%	—%	5%
Health Care	6%	6%	—%	1%	3%	—%	10%
Fabric & Home Care	9%	9%	(1)%	1%	4%	—%	13%
Baby, Feminine & Family Care	3%	3%	—%	2%	—%	—%	5%
Total Company	6%	6%	(1)%	1%	2%	—%	8%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 170 basis points to 52.9% of net sales for the fiscal year to date period. Gross margin benefited from:
•150 basis points of gross manufacturing cost savings projects (130 basis points net of product and packaging reinvestments),
•60 basis points of help from higher pricing,
•50 basis points of lower commodity costs, and
•30 basis points of help due to lower restructuring costs versus the base period
These benefits were partially offset by a 60 basis point decline from unfavorable mix (due to the disproportionate growth of Home Care and Appliances categories which have lower than company-average margins, as well as mix within segments due to the growth of lower margin product forms and large sizes in certain categories) and a 40 basis-point decline from unfavorable foreign exchange.
Total SG&A spending increased 3% to $10.0 billion primarily due to increases in both marketing spending and overhead costs. SG&A as a percentage of net sales decreased 120 basis points to 25.6% due to a reduction in both marketing spending and overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales decreased 30 basis points due to the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, partially offset by reinvestments in media. Overhead costs as a percentage of net sales declined 70 basis points due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Other net operating costs as a percentage of net sales decreased 20 basis points due to a reduction in foreign exchange transactional charges. Productivity-driven cost savings delivered 100 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $279 million for the fiscal year to date, an increase of $71 million versus the prior year period due to an increase in average debt balances. Interest income was $19 million for the fiscal year to date, a $75 million decrease versus the prior year period due to lower U.S. interest rates. Other non-operating expense was $227 million, a change of $444 million versus the prior year non-operating income of $217 million, primarily due to current period charges of $512 million for early debt extinguishment, partially offset by gains from minor brand divestitures and an increase in net non-operating benefits on defined benefit retirement plans caused by annual actuarial assumption updates.
Income Taxes
For the six months ended December 31, 2020, the effective tax rate increased 240 basis points versus the prior year period to 19.5% due to:
•a 135 basis-point increase from unfavorable impacts from geographic mix of current year earnings, caused primarily by disproportionately higher sales and earnings in the U.S.,
•a 120 basis-point increase related to the prior year tax benefit arising from transactions to simplify our legal entity structure,
•a 15 basis-point increase from the impact of the early extinguishment of debt in the current period, and
•a 5 basis-point increase from discrete impacts related to uncertain tax positions (5 basis-point favorable impact in the current year versus a 10 basis-point favorable impact in the prior year period).
These increases were partially offset by a 35 basis-point decrease from increased excess tax benefits of share-based compensation (175 basis-point reduction in the current period versus 140 basis-point reduction in the prior year period).
Net Earnings
Operating income increased $1.9 billion, or 22% to $10.7 billion for the six months ended December 31, 2020, due to the net sales increase, the increase in gross margin and the decrease in SG&A as a percentage of sales, all of which are described above. Net earnings increased $0.8 billion or 11% to $8.2 billion for the fiscal year to date period primarily due to the increase in operating income, partially offset by the increase in non-operating expense and the increase in the effective tax rate. Foreign exchange had a negative impact of approximately $178 million on net earnings for the fiscal year to date period, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $0.8 billion or 11% to $8.1 billion for the fiscal year to date period. Diluted net earnings per share increased 12% to $3.10. Core net earnings per share increased 17% to $3.27. Core EPS represents diluted net earnings per share excluding current period charges for the early extinguishment of debt and incremental restructuring charges in the base period related to our productivity and cost savings plans.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2020
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six month periods ended December 31, 2020 is provided based on a comparison to the same three and six month periods ended December 31, 2019. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales and net earnings by reportable business segment for the three and six months ended December 31, 2020 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2020
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,806	6%	$1,196	12%	$955	11%
Grooming	1,735	5%	537	9%	452	10%
Health Care	2,746	9%	830	13%	655	15%
Fabric & Home Care	6,498	12%	1,599	25%	1,250	28%
Baby, Feminine & Family Care	4,858	6%	1,352	26%	1,044	27%
Corporate	102	N/A	(637)	N/A	(469)	N/A
Total Company	$19,745	8%	$4,877	8%	$3,887	4%

	Six Months Ended December 31, 2020
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$7,591	6%	$2,424	12%	$1,931	11%
Grooming	3,336	5%	963	5%	807	6%
Health Care	5,217	10%	1,509	19%	1,180	21%
Fabric & Home Care	13,142	13%	3,341	28%	2,599	30%
Baby, Feminine & Family Care	9,581	5%	2,670	21%	2,053	21%
Corporate	196	N/A	(733)	N/A	(375)	N/A
Total Company	$39,063	8%	$10,174	15%	$8,195	11%
Beauty
Three months ended December 31, 2020 compared with three months ended December 31, 2019
Beauty net sales increased 6% to $3.8 billion during the second fiscal quarter on a 2% increase in unit volume. Higher pricing increased net sales by 2%. Favorable mix added 1% to net sales due to the disproportionate growth of premium products. Favorable foreign exchange impacts increased net sales by 1%. Organic sales increased 5%. Global market share of the Beauty segment decreased 0.6 points.
•Hair Care net sales increased mid-single digits due to a low single digit increase in volumes and increased pricing. Organic sales increased mid-single digits. The volume increase was driven by a double digits increase in Greater China due primarily to market growth, a mid-single digits increase in Latin America and low single digits increases in IMEA due to innovation, partially offset by low single digit decreases in North America (due to trade inventory reductions) and in Europe (due to market declines). Global market share of the Hair Care category was unchanged.
•Skin and Personal Care net sales increased high single digits due to a low single digit increase in volumes, favorable mix impact due to the disproportionate growth of premium products, increased pricing and favorable foreign exchange impacts. Organic sales also increased mid-single digits. Volume grew high single digits in Greater China driven by innovation and increased consumption of hand soap and sanitizer products due to the COVID-19 pandemic. This growth was partially offset by a double digit volume decrease in IMEA, a mid-single digits decrease in Asia Pacific and a low single digits decrease in Latin America due to pandemic-related consumption decreases. Global market share of the Skin and Personal Care category decreased more than half a point.
Net earnings increased 11% to $955 million due to the increase in net sales and a 130 basis-point increase in net earnings margin. The net earnings margin increased due to a reduction in SG&A as a percentage of net sales and an increase in gross margin. The gross margin increase was driven by the positive impacts of manufacturing cost savings and increased pricing, partially offset by the negative impacts of unfavorable mix, due to the relatively lower global growth of the super-premium SKII brand. The decrease in SG&A as a percentage of net sales was primarily due to the positive scale impacts of the net sales increase.

Six months ended December 31, 2020 compared with six months ended December 31, 2019
Beauty fiscal year to date net sales increased 6% to $7.6 billion on a 4% increase in unit volume. Higher pricing increased net sales by 2%. Foreign exchange had no net impact on net sales. Organic sales also increased 6%. Global market share of the Beauty segment decreased 0.7 points.
•Hair Care net sales increased mid-single digits due to a mid-single digit increase in volumes and increased pricing, partially offset by unfavorable foreign exchange impacts. Organic sales increased mid-single digits. The volume increase was driven by a double digits increase in Greater China, a mid-single digits increase in Latin America and low single digits increases in North America and IMEA due to innovation and increased demand following pandemic-related shutdowns, partially offset by a low single digits decrease in Europe due to pandemic-related consumption decline. Global market share of the Hair Care category was unchanged.
•Skin and Personal Care net sales increased high single digits due to a mid-single digit increase in volumes and favorable foreign exchange impacts. Organic sales also increased mid-single digits. Volume grew mid-teens in Greater China, grew mid-single digits in North America and Asia Pacific and grew low single digits in Europe driven by innovation and increased consumption due to the COVID-19 pandemic. Volume decreased double digits in IMEA due to pandemic-related category decline. Global market share of the Skin and Personal Care category decreased less than a point.
Net earnings increased 11% to $1.9 billion due to the increase in net sales and a 120 basis-point increase in net earnings margin. The net earnings margin increased due to a reduction in SG&A as a percentage of net sales and a marginal increase in gross margin. The gross margin increase was primarily driven by manufacturing cost savings and increased selling prices, partially offset by the negative impacts of unfavorable mix due to the relatively lower global growth of the super-premium SKII brand. The decrease in SG&A as a percentage of net sales was primarily due to the positive scale impacts of the net sales increase.
Grooming
Three months ended December 31, 2020 compared with three months ended December 31, 2019
Grooming net sales increased 5% to $1.7 billion during the second fiscal quarter on a 4% increase in unit volume. Unfavorable foreign exchange had a negative 1% impact on net sales. Pricing had a positive 1% impact on net sales. Favorable mix had a positive 1% impact on net sales due to the disproportionate growth of Appliances category which has higher than segment-average selling prices. Organic sales increased 6%. Global market share of the Grooming segment decreased 0.9 points.
•Shave Care net sales decreased low single digits driven by unfavorable foreign exchange impacts and unfavorable mix due to the disproportionate growth of Latin America and IMEA which have lower than category-average selling prices partially offset by a low single digit increase in volume and devaluation-related price increases. Organic sales increased low single digits. Volume increased mid-teens in Greater China and increased high single digits in Latin America and IMEA due to product innovation and increased distribution in certain markets. This was partially offset by low single digits decreases in North America, Europe and Asia Pacific primarily due to pandemic-related consumption decline and competitive activities. Global market share of the Shave Care category decreased slightly.
•Appliances net sales increased more than 30% primarily due to a volume increase of more than 20% and favorable foreign exchange impacts. Organic sales increased more than 20%. Volume increased in all regions led by a more than 40% increase in IMEA, a more than 30% increase in North America, a more than 20% increase in Europe and about a 20% increase in Asia Pacific due to innovation and increased consumption of at-home grooming and styling products driven by the pandemic. Global market share of the Appliances category increased more than two points.
Net earnings increased 10% to $452 million due to the increase in net sales and a 120 basis-point increase in net earnings margin. The net earnings margin increased due to an increase in gross margin and a reduction in SG&A as a percentage of net sales. The gross margin increase was driven by manufacturing cost savings partially offset by the negative impact of unfavorable mix (due to the disproportionate growth of Appliances, which has lower than segment-average margins) and unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase.
Six months ended December 31, 2020 compared with six months ended December 31, 2019
Grooming fiscal year to date net sales increased 5% to $3.3 billion on a 4% increase in unit volume. Unfavorable foreign exchange had a negative 1% impact on net sales. Higher pricing increased net sales by 2%. Organic sales increased 6%. Global market share of the Grooming segment decreased 1.4 points.
•Shave Care net sales decreased low single digits due to unfavorable foreign exchange impacts and unfavorable mix (due to the disproportionate growth of lower priced products in IMEA and Latin America), partially offset by a low single digit increase in volume and devaluation-related price increases. Organic sales increased low single digits. Volume increased mid-teens in IMEA and increased mid-single digits in Greater China and Latin America due to product innovation and increased distribution in certain markets. This was partially offset by low single digit decreases in Europe, Asia Pacific and

North America primarily due to pandemic-related consumption declines and competitive activity. Global market share of the Shave Care category decreased nearly half a point.
•Appliances net sales increased more than 30% primarily due to a 30% volume increase and favorable foreign exchange impacts. Organic sales also increased more than 30%. Volume increased in all regions led by a more than 30% increase in Europe, North America and IMEA and a high-teens increase in Asia Pacific due to innovation and increased consumption of at-home grooming and styling products driven by the pandemic. Global market share of the Appliances category increased more than a point.
Net earnings increased 6% to $807 million due to the increase in net sales and a 20 basis-point increase in net earnings margin. The net earnings margin increased primarily due to a reduction in SG&A as a percentage of net sales partially offset by a reduction in gross margin. Gross margin decreased due to the negative impact of unfavorable mix (due to the disproportionate growth of IMEA and Latin America regions and Appliances category, all of which have lower than segment-average margins) and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased due to productivity savings and the positive scale impacts of the net sales increase, partially offset by a favorable legal settlement in the base period.
Health Care
Three months ended December 31, 2020 compared with three months ended December 31, 2019
Health Care net sales increased 9% to $2.7 billion during the second fiscal quarter on a 4% increase in unit volume. Pricing had a 1% positive impact to net sales for the quarter. Favorable mix increased net sales by 4% due to the disproportionate growth of premium power brush and paste products. Foreign exchange had no net impact on net sales. Organic sales increased 9%. Global market share of the Health Care segment increased 1.5 points.
•Oral Care net sales increased double digits due to a low single digit increase in volume and favorable mix impacts due to the disproportionate growth of premium power brush and paste products. Organic sales also increased double digits. The volume increase was driven by high single digits growth in Greater China, mid-single digits growth in IMEA and low single digits growth in North America and Europe due to innovation and increased marketing spending. Global market share of the Oral Care category increased more than a point.
•Personal Health Care net sales increased mid-single digits versus the prior year period due to a mid-single digit increase in volume and increased pricing partially offset by unfavorable foreign exchange impact and unfavorable product mix due to decrease in respiratory category (due to lower incidence of cough, cold and flu versus year ago) which has higher than category-average selling prices. Organic sales also increased mid-single digits. The volume growth was driven by a more than 20% increase in Latin America, mid-single digits increases in North America and Asia Pacific and low single digits increases in Europe and IMEA, driven by innovation, increased consumption of certain health care products and increased marketing spending. Global market share of the Personal Health Care category increased more than a point.
Net earnings increased 15% to $655 million due to the increase in net sales and a 140 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales and a marginal increase in gross margin. The increase in gross margin was driven by the positive impacts of manufacturing cost savings and increased pricing, partially offset by unfavorable mix impacts due to the disproportionate growth of the Oral care category and Latin America both of which have lower than segment-average margins and unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased driven by productivity savings, including Merck OTC consumer healthcare acquisition synergies and the positive scale benefits of the net sales increase, partially offset by increased marketing spending.
Six months ended December 31, 2020 compared with six months ended December 31, 2019
Health Care fiscal year to date net sales increased 10% to $5.2 billion on a 6% increase in unit volume. Pricing had a 1% positive impact to net sales for the quarter. Favorable mix increased net sales by 3% due to the disproportionate growth of the North America region and premium power brush and paste products both of which have higher than segment-average selling prices. Foreign exchange had no net impact to net sales. Organic sales increased 10%. Global market share of the Health Care segment increased 1.3 points.
•Oral Care net sales increased double digits due to a mid-single digit increase in volume, favorable mix impacts due to the disproportionate growth of North America and premium power brush products and devaluation-related price increases. Organic sales also increased double digits. Volume grew in all regions, led by high single digits growth in North America, Greater China and IMEA and mid-single digits growth in Europe, Asia Pacific and Latin America driven by innovation and increased marketing spending. Global market share of the Oral Care category increased a point.
•Personal Health Care net sales increased mid-single digits versus the prior year period due to a mid-single digit increase in volume and increased pricing partially offset by unfavorable foreign exchange impacts. Organic sales increased high single digits. The volume increase was driven by mid-teens growth in Latin America, double digits growth in Asia Pacific, high single digits growth in North America and mid-single digits growth in Europe and IMEA, driven by innovation, increased consumption of certain health care products and increased marketing spending. Global market share of the Personal Health Care category increased more than a point.
Net earnings increased 21% to $1.2 billion due to the increase in net sales and a 220 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales, along with an increase in gross margin and a gain on a minor brand divestiture in the current period. The increase in gross margin was driven by the positive impacts of manufacturing cost savings and increased pricing, partially offset by unfavorable mix impacts due to disproportionate growth of the Oral Care category and Latin America, both of which have lower than segment-average margins and unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase, productivity savings and a reduction in other operating expenses due to costs related to the Merck OTC consumer healthcare acquisition in the base period, partially offset by increased marketing spending.
Fabric & Home Care
Three months ended December 31, 2020 compared with three months ended December 31, 2019
Fabric & Home Care net sales increased 12% to $6.5 billion during the second fiscal quarter on a 7% increase in unit volume. Positive mix impacts increased net sales by 4% due to the disproportionate growth of the North America region and the Home Care category, which have higher than segment-average prices. Higher pricing increased net sales by 1%. Foreign exchange had no net impact to net sales. Organic sales also increased 12%. Global market share of the Fabric & Home Care segment increased 0.9 points.
•Fabric Care net sales increased high single digits due to a mid-single digit increase in volume, increased pricing and positive mix impact due to the disproportionate growth of premium products and the North America region, both of which have higher than category-average selling prices. Organic sales also increased high single digits. Increased volume was driven by high single digits growth in North America and Greater China and low single digits growth in Europe due to product innovation and consumption increases in certain markets related to the COVID-19 pandemic. This was partially offset by a mid-single digits decline in IMEA and low single digits declines in Latin America and Asia Pacific due to pandemic-related market contraction and competitive activities. Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased around 30%, primarily due to a volume increase of more than 20%, a positive mix impact due to the disproportionate growth of premium products and the North America region, both of which have higher than category-average selling prices and increased pricing. Organic sales also increased about 30%. Volume increased in all regions led by more than 20% growth in North America and Latin America, high teens growth in Europe, and double digits growth in Asia Pacific, all due to consumption increases related to the COVID-19 pandemic, product innovation and increased marketing spending. Global market share of the Home Care category increased less than half a point.
Net earnings increased 28% to $1.3 billion due to the increase in net sales and a 240 basis-point increase in net earnings margin. The net earnings margin increase was due to an increase in gross margin and a decrease in SG&A as a percentage of sales. The gross margin increase was driven by manufacturing cost savings, a reduction in commodity costs and increased selling prices, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase, partially offset by an increase in marketing spending.
Six months ended December 31, 2020 compared with six months ended December 31, 2019
Fabric & Home Care fiscal year to date net sales increased 13% to $13.1 billion on a 9% increase in unit volume. Positive mix impacts increased net sales by 4% due to the disproportionate growth of the North America region and the Home Care category, both of which have higher than segment-average prices. Higher pricing increased net sales by 1%. Unfavorable foreign exchange impacts decreased net sales by 1%. Organic sales also increased 13%. Global market share of the Fabric & Home Care segment increased 1.0 point.
•Fabric Care net sales increased high single digits due to a mid-single digit increase in volume and positive mix impact due to the disproportionate growth of premium products and the North America region. Organic sales also increased high single digits. Increased volume was driven by mid-teens growth in North America, mid-single digits growth in Greater China and low single digits growth in Europe and Latin America, all due to product innovation, incremental marketing spending and consumption increases in certain markets related to the COVID-19 pandemic. This was partially offset by a mid-single digits decline in Asia Pacific due to market contraction and competitive activities. Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased more than 30% primarily due to a volume increase of more than 20%, a positive mix impact due to the disproportionate growth of premium products and the North America region and increased pricing. Organic sales also increased more than 30%. Volume increased in all regions led by more than 30% growth in North America, 20% or more growth in Latin America and in Europe, and mid-teens growth in Asia Pacific and IMEA all due to consumption increases related to the COVID-19 pandemic, product innovation, incremental marketing spending and to a lesser extent, retailer inventory restocking in the U.S. Global market share of the Home Care category increased less than a point.

Net earnings increased 30% to $2.6 billion due to the increase in net sales and a 260 basis-point increase in net earnings margin. The net earnings margin increase was due to an increase in gross margin and a decrease in SG&A as a percentage of sales. The gross margin increase was driven by manufacturing cost savings, increased selling prices and a reduction in commodity costs, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase, partially offset by an increase in marketing spending.
Baby, Feminine & Family Care
Three months ended December 31, 2020 compared with three months ended December 31, 2019
Baby, Feminine & Family Care net sales increased 6% to $4.9 billion during the second fiscal quarter on a 4% increase in unit volume. Higher pricing increased net sales by 2%. Foreign exchange had no net impact to net sales. Organic sales also increased 6%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Net sales in Baby Care increased low single digits due to increased pricing and favorable mix impact from the growth of North America region which has higher than category-average selling prices partially offset by a low single digit decrease in volume and unfavorable foreign exchange impacts. Organic sales also increased low single digits. Volume decreased high single digits in Greater China (due to competitive activities), Latin America (due to market contraction) and IMEA (due to pandemic-related retailer inventory reduction and market contraction). This was partially offset by mid-single digits growth in North America due to pandemic-related consumption increase in certain products and innovation. Global market share of the Baby Care category decreased more than half a point.
•Feminine Care net sales increased mid-single digits due to a low single digit increase in volume, positive mix impact due to the disproportionate growth of the North America region and premium products primarily in Greater China both of which have higher than category-average prices and devaluation-related price increases. Organic sales also increased mid-single digits. Volume increased mid-single digits in North America and IMEA primarily due to innovation. This was partially offset by a high teens decline in Asia Pacific (due to a new product launch in the base period) and low single digits declines in Greater China, Europe and Latin America primarily due to pandemic-related consumption declines. Global market share of the Feminine Care category increased more than a point.
•Net sales in Family Care, which is predominantly a North American business, increased double digits driven by a double digit increase in volumes and increased pricing (driven by lower consumer promotions), partially offset by unfavorable mix impact from the disproportionate growth of larger pack sizes. Organic sales also increased double digits. The volume increase was primarily driven by a COVID-19 related consumption increase. North America share of the Family Care category decreased more than a point.
Net earnings increased 27% to $1.0 billion due to the increase in net sales and a 360 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The gross margin increased due to manufacturing cost savings, a reduction in commodity costs and higher selling prices, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase.
Six months ended December 31, 2020 compared with six months ended December 31, 2019
Baby, Feminine & Family Care fiscal year to date net sales increased 5% to $9.6 billion on a 3% increase in unit volume. Higher pricing increased net sales by 2%. Foreign exchange had no net impact to net sales. Organic sales also increased 5%. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points.
•Net sales in Baby Care decreased low single digits due to a low single digit decrease in volume and unfavorable foreign exchange impacts, partially offset by devaluation-related price increases. Organic sales were unchanged. Volume decreased double digits in Latin America (due to market contraction) and IMEA (due to pandemic-related retailer inventory reductions and market contraction), decreased high single digits in Greater China (primarily due to competitive activity and consumer pantry destocking) and decreased mid-single digits in Asia Pacific (due primarily to market contraction). This was partially offset by mid-single digits growth in North America due to consumption increase in certain products, innovation and pandemic-related retailer inventory restocking. Global market share of the Baby Care category decreased less than a point.
•Feminine Care net sales increased mid-single digits due to a low single digit increase in volume, increased pricing and positive mix impact due to the disproportionate growth of the North America region and premium products primarily in Greater China both of which have higher than category-average prices. Organic sales also increased mid-single digits. Volume increased mid-single digits in North America (primarily due to pandemic-related trade inventory increases and innovation) and in IMEA (primarily due to market growth). This was partially offset by a mid-single digits decline in Greater China and low single digit declines in Europe and Latin America, primarily due to pandemic-related consumption declines. Global market share of the Feminine Care category increased nearly a point.
•Net sales in Family Care, which is predominantly a North American business, increased double digits driven by a double digit increase in volumes and increased pricing (driven by lower consumer promotions), partially offset by unfavorable mix impact due to the disproportionate growth of larger pack sizes. Organic sales also increased double digits. The volume increase was driven by COVID-19 related consumption increase and to a lesser extent, retailer inventory restocking. North America share of the Family Care category decreased more than a point.
Net earnings increased 21% to $2.1 billion due to the increase in net sales and a 290 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin and to a lesser extent, a decrease in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings, a reduction in commodity costs and increased selling prices, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase.
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
Corporate net sales improved by $7 million to $102 million for the quarter ended December 31, 2020 and increased $6 million to $196 million for the fiscal year to date. Corporate net earnings decreased $575 million in the quarter and decreased $571 million for the fiscal year to date period, both primarily due to the $512 million charge for early debt extinguishment in the current period. Corporate net earnings also declined due to higher interest expense, lower interest income, and higher base period tax benefits, partially offset by lower restructuring charges versus the base period, all of which have been described above.
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
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $10.2 billion of cash from operating activities fiscal year to date, an increase of $1.6 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, loss on extinguishment of debt, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $10.4 billion of operating cash flow. Working capital and other impacts used $271 million of cash in the period. Accounts receivable increased, using $462 million of cash, primarily due to sales growth. Inventory increased, consuming $217 million of cash primarily due to increased safety stock levels through the COVID-19 pandemic and business growth. Accounts payable, accrued and other liabilities increased, generating $312 million of cash, primarily driven by an increase in marketing accruals, extended payment terms to suppliers and an increase in payables to support the increase in inventory. This was partially offset by the payment of prior fiscal year-end incentive compensation and other salary-related accruals.
Investing Activities
Investing activities used $1.4 billion of cash fiscal year to date primarily due to capital expenditures.
Financing Activities
Financing activities used $13.2 billion of net cash fiscal year to date. We used $5.0 billion for treasury stock purchases and $4.1 billion for dividends. We used $5.2 billion for net debt reductions, including $512 million for early debt extinguishment costs related to the early retirement of $2.3 billion of debt. The exercise of stock options and other impacts generated $1.1 billion of cash.
As of December 31, 2020, our current liabilities exceeded current assets by $7.1 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measures. We believe that these measures provide useful perspective on underlying business results and trends (i.e., trends excluding non-recurring or unusual items) and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measures, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital spending and excluding payments for the transitional tax resulting from the U.S. Tax Act (the company incurred a transitional tax liability of approximately $3.8 billion in fiscal 2018 from the U.S. Tax Act of 2017 which is payable over a period of 8 years). Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
Adjusted free cash flow productivity: Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the charges for early debt extinguishment (which are not considered part of our ongoing operations). Management views adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, allocating financial resources and for budget planning purposes. This measure is also used in assessing the achievement of management goals for at-risk compensation. The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
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
The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
Incremental Restructuring: The Company has historically had an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring-related charges of approximately $250 - $500 million before tax. Beginning in 2012, the Company has had a strategic productivity and cost savings initiative that resulted in incremental restructuring charges. The adjustment to Core earnings includes only the restructuring costs above what we believe are the normal recurring level of restructuring costs. In fiscal 2021 and onwards, the Company expects to incur restructuring costs within our historical ongoing level noted above.
Early debt extinguishment charges: In the three months ended December 31, 2020, the company recorded after tax charges of $427 million ($512 million before tax), due to early extinguishment of certain long-term debt. These charges represent the difference between the reacquisition price and the par value of the debt extinguished.
We do not view the above items to be part of our sustainable results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

Organic sales growth:

Three Months Ended December 31, 2020	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	6%	(1)%	—%	5%
Grooming	5%	1%	—%	6%
Health Care	9%	—%	—%	9%
Fabric & Home Care	12%	—%	—%	12%
Baby, Feminine & Family Care	6%	—%	—%	6%
Total Company	8%	—%	—%	8%
(1)Acquisitions/Divestiture impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Six Months Ended December 31, 2020	Net Sales Growth	Foreign Exchange	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	6%	—%	—%	6%
Grooming	5%	1%	—%	6%
Health Care	10%	—%	—%	10%
Fabric & Home Care	13%	1%	(1)%	13%
Baby, Feminine & Family Care	5%	—%	—%	5%
Total Company	8%	1%	—%	9%
(1)Acquisitions/Divestiture impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Adjusted free cash flow (dollar amounts in millions):

Six Months Ended December 31, 2020
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$10,163	$(1,417)	$225	$8,971

Adjusted free cash flow productivity (dollar amounts in millions):

Six Months Ended December 31, 2020
Adjusted Free Cash Flow	Net Earnings	Early Debt Extinguishment Charges	Net Earnings Excluding Adjustments	Adjusted Free Cash Flow Productivity
$8,971	$8,195	$427	$8,622	104%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	3,854	427	—	4,281	3,717	17	1	3,735
				Core EPS				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.47	$0.16	$0.01	$1.64	$1.41	$0.01	$—	$1.42
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	15%
CORE EPS	15%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Six Months Ended December 31, 2020				Six Months Ended December 31, 2019
	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	ROUNDING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	8,131	427	—	8,558	7,310	48	—	7,358
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$3.10	$0.16	$0.01	$3.27	$2.77	$0.02	$—	$2.79
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	16%
CORE EPS	17%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, and tax. In addition, SEC regulations require that we disclose certain environmental proceedings arising under Federal, State, or local law when a governmental authority is a party and such proceeding involves potential monetary sanctions that the Company reasonably believes will exceed a certain threshold ($1 million or more).
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K/A for the year ended June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2020 - 10/31/2020	4,930,026	$141.99	4,930,026	(3)
11/01/2020 - 11/30/2020	9,254,340	$140.99	9,220,092	(3)
12/01/2020 - 12/31/2020	7,279,247	$137.38	7,279,247	(3)
Total	21,463,613	$140.00	21,429,365
(1)All transactions are reported on a trade date basis and were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy minimum tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.
(2)Average price paid per share for open market transactions excludes commission.
(3)On January 20, 2021, the Company stated that in fiscal year 2021 the Company expects to reduce outstanding shares through direct share repurchases at a value up to $10 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

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

10-1	Summary of the Company’s Short Term Achievement Reward Program* †

10-2	Summary of the Company’s Long-Term Incentive Program* †

10-3	Long-Term Incentive Program – Related Correspondence and Terms and Conditions* †

10-4	The Procter & Gamble Performance Stock Program Summary* †

10-5	Performance Stock Program – Related Correspondence and Terms and Conditions* †

10-6	Company’s Form of Separation Agreement & Release* †

10-7	Company’s Form of Separation Letter & Release* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

31.3	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer †

31.4	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer †

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

32.3	Section 1350 Certifications – Chief Executive Officer †

32.4	Section 1350 Certifications – Chief Financial Officer †

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Originally filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2020, and included herein solely to correct the exhibit hyperlink in that prior filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

January 20, 2021	/s/ VALARIE L. SHEPPARD
Date	(Valarie L. Sheppard)
Controller and Treasurer and Group Vice President -
Company Transition Leader
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

10-1	Summary of the Company’s Short Term Achievement Reward Program †

10-2	Summary of the Company’s Long-Term Incentive Program †

10-3	Long-Term Incentive Program – Related Correspondence and Terms and Conditions †

10-4	The Procter & Gamble Performance Stock Program Summary †

10-5	Performance Stock Program – Related Correspondence and Terms and Conditions †

10-6	Company’s Form of Separation Agreement and Release †

10-7	Company’s Form of Separation Letter & Release +

31.1	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

31.3	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer †

31.4	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer †

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

32.3	Section 1350 Certifications – Chief Executive Officer †

32.4	Section 1350 Certifications – Chief Financial Officer †

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Originally filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2020, and included herein solely to correct the exhibit hyperlink in that prior filing.