Form 10-Q
period 2021-03-31
PROCTER & GAMBLE Co
filed 2021-04-20
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Yes ☐     No ☑ False

There were 2,448,232,786 shares of Common Stock outstanding as of March 31, 2021.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2021	2020	2021	2020
NET SALES	$18,109	$17,214	$57,172	$53,252
Cost of products sold	8,922	8,716	27,317	26,308
Selling, general and administrative expense	5,402	5,045	15,409	14,719
OPERATING INCOME	3,785	3,453	14,446	12,225
Interest expense	(106)	(100)	(385)	(308)
Interest income	11	39	30	133
Other non-operating income/(expense), net	187	106	(40)	323
EARNINGS BEFORE INCOME TAXES	3,877	3,498	14,051	12,373
Income taxes	628	541	2,607	2,056
NET EARNINGS	3,249	2,957	11,444	10,317
Less: Net earnings/(loss) attributable to noncontrolling interests	(20)	40	44	90
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,269	$2,917	$11,400	$10,227

NET EARNINGS PER SHARE (1)
Basic	$1.30	$1.15	$4.53	$4.03
Diluted	$1.26	$1.12	$4.37	$3.89

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,590.3	2,613.3	2,610.4	2,630.3
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2021	2020	2021	2020
NET EARNINGS	$3,249	$2,957	$11,444	$10,317
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(598)	(1,164)	639	(1,312)
Unrealized gains/(losses) on investment securities	5	(6)	19	(12)
Unrealized gains on defined benefit retirement plans	194	185	24	327
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(399)	(985)	682	(997)
TOTAL COMPREHENSIVE INCOME	2,850	1,972	12,126	9,320
Less: Total comprehensive income/(loss) attributable to noncontrolling interests	(21)	29	50	73
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$2,871	$1,943	$12,076	$9,247

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2021	June 30, 2020
Assets
CURRENT ASSETS
Cash and cash equivalents			$10,007	$16,181
Accounts receivable			4,861	4,178
INVENTORIES
Materials and supplies			1,548	1,414
Work in process			710	674
Finished goods			3,744	3,410
Total inventories			6,002	5,498
Prepaid expenses and other current assets			1,738	2,130
TOTAL CURRENT ASSETS			22,608	27,987
PROPERTY, PLANT AND EQUIPMENT, NET			21,103	20,692
GOODWILL			40,612	39,901
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,658	23,792
OTHER NONCURRENT ASSETS			8,797	8,328
TOTAL ASSETS			$116,778	$120,700

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$12,134	$12,071
Accrued and other liabilities			11,109	9,722
Debt due within one year			8,773	11,183
TOTAL CURRENT LIABILITIES			32,016	32,976
LONG-TERM DEBT			21,053	23,537
DEFERRED INCOME TAXES			5,977	6,199
OTHER NONCURRENT LIABILITIES			10,813	11,110
TOTAL LIABILITIES			69,859	73,822
SHAREHOLDERS’ EQUITY
Preferred stock			873	897
Common stock – shares issued –	March 2021	4,009.2
	June 2020	4,009.2	4,009	4,009
Additional paid-in capital			64,682	64,194
Reserve for ESOP debt retirement			(1,006)	(1,080)
Accumulated other comprehensive loss			(15,489)	(16,165)
Treasury stock			(112,147)	(105,573)
Retained earnings			105,674	100,239
Noncontrolling interest			323	357
TOTAL SHAREHOLDERS’ EQUITY			46,919	46,878
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$116,778	$120,700

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2020	2,462,476	$4,009	$885	$64,672	($1,072)	($15,091)	($109,583)	$104,361	$359	$48,540
Net earnings								3,269	(20)	3,249
Other comprehensive income/(loss)						(398)			(1)	(399)
Dividends and dividend equivalents ($0.7907 per share):
Common								(1,952)		(1,952)
Preferred, net of tax benefits								(65)		(65)
Treasury stock purchases	(23,085)						(3,001)			(3,001)
Employee stock plans	7,605			8			427			435
Preferred stock conversions	1,237		(12)	2			10			—
ESOP debt impacts					66			61		127
Noncontrolling interest, net									(15)	(15)
BALANCE MARCH 31, 2021	2,448,233	$4,009	$873	$64,682	($1,006)	($15,489)	($112,147)	$105,674	$323	$46,919

	Nine Months Ended March 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								11,400	44	11,444
Other comprehensive income/(loss)						676			6	682
Dividends and dividend equivalents ($2.3721 per share)
Common								(5,887)		(5,887)
Preferred, net of tax benefits								(197)		(197)
Treasury stock purchases	(59,212)						(8,009)			(8,009)
Employee stock plans	24,945			484			1,415			1,899
Preferred stock conversions	2,754		(24)	4			20			—
ESOP debt impacts					74			119		193
Noncontrolling interest, net									(84)	(84)
BALANCE MARCH 31, 2021	2,448,233	$4,009	$873	$64,682	($1,006)	($15,489)	($112,147)	$105,674	$323	$46,919

See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended March 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2019	2,469,453	$4,009	$911	$64,019	($1,112)	($14,942)	($105,761)	$98,414	$370	$45,908
Net earnings								2,917	40	2,957
Other comprehensive income/(loss)						(974)			(11)	(985)
Dividends and dividend equivalents ($0.7459 per share):
Common								(1,850)		(1,850)
Preferred, net of tax benefits								(64)		(64)
Treasury stock purchases	(7,313)						(901)			(901)
Employee stock plans	12,234			(44)			829			785
Preferred stock conversions	1,269		(11)	1			10			—
ESOP debt impacts					32			57		89
Noncontrolling interest, net									2	2
BALANCE MARCH 31, 2020	2,475,643	$4,009	$900	$63,976	($1,080)	($15,916)	($105,823)	$99,474	$401	$45,941

	Nine Months Ended March 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumu-lated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								10,227	90	10,317
Other comprehensive income/(loss)						(980)			(17)	(997)
Dividends and dividend equivalents (2.2377 per share):
Common								(5,587)		(5,587)
Preferred, net of tax benefits								(193)		(193)
Treasury stock purchases	(61,346)						(7,405)			(7,405)
Employee stock plans	28,965			145			1,964			2,109
Preferred stock conversions	3,273		(28)	4			24			—
ESOP debt impacts					66			109		175
Noncontrolling interest, net									(57)	(57)
BALANCE MARCH 31, 2020	2,475,643	$4,009	$900	$63,976	($1,080)	($15,916)	($105,823)	$99,474	$401	$45,941

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2021	2020
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$16,181	$4,239
OPERATING ACTIVITIES
Net earnings	11,444	10,317
Depreciation and amortization	2,025	2,199
Loss on early extinguishment of debt	512	—
Share-based compensation expense	398	325
Deferred income taxes	(167)	(588)
Loss/(gain) on sale of assets	(15)	11
Changes in:
Accounts receivable	(604)	135
Inventories	(399)	(533)
Accounts payable, accrued and other liabilities	1,049	738
Other operating assets and liabilities	(92)	(58)
Other	99	51
TOTAL OPERATING ACTIVITIES	14,250	12,597
INVESTING ACTIVITIES
Capital expenditures	(2,073)	(2,415)
Proceeds from asset sales	40	28
Acquisitions, net of cash acquired	—	(58)
Purchases of investments securities	(10)	—
Proceeds from sales and maturities of investment securities	—	6,151
Change in other investments	—	(2)
TOTAL INVESTING ACTIVITIES	(2,043)	3,704
FINANCING ACTIVITIES
Dividends to shareholders	(6,066)	(5,761)
Increases/(reductions) in short-term debt	(3,381)	3,020
Additions to long-term debt	2,429	4,951
Reductions to long-term debt (1)	(4,889)	(1,534)
Treasury stock purchases	(8,009)	(7,405)
Impact of stock options and other	1,470	1,761
TOTAL FINANCING ACTIVITIES	(18,446)	(4,968)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	65	(179)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,174)	11,154
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$10,007	$15,393
(1)Includes early extinguishment of debt costs of $512 during the nine months ended March 31, 2021.

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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Fabric Care	23%	23%	22%	23%
Home Care	12%	11%	12%	10%
Baby Care	11%	11%	10%	11%
Skin and Personal Care	9%	9%	10%	10%
Hair Care	9%	9%	9%	9%
Family Care	9%	9%	9%	9%
Oral Care	8%	8%	8%	8%
Shave Care	7%	7%	7%	7%
Feminine Care	6%	7%	6%	6%
Personal Health Care	5%	5%	5%	5%
Other	1%	1%	2%	2%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
The following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2021	$3,316	$721	$577	$10,907	$3,145	$2,508
	2020	3,033	553	436	10,183	2,717	2,168
Grooming	2021	1,438	314	256	4,774	1,277	1,063
	2020	1,380	305	254	4,559	1,225	1,018
Health Care	2021	2,356	484	377	7,573	1,993	1,557
	2020	2,262	523	408	7,013	1,795	1,380
Fabric & Home Care	2021	6,275	1,348	1,027	19,417	4,689	3,626
	2020	5,826	1,271	957	17,445	3,887	2,960
Baby, Feminine & Family Care	2021	4,604	1,133	871	14,185	3,803	2,924
	2020	4,597	1,130	859	13,746	3,340	2,552
Corporate	2021	120	(123)	141	316	(856)	(234)
	2020	116	(284)	43	306	(591)	239
Total Company	2021	$18,109	$3,877	$3,249	$57,172	$14,051	$11,444
	2020	17,214	3,498	2,957	53,252	12,373	10,317

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2020	$12,902	$12,815	$7,786	$1,841	$4,557	$39,901
Translation and other	254	206	159	24	68	711
Goodwill at March 31, 2021	$13,156	$13,021	$7,945	$1,865	$4,625	$40,612
Goodwill increased from June 30, 2020 due to currency translation.

Identifiable intangible assets at March 31, 2021 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,574	$(6,005)
Intangible assets with indefinite lives	21,089	—
Total identifiable intangible assets	$29,663	$(6,005)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended March 31, 2021 and 2020 was $78 and $87, respectively. For the nine months ended March 31, 2021 and 2020, the amortization expense was $241 and $274, respectively.
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment by comparing the estimated fair values of our reporting units and underlying indefinite-lived intangible assets to their respective carrying values. We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. If the resulting fair value is less than the asset's carrying value, that difference represents an impairment. Our annual impairment testing for goodwill and indefinite-lived intangible assets occurs during the three months ended December 31.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019. Also, as previously disclosed, the Shave Care reporting unit fair value exceeded its carrying value by more than 20% and the Gillette indefinite-lived intangible asset fair value approximated its carrying value as of our fiscal 2020 impairment testing dates. Based on our impairment testing during the three months ended December 31, 2020, the Shave Care reporting unit fair value continued to exceed its carrying value by more than 20% and the Gillette indefinite-lived intangible asset's fair value continued to approximate its carrying value.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and the discount rate. The residual growth rate represents the expected rate at which the Shave Care reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including
Amounts in millions of dollars unless otherwise specified.

consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Currency spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S.
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles. The duration and severity of the COVID-19 pandemic could also result in future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that a triggering event did not occur during the quarter ended March 31, 2021, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette intangible asset assumes the pandemic’s impact on net sales growth rates will be largely eliminated by the end of the fiscal year. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react and progress on the distribution of vaccines. Accordingly, there continues to be risk related to this key assumption. A more prolonged pandemic recovery period could impact the assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, or by shifts in demand away from one or more of our higher priced products to lower priced products. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. As of March 31, 2021, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.7 billion and $14.1 billion, respectively.
We performed a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset during our annual impairment testing, utilizing reasonably possible changes in the assumptions for the shorter-term and residual growth rates and the discount rate, to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate or a 25 basis-point decrease in our shorter-term and residual growth rates, either of which, in isolation, would result in an impairment of the Gillette indefinite-lived intangible asset.

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
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Net earnings	$3,249	$2,957	$11,444	$10,317
Less: Net earnings/(loss) attributable to noncontrolling interests	(20)	40	44	90
Net earnings attributable to P&G (Diluted)	3,269	2,917	11,400	10,227
Less: Preferred dividends, net of tax	65	64	197	193
Net earnings attributable to P&G available to common shareholders (Basic)	$3,204	$2,853	$11,203	$10,034

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,459.1	2,476.2	2,473.7	2,489.1
Add: Effect of dilutive securities
Conversion of preferred shares (1)	82.3	85.5	83.1	86.4
Impact of stock options and other unvested equity awards (2)	48.9	51.6	53.6	54.8
Diluted weighted average common shares outstanding	2,590.3	2,613.3	2,610.4	2,630.3

NET EARNINGS PER SHARE (3)
Basic	$1.30	$1.15	$4.53	$4.03
Diluted	$1.26	$1.12	$4.37	$3.89
(1)Despite being included currently in Diluted net earnings per common share, the actual conversion to common stock occurs when the preferred shares are sold. Shares may only be sold after being allocated to the ESOP participants pursuant to the repayment of the ESOP's obligations through 2035.
(2)Weighted average outstanding stock options of approximately 12 million and 7 million for the three months ended March 31, 2021 and 2020, and approximately 8 million and 3 million for the nine months ended March 31, 2021 and 2020, respectively, were not included in the Diluted net earnings per share calculation because the options were out of the money or to do so would have been antidilutive (i.e., the total proceeds upon exercise would have exceeded the market value of the underlying common shares).
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Share-based compensation expense	$144	$123	$398	$325
Net periodic benefit cost for pension benefits (1)	48	42	141	126
Net periodic benefit credit for other retiree benefits (1)	(80)	(52)	(240)	(156)
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

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2021.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the nine months ended March 31, 2021.
Cash equivalents were $8.5 billion and $14.6 billion as of March 31, 2021 and June 30, 2020, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $132 and $67 as of March 31, 2021 and June 30, 2020, respectively, including equity securities of $104 and $39 as of March 31, 2021 and June 30, 2020, respectively, and are presented in Other noncurrent assets. Investments are measured at fair value and primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets, and Level 2 are based on quoted market prices for similar instruments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized gains on equity securities were $58 during the three and nine months ended March 31, 2021 and not significant for the three and nine months ended March 31, 2020. These unrealized gains are recognized in the Consolidated Statements of Earnings in Other non-operating income/(expense), net.
The fair value of long-term debt was $26.4 billion and $29.0 billion as of March 31, 2021 and June 30, 2020, respectively. This includes the current portion of long-term debt instruments ($3.6 billion and $2.5 billion as of March 31, 2021 and June 30, 2020, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2021 and June 30, 2020 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2021	June 30, 2020	March 31, 2021	June 30, 2020	March 31, 2021	June 30, 2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,327	$7,114	$174	$269	$—	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$7,375	$3,856	$97	$26	$(92)	$(41)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$14,702	$10,970	$271	$295	$(92)	$(41)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,375	$5,986	$7	$23	$(70)	$(25)

TOTAL DERIVATIVES AT FAIR VALUE	$21,077	$16,956	$278	$318	$(162)	$(66)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7.5 billion and $7.4 billion as of March 31, 2021 and June 30, 2020, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.8 billion and $16.0 billion as of March 31, 2021 and June 30, 2020, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is offset by the decrease in the principal balance of debt instruments designated as net investment hedges, reflecting the Company’s decision to leverage favorable interest rates in the foreign currency swap market versus the short-term debt market.
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
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$393	$83	$(145)	$114
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $15 and $17 for the three months ended March 31, 2021 and 2020, respectively. The amount of gain excluded from effectiveness testing was $45 and $57 for the nine months ended March 31, 2021 and 2020, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain recognized in Accumulated other comprehensive income/(loss) (AOCI) for such instruments was $509 and $306 for the three months ended March 31, 2021 and 2020, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $(732) and $487 for the nine months ended March 31, 2021 and 2020, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(100)	$109	$(95)	$56
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(87)	$(148)	$221	$(160)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in AOCI, including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2020	$(1)	$(4,350)	$(11,814)	$(16,165)
OCI before reclassifications (1)	17	(225)	639	431
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	2	249	—	251
Net current period OCI	19	24	639	682
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	(1)	7	6
Balance at March 31, 2021	$18	$(4,325)	$(11,182)	$(15,489)
(1)Net of tax expense/(benefit) of $0, $(65) and $(206) for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
(2)Net of tax expense/(benefit) of $0, $77 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
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
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Employee separation costs relate to severance packages that were primarily voluntary, and the amounts were calculated based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or disposal. These assets were written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to manufacturing consolidations and technology standardizations. The asset-related charges will not have a significant impact on future depreciation charges. Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include asset removal and termination of contracts related to supply chain and overhead optimization.
The following table presents restructuring activity for the three and nine months ended March 31, 2021. The majority of the remaining reserve balance as of March 31, 2021 relates to employee separations.

	Reserve Balance	Previously Reported (Six Months Ended December 31, 2020)	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021	Reserve Balance
	June 30, 2020	Cost Incurred and Charged to Expense	Cost Incurred and Charged to Expense	Cost Paid/Settled	March 31, 2021
Total	$472	$87	$134	$(423)	$270

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

The MD&A is organized in the following sections:
•Overview
•Summary of Results – Nine Months Ended March 31, 2021
•Economic Conditions and Uncertainties
•Results of Operations – Three and Nine Months Ended March 31, 2021
•Business Segment Discussion – Three and Nine Months Ended March 31, 2021
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
The following table provides the percentage of net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2021 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	19%	19%	22%
Grooming	8%	8%	9%	9%
Health Care	13%	12%	13%	13%
Fabric & Home Care	35%	33%	34%	31%
Baby, Feminine & Family Care	26%	28%	25%	25%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
The following are highlights of results for the nine months ended March 31, 2021 versus the nine months ended March 31, 2020:
•Net sales increased 7% to $57.2 billion, driven by double digit increase in Fabric & Home Care, high single digit increases in Beauty and Health Care, mid-single digits increase in Grooming and low single digits increase in Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, also increased 7%. Organic sales increased double digits in Fabric & Home Care, increased high single digits in Health Care, increased mid-single digits in Beauty and Grooming and increased low single digits in Baby, Feminine & Family Care.
•Net earnings were $11.4 billion, an increase of $1.1 billion or 11% versus the prior year period due to the increase in net sales and an increase in operating margins, partially offset by an increase in the effective tax rate and current year charges of $512 million for early debt extinguishment.
•Net earnings attributable to Procter & Gamble increased $1.2 billion or 11% versus the prior year period to $11.4 billion.
•Diluted net earnings per share (EPS) increased 12% to $4.37 due primarily to the increase in net earnings.
•Core net earnings attributable to Procter & Gamble, which represents net earnings excluding charges for the early extinguishment of debt in the current period and incremental restructuring charges in the base period, increased 14% to $11.8 billion. Core net earnings per share increased 14% to $4.53 versus the prior year due primarily to the increase in Core net earnings.
•Operating cash flow was $14.3 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $12.4 billion. Adjusted free cash flow productivity was 104%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macro-economic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions in certain countries due to economic slowdowns and government restrictions on movement, as well as market size increases in certain countries due to increased consumption of household cleaning and personal health and hygiene products by consumers. Other macro-economic factors also remain dynamic, and any causes of market size contraction, such as reduced GDP in commodity-dependent economies, greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula could reduce our net sales or erode our operating margin, in either case reducing our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular, certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations due to the COVID-19 pandemic may also impact our costs. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Net sales could also be adversely impacted following pricing actions if there is a negative impact on consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. In fiscal 2017, we communicated specific elements of a multi-year cost reduction program which has resulted in targeted enrollment reductions and other savings. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
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
Government Policies. Our net earnings and cash flows could be materially affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, any future tax regulatory guidance issued as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the U.S. Tax Act) or other changes in U.S. tax policies, or any significant change in global tax policy adopted under the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jurisdictional taxation rights. Further, our net sales, gross margin, operating margin, net earnings and cash flows may be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere, including increases of import tariffs, both currently effective and future potential changes. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Pandemic Disclosures. Our net sales, net earnings and cash flows may be impacted by U.S. and foreign government policies to manage the COVID-19 pandemic, such as movement restrictions or site closures. The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and, using our employees’ talents and our resources to help society meet and overcome the current challenges. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a materially negative impact to our consolidated net sales, gross margin, operating margin, net earnings and cash flows. The pandemic has had both positive and negative impacts to our net sales and net earnings during the three and nine month periods ended March 31, 2021. We have experienced a significant increase in demand and consumption of certain of our product categories (fabric, home cleaning and hygiene products) primarily in North America, caused in part by changing consumer habits, pantry stocking and retailer inventory replenishment, due to the COVID-19 pandemic, contributing to increases in net sales, net earnings and cash flows. At the same time, we experienced a decrease in net sales due to the economic slowdown and restricted consumer movements in certain regions, including IMEA (India, Middle East and Africa) and Asia Pacific, in certain channels, including travel retail and professional, and in certain of our beauty and grooming products. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. Demand in certain countries in Latin America, Asia Pacific, and IMEA may be particularly susceptible to recession. It could also lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. We believe that over the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the timing and extent of demand recovery in certain markets in Asia Pacific, IMEA and Latin America, the resumption of international travel, the timing and impact of potential consumer pantry destocking in markets including North America and Europe, and product demand volatility caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales, net earnings and cash flows during and subsequent to the duration of the pandemic. Our retail customers are also being impacted by the pandemic. Their success in addressing the issues and maintaining their operations could impact consumer access to, and as a result, sales of our products.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow actions recommended by governments and health authorities, including on vaccine administration, to protect our employees world-wide, with particular measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of the majority of our products. While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets in Asia Pacific and IMEA in the first months of the pandemic due primarily to the restriction of employee movements as well as increased transportation and manufacturing costs. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we continue manufacturing and distributing our products during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example, a closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials) that could impact our operations.
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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2021
The following discussion provides a review of results for the three months ended March 31, 2021 versus the three months ended March 31, 2020.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2021	2020	% Chg
Net sales	$18,109	$17,214	5%
Operating income	3,785	3,453	10%
Net earnings	3,249	2,957	10%
Net earnings attributable to Procter & Gamble	3,269	2,917	12%
Diluted net earnings per common share	1.26	1.12	13%
Core net earnings per common share	1.26	1.17	8%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2021	2020	Basis Pt Chg
Gross margin	50.7%	49.4%	130
Selling, general & administrative expense	29.8%	29.3%	50
Operating income	20.9%	20.1%	80
Earnings before income taxes	21.4%	20.3%	110
Net earnings	17.9%	17.2%	70
Net earnings attributable to Procter & Gamble	18.1%	16.9%	120

Net Sales
Net sales for the quarter increased 5% to $18.1 billion while unit volume was unchanged. Increased pricing had a 2% positive impact to net sales. Mix had a 2% positive impact to net sales, driven by the disproportionate growth of the North America region, the Home Care, Appliances and Oral Care businesses, and super premium products within Skin and Personal Care, all of which have higher than company-average selling prices. Favorable foreign exchange had a 1% positive impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4% while organic volume was unchanged. Net sales increased high single digits in Beauty and Fabric & Home Care, increased mid-single digits in Grooming and Health Care and was unchanged in Baby, Feminine & Family Care. On a regional basis, volume increased double digits in Greater China and increased low single digits in North America and IMEA, partially offset by a mid-single digits decrease in Europe and a low single digit decrease in Asia Pacific. Volume was unchanged in Latin America.

	Net Sales Change Drivers 2021 vs. 2020 (Three Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	2%	2%	2%	2%	3%	—%	9%
Grooming	—%	—%	—%	2%	2%	—%	4%
Health Care	—%	—%	1%	—%	3%	—%	4%
Fabric & Home Care	3%	3%	1%	2%	2%	—%	8%
Baby, Feminine & Family Care	(4)%	(4)%	1%	2%	1%	—%	—%
Total Company	—%	—%	1%	2%	2%	—%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 130 basis points to 50.7% of net sales for the quarter. Gross margin benefited from:
•120 basis points of gross manufacturing cost savings projects (90 basis points net of product and packaging reinvestments),
•80 basis points of help from higher pricing, and
•100 basis points of help due to lower restructuring costs versus the base period
These benefits were partially offset by a 60 basis point decline from unfavorable mix (due to the disproportionate growth of the Home Care and Appliances categories which have lower than company-average margins) and other impacts, a 50 basis-point decline from unfavorable foreign exchange and a 30 basis-point decline due to higher commodity costs.
Total SG&A spending increased 7% to $5.4 billion due to increases in both marketing spending and overhead costs. SG&A as a percentage of net sales increased 50 basis points to 29.8% due to an increase in marketing spending and overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales increased 50 basis points due to investments in media, partially offset by the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending. Overhead costs as a percentage of net sales increased 20 basis points primarily due to inflation and other cost increases and higher restructuring charges versus the base period, partially offset by the positive scale impacts of the net sales increase and productivity savings. Other net operating costs as a percentage of net sales decreased 30 basis points due to a reduction in foreign exchange transactional charges. Productivity-driven cost savings delivered 90 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $106 million for the quarter, a nominal increase versus the prior year period. Interest income was $11 million for the quarter, a $28 million decrease versus the prior year period due to lower U.S. interest rates. Other non-operating income was $187 million, an increase of $81 million primarily due to an unrealized gain on an equity investment that became publicly traded in the current period.
Income Taxes
For the three months ended March 31, 2021, the effective tax rate increased 70 basis points versus the prior year period to 16.2% due to:
•a 100 basis-point increase from lower excess tax benefits of share-based compensation (180 basis-point reduction in the current period versus 280 basis-point reduction in the prior year period),
•a 150 basis-point increase related to the prior year tax benefit arising from transactions to simplify our legal entity structure, and
•a 10 basis-point increase from unfavorable impacts from the geographic mix of current year earnings.
These increases are partially offset by:
•a 155 basis-point decrease from higher current period deductions for foreign-derived intangible income, and
•a 35 basis-point decrease from discrete impacts related to uncertain tax positions (65 basis-point favorable impact in the current year versus a 30 basis-point favorable impact in the prior year period).
Net Earnings
Operating income increased $332 million, or 10%, to $3.8 billion for the quarter, due to the net sales increase and the increase in gross margin, partially offset by the increase in SG&A as a percentage of sales, all of which are described above. Net earnings increased $292 million, or 10%, to $3.2 billion as the increases in operating income and other non-operating income discussed above were partially offset by the increase in income taxes. Foreign exchange had a nominally positive impact on net earnings for the quarter, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $352 million, or 12%, to $3.3 billion for the quarter. Diluted net earnings per share increased 13% to $1.26 versus the base period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding. Diluted net EPS increased 8% versus the base period Core EPS which represents diluted net earnings per share excluding incremental restructuring charges in the base period related to our productivity and cost savings plans.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2021
The following discussion provides a review of results for the nine months ended March 31, 2021 versus the nine months ended March 31, 2020.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2021	2020	% Chg
Net sales	$57,172	$53,252	7%
Operating income	14,446	12,225	18%
Net earnings	11,444	10,317	11%
Net earnings attributable to Procter & Gamble	11,400	10,227	11%
Diluted net earnings per common share	4.37	3.89	12%
Core net earnings per common share	4.53	3.96	14%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2021	2020	Basis Pt Chg
Gross margin	52.2%	50.6%	160
Selling, general & administrative expense	27.0%	27.6%	(60)
Operating income	25.3%	23.0%	230
Earnings before income taxes	24.6%	23.2%	140
Net earnings	20.0%	19.4%	60
Net earnings attributable to Procter & Gamble	19.9%	19.2%	70
Net Sales
Net sales for the nine months ended March 31, 2021 increased 7% to $57.2 billion on a 4% increase in unit volume. Increased pricing had a 1% positive impact to net sales. Mix had a 2% positive impact to net sales driven by the disproportionate growth of the North America region and the Home Care and Appliances categories, all of which have higher than company-average selling prices. Foreign exchange had no net impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also increased 7% on a 4% increase in organic volume. Net sales increased double digits in Fabric & Home Care, increased high single digits in Beauty and Health Care, increased mid-single digits in Grooming and increased low single digits in Baby, Feminine & Family Care. On a regional basis, volume increased high single digits in North America and in Greater China driven by innovation and increased demand, particularly in household cleaning and personal hygiene products due in part to the COVID-19 pandemic. Volume increased low single digits in Latin America and IMEA, partially offset by a low single digits decrease in Asia Pacific. Volume was unchanged in Europe.

	Net Sales Change Drivers 2021 vs. 2020 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	4%	4%	—%	2%	1%	—%	7%
Grooming	3%	3%	(1)%	2%	1%	—%	5%
Health Care	4%	4%	—%	1%	3%	—%	8%
Fabric & Home Care	7%	7%	—%	1%	3%	—%	11%
Baby, Feminine & Family Care	1%	1%	—%	1%	1%	—%	3%
Total Company	4%	4%	—%	1%	2%	—%	7%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 160 basis points to 52.2% of net sales for the fiscal year to date period. Gross margin benefited from:
•140 basis points of gross manufacturing cost savings projects (120 basis points net of product and packaging reinvestments),
•60 basis points of help from higher pricing,
•50 basis points of help due to lower restructuring costs versus the base period, and
•20 basis points of lower commodity costs
These benefits were partially offset by a 50 basis-point decline from unfavorable foreign exchange and a 40 basis point decline from unfavorable mix (due to the disproportionate growth of Home Care and Appliances categories which have lower than company-average margins, as well as mix within segments due to the growth of lower margin product forms and large sizes in certain categories) and other impacts.
Total SG&A spending increased 5% to $15.4 billion primarily due to increases in both marketing spending and overhead costs. SG&A as a percentage of net sales decreased 60 basis points to 27% primarily due to a reduction in overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales was unchanged as the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, were offset by reinvestments in media. Overhead costs as a percentage of net sales declined 40 basis points due to the positive scale impacts of the net sales increase and productivity savings, partially offset by higher restructuring costs versus the base period, inflation and other cost increases. Other net operating costs as a percentage of net sales decreased 20 basis points due to a reduction in foreign exchange transactional charges. Productivity-driven cost savings delivered 100 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $385 million for the fiscal year to date, an increase of $77 million versus the prior year period due to higher average interest rates driven by a higher proportion of fixed rate debt. Interest income was $30 million for the fiscal year to date, a $103 million decrease versus the prior year period due to lower U.S. interest rates. Other non-operating expense was $40 million, a change of $363 million versus the prior year non-operating income of $323 million, primarily due to current period charges of $512 million for early debt extinguishment ($427 million after tax), partially offset by an unrealized gain on an equity investment that became publicly traded in the current period and an increase in net non-operating benefits on defined benefit retirement plans caused by annual updates to actuarial assumptions.
Income Taxes
For the nine months ended March 31, 2021, the effective tax rate increased 200 basis points versus the prior year period to 18.6% due to:
•a 70 basis-point increase from unfavorable impacts from the geographic mix of current year earnings, caused primarily by disproportionately higher sales and earnings in the U.S.,
•a 130 basis-point increase related to the prior year tax benefit arising from transactions to simplify our legal entity structure,
•a 10 basis-point increase from the impact of the early extinguishment of debt in the current year, and
•a 10 basis-point increase from lower excess tax benefits of share-based compensation (170 basis-point reduction in the current period versus 180 basis-point reduction in the prior year period).
These increases are partially offset by:
•a 10 basis-point decrease from the higher current period deduction for foreign-derived intangible income, and
•a 10 basis-point decrease from discrete impacts related to uncertain tax positions (25 basis-point favorable impact in the current year versus a 15 basis-point favorable impact in the prior year period).
Net Earnings
Operating income increased $2.2 billion, or 18%, to $14.4 billion for the nine months ended March 31, 2021, due to the net sales increase, the increase in gross margin and the decrease in SG&A as a percentage of sales, all of which are described above. Net earnings increased $1.1 billion, or 11%, to $11.4 billion for the fiscal year to date period primarily due to the increase in operating income, partially offset by the increase in other non-operating expense (driven by the early debt extinguishment charge) and the increase in the effective tax rate. Foreign exchange had a negative impact of approximately $168 million on net earnings for the fiscal year to date period, including both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $1.2 billion, or 11%, to $11.4 billion for the fiscal year to date period. Diluted net earnings per share increased 12% to $4.37. Core net earnings per share increased 14% to $4.53. Core EPS represents diluted net earnings per share excluding current period charges for the early extinguishment of debt and incremental restructuring charges in the base period related to our productivity and cost savings plans.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2021
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three- and nine month-periods ended March 31, 2021 is provided based on a comparison to the same three- and nine-month periods ended March 31, 2020. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and nine months ended March 31, 2021 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2021
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,316	9%	$721	30%	$577	32%
Grooming	1,438	4%	314	3%	256	1%
Health Care	2,356	4%	484	(7)%	377	(8)%
Fabric & Home Care	6,275	8%	1,348	6%	1,027	7%
Baby, Feminine & Family Care	4,604	—%	1,133	—%	871	1%
Corporate	120	N/A	(123)	N/A	141	N/A
Total Company	$18,109	5%	$3,877	11%	$3,249	10%

	Nine Months Ended March 31, 2021
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$10,907	7%	$3,145	16%	$2,508	16%
Grooming	4,774	5%	1,277	4%	1,063	4%
Health Care	7,573	8%	1,993	11%	1,557	13%
Fabric & Home Care	19,417	11%	4,689	21%	3,626	23%
Baby, Feminine & Family Care	14,185	3%	3,803	14%	2,924	15%
Corporate	316	N/A	(856)	N/A	(234)	N/A
Total Company	$57,172	7%	$14,051	14%	$11,444	11%
Beauty
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Beauty net sales increased 9% to $3.3 billion during the third fiscal quarter on a 2% increase in unit volume. Higher pricing increased net sales by 2%. Favorable mix added 3% to net sales due to the disproportionate growth of the super premium SKII brand. Foreign exchange impacts increased net sales by 2%. Organic sales increased 7%. Global market share of the Beauty segment decreased 0.5 points.
•Hair Care net sales increased high single digits due to a mid-single digit increase in volumes and devaluation-related price increases. Organic sales also increased high single digits. The volume increase was driven by a more than 20% increase in Greater China (due to distribution growth and lower base period volume caused by pandemic-related shutdowns) and high single digits increase in North America (due to innovation and lower base period volume caused by pandemic-related supply constraints). Volume also increased double digits in IMEA and increased low single digits in Latin America due to innovation, partially offset by double digit decline in Europe due to category declines and devaluation related price increases in certain markets. Global market share of the Hair Care category was unchanged.
•Skin and Personal Care net sales increased double digits due to favorable mix impacts driven by the disproportionate growth of the super premium SKII brand, increased pricing and favorable foreign exchange impacts, partially offset by a mid-single digit decrease in volumes. Organic sales increased high single digits. Volume decreased mid-teens in IMEA, decreased double digits in Europe and Asia Pacific and decreased mid-single digits in North America, all primarily due to pandemic-related skin care and deodorant category declines. This was partially offset by high single digits volume growth in Greater China driven by increased consumption of personal care products due to the pandemic. Global market share of the Skin and Personal Care category decreased more than half a point.
Net earnings increased 32% to $577 million due to the increase in net sales and a 300 basis-point increase in net earnings margin. The net earnings margin increased due to a reduction in SG&A as a percentage of net sales and an increase in gross margin. The gross margin increase was driven by the positive impacts of manufacturing cost savings and increased pricing, partially offset by increased commodity costs. The decrease in SG&A as a percentage of net sales was primarily due to the positive scale impacts of the net sales increase.
Nine months ended March 31, 2021 compared with nine months ended March 31, 2020
Beauty fiscal year to date net sales increased 7% to $10.9 billion on a 4% increase in unit volume. Higher pricing increased net sales by 2%. Favorable mix added 1% to net sales due to the disproportionate growth of the super premium SKII brand. Foreign exchange had no net impact to net sales. Organic sales increased 6%. Global market share of the Beauty segment decreased 0.7 points.
•Hair Care net sales increased mid-single digits due to a mid-single digit increase in volumes and increased pricing, partially offset by unfavorable foreign exchange impacts. Organic sales increased high single digits. The volume increase was driven by a mid-teens increase in Greater China (due to market growth, distribution growth and to a lesser extent the low base period due to pandemic-related shutdowns) and mid-single digits increases in North America, Latin America and IMEA (due to innovation and increased demand following pandemic-related shutdowns), partially offset by a mid-single digits decrease in Europe due to pandemic-related consumption declines. Global market share of the Hair Care category was unchanged.
•Skin and Personal Care net sales increased high single digits due to a low single digit increase in volumes, favorable mix due to the disproportionate growth of the super premium SKII brand, increased pricing and favorable foreign exchange impacts. Organic sales increased mid-single digits. Volume grew double digits in Greater China and grew low single digits in North America driven by increased consumption of personal care products due to the pandemic, partially offset by double digits volume decrease in IMEA due to pandemic-related category declines. Global market share of the Skin and Personal Care category decreased less than a point.
Net earnings increased 16% to $2.5 billion due to the increase in net sales and a 170 basis-point increase in net earnings margin. The net earnings margin increased due to a reduction in SG&A as a percentage of net sales and an increase in gross margin. The gross margin increase was primarily driven by manufacturing cost savings and increased selling prices, partially offset by the negative impacts of unfavorable mix due to the disproportionate growth of hair care which has lower than segment-average gross margins. The decrease in SG&A as a percentage of net sales was primarily due to the positive scale impacts of the net sales increase.
Grooming
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Grooming net sales increased 4% to $1.4 billion during the third fiscal quarter on unit volume that was unchanged. Pricing had a positive 2% impact on net sales. Favorable mix had a positive 2% impact on net sales due to the disproportionate growth of Appliances category which has higher than segment-average selling prices. Foreign exchange had no net impact to net sales. Organic sales also increased 4%. Global market share of the Grooming segment decreased 0.3 points.
•Shave Care net sales were unchanged as a low single digits volume decrease, unfavorable foreign exchange impacts and unfavorable mix impact (due to the disproportionate growth of IMEA which has lower than category-average selling prices), were offset by devaluation-related price increases. Organic sales were also unchanged. Volume decreased high single digits in Europe and Asia Pacific primarily due to pandemic-related consumption decline. This was partially offset by double digit volume growth in IMEA (due to innovation), high single digit growth in Greater China (due to market growth) and low single digit growth in North America (due to innovation and a lower base period due to pandemic-related distribution capacity limitations). Global market share of the Shave Care category was unchanged.
•Appliances net sales increased more than 30% primarily due to a high teens volume increase, favorable foreign exchange impacts, increased pricing and favorable mix due to the disproportionate growth of premium products. Organic sales increased more than 20%. Volume increased more than 20% in Europe and increased mid-teens in North America due to innovation and increased consumption of at-home grooming and styling products driven by the pandemic. Global market share of the Appliances category increased more than 3 points.
Net earnings increased 1% to $256 million due to the increase in net sales partially offset by a 60 basis-point decrease in net earnings margin. The net earnings margin decreased due to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin reduction was driven by unfavorable foreign exchange impacts and the negative impact of unfavorable mix (due to the disproportionate growth of Appliances, which has lower than segment-average margins), partially offset by manufacturing cost savings and increased selling prices. SG&A as a percentage of net sales decreased primarily due to a reduction in overhead costs, driven by productivity savings and the positive scale impacts of the net sales increase, partially offset by an increase in marketing spending.
Nine months ended March 31, 2021 compared with nine months ended March 31, 2020
Grooming fiscal year to date net sales increased 5% to $4.8 billion on a 3% increase in unit volume. Foreign exchange had a negative 1% impact on net sales. Higher pricing increased net sales by 2%. Favorable mix had a 1% positive impact to net sales due to the disproportionate growth of the Appliances category, which has higher than segment-average selling prices. Organic sales also increased 5%. Global market share of the Grooming segment decreased 0.8 points.
•Shave Care net sales decreased low single digits primarily due to unfavorable foreign exchange impacts and unfavorable mix (due to the disproportionate growth of lower priced products in IMEA and Latin America), partially offset by a low single digit increase in volume and devaluation-related price increases. Organic sales were unchanged. Volume increased mid-teens in IMEA, increased mid-single digits in Greater China and Latin America and increased low single digits in North America due to product innovation and increased distribution in certain markets. This was partially offset by mid-single digit decreases in Europe and Asia Pacific primarily due to pandemic-related consumption declines. Global market share of the Shave Care category was unchanged.
•Appliances net sales increased more than 30% primarily due to a more than 20% increase in volume, favorable foreign exchange impacts, increased pricing and favorable mix due to the disproportionate growth of premium products. Organic sales increased around 30%. Volume increased in all regions led by a more than 30% increase in Europe and North America and a double digit increase in Asia Pacific due to innovation and increased consumption of at-home grooming and styling products driven by the pandemic. Global market share of the Appliances category increased more than two points.
Net earnings increased 4% to $1.1 billion due primarily to the increase in net sales. Net earnings margin was unchanged for the period as a reduction in SG&A as a percentage of net sales was offset by a reduction in gross margin. Gross margin decreased due to unfavorable foreign exchange impacts and unfavorable mix impacts (due to the disproportionate growth of the IMEA region and the Appliances category, both of which have lower than segment-average margins), partially offset by manufacturing cost savings and increased selling prices. SG&A as a percentage of net sales decreased due to productivity savings and the positive scale impacts of the net sales increase, partially offset by a favorable legal settlement in the base period.
Health Care
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Health Care net sales increased 4% to $2.4 billion during the third fiscal quarter on unit volume that was unchanged. Favorable mix increased net sales by 3% due to the disproportionate growth of premium power brush. Foreign exchange had a 1% positive impact on net sales. Pricing had no net impact to net sales. Organic sales increased 3%. Global market share of the Health Care segment increased 2 points.
•Oral Care net sales increased double digits due to a low single digit increase in volume, favorable mix impacts due to the disproportionate growth of premium power brush and favorable foreign exchange impacts. Organic sales increased high single digits. The volume increase was driven by a more than 20% growth in IMEA (due to innovation), mid-teens growth in Greater China (due to innovation and a low base period volume due to pandemic-related lockdowns) and low single digits growth in North America (due to innovation and increased marketing spending). These volume increases were partially offset by a high single digits decline in Latin America (due to competitive activity and devaluation-related price increases) and a mid-single digits decline in Europe (due to pandemic-related lockdowns in the current period and higher base period volume due to pandemic-related pantry loading). Global market share of the Oral Care category increased more than half a point.
•Personal Health Care net sales decreased mid-single digits versus the prior year period due primarily to a mid-single digit decrease in volume. Favorable geographic mix marginally improved net sales due to the disproportionate decline of certain markets in IMEA which have lower than category-average selling prices. Organic sales also decreased mid-single digits. The volume decrease was driven by a high single digits decline in Europe and mid-single digits declines in North America and IMEA primarily driven by a lower than average cough, cold and flu season in the current period and higher base period volume due to pandemic-related pantry loading, partially offset by a mid-teens volume increase in Asia Pacific due to innovation and increased marketing spending. Global market share of the Personal Health Care category increased more than a point.
Net earnings decreased 8% to $377 million due to a 200 basis-point decrease in net earnings margin, partially offset by the increase in net sales. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The decrease in gross margin was driven by unfavorable mix impacts (due to the disproportionate growth of the Oral care category, which has lower than segment-average margins and the decline in higher-margin respiratory products), and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings. SG&A as a percentage of net sales increased primarily due to an increase in marketing spending.
Nine months ended March 31, 2021 compared with nine months ended March 31, 2020
Health Care fiscal year to date net sales increased 8% to $7.6 billion on a 4% increase in unit volume. Favorable mix increased net sales by 3% due to the disproportionate growth of the North America region and premium power brush and paste products, both of which have higher than segment-average selling prices. Increased pricing had a positive 1% impact to net sales. Foreign exchange had no net impact to net sales. Organic sales also increased 8%. Global market share of the Health Care segment increased 1.7 points.
•Oral Care net sales increased double digits due to a mid-single digit increase in volume and favorable mix impacts from the disproportionate growth of premium power brush and paste products. Organic sales also increased double digits. The volume increase was driven by mid-teens growth in IMEA, double digit growth in Greater China, mid-single digit growth in North America and low single digits growth in Europe driven by innovation and increased marketing spending. Global market share of the Oral Care category increased a point.
•Personal Health Care net sales increased low single digits versus the prior year period due to a low single digit increase in volume and increased pricing, partially offset by unfavorable foreign exchange impacts. Organic sales also increased low single digits. The volume increase was driven by double digits growth in Asia Pacific, high single digits growth in Latin America, mid-single digits growth in North America and low single digits growth in IMEA, driven by innovation, increased consumption of certain health care products and increased marketing spending. Global market share of the Personal Health Care category increased more than a point.
Net earnings increased 13% to $1.6 billion due to the increase in net sales and a 90 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a decrease in SG&A as a percentage of net sales and a gain on a minor brand divestiture in the current period, partially offset by a decrease in gross margin. The decrease in gross margin was driven by unfavorable mix impacts (due to the disproportionate growth of the Oral Care category, which has lower than segment-average margins and the decline of higher-margin respiratory products), and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase, productivity savings and a reduction in other operating expenses due to costs related to the Merck OTC consumer healthcare acquisition in the base period, partially offset by increased marketing spending.
Fabric & Home Care
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Fabric & Home Care net sales increased 8% to $6.3 billion during the third fiscal quarter on a 3% increase in unit volume. Positive mix impacts increased net sales by 2% due to the disproportionate growth of the North America region and the Home Care category, which have higher than segment-average prices. Higher pricing increased net sales by 2%. Foreign exchange had a 1% positive impact to net sales. Organic sales increased 7%. Global market share of the Fabric & Home Care segment increased 0.7 points.
•Fabric Care net sales increased mid-single digits due to a low single digit increase in volume, devaluation-related price increases, favorable foreign exchange impacts and positive mix impact due to the disproportionate growth of premium products and the North America region, both of which have higher than category-average selling prices. Organic sales increased low single digits. Increased volume was driven by more than 20% growth in Greater China (due to innovation and a lower base period due to pandemic-related lockdowns) and mid-single digits growth in North America (due to innovation and increased marketing spending), partially offset by a mid-single digits decline in Europe due to pandemic-related market contraction. Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased high teens, primarily due to a double digit increase in volume, increased pricing, a positive mix impact due to the disproportionate growth of premium products and the North America region, both of which have higher than category-average selling prices and favorable foreign exchange impact. Organic sales also increased high teens. The volume increase was primarily driven by mid-teens growth in North America and high single digits growth in Europe due to consumption increases related to the COVID-19 pandemic, product innovation and increased marketing spending. Global market share of the Home Care category increased more than half a point.
Net earnings increased 7% to $1.0 billion primarily due to the increase in net sales. Net earnings margin was unchanged as an increase in gross margin was offset by an increase in SG&A as a percentage of sales. The gross margin increase was driven by increased selling prices and manufacturing cost savings, partially offset by unfavorable mix impacts due to the disproportionate growth of products with lower than segment-average margins, unfavorable foreign exchange impacts and an increase in commodity costs. SG&A as a percentage of net sales increased primarily due to an increase in marketing spending, partially offset by the positive scale benefits of the net sales increase.
Nine months ended March 31, 2021 compared with nine months ended March 31, 2020
Fabric & Home Care fiscal year to date net sales increased 11% to $19.4 billion on a 7% increase in unit volume. Positive mix impacts increased net sales by 3% due to the disproportionate growth of the North America region and the Home Care category, both of which have higher than segment-average prices. Higher pricing increased net sales by 1%. Foreign exchange had no net impact to net sales. Organic sales also increased 11%. Global market share of the Fabric & Home Care segment increased 0.9 points.

•Fabric Care net sales increased high single digits due to a mid-single digit increase in volume, positive mix impact due to the disproportionate growth of premium products and the North America region and increased pricing. Organic sales increased mid-single digits. Increased volume was driven by double digit growth in North America and Greater China due to product innovation, incremental marketing spending and consumption increases related to the COVID-19 pandemic. These volume increases were partially offset by a low single digits decline in Europe and Asia Pacific due to market contraction and competitive activities. Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased more than 20% primarily due to a volume increase of around 20%, positive mix impact due to the disproportionate growth of premium products and the North America region, both of which have higher than segment-average prices, and increased pricing. Organic sales also increased more than 20%. Volume increased in all regions led by more than 20% growth in North America, high teens growth in Latin America, mid-teens growth in Europe, and high single digits growth in Asia Pacific (all due to consumption increases related to the COVID-19 pandemic), product innovation and incremental marketing spending. Global market share of the Home Care category increased more than half a point.
Net earnings increased 23% to $3.6 billion due to the increase in net sales and a 170 basis-point increase in net earnings margin. The net earnings margin increase was due to an increase in gross margin and a marginal decrease in SG&A as a percentage of sales. The gross margin increase was driven by manufacturing cost savings, increased selling prices and a reduction in commodity costs, partially offset by unfavorable foreign exchange impacts and unfavorable mix due to the disproportionate growth of products with lower than segment-average margins. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase, partially offset by an increase in marketing spending.
Baby, Feminine & Family Care
Three months ended March 31, 2021 compared with three months ended March 31, 2020
Baby, Feminine & Family Care net sales were unchanged at $4.6 billion during the third fiscal quarter on a 4% decrease in unit volume. Higher pricing increased net sales by 2%. Favorable mix had a 1% positive impact to net sales due to the disproportionate growth of premium products, including diaper pants and adult incontinence. Foreign exchange had a 1% positive impact to net sales. Organic sales decreased 1%. Global market share of the Baby, Feminine & Family Care segment decreased 0.6 points.
•Net sales in Baby Care decreased mid-single digits due to a high single digit decrease in volume, partially offset by favorable foreign exchange impact and positive mix impact due to the relatively lower decline of the North America region and the growth of premium products. Organic sales also decreased mid-single digits. Volume decreased mid-teens in Asia Pacific (due to competitive activity and category contraction in certain markets), decreased double digits in Greater China (due to competitive activity) and Europe (due to reduction in retailer inventories, competitive activity in certain markets and higher base period volume due to pandemic-related pantry loading), and decreased mid-single digits in North America (primarily due to higher base period volume due to pandemic-related pantry loading). Global market share of the Baby Care category decreased nearly half a point.
•Feminine Care net sales were unchanged as a mid-single digit volume decline was offset by a positive mix impact driven by the growth of the North America region and premium products and favorable foreign exchange impact. Organic sales decreased low single digits. Volume decreased high-teens in Europe (due to pandemic-related market declines in the current period and higher base period volume due to pandemic-related pantry loading) and decreased mid-single digits in Latin America (due to pandemic-related consumption declines and competitive activity). This was partially offset by a mid-single digits volume increase in Greater China and a low single digits increase in North America and IMEA, primarily due to innovation. Global market share of the Feminine Care category increased more than half a point.
•Net sales in Family Care, which is predominantly a North American business, increased mid-single digits primarily due to increased pricing (driven by lower consumer promotions). Volume was unchanged. Organic sales also increased mid-single digits. North America share of the Family Care category decreased more than two points.
Net earnings increased 1% to $871 million primarily due to a 20 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to higher selling prices, partially offset by unfavorable foreign exchange impacts and an increase in commodity costs. SG&A as a percentage of net sales increased primarily due to an increase in overhead costs.
Nine months ended March 31, 2021 compared with nine months ended March 31, 2020
Baby, Feminine & Family Care fiscal year to date net sales increased 3% to $14.2 billion on a 1% increase in unit volume. Higher pricing increased net sales by 1%. Favorable mix impact increased net sales by 1% due to the disproportionate growth of the North America region. Foreign exchange had no net impact to net sales. Organic sales also increased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.4 points.
•Net sales in Baby Care decreased low single digits due to a mid-single digit decrease in volume, partially offset by devaluation-related price increases and positive mix impact due to the growth of the North America region and premium products. Organic sales also decreased low single digits. Volume decreased double digits in Greater China (due to competitive activity and consumer pantry destocking), decreased high single digits in Latin America (due to market contraction), IMEA (due to pandemic-related retailer inventory reductions and market contraction), and Asia Pacific (due primarily to market contractions and competitive activity) and decreased mid-single digits in Europe (due to market contractions and competitive activity in certain markets). These volume decreases were partially offset by low single digits volume growth in North America due to consumption increase in certain products and innovation. Global market share of the Baby Care category decreased more than half a point.
•Feminine Care net sales increased mid-single digits due to increased pricing and positive mix impact of the growth of the North America region and premium products. This was partially offset by a low single digit decrease in global volume. Organic sales also increased mid-single digits. Volume decreased high single digits in Europe (due to pandemic-related consumption declines) and decreased mid-single digits in Latin America (due to competitive activity and pandemic-related consumption declines). Volume increased mid-single digits in North America (due to innovation) and in IMEA (primarily due to market growth and innovation). Global market share of the Feminine Care category increased less than a point.
•Net sales in Family Care, which is predominantly a North American business, increased double digits driven by a high single digit increase in volumes and increased pricing driven by lower consumer promotions, partially offset by unfavorable mix impact due to the disproportionate growth of larger pack sizes. Organic sales also increased double digits. The volume increase was driven by a pandemic-related consumption increase and pantry loading, and to a lesser extent, retailer inventory restocking. North America share of the Family Care category decreased more than a point.
Net earnings increased 15% to $2.9 billion due to the increase in net sales and a 200 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, and to a lesser extent, a decrease in SG&A as a percentage of net sales. Gross margin increased due to manufacturing cost savings, increased selling prices and a reduction in commodity costs, partially offset by unfavorable foreign exchange impacts. SG&A as a percentage of net sales decreased primarily due to the positive scale benefits of the net sales increase.
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
Corporate net sales improved by $4 million to $120 million for the quarter ended March 31, 2021 and increased $10 million to $316 million for the fiscal year to date. Corporate net earnings improved by $98 million in the quarter due to lower restructuring charges versus the base period and the current period unrealized gain on an equity investment that became publicly traded in the quarter, partially offset by a higher current period tax rate all of which have been described above. Corporate net earnings decreased $473 million for the fiscal year to date period, primarily due to the $427 million ($512 million before tax) current period charge for early debt extinguishment, higher interest expense, lower interest income, and the higher current year tax rate, partially offset by lower restructuring charges versus the base period and the current period unrealized gain from an equity investment, all of which have been described above.
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

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $14.3 billion of cash from operating activities fiscal year to date, an increase of $1.7 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, loss on extinguishment of debt, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $14.2 billion of operating cash flow. Working capital and other impacts generated $53 million of cash in the period. Accounts receivable increased, using $604 million of cash, primarily due to sales growth. Days sales outstanding also increased about two days driven by higher relative amount of sales towards the end of the quarter. Inventory increased, consuming $399 million of cash primarily due to business growth, increased safety stock levels during the COVID-19 pandemic and commodity cost increases. Accounts payable, accrued and other liabilities increased, generating $1.0 billion of cash. About half of this increase was driven by extended payment terms to suppliers. The remaining increase is due to higher marketing spending and to support the increase in inventory. These increases were partially offset by the payment of prior fiscal year-end incentive compensation and other salary-related accruals.
Investing Activities
Investing activities used $2.0 billion of cash fiscal year to date primarily due to capital expenditures.
Financing Activities
Financing activities used $18.4 billion of cash fiscal year to date. We used $8.0 billion for treasury stock purchases and $6.1 billion for dividends. We used $5.8 billion for net debt reductions, including $512 million for early debt extinguishment costs related to the early retirement of $2.3 billion of debt. The exercise of stock options and other financing activities generated $1.5 billion of cash.
As of March 31, 2021, our current liabilities exceeded current assets by $9.4 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
We do not view the above items to be part of our sustainable results and their exclusion from Core earnings measures provides a more comparable measure of year-over-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

Organic sales growth:

Three Months Ended March 31, 2021	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	9%	(2)%	—%	7%
Grooming	4%	—%	—%	4%
Health Care	4%	(1)%	—%	3%
Fabric & Home Care	8%	(1)%	—%	7%
Baby, Feminine & Family Care	—%	(1)%	—%	(1)%
Total Company	5%	(1)%	—%	4%
(1)Acquisitions/Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Nine Months Ended March 31, 2021	Net Sales Growth	Foreign Exchange	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	7%	—%	(1)%	6%
Grooming	5%	1%	(1)%	5%
Health Care	8%	—%	—%	8%
Fabric & Home Care	11%	—%	—%	11%
Baby, Feminine & Family Care	3%	—%	—%	3%
Total Company	7%	—%	—%	7%
(1)Acquisitions/Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Nine Months Ended March 31, 2021
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$14,250	$(2,073)	$225	$12,402

Adjusted free cash flow productivity (dollar amounts in millions):

Nine Months Ended March 31, 2021
Adjusted Free Cash Flow	Net Earnings	Early Debt Extinguishment Charges	Net Earnings Excluding Adjustments	Adjusted Free Cash Flow Productivity
$12,402	$11,444	$427	$11,871	104%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	AS REPORTED (GAAP)	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	3,269	2,917	141	3,058
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.26	$1.12	$0.05	$1.17
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) MEASURES VERSUS PRIOR YEAR NON-GAAP (CORE) MEASURES (1)
NET EARNINGS ATTRIBUTABLE TO P&G	7%
EPS	8%
(1)Change versus year ago is calculated based on As Reported (GAAP) values for the three months ended March 31, 2021 versus the Non-GAAP (Core) values for the three months ended March 31, 2020.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Nine Months Ended March 31, 2021			Nine Months Ended March 31, 2020
	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	NON-GAAP (CORE)	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	11,400	427	11,827	10,227	189	10,416
			Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$4.37	$0.16	$4.53	$3.89	$0.07	$3.96
(1)Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE NET EARNINGS ATTRIBUTABLE TO P&G	14%
CORE EPS	14%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2020. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chairman of the Board, President and Chief Executive Officer, David S. Taylor, and the Company’s Chief Financial Officer, Andre Schulten, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Taylor and Schulten have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Taylor and Schulten, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K/A for the year ended June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2021 - 1/31/2021	5,172,115	$135.34	5,172,115	(3)
2/01/2021 - 2/28/2021	10,121,457	$128.44	10,121,457	(3)
3/01/2021 - 3/31/2021	7,791,329	$128.35	7,791,329	(3)
Total	23,084,901	$129.96	23,084,901
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
(3)On April 20, 2021, the Company stated that in fiscal year 2021 the Company expects to reduce outstanding shares through direct share repurchases at a value of approximately $11 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016).

3-2	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016).

10-1	Company’s Form of Separation Letter & Release* +

10-2	Company’s Form of Separation Agreement & Release* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

April 20, 2021	/s/ MICHAEL G. HOMAN
Date	(Michael G. Homan)
Senior Vice President - Chief Accounting Officer

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

10-1	Company’s Form of Separation Letter & Release +

10-2	Company’s Form of Separation Agreement & Release +

31.1	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.