Form 10-K
period 2021-06-30
PROCTER & GAMBLE Co
filed 2021-08-06
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 TRUE
For the Fiscal Year Ended June 30, 2021
OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 False
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☑ No ☐ TRUE
The aggregate market value of the voting stock held by non-affiliates amounted to $341 billion on December 31, 2020.
There were 2,427,424,874 shares of Common Stock outstanding as of July 31, 2021.

Documents Incorporated by Reference
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2021 (2021 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 1
PART I

Item 1. Business.
The Procter & Gamble Company (the Company) is focused on providing branded products of superior quality and value to improve the lives of the world's consumers, now and for generations to come. The Company was incorporated in Ohio in 1905, having first been established as a New Jersey corporation in 1890, and was built from a business founded in Cincinnati in 1837 by William Procter and James Gamble. Today, our products are sold in more than 180 countries and territories.
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
Key Customers. Our customers include mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. These customers sell our products to individual consumers. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 15% of our total sales in 2021, 2020 and 2019. No other customer represents more than 10% of our total sales. Our top ten customers accounted for approximately 39% of our total sales in 2021, 38% in 2020 and 36% in 2019.
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

2 The Procter & Gamble Company
promotions and other marketing vehicles to build awareness and trial of our brands and products in conjunction with our sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important differentiating factors.
Government Regulation. Our Company is subject to a wide variety of laws and regulations across the countries in which we do business. In the United States, many of our products and manufacturing operations are subject to one or more federal or state regulatory agencies, including the U.S. Food and Drug Administration (FDA), the Environmental Protection Agency (EPA), the Occupational Safety and Health Administration (OSHA), the Federal Trade Commission (FTC), and the Consumer Product Safety Commission (CPSC). We are also subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act, and antitrust and competition laws and regulations that govern our dealings with suppliers, customers, competitors, and government officials.
In addition, many foreign jurisdictions in which we do business have regulations and regulatory bodies that govern similar aspects of our operations and products, in some cases to an even more significant degree. We are also subject to expanding laws and regulations related to environmental protection, non-financial reporting and diligence, labor and employment, trade, taxation, and data privacy and protection, including the European Union’s General Data Protection Regulation (GDPR) and similar regulations in states within the United States and in countries around the world. For additional information on the potential impacts of global legal and regulatory requirements on our business, see “Item 1A. Risk Factors” herein.
The Company has in place compliance programs and internal and external experts to help guide our business in complying with these and other existing laws and regulations that apply to us around the globe; and we have made, and plan to continue making, necessary expenditures for compliance with these laws and regulations. We also expect that our many suppliers, consultants, and other third parties working on our behalf share our commitment to compliance, and we have policies and procedures in place to manage these relationships, though they inherently involve a lesser degree of control over operations and governance. We do not expect that the Company’s expenditures for compliance with current government regulations, including current environmental regulations, will have a material effect on our total capital expenditures, earnings, or competitive position in fiscal year 2022 as compared to prior periods.
Human Capital. Our employees are a key source of competitive advantage and their actions, guided by our Purpose, Values and Principles (PVPs), are critical to the long- term success of our business. As of June 30, 2021, the Company had approximately 101,000 employees, an increase of two percent versus the prior year due primarily to business growth. The total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures. As of June
30, 2021, 49% of our employees are in manufacturing roles and 26% of our employees are located in the United States.
We focus on attracting, developing and retaining skilled, diverse talent, including recruiting from among the best universities across the markets in which we compete and are generally able to select from the top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. Our employees’ holistic growth and full engagement is particularly important, as we primarily have a develop-from-within model for staffing our senior leadership positions. We aim to retain our talented employees by offering competitive compensation and benefits, strong career development and a respectful and inclusive culture that provides equal opportunity for all.
As a consumer products company, we believe that it is important for our workforce to reflect the diversity of our consumers. We also seek to foster an inclusive work environment where each individual can bring their whole self, which helps drive innovation and enables us to better serve our consumers. We aspire to achieve equal gender representation globally and at key management and leadership levels. As of June 30, 2021, 40% of our global employees are women. In the U.S. workforce, we are progressing towards our aspiration of 40% multicultural representation overall as well as at management and leadership levels. As of June 30, 2021, 26% of our U.S. employees identify as multicultural.
Our compensation plans are based on the principles of paying for performance, paying competitively versus peer companies that we compete with for talent and in the marketplace, and focusing on long-term success through a combination of short-term and long-term incentive plans. We also offer competitive benefit programs, including retirement plans and health insurance in line with local country practices with flexibility to accommodate the needs of a diverse workforce.
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

The Procter & Gamble Company 3
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

MACROECONOMIC CONDITIONS AND RELATED FINANCIAL RISKS
Our business is subject to numerous risks as a result of our having significant operations and sales in international markets, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility.
We are a global company, with operations in approximately 70 countries and products sold in more than 180 countries and territories around the world. We hold assets, incur liabilities, generate sales and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than fifty percent of our annual net sales. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Further, we have a significant amount of foreign currency debt and derivatives as part of our capital markets activities. The maturity cash outflows of these instruments could be adversely impacted by significant appreciation of foreign currency exchange rates (particularly the Euro), which could adversely impact our overall cash flows. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A, and the Consolidated Financial Statements and related Notes.
We also have businesses and maintain local currency cash balances in a number of countries with currency exchange, import authorization, pricing or other controls or restrictions, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Our results of operations, financial condition and cash flows could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
Additionally, our business, operations or employees have been and could continue to be adversely affected (including by the need to de-consolidate or even exit certain businesses in particular countries) by political volatility, labor market disruptions or other crises or vulnerabilities in individual countries or regions, including political instability or upheaval, broad economic instability or sovereign risk related to a default by or deterioration in the creditworthiness of local governments, particularly in emerging markets.
Uncertain economic or social conditions may adversely impact demand for our products or cause our customers and other business partners to suffer financial hardship, which could adversely impact our business.
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may in the future include: a slow-down or recession in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; significant social unrest; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient sales, income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
Disruptions in credit markets or to our banking partners or changes to our credit ratings may reduce our access to credit or overall liquidity.
A disruption in the credit markets or a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, we rely on top-tier banking partners in key markets around the world, who themselves face economic, societal, political, and other risks, for access to credit and to facilitate collection and payment programs. A disruption to one or more of these top-tier partners could impact our ability to draw on existing credit facilities or otherwise adversely affect our cash flows.
Changing political conditions could adversely impact our business and financial results.
Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. Results of elections, referendums or other political processes in certain markets in which our products

4 The Procter & Gamble Company
are manufactured, sold or distributed (such as the United Kingdom's withdrawal from the European Union) could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, new or increased tariffs, trade barriers and market contraction, could adversely affect the Company’s results of operations and cash flows.

BUSINESS OPERATIONS RISKS
Our business results depend on our ability to manage disruptions in our global supply chain.
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes or controversies, loss or impairment of key manufacturing sites, discontinuity or disruptions in our internal information and data systems, inability to procure sufficient raw or input materials (including water, recycled materials, and materials that meet our labor standards), significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks or other external factors over which we have no control, have at times interrupted and could, in the future, interrupt product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition, results of operations or cash flows.
Our businesses face cost fluctuations and pressures that could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities (including certain petroleum-derived materials like resins and paper-based materials like pulp) and raw and packaging materials and the costs of labor, transportation (including trucks and containers), energy, pension and healthcare. Inflation pressures could also result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows.
The ability to achieve our business objectives depends on how well we can compete with our local and global competitors in new and existing markets and channels.
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, we experience ongoing competitive pressures in the environments in which we operate, which may result in challenges in maintaining sales and profit margins. To address these challenges, we must be able to successfully respond to competitive factors and emerging retail trends, including pricing, promotional incentives, product delivery windows and trade terms. In addition, evolving sales channels and business models may affect customer and consumer preferences as well as market dynamics, which, for example, may be seen in the growing consumer preference for shopping online, ease of competitive entry into certain categories, and growth in hard discounter channels. Failure to successfully respond to competitive factors and emerging retail trends, and effectively compete in growing sales channels and business models, particularly e-commerce and mobile or social commerce applications, could negatively impact our results of operations or cash flows.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which include mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. Our success depends on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued concentration among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer on trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of or shelf space allocated to our products as a result of increased offerings of other branded manufacturers, private label brands and generic non-branded products or for other reasons, significantly tighten product delivery windows or experience a significant business disruption.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success directly depends on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results of operations or cash flows could also be negatively impacted if the Company or one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, defects or impurities in our products, product

The Procter & Gamble Company 5
misuse, changing consumer perceptions of certain ingredients, negative perceptions of packaging (such as plastic and other petroleum- based materials), lack of recyclability or other environmental impacts, concerns about actual or alleged labor or equality and inclusion practices, privacy lapses or data breaches, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy, environmental or social impacts or similar matters, sentiments toward the Company or our products could be negatively impacted, and our results of operations or cash flows could suffer. Our Company also devotes time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving ethics and corporate responsibility, strong communities, equality and inclusion, and environmental sustainability. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and results of operations or cash flows could be adversely impacted.
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
We rely extensively on information and operational technology (IT/OT) systems, networks and services, including internet and intranet sites, data hosting and processing facilities and technologies, physical security systems and other hardware, software and technical applications and platforms, many of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. The various uses of these IT/OT systems, networks and services include, but are not limited to:
•ordering and managing materials from suppliers;
•converting materials to finished products;
•shipping products to customers;
•marketing and selling products to consumers;
•collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor, and other stakeholder information and personal data, including such data from persons covered by an expanding landscape of privacy and data regulations, such as citizens of the European Union who are covered by the GDPR or residents of California covered by the California Consumer Privacy Act (CCPA);
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

6 The Procter & Gamble Company
A breach of our data security systems or failure of our IT/OT databases and systems may have a material adverse impact on our business operations and financial results. If the IT/OT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information, due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. If our critical IT systems or back-up systems or those of our third-party vendors are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.
In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom, or damage our reputation. In addition, such events could result in unauthorized disclosure of confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, and suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations, or regulatory enforcement actions; and we could be subject to payment of fines or other penalties, legal claims by our suppliers, customers or employees, and significant remediation costs.
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
We must successfully manage the demand, supply, and operational challenges associated with the effects of a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.
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
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results of operations and cash flows.
Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. In the case of COVID-19, the availability and public acceptance of effective vaccines has initially varied and may continue to vary significantly across regions and countries where we operate, leading to further volatility and disparity in our results and operations across geographies.

The Procter & Gamble Company 7
BUSINESS STRATEGY & ORGANIZATIONAL RISKS
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation, evolving digital marketing and selling platforms, and changing consumer habits.
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others, and to continue to deliver efficient and effective marketing across evolving media and mobile platforms with dynamic privacy requirements. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors, customers and vendors. Failure to continually innovate, improve and respond to competitive moves, platform evolution, and changing consumer habits could compromise our competitive position and adversely impact our financial condition, results of operations or cash flows.
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

LEGAL & REGULATORY RISKS
We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation, packaging content or end-of-life responsibility, marketing, antitrust and competition, privacy, data protection, environmental (including increasing focus on the climate, water, and waste impacts of consumer packaged goods companies' operations and products), employment, healthcare, anti-bribery, anti-corruption, trade (including tariffs, sanctions and export controls), tax, accounting and financial reporting or other matters. In addition, increasing governmental and societal attention to environmental, social, and governance (ESG) matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, waste production, water usage, human capital, labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, regulations, policies and related interpretations, as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for the Company, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceeding, and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may

8 The Procter & Gamble Company
materially adversely impact our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax laws and regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Changes in the various tax laws can and do occur. For example, in December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the U.S. Tax Act). The changes included in the U.S. Tax Act were broad and complex. Under the current U.S. presidential administration, comprehensive federal income tax reform has been proposed, including an increase in the U.S. Federal corporate income tax rate, elimination of certain investment incentives, and a more than doubling of U.S. residual taxation of non-U.S. earnings. While these proposals are controversial, likely to change during the legislative process, and may prove difficult to enact as proposed in the current closely divided U.S. Congress, their impact could nonetheless be significant.
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting (BEPS) project is a project undertaken by the more than 130 member countries of the expanded OECD Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and is likely to impact all multinational businesses by potentially redefining jurisdictional taxation rights in market countries and establishing a global minimum tax.
While it is too early to assess the overall impact of these potential changes, as these and other tax laws and related regulations are revised, enacted, and implemented, our financial condition, results of operations, and cash flows could be materially impacted.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
In the U.S., we own and operate 23 manufacturing sites located in 17 different states. In addition, we own and operate 82 manufacturing sites in 36 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 22 of these locations; Grooming products at 18; Health Care products at 21; Fabric & Home Care products at 38; and Baby, Feminine & Family Care at 37. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore, China and Dubai. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.
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
Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 9

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 6, 2021, are:

Name	Position	Age	First Elected to Officer Position

David S. Taylor	Chairman of the Board, President and Chief Executive Officer	63	2013

Jon R. Moeller	Vice Chairman and Chief Operating Officer; Director	57	2009 (1)

Andre Schulten	Chief Financial Officer	50	2021 (2)

Gary A. Coombe	Chief Executive Officer - Grooming	57	2014 (3)

Mary Lynn Ferguson-McHugh	Chief Executive Officer - Family Care and New Business	61	2016

Ma. Fatima D. Francisco	Chief Executive Officer - Baby and Feminine Care	53	2018 (4)

Shailesh Jejurikar	Chief Executive Officer - Fabric and Home Care	54	2018 (5)

R. Alexandra Keith	Chief Executive Officer - Beauty	53	2017 (6)

Carolyn M. Tastad	Chief Executive Officer - Health Care	60	2014 (7)

M. Tracey Grabowski	Chief Human Resources Officer	53	2018 (8)

Victor Aguilar	Chief Research, Development and Innovation Officer	54	2020 (9)

Deborah P. Majoras	Chief Legal Officer and Secretary	57	2010
S
Marc S. Pritchard	Chief Brand Officer	61	2008
All the Executive Officers named above have been employed by the Company for more than the past five years.
(1)Mr. Moeller previously served as Vice Chairman, Chief Operating Officer and Chief Financial Officer (2019-2021), Vice Chairman and Chief Financial Officer (2017 - 2019) and as Chief Financial Officer (2009 - 2017). He was appointed a Director of the Company in July 2021.
(2)Mr. Schulten previously served as Senior Vice President - Baby Care, North America (2018-2021) and Senior Vice President - Finance & Accounting, Global Baby, Feminine and Family Care (2014-2018).
(3)Mr. Coombe previously served as President - Europe Selling & Market Operations (November 2014 - February 2018).
(4)Ms. Francisco previously served as President - Global Feminine Care (November 2015 - August 2018).
(5)Mr. Jejurikar previously served as President - Global Fabric Care and Brand-Building Officer Global Fabric & Home Care (November 2015 - July 2018).
(6)Ms. Keith previously served as President - Global Skin & Personal Care (November 2014 - June 2017).
(7)Ms. Tastad previously served as Group President - North America and Chief Sales Officer (June 2019 - July 2021) and Group President - North America Selling & Market Operations (January 2015 - May 2019).
(8)Ms. Grabowski previously served as Senior Vice President - Human Resources, North America Selling and Market Operations (April 2015 - July 2018).
(9)Mr. Aguilar previously served as Senior Vice President - Research & Development, Corporate Function Research & Development (January 2020 - September 2020), Senior Vice President - Research & Development, Corporate Function Research & Development and Global Fabric Care (April 2019 - January 2020), and Senior Vice President–Research & Development, Global Fabric Care; and Sector Leader, Research & Development Global Fabric and Home Care (November 2014 - April 2019).

10 The Procter & Gamble Company

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2021 - 4/30/2021	5,908,114	$135.41	5,908,114	(3)
5/1/2021 - 5/31/2021	8,038,515	136.84	8,038,515	(3)
6/1/2021 - 6/30/2021	8,184,384	134.40	8,184,384	(3)
Total	22,131,013	$135.56	22,131,013	(3)
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
(3)On April 20, 2021, the Company stated that in fiscal year 2021 the Company expected to reduce outstanding shares through direct share repurchases at a value of approximately $11 billion, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of long-term and short-term debt. The total value of the shares purchased under the share repurchase plan was $11 billion. The share repurchase plan ended on June 30, 2021.
Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.
SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 131 consecutive years since its incorporation in 1890 and has increased its dividend for 65 consecutive years since 1956. Over the past ten years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability and cash flow expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

Fiscal Year Dividends per Share (in dollars, split-adjusted)
$3.24
3.50
3.00
2.50
2.00
1.50
1.00
0.50
0.00
1956
1961
1971
1981
1991
2001
2011
2021

The Procter & Gamble Company 11

(in dollars; split-adjusted)	1956	1961	1971	1981	1991	2001	2011	2021
Dividends per share	$0.01	$0.02	$0.04	$0.12	$0.24	$0.70	$1.97	$3.24

Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. As of June 30, 2021, there were approximately 4 million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms.
Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2021, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2016, and that all dividends were reinvested.

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2016	2017	2018	2019	2020	2021
P&G	$100	$106	$98	$143	$160	$184
S&P 500 Stock Index	100	118	135	149	160	225
S&P 500 Consumer Staples Index	100	103	99	115	119	147

Item 6. Intentionally Omitted.

12 The Procter & Gamble Company
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion and Analysis
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors” and "Notes 4, 8 and 13 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war or terrorism, or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements, and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices, or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information and operational technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, privacy and data protection, tax, environmental, due diligence, risk oversight, and accounting and financial reporting) and to resolve new and pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; and (17) the ability to successfully manage the demand, supply, and operational challenges associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns (including the COVID-19 outbreak). A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-K.
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
•Summary of 2021 Results

The Procter & Gamble Company 13
•Economic Conditions and Uncertainties
•Results of Operations
•Segment Results
•Cash Flow, Financial Condition and Liquidity
•Significant Accounting Policies and Estimates
•Other Information
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per share and operating cash flow. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), consisting of organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Adjusted free cash flow is operating cash flow less capital spending, transitional tax payments related to the U.S. Tax Act and tax payments related to the Merck OTC consumer healthcare acquisition. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding certain one-time items. We believe these measures provide our investors with additional information about our underlying results and trends, as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis, relative to all product sales in the category. The Company measures quarter and fiscal-year-to-date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate and explain drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales.

OVERVIEW
Procter & Gamble is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in approximately 70 countries.
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

14 The Procter & Gamble Company
Organizational Structure
Our organizational structure is comprised of Sector Business Units (SBUs), Enterprise Markets (EMs), Corporate Functions (CF) and Global Business Services (GBS).
Sector Business Units
The Company's ten product categories are organized into six SBUs. The SBUs are responsible for global brand strategy, new product upgrades and innovation, marketing plans and supply chain. They have direct profit responsibility for markets representing the large majority of the Company's sales and earnings (referred to as Focus Markets) and are responsible for innovation plans, supply plans and operating frameworks to drive growth and value creation in the remaining markets (referred to as Enterprise Markets). Effective September 2021, the Company will be organized into five SBUs as Baby and Feminine Care will combine with Family Care into one SBU to leverage organizational and business synergies. Under U.S. GAAP, the categories underlying the SBUs are, and will continue to be, aggregated into five reportable segments: Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East and Africa (IMEA). The following provides additional detail on our reportable segments and the ten product categories and brand composition within each segment.

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	19%	22%	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II
Grooming	9%	10%	Grooming (2) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Gillette, Venus
Health Care	13%	12%	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	34%	31%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	25%	25%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1) Percent of Net sales and Net earnings for the year ended June 30, 2021 (excluding results held in Corporate).
(2) The Grooming product category is comprised of the Shave Care and Appliances operating segments.

Recent Developments:
During fiscal 2019, the Company completed the acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) for approximately $3.7 billion. This business primarily sells OTC consumer healthcare products, mainly in markets in Europe, Latin America and Asia and is included within our personal health care category.
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

Organization Design:
Sector Business Units
Beauty: We are a global market leader amongst the beauty categories in which we compete, including hair care and skin and personal care. We are the global market leader in the retail hair care market with over 20% global market share primarily behind our Pantene and Head & Shoulders brands. In skin and personal care, we offer a wide variety of products, ranging from deodorants to personal cleansing to skin care, such as our Olay brand, which is one of the top facial skin care brands in the world with approximately 6% global market share.
Grooming: We compete in shave care and appliances. In shave care, we are the global market leader in the blades and

The Procter & Gamble Company 15
razors market. Our global blades and razors market share is over 60%, primarily behind our Gillette and Venus brands. Our appliances, such as electric shavers and epilators, are sold primarily under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold over 25% of the male electric shavers market and over 50% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with nearly 20% global market share behind our Crest and Oral-B brands. In personal health care, we are a top ten competitor in a large, highly fragmented industry, primarily behind respiratory treatments (Vicks brand) and digestive wellness products (Metamucil and Pepto Bismol brands). As discussed earlier, in fiscal 2019, we dissolved the PGT Healthcare partnership with Teva, and reestablished an independent OTC business. We also acquired Merck OTC as discussed above.
Fabric & Home Care: This segment is comprised of a variety of fabric care products, including laundry detergents, additives and fabric enhancers; and home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position in the markets in which we compete and are the global market leader with over 25% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is nearly 25% across the categories in which we compete, primarily behind our Cascade, Dawn, Febreze and Swiffer brands.
Baby, Feminine & Family Care: In baby care, we are the global market leader and compete mainly in taped diapers, pants and baby wipes with over 20% global market share. We have the number one or number two market share position in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of over $7 billion. We are the global market leader in the feminine care category with 25% global market share, primarily behind our Always and Tampax brands. We also compete in the adult incontinence category in certain markets behind Always Discreet, with nearly 10% market share in the key markets in which we compete. Our family care business is predominantly a North American business comprised primarily of the Bounty paper towel and Charmin toilet paper brands. North America market shares are over 40% for Bounty and approximately 25% for Charmin.
Enterprise Markets
Enterprise Markets are responsible for sales and profit delivery in specific countries, supported by SBU-agreed innovation and supply chain plans, along with scaled services like planning, distribution and customer management.
Corporate Functions
Corporate Functions provides company-level strategy and portfolio analysis, corporate accounting, treasury, tax, external relations, governance, human resources and legal services.
Global Business Services
Global Business Services provides technology, processes and standard data tools to enable the SBUs, the EMs and CF to better understand the business and better serve consumers and customers. The GBS organization is responsible for providing world-class solutions at a low cost and with minimal capital investment.
Strategic Focus
Procter & Gamble aspires to serve the world’s consumers better than our best competitors in every category and in every country in which we compete and, as a result, deliver total shareholder return in the top one-third of our peer group.  Delivering and sustaining leadership levels of shareholder value creation requires balanced top- and bottom-line growth and strong cash generation.
The Company has undertaken an effort to focus and strengthen its business portfolio to compete in categories and with brands that are structurally attractive and that play to P&G's strengths. Our portfolio of businesses consists of ten product categories where P&G has leading market positions, strong brands and consumer-meaningful product technologies.
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
Productivity improvement is critical to delivering our balanced top- and bottom-line growth, cash generation and value creation objectives. Productivity improvement and sales growth reinforce and fuel each other. Our objective is to drive productivity improvement across all elements of cost, including cost of goods sold, marketing and promotional spending and overhead costs. We plan to use productivity improvements and cost savings to help offset cost increases (including commodity and foreign exchange impacts), reinvest in product and packaging improvements, brand awareness-building advertising and trial-building sampling programs, increased sales coverage and R&D programs as well as to improve operating margins.
We are constructively disrupting our industry and the way we do business, including how we innovate, communicate and leverage new technologies, to create more value.
We are improving operational effectiveness and organizational culture through enhanced clarity of roles and

16 The Procter & Gamble Company
responsibilities, accountability and incentive compensation programs.
We believe these strategies are right for the long-term health of the Company and our objective of delivering total shareholder return in the top one-third of our peer group.
The Company expects the delivery of the following long-term annual financial targets will result in total shareholder returns in the top third of the competitive, fast-moving consumer goods peer group:
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

SUMMARY OF 2021 RESULTS

Amounts in millions, except per share amounts	2021	2020	Change vs. Prior Year
Net sales	$76,118	$70,950	7%
Operating income	17,986	15,706	15%
Net earnings	14,352	13,103	10%
Net earnings attributable to Procter & Gamble	14,306	13,027	10%
Diluted net earnings per common share	5.50	4.96	11%
Core earnings per share	5.66	5.12	11%
Cash flow from operating activities	18,371	17,403	6%

•Net sales increased 7% to $76.1 billion on a 3% increase in unit volume. Favorable foreign exchange had a positive 1% impact on net sales. Net sales growth was driven by double digit increases in Health Care and in Fabric & Home Care, a high single digit increase in Beauty, a mid-single digit increase in Grooming and a low single digit increase in Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 6% on a 3% increase in organic volume. Organic sales increased high single digits in Health Care and in Fabric & Home Care, increased mid-single digits in Beauty and in Grooming and increased low single digits in Baby, Feminine & Family Care.
•Operating income increased $2.3 billion, or 15% versus year ago to $18.0 billion, driven by the net sales increase and an increase in operating margin.
•Net earnings increased $1.2 billion or 10% versus year ago to $14.4 billion, due to the increase in operating income, partially offset by current year charges of $427 million after tax for the early extinguishment of debt and an increase in the current year effective tax rate. Foreign exchange impacts negatively affected net earnings by approximately $108 million.
•Net earnings attributable to Procter & Gamble were $14.3 billion, an increase of $1.3 billion or 10% versus the prior year primarily due to the increase in net earnings.
•Diluted net earnings per share (EPS) increased 11% to $5.50 due to the increase in net earnings and a reduction in shares outstanding.
◦    Core EPS, which represents net earnings per share excluding charges for the early extinguishment of debt in the current period and incremental restructuring charges in the base period, increased 11% to $5.66.
•Cash flow from operating activities was $18.4 billion.
◦    Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $15.8 billion.
◦    Adjusted free cash flow productivity, which is the ratio of adjusted free cash flow to net earnings, excluding the charges for early debt extinguishment, was 107%.

The Procter & Gamble Company 17
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
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current global economic conditions continue to be highly volatile due to the COVID-19 pandemic, resulting in market size contractions in certain countries due to economic slowdowns and government restrictions on movement. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, such as greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets and the Hong Kong market in Greater China, could reduce our sales or erode our operating margin, in either case reducing our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations, including freight container and truck availabilities, due to the COVID-19 pandemic may also impact our costs. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Net sales could also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In the past three fiscal years, a number of foreign currencies have weakened versus the U.S. dollar, leading to lower earnings from these foreign exchange impacts. In the current fiscal year, foreign exchange impacts have benefited net sales while negatively impacting earnings due to the mix of currencies in which input costs are denominated. Certain countries currently experiencing significant exchange rate fluctuations include Argentina, Brazil, Russia, Turkey as well as the European Union. These fluctuations have significantly impacted our historical net sales, costs and net earnings and could do so in the future. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on the consumption of our products, which would affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, any future legislative or regulatory changes in U.S. or non-U.S. tax policy, or any significant change in global tax policy adopted under the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses and is likely to impact all multinational businesses by redefining jurisdictional taxation rights. Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere, including any changes related to the United Kingdom's exit from the European Union. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Pandemic Disclosures. Our net sales, net earnings and cash flows may be impacted by the U.S. and foreign government policies to manage the COVID-19 pandemic, such as movement restrictions or site closures. The Company’s priorities during the COVID-19 pandemic continue to be protecting the health and safety of our

18 The Procter & Gamble Company
employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges. Because the Company sells products that are essential to the daily lives of consumers, the COVID-19 pandemic has not had a materially negative impact to our consolidated net sales as positive and negative impacts during fiscal 2021 have largely offset each other. We have experienced a significant increase in demand and consumption of certain of our product categories (fabric, home cleaning and hygiene products) primarily in North America, caused in part by changing consumer habits, pantry stocking and retailer inventory replenishment, due to the COVID-19 pandemic, contributing to increases in net sales. At the same time, net sales have been negatively impacted due to the economic slowdown and restricted consumer movements in certain markets in Asia Pacific and Europe, in certain channels, such as professional and in certain categories, such as shave care. In the future, the pandemic may cause reduced demand for our products if it results in a recessionary global economic environment. Demand in certain countries in Latin America, Asia Pacific, and IMEA may be particularly susceptible to recession. It could also lead to volatility in consumer access to our products due to government actions impacting our ability to produce and ship products or impacting consumers’ movements and access to our products. The resumption of normal economic activity as we emerge from the pandemic in certain markets, including North America, could also result in reduced demand due to consumption decreases and consumer pantry destocking (particularly, in home cleaning and hygiene products). We believe that over the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the timing and extent of demand recovery in certain markets in Asia Pacific, IMEA and Latin America, the resumption of international travel, the timing and impact of potential consumer pantry destocking and product demand volatility caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales, net earnings and cash flows during and subsequent to the duration of the pandemic. Our retail customers are also being impacted by the pandemic. Their success in addressing the issues and maintaining their operations could impact consumer access to and, as a result, sales of our products.
Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow actions recommended by governments and health authorities, including on vaccine administration, to protect our employees worldwide, with particular measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of the majority of our products. While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets in Asia Pacific and IMEA in the first months of the pandemic due primarily to the restriction of employee movements, as well as increased transportation and manufacturing costs. We intend to continue to work with government authorities and implement our employee safety measures to ensure that we continue manufacturing and distributing our products during the pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to our supply chain (for example, a closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials) that could impact our operations.
Because the pandemic has not had a material negative impact on our operations, on the demand for our products or the resulting net sales and net earnings, it has also not negatively impacted the Company’s liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we continue to maintain access to the capital markets enabled by our strong short- and long-term credit ratings. We have also not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.
For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.
RESULTS OF OPERATIONS
The key metrics included in the discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative costs (SG&A), operating margin, other non-operating items, income taxes and net earnings. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, competitive activities (the level of initiatives, pricing and other activities by competitors), marketing spending, retail executions (both in-store and online), and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as our pricing actions (which can also impact volume), changes in product and geographic mix and foreign currency impacts on sales outside the U.S.
Most of our cost of products sold and SG&A are to some extent variable in nature. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in North America are generally higher than the Company average for similar products), product mix (for example, the Beauty segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and reinvestments (for example, product or package improvements) and to a lesser

The Procter & Gamble Company 19
extent scale impacts (for costs that are fixed or less variable in nature). The primary components of SG&A are marketing-related costs and non-manufacturing overhead costs. Marketing-related costs are primarily variable in nature, although we may achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. While overhead costs are variable to some extent, we generally experience more scale-related impacts for these costs due to our ability to leverage our organization and systems' infrastructures to support business growth. The main drivers of changes in SG&A as a percentage of net sales are overhead and marketing cost savings, reinvestments (for example, increased advertising), inflation, foreign exchange fluctuations and scale impacts.
For a detailed discussion of the fiscal 2020 year-over-year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K/A for the fiscal year ended June 30, 2020.
Net Sales
Net sales increased 7% to $76.1 billion in fiscal 2021 on a 3% increase in unit volume versus the prior year. Favorable foreign exchange increased net sales by 1%. Favorable pricing had a 1% positive impact on net sales. Mix had a positive 2% impact on net sales driven by the disproportionate growth of the North America region, the Health Care segment and the Home Care and Appliances categories, all of which have higher than company-average selling prices. Excluding the net impacts of foreign exchange and acquisitions and divestitures, organic sales grew 6% on a 3% increase in organic volume. Net sales increased double digits in Health Care and Fabric & Home Care, increased high single digits in Beauty, increased mid-single digits in Grooming and increased low single digits in Baby, Feminine & Family Care. Organic sales grew high single digits in Health Care and Fabric & Home Care.
On a regional basis, volume increased high single digits in Greater China, increased mid-single digits in North America and IMEA and increased low single digits in Latin America due to innovation, market growth and increased demand, particularly in household cleaning and personal hygiene products. This was partially driven by increased consumption and retailer inventory restocking due to the COVID-19 pandemic. Volume in Europe was unchanged and decreased low single digits in Asia Pacific due to pandemic-related market contraction. Excluding the impact of a minor brand divestiture, organic volume in Europe increased low single digits.

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2021	2020	Basis Point Change
Gross margin	51.2%	50.3%	90
Selling, general and administrative expense	27.6%	28.2%	(60)
Operating margin	23.6%	22.1%	150
Earnings before income taxes	23.1%	22.3%	80
Net earnings	18.9%	18.5%	40
Net earnings attributable to Procter & Gamble	18.8%	18.4%	40

Gross margin increased 90 basis points to 51.2% of net sales in fiscal 2021. Gross margin benefited from:
•120 basis points from total manufacturing cost savings, net of freight cost increases (100 basis points after including product and packaging reinvestments),
•70 basis points of help from lower restructuring costs versus the base period, and
•60 basis points of positive pricing impacts.
These benefits were offset by an 80 basis-point negative impact from unfavorable product mix (due to the disproportionate growth of the Home Care and Appliances categories which have lower than company-average gross margin and mix within segments due to the growth of lower margin product forms and larger sizes in certain categories), a 40 basis-point negative impact from unfavorable foreign exchange rates and a 20 basis-point negative impact from higher commodity costs.
Total SG&A increased 5% to $21.0 billion, primarily due to an increase in marketing spending and, to a lesser extent, an increase in overhead costs. SG&A as a percentage of net sales decreased 60 basis points to 27.6% due to a decrease in overhead costs and other operating expenses as a percentage of net sales.
•Marketing spending as a percentage of net sales was unchanged, as investments in media and other marketing spending were offset by the positive scale impacts of the net sales increase and savings in agency compensation and production costs.
•Overhead costs as a percentage of net sales decreased 40 basis points due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases.
•Other net operating expenses as a percentage of net sales decreased 20 basis points primarily due to a reduction in foreign exchange transactional charges.

20 The Procter & Gamble Company
Productivity-driven cost savings delivered 110 basis points of benefit to SG&A as a percentage of net sales.
Operating margin increased 150 basis points to 23.6% for fiscal 2021 due to both the increase in gross margin and the decrease in SG&A as a percentage of net sales as discussed above.
Non-Operating Items
•Interest expense was $502 million in fiscal 2021, an increase of $37 million versus the prior year due to higher average interest rates for the fiscal year driven by a higher proportion of fixed rate debt.
•Interest income was $45 million in fiscal 2021, a reduction of $110 million versus the prior year due to lower U.S. interest rates.
•Other non-operating income, which consists primarily of divestiture gains and other non-operating items decreased $352 million to $86 million, primarily due to current period charges of $512 million ($427 million after tax) for the early debt extinguishment. Excluding the debt extinguishment charges, other non-operating income increased $160 million primarily due to an unrealized gain on an equity investment that became publicly traded in fiscal 2021 and an increase in net non-operating benefits on defined benefit retirement plans driven by annual updates to actuarial assumptions.
Income Taxes
Income taxes increased to $3.3 billion due to increased earnings and an increase in the effective tax rate. The effective tax rate increased 130 basis points to 18.5% in 2021 due to:
•a 135 basis-point increase related to the prior year tax benefit arising from transactions to simplify our legal entity structure, and
•a 15 basis-point increase from unfavorable impacts from the geographic mix of current year earnings.
These increases are partially offset by:
•a 20 basis-point decrease from discrete impacts related to uncertain tax positions (5 basis-point favorable impact in the current year versus a 15 basis-point unfavorable impact in the prior year period).
Net Earnings
Operating income increased 15%, or $2.3 billion, to $18.0 billion due to the net sales increase and the increase in operating margin, both of which are discussed above.
Earnings before income taxes increased 11%, or $1.8 billion, to $17.6 billion, as the increase in operating income was partially offset by the current period charges of $512 million for the early extinguishment of debt. Net earnings increased 10%, or $1.2 billion, to $14.4 billion due to the increase in earnings before income taxes, partially offset by the increase in the effective income tax rate discussed above. Foreign exchange impacts reduced net earnings by approximately $108 million in fiscal 2021 due to a weakening of certain currencies against the U.S. dollar. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble increased $1.3 billion, or 10%, to $14.3 billion.
Diluted net EPS increased $0.54, or 11%, to $5.50 due primarily to the increase in net earnings and, to a lesser extent, a reduction in shares outstanding.
Core EPS increased 11% to $5.66. Core EPS represents diluted net EPS from continuing operations excluding the current year charge for the early debt extinguishment and incremental restructuring charges in the base year related to our productivity and cost savings plans. The increase was primarily driven by the increase in net sales and the increase in operating margin, both of which are discussed above.

The Procter & Gamble Company 21
SEGMENT RESULTS
Segment results reflect information on the same basis we use for internal management reporting and performance evaluation. The results of these reportable segments do not include certain non-business unit specific costs which are reported in our Corporate segment and are included as part of our Corporate segment discussion. Additionally, we apply blended statutory tax rates in the segments. Eliminations to adjust segment results to arrive at our consolidated effective tax rate are included in Corporate. See Note 2 to the Consolidated Financial Statements for additional information on items included in the Corporate segment.

	Net Sales Change Drivers 2021 vs. 2020 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	3%	3%	2%	2%	1%	—%	8%
Grooming	3%	3%	—%	2%	1%	—%	6%
Health Care	6%	6%	1%	1%	2%	—%	10%
Fabric & Home Care	5%	5%	1%	1%	3%	—%	10%
Baby, Feminine & Family Care	—%	—%	1%	1%	1%	—%	3%
TOTAL COMPANY	3%	3%	1%	1%	2%	—%	7%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2021	2020	Change vs. 2020
Volume	N/A	N/A	3%
Net sales	$14,417	$13,359	8%
Net earnings	$3,210	$2,737	17%
% of net sales	22.3%	20.5%	180 bps
Beauty net sales increased 8% to $14.4 billion in fiscal 2021 on a 3% increase in unit volume. Favorable foreign exchange impacts increased net sales by 2%. Higher pricing increased net sales by 2%. Favorable product mix added 1% to net sales due to the disproportionate growth of the SK-II brand, which has higher than segment-average selling prices. Organic sales increased 6% on a 3% increase in organic volume. Global market share of the Beauty segment decreased 0.4 points.
•Hair Care net sales increased mid-single digits due to a low single digit increase in volume and increased pricing. Organic sales also increased mid-single digits. Volume growth was driven by a double digit increase in Greater China (due to market growth and increased distribution), a high single digit increase in IMEA (due to innovation and the low base period due to pandemic-related shutdowns) and a mid-single digit increase in Latin America (due to product innovation), partially offset by a low single digit decrease in Europe due to pandemic-related category declines in certain markets. Global market share of the hair care category was unchanged.

•Skin and Personal Care net sales increased high single digits due to a low single digit volume increase, favorable mix due to the disproportionate growth of the super premium SK-II brand, increased pricing and favorable foreign exchange impacts. Organic sales also increased high single digits. Volume increased double digits in Greater China and increased low single digits in North America driven by increased consumption of personal care products due to the pandemic. This volume growth was partially offset by a double digit decrease in IMEA and a low single digit decrease in Asia Pacific due to pandemic-related market contractions. Global market share of the skin and personal care category decreased nearly half a point.
Net earnings increased 17% to $3.2 billion in fiscal 2021 due to the increase in net sales and a 180 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The gross margin increase was mainly driven by manufacturing cost savings and increased selling prices, partially offset by the negative impacts of unfavorable mix (due to the decline of the skin care category which has higher than segment-average margins and to a lesser extent the disproportionate growth of Latin America and IMEA, which have lower than segment-average margins) and increased commodity costs. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase.

22 The Procter & Gamble Company
GROOMING

($ millions)	2021	2020	Change vs. 2020
Volume	N/A	N/A	3%
Net sales	$6,440	$6,069	6%
Net earnings	$1,427	$1,329	7%
% of net sales	22.2%	21.9%	30 bps
Grooming net sales increased 6% to $6.4 billion in fiscal 2021 on a 3% increase in unit volume. Increased pricing had a 2% positive impact to net sales. Favorable mix had a 1% positive impact to net sales due to the disproportionate growth of the Appliances category, which has higher than segment-average selling prices. Foreign exchange had no net impact on net sales. Organic sales also increased 6%. Global market share of the Grooming segment decreased 0.6 points.
•Shave Care net sales increased low single digits driven by a low single digit increase in volume and increased pricing, partially offset by unfavorable mix impacts due to the disproportionate growth of lower priced products in IMEA and Latin America. Organic sales also increased low single digits. The volume increase was driven by a mid-teens increase in IMEA (due to innovation and a low base period due to pandemic-related shutdowns), a high single digit increase in Greater China (due to innovation and market growth) and low-single digit increases in Latin America (due to innovation and distribution increases in certain markets) and in North America (due to innovation and a lower base period due to pandemic-related consumption declines), partially offset by a mid-single digit decline in Asia Pacific and a low single digit decline in Europe due to pandemic-related consumption declines. Global market share of the shave care category was unchanged.
•Appliances net sales increased more than 20% primarily due to a high teens increase in volume, favorable foreign exchange impacts, favorable mix impact due to the disproportionate growth of premium shaver and styling products and increased pricing. Organic sales also increased more than 20%. Volume increased in all regions led by high teen increases in Europe and Greater China and double digit increases in North America and Asia Pacific, all driven by innovation and increased consumption of at-home grooming and styling products due to the pandemic. Global market share of the appliances category increased more than a point.
Net earnings increased 7% to $1.4 billion in fiscal 2021 due to the increase in net sales and a 30 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales partially offset by a decrease in gross margin. Gross margin decreased due to the negative impact of unfavorable mix (due to the disproportionate growth of the appliances category and the IMEA region, both of which have lower than segment-average margins) and unfavorable foreign exchange impacts, partially offset by the positive impacts of manufacturing cost savings and increased selling prices. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase and reductions in overhead costs due to productivity savings, partially offset by the impact of a favorable legal settlement in the base period.
HEALTH CARE

($ millions)	2021	2020	Change vs. 2020
Volume	N/A	N/A	6%
Net sales	$9,956	$9,028	10%
Net earnings	$1,851	$1,652	12%
% of net sales	18.6%	18.3%	30 bps
Health Care net sales increased 10% to $10.0 billion in fiscal 2021 on a 6% increase in unit volume. Favorable foreign exchange impacts increased net sales by 1%. Favorable product mix increased net sales by 2% due to the disproportionate growth of premium power brush and paste products. Increased pricing had a 1% positive impact on net sales. Organic sales increased 9%. Global market share of the Health Care segment increased 1.8 points.
•Oral Care net sales increased double digits driven by a high-single digit volume increase, favorable mix impacts from the disproportionate growth of premium power brush and paste products, favorable foreign exchange impacts and increased pricing. Organic sales also increased double digits. Volume increased in all regions led by around 20% growth in IMEA, high single digit growth in North America, mid-single digits growth in Greater China and in Asia Pacific and low single digit growth in Europe due to product innovation, increased marketing spending and a low base period in certain markets due to pandemic-related shutdowns. Global market share of the oral care category increased more than a point.
•Personal Health Care net sales increased mid-single digits driven by a mid-single digit increase in volume and increased pricing. Organic sales also increased mid-single digits. Volume increased mid-teens in Asia Pacific, increased double digits in Latin America and in IMEA, and increased mid-single digits in North America due to product innovation, increased marketing spending and increased consumption of certain health care products including supplements and pain relief. Global market share of the personal health care category increased more than a point.
Net earnings increased 12% to $1.9 billion in fiscal 2021 due to the increase in net sales and a 30 basis-point increase in net earnings margin. Net earnings margin increased due a decrease in SG&A as a percentage of net sales partially offset by a decrease in gross margin. Gross margin decreased due to unfavorable mix impacts (due to the decline of higher-margin respiratory products and the disproportionate growth of oral care category, which has lower than segment-average margins) and unfavorable foreign exchange impacts, partially offset by manufacturing cost savings and increased selling prices. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase, partially offset by increased marketing spending.

The Procter & Gamble Company 23
FABRIC & HOME CARE

($ millions)	2021	2020	Change vs. 2020
Volume	N/A	N/A	5%
Net sales	$26,014	$23,735	10%
Net earnings	$4,622	$4,154	11%
% of net sales	17.8%	17.5%	30 bps
Fabric & Home Care net sales increased 10% to $26.0 billion in fiscal 2021 on a 5% increase in unit volume. Favorable foreign exchange impacts increased net sales by 1%. Higher pricing increased net sales by 1%. Positive mix impacts increased net sales by 3% due to the disproportionate growth of the Home Care category and the North America region, both of which have higher than segment-average selling prices. Organic sales increased 9%. Global market share of the Fabric & Home Care segment increased 1 point.
•Fabric Care net sales increased high single digits due to a low single digit increase in volume, favorable foreign exchange impacts and positive mix impacts due to the disproportionate growth of premium products (including scent beads and unit dose) and the North America region, all of which have higher than category-average selling prices. Organic sales increased mid-single digits. Volume grew high single digits in North America and Greater China and grew low single digits in Latin America (all due to product innovation, incremental marketing spending and pandemic-related consumption increases) partially offset by a low single digit decrease in Asia Pacific due to pandemic-related market contraction and competitive activity. Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased high-teens due to mid-teens volume growth, positive mix impact due to the disproportionate growth of premium dish care and surface cleaning products and the North America region, all of which have higher than category-average selling prices, increased pricing and favorable foreign exchange impacts. Organic sales also increased high-teens. Volume increased in all regions led by high teens growth in North America and Latin America and double digit growth in Europe, all due to consumption increases related to the COVID-19 pandemic, product innovation and incremental marketing spending. Global market share of the Home Care category increased more than a point.
Net earnings increased 11% to $4.6 billion in fiscal 2021 due to the increase in net sales and a 30 basis-point increase in net earnings margin. The net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by manufacturing cost savings and increased selling prices, partially offset by unfavorable foreign exchange impacts and unfavorable product mix (due to the disproportionate growth of products that are premium-priced and profit-accretive but with lower than segment-average margins). SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale benefits of the net sales increase.
BABY, FEMININE & FAMILY CARE

($ millions)	2021	2020	Change vs. 2020
Volume	N/A	N/A	—%
Net sales	$18,850	$18,364	3%
Net earnings	$3,629	$3,465	5%
% of net sales	19.3%	18.9%	40 bps

Baby, Feminine & Family Care net sales increased 3% to $18.9 billion in fiscal 2021 on unit volume that was unchanged. Favorable foreign exchange impacts increased net sales by 1%. Increased pricing was a positive 1% impact to net sales. Positive mix impact increased net sales by 1% due to the growth of the North America region which has higher than segment-average selling prices. Organic sales increased 2%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales increased low single digits driven by positive mix impact due to the growth of the North America region and premium products, both of which have higher than category-average selling prices, increased pricing and favorable foreign exchange impacts, partially offset by a low single digit decrease in volume. Organic sales were unchanged. The volume decrease was driven by a double digit decline in Greater China (due to competitive activities), mid-single digit declines in Asia Pacific (due to market contraction and competitive activity), Latin America (due to market contraction) and IMEA (due to pandemic-related retailer inventory reductions and market contraction) and a low single digit decline in Europe (due to market contractions and competitive activity in certain markets). These volume declines were partially offset by a low single digit volume increase in North America due to market growth and product innovation. Global market share of the baby care category decreased less than half a point.
•Feminine Care net sales increased mid-single digits due to positive mix impacts (from the disproportionate growth of the North America region and premium products, such as adult incontinence, all of which have higher than category-average selling prices), increased pricing and favorable foreign exchange impacts. Organic sales also increased mid-single digits. Volume was unchanged as mid-single digits increases in North America (due to product innovation) and in IMEA (due to market growth, innovation and low base period due to pandemic-related economic slowdowns) were offset by a mid-single digit volume decrease in Europe (due to pandemic-related consumption declines) and low single digit decreases in Latin America, Greater China and Asia Pacific (all due to pandemic-related consumption

24 The Procter & Gamble Company
declines, competitive activities in certain markets and, to a lesser extent, a high base period due to pandemic-related pantry loading). Market share of the feminine care category increased more than half a point.
•Net sales in Family Care, which is predominantly a North American business, increased mid-single digits driven by a low single digit volume increase and increased pricing in the form of lower consumer promotions, partially offset by unfavorable mix due to the disproportionate growth of large pack sizes, which have lower than category-average selling prices. The volume increase was driven by pandemic-related consumption increases, pantry loading and to a lesser extent, retailer inventory restocking. Organic sales increased low single digits. North America's share of the family care category decreased less than a point.
Net earnings in fiscal 2021 increased 5% to $3.6 billion due to the increase in net sales and a 40 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of sales. The gross margin increase was driven by manufacturing cost savings and higher selling prices, partially offset by unfavorable foreign exchange impacts and unfavorable mix (due to the growth of large sizes which have lower than segment-average margins). SG&A as a percentage of net sales increased marginally due primarily to an increase in marketing spending, partially offset by the positive scale benefits of the net sales increase.
CORPORATE

($ millions)	2021	2020	Change vs. 2020
Net sales	$441	$395	12%
Net earnings/(loss)	$(387)	$(234)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include: the incidental businesses managed at the corporate level; financing and investing activities; certain employee benefit costs; other general corporate items; gains and losses related to certain divested brands; certain asset impairment charges; and certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used in the reportable segments to U.S. GAAP. The most significant ongoing reconciling item is income taxes, to adjust from blended statutory rates that are reflected in the reportable segments to the overall Company effective tax rate.
Corporate net sales increased 12% to $441 million in fiscal 2021 due to an increase in the net sales of the incidental businesses managed at the corporate level. Corporate net loss increased by $153 million in fiscal 2021 primarily due to the $427 million ($512 million before tax) current period charge for early debt extinguishment. Excluding this charge, Corporate had net earnings of $40 million, an improvement of $274 million driven by lower restructuring charges versus the base period and the current period unrealized gain from an equity investment that became publicly traded in fiscal
2021, partially offset by higher interest expense and lower interest income in the current period. Each of these items have been discussed above.
Restructuring Program to Deliver Productivity and Cost Savings
The Company has historically had an ongoing restructuring program with annual spending in the range of $250 to $500 million. In fiscal 2012, the Company initiated a productivity and cost savings plan, in addition to our ongoing restructuring-type activities, to reduce costs and better leverage scale in the areas of supply chain, research and development, marketing and overheads. In fiscal 2017, the Company communicated specific elements of an additional multi-year productivity and cost savings program. The plan was designed to accelerate cost reductions by streamlining decision making, manufacturing and other work processes to both fund the Company's growth strategy and increase the Company's operating margin. The plan was substantially completed in fiscal 2020, with spending totaling approximately $782 million in that year.
Savings generated from the Company's restructuring program are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. However, we estimate that the underlying restructuring costs incurred since 2012 (approximately $8.2 billion), along with other non-manufacturing enrollment reductions since 2012 have delivered approximately $3.7 billion in annual before-tax gross savings. In fiscal 2021, the Company incurred restructuring costs within the range of our historical ongoing level of $250 to $500 million annually.
Restructuring accruals of $278 million as of June 30, 2021 are classified as current liabilities. Approximately 91% of the restructuring charges incurred in fiscal 2021 either have been or will be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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

The Procter & Gamble Company 25
acquisitions to complement our portfolio of businesses, brands and geographies. As necessary, we may supplement operating cash flow with debt to fund these activities. The overall cash position of the Company reflects our strong business results and a global cash management strategy that takes into account liquidity management, economic factors and tax considerations.
Cash Flow Analysis

($ millions)	2021	2020
Net cash provided by operating activities	$18,371	$17,403
Net cash provided/(used) by investing activities	(2,834)	3,045
Net cash used in financing activities	(21,531)	(8,367)
Adjusted Free Cash Flow	15,809	14,873
Adjusted Free Cash Flow Productivity	107%	114%
Operating Cash Flow
Operating cash flow was $18.4 billion in 2021, a 6% increase from the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, loss on early extinguishment of debt, share-based compensation, deferred income taxes and gain on sale of assets) generated approximately $17.9 billion of operating cash flow. Working capital and other impacts generated $506 million of operating cash flow as summarized below.
•An increase in accounts receivable used $342 million of cash primarily due to sales growth and lower relative sales at the end of the base period in certain markets due to COVID-19. The number of days sales outstanding increased approximately 1 day versus prior year.
•Higher inventory used $309 million of cash, primarily due to commodity cost increases and business growth. Inventory days on hand increased approximately 2 days primarily due to these same factors.
•Accounts payable, accrued and other liabilities increased, generating $1.4 billion of cash. About half of this was driven by extended payment terms with our suppliers (see Extended Payment Terms and Supply Chain Financing below). The remaining amount was driven by higher current period marketing spending and to support the increase in inventory. Days payable outstanding is approximately 87 days as of June 30, 2021, an increase of 6 days versus prior year due to these same factors.
•Other net operating assets and liabilities declined, using $369 million of cash, primarily driven by the payment of the current year portion of transitional taxes due related to the U.S. Tax Act repatriation charge ($225 million) and pension related accruals and contributions.
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
Adjusted free cash flow was $15.8 billion in 2021, an increase of 6% versus the prior year. The increase was primarily driven by the increase in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings, excluding the charges for early debt extinguishment (which are not considered part of our ongoing operations), was 107% in 2021.
Extended Payment Terms and Supply Chain Financing. Beginning in fiscal 2014, in response to evolving market practices, the Company began a program to negotiate extended payment terms with its suppliers. At the same time, the Company initiated a Supply Chain Finance program (the "SCF") with a number of global financial institutions (the "SCF Banks"). Under the SCF, qualifying suppliers may elect to sell their receivables from the company to a SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While the Company is not party to those agreements, the SCF Banks allow the participating suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with an SCF Bank, they elect which individual Company invoices they sell to the SCF bank. However, all the Company’s payments to participating suppliers are paid to the SCF Bank on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the SCF Bank. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold to the SCF Bank under the SCF.
The terms of the Company’s payment obligation are not impacted by a supplier’s participation in the SCF. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers or related input costs that are included in the SCF. In addition, the SCF is available to both material suppliers, where the underlying costs are largely included in Cost of goods sold, and to service suppliers, where the underlying costs are largely included in SG&A. As of June 30, 2021, approximately 3% of our global suppliers have elected to participate in the SCF. Payments to those suppliers during fiscal year 2021 total approximately $15 billion, which equals approximately 26% of our total Cost of goods sold and SG&A for the period. For participating suppliers, we believe substantially all of their receivables with the

26 The Procter & Gamble Company
Company are sold to the SCF Banks. Accordingly, we would expect that at each balance sheet date, a similar proportion of amounts originally due to suppliers would instead be payable to SCF Banks. All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of June 30, 2021 and 2020, the amount due to suppliers participating in the SCF and included in Accounts payable were approximately $5 billion and $4 billion, respectively.
Although difficult to project due to market and other dynamics, we anticipate incremental cash flow benefits from the extended payment terms with suppliers could increase at a slower rate in fiscal 2022. Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or the Company’s credit-worthiness relative to participating suppliers could impact suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.
Investing Cash Flow
Net investing activities used $2.8 billion in cash in 2021, primarily due to capital spending. Net investing activities generated $3.0 billion in cash in 2020, mainly due to proceeds from sales and maturities of investment securities, partially offset by capital spending.
Capital Spending. Capital expenditures, primarily to support capacity expansion, innovation and cost efficiencies, were $2.8 billion in 2021 and $3.1 billion in 2020. Capital spending as a percentage of net sales decreased 60 basis points to 3.7% in 2021.
Acquisitions. Acquisition activity used cash of $34 million in 2021, primarily related to a minor Health Care acquisition. Acquisition activity used $58 million in 2020, primarily related to final contractual payments from the fiscal 2019 acquisition of Merck OTC, along with a minor Baby Care acquisition.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales were $42 million in 2021, primarily from fixed asset sales and a minor brand divestiture and $30 million in 2020, primarily from a minor brand divestiture.
Investment Securities. Investments used net cash of $55 million in 2021 primarily from the purchase of investment securities and generated $6.2 billion in 2020 primarily from sales and maturities of investment securities.
Financing Cash Flow
Net financing activities consumed $21.5 billion of cash in 2021, mainly due to treasury stock purchases, dividends to shareholders and net debt reductions, partially offset by the impact of proceeds received from stock option exercises. Net financing activities consumed $8.4 billion in cash in 2020, mainly due to treasury stock purchases and dividends to shareholders, partially offset by a net debt increase and the impact of stock options.
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 7% to $3.2419 per share in 2021. Total dividend payments to common and preferred shareholders were $8.3 billion in 2021 and $7.8 billion in 2020. In April 2021, the Board of Directors declared a 10% increase in our quarterly dividend from $0.7907 to $0.8698 per share on Common Stock and Series A and B ESOP Convertible Class A Preferred Stock. This is the 65th consecutive year that our dividend has increased. We have paid a dividend for 131 consecutive years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $32.0 billion as of June 30, 2021 and $34.7 billion as of June 30, 2020. We used $3.9 billion for net debt reductions, including $512 million for early debt extinguishment costs related to the early retirement of $2.3 billion of debt. In 2020, we generated $4.8 billion from net debt increases, primarily due to the issuance of bonds of $5.0 billion.
Treasury Purchases. Total share repurchases were $11.0 billion in 2021 and $7.4 billion in 2020.
Impact of Stock Options and Other. The exercise of stock options and other financing activities generated $1.6 billion and $2.0 billion of cash in 2021 and 2020, respectively.
Liquidity
At June 30, 2021, our current liabilities exceeded current assets by $10.0 billion, largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2021, the Company had $4.7 billion of cash and cash equivalents related to foreign subsidiaries, primarily in various Western European and Asian countries. We did not have material cash and cash equivalents related to any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
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

The Procter & Gamble Company 27
On June 30, 2021, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2025 and November 2021, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2021.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$31,967	$8,880	$4,928	$4,858	$13,301
Leases	953	219	349	175	210
U.S. Tax Act transitional charge (1)	2,115	224	645	1,246	—
Uncertain tax positions (2)	9	9	—	—	—
OTHER
Interest payments relating to long-term debt	5,020	599	1,010	866	2,545
Minimum pension funding (3)	552	179	373	—	—
Purchase obligations (4)	1,982	809	599	259	315
TOTAL CONTRACTUAL COMMITMENTS	$42,598	$10,919	$7,904	$7,404	$16,371
(1)Represents the U.S. federal tax liability associated with the repatriation provisions of the U.S. Tax Act. Does not include any provisions made for foreign withholding taxes on expected repatriations as the timing of those payments is uncertain.
(2)As of June 30, 2021, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $803 million, including $176 million of interest and penalties. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for uncertain tax positions beyond one year, a reasonable estimate of the period of cash settlement beyond twelve months from the balance sheet date of June 30, 2021 cannot be made.
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
(4)Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent minimum commitments with suppliers and are in line with expected usage. This includes service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

28 The Procter & Gamble Company
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
Income Taxes
Our annual tax rate is determined based on our income, statutory tax rates and the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Also inherent in determining our annual tax rate are judgements and assumptions regarding the recoverability of certain deferred tax balances, primarily net operating loss and other carryforwards, and our ability to uphold certain tax positions.
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
A core operating principle is that our tax structure is based on our business operating model, such that profits are earned in line with the business substance and functions of the various legal entities in the jurisdictions where those functions are performed. However, because of the complexity of transfer pricing concepts, we may have income tax uncertainty related to the determination of intercompany transfer prices for our various cross-border transactions. We have obtained and continue to prioritize the strategy of seeking advance rulings with tax authorities to reduce this uncertainty. We estimate that our current portfolio of advance rulings reduces this uncertainty with respect to over 70% of our global earnings. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.
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
Employee Benefits
We sponsor various postretirement benefits throughout the world. These include pension plans, both defined contribution plans and defined benefit plans, and other postretirement benefit (OPRB) plans, consisting primarily of health care and life insurance for retirees. For accounting purposes, the defined benefit pension and OPRB plans require assumptions to estimate the net projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and net obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. As permitted by U.S. GAAP, the net amount by which actual results differ from our assumptions is deferred. If this net deferred amount exceeds 10% of the greater of plan assets or liabilities, a portion of the deferred amount is included in expense for the following year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service

The Procter & Gamble Company 29
cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPRB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2021, the average return on assets assumptions for pension plan assets and OPRB assets was 6.5% and 8.4%, respectively. A change in the rate of return of 100 basis points for both pension and OPRB assets would impact annual after-tax benefit/expense by approximately $140 million.
Since pension and OPRB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPRB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 1.7% represents a weighted average of local rates in countries where such plans exist. A 100 basis point change in the discount rate would impact annual after-tax benefit expense by approximately $210 million. The average discount rate on the OPRB plan of 3.2% reflects the higher interest rates generally applicable in the U.S., which is where a majority of the plan participants receive benefits. A 100 basis point change in the discount rate would impact annual after-tax OPRB expense by approximately $15 million. See Note 8 to the Consolidated Financial Statements for additional details on our defined benefit pension and OPRB plans.
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
We test individual indefinite-lived intangible assets by comparing the book value of each asset to the estimated fair value. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets. If the fair value of the reporting unit or indefinite-lived intangible is less than its carrying value, that difference represents an impairment.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result have fair value cushions that are not as high as our legacy businesses. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value.
During fiscal 2019, a non-cash before- and after-tax impairment charge of $6.8 billion was recognized to reduce the carrying amount of goodwill for the Shave Care reporting unit, and a non-cash, before-tax impairment charge

30 The Procter & Gamble Company
of $1.6 billion ($1.2 billion after-tax) was recognized to reduce the carrying amount of the Gillette indefinite-lived intangible asset to its fair value. The underlying reductions in fair values were due in large part to significant currency devaluations in a number of countries relative to the U.S. dollar, a deceleration of category growth caused by changing grooming habits, primarily in the developed markets, and an increased competitive market environment in the U.S. and certain other markets. As a result of the fiscal 2019 impairment determined by the step two testing (that existed under previous accounting standards), the Shave Care fair value exceeded the carrying value by approximately 20% as of June 30, 2019. Because the impairment testing for intangible assets has historically been a one-step process, the Gillette indefinite-lived intangible asset fair value approximated its carrying value at that date.
During our annual impairment testing during the quarter ended December 31, 2019, we reduced the discount rate used in the valuation based on developments in the macroeconomic environment. As a result of this change and updates to other underlying cash flow projections, the Shave Care fair value exceeded its carrying value by more than 20% and the Gillette indefinite-lived intangible asset's fair value exceeded its carrying value by approximately 5%.
The COVID-19 pandemic that originated during the second half of fiscal 2020 resulted in a reduction in shave incidents by consumers and a weakening of certain currencies relative to the U.S. dollar, which led to a reduction in net sales for Gillette-branded products. This resulted in a triggering event for the Gillette indefinite-lived intangible asset, which caused us to perform an additional impairment assessment for that asset as of June 30, 2020. That assessment indicated that the fair value of the Gillette trade name approximated its carrying value. Accordingly, no impairment charge was recorded during the year ended June 30, 2020. Based on our annual impairment testing during the three months ended December 31, 2020, the Shave Care reporting unit's fair value continued to exceed its carrying value by more than 20% and the Gillette indefinite-lived intangible asset's fair value continued to approximate its carrying value.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates) and discount rate. The residual growth rate represents the expected rate at which the reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long-term category market growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S. Another key assumption in our fair value determination of the Gillette indefinite-lived intangible asset is the royalty rate, which is driven by historical and estimated future profitability of the underlying Gillette business. The royalty rate may be impacted by significant adverse changes in long-term operating margins.
While management can and has implemented strategies to address these events in the past, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles.
The duration and severity of the pandemic could result in additional future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that a triggering event did not occur during the quarter ended June 30, 2021, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette intangible asset assumes the net sales growth rates will begin to recover from the impact of the pandemic during the next fiscal year. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react and progress on the distribution of vaccines. Accordingly, there continues to be risk related to this key assumption. A more prolonged pandemic recovery period could impact the assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by more prolonged reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship, changes in the use and frequency of grooming products or by shifts in demand away from one or more of our higher priced products to lower priced products. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of

The Procter & Gamble Company 31
capital. As of June 30, 2021, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.8 billion and $14.1 billion, respectively.
We performed a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset during our annual impairment testing, utilizing reasonably possible changes in the assumptions for the shorter-term and residual growth rates, the discount rate, and the royalty rate to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis point increase in the discount rate, a 25 basis point decrease in our shorter-term and residual growth rates, or a 50 basis point decrease in our royalty rate, any of which, in isolation, would result in an impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate	-50 bps Royalty Rate
Shave Care goodwill reporting unit	(6)%	(6)%	N/A
Gillette indefinite-lived intangible asset	(6)%	(6)%	(4)%

See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible asset impairment testing results.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2021.
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
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2021. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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
Based on our interest rate exposure as of and during the year ended June 30, 2021, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2021, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2021 and June 30, 2020, we did not have any financial commodity hedging activity.

32 The Procter & Gamble Company
Measures Not Defined By U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measures. We believe that these measures provide useful perspective of underlying business trends (i.e., trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measures, but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted. These measures include:
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
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2021	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	8%	(2)%	—%	6%
Grooming	6%	—%	—%	6%
Health Care	10%	(1)%	—%	9%
Fabric & Home Care	10%	(1)%	—%	9%
Baby, Feminine & Family Care	3%	(1)%	—%	2%
TOTAL COMPANY	7%	(1)%	—%	6%
(1)    Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital spending, tax payments related to the Merck OTC Consumer Healthcare acquisition in 2020 and transitional tax payments resulting from the U.S. Tax Act in 2021 and 2020 (the Company incurred a transitional tax liability of approximately $3.8 billion from the U.S. Tax Act, which is payable over a period of 8 years). Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Adjustments to Operating Cash Flow (1)	Adjusted Free Cash Flow
2021	$18,371	$(2,787)	$225	$15,809
2020	$17,403	$(3,073)	$543	$14,873
(1)    Adjustments to Operating Cash Flow include transitional tax payments resulting from the U.S. Tax Act of $225 and $215 in 2021 and 2020, respectively, and tax payments related to the Merck acquisition of $328 in 2020.
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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Adjusted Free Cash Flow	Net Earnings	Early Debt Extinguishment Charges	Net Earnings Excluding Adjustments	Adjusted Free Cash Flow Productivity
2021	$15,809	$14,352	$427	$14,779	107%
2020	14,873	13,103	—	13,103	114%

The Procter & Gamble Company 33
Core EPS. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. Core EPS is also used in assessing the achievement of management goals for at-risk compensation. The table below provides a reconciliation of diluted net earnings per share to Core EPS, including the following reconciling items:
•Charges for early debt extinguishment: During fiscal year 2021, the Company recorded after tax charges of $427 million ($512 million before tax), due to the early extinguishment of certain long-term debt. These charges represent the difference between the reacquisition price and the par value of the debt extinguished.
•Incremental Restructuring: The Company has historically had an ongoing level of restructuring activities. Such activities have resulted in ongoing annual restructuring related charges of approximately $250 - $500 million before tax. Beginning in fiscal 2012, the Company had a strategic productivity and cost savings initiative that resulted in incremental restructuring charges through fiscal 2020. The adjustment to Core earnings includes only the restructuring costs above the normal recurring level of restructuring costs. In fiscal 2021, the Company incurred restructuring costs within our historical ongoing level.
We do not view the above items to be indicative of underlying business results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Twelve Months Ended June 30, 2021			Twelve Months Ended June 30, 2020
	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	NON-GAAP (CORE)	AS REPORTED (GAAP)	INCREMENTAL RESTRUCTURING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	14,306	427	14,733	13,027	415	13,442
			Core EPS			Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$5.50	$0.16	$5.66	$4.96	$0.16	$5.12
(1) Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
CORE EPS	11%

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2021, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2021, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2021, as stated in their report which is included herein.

/s/ David S. Taylor
(David S. Taylor)
Chairman of the Board, President and Chief Executive Officer

/s/ Andre Schulten
(Andre Schulten)
Chief Financial Officer

August 6, 2021

The Procter & Gamble Company 35
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the three years in the period ended June 30, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 6, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill and indefinite lived intangible assets for impairment involves the comparison of the fair value of each reporting unit or indefinite lived intangible asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rates and discount rates. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessments of the Shave Care reporting unit as of October 1, 2020 and the Gillette brand indefinite lived intangible asset (the “Gillette brand”) as of December 31, 2020.  Because the estimated fair values exceeded their carrying values, no impairments were recorded. As of June 30, 2021, the Shave Care reporting unit goodwill was $12.8 billion, and the Gillette brand was $14.1 billion.
We identified the Company’s impairment evaluations of goodwill for the Shave Care reporting unit and the Gillette brand as a critical audit matter because of the significant judgments made by management to estimate the fair values of the reporting unit and the brand. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and earnings as well as the selection of royalty rates and discount rates, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future net sales and earnings and the selection of the royalty rates and discount rates

36 The Procter & Gamble Company
for the Shave Care reporting unit and the Gillette brand included the following, among others:
•We tested the effectiveness of controls over goodwill and indefinite lived intangible assets, including those over the determination of fair value, such as controls related to management’s development of forecasts of future net sales and earnings, and the selection of royalty rates, and discount rates.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 6, 2021

We have served as the Company’s auditor since 1890.

The Procter & Gamble Company 37
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated August 6, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio

August 6, 2021

38 The Procter & Gamble Company
Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2021	2020	2019
NET SALES	$76,118	$70,950	$67,684
Cost of products sold	37,108	35,250	34,768
Selling, general and administrative expense	21,024	19,994	19,084
Goodwill and indefinite-lived intangible impairment charges	—	—	8,345
OPERATING INCOME	17,986	15,706	5,487
Interest expense	(502)	(465)	(509)
Interest income	45	155	220
Other non-operating income, net	86	438	871
EARNINGS BEFORE INCOME TAXES	17,615	15,834	6,069
Income taxes	3,263	2,731	2,103
NET EARNINGS	14,352	13,103	3,966
Less: Net earnings attributable to noncontrolling interests	46	76	69
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$14,306	$13,027	$3,897

NET EARNINGS PER COMMON SHARE: (1)
Basic	$5.69	$5.13	$1.45
Diluted	$5.50	$4.96	$1.43
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39
Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2021	2020	2019
NET EARNINGS	$14,352	$13,103	$3,966
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of tax of $(266), $59 and $78, respectively)	1,023	(1,083)	(213)
Unrealized gains/(losses) on investment securities (net of tax of $5, $(1) and $0, respectively)	16	(12)	184
Unrealized gains/(losses) on defined benefit retirement plans (net of tax of $445, $(42) and $22, respectively)	1,386	(150)	169
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	2,425	(1,245)	140
TOTAL COMPREHENSIVE INCOME	16,777	11,858	4,106
Less: Total comprehensive income attributable to noncontrolling interests	50	60	70
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$16,727	$11,798	$4,036

See accompanying Notes to Consolidated Financial Statements.

40 The Procter & Gamble Company
Consolidated Balance Sheets

Amounts in millions except stated values; As of June 30	2021	2020
Assets
CURRENT ASSETS
Cash and cash equivalents	$10,288	$16,181
Accounts receivable	4,725	4,178
INVENTORIES
Materials and supplies	1,645	1,414
Work in process	719	674
Finished goods	3,619	3,410
Total inventories	5,983	5,498
Prepaid expenses and other current assets	2,095	2,130
TOTAL CURRENT ASSETS	23,091	27,987
PROPERTY, PLANT AND EQUIPMENT, NET	21,686	20,692
GOODWILL	40,924	39,901
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	23,642	23,792
OTHER NONCURRENT ASSETS	9,964	8,328
TOTAL ASSETS	$119,307	$120,700

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$13,720	$12,071
Accrued and other liabilities	10,523	9,722
Debt due within one year	8,889	11,183
TOTAL CURRENT LIABILITIES	33,132	32,976
LONG-TERM DEBT	23,099	23,537
DEFERRED INCOME TAXES	6,153	6,199
OTHER NONCURRENT LIABILITIES	10,269	11,110
TOTAL LIABILITIES	72,653	73,822
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	870	897
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2021 - 4,009.2, 2020 - 4,009.2)	4,009	4,009
Additional paid-in capital	64,848	64,194
Reserve for ESOP debt retirement	(1,006)	(1,080)
Accumulated other comprehensive loss	(13,744)	(16,165)
Treasury stock, at cost (shares held: 2021 - 1,579.5, 2020 - 1,529.5)	(114,973)	(105,573)
Retained earnings	106,374	100,239
Noncontrolling interest	276	357
TOTAL SHAREHOLDERS' EQUITY	46,654	46,878
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$119,307	$120,700

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 41
Consolidated Statements of Shareholders' Equity

Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2018	2,498,093	$4,009	$967	$63,846	($1,204)	($14,749)	($99,217)	$98,641	$590	$52,883
Impact of adoption of new accounting standards						(326)		(200)	(27)	(553)
Net earnings								3,897	69	3,966
Other comprehensive income/(loss)						139			1	140
Dividends and dividend equivalents ($2.8975 per share):
Common								(7,256)		(7,256)
Preferred								(263)		(263)
Treasury stock purchases	(53,714)						(5,003)			(5,003)
Employee stock plans	55,734			93			3,781			3,874
Preferred stock conversions	4,638		(39)	6			33			—
ESOP debt impacts					58			99		157
Noncontrolling interest, net				(118)					(248)	(366)
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								13,027	76	13,103
Other comprehensive income/(loss)						(1,229)			(16)	(1,245)
Dividends and dividend equivalents ($3.0284 per share):
Common								(7,551)		(7,551)
Preferred								(263)		(263)
Treasury stock purchases	(61,346)						(7,405)			(7,405)
Employee stock plans	32,603			362			2,212			2,574
Preferred stock conversions	3,738		(31)	5			26			—
ESOP debt impacts					66			108		174
Noncontrolling interest, net									(88)	(88)
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								14,306	46	14,352
Other comprehensive income/(loss)						2,421			4	2,425
Dividends and dividend equivalents ($3.2419 per share):
Common								(8,020)		(8,020)
Preferred								(271)		(271)
Treasury stock purchases	(81,343)						(11,009)			(11,009)
Employee stock plans	28,001			650			1,586			2,236
Preferred stock conversions	3,302		(27)	4			23			—
ESOP debt impacts					74			120		194
Noncontrolling interest, net									(131)	(131)
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654

See accompanying Notes to Consolidated Financial Statements.

42 The Procter & Gamble Company
Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2021	2020	2019
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$16,181	$4,239	$2,569
OPERATING ACTIVITIES
Net earnings	14,352	13,103	3,966
Depreciation and amortization	2,735	3,013	2,824
Loss on early extinguishment of debt	512	—	—
Share-based compensation expense	540	558	515
Deferred income taxes	(258)	(596)	(411)
Loss/(gain) on sale of assets	(16)	7	(678)
Goodwill and indefinite-lived intangible impairment charges	—	—	8,345
Change in accounts receivable	(342)	634	(276)
Change in inventories	(309)	(637)	(239)
Change in accounts payable, accrued and other liabilities	1,391	1,923	1,856
Change in other operating assets and liabilities	(369)	(710)	(973)
Other	135	108	313
TOTAL OPERATING ACTIVITIES	18,371	17,403	15,242
INVESTING ACTIVITIES
Capital expenditures	(2,787)	(3,073)	(3,347)
Proceeds from asset sales	42	30	394
Acquisitions, net of cash acquired	(34)	(58)	(3,945)
Purchases of investment securities	(55)	—	(158)
Proceeds from sales and maturities of investment securities	—	6,151	3,628
Change in other investments	—	(5)	(62)
TOTAL INVESTING ACTIVITIES	(2,834)	3,045	(3,490)
FINANCING ACTIVITIES
Dividends to shareholders	(8,263)	(7,789)	(7,498)
Increases/(reductions) in short-term debt	(3,333)	2,345	(2,215)
Additions to long-term debt	4,417	4,951	2,367
Reductions of long-term debt (1)	(4,987)	(2,447)	(969)
Treasury stock purchases	(11,009)	(7,405)	(5,003)
Impact of stock options and other	1,644	1,978	3,324
TOTAL FINANCING ACTIVITIES	(21,531)	(8,367)	(9,994)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	101	(139)	(88)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,893)	11,942	1,670
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$10,288	$16,181	$4,239

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$531	$434	$497
Cash payments for income taxes	3,822	3,550	3,064
(1)    Includes early extinguishment of debt costs of $512 in 2021.

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 43
Notes to Consolidated Financial Statements
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in more than 180 countries and territories primarily through mass merchandisers, e-commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in approximately 70 countries.
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
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, consumer and trade promotion accruals, restructuring reserves, pensions, postretirement benefits, stock options, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets and liabilities, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year. However, in regard to ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in estimating fair values versus those anticipated at the time of the initial valuations, could result in impairment charges that materially affect the financial statements in a given year.

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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $1.9 billion in 2021, $1.8 billion in 2020 and $1.9 billion in 2019. Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $8.2 billion in 2021, $7.3 billion in 2020 and $6.8 billion in 2019. Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
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
Investments
The Company holds minor equity investments in certain companies over which we exert significant influence, but do not control the financial and operating decisions. These are accounted for as equity method investments. Other equity investments that are not controlled, and over which we do not have the ability to exercise significant influence, and for which there is a readily determinable market value, are recorded at fair value, with gains and losses recorded through net earnings. Equity investments without readily determinable fair values are measured at cost, less impairments, plus or minus observable price changes. Equity investments are included as Other noncurrent assets in the Consolidated Balance Sheets.
In addition to equity investments, we have historically held other investment securities, primarily consisting of readily marketable debt securities. Unrealized gains or losses from debt securities classified as trading, if any, are charged to earnings. Unrealized gains on debt securities classified as available-for-sale are recorded in OCI. Unrealized losses on available-for-sale debt securities are charged to either earnings or OCI depending on our intent and ability to retain the security until we recover the full cost basis and the extent of the loss attributable to the creditworthiness of the issuer. Debt securities are included as Prepaid expenses and other current assets and Other noncurrent assets in the Consolidated Balance Sheets.
The Company also holds highly-liquid investments, including treasury bills, commercial paper, U.S. and foreign government securities and money market funds with original maturity dates of three months or less. Such investments are considered cash equivalents and are included within Cash and cash equivalents in the Consolidated Balance Sheets.
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

The Procter & Gamble Company 45
Fair Values of Financial Instruments
Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments, including cash equivalents, certain investments and certain short-term debt, are recorded at cost, which approximates fair value. The fair values of long-term debt and financial instruments are disclosed in Note 9.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts and other transactions affected by reference rate reform if certain criteria are met and to hedging relationships, including derivative instruments, if there is a change to the interest rates used for discounting, margining or contract price alignment. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
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
The accounting policies of the segments are generally the same as those described in Note 1. Differences between these policies and U.S. GAAP primarily reflect income taxes, which are reflected in the segments using applicable blended statutory rates. Adjustments to arrive at our effective tax rate are included in Corporate. In addition, capital expenditures in the segments are on an accrual basis consistent with the balance sheet. Adjustments to move from an accrual to cash basis, for purposes of the cash flow statement, are reflected in Corporate.
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

46 The Procter & Gamble Company
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

% of Net sales by operating segment (1)
Years ended June 30	2021	2020	2019
Fabric Care	22%	22%	22%
Home Care	12%	11%	10%
Baby Care	10%	11%	12%
Skin and Personal Care	10%	10%	10%
Hair Care	9%	9%	10%
Family Care	9%	9%	9%
Oral Care	8%	8%	8%
Shave Care	7%	7%	8%
Feminine Care	6%	6%	6%
Personal Health Care	5%	5%	4%
All Other	2%	2%	1%
TOTAL	100%	100%	100%
(1)    % of Net sales by operating segment excludes sales held in Corporate.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Years ended June 30	2021	2020	2019
NET SALES
United States	$33.7	$31.3	$28.6
International	$42.4	$39.7	$39.1
LONG-LIVED ASSETS (1)
United States	$10.1	$9.9	$10.0
International	$11.6	$10.8	$11.3
(1)    Long-lived assets consists of property, plant and equipment.
No country, other than the United States, exceeds 10% of the Company's consolidated net sales or long-lived assets.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 15% in 2021, 2020 and 2019. No other customer represents more than 10% of our consolidated net sales.

Global Segment Results		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2021	$14,417	$4,018	$3,210	$333	$5,587	$386
	2020	13,359	3,437	2,737	320	5,531	397
	2019	12,897	3,282	2,637	272	5,362	634
GROOMING	2021	6,440	1,728	1,427	378	20,668	291
	2020	6,069	1,613	1,329	406	20,589	305
	2019	6,199	1,777	1,529	429	20,882	367
HEALTH CARE	2021	9,956	2,398	1,851	372	7,976	364
	2020	9,028	2,156	1,652	350	7,726	338
	2019	8,218	1,984	1,519	294	7,708	363
FABRIC & HOME CARE	2021	26,014	5,986	4,622	646	8,334	1,006
	2020	23,735	5,426	4,154	605	7,745	887
	2019	22,080	4,601	3,518	557	7,620	984
BABY, FEMININE & FAMILY CARE	2021	18,850	4,723	3,629	846	8,666	814
	2020	18,364	4,534	3,465	839	8,628	764
	2019	17,806	3,593	2,734	861	9,271	819
CORPORATE (1)	2021	441	(1,238)	(387)	160	68,076	(74)
	2020	395	(1,332)	(234)	493	70,481	382
	2019	484	(9,168)	(7,971)	411	64,252	180
TOTAL COMPANY	2021	$76,118	$17,615	$14,352	$2,735	$119,307	$2,787
	2020	70,950	15,834	13,103	3,013	120,700	3,073
	2019	67,684	6,069	3,966	2,824	115,095	3,347
(1)    The Corporate reportable segment includes the $8.3 billion non-cash before-tax ($8.0 billion after-tax) goodwill and intangible asset impairment charge in fiscal 2019. For additional details on goodwill and intangible assets see Note 4.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2021	2020
PROPERTY, PLANT AND EQUIPMENT
Buildings	$8,165	$7,700
Machinery and equipment	35,367	33,260
Land	808	777
Construction in progress	2,358	2,034
TOTAL PROPERTY, PLANT AND EQUIPMENT	46,698	43,771
Accumulated depreciation	(25,012)	(23,079)
PROPERTY, PLANT AND EQUIPMENT, NET	$21,686	$20,692
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2021	2020
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$4,140	$3,531
Compensation expenses	2,145	1,921
Taxes payable	637	693
Restructuring reserves	278	472
Leases	219	239
Other	3,104	2,866
TOTAL	$10,523	$9,722

OTHER NONCURRENT LIABILITIES
Pension benefits	$5,452	$6,223
U.S. Tax Act transitional tax payable	1,891	2,121
Other retiree benefits	922	965
Uncertain tax positions	794	580
Long term operating leases	631	652
Other	579	569
TOTAL	$10,269	$11,110

RESTRUCTURING PROGRAM
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before-tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually. In fiscal 2012, the Company initiated an incremental restructuring program (covering fiscal 2012 through 2017) as part of a productivity and cost savings plan to accelerate cost reductions in the areas of supply chain, research and development, marketing activities and overhead expenses.
In fiscal 2017, the Company announced specific elements of an incremental multi-year productivity and cost savings plan to further reduce costs in the areas of supply chain, certain marketing activities and overhead expense, which resulted in incremental restructuring charges through fiscal 2020. For fiscal 2021, restructuring charges were in line with our historical ongoing program.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Employee separation costs relate to severance packages that are primarily voluntary and the amounts calculated are based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or for disposal. These assets are written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to manufacturing consolidations and technology standardizations. The asset-related charges will not have a significant impact on future depreciation charges. Other restructuring-type charges primarily include asset removal and termination of contracts related to supply chain and overhead optimization. The Company incurred total restructuring charges of $330 and $782 for the years ended June 30, 2021 and 2020. Of the charges incurred for fiscal year 2021, $176 were recorded in SG&A, $134 in Costs of products sold, and $20 in Other non-operating income, net. Of the charges incurred in fiscal year 2020, $155 were recorded in SG&A, $614 in Costs of products sold, and $13 in Other non-operating income, net. The following table presents restructuring activity for the years ended June 30, 2021 and 2020:

	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2019	$280	$—	$188	$468
Cost incurred and charged to expense	221	372	189	782
Cost paid/settled	(216)	(372)	(190)	(778)
RESERVE JUNE 30, 2020	285	—	187	472
Cost incurred and charged to expense	127	24	179	330
Cost paid/settled	(236)	(24)	(264)	(524)
RESERVE JUNE 30, 2021	$176	$—	$102	$278

Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring charges are funded by and included within Corporate for both management and segment reporting. Accordingly, all of the charges are included within the Corporate reportable segment.
However, for information purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Years ended June 30	2021	2020	2019
Beauty	$13	$54	$49
Grooming	25	102	65
Health Care	51	136	23
Fabric & Home Care	22	75	84
Baby, Feminine & Family Care	29	192	226
Corporate (1)	190	223	307
Total Company	$330	$782	$754
(1)    Corporate includes costs related to allocated overheads, including charges related to our Enterprise Markets, Global Business Services and Corporate Functions activities.

NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
BALANCE AT JUNE 30, 2019 - NET (1)	$12,985	$12,881	$7,972	$1,855	$4,580	$40,273
Acquisitions and divestitures	(1)	—	(46)	—	5	(42)
Translation and other	(82)	(66)	(140)	(14)	(28)	(330)
BALANCE AT JUNE 30, 2020 - NET (1)	12,902	12,815	7,786	1,841	4,557	39,901
Acquisitions and divestitures	—	—	16	—	—	16
Translation and other	355	280	244	32	96	1,007
BALANCE AT JUNE 30, 2021 - NET (1)	$13,257	$13,095	$8,046	$1,873	$4,653	$40,924
(1)    Grooming goodwill balance is net of $7.9 billion accumulated impairment losses.

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
Goodwill increased during fiscal 2021 driven by a minor brand acquisition in the Health Care reportable segment and currency translation across all reportable segments.
Goodwill decreased in fiscal 2020 primarily due to opening balance sheet adjustments from the fiscal 2019 acquisition of the over-the-counter (OTC) healthcare business of Merck KGaA (Merck OTC) in the Health Care reportable segment (see Note 14) and currency translation across all reportable segments.
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
Identifiable intangible assets were comprised of:

	2021		2020
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$3,908	$(2,546)	$3,820	$(2,347)
Patents and technology	2,781	(2,575)	2,776	(2,513)
Customer relationships	1,789	(882)	1,752	(778)
Other	150	(97)	143	(92)
TOTAL	$8,628	$(6,100)	$8,491	$(5,730)
INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	21,114	—	21,031	—
TOTAL	$29,742	$(6,100)	$29,522	$(5,730)
Amortization expense of intangible assets was as follows:

Years ended June 30	2021	2020	2019
Intangible asset amortization	$318	$360	$349

Estimated amortization expense over the next five fiscal years is as follows:

Years ending June 30	2022	2023	2024	2025	2026
Estimated amortization expense	$301	$289	$277	$259	$243

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
Earnings before income taxes consisted of the following:

Years ended June 30	2021	2020	2019
United States	$10,858	$10,338	$1,659
International	6,757	5,496	4,410
TOTAL	$17,615	$15,834	$6,069

Income taxes consisted of the following:

Years ended June 30	2021	2020	2019
CURRENT TAX EXPENSE
U.S. federal	$1,663	$1,266	$1,064
International	1,534	1,769	1,259
U.S. state and local	324	292	191
TOTAL	3,521	3,327	2,514
DEFERRED TAX EXPENSE/(BENEFIT)
U.S. federal	(65)	39	(296)
International and other	(193)	(635)	(115)
TOTAL	(258)	(596)	(411)
TOTAL TAX EXPENSE	$3,263	$2,731	$2,103

Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company
A reconciliation of the U.S. federal statutory income tax rate to our actual effective income tax rate is provided below:

Years ended June 30	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Country mix impacts of foreign operations	(0.5)%	(0.1)%	(0.5)%
State income taxes, net of federal benefit	1.3%	1.4%	2.6%
Excess tax benefits from the exercise of stock options	(1.6)%	(1.6)%	(3.8)%
Tax benefit from simplification of legal entity structure	—%	(1.4)%	—%
Foreign derived intangible income deduction (FDII)	(1.0)%	(1.0)%	(2.2)%
Changes in uncertain tax positions	(0.1)%	0.1%	(0.3)%
Goodwill impairment	—%	—%	22.8%
Other	(0.6)%	(1.2)%	(4.9)%
EFFECTIVE INCOME TAX RATE	18.5%	17.2%	34.7%
Country mix impacts of foreign operations includes the effects of foreign subsidiaries' earnings taxed at rates other than the U.S. statutory rate, the U.S. tax impacts of non-U.S. earnings repatriation and any net impacts of intercompany transactions. Changes in uncertain tax positions represent changes in our net liability related to prior year tax positions. Excess tax benefits from the exercise of stock options reflect the excess of actual tax benefits received on employee exercises of stock options and other share-based payments (which generally equals the income taxable to the employee) over the amount of tax benefits that were calculated and recognized based on the grant date fair values of such instruments.
Tax costs charged to shareholders' equity totaled $215 for the year ended June 30, 2021. This primarily relates to the tax effects of certain adjustments to pension obligations recorded in in shareholders' equity, partially offset by the tax effects of net investment hedges. Tax benefits credited to shareholders' equity totaled $18 for the year ended June 30, 2020. This primarily relates to the tax effects of certain adjustments to pension obligations and unrealized foreign exchange losses recorded in shareholders' equity, partially offset by the tax effects of net investment hedges.
Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax. This charge included taxes for all U.S. income taxes and for the related foreign withholding taxes for the portion of those earnings which are no longer considered indefinitely invested. We have not provided deferred taxes on approximately $21 billion of earnings that are considered permanently reinvested.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2021	2020	2019
BEGINNING OF YEAR	$485	$466	$470
Increases in tax positions for prior years	157	60	85
Decreases in tax positions for prior years	(34)	(21)	(94)
Increases in tax positions for current year	60	82	71
Settlements with taxing authorities	(26)	(83)	(37)
Lapse in statute of limitations	(24)	(12)	(27)
Currency translation	9	(7)	(2)
END OF YEAR	$627	$485	$466
Included in the total liability for uncertain tax positions at June 30, 2021 is $408 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40-50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $10, including interest and penalties.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2021, 2020 and 2019, we had accrued interest of $166, $141 and $133 and accrued penalties of $10, $17 and $17, respectively, which are not included in the above table. During the fiscal years ended June 30, 2021, 2020 and 2019, we recognized $38, $39 and $40 in interest expense and $6, $1 and $2 in penalties expense, respectively.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51
Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2021	2020
DEFERRED TAX ASSETS
Pension and other retiree benefits	$1,476	$1,602
Loss and other carryforwards	1,030	875
Accrued marketing and promotion	424	353
Stock-based compensation	386	398
Capitalized research & development	358	—
Fixed assets	223	218
Lease liabilities	196	190
Unrealized loss on financial and foreign exchange transactions	109	64
Inventory	31	27
Accrued interest and taxes	22	20
Other	878	829
Valuation allowances	(569)	(486)
TOTAL	$4,564	$4,090

DEFERRED TAX LIABILITIES
Goodwill and intangible assets	$5,761	$5,775
Fixed assets	1,512	1,485
Lease right-of-use assets	191	185
Unrealized gain on financial and foreign exchange transactions	111	169
Foreign withholding tax on earnings to be repatriated	108	118
Other retiree benefits	645	265
Other	175	101
TOTAL	$8,503	$8,098
Net operating loss carryforwards were $3.0 billion at June 30, 2021 and $2.9 billion at June 30, 2020. If unused, approximately $900 will expire between 2021 and 2040. The remainder, totaling $2.1 billion at June 30, 2021, may be carried forward indefinitely.

NOTE 6
EARNINGS PER SHARE
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the weighted average number of common shares outstanding during the year. For fiscal years 2021 and 2020, Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the year. The diluted shares include the dilutive effect of stock options and other stock-based awards based on the treasury stock method (see Note 7) and the assumed conversion of preferred stock (see Note 8).

For fiscal year 2019, Diluted net earnings per common share do not include the assumed conversion of preferred stock because to do so would have been antidilutive, due to the lower Net earnings driven by the Shave Care impairment charges (see Note 4). Therefore, Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the diluted weighted average number of common shares outstanding during the year. The diluted shares include the dilutive effect of stock options and other stock-based awards based on the treasury stock method.

Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company
Net earnings per share were calculated as follows:

Years ended June 30	2021	2020	2019
CONSOLIDATED AMOUNTS
Net earnings	$14,352	$13,103	$3,966
Less: Net earnings attributable to noncontrolling interests	46	76	69
Net earnings attributable to P&G	14,306	13,027	3,897
Less: Preferred dividends	271	263	263
Net earnings attributable to P&G available to common shareholders (Basic)	$14,035	$12,764	$3,634

Net earnings attributable to P&G available to common shareholders (Diluted)	$14,306	$13,027	$3,634

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,465.8	2,487.1	2,503.6
Add: Effect of dilutive securities
Stock options and other unvested equity awards (1)	52.5	52.7	35.9
Convertible preferred shares (2)	82.7	86.0	—
Diluted weighted average common shares outstanding	2,601.0	2,625.8	2,539.5

NET EARNINGS PER SHARE (3)
Basic	$5.69	$5.13	$1.45
Diluted	$5.50	$4.96	$1.43
(1)Excludes 9 million, 6 million and 13 million in 2021, 2020 and 2019, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(2)See an overview of the preferred shares in Note 8. In fiscal year 2019, preferred shares exclude 90 million because to do so would have been antidilutive, due to lower Net earnings driven by the Shave Care impairment charges (see Note 4).
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
Senior-level executives participate in an additional long-term incentive program that awards PSUs, which are paid in shares after the end of a three-year performance period subject to pre-established performance goals. Effective for fiscal year 2019, we added a Relative Total Shareholder Return (R-TSR) modifier to the PSUs, under which the number of shares ultimately granted is also impacted by the Company's actual shareholder return relative to our consumer products competitive peer set.
In addition to these long-term incentive programs, we award RSUs to the Company's non-employee directors and make other minor stock option and RSU grants to employees for which the terms are not substantially different from our long-term incentive awards.
A total of 150 million shares of common stock were newly authorized for issuance under the stock-based compensation plan approved by shareholders in 2019. A total of 144 million shares remain available for grant under the 2019 plan.
The Company recognizes stock-based compensation expense based on the fair value of the awards at the date of grant. The fair value is amortized on a straight-line basis over the requisite service period. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation expense from the grant date through the date the employee first becomes eligible to retire and/or is no longer required to provide services to earn the award. Stock-based compensation expense is included as part of Cost of products sold and SG&A in the Consolidated Statement of Earnings and includes an estimate of forfeitures, which is based on historical data. Total expense and related tax benefit were as follows:

Years ended June 30	2021	2020	2019
Stock options	$279	$249	$246
RSUs and PSUs	261	309	269
Total stock-based expense	$540	$558	$515

Income tax benefit	$102	$97	$101
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53
We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Years ended June 30	2021			2020			2019
Interest rate	0.1	-	0.7%	1.1	-	1.4%	2.5	-	2.7%
Weighted average interest rate	0.6%			1.3%			2.6%
Dividend yield	2.4%			2.4%			3.0%
Expected volatility	20%			17%			17%
Expected life in years	9.2			9.2			9.2

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
A summary of options outstanding under the plans as of June 30, 2021 and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contract-ual Life in Years	Aggregate Intrinsic Value
Outstanding, beginning of year	149,872	$84.71
Granted	12,133	139.05
Exercised	(23,102)	73.72
Forfeited/expired	(631)	106.72
OUTSTANDING, END OF YEAR	138,272	$91.24	5.4	$6,098
EXERCISABLE	99,177	$81.47	4.1	$5,302
The following table provides additional information on stock options:

Years ended June 30	2021	2020	2019
Weighted average grant-date fair value of options granted	$20.94	$15.60	$13.60
Intrinsic value of options exercised	1,401	1,455	1,770
Grant-date fair value of options that vested	236	217	180
Cash received from options exercised	1,705	2,019	3,381
Actual tax benefit from options exercised	292	298	221
At June 30, 2021, there was $169 of compensation cost that has not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.6 years.
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2021 and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2020	4,498	$92.15	1,048	$117.02
Granted	1,274	137.71	472	152.04
Vested	(2,445)	85.40	(529)	106.66
Forfeited	(90)	108.30	(20)	140.88
Non-vested at June 30, 2021	3,237	$114.68	971	$135.24
At June 30, 2021, there was $229 of compensation cost that has not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 1.6 years. The total grant date fair value of shares vested was $266, $264 and $205 in 2021, 2020 and 2019, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $340, $317 and $272 in 2021, 2020 and 2019, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 14% of total participants' annual wages and salaries in 2021, 2020 and 2019.
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
We also provide certain other retiree benefits, primarily health care benefits for the majority of our U.S. employees who become eligible for these benefits when they meet minimum age and service requirements. Generally, the health care plans require cost sharing with retirees and pay a stated percentage of expenses, reduced by deductibles and other coverages. These benefits are primarily funded by ESOP Series B shares and certain other assets contributed by the Company.

Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Years ended June 30	2021	2020	2021	2020
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$17,761	$17,037	$4,770	$4,964
Service cost	275	247	94	100
Interest cost	240	276	114	160
Participants' contributions	13	11	76	74
Amendments	34	3	—	(136)
Net actuarial loss/(gain)	(466)	951	(678)	(85)
Special termination benefits	17	11	2	2
Currency translation and other	1,220	(218)	64	(64)
Benefit payments	(625)	(557)	(236)	(245)
BENEFIT OBLIGATION AT END OF YEAR (3)	$18,469	$17,761	$4,206	$4,770

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$11,484	$11,382	$5,618	$5,096
Actual return on plan assets	1,058	664	879	595
Employer contributions	202	180	34	33
Participants' contributions	13	11	76	74
Currency translation and other	909	(196)	2	2
ESOP debt impacts (4)	—	—	71	63
Benefit payments	(625)	(557)	(236)	(245)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$13,041	$11,484	$6,444	$5,618
FUNDED STATUS	$(5,428)	$(6,277)	$2,238	$848
(1)Primarily non-U.S.-based defined benefit retirement plans.
(2)Primarily U.S.-based other postretirement benefit plans.
(3)For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
(4)Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits. The original borrowing of the ESOP debt was fully repaid in 2021.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55
The actuarial gain for pension plans in 2021 was primarily related to increases in discount rates, partially offset by unfavorable actuarial assumptions, including inflation assumptions. The actuarial gain for other retiree benefits in 2021 was primarily related to favorable medical cost trends. The actuarial loss for pension plans in 2020 was primarily related to decreases in discount rates. The actuarial gain for other retiree benefits in 2020 was primarily related to favorable updates to mortality tables and favorable medical cost trends, largely offset by decreases in discount rates.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

	Pension Benefits		Other Retiree Benefits
As of June 30	2021	2020	2021	2020
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$88	$12	$3,193	$1,843
Current liabilities	(64)	(66)	(33)	(30)
Noncurrent liabilities	(5,452)	(6,223)	(922)	(965)
NET AMOUNT RECOGNIZED	$(5,428)	$(6,277)	$2,238	$848
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE (INCOME)/LOSS (AOCI)
Net actuarial loss/(gain)	$4,869	$5,662	$(504)	$572
Prior service cost/(credit)	198	198	(471)	(511)
NET AMOUNTS RECOGNIZED IN AOCI	$5,067	$5,860	$(975)	$61

The accumulated benefit obligation for all defined benefit pension plans, which differs from the projected obligation in that it excludes the assumption of future salary increases, was $17.3 billion and $16.5 billion as of June 30, 2021 and 2020, respectively. Information related to the funded status of selected pension and other retiree benefits at June 30 is as follows:

As of June 30	2021	2020
PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$11,747	$17,635
Fair value of plan assets	6,231	11,347
PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$11,005	$11,196
Fair value of plan assets	6,226	5,994
OTHER RETIREE BENEFIT PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$1,082	$1,136
Fair value of plan assets	127	141

Amounts in millions of dollars except per share amounts or as otherwise specified.

56 The Procter & Gamble Company
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2021	2020	2019	2021	2020	2019
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST
Service cost	$275	$247	$259	$94	$100	$101
Interest cost	240	276	339	114	160	187
Expected return on plan assets	(783)	(740)	(732)	(508)	(473)	(447)
Amortization of net actuarial loss	423	340	225	47	68	66
Amortization of prior service cost/(credit)	25	25	26	(60)	(48)	(48)
Amortization of net actuarial loss/prior service cost due to settlements	5	7	9	—	—	—
Special termination benefits	17	11	13	2	2	8
GROSS BENEFIT COST/(CREDIT)	202	166	139	(311)	(191)	(133)
Dividends on ESOP preferred stock	—	—	—	(8)	(19)	(28)
NET PERIODIC BENEFIT COST/(CREDIT)	$202	$166	$139	$(319)	$(210)	$(161)
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$(741)	$1,027		$(1,049)	$(207)
Prior service cost/(credit) - current year	34	3		—	(136)
Amortization of net actuarial loss	(423)	(340)		(47)	(68)
Amortization of prior service (cost)/credit	(25)	(25)		60	48
Amortization of net actuarial loss/prior service costs due to settlements	(5)	(7)		—	—
Currency translation and other	367	(74)		—	(26)
TOTAL CHANGE IN AOCI	(793)	584		(1,036)	(389)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST AND AOCI	$(591)	$750		$(1,355)	$(599)

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

	Pension Benefits		Other Retiree Benefits
As of June 30	2021	2020	2021	2020
Discount rate	1.7%	1.5%	3.2%	3.1%
Rate of compensation increase	2.7%	2.5%	N/A	N/A
Interest crediting rate for cash balance plans	4.4%	4.4%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.4%	6.6%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.5%	4.9%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2028	2026
(1)Determined as of end of fiscal year.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30, were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2021	2020	2019	2021	2020	2019
Discount rate	1.5%	1.9%	2.5%	3.1%	3.7%	4.2%
Expected return on plan assets	6.5%	6.6%	6.6%	8.4%	8.4%	8.3%
Rate of compensation increase	2.5%	2.6%	2.6%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.4%	4.4%	4.8%	N/A	N/A	N/A
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
Our target asset allocation for the year ended June 30, 2021, and actual asset allocation by asset category as of June 30, 2021 and 2020, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2021	2020	2021	2020
Cash	—%	2%	1%	1%	2%	3%
Debt securities	61%	3%	59%	66%	2%	2%
Equity securities	39%	95%	40%	33%	96%	95%
TOTAL	100%	100%	100%	100%	100%	100%

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company
The following table sets forth the fair value of the Company's plan assets as of June 30, 2021 and 2020 segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles). Investments valued using net asset value as a practical expedient are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2021	2020	Fair Value Hierarchy Level	2021	2020
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$82	$61	1	$131	$121
Company common stock		—	—	1	275	217
Company preferred stock (1)		—	—	2	5,911	5,139
Fixed income securities (2)	2	1,931	1,991	2	3	12
Insurance contracts (3)	3	111	115		—	—
TOTAL ASSETS IN THE FAIR VALUE HIERARCHY		2,124	2,167		6,320	5,489
Investments valued at net asset value (4)		10,917	9,317		124	129
TOTAL ASSETS AT FAIR VALUE		$13,041	11,484		$6,444	5,618
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

Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2022, is $181 and $46, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.

Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2022	$605	$190
2023	586	199
2024	615	205
2025	644	209
2026	639	214
2027 - 2031	3,639	1,130

Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $24 remain outstanding at June 30, 2021. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.24 per share. The liquidation value is $6.82 per share.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. The original borrowings of $1.0 billion were repaid in full as of June 30, 2021. Debt service requirements were funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $982 are outstanding at June 30, 2021. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.24 per share. The liquidation value is $12.96 per share.
Our ESOP accounting practices are consistent with current ESOP accounting guidance, including the permissible continuation of certain provisions from prior accounting guidance. ESOP debt, which was guaranteed by the Company, was recorded as debt with an offset to the Reserve for ESOP debt retirement, which is presented within Shareholders' equity. Advances to the ESOP by the Company are recorded as an increase in the Reserve for ESOP debt retirement. Interest incurred on the ESOP debt is recorded as Interest expense. Dividends on all preferred shares are charged to Retained earnings.
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2021	2020	2019
Allocated	27,759	29,591	31,600
Unallocated	1,769	2,479	3,259
TOTAL SERIES A	29,528	32,070	34,859

Allocated	29,203	27,894	26,790
Unallocated	22,349	24,418	26,471
TOTAL SERIES B	51,552	52,312	53,261

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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2021, was not material. The Company has not been required to post collateral as a result of these contractual features.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. As of and during the years ended June 30, 2021 and 2020, we did not have any financial commodity hedging activity to manage such exposures.
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

The Procter & Gamble Company 61
Assets and Liabilities Measured at Fair Value
Cash equivalents were $9.1 billion and $14.6 billion as of June 30, 2021 and 2020, respectively and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $192 and $67 as of June 30, 2021 and 2020, respectively, including equity securities of $163 and $39 as of June 30, 2021 and 2020, respectively, and are presented in Other noncurrent assets. Investments are measured at fair value and primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets, and Level 2 are based on quoted market prices for similar investments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized gains on equity securities were $69 and $13 for the fiscal year ended June 30, 2021 and 2020, respectively, and are recognized in the Consolidated Statements of Earnings in Other non-operating income, net.
The fair value of long-term debt was $28.8 billion and $29.0 billion as of June 30, 2021 and 2020, respectively. This includes the current portion of long-term debt instruments ($3.6 billion and $2.5 billion as of June 30, 2021 and 2020, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2021 and 2020 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2021	2020	2021	2020	2021	2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,415	$7,114	$146	$269	$—	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$8,484	$3,856	$89	$26	$(94)	$(41)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,899	$10,970	$235	$295	$(94)	$(41)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$5,060	$5,986	$20	$23	$(22)	$(25)

TOTAL DERIVATIVES AT FAIR VALUE	$20,959	$16,956	$255	$318	$(116)	$(66)

All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7.5 billion and $7.4 billion as of June 30, 2021 and 2020, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.0 billion and $16.0 billion as of June 30, 2021 and 2020, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is largely offset by the decrease in the principal balance of debt instruments designated as net investment hedges, reflecting the Company's decision to leverage favorable interest rates in the foreign currency swap market versus the short-term debt market.
All of the Company's derivative assets and liabilities are measured at fair value that is derived from observable market data, including interest rate yield curves and foreign exchange rates, and are classified as Level 2 within the fair value hierarchy. There was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years ended June 30, 2021 and 2020.

Amounts in millions of dollars except per share amounts or as otherwise specified.

62 The Procter & Gamble Company
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Years ended June 30	2021	2020
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$(232)	$66
(1) For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $60 and $69 for the fiscal year ended June 30, 2021 and 2020, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $(918) and $189, for the fiscal year ended June 30, 2021 and 2020, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2021	2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(123)	$93
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$296	$(83)

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

NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2021	2020
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$3,620	$2,508
Commercial paper	5,171	8,545
Other	98	130
TOTAL	$8,889	$11,183
Short-term weighted average interest rates (1)	0.2%	0.7%
(1)Short-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.

As of June 30	2021	2020
LONG-TERM DEBT
1.70% USD note due November 2021	875	875
2.00% EUR note due November 2021	893	843
2.30% USD note due February 2022	1,000	1,000
2.15% USD note due August 2022	1,250	1,250
2.00% EUR note due August 2022	1,190	1,124
3.10% USD note due August 2023	1,000	1,000
1.13% EUR note due November 2023	1,488	1,405
0.50% EUR note due October 2024	595	562
0.63% EUR note due October 2024	952	899
1.38% GBP note due May 2025	519	461
0.55% USD note due October 2025	1,000	—
2.70% USD note due February 2026	600	600
1.00% USD note due April 2026	1,000	—
2.45% USD note due November 2026	875	875
2.80% USD note due March 2027	500	500
4.88% EUR note due May 2027	1,190	1,124
2.85% USD note due August 2027	750	750
1.20% EUR note due October 2028	952	899
1.80% GBP note due May 2029	519	461
1.25% EUR note due October 2029	595	562
3.00% USD note due March 2030	1,500	1,500
1.20% USD note due October 2030	1,250	—
1.95% USD note due April 2031	1,000	—
5.55% USD note due March 2037	716	763
1.88% EUR note due October 2038	595	562
3.55% USD note due March 2040	516	1,000
All other long-term debt	3,399	7,030
Current portion of long-term debt	(3,620)	(2,508)
TOTAL	$23,099	$23,537
Long-term weighted average interest rates (1)	2.0%	2.3%
(1)Long-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.
Long-term debt maturities during the next five fiscal years are as follows:

Years ending June 30	2022	2023	2024	2025	2026
Debt maturities	$3,620	$2,470	$2,537	$2,136	$2,721
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

The Procter & Gamble Company 63

NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
BALANCE at JUNE 30, 2019	$11	$(4,198)	$(10,749)	$(14,936)
OCI before reclassifications (1)	(10)	(453)	(1,083)	(1,546)
Amounts reclassified from AOCI into the Consolidated Statement of Earnings (2)	(2)	303	—	301
Net current period OCI	(12)	(150)	(1,083)	(1,245)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	2	(18)	(16)
BALANCE at JUNE 30, 2020	(1)	(4,350)	(11,814)	(16,165)
OCI before reclassifications (3)	20	1,046	1,023	2,089
Amounts reclassified from AOCI into the Consolidated Statement of Earnings (4)	(4)	340	—	336
Net current period OCI	16	1,386	1,023	2,425
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	(1)	5	4
BALANCE at JUNE 30, 2021	$15	$(2,963)	$(10,796)	$(13,744)
(1)Net of tax (benefit)/expense of $(1), $(131) and $59 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2020. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.
(2)Net of tax (benefit)/expense of $0, $89 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2020.
(3)Net of tax (benefit)/expense of $5, $345 and $(266) for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2021. Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions.
(4)Net of tax (benefit)/expense of $0, $100 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively, for the period ended June 30, 2021.

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
The components of the Company’s total operating lease cost for the years ended June 30, 2021 and June 30, 2020 were as follows:

Years ended June 30	2021	2020
Operating lease cost	245	271
Variable lease cost (1)	75	76
Total lease cost	$320	$347
(1) Includes primarily costs for utilities, common area maintenance, property taxes and other operating costs associated with operating leases that are not included in the lease liability and are recognized in the period in which they are incurred.
Total lease cost for the year ended June 30, 2019 was $341.

Supplemental balance sheet and other information related to leases is as follows:

As of June 30	2021	2020
Operating leases:
Other noncurrent assets	$808	$850

Accrued and other liabilities	219	239
Other noncurrent liabilities	631	652
Total operating lease liabilities	$850	$891

Weighted average remaining lease term:
Operating leases	6.4 years	6.5 years

Weighted average discount rate:
Operating leases	3.8%	4.3%

At June 30, 2021, future payments of operating lease liabilities were as follows:

Operating Leases
June 30, 2021
1 year	$219
2 years	192
3 years	157
4 years	106
5 years	69
Over 5 years	210
Total lease payments	953
Less: Interest	(103)
Present value of lease liabilities	$850
Total cash paid for amounts included in the measurement of lease liabilities was $253 and $271 for the years ended June 30, 2021 and June 30, 2020, respectively.
The right-of-use assets obtained in exchange for lease liabilities were $163 and $126 for the years ended June 30, 2021 and June 30, 2020, respectively.

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
Purchase Commitments
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ending June 30	2022	2023	2024	2025	2026	There-after
Purchase obligations	$809	$381	$218	$151	$108	$315
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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company's Chairman of the Board, President and Chief Executive Officer, David S. Taylor, and the Company's Chief Financial Officer, Andre Schulten, performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.
Messrs. Taylor and Schulten have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Taylor and Schulten, to allow their timely decisions regarding required disclosure.
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
The information required by this item is incorporated by reference to the following sections of the 2021 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2021: the section entitled Election of Directors; the subsection of the Corporate Governance section entitled Board Meetings and Committees of the Board; the subsection of the Corporate Governance section entitled Code of Ethics; and the subsections of the Other Matters section entitled Director Nominations for Inclusion in the 2022 Proxy Statement and
entitled Shareholder Recommendations of Board Nominees and Committee Process for Recommending Board Nominees. Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2021 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2021: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board and entitled Compensation Committee Interlocks and Insider Participation; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2021. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2014 Stock and Incentive Compensation Plan; and The Procter & Gamble 2019 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Options/Stock Appreciation Rights	138,297,815	$91.2043		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	7,202,433	N/A		(1)
TOTAL	145,500,248	$91.2043	(2)
(1)Of the plans listed above, only The Procter & Gamble 2019 Stock and Incentive Compensation Plan (the “2019 Plan”) allows for future grants of securities. The maximum number of shares that may be granted under this plan is 187 million shares. Stock options and stock appreciation rights are counted on a one-for-one basis while full value awards (such as RSUs and PSUs) are counted as five shares for each share awarded. Total shares available for future issuance under this plan is 144 million.
(2)Weighted average exercise price of outstanding options only.

The Procter & Gamble Company 67
Additional information required by this item is incorporated by reference to the following section of the 2021 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2021: the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2021 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2021: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2021 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2021: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for years ended June 30, 2021, 2020 and 2019
•Consolidated Statements of Other Comprehensive Income - for years ended June 30, 2021, 2020 and 2019
•Consolidated Balance Sheets - as of June 30, 2021 and 2020
•Consolidated Statements of Shareholders' Equity - for years ended June 30, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows - for years ended June 30, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
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

(4-5) -	Description of the Company’s 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033.+

(4-6) -	Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029 (Incorporated by reference to Exhibit (4-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

68 The Procter & Gamble Company

(4-7) -	Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029 (Incorporated by reference to Exhibit (4-7) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-8) -	Description of the Company’s 1.125% Notes due 2023 (Incorporated by reference to Exhibit (4-8) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-9) -	Description of the Company’s 2.000% Notes due 2021 (Incorporated by reference to Exhibit (4-10) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-10) -	Description of the Company’s 2.000% Notes due 2022 (Incorporated by reference to Exhibit (4-11) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-2) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2013).*

(10-3) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-5) -	Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended December 31, 2019).*

(10-6) -	Retirement Plan Restoration Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

(10-7) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2020).*

(10-8) -	Long-Term Incentive Program related correspondence and terms and conditions.*+

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).*

(10-10) -	Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended September 30, 2020).*

(10-11) -	Short Term Achievement Reward Program – related correspondence and terms and conditions.*+

(10-12) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2021)*

(10-13) -	Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2021).*

(10-14) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2018).*

(10-15) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-16) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-17) -
The Gillette Company Deferred Compensation Plan (for salary deferrals prior to January 1, 2005) as amended through August 21, 2006 (Incorporated by reference to Exhibit (10-20) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-18) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 13, 2009 (Incorporated by reference to Exhibit (10-21) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-19) -
Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2009 Stock and Incentive Compensation Plan, The Procter & Gamble 2001 Stock and Incentive Compensation Plan, The Procter & Gamble 1992 Stock Plan, The Procter & Gamble 1992 Stock Plan (Belgium Version), The Gillette Company 2004 Long-Term Incentive Plan and the Gillette Company 1971 Stock Option Plan (Incorporated by reference to Exhibit (10-21) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-20) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).*

The Procter & Gamble Company 69

(10-21) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2020).*

(10-22) -	Performance Stock Program related correspondence and terms and conditions.*+

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-24) -	The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).*

(10-25) -	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2019). *

(10-26) -	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-26) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-27) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019).*

(10-28) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions.* +

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	Inline XBRL Instance Document
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement.
+	Filed herewith.

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
August 06, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID S. TAYLOR (David S. Taylor)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 06, 2021

/s/ ANDRE SCHULTEN (Andre Schulten)	Chief Financial Officer (Principal Financial Officer)	August 06, 2021

/s/ MICHAEL G. HOMAN (Michael G. Homan)	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)	August 06, 2021

/s/ B. MARC ALLEN (B. Marc Allen)	Director	August 06, 2021

/s/ FRANCIS S. BLAKE (Francis S. Blake)	Director	August 06, 2021

/s/ ANGELA F. BRALY (Angela F. Braly)	Director	August 06, 2021

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 06, 2021

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 06, 2021

/s/ DEBRA L. LEE (Debra L. Lee)	Director	August 06, 2021

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 06, 2021

/s/ CHRISTINE M. MCCARTHY (Christine M. McCarthy)	Director	August 06, 2021

/s/ W. JAMES MCNERNEY, JR. (W. James McNerney, Jr.)	Director	August 06, 2021

/s/ JON R. MOELLER (Jon R. Moeller)	Director	August 06, 2021

/s/ NELSON PELTZ (Nelson Peltz)	Director	August 06, 2021

/s/ MARGARET C. WHITMAN (Margaret C. Whitman)	Director	August 06, 2021

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 06, 2021

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

(4-5) -	Description of the Company’s 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033. +

(4-6) -	Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029 (Incorporated by reference to Exhibit (4-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-7) -	Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029 (Incorporated by reference to Exhibit (4-7) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-8) -	Description of the Company’s 1.125% Notes due 2023 (Incorporated by reference to Exhibit (4-8) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-9) -	Description of the Company’s 2.000% Notes due 2021 (Incorporated by reference to Exhibit (4-10) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-10) -	Description of the Company’s 2.000% Notes due 2022 (Incorporated by reference to Exhibit (4-11) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-2) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-3) -
The Procter & Gamble 1992 Stock Plan (as amended December 11, 2001), which was originally adopted by the shareholders at the annual meeting on October 12, 1992 (Incorporated by reference to Exhibit (10-2) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-5) -	Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended December 31, 2019).

(10-6) -	Retirement Plan Restoration Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-7) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2020).

(10-8) -	Long-Term Incentive Program related correspondence and terms and conditions. +

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).

(10-10) -	Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-1) of the Company’s Form 10-Q for the quarter ended September 30, 2020).

(10-11) -	Short Term Achievement Reward Program – related correspondence and terms and conditions. +

(10-12) -	Company's Forms of Separation Agreement & Release (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2021).

(10-13) -	Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2021).

72 The Procter & Gamble Company

(10-14) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2018).

(10-15) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-16) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-17) -
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

(10-20) -
The Procter & Gamble 2009 Stock and Incentive Compensation Plan - Additional terms and conditions and related correspondence (Incorporated by reference to Exhibit (10-2) of the Company Form 10-Q for the quarter ended December 31, 2013).

(10-21) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2020).

(10-22) -	Performance Stock Program related correspondence and terms and conditions.+

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013).

(10-24) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).

(10-25) -
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

(10-27) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019).

(10-28) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions. +

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +
101.INS (1)	Inline XBRL Instance Document
101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Filed herewith.