Form 10-Q
period 2021-09-30
PROCTER & GAMBLE Co
filed 2021-10-19
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Yes ☐     No ☑ False
There were 2,419,947,819 shares of Common Stock outstanding as of September 30, 2021.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2021	2020
NET SALES	$20,338	$19,318
Cost of products sold	10,365	9,142
Selling, general and administrative expense	4,950	4,895
OPERATING INCOME	5,023	5,281
Interest expense	(109)	(136)
Interest income	11	10
Other non-operating income, net	110	142
EARNINGS BEFORE INCOME TAXES	5,035	5,297
Income taxes	909	989
NET EARNINGS	4,126	4,308
Less: Net earnings attributable to noncontrolling interests	14	31
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,112	$4,277

NET EARNINGS PER SHARE (1)
Basic	$1.66	$1.69
Diluted	$1.61	$1.63

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,558.9	2,625.3
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2021	2020
NET EARNINGS	$4,126	$4,308
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(465)	352
Unrealized gains on investment securities	5	6
Unrealized gains/(losses) on defined benefit retirement plans	142	(69)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(318)	289
TOTAL COMPREHENSIVE INCOME	3,808	4,597
Less: Total comprehensive income attributable to noncontrolling interests	14	36
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,794	$4,561

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2021	June 30, 2021
Assets
CURRENT ASSETS
Cash and cash equivalents			$10,370	$10,288
Accounts receivable			5,662	4,725
INVENTORIES
Materials and supplies			1,839	1,645
Work in process			769	719
Finished goods			3,699	3,619
Total inventories			6,307	5,983
Prepaid expenses and other current assets			1,997	2,095
TOTAL CURRENT ASSETS			24,336	23,091
PROPERTY, PLANT AND EQUIPMENT, NET			21,392	21,686
GOODWILL			40,493	40,924
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,504	23,642
OTHER NONCURRENT ASSETS			9,944	9,964
TOTAL ASSETS			$119,669	$119,307

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,223	$13,720
Accrued and other liabilities			10,377	10,523
Debt due within one year			11,989	8,889
TOTAL CURRENT LIABILITIES			36,589	33,132
LONG-TERM DEBT			20,558	23,099
DEFERRED INCOME TAXES			6,323	6,153
OTHER NONCURRENT LIABILITIES			9,791	10,269
TOTAL LIABILITIES			73,261	72,653
SHAREHOLDERS’ EQUITY
Preferred stock			859	870
Common stock – shares issued –	September 2021	4,009.2
	June 2021	4,009.2	4,009	4,009
Additional paid-in capital			65,148	64,848
Reserve for ESOP debt retirement			(964)	(1,006)
Accumulated other comprehensive loss			(14,062)	(13,744)
Treasury stock			(117,240)	(114,973)
Retained earnings			108,361	106,374
Noncontrolling interest			297	276
TOTAL SHAREHOLDERS’ EQUITY			46,408	46,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$119,669	$119,307

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								4,112	14	4,126
Other comprehensive income/(loss)						(318)			—	(318)
Dividends and dividend equivalents ($0.8698 per share):
Common								(2,118)		(2,118)
Preferred, net of tax benefits								(70)		(70)
Treasury stock purchases	(19,353)						(2,750)			(2,750)
Employee stock plans	8,437			300			474			774
Preferred stock conversions	1,158		(11)	2			9			—
ESOP debt impacts					42			63		105
Noncontrolling interest, net				(2)					7	5
BALANCE SEPTEMBER 30, 2021	2,419,948	$4,009	$859	$65,148	($964)	($14,062)	($117,240)	$108,361	$297	$46,408

	Three Months Ended September 30, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								4,277	31	4,308
Other comprehensive income/(loss)						284			5	289
Dividends and dividend equivalents ($0.7907 per share):
Common								(1,969)		(1,969)
Preferred, net of tax benefits								(66)		(66)
Treasury stock purchases	(14,642)						(2,000)			(2,000)
Employee stock plans	13,504			271			772			1,043
Preferred stock conversions	998		(9)	2			7			—
ESOP debt impacts					34			58		92
Noncontrolling interest, net									1	1
BALANCE SEPTEMBER 30, 2020	2,479,606	$4,009	$888	$64,467	($1,046)	($15,881)	($106,794)	$102,539	$394	$48,576

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2021	2020
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$10,288	$16,181
OPERATING ACTIVITIES
Net earnings	4,126	4,308
Depreciation and amortization	711	671
Share-based compensation expense	116	89
Deferred income taxes	57	193
Gain on sale of assets	(73)	(12)
Changes in:
Accounts receivable	(1,012)	(825)
Inventories	(409)	(137)
Accounts payable, accrued and other liabilities	1,261	442
Other operating assets and liabilities	(178)	(30)
Other	44	40
TOTAL OPERATING ACTIVITIES	4,643	4,739
INVESTING ACTIVITIES
Capital expenditures	(1,091)	(850)
Proceeds from asset sales	85	21
TOTAL INVESTING ACTIVITIES	(1,006)	(829)
FINANCING ACTIVITIES
Dividends to shareholders	(2,182)	(2,030)
Increases in short-term debt maturing in more than three months	1,792	1,507
Reductions in short-term debt maturing in more than three months	(1,422)	(829)
Increases/(reductions) in other short-term debt	512	(4,246)
Reductions to long-term debt	(26)	(25)
Treasury stock purchases	(2,750)	(2,000)
Impact of stock options and other	648	893
TOTAL FINANCING ACTIVITIES	(3,428)	(6,730)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(127)	31
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	82	(2,789)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$10,370	$13,392

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
For the quarter ended September 30, 2021, the Company began to present increases and reductions in short-term debt with maturities of more than three months separately within the Consolidated Statements of Cash Flows. The presentation for the quarter ended September 30, 2020 has been revised to align with the current period presentation. This change had no impact on total financing activities and we have concluded the change is not material.
2. New Accounting Pronouncements and Policies
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope", which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered or evaluated through December 31, 2022. We are currently evaluating our contracts and do not expect a material impact at this time. Specific elections of expedients and exceptions provided under the ASUs will be made when contract modifications in response to reference rate reform commence.
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2021	2020
Fabric Care	23%	22%
Home Care	11%	12%
Baby Care	10%	10%
Skin and Personal Care	10%	10%
Hair Care	10%	10%
Family Care	8%	9%
Oral Care	8%	8%
Shave Care	7%	6%
Feminine Care	6%	6%
Personal Health Care	5%	5%
Other	2%	2%
Total	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
The following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2021	$3,964	$1,242	$991
	2020	3,786	1,228	976
Grooming	2021	1,687	518	417
	2020	1,601	426	355
Health Care	2021	2,676	695	529
	2020	2,471	679	525
Fabric & Home Care	2021	7,009	1,546	1,191
	2020	6,644	1,743	1,349
Baby, Feminine & Family Care	2021	4,864	1,075	826
	2020	4,723	1,318	1,010
Corporate	2021	138	(41)	172
	2020	93	(97)	93
Total Company	2021	$20,338	$5,035	$4,126
	2020	19,318	5,297	4,308

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2021	$13,257	$13,095	$8,046	$1,873	$4,653	$40,924
Translation and other	(152)	(111)	(109)	(14)	(45)	(431)
Goodwill at September 30, 2021	$13,105	$12,984	$7,937	$1,859	$4,608	$40,493
Goodwill decreased from June 30, 2021 due to currency translation, partially offset by a minor acquisition within Health Care.
Identifiable intangible assets at September 30, 2021 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,570	$(6,149)
Intangible assets with indefinite lives	21,083	—
Total identifiable intangible assets	$29,653	$(6,149)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended September 30, 2021 and 2020 was $77 million and $84 million, respectively.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed two times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying value of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019. Also, as previously disclosed, the Shave Care reporting unit fair value exceeded its carrying value by more than 20% and the Gillette indefinite-lived intangible asset fair value approximated its carrying value as of our fiscal 2021 and fiscal 2020 impairment testing dates. Accordingly, no impairment charge was recorded during the years ended June 30, 2021 or June 30, 2020.
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
Amounts in millions of dollars unless otherwise specified.

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
While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles. The duration and severity of the pandemic could also result in future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that a triggering event did not occur during the quarter ended September 30, 2021, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette intangible asset assumes the net sales growth rates will begin to recover from the impact of the COVID-19 pandemic during the current fiscal year. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on consumer habits. Accordingly, there continues to be risk related to this key assumption. A more prolonged pandemic recovery period could impact the assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, changes in the use and frequency of grooming products or by shifts in demand away from one or more of our higher priced products to lower priced products. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. As of September 30, 2021, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.7 billion and $14.1 billion, respectively.
We performed a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset during our most recently completed annual impairment testing, utilizing reasonably possible changes in the assumptions for the shorter-term and residual growth rates, discount rate, and royalty rate to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our shorter-term and residual growth rates, or a 50 basis point decrease in our royalty rate, any of which, in isolation, would result in an impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rates	-50 bps Royalty Rate
Shave Care goodwill reporting unit	(6)%	(6)%	N/A
Gillette indefinite-lived intangible asset	(6)%	(6)%	(4)%

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
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2021	2020
Net earnings	$4,126	$4,308
Less: Net earnings attributable to noncontrolling interests	14	31
Net earnings attributable to P&G (Diluted)	4,112	4,277
Less: Preferred dividends	70	66
Net earnings attributable to P&G available to common shareholders (Basic)	$4,042	$4,211

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,428.1	2,486.1
Add: Effect of dilutive securities
Convertible preferred shares (1)	80.5	83.9
Stock options and other unvested equity awards (2)	50.3	55.3
Diluted weighted average common shares outstanding	2,558.9	2,625.3

NET EARNINGS PER SHARE (3)
Basic	$1.66	$1.69
Diluted	$1.61	$1.63
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the year ended June 30, 2021.
(2)Excludes 9 million and 1 million for the three months ended September 30, 2021 and 2020, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended September 30
	2021	2020
Share-based compensation expense	$116	$89
Net periodic benefit cost for pension benefits (1)	48	47
Net periodic benefit credit for other retiree benefits (1)	(103)	(80)
(1)The components of the total net periodic benefit cost/(credit) for both pension benefits and other retiree benefits for these interim periods, on an annualized basis, do not differ materially from the amounts disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2021.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2021.
Cash equivalents were $9.0 billion and $9.1 billion as of September 30, 2021 and June 30, 2021, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $160 and $192 as of September 30, 2021 and June 30, 2021, respectively, including equity securities of $131 and $163 as of September 30, 2021 and June 30, 2021, respectively, and are presented in Other noncurrent assets. Investments are measured at fair value and primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets, and Level 2 are based on quoted market prices for similar instruments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized losses on equity securities were $(29) during the three months ended September 30, 2021. Unrealized losses on equity securities were not significant for the three months ended September 30, 2020. These unrealized losses are recognized in the Consolidated Statements of Earnings in Other non-operating income/(expense), net.
The fair value of long-term debt was $28.4 billion and $28.8 billion as of September 30, 2021 and June 30, 2021, respectively. This includes the current portion of long-term debt instruments ($5.9 billion and $3.6 billion as of September 30, 2021 and June 30, 2021, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2021 and June 30, 2021 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021	September 30, 2021	June 30, 2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$7,280	$7,415	$110	$146	$—	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$9,506	$8,484	$248	$89	$(19)	$(94)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$16,786	$15,899	$358	$235	$(19)	$(94)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$7,058	$5,060	$16	$20	$(36)	$(22)

TOTAL DERIVATIVES AT FAIR VALUE	$23,844	$20,959	$374	$255	$(55)	$(116)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $7.4 billion and $7.5 billion as of September 30, 2021 and June 30, 2021, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.7 billion and $12.0 billion as of September 30, 2021 and June 30, 2021, respectively. The increase in the notional balance of foreign currency contracts not designated as hedging instruments primarily reflects changes in the level of intercompany financing activity during the period.
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

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30
	2021	2020
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$208	$(186)
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $15 and $14 for the three months ended September 30, 2021 and 2020, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain recognized in other comprehensive income/(loss) for such instruments was $303 and $(646) for the three months ended September 30, 2021 and 2020, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2021	2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(36)	$7
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(24)	$106
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2021	$15	$(2,963)	$(10,796)	$(13,744)
OCI before reclassifications (1)	5	80	(465)	(380)
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)		62		62
Net current period OCI	5	142	(465)	(318)
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	—	—
Balance at September 30, 2021	$20	$(2,821)	$(11,261)	$(14,062)
(1)Net of tax expense/(benefit) of $1, $29 and $120 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively. Income tax effects within cumulative translation include impacts from items such as net investment hedge transactions. Foreign cumulative translation is not adjusted for income taxes related to permanent investments in international subsidiaries.
(2)Net of tax expense/(benefit) of $0, $20 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statements of Earnings:
•Investment securities: amounts reclassified from AOCI into Other non-operating income, net.
•Postretirement benefits: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs.

9. Commitments and Contingencies
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40–50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. While we do not expect material changes, it is possible that the amount of unrecognized benefit with respect to our uncertain tax positions could increase or decrease within the next 12 months. At this time we are not able to make a reasonable estimate of the range of impact on the balance of uncertain tax positions or the impact on the effective tax rate related to these items.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors” and "Notes 4 and 9 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war or terrorism or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information and operational technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, privacy and data protection, tax, environmental, due diligence, risk oversight and accounting and financial reporting) and to resolve new and pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; and (17) the ability to successfully manage the demand, supply and operational challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns (including the COVID-19 outbreak). A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-Q.
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes.
The MD&A is organized into the following sections:
•Overview
•Summary of Results – Three months ended September 30, 2021
•Economic Conditions and Uncertainties
•Results of Operations – Three months ended September 30, 2021
•Business Segment Discussion – Three months ended September 30, 2021
•Liquidity and Capital Resources
•Reconciliation of Measures Not Defined by U.S. GAAP
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales and net earnings. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), that include organic sales growth, core net earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. The explanation at the end of the MD&A provides the definition of these non-GAAP measures, details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measure.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition, despite some limitations on the availability and comparability of share and consumption information. References to market share and market consumption in the MD&A are based on a combination of vendor purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures fiscal year to date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate and explain drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales.

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
The table below lists our reportable segments, including the product categories and brand composition within each segment.

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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three months ended September 30, 2021 (excluding net sales and net earnings in Corporate):

	Three Months Ended September 30, 2021
	Net Sales	Net Earnings
Beauty	20%	25%
Grooming	8%	11%
Health Care	13%	13%
Fabric & Home Care	35%	30%
Baby, Feminine & Family Care	24%	21%
Total Company	100%	100%

SUMMARY OF RESULTS
The following are highlights of results for the three months ended September 30, 2021 versus the three months ended September 30, 2020:
•Net sales increased 5% to $20.3 billion, due to a high single digit increase in Health Care, mid-single digit increases in Beauty, Grooming and Fabric & Home Care and a low single digit increase in Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 4%. Organic sales increased high single digits in Health Care, increased mid-single digits in Grooming and in Fabric & Home Care and increased low single digits in Beauty and in Baby, Feminine & Family Care.
•Net earnings were $4.1 billion, a decrease of $0.2 billion or 4% versus the prior year period as the increase in net sales was more than offset by a decrease in operating margin.
•Net earnings attributable to Procter & Gamble decreased $0.2 billion or 4% versus the prior year period to $4.1 billion.
•Diluted net earnings per share (EPS) decreased 1% to $1.61 due primarily to the decrease in net earnings, partially offset by a reduction in the weighted average shares outstanding. Core net earnings per share also decreased 1% to $1.61 due to the absence of any non-core adjustments in either period.
•Operating cash flow was $4.6 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $3.8 billion. Adjusted free cash flow productivity was 92%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to the COVID-19 pandemic, resulting in market size contractions in certain countries due to economic slowdowns and government restrictions on movement. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, such as greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula could reduce our sales or erode our operating margin, and consequently reduce our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp, and volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations, including energy shortages, port congestions, labor constraints, freight container and truck shortages have impacted our costs and could do so in the future. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Net sales could also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In three out of the past four years a number of foreign currencies have weakened versus the U.S. dollar, leading to lower sales and earnings from these foreign exchange impacts. Certain countries that recently had and are currently experiencing significant exchange rate fluctuations include Argentina, Turkey, Brazil and Russia. These fluctuations have significantly impacted our historical net sales, costs and net earnings and could do so in the future. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on the consumption of our products, which would negatively affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, or any significant change in global tax policy adopted under the current work being led by the Organisation for Economic Co-operation and Development ("OECD") for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses and if agreed and enacted by most countries is likely to impact most large multinational businesses by both redefining jurisdictional taxation rights and broadly establishing a 15% minimum tax on their foreign operations. Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere, including any impacts from post-Brexit (United Kingdom’s exit from the European Union) trade agreements. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Disclosures. Our priorities during the COVID-19 pandemic continue to be in protecting the health and safety of our employees; maximizing the availability of products that help consumers with their health, hygiene and cleaning needs; and using our employees’ talents and our resources to help society meet and overcome the current challenges.
Because we sell products that are essential to the daily lives of consumers, the pandemic has not had a materially negative impact to our consolidated net sales, as positive and negative impacts continue to largely offset each other. We further describe these impacts for the period covered by this report in the Business Segment Discussion of the MD&A.
In the future, the pandemic may reduce demand for our products if it results in a recessionary global economic environment. Demand in certain countries in Latin America, Asia Pacific and IMEA may be particularly susceptible to recession. It could also lead to volatility in consumer access to our products (due to government actions or transportation and labor shortages impacting our ability to produce and ship products) or could impact consumers’ movements and access to our products. The resumption towards normalcy in economic activity as governmental restrictions are relaxed and economies gradually, partially, or fully reopen in certain regions and markets, could also result in reduced demand due to consumption decreases and consumer pantry destocking (particularly, in home cleaning and hygiene products). Our retail customers are also impacted by the pandemic and their success in addressing issues and maintaining their operations could impact consumer access to and, as a result, sales of our products.
We believe that in the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the uncertainty in the timing and extent of demand volatility, the relaxation and reimplementation of movement restrictions, the timing and impact of potential consumer pantry destocking, and future economic trends due to a resurgence of positive cases, the emergence of new variants of the virus, the speed at which treatments and vaccines are administered and governmental actions in response to the pandemic may result in heightened volatility of net sales, net earnings and cash flows during and subsequent to the pandemic.
Business Continuity. Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommendations from governments and health authorities, including on vaccine administration, with specific measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of the majority of our products.
While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets in Asia Pacific due primarily to the restriction of employee movements and in North America due to labor shortages and transportation constraints. We intend to continue to work with government authorities and implement employee safety measures to minimize disruption to the manufacturing and distribution of our products. However, uncertainty in the duration and scope of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the speed at which treatments and vaccines are administered and governmental actions in response to the pandemic could result in an unforeseen disruption to our supply chain and impact our operations. For example, a closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials.
Liquidity. Because the pandemic, thus far, has not had a material negative impact on our operations, on the demand for our products or the resulting net sales and net earnings, it has not negatively impacted the Company’s liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs and continue to maintain access to capital markets enabled by our strong short- and long-term credit ratings.
Impairments. We have not observed any material impairments or other significant reductions in the fair value of our recorded assets due to the COVID-19 pandemic.
For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2021.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2021
The following discussion provides a review of results for the three months ended September 30, 2021 versus the three months ended September 30, 2020.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2021	2020	% Chg
Net sales	$20,338	$19,318	5%
Operating income	5,023	5,281	(5)%
Net earnings	4,126	4,308	(4)%
Net earnings attributable to Procter & Gamble	4,112	4,277	(4)%
Diluted net earnings per common share	1.61	1.63	(1)%
Core net earnings per common share	1.61	1.63	(1)%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2021	2020	Basis Pt Chg
Gross margin	49.0%	52.7%	(370)
Selling, general & administrative expense	24.3%	25.3%	(100)
Operating income	24.7%	27.3%	(260)
Earnings before income taxes	24.8%	27.4%	(260)
Net earnings	20.3%	22.3%	(200)
Net earnings attributable to Procter & Gamble	20.2%	22.1%	(190)
Net Sales
Net sales for the quarter increased 5% to $20.3 billion on a 2% increase in unit volume. Higher pricing increased net sales by 1%. Positive mix increased net sales by 1%, driven by the disproportionate growth of the North America region, the Health Care business and premium products in Shave Care, Baby Care and Feminine Care, all of which have higher than Company-average selling prices. Favorable foreign exchange had a 1% positive impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4% on a 2% increase in organic volume.
Net sales increased high single digits in Health Care, increased mid-single digits in Beauty, Grooming and Fabric & Home Care, and increased low single digits in Baby, Feminine & Family Care. On a regional basis, volume increased mid-single digits in Latin America and low single digits in North America and Europe, partially offset by low single digit decreases in Greater China, Asia Pacific and IMEA.

	Net Sales Change Drivers 2021 vs. 2020 (Three Months Ended September 30, 2021) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	3%	2%	—%	—%	5%
Grooming	1%	1%	1%	2%	2%	(1)%	5%
Health Care	3%	3%	1%	1%	3%	—%	8%
Fabric & Home Care	2%	2%	1%	2%	1%	(1)%	5%
Baby, Feminine & Family Care	1%	1%	1%	(1)%	2%	—%	3%
Total Company	2%	2%	1%	1%	1%	—%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin decreased 370 basis points to 49% of net sales for the quarter. The decrease in gross margin was due to:
•350 basis points of increased commodity costs,
•an 80 basis point decline from unfavorable mix, primarily due to negative product mix due to the disproportionate growth of large pack sizes, launch and growth of premium-priced products that are profit-accretive but have lower than Company-average gross margin and higher volumes of lower-margin display packs in certain regions and businesses, and
•a 40 basis point decline from higher restructuring charges versus the base period.
These impacts were offset by:
•a 50 basis point increase due to higher pricing,
•30 basis points of net manufacturing productivity savings (100 basis points of gross savings, partially offset by 50 basis points of increased transportation impacts and 20 basis points of product and packaging investments and other impacts), and
•20 basis points of benefit from favorable foreign exchange impacts.
Total SG&A spending increased 1% to $5.0 billion due to increased marketing spending, partially offset by a decrease in other operating costs. SG&A as a percentage of net sales decreased 100 basis points to 24.3% due to a decrease in overhead costs as a percentage of net sales and a decrease in other operating expenses as a percentage of sales. Overhead costs as a percentage of net sales decreased 50 basis points primarily due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Other operating expenses as a percentage of net sales decreased 60 basis points due to a gain on the sale of operating real estate. Marketing spending as a percentage of net sales remained flat due to increased media spending, offset by the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $109 million for the quarter, a $27 million decrease versus the prior year period driven by lower average interest rates. Interest income was $11 million for the quarter, a $1 million increase versus the prior year period. Other non-operating income was $110 million, a decrease of $32 million due to current period unrealized losses on equity investments.
Income Taxes
For the three months ended September 30, 2021, the effective tax rate decreased 60 basis points versus the prior year period to 18.1% due to:
•a 60 basis point decrease from discrete impacts related to uncertain tax positions (55 basis point favorable impact in the current year versus a 5 basis point unfavorable impact in the prior year period), and
•a 60 basis point decrease from favorable impacts from the geographic mix of current year earnings.
These decreases are partially offset by a 60 basis point increase from lower excess tax benefits of share-based compensation (190 basis point reduction in the current period versus a 250 basis point reduction in the prior year period).
Net Earnings
Operating income decreased $258 million, or 5%, to $5.0 billion for the quarter, as the increase in net sales was more than offset by the decrease in operating margin, the components of which are described above. Net earnings decreased $182 million, or 4%, to $4.1 billion as the decreases in operating income and other non-operating income discussed above were partially offset by the decrease in the effective income tax rate. Foreign exchange had a positive impact of approximately $61 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble decreased $165 million or, 4%, to $4.1 billion for the quarter. Diluted net earnings per share decreased 1% to $1.61 versus the base period due to the decrease in net earnings partially offset by a reduction in the weighted average number of shares outstanding.

BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2021
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three month period ended September 30, 2021 is provided based on a comparison to the three month period ended September 30, 2020. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three months ended September 30, 2021 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2021
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,964	5%	$1,242	1%	$991	2%
Grooming	1,687	5%	518	22%	417	17%
Health Care	2,676	8%	695	2%	529	1%
Fabric & Home Care	7,009	5%	1,546	(11)%	1,191	(12)%
Baby, Feminine & Family Care	4,864	3%	1,075	(18)%	826	(18)%
Corporate	138	N/A	(41)	N/A	172	N/A
Total Company	$20,338	5%	$5,035	(5)%	$4,126	(4)%
Beauty
Three months ended September 30, 2021 compared with three months ended September 30, 2020
Beauty net sales increased 5% to $4.0 billion on unit volume that was unchanged. Higher pricing increased net sales by 2%. Foreign exchange impacts increased net sales by 3%. Organic sales increased 2%. Global market share of the Beauty segment increased 0.1 points.
•Hair Care net sales increased mid-single digits on flat volume due to inflation-related price increases, favorable foreign exchange impacts and favorable mix driven by the higher proportion of sales of premium tier products including treatments and conditioners, all of which have higher than category-average selling prices. Organic sales increased low single digits. Volume increased mid-single digits in IMEA (due to increased demand following pandemic-related shutdowns) and low single digits in Europe (due to innovation and market recovery, partially offset by declines following increased pricing in certain markets). This volume increase was partially offset by a mid-single digit decline in Greater China (due to trade inventory reductions and to a lesser extent, a slowdown in e-commerce consumption) and a low single digit decline in Latin America (due to increased pricing). Global market share of the Hair Care category decreased more than half a point.
•Skin and Personal Care net sales increased mid-single digits due to a low single digit increase in volume, increased pricing and favorable foreign exchange impacts, partially offset by negative geographic mix caused by pandemic-related shutdowns. Organic sales increased low single digits. Volume increased high teens in Latin America (due to pandemic-related consumption declines in the base period) and increased double digits in Greater China (due to new innovation, e-commerce growth and customer inventory build-up). This volume increase was partially offset by a high single digit decrease in Asia Pacific (due to pandemic-related consumption increases in the base period and inventory destocking) and mid-single digit decreases in Europe and in North America (due to pandemic-related consumption increases in the base period and to a lesser extent, current period port congestion related supply constraints). Global market share of the Skin and Personal Care category increased less than half a point.
Net earnings increased 2% to $991 million due to the increase in net sales partially offset by an 80 basis point decrease in net earnings margin. The net earnings margin decreased primarily due to a reduction in gross margin driven by increased commodity costs and negative geographic mix due to pandemic-related shutdowns, partially offset by the positive impacts of increased pricing, favorable foreign exchange and manufacturing cost savings. SG&A as a percentage of net sales increased marginally due to an increase in media spending.
Grooming
Three months ended September 30, 2021 compared with three months ended September 30, 2020
Grooming net sales increased 5% to $1.7 billion on a 1% increase in unit volume. Increased pricing had a positive 2% impact on net sales. Favorable mix had a positive 2% impact on net sales due to growth in North America and premium shave care products, both of which have higher than segment-average selling prices. Foreign exchange increased net sales by 1%. Organic sales increased 4%. Global market share of the Grooming segment increased 1.1 points.
•Shave Care net sales increased high single digits due to a low single digit volume increase, increased pricing, favorable mix (due to growth in North America and the disproportionate growth of premium female shave systems products, both of which have higher than category-average selling prices) and favorable foreign exchange impacts. Organic sales increased mid-single digits. Volume increased double digits in North America, mid-single digits in Latin America and low single digits in Europe due to innovation and market size increases versus a base period that was negatively impacted by the pandemic. This was partially offset by a high single digit decrease in Asia Pacific and mid-single digit declines in Greater China and in IMEA due to trade destocking in certain markets and lower consumer promotions. Global market share of the Shave Care category increased more than half a point.
•Appliances net sales decreased low single digits primarily due to a double digit volume decrease, partially offset by favorable mix (due to the disproportionate growth of premium female epilators and shavers) and favorable foreign exchange impacts. Organic sales decreased mid-single digits. Volume declined about 20% in North America and decreased double digits in Europe due to a pandemic-related consumption increase of at-home grooming and styling products in the base period. Global market share of the Appliances category increased more than half a point.
Net earnings increased 17% to $417 million due to the increase in net sales and a 250 basis-point increase in net earnings margin. The net earnings margin increased due to an increase in gross margin and a reduction in SG&A as a percentage of net sales, partially offset by a higher effective tax rate. The gross margin increase was driven by manufacturing cost savings and increased selling prices, partially offset by negative mix driven by the launch of premium-priced, profit-accretive products that have lower than segment-average gross margins. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America.
Health Care
Three months ended September 30, 2021 compared with three months ended September 30, 2020
Health Care net sales increased 8% to $2.7 billion on a 3% increase in unit volume. Favorable mix increased net sales by 3% due to the disproportionate growth of the North America region and the Personal Health Care category, both of which have higher than segment average selling prices. Increased pricing had a 1% positive impact on net sales. Foreign exchange had a 1% positive impact on net sales. Organic sales increased 7%. Global market share of the Health Care segment increased 0.2 points.
•Oral Care net sales increased mid-single digits as a low single digit decrease in volume was more than offset by positive mix impacts from the growth of premium power brush, toothpaste and manual brush products, and favorable foreign exchange impacts. Organic sales increased low single digits. The volume decrease was driven by a mid-teens decline in Greater China and a mid-single digit decline in Latin America, both due to increased competitive activity, and a low single digit decline in Europe due to lower shipments. These volume decreases were partially offset by a double digit increase in IMEA and a low single digit increase in North America both due to innovation. Global market share of the Oral Care category increased nearly a point.
•Personal Health Care net sales increased mid-teens due to a double digit increase in volume, inflation-related price increases and favorable foreign exchange. Organic sales increased double digits. Volume increased more than 40% in APAC, increased mid-teens in North America and increased mid-single digits in Europe, Latin America and IMEA due to market recovery of respiratory products and innovation across segments. Global market share of the Personal Health Care category was unchanged.
Net earnings increased 1% to $529 million due to the increase in net sales partially offset by a 140 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, an increase in SG&A as a percentage of net sales and a decrease in other non-operating income. The decrease in gross margin was driven by increased commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins. These decreases are partially offset by manufacturing cost savings, increased pricing and favorable foreign exchange. SG&A as a percentage of net sales increased primarily due to an increase in media spending behind innovation support, partially offset by the positive scale impacts of the net sales increase. Non-operating income as a percentage of net sales decreased due to a minor brand divestiture gain in the base period.
Fabric & Home Care
Three months ended September 30, 2021 compared with three months ended September 30, 2020
Fabric & Home Care net sales increased 5% to $7.0 billion on a 2% increase in unit volume. Higher pricing increased net sales by 2%. Favorable mix increased net sales by 1% due to the disproportionate growth of the North America region and premium forms in Fabric Care, all of which have higher than segment-average selling prices. Foreign exchange had a 1% positive impact to net sales. Organic sales increased 5%. Global market share of the Fabric & Home Care segment increased 1.3 points.
•Fabric Care net sales increased high single digits due to a low single digit increase in volume, increased pricing, favorable foreign exchange and positive mix impacts due to the growth of the North America region and premium forms like fabric enhancer beads and laundry unit dose, all of which have higher than category-average selling prices. Organic sales increased high single digits. Increased volume was driven by high single digit increases in North America and Latin America (due to innovation, including fabric enhancers and unit dose, and increased distribution) and a low single digit increase in Europe (due to innovation), partially offset by a low single digit decline in Asia Pacific (due to pandemic-related lockdowns in certain markets). Global market share of the Fabric Care category increased more than a point.

•Home Care net sales increased low single digits due primarily to increased pricing, partially offset by a low single digit decrease in volume and unfavorable mix due to a volume decrease in the North America region which has a higher than category-average selling price. Organic sales also increased low single digits. The volume decrease was driven by a low single digit decline in North America (due to pandemic-related consumption increases in the base period), partially offset by a low single digit increase in Europe (due to innovation). Global market share of the Home Care category increased more than a point.
Net earnings decreased 12% to $1.2 billion as the increase in net sales was more than offset by a 330 basis point reduction in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin. The gross margin decrease was driven by an increase in commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased selling prices. SG&A as a percentage of net sales declined marginally due to the positive scale benefits of the net sales increase.
Baby, Feminine & Family Care
Three months ended September 30, 2021 compared with three months ended September 30, 2020
Baby, Feminine & Family Care net sales increased 3% to $4.9 billion on a 1% increase in unit volume. Favorable mix had a 2% positive impact to net sales due to the disproportionate growth of North America and growth of premium diaper pants and adult incontinence products, all of which have higher than segment-average selling prices. Foreign exchange had a positive 1% impact to net sales. Lower pricing reduced net sales by 1% due to increased promotional spending related to Family Care products. Organic sales increased 2%. Global market share of the Baby, Feminine & Family Care segment increased 0.7 points.
•Baby Care net sales increased high single digits due to a low single digit increase in volume, inflation-driven price increases, positive mix (due to the growth of premium pants and taped diaper products) and favorable foreign exchange impact. Organic sales increased mid-single digits. Volume increased mid-teens in Latin America (due to innovation) and increased mid-single digits in Europe (due to increased consumption following pandemic-related slowdowns), partially offset by a double digit decline in Greater China (due to increased competitive activity and trade inventory reductions) and a high single digit decline in Asia Pacific (due to market size declines). Global market share of the Baby Care category was unchanged.
•Feminine Care net sales increased high single digits due to a low single digit increase in volume, favorable foreign exchange, increased pricing and positive mix driven by the growth of the North America region and the growth of premium adult incontinence and premium pads and tampons, all of which have higher than category-average selling prices. Organic sales increased mid-single digits. Volume increased double digits in North America (due to innovation and distribution gains) and low single digits in Europe (due to trade inventory build ahead of price increases) partially offset by mid-single digit volume decreases in IMEA (due to pandemic-related increased consumption in base period), in Greater China (due to lower consumption) and in Latin America (due to increased competitive activity). Global market share of the Feminine Care category increased nearly a point.
•Family Care, which is predominantly a North American business, net sales decreased mid-single digits as a low single digit increase in volume (due to increased promotional events) was more than offset by lower pricing (in the form of increased promotional spending versus a low base period impacted by the pandemic) and unfavorable mix (due to disproportionate growth of large count packs). Organic sales also decreased mid-single digits. North America share of the Family Care category increased almost two points.
Net earnings decreased 18% to $826 million as the increase in net sales was more than offset by a 440 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and transportation costs and lower selling prices, partially offset by favorable foreign exchange. SG&A as a percentage of net sales decreased due to reductions in both marketing and overhead costs.

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
Corporate net sales improved by $45 million to $138 million due to an increase in sales of the incidental businesses managed at the corporate level. Corporate net earnings improved by $79 million in the quarter primarily due to lower overhead costs and a gain on the sale of real estate.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $4.6 billion of cash from operating activities fiscal year to date, a decrease of $96 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $4.9 billion of operating cash flow. Working capital and other impacts used $294 million of cash in the period. Accounts receivable increased, using $1.0 billion of cash, primarily due to sales growth. Days sales outstanding also increased about three days driven by a higher relative amount of sales towards the end of the quarter. Inventory increased, consuming $409 million of cash primarily due to input cost increases and inventory pre-builds for initiatives and seasonality in certain categories. Inventory days on hand decreased by three days. Accounts payable, accrued and other net operating assets and liabilities increased, generating $1.1 billion of cash. This was primarily driven by higher trade payables caused by an increase in supply chain costs (commodities, transportation, etc.) and, to a lesser extent, extended payment terms with our suppliers, partially offset by the payment of prior fiscal year-end incentive compensation and other salary-related accruals. The number of days payable outstanding stayed relatively flat at 86 days.
Investing Activities
Investing activities used $1.0 billion of cash fiscal year to date primarily due to capital expenditures.
Financing Activities
Financing activities used $3.4 billion of cash fiscal year to date. We used $2.8 billion for treasury stock purchases and $2.2 billion for dividends. The increase in net short-term debt, exercise of stock options and other financing activities generated $1.6 billion of cash.
As of September 30, 2021, our current liabilities exceeded current assets by $12.3 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. Management believes that these non-GAAP measures provide useful perspective on underlying business trends and provide a supplemental measure of period-to-period financial results. Disclosing these non-GAAP financial measures allows investors and management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance. Management uses these non-GAAP measures in making operating decisions, allocating financial resources and for business strategy purposes. Certain of these measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP results. Our non-GAAP financial measures do not represent a comprehensive basis of accounting. Therefore, our non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.
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
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital spending and excluding payments for the transitional tax resulting from the U.S. Tax Act (the Company incurred a transitional tax liability of approximately $3.8 billion in fiscal 2018 from the U.S. Tax Act of 2017, which is payable over a period of 8 years). Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
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
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share excluding items that are not judged to be part of the Company's sustainable results or trends. For the three months ended September 30, 2021 compared with the three months ended September 30, 2020, there are no adjustments to or reconciling items for diluted net earnings per share. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used when evaluating senior management in determining their at-risk compensation.

Organic sales growth:

Three Months Ended September 30, 2021	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	5%	(3)%	—%	2%
Grooming	5%	(1)%	—%	4%
Health Care	8%	(1)%	—%	7%
Fabric & Home Care	5%	(1)%	1%	5%
Baby, Feminine & Family Care	3%	(1)%	—%	2%
Total Company	5%	(1)%	—%	4%
(1)Acquisitions/Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Three Months Ended September 30, 2021
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$4,643	$(1,091)	$225	$3,777

Adjusted free cash flow productivity (dollar amounts in millions):

Three Months Ended September 30, 2021
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$3,777	$4,126	92%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2021. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2021 - 7/31/2021	8,475,371	$138.46	6,470,128	(3)
8/01/2021 - 8/31/2021	6,281,791	$143.27	6,281,791	(3)
9/01/2021 - 9/30/2021	6,600,892	$143.92	6,600,892	(3)
Total	21,358,054	$141.56	19,352,811
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
(3)On October 19, 2021, the Company stated that in fiscal year 2022 the Company expects to reduce outstanding shares through direct share repurchases at a value of $7 to $9 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016).

3-2	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016).

10-1	Summary of the Company’s Short Term Achievement Reward Program* +

10-2	Short Term Achievement Reward Program - Related Correspondence and Terms and Conditions* +

10-3	Long-Term Incentive Program - Related Correspondence and Terms and Conditions* +

10-4	Performance Stock Program - Related Correspondence and Terms and Conditions* +

10-5	Summary of Additional Personal Benefits Available to Certain Officers and Non-Employee Directors* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 19, 2021	/s/ MICHAEL G. HOMAN
Date	(Michael G. Homan)
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

10-1	Summary of the Company’s Short Term Achievement Reward Program +

10-2	Short Term Achievement Reward Program - Related Correspondence and Terms and Conditions +

10-3	Long-Term Incentive Program - Related Correspondence and Terms and Conditions +

10-4	Long-Term Incentive Program - Related Correspondence and Terms and Conditions +

10-5	Long-Term Incentive Program - Related Correspondence and Terms and Conditions +

31.1	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.