Form 10-Q
period 2021-12-31
PROCTER & GAMBLE Co
filed 2022-01-19
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
OR

☐	False	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

THE PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)

Ohio	OH	1-434	31-0411980
(State of Incorporation)		(Commission File Number)	(I.R.S. Employer Identification Number)
One Procter & Gamble Plaza		Cincinnati	OH
One Procter & Gamble Plaza, Cincinnati, Ohio			45202
(Address of principal executive offices)			(Zip Code)
(513) 983-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	NYSE
2.000% Notes due 2022	PG22B	NYSE
1.125% Notes due 2023	PG23A	NYSE
0.500% Notes due 2024	PG24A	NYSE
0.625% Notes due 2024	PG24B	NYSE
1.375% Notes due 2025	PG25	NYSE
0.110% Notes due 2026	PG26D	NYSE
4.875% EUR notes due May 2027	PG27A	NYSE
1.200% Notes due 2028	PG28	NYSE
1.250% Notes due 2029	PG29B	NYSE
1.800% Notes due 2029	PG29A	NYSE
6.250% GBP notes due January 2030	PG30	NYSE
0.350% Notes due 2030	PG30C	NYSE
0.230% Notes due 2031	PG31A	NYSE
5.250% GBP notes due January 2033	PG33	NYSE
1.875% Notes due 2038	PG38	NYSE
0.900% Notes due 2041	PG41	NYSE
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
Yes ☐     No ☑ False
There were 2,397,065,706 shares of Common Stock outstanding as of December 31, 2021.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2021	2020	2021	2020
NET SALES	$20,953	$19,745	$41,291	$39,063
Cost of products sold	10,664	9,253	21,029	18,395
Selling, general and administrative expense	5,121	5,112	10,071	10,007
OPERATING INCOME	5,168	5,380	10,191	10,661
Interest expense	(106)	(143)	(215)	(279)
Interest income	10	9	21	19
Other non-operating income/(expense), net	167	(369)	277	(227)
EARNINGS BEFORE INCOME TAXES	5,239	4,877	10,274	10,174
Income taxes	997	990	1,906	1,979
NET EARNINGS	4,242	3,887	8,368	8,195
Less: Net earnings attributable to noncontrolling interests	19	33	33	64
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,223	$3,854	$8,335	$8,131

NET EARNINGS PER SHARE (1)
Basic	$1.72	$1.53	$3.39	$3.22
Diluted	$1.66	$1.47	$3.27	$3.10

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,544.2	2,615.4	2,551.6	2,620.4
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2021	2020	2021	2020
NET EARNINGS	$4,242	$3,887	$8,368	$8,195
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(241)	885	(706)	1,237
Unrealized gains on investment securities	2	8	7	14
Unrealized gains/(losses) on defined benefit retirement plans	737	(101)	879	(170)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	498	792	180	1,081
TOTAL COMPREHENSIVE INCOME	4,740	4,679	8,548	9,276
Less: Total comprehensive income attributable to noncontrolling interests	19	35	33	71
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,721	$4,644	$8,515	$9,205

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2021	June 30, 2021
Assets
CURRENT ASSETS
Cash and cash equivalents			$11,544	$10,288
Accounts receivable			5,241	4,725
INVENTORIES
Materials and supplies			2,061	1,645
Work in process			766	719
Finished goods			3,846	3,619
Total inventories			6,673	5,983
Prepaid expenses and other current assets			2,087	2,095
TOTAL CURRENT ASSETS			25,545	23,091
PROPERTY, PLANT AND EQUIPMENT, NET			21,357	21,686
GOODWILL			40,315	40,924
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,538	23,642
OTHER NONCURRENT ASSETS			10,661	9,964
TOTAL ASSETS			$121,416	$119,307

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,154	$13,720
Accrued and other liabilities			10,542	10,523
Debt due within one year			13,331	8,889
TOTAL CURRENT LIABILITIES			38,027	33,132
LONG-TERM DEBT			22,322	23,099
DEFERRED INCOME TAXES			6,506	6,153
OTHER NONCURRENT LIABILITIES			9,668	10,269
TOTAL LIABILITIES			76,523	72,653
SHAREHOLDERS’ EQUITY
Preferred stock			856	870
Common stock – shares issued –	December 2021	4,009.2
	June 2021	4,009.2	4,009	4,009
Additional paid-in capital			65,432	64,848
Reserve for ESOP debt retirement			(965)	(1,006)
Accumulated other comprehensive loss			(13,564)	(13,744)
Treasury stock			(121,543)	(114,973)
Retained earnings			110,393	106,374
Noncontrolling interest			275	276
TOTAL SHAREHOLDERS’ EQUITY			44,893	46,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$121,416	$119,307

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended December 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2021	2,419,948	$4,009	$859	$65,148	($964)	($14,062)	($117,240)	$108,361	$297	$46,408
Net earnings								4,223	19	4,242
Other comprehensive income/(loss)						498			—	498
Dividends and dividend equivalents ($0.8698 per share):
Common								(2,108)		(2,108)
Preferred								(70)		(70)
Treasury stock purchases	(31,433)						(4,754)			(4,754)
Employee stock plans	7,986			284			448			732
Preferred stock conversions	565		(3)	—			3			—
ESOP debt impacts					(1)			(13)		(14)
Noncontrolling interest, net				—					(41)	(41)
BALANCE DECEMBER 31, 2021	2,397,066	$4,009	$856	$65,432	($965)	($13,564)	($121,543)	$110,393	$275	$44,893

	Six Months Ended December 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								8,335	33	8,368
Other comprehensive income/(loss)						180			—	180
Dividends and dividend equivalents ($1.7396 per share):
Common								(4,226)		(4,226)
Preferred								(140)		(140)
Treasury stock purchases	(50,786)						(7,504)			(7,504)
Employee stock plans	16,423			584			922			1,506
Preferred stock conversions	1,723		(14)	2			12			—
ESOP debt impacts					41			50		91
Noncontrolling interest, net				(2)					(34)	(36)
BALANCE DECEMBER 31, 2021	2,397,066	$4,009	$856	$65,432	($965)	($13,564)	($121,543)	$110,393	$275	$44,893
See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended December 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2020	2,479,606	$4,009	$888	$64,467	($1,046)	($15,881)	($106,794)	$102,539	$394	$48,576
Net earnings								3,854	33	3,887
Other comprehensive income/(loss)						790			2	792
Dividends and dividend equivalents ($0.7907 per share):
Common								(1,966)		(1,966)
Preferred								(66)		(66)
Treasury stock purchases	(21,485)						(3,008)			(3,008)
Employee stock plans	3,836			205			216			421
Preferred stock conversions	519		(3)	—			3			—
ESOP debt impacts					(26)			—		(26)
Noncontrolling interest, net									(70)	(70)
BALANCE DECEMBER 31, 2020	2,462,476	$4,009	$885	$64,672	($1,072)	($15,091)	($109,583)	$104,361	$359	$48,540

	Six Months Ended December 31, 2020
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								8,131	64	8,195
Other comprehensive income/(loss)						1,074			7	1,081
Dividends and dividend equivalents ( $1.5814 per share):
Common								(3,935)		(3,935)
Preferred								(132)		(132)
Treasury stock purchases	(36,127)						(5,008)			(5,008)
Employee stock plans	17,340			476			988			1,464
Preferred stock conversions	1,517		(12)	2			10			—
ESOP debt impacts					8			58		66
Noncontrolling interest, net									(69)	(69)
BALANCE DECEMBER 31, 2020	2,462,476	$4,009	$885	$64,672	($1,072)	($15,091)	($109,583)	$104,361	$359	$48,540

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2021	2020
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$10,288	$16,181
OPERATING ACTIVITIES
Net earnings	8,368	8,195
Depreciation and amortization	1,395	1,342
Loss on early extinguishment of debt	—	512
Share-based compensation expense	268	254
Deferred income taxes	(101)	145
Gain on sale of assets	(82)	(14)
Changes in:
Accounts receivable	(644)	(462)
Inventories	(840)	(217)
Accounts payable, accrued and other liabilities	1,431	312
Other operating assets and liabilities	(84)	(14)
Other	53	110
TOTAL OPERATING ACTIVITIES	9,764	10,163
INVESTING ACTIVITIES
Capital expenditures	(1,717)	(1,417)
Proceeds from asset sales	97	39
Acquisitions, net of cash acquired	(349)	—
Change in other investments	3	—
TOTAL INVESTING ACTIVITIES	(1,966)	(1,378)
FINANCING ACTIVITIES
Dividends to shareholders	(4,353)	(4,055)
Increases in short-term debt with original maturities of more than three months	6,747	5,267
Reductions in short-term debt with original maturities of more than three months	(1,730)	(2,602)
Increases/(reductions) in other short-term debt	(1,124)	(6,083)
Additions to long-term debt	2,136	2,429
Reductions to long-term debt (1)	(1,673)	(4,220)
Treasury stock purchases	(7,504)	(5,008)
Impact of stock options and other	1,215	1,101
TOTAL FINANCING ACTIVITIES	(6,286)	(13,171)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(256)	146
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,256	(4,240)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$11,544	$11,941
(1) Includes early extinguishment of debt costs of $512 during the six months ended December 31, 2020.
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
Beginning in fiscal year 2022, the Company began to present increases and reductions in short-term debt with maturities of more than three months separately within the Consolidated Statements of Cash Flows. The presentation for the six months ended December 31, 2020 has been revised to align with the current period presentation. This change had no impact on total financing activities and we have concluded the change is not material.
2. New Accounting Pronouncements and Policies
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The amendments provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope", which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. We have completed our evaluation of significant contracts and the guidance has not had, and is not expected to have, a material impact on the Company's Consolidated Financial Statements. Specific elections of expedients and exceptions provided under the ASUs will be made when contract modifications in response to reference rate reform commence.
In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance". This guidance requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model. These amendments are effective for annual periods beginning after December 15, 2021, with early adoption permitted. We plan to adopt the standard for the fiscal year ending June 30, 2023. We are currently assessing the impact of this guidance on our Consolidated Financial Statements and disclosures.
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
Fabric Care	22%	22%	23%	22%
Home Care	11%	11%	11%	12%
Baby Care	11%	10%	10%	10%
Skin and Personal Care	10%	10%	10%	10%
Hair Care	9%	9%	9%	9%
Family Care	8%	9%	8%	9%
Oral Care	8%	9%	8%	8%
Shave Care	7%	7%	7%	7%
Feminine Care	6%	6%	6%	6%
Personal Health Care	6%	5%	6%	5%
Other	2%	2%	2%	2%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
The following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2021	$3,926	$1,179	$947	$7,890	$2,421	$1,938
	2020	3,806	1,196	955	7,591	2,424	1,931
Grooming	2021	1,811	576	476	3,498	1,094	893
	2020	1,735	537	452	3,336	963	807
Health Care	2021	2,976	905	701	5,652	1,600	1,230
	2020	2,746	830	655	5,217	1,509	1,180
Fabric & Home Care	2021	6,972	1,463	1,137	13,981	3,009	2,328
	2020	6,498	1,599	1,250	13,142	3,341	2,599
Baby, Feminine & Family Care	2021	5,116	1,187	914	9,980	2,262	1,740
	2020	4,858	1,352	1,044	9,581	2,670	2,053
Corporate	2021	152	(71)	67	290	(112)	239
	2020	102	(637)	(469)	196	(733)	(375)
Total Company	2021	$20,953	$5,239	$4,242	$41,291	$10,274	$8,368
	2020	19,745	4,877	3,887	39,063	10,174	8,195

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2021	$13,257	$13,095	$8,046	$1,873	$4,653	$40,924
Acquisitions and divestitures	188	—	1	—	—	189
Translation and other	(288)	(200)	(194)	(26)	(90)	(798)
Goodwill at December 31, 2021	$13,157	$12,895	$7,853	$1,847	$4,563	$40,315
Goodwill decreased from June 30, 2021 due to currency translation, partially offset by acquisitions in Beauty and Health Care.
Identifiable intangible assets at December 31, 2021 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,688	$(6,198)
Intangible assets with indefinite lives	21,048	—
Total identifiable intangible assets	$29,736	$(6,198)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended December 31, 2021 and 2020 was $74 million and $79 million, respectively. For the six months ended December 31, 2021 and 2020, the amortization expense was $151 million and $163 million, respectively.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed three times their underlying carrying values. Certain of our goodwill reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have historically had fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying values of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019. Based on our impairment testing during the three months ended December 31, 2021, the Shave Care reporting unit fair value exceeded its carrying value by more than 30% and the Gillette indefinite-lived intangible asset fair value exceeded its carrying value by approximately 5%.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates), the discount rate and the royalty rate. The residual growth rate represents the expected rate at which the Shave Care reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including
Amounts in millions of dollars unless otherwise specified.

consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S. The royalty rate used to determine the estimated fair value for the Gillette indefinite-lived intangible asset is driven by historical and estimated future profitability of the underlying Gillette business. The royalty rate may be impacted by significant adverse changes in long-term operating margins.
While management has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangibles. The duration and severity of the pandemic could also result in future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that no impairment exists based on our annual testing during the quarter ended December 31, 2021, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette intangible asset assumes the net sales growth rates will continue to recover from the impact of the COVID-19 pandemic during the current fiscal year. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on consumer habits. Accordingly, there continues to be risk related to this key assumption. A more prolonged pandemic recovery period could impact the assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our Shave Care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, changes in the use and frequency of grooming products, by shifts in demand away from one or more of our higher priced products to lower priced products, or by impacts of potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. As of December 31, 2021, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.6 billion and $14.1 billion, respectively.
We performed a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2021, utilizing reasonably possible changes in the assumptions for the shorter-term and residual growth rates, discount rate and royalty rate to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our shorter-term and residual growth rates or a 50 basis-point decrease in our royalty rate, some of which would result in an impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rates	-50 bps Royalty Rate
Shave Care goodwill reporting unit	(6)%	(6)%	N/A
Gillette indefinite-lived intangible asset	(6)%	(6)%	(3)%

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
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
Net earnings	$4,242	$3,887	$8,368	$8,195
Less: Net earnings attributable to noncontrolling interests	19	33	33	64
Net earnings attributable to P&G (Diluted)	4,223	3,854	8,335	8,131
Less: Preferred dividends	70	66	140	132
Net earnings attributable to P&G available to common shareholders (Basic)	$4,153	$3,788	$8,195	$7,999

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,413.4	2,475.8	2,420.7	2,481.0
Add: Effect of dilutive securities
Convertible preferred shares (1)	79.6	83.1	80.1	83.5
Stock options and other unvested equity awards (2)	51.2	56.5	50.8	55.9
Diluted weighted average common shares outstanding	2,544.2	2,615.4	2,551.6	2,620.4

NET EARNINGS PER SHARE (3)
Basic	$1.72	$1.53	$3.39	$3.22
Diluted	$1.66	$1.47	$3.27	$3.10
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the year ended June 30, 2021.
(2)Excludes 14 million and 8 million for the three months ended December 31, 2021 and 2020, respectively, and 13 million and 6 million for the six months ended December 31, 2021 and 2020, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
Share-based compensation expense	$152	$165	$268	$254
Net periodic benefit cost for pension benefits	47	46	95	93
Net periodic benefit credit for other retiree benefits	(119)	(80)	(222)	(160)

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2021.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2021.
Cash equivalents were $9.9 billion and $9.1 billion as of December 31, 2021 and June 30, 2021, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $154 and $192 as of December 31, 2021 and June 30, 2021, respectively, including equity securities of $126 and $163 as of December 31, 2021 and June 30, 2021, respectively, and are presented in Other noncurrent assets. Investments are measured at fair value and primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets, and Level 2 are based on quoted market prices for similar instruments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized losses on equity securities were $2 during the three months ended December 31, 2021 and $31 during the six months ended December 31, 2021. Unrealized losses on equity securities were not significant for the three and six months ended December 31, 2020. These unrealized losses are recognized in the Consolidated Statements of Earnings in Other non-operating income/(expense), net.
The fair value of long-term debt was $28.3 billion and $28.8 billion as of December 31, 2021 and June 30, 2021, respectively. This includes the current portion of long-term debt instruments ($4.3 billion and $3.6 billion as of December 31, 2021 and June 30, 2021, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2021 and June 30, 2021 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021	December 31, 2021	June 30, 2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$6,302	$7,415	$52	$146	$(3)	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$8,530	$8,484	$348	$89	$(2)	$(94)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$14,832	$15,899	$400	$235	$(5)	$(94)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,881	$5,060	$46	$20	$(10)	$(22)

TOTAL DERIVATIVES AT FAIR VALUE	$21,713	$20,959	$446	$255	$(15)	$(116)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $6.3 billion and $7.5 billion as of December 31, 2021 and June 30, 2021, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.6 billion and $12.0 billion as of December 31, 2021 and June 30, 2021, respectively. The increase in the notional balance of foreign currency contracts not designated as hedging instruments primarily reflects changes in the level of intercompany financing activity during the period.
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
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$218	$(352)	$426	$(538)
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $17 and $16 for the three months ended December 31, 2021 and 2020, respectively. The amount of gain excluded from effectiveness testing was $32 and $30 for the six months ended December 31, 2021 and 2020, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain recognized in Accumulated other comprehensive income/(loss) (AOCI) for such instruments was $264 and $(595) for the three months ended December 31, 2021 and 2020, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $567 and $(1,241) for the six months ended December 31, 2021 and 2020, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(61)	$(2)	$(97)	$5
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$54	$202	$30	$308
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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2021	$15	$(2,963)	$(10,796)	$(13,744)
OCI before reclassifications (1)	6	768	(706)	68
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	1	111	—	112
Net current period OCI	7	879	(706)	180
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	—	—
Balance at December 31, 2021	$22	$(2,084)	$(11,502)	$(13,564)
(1)Net of tax expense of $2, $243 and $234 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions. Foreign cumulative translation is not adjusted for income taxes related to permanent investments in international subsidiaries.
(2)Net of tax expense of $0, $39 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40–50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2008 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of less than $10, including interest and penalties.
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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to affect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war or terrorism or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risks associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information and operational technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions and potential implications such as exchange rate fluctuations and market contractions; (13) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, privacy and data protection, tax, environmental, due diligence, risk oversight and accounting and financial reporting) and to resolve new and pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; and (17) the ability to successfully manage the demand, supply and operational challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns (including the COVID-19 outbreak). A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-Q.
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

The MD&A is organized into the following sections:
•Overview
•Summary of Results – Six months ended December 31, 2021
•Economic Conditions and Uncertainties
•Results of Operations – Three and Six Months ended December 31, 2021
•Business Segment Discussion – Three and Six Months ended December 31, 2021
•Liquidity and Capital Resources
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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three and six months ended December 31, 2021 (excluding net sales and net earnings in Corporate):

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	19%	23%	19%	24%
Grooming	9%	11%	9%	11%
Health Care	14%	17%	14%	15%
Fabric & Home Care	33%	27%	34%	29%
Baby, Feminine & Family Care	25%	22%	24%	21%
Total Company	100%	100%	100%	100%

SUMMARY OF RESULTS
The following are highlights of results for the six months ended December 31, 2021 versus the six months ended December 31, 2020:
•Net sales increased 6% to $41.3 billion, due to a high single digit increase in Health Care and mid-single digit increases in Beauty, Grooming, Fabric & Home Care and Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 5%. Overall, organic sales increased high single digits in Health Care, increased mid-single digits in Fabric & Home Care, Grooming and Baby, Feminine & Family Care and increased low single digits in Beauty.
•Net earnings were $8.4 billion, an increase of $0.2 billion, or 2%, versus the prior year period due to the increase in net sales and a base period loss on early debt extinguishment, partially offset by a decrease in operating margin.
•Net earnings attributable to Procter & Gamble were $8.3 billion, an increase of $0.2 billion, or 3%, versus the prior year.
•Diluted net earnings per share (EPS) increased 5% to $3.27 due primarily to the increase in net earnings and a reduction in the weighted average shares outstanding. Net earnings per share were flat versus the prior year period core net earnings per share due to the prior period loss on early debt extinguishment.
•Operating cash flow was $9.8 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $8.3 billion. Adjusted free cash flow productivity was 99%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to, and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to the COVID-19 pandemic, resulting in market size contractions in certain countries due to economic slowdowns and government restrictions on movement. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, such as greater political unrest or instability in the Middle East, Central & Eastern Europe, certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula could reduce our sales or erode our operating margin, and consequently reduce our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations, including energy shortages, port congestions, labor constraints and freight container and truck shortages have impacted our costs and could do so in the future. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Net sales could also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including outsourcing projects, supply chain optimization and general overhead and workforce optimization. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
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
Government Policies. Our net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, or any significant change in global tax policy adopted under the current work being led by the Organisation for Economic Co-operation and Development ("OECD") for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses and if agreed and enacted by most countries is likely to impact most large multinational businesses by both redefining jurisdictional taxation rights and broadly establishing a 15% minimum tax on their foreign operations. Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
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
The continued evolution of the pandemic and emergence of new variants may result in economic recessions or a slowdown of economic growth in certain countries or globally. This may result in reduced demand for our products that would have a negative impact on our net sales, net earnings and cash flows. It could also lead to volatility in consumer access to our products (due to government actions or key material, transportation and labor shortages impacting our ability to produce and ship products) or could impact consumers’ movements and access to our products. The resumption towards normalcy in economic activity as governmental restrictions are relaxed and economies gradually, partially, or fully reopen in certain regions and markets, could also result in reduced demand due to consumption decreases and consumer pantry destocking (particularly, in home cleaning and hygiene products). Our retail customers are also impacted by the pandemic and their success in addressing issues and maintaining their operations could impact consumer access to and, as a result, sales of our products.
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
Business Continuity. Our ability to continue to operate without any significant negative impacts will, in part, depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommendations from governments and health authorities, including on vaccine administration, with specific measures in place for those working in our plants and distribution facilities. We have also worked closely with local and national officials to keep our manufacturing facilities open due to the essential nature of the majority of our products.
While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets due primarily to the restriction of employee movements, key material and labor shortages, and transportation constraints. We intend to continue to work with our suppliers and government authorities to implement employee safety measures to minimize disruption to the manufacturing and distribution of our products. However, uncertainty in the duration and scope of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the speed at which treatments and vaccines are administered and governmental actions in response to the pandemic could result in an unforeseen disruption to our supply chain and impact our operations (for example, the closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials).
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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2021
The following discussion provides a review of results for the three months ended December 31, 2021 versus the three months ended December 31, 2020.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2021	2020	% Chg
Net sales	$20,953	$19,745	6%
Operating income	5,168	5,380	(4)%
Net earnings	4,242	3,887	9%
Net earnings attributable to Procter & Gamble	4,223	3,854	10%
Diluted net earnings per common share	1.66	1.47	13%
Core net earnings per common share	1.66	1.64	1%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2021	2020	Basis Pt Chg
Gross margin	49.1%	53.1%	(400)
Selling, general & administrative expense	24.4%	25.9%	(150)
Operating income	24.7%	27.2%	(250)
Earnings before income taxes	25.0%	24.7%	30
Net earnings	20.2%	19.7%	50
Net earnings attributable to Procter & Gamble	20.2%	19.5%	70
Net Sales
Net sales for the quarter increased 6% to $21.0 billion on a 3% increase in unit volume. Higher pricing increased net sales by 3%. Mix was neutral to net sales, as positive mix from the disproportionate growth of the North America region and the Personal Health Care business, both of which have higher than Company-average selling prices, was offset by the disproportionate growth of Fabric Care, which has lower than Company-average selling price. Foreign exchange had no net impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also     increased 6% on a 3% increase in organic volume.
Net sales increased high single digits in Health Care and Fabric & Home Care, increased mid-single digits in Grooming and Baby, Family & Feminine Care and increased low single digits in Beauty. On a regional basis, volume increased mid-single digits in North America and Latin America, and increased low single digits in Europe and Asia Pacific. This increase was partially offset by low single digit decreases in Greater China and IMEA.

	Net Sales Change Drivers 2021 vs. 2020 (Three Months Ended December 31, 2021) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	1%	1%	2%	(1)%	—%	3%
Grooming	1%	1%	(1)%	4%	1%	(1)%	4%
Health Care	4%	4%	—%	1%	3%	—%	8%
Fabric & Home Care	7%	7%	(1)%	2%	(1)%	—%	7%
Baby, Feminine & Family Care	1%	1%	—%	3%	1%	—%	5%
Total Company	3%	3%	—%	3%	—%	—%	6%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin decreased 400 basis points to 49.1% of net sales for the quarter. The decrease in gross margin was due to:
•400 basis points of increased commodity costs and
•a 140 basis-point decline from unfavorable mix, primarily due to negative product mix resulting from the launch and growth of premium-priced products that are profit-accretive but have lower than Company-average gross margin.
These impacts were partially offset by:
•a 130 basis-point increase due to higher pricing and
•10 basis points of benefit from favorable foreign exchange impacts.
Net manufacturing productivity savings had no impact on gross margin as 80 basis points of gross savings were fully offset by 60 basis points of increased transportation costs and 20 basis points of product and packaging investments.
Total SG&A was unchanged at $5.1 billion, as a decline in overhead costs was offset by an increase in other operating costs. SG&A as a percentage of net sales decreased 150 basis points to 24.4% due primarily to decreases in both marketing and overhead costs as a percentage of sales. Overhead costs as a percentage of net sales decreased 80 basis points primarily due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Marketing spending as a percentage of net sales decreased 80 basis points due to the positive scale impacts of the net sales increase. Other operating expenses as a percentage of net sales increased 10 basis points due to increased foreign exchange transactional charges. Productivity-driven cost savings delivered 70 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $106 million for the quarter, a $37 million decrease versus the prior year period, driven by lower average interest rates. Interest income was $10 million for the quarter, a $1 million increase versus the prior year period. Other non-operating income was $167 million, an improvement of $536 million due to a prior period loss on early-debt extinguishment, a current period gain on the divestiture of minor brands and a current period increase in net non-operating benefits on defined benefit retirement plans, partially offset by current period unrealized losses on equity investments.
Income Taxes
For the three months ended December 31, 2021, the effective tax rate decreased 125 basis points versus the prior year period to 19.0% due to:
•a 105 basis-point decrease from higher excess tax benefits of share-based compensation (a 195 basis-point benefit in the current period versus a 90 basis-point benefit in the prior year period),
•a 35 basis-point decrease from the impact of the early extinguishment of debt in the prior period and
•a 25 basis-point decrease from favorable impacts from the geographic mix of current year earnings.
These decreases were partially offset by a 40 basis-point increase from discrete impacts related to uncertain tax positions (a 10 basis-point unfavorable impact in the current year versus a 30 basis-point favorable impact in the prior year period).
Net Earnings
Operating income decreased $0.2 billion, or 4%, to $5.2 billion for the quarter, as the increase in net sales was more than offset by the decrease in operating margin, the components of which are described above. Net earnings increased $0.4 billion, or 9%, to $4.2 billion as the increase in other non-operating income and decrease in effective income tax rate more than offset the decrease in operating income. Foreign exchange had a negative impact of approximately $43 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $0.4 billion or, 10%, to $4.2 billion for the quarter. Diluted net earnings per share of $1.66 increased by 13% versus the base period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding.

RESULTS OF OPERATIONS – Six Months Ended December 31, 2021
The following discussion provides a review of results for the six months ended December 31, 2021 versus the six months ended December 31, 2020.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2021	2020	% Chg
Net sales	$41,291	$39,063	6%
Operating income	10,191	10,661	(4)%
Net earnings	8,368	8,195	2%
Net earnings attributable to Procter & Gamble	8,335	8,131	3%
Diluted net earnings per common share	3.27	3.10	5%
Core net earnings per common share	3.27	3.27	—

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2021	2020	Basis Pt Chg
Gross margin	49.1%	52.9%	(380)
Selling, general & administrative expense	24.4%	25.6%	(120)
Operating income	24.7%	27.3%	(260)
Earnings before income taxes	24.9%	26.0%	(110)
Net earnings	20.3%	21.0%	(70)
Net earnings attributable to Procter & Gamble	20.2%	20.8%	(60)
Net Sales
Net sales for the period increased 6% to $41.3 billion on a 2% increase in unit volume. Higher pricing increased net sales by 2%. Positive mix increased net sales by 1% driven by the disproportionate growth of the North America region and the Personal Health Care business, both of which have higher than Company-average selling prices. This was partially offset by the disproportionate growth of the Fabric Care business, which has lower than Company-average selling price. Favorable foreign exchange had a 1% positive impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%.
Net sales increased high single digits in Health Care and increased mid-single digits in Beauty, Grooming, Fabric & Home Care and Baby, Feminine & Family Care. On a regional basis, volume increased mid-single digits in North America and Latin America and low single digits in Europe, partially offset by low single digit decreases in Greater China and IMEA.

	Net Sales Change Drivers 2021 vs. 2020 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	2%	2%	—%	—%	4%
Grooming	1%	1%	—%	3%	1%	—%	5%
Health Care	4%	3%	1%	1%	3%	(1)%	8%
Fabric & Home Care	4%	4%	—%	2%	—%	—%	6%
Baby, Feminine & Family Care	1%	1%	—%	1%	2%	—%	4%
Total Company	2%	2%	1%	2%	1%	—%	6%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin decreased 380 basis points to 49.1% of net sales for the period. The decrease in gross margin was due to:
•370 basis points of increased commodity costs and
•a 120 basis-point decline from unfavorable mix, primarily due to negative product mix caused by the launch and disproportionate growth of premium-priced products that are profit-accretive but have lower than Company-average gross margin.
These impacts were offset by:
•an 80 basis-point increase due to higher pricing,
•20 basis points of benefit from favorable foreign exchange impacts and
•10 basis points of net manufacturing productivity savings (80 basis points of gross savings, partially offset by 50 basis points of increased transportation impacts and 20 basis points of product and packaging investments and other impacts).
Total SG&A spending increased 1% to $10.1 billion due to increased marketing spending, partially offset by decreases in other operating costs and overhead costs. SG&A as a percentage of net sales decreased 120 basis points to 24.4% primarily due to decreases in both overhead costs and marketing spending as a percentage of net sales. Overhead costs as a percentage of net sales decreased 70 basis points primarily due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Marketing spending as a percentage of net sales decreased 40 basis points due to the positive scale impacts of the net sales increase and savings in agency compensation, production costs and advertising spending, partially offset by increased media spending. Other operating expenses as a percentage of net sales remained flat as a gain on the sale of operating real estate was offset by increased foreign exchange transactional charges. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $215 million for the period, a $64 million decrease versus the prior year period driven by lower average interest rates. Interest income was $21 million for the quarter, a $2 million increase versus the prior year period. Net other non-operating income was $277 million, an improvement of $504 million due to a prior period loss on early-debt extinguishment, a current period gain on the sale of minor brands and a current period increase in net non-operating benefits on defined benefit retirement plans, partially offset by current period unrealized losses on equity investments.
Income Taxes
For the six months ended December 31, 2021, the effective tax rate decreased 90 basis points versus the prior year period to 18.6% due to:
•a 40 basis-point decrease from favorable impacts from the geographic mix of current year earnings,
•a 20 basis-point decrease from higher excess tax benefits of share-based compensation (a 195 basis-point benefit in the current period versus a 175 basis-point benefit in the prior year period),
•a 15 basis-point decrease from discrete impacts related to uncertain tax positions (a 20 basis-point favorable impact in the current year versus a 5 basis-point favorable impact in the prior year period) and
•a 15 basis-point decrease from the impact of the early extinguishment of debt in the prior period.
Net Earnings
Operating income decreased $0.5 billion, or 4%, to $10.2 billion for the fiscal year to date period, as the increase in net sales was more than offset by the decrease in operating margin, the components of which are described above. Net earnings increased $0.2 billion, or 2%, to $8.4 billion for the fiscal year to date period as the decrease in operating income was more than offset by the increase in other non-operating income and the decrease in the effective income tax rate. Foreign exchange had a positive impact of approximately $18 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $0.2 billion, or 3%, to $8.3 billion for the fiscal year to date period. Diluted net earnings per share increased 5% to $3.27 versus the base period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding.

BUSINESS SEGMENT DISCUSSION – Three and Six Months ended December 31, 2021
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six month periods ended December 31, 2021 is provided based on a comparison to the three and six month periods ended December 31, 2020. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and six months ended December 31, 2021 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2021
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,926	3%	$1,179	(1)%	$947	(1)%
Grooming	1,811	4%	576	7%	476	5%
Health Care	2,976	8%	905	9%	701	7%
Fabric & Home Care	6,972	7%	1,463	(9)%	1,137	(9)%
Baby, Feminine & Family Care	5,116	5%	1,187	(12)%	914	(12)%
Corporate	152	N/A	(71)	N/A	67	N/A
Total Company	$20,953	6%	$5,239	7%	$4,242	9%

	Six Months Ended December 31, 2021
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$7,890	4%	$2,421	—%	$1,938	—%
Grooming	3,498	5%	1,094	14%	893	11%
Health Care	5,652	8%	1,600	6%	1,230	4%
Fabric & Home Care	13,981	6%	3,009	(10)%	2,328	(10)%
Baby, Feminine & Family Care	9,980	4%	2,262	(15)%	1,740	(15)%
Corporate	290	N/A	(112)	N/A	239	N/A
Total Company	$41,291	6%	$10,274	1%	$8,368	2%
Beauty
Three months ended December 31, 2021 compared with three months ended December 31, 2020
Beauty net sales increased 3% to $3.9 billion on a 1% increase in unit volume. Higher pricing increased net sales by 2%. Foreign exchange impacts increased net sales by 1%. Organic sales increased 2%. Global market share of the Beauty segment was unchanged.
•Hair Care net sales increased low single digits on flat volume due to increased pricing. Organic sales also increased low single digits. Volume increased low single digits in North America (due to market growth in shampoos and conditioners, partially offset by external supply constraints in stylers), in Europe (due to market growth, partially offset by increased competitive activity in certain markets), in Latin America (due to market growth) and in Asia Pacific (due to innovation, partially offset by increased competitive activity in certain markets). This volume increase was offset by a mid-teens decline in IMEA (due primarily to market slowdown). Global market share of the Hair Care category decreased less than a point.
•Skin and Personal Care net sales increased mid-single digits due to a low single digit increase in volume, increased pricing and favorable foreign exchange impacts, partially offset by negative category mix due to disproportionate growth of personal care (which has lower than category-average selling price) and disproportionate growth of SKII brand in travel retail (which has lower than brand-average selling price) caused by pandemic-related lockdowns impacting other channels in Asia. Organic sales increased low single digits. Volume increased mid-single digits in North America (due primarily to innovation and growth in skin care and deodorants) and low single digits in Greater China (due primarily to slower market growth in channels where our market shares are higher, versus other faster-growing online channels). Global market share of the Skin and Personal Care category increased slightly.
Net earnings decreased 1% to $947 million as the increase in net sales was more than offset by a 100 basis-point decrease in net earnings margin. The net earnings margin decreased due to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin reduction was driven by increased commodity and freight costs, negative product mix caused by a higher proportion of sales of personal care products (which have lower than segment-average gross margins) and a lower proportion of sales of SKII products (which have higher than segment-average gross margins), partially offset by increased pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and a reduction in overhead spending.
Six months ended December 31, 2021 compared with six months ended December 31, 2020
Beauty net sales increased 4% to $7.9 billion on unit volume that was unchanged. Higher pricing increased net sales by 2%. Foreign exchange impacts increased net sales by 2%. Organic sales increased 2%. Global market share of the Beauty segment was unchanged.
•Hair Care net sales increased mid-single digits on flat volume due to increased pricing, favorable foreign exchange impacts and favorable mix caused by a higher proportion of sales of premium tier products including treatments and conditioners, all of which have higher than category-average selling prices. Organic sales increased low single digits. Volume increased low single digits in North America (due to market growth in shampoos and conditioners, partially offset by external supply constraints in stylers) and Europe (due to market recovery versus pandemic-related consumption declines in the base period). This volume increase was offset by a mid-single digit decline in IMEA (due to increased competitive activity) and low single digit declines in Greater China (due to trade inventory reductions and slower market growth in channels where our market shares are higher, versus other faster-growing online channels) and Latin America (due to reduced shipments following increased pricing, partially offset by innovation). Global market share of the Hair Care category decreased more than half a point.
•Skin and Personal Care net sales increased mid-single digits due to a low single digit increase in volume, increased pricing and favorable foreign exchange impacts, partially offset by negative category mix due to disproportionate growth of personal care (which has lower than category-average selling prices) and disproportionate growth of SKII brand in travel retail (which has lower than brand-average selling prices) caused by pandemic-related lockdowns impacting other channels in Asia. Organic sales increased low single digits. Volume increased double digits in Latin America (due to market recovery following pandemic-related consumption declines in the base period) and increased mid-single digits in Greater China (due primarily to slower market growth in channels where our market shares are higher, versus other faster-growing online channels). This increase was partially offset by a mid-single digit decline in Asia Pacific due to a pandemic-related consumption decrease in the current period. Global market share of the Skin and Personal Care category increased slightly.
Net earnings were unchanged at $1.9 billion as the increase in net sales was fully offset by an 80 basis-point decrease in net earnings margin. Net earnings margin decreased due to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of sales. The gross margin reduction was driven by increased commodity and freight costs, and negative product mix caused by a higher proportion of sales of personal care products (which have lower than segment-average gross margins) and a lower proportion of sales of SKII products (which have higher than segment-average gross margins), partially offset by increased pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased as the positive scale benefits of the net sales increase was partially offset by an increase in media spending.
Grooming
Three months ended December 31, 2021 compared with three months ended December 31, 2020
Grooming net sales increased 4% to $1.8 billion on a 1% increase in unit volume. Increased pricing had a positive 4% impact on net sales. Favorable mix had a positive 1% impact on net sales due to the disproportionate growth of the Shave Care business in developed markets (due to pandemic-related consumption decreases in the prior period), which have higher than segment-average selling prices. Unfavorable foreign exchange decreased net sales by 1%. Organic sales increased 5%. Global market share of the Grooming segment increased 1 point.
•Shave Care net sales increased mid-single digits due to a low single digit volume increase, increased pricing and favorable mix (due to growth in North America and the disproportionate growth of premium shave systems products, both of which have higher than category-average selling prices), partially offset by unfavorable foreign exchange impacts. Organic sales increased mid-single digits. Volume increased mid-single digits in North America and Europe (due to innovation and market size increases versus a base period that was negatively impacted by the pandemic) and increased low single digits in IMEA (due to innovation) and Asia Pacific (due to retailer inventory increases to support innovation launch). This was partially offset by a mid-teens decrease in Greater China (due primarily to market size decline in offline channels, where our market shares are higher than e-commerce and other emerging online channels) and a mid-single digit decline in Latin America (due to distribution losses in certain markets). Global market share of the Shave Care category increased nearly half a point.
•Appliances net sales increased low single digits as a low single digit decrease in volume and unfavorable foreign exchange impacts were more than offset by increased pricing and favorable mix (due to the disproportionate growth of premium shavers and stylers, which have higher than category-average selling prices). Organic sales increased mid-single digits. Volume decreased mid-teens in IMEA, mid-single digits in Asia Pacific and low single digits in North America, all due to a pandemic-related consumption increase of at-home grooming and styling products in the base period. This was partially offset by a high teens increase in Greater China due to innovation on shavers. Global market share of the Appliances category increased half a point.
Net earnings increased 5% to $476 million due to the increase in net sales and a 20 basis-point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A as a percentage of net sales, partially offset by a decrease in gross margin and a higher effective tax rate. The gross margin decrease was driven by negative mix caused by the launch of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by the positive impact of increased pricing. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Six months ended December 31, 2021 compared with six months ended December 31, 2020
Grooming net sales increased 5% to $3.5 billion on a 1% increase in unit volume. Increased pricing had a positive 3% impact on net sales. Favorable mix had a positive 1% impact on net sales due to growth in North America and the disproportionate growth of premium shave systems products, both of which have higher than segment-average selling prices. This was partially offset by the decline of the Appliances business (due to a pandemic-related consumption increase in the base period) which has higher than segment-average selling prices. Foreign exchange had a neutral impact on net sales. Organic sales increased 5%. Global market share of the Grooming segment increased 1 point.
•Shave Care net sales increased mid-single digits due to a low single digit volume increase, increased pricing and favorable mix (due to growth in North America and the disproportionate growth of premium shave systems products, both of which have higher than category-average selling prices). Organic sales increased mid-single digits. Volume increased high single digits in North America and low single digits in Europe due to innovation and market size increases versus a base period that was negatively impacted by the pandemic. This was partially offset by a double digit decline in Greater China (due primarily to market size decline in offline channels, where our market shares are higher than e-commerce and other emerging online channels) and a low single digit decline in IMEA (due to reduced promotional activity of lower tier shave products). Global market share of the Shave Care category increased half a point.
•Appliances net sales were unchanged as a mid-single digit decline in volume and unfavorable foreign exchange impacts were offset by favorable mix (due to a higher proportion of sales of premium shavers and epilators, which have higher than category-average selling prices) and increased pricing. Organic sales were unchanged. Volume declined double digits in North America, high single digits in Asia Pacific and mid-single digits in Europe, all due to a pandemic-related consumption increase of at-home grooming and styling products in the base period. Global market share of the Appliances category increased more than half a point.
Net earnings increased 11% to $893 million due to the increase in net sales and a 130 basis-point increase in net earnings margin. The net earnings margin increased due to an increase in gross margin and a reduction in SG&A as a percentage of net sales, partially offset by a higher effective tax rate. The gross margin increase was driven by manufacturing cost savings and increased pricing, partially offset by negative mix caused by the launch of premium-priced, profit-accretive products that have lower than segment-average gross margins. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Health Care
Three months ended December 31, 2021 compared with three months ended December 31, 2020
Health Care net sales increased 8% to $3.0 billion on a 4% increase in unit volume. Favorable mix increased net sales by 3% due to the disproportionate growth of the North America region and the Personal Health Care category, both of which have higher than segment-average selling prices. Increased pricing had a positive 1% impact on net sales. Foreign exchange had a neutral impact on net sales. Organic sales increased 8%. Global market share of the Health Care segment was unchanged.
•Oral Care net sales increased low single digits as a low single digit decrease in volume was more than offset by positive mix impacts from the higher proportion of premium paste and power brush products and increased pricing. Organic sales increased low single digits. The volume decrease was driven by high single digit declines in Europe (due primarily to power brush related supply constraints resulting from the global chip shortage) and Greater China (due to decline of the power brush market). These volume decreases were partially offset by a high single digit increase in Asia Pacific, mid-single digit increases in North America and Latin America and a low single digit increase in IMEA, all due to market growth and innovation. Global market share of the Oral Care category increased half a point.

•Personal Health Care net sales increased about 20% due primarily to a mid-teens increase in volume, along with positive mix impacts from the disproportionate growth of North America and respiratory products, both of which have higher than category-average selling prices, and inflation-related price increases. Organic sales also increased about 20%. Volume increased more than 30% in APAC (due to increased marketing spending, innovation and distribution gains), high teens in North America and double digits in Europe (both due to market growth of respiratory products versus the base period that was negatively impacted by the pandemic) and double digits in Latin America and IMEA (due to increased marketing spending, distribution gains and innovation). Global market share of the Personal Health Care category increased half a point.
Net earnings increased 7% to $701 million due to the increase in net sales, partially offset by a 30 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and a higher effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The decrease in gross margin was driven by increased commodity and transportation costs and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase, partially offset by an increase in media spending behind innovation support. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Six months ended December 31, 2021 compared with six months ended December 31, 2020
Health Care net sales increased 8% to $5.7 billion on a 4% increase in unit volume. Favorable mix increased net sales by 3% due to the disproportionate growth of the North America region and the Personal Health Care category, both of which have higher than segment-average selling prices. Pricing increased net sales by 1%. Foreign exchange had a positive 1% impact on net sales. Organic sales also increased 8%. Global market share of the Health Care segment increased 0.2 points.
•Oral Care net sales increased low single digits as a low single digit decrease in volume was more than offset by positive mix impacts from the higher proportion of sales of premium power brush and paste products, both of which have higher than category-average selling prices, increased pricing and favorable foreign exchange impacts. Organic sales increased low single digits. The volume decrease was driven by a double digit decline in Greater China (due to a decline of the power brush market) and a mid-single digit decline in Europe (due primarily to power brush related supply constraints resulting from the global chip shortage). This decrease was partially offset by a high single digit increase in IMEA and a low single digit increase in North America, both due to market growth and innovation. Global market share of the Oral Care category increased less than a point.
•Personal Health Care net sales increased high-teens due primarily to a double digit increase in volume, inflation-related price increases and positive mix impacts from the disproportionate growth of the North America region and respiratory products, both of which have higher than category-average selling prices. Organic sales increased mid-teens. Volume increased about 40% in APAC (due to increased marketing spending, innovation and distribution gains), increased high teens in North America and increased double digits in Europe (both due primarily to market growth of respiratory products versus the base period, which was impacted by the pandemic) and increased high single digits in Latin America and IMEA (due to increased marketing spending, distribution gains and innovation). Global market share of the Personal Health Care category increased half a point.
Net earnings increased 4% to $1.2 billion due to the increase in net sales, partially offset by an 80 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and a higher effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The decrease in gross margin was driven by increased commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase, partially offset by an increase in media spending behind innovation support. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Fabric & Home Care
Three months ended December 31, 2021 compared with three months ended December 31, 2020
Fabric & Home Care net sales increased 7% to $7.0 billion due primarily to a 7% increase in unit volume. Higher pricing increased net sales by 2%. Unfavorable mix decreased net sales by 1% due to the relatively slower growth of Home Care (due to pandemic-related consumption increases in the base period), which has higher than segment-average selling prices. Unfavorable foreign exchange had a negative 1% impact to net sales. Organic sales increased 8%. Global market share of the Fabric & Home Care segment increased 1.9 points.
•Fabric Care net sales increased double digits due primarily to a high single digit increase in volume and increased pricing, partially offset by unfavorable foreign exchange impacts. Organic sales also increased double digits. Increased volume was driven by a mid-teens growth in North America (due to innovation on laundry, unit dose and fabric enhancers, and market growth), double digit growth in Latin America (due to increased promotional activity), mid-single digit growth in Europe (due to innovation and increased marketing spending) and low single digit growth in Asia Pacific (due to innovation). Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased low single digits due to a low single digit increase in volume and increased pricing, partially offset by unfavorable foreign exchange impacts and unfavorable mix caused by a volume decrease in the North America region, which has a higher than category-average selling price. Organic sales also increased low single digits. The volume increase was driven by a mid-single digit increase in Europe (due to innovation and market growth), partially offset by a a high teens decline in IMEA (due to retailer inventory decreases) and a low single digit decline in North America (due to pandemic-related consumption increases in the base period). Global market share of the Home Care category increased more than two points.
Net earnings decreased 9% to $1.1 billion as the increase in net sales was more than offset by a 290 basis-point reduction in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was driven by an increase in commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased selling prices. SG&A as a percentage of net sales decreased due to the positive scale benefits of the net sales increase.
Six months ended December 31, 2021 compared with six months ended December 31, 2020
Fabric & Home Care net sales increased 6% to $14.0 billion on a 4% increase in unit volume. Higher pricing increased net sales by 2%. Foreign exchange had no impact on net sales. Organic sales also increased 6%. Global market share of the Fabric & Home Care segment increased 1.6 points.
•Fabric Care net sales increased high single digits due primarily to a mid-single digit increase in volume, increased commodity-based pricing and positive mix impacts due to the disproportionate growth of North America, which has higher than category-average selling prices. Organic sales also increased high single digits. Increased volume was driven primarily by double digit increases in North America (due to innovation, including fabric enhancers and unit dose) and Latin America (due to increased promotional activity), and a mid-single digit increase in Europe (due to innovation). Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased low single digits on flat volume due primarily to increased pricing, partially offset by unfavorable mix due to a lower proportion of sales in North America, which has higher than category-average selling prices. Organic sales also increased low single digits. Volume increased low single digits in Europe due to innovation. This was offset by more than a 20% decline in IMEA (due to market decline and retailer inventory decreases) and a low single digit decline in North America (due to pandemic-related consumption increases in the base period). Global market share of the Home Care category increased more than a point.
Net earnings decreased 10% to $2.3 billion as the increase in net sales was more than offset by a 310 basis point reduction in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was primarily driven by an increase in commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased selling prices. SG&A as a percentage of net sales declined due to the positive scale benefits of the net sales increase.
Baby, Feminine & Family Care
Three months ended December 31, 2021 compared with three months ended December 31, 2020
Baby, Feminine & Family Care net sales increased 5% to $5.1 billion on a 1% increase in unit volume. Higher pricing increased net sales by 3%. Favorable mix had a positive 1% impact to net sales due to the disproportionate growth of Baby Care and Feminine Care in North America and growth of premium diaper pants and taped products, all of which have higher than segment-average selling prices. Foreign exchange had no impact on net sales. Organic sales increased 5%. Global market share of the Baby, Feminine & Family Care segment increased 1 point.
•Baby Care net sales increased high single digits due to a low single digit increase in volume, commodity-driven price increases and positive mix impacts due to the disproportionate growth of North America and growth of premium pants and taped diaper products, all of which have higher than category-average selling prices. Organic sales also increased high single digits. Volume increased double digits in Latin America (due to innovation), increased mid-single digits in North America (due to market growth and innovation) and increased low single digits in Europe (due to pandemic-related consumption decreases in the base period). This was partially offset by a high teens decline in Greater China (due to increased competitive activity) and a mid-single digit decline in Asia Pacific (due to pandemic-related market declines). Global market share of the Baby Care category increased more than half a point.
•Feminine Care net sales increased double digits due to a low single digit increase in volume, increased pricing and positive mix driven by the disproportionate growth of North America and the growth of premium adult incontinence and premium pads and tampons, all of which have higher than category-average selling prices. Organic sales also increased double digits. Volume increased double digits in North America (due to innovation and distribution gains), high single digits in Latin America (due to increased promotional activity) and low single digits in Europe (due to trade inventory increase ahead of price increases). Global market share of the Feminine Care category increased more than a point.
•Net sales in Family Care, which is predominantly a North American business, were unchanged as a low single digit decrease in volume (due to pandemic-related consumption increases in the base period) and unfavorable mix impacts (due to a higher proportion of large count packs, which have lower than category-average selling prices) were offset by increased pricing (due to commodities-based price increases, partially offset by increased promotional spending versus a pandemic-related low promotional activity in the base period). Organic sales also were unchanged. North America share of the Family Care category increased more than a point.
Net earnings decreased 12% to $914 million as the increase in net sales was more than offset by a 360 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and transportation costs, and unfavorable mix caused by the growth of Family Care large count packs and club volume that have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale benefits of net sales increase and reductions in both marketing and overhead costs.
Six months ended December 31, 2021 compared with six months ended December 31, 2020
Baby, Feminine & Family Care net sales increased 4% to $10.0 billion on a 1% increase in unit volume. Favorable mix had a 2% positive impact to net sales due to the disproportionate growth of Feminine Care in North America and growth of premium diaper pants and adult incontinence products, all of which have higher than segment-average selling prices. Higher pricing increased net sales by 1%. Foreign exchange had a neutral impact on net sales. Organic sales also increased 4%. Global market share of the Baby, Feminine & Family Care segment increased 0.9 points.
•Baby Care net sales increased high single digits due to a low single digit increase in volume, positive mix (due to the growth of premium pants and taped diaper products, both of which have higher than category-average selling prices) and commodity-based price increases. Organic sales increased mid-single digits. Volume increased double digits in Latin America (due to innovation), increased low single digits in Europe (due to increased consumption following pandemic-related slowdowns in the base period) and in North America (due to market growth and innovation). These increases were partially offset by a mid-teens decline in Greater China (due to increased competitive activity) and a mid-single digit decline in Asia Pacific (due to pandemic-related market declines). Global market share of the Baby Care category increased less than half a point.
•Feminine Care net sales increased high single digits due to a low single digit increase in volume, positive mix driven by the disproportionate growth of North America and the growth of premium adult incontinence and premium pads and tampons, all of which have higher than category-average selling prices, increased pricing and favorable foreign exchange impacts. Organic sales also increased high single digits. Volume increased double digits in North America (due to innovation, distribution gains and market growth) and low single digits in Europe (due to trade inventory build ahead of price increases). This increase was partially offset by a mid-single digit volume decrease in IMEA (due to a pandemic-related consumption increase in the base period) and a low single digit decrease in Greater China (due to market decline). Global market share of the Feminine Care category increased more than a point.
•Net Sales in Family Care, which is predominantly a North American business, decreased low single digits on flat volume (versus a base period that experienced pandemic-driven consumption increases), unfavorable mix (caused by disproportionate growth of large count packs, which have lower than category-average selling prices) and decreased pricing (due to increased promotional spending versus a pandemic-related low promotional activity in the base period, partially offset by commodity-based price increases). Organic sales also decreased low single digits. North America share of the Family Care category increased more than a point.
Net earnings decreased 15% to $1.7 billion as the increase in net sales was more than offset by a 400 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and transportation costs, and unfavorable mix caused by the growth of Family Care large count packs and club volume, both of which have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to reductions in both marketing and overhead costs.

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
Corporate net sales improved by $50 million to $152 million for the quarter and improved by $94 million to $290 million for the fiscal year to date, both due to an increase in sales of incidental businesses managed at the corporate level. Corporate net earnings improved by $536 million to $67 million for the quarter and improved by $614 million to $239 million for the fiscal year to date, both due primarily to a base period loss on the early debt extinguishment, current period tax benefits (primarily higher excess tax benefits of share-based compensation) and lower interest expense, partially offset by higher foreign exchange transactional charges.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $9.8 billion of cash from operating activities fiscal year to date, a decrease of $399 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $9.9 billion of operating cash flow. Working capital and other impacts used $84 million of cash in the period. Accounts receivable increased, using $644 million of cash, primarily due to sales growth. Days sales outstanding increased by one day driven by a higher relative amount of sales towards the end of the quarter. Inventory increased, consuming $840 million of cash primarily due to increased safety stock levels in anticipation of the supply chain challenges, increased commodity costs and business growth. Days on hand were relatively flat at 58. Accounts payable, accrued and other net operating assets and liabilities increased, generating $1.4 billion of cash, primarily driven by an increase in trade payables as a result of increased inventory and transportation costs and, to a lesser extent, the impact of extended payment terms with suppliers. This was partially offset by the payment of prior fiscal year-end incentive compensation and other salary-related accruals. Days payable outstanding is at 84, a reduction of two days versus year ago.
Investing Activities
Investing activities used $2.0 billion of cash fiscal year to date primarily due to capital expenditures.
Financing Activities
Financing activities used $6.3 billion of net cash fiscal year to date. We used $7.5 billion for treasury stock purchases and $4.4 billion for dividends. We generated $4.4 billion from net debt increases and $1.2 billion from the exercise of stock options and other impacts.
As of December 31, 2021, our current liabilities exceeded current assets by $12.5 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
RECONCILIATION OF MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. Management believes that these non-GAAP measures provide useful perspective on underlying business trends and provide a supplemental measure of period-to-period financial results. Disclosing these non-GAAP financial measures allows investors and management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance. Management uses these non-GAAP measures in making operating decisions, allocating financial resources and for business strategy purposes. Certain of these measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures do not represent a comprehensive basis of accounting. Therefore, our non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies.
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
We do not view the above item to be part of our sustainable results and their exclusion from Core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

Organic sales growth:

Three Months Ended December 31, 2021	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	3%	(1)%	—%	2%
Grooming	4%	1%	—%	5%
Health Care	8%	—%	—%	8%
Fabric & Home Care	7%	1%	—%	8%
Baby, Feminine & Family Care	5%	—%	—%	5%
Total Company	6%	—%	—%	6%
(1)Acquisitions & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Six Months Ended December 31, 2021	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	4%	(2)%	—%	2%
Grooming	5%	—%	—%	5%
Health Care	8%	(1)%	1%	8%
Fabric & Home Care	6%	—%	—%	6%
Baby, Feminine & Family Care	4%	—%	—%	4%
Total Company	6%	(1)%	—%	5%
(1)Acquisitions & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Six Months Ended December 31, 2021
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$9,764	$(1,717)	$225	$8,272

Adjusted free cash flow productivity (dollar amounts in millions):

Six Months Ended December 31, 2021
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$8,272	$8,368	99%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
	AS REPORTED (GAAP)	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	4,223	3,854	427	—	4,281
					Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$1.66	$1.47	$0.16	$0.01	$1.64
(1) Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) MEASURES VERSUS PRIOR YEAR NON-GAAP (CORE) MEASURES
CORE NET EARNINGS ATTRIBUTABLE TO P&G	(1)%
CORE EPS	1%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
	AS REPORTED (GAAP)	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	ROUNDING	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	8,335	8,131	427	—	8,558

DILUTED NET EARNINGS PER COMMON SHARE (1)	$3.27	$3.10	$0.16	$0.01	$3.27
(1) Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) MEASURES VERSUS PRIOR YEAR NON-GAAP (CORE) MEASURES
CORE NET EARNINGS ATTRIBUTABLE TO P&G	(3)%
CORE EPS	—%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2021. Additional information can be found in Note 7 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s President and Chief Executive Officer, Jon R. Moeller, and the Company’s Chief Financial Officer, Andre Schulten, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report. Messrs. Moeller and Schulten have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Moeller and Schulten, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims arising out of our business, which cover a wide range of matters, including antitrust and trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax. In addition, SEC regulations require that we disclose certain environmental proceedings arising under Federal, State or Local law when a governmental authority is a party and such proceeding involves potential monetary sanctions that the Company reasonably believes will exceed a certain threshold ($1 million or more).
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2021 - 10/31/2021	6,361,029	$141.49	6,361,029	(3)
11/01/2021 - 11/30/2021	6,146,804	$146.42	6,146,804	(3)
12/01/2021 - 12/31/2021	18,902,351	$156.07	18,902,351	(3)
Total	31,410,184	$151.23	31,410,184
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
(3)On January 19, 2022, the Company stated that in fiscal year 2022 the Company expects to reduce outstanding shares through direct share repurchases at a value of $9 to $10 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016).

3-2	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016).

4-1	Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

10-1	Company’s Form of Separation Agreement & Release* +

10-2	Company’s Form of Separation Letter & Release* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

January 19, 2022	/s/ MICHAEL G. HOMAN
Date	(Michael G. Homan)
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

10-1	Company’s Form of Separation Agreement & Release +

10-2	Company’s Form of Separation Letter & Release +

31.1	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.