Form 10-Q
period 2022-03-31
PROCTER & GAMBLE Co
filed 2022-04-20
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Yes ☐     No ☑ False
There were 2,399,296,841 shares of Common Stock outstanding as of March 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2022	2021	2022	2021
NET SALES	$19,381	$18,109	$60,672	$57,172
Cost of products sold	10,326	8,922	31,355	27,317
Selling, general and administrative expense	5,031	5,402	15,102	15,409
OPERATING INCOME	4,024	3,785	14,215	14,446
Interest expense	(109)	(106)	(324)	(385)
Interest income	9	11	30	30
Other non-operating income/(expense), net	147	187	424	(40)
EARNINGS BEFORE INCOME TAXES	4,071	3,877	14,345	14,051
Income taxes	704	628	2,610	2,607
NET EARNINGS	3,367	3,249	11,735	11,444
Less: Net earnings/(loss) attributable to noncontrolling interests	12	(20)	45	44
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,355	$3,269	$11,690	$11,400

NET EARNINGS PER SHARE (1)
Basic	$1.37	$1.30	$4.76	$4.53
Diluted	$1.33	$1.26	$4.59	$4.37

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,530.2	2,590.3	2,544.4	2,610.4
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2022	2021	2022	2021
NET EARNINGS	$3,367	$3,249	$11,735	$11,444
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	23	(598)	(683)	639
Unrealized gains on investment securities	—	5	7	19
Unrealized gains on defined benefit retirement plans	89	194	968	24
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	112	(399)	292	682
TOTAL COMPREHENSIVE INCOME	3,479	2,850	12,027	12,126
Less: Total comprehensive income/(loss) attributable to noncontrolling interests	8	(21)	41	50
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,471	$2,871	$11,986	$12,076

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2022	June 30, 2021
Assets
CURRENT ASSETS
Cash and cash equivalents			$8,526	$10,288
Accounts receivable			5,513	4,725
INVENTORIES
Materials and supplies			2,146	1,645
Work in process			837	719
Finished goods			4,118	3,619
Total inventories			7,101	5,983
Prepaid expenses and other current assets			2,276	2,095
TOTAL CURRENT ASSETS			23,416	23,091
PROPERTY, PLANT AND EQUIPMENT, NET			21,323	21,686
GOODWILL			40,710	40,924
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,913	23,642
OTHER NONCURRENT ASSETS			10,855	9,964
TOTAL ASSETS			$120,217	$119,307

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,175	$13,720
Accrued and other liabilities			10,324	10,523
Debt due within one year			9,902	8,889
TOTAL CURRENT LIABILITIES			34,401	33,132
LONG-TERM DEBT			23,767	23,099
DEFERRED INCOME TAXES			6,543	6,153
OTHER NONCURRENT LIABILITIES			9,760	10,269
TOTAL LIABILITIES			74,471	72,653
SHAREHOLDERS’ EQUITY
Preferred stock			846	870
Common stock – shares issued –	March 2022	4,009.2
	June 2021	4,009.2	4,009	4,009
Additional paid-in capital			65,614	64,848
Reserve for ESOP debt retirement			(916)	(1,006)
Accumulated other comprehensive loss			(13,448)	(13,744)
Treasury stock			(122,272)	(114,973)
Retained earnings			111,645	106,374
Noncontrolling interest			268	276
TOTAL SHAREHOLDERS’ EQUITY			45,746	46,654
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$120,217	$119,307

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2021	2,397,066	$4,009	$856	$65,432	($965)	($13,564)	($121,543)	$110,393	$275	$44,893
Net earnings								3,355	12	3,367
Other comprehensive income/(loss)						116			(4)	112
Dividends and dividend equivalents ($0.8698 per share):
Common								(2,092)		(2,092)
Preferred								(68)		(68)
Treasury stock purchases	(7,909)						(1,249)			(1,249)
Employee stock plans	9,108			180			512			692
Preferred stock conversions	1,032		(10)	2			8			—
ESOP debt impacts					49			57		106
Noncontrolling interest, net				—					(15)	(15)
BALANCE MARCH 31, 2022	2,399,297	$4,009	$846	$65,614	($916)	($13,448)	($122,272)	$111,645	$268	$45,746

	Nine Months Ended March 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								11,690	45	11,735
Other comprehensive income/(loss)						296			(4)	292
Dividends and dividend equivalents ($2.6094 per share):
Common								(6,318)		(6,318)
Preferred								(208)		(208)
Treasury stock purchases	(58,695)						(8,753)			(8,753)
Employee stock plans	25,531			764			1,434			2,198
Preferred stock conversions	2,755		(24)	4			20			—
ESOP debt impacts					90			107		197
Noncontrolling interest, net				(2)					(49)	(51)
BALANCE MARCH 31, 2022	2,399,297	$4,009	$846	$65,614	($916)	($13,448)	($122,272)	$111,645	$268	$45,746
See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended March 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2020	2,462,476	$4,009	$885	$64,672	($1,072)	($15,091)	($109,583)	$104,361	$359	$48,540
Net earnings								3,269	(20)	3,249
Other comprehensive income/(loss)						(398)			(1)	(399)
Dividends and dividend equivalents ($0.7907 per share):
Common								(1,952)		(1,952)
Preferred								(65)		(65)
Treasury stock purchases	(23,085)						(3,001)			(3,001)
Employee stock plans	7,605			8			427			435
Preferred stock conversions	1,237		(12)	2			10			—
ESOP debt impacts					66			61		127
Noncontrolling interest, net									(15)	(15)
BALANCE MARCH 31, 2021	2,448,233	$4,009	$873	$64,682	($1,006)	($15,489)	($112,147)	$105,674	$323	$46,919

	Nine Months Ended March 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								11,400	44	11,444
Other comprehensive income/(loss)						676			6	682
Dividends and dividend equivalents ( $2.3721 per share):
Common								(5,887)		(5,887)
Preferred								(197)		(197)
Treasury stock purchases	(59,212)						(8,009)			(8,009)
Employee stock plans	24,945			484			1,415			1,899
Preferred stock conversions	2,754		(24)	4			20			—
ESOP debt impacts					74			119		193
Noncontrolling interest, net									(84)	(84)
BALANCE MARCH 31, 2021	2,448,233	$4,009	$873	$64,682	($1,006)	($15,489)	($112,147)	$105,674	$323	$46,919

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2022	2021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$10,288	$16,181
OPERATING ACTIVITIES
Net earnings	11,735	11,444
Depreciation and amortization	2,085	2,025
Loss on early extinguishment of debt	—	512
Share-based compensation expense	398	398
Deferred income taxes	(259)	(167)
Gain on sale of assets	(84)	(15)
Changes in:
Accounts receivable	(916)	(604)
Inventories	(1,252)	(399)
Accounts payable, accrued and other liabilities	1,347	1,049
Other operating assets and liabilities	(131)	(92)
Other	87	99
TOTAL OPERATING ACTIVITIES	13,010	14,250
INVESTING ACTIVITIES
Capital expenditures	(2,464)	(2,073)
Proceeds from asset sales	99	40
Acquisitions, net of cash acquired	(1,381)	—
Change in other investments	4	(10)
TOTAL INVESTING ACTIVITIES	(3,742)	(2,043)
FINANCING ACTIVITIES
Dividends to shareholders	(6,508)	(6,066)
Additions to short-term debt with original maturities of more than three months	10,146	6,238
Reductions in short-term debt with original maturities of more than three months	(8,163)	(3,805)
Reductions in other short-term debt	(849)	(5,814)
Additions to long-term debt	4,385	2,429
Reductions to long-term debt (1)	(2,776)	(4,889)
Treasury stock purchases	(8,753)	(8,009)
Impact of stock options and other	1,800	1,470
TOTAL FINANCING ACTIVITIES	(10,718)	(18,446)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(312)	65
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,762)	(6,174)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$8,526	$10,007
(1)     Includes early extinguishment of debt costs of $512 during the nine months ended March 31, 2021.
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
Beginning in fiscal year 2022, the Company began to present increases and reductions in short-term debt with maturities of more than three months separately within the Consolidated Statements of Cash Flows. The presentation for the nine months ended March 31, 2021 has been revised to align with the current period presentation. This change had no impact on total financing activities, and we have concluded the change is not material.
2. New Accounting Pronouncements and Policies
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The amendments provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope", which clarified that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that are affected by the discounting transition due to reference rate reform. These ASUs were effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated through December 31, 2022. We have completed our evaluation of significant contracts. Most contracts reviewed will mature prior to the termination of LIBOR or will be modified to apply a new reference rate, primarily the Secured Overnight Financing Rate ("SOFR") where applicable. As a result, the guidance has not had, and is not expected to have, a material impact on the Company's Consolidated Financial Statements.
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
Fabric Care	23%	23%	23%	22%
Home Care	12%	12%	11%	12%
Baby Care	11%	11%	10%	10%
Skin and Personal Care	9%	9%	10%	10%
Family Care	9%	9%	9%	9%
Hair Care	8%	9%	9%	9%
Oral Care	8%	8%	8%	8%
Shave Care	7%	7%	6%	7%
Feminine Care	6%	6%	6%	6%
Personal Health Care	6%	5%	6%	5%
Other	1%	1%	2%	2%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.

The following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings
Beauty	2022	$3,389	$792	$644	$11,279	$3,213	$2,582
	2021	3,316	721	577	10,907	3,145	2,508
Grooming	2022	1,481	353	290	4,979	1,447	1,183
	2021	1,438	314	256	4,774	1,277	1,063
Health Care	2022	2,662	625	485	8,314	2,225	1,715
	2021	2,356	484	377	7,573	1,993	1,557
Fabric & Home Care	2022	6,699	1,275	969	20,680	4,284	3,297
	2021	6,275	1,348	1,027	19,417	4,689	3,626
Baby, Feminine & Family Care	2022	4,935	1,091	836	14,915	3,353	2,576
	2021	4,604	1,133	871	14,185	3,803	2,924
Corporate	2022	215	(65)	143	505	(177)	382
	2021	120	(123)	141	316	(856)	(234)
Total Company	2022	$19,381	$4,071	$3,367	$60,672	$14,345	$11,735
	2021	18,109	3,877	3,249	57,172	14,051	11,444

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2021	$13,257	$13,095	$8,046	$1,873	$4,653	$40,924
Acquisitions and divestitures	770	—	1	—	—	771
Translation and other	(368)	(257)	(216)	(32)	(112)	(985)
Goodwill at March 31, 2022	$13,659	$12,838	$7,831	$1,841	$4,541	$40,710
Goodwill decreased from June 30, 2021 due to currency translation, partially offset by three acquisitions (Farmacy Beauty, Ouai and TULA) in the Beauty reportable segment.
Identifiable intangible assets at March 31, 2022 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,147	$(6,262)
Intangible assets with indefinite lives	21,028	—
Total identifiable intangible assets	$30,175	$(6,262)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended March 31, 2022 and 2021 was $79 and $78, respectively. For the nine months ended March 31, 2022 and 2021, the amortization expense was $230 and $241, respectively.
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
Most of our goodwill reporting units are comprised of a combination of legacy and acquired businesses and as a result have fair value cushions that, at a minimum, exceed three times their underlying carrying values. Certain of our reporting units, in particular Shave Care and Appliances, are comprised entirely of acquired businesses and as a result, have historically had fair value cushions that are not as high. The Appliances reporting unit has a fair value that significantly exceeds the underlying carrying value. As previously disclosed, the carrying values of the Shave Care reporting unit and the related Gillette indefinite-lived intangible asset were impaired during the quarter ended June 30, 2019. Based on our impairment testing during the three months ended December 31, 2021, the Shave Care reporting unit fair value exceeded its carrying value by more than 30% and the Gillette indefinite-lived intangible asset fair value exceeded its carrying value by approximately 5%.
The most significant assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset are the net sales and earnings growth rates (including residual growth rates), the discount rate and the royalty rate. The residual growth rates represent the expected rate at which the Shave Care reporting unit and Gillette brand are expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit and brand operating plans and approximates expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment. The discount rate, which is consistent with a weighted average
Amounts in millions of dollars unless otherwise specified.

cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment, volatility in the equity and debt markets or other country specific factors, such as further devaluation of currencies against the U.S. dollar. Spot rates as of the fair value measurement date are utilized in our fair value estimates for cash flows outside the U.S. The royalty rate used to determine the estimated fair value for the Gillette indefinite-lived intangible asset is driven by historical and estimated future profitability of the underlying Gillette business. The royalty rate may be impacted by significant adverse changes in long-term operating margins.
While management has implemented strategies to address these events, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and Gillette indefinite-lived intangible asset. The duration and severity of the pandemic could also result in future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that no triggering event has occurred during the quarter ended March 31, 2022, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette indefinite-lived intangible asset assumes the net sales growth rates will continue to recover from the impact of the COVID-19 pandemic during the current fiscal year. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react, progress on the distribution of vaccines and whether the pandemic will have a longer-term effect on consumer habits. Accordingly, there continues to be risk related to this key assumption. A more prolonged pandemic recovery period could impact the assumptions utilized in the determination of the estimated fair values of the Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our Shave Care products, which may be caused by, among other things: the Russia-Ukraine War, the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, changes in the use and frequency of grooming products, by shifts in demand away from one or more of our higher priced products to lower priced products or by impacts of potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors, including the Russia-Ukraine War, could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. As of March 31, 2022, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.5 billion and $14.1 billion, respectively.
We performed a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset as part of our annual impairment testing, utilizing reasonably possible changes in the assumptions for the shorter-term and residual growth rates, discount rate and royalty rate to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our shorter-term and residual revenue growth rates or a 50 basis-point decrease in our royalty rate, some of which would result in an impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rates	-50 bps Royalty Rate
Shave Care goodwill reporting unit	(6)%	(6)%	N/A
Gillette indefinite-lived intangible asset	(6)%	(6)%	(3)%

In light of the Russia-Ukraine War, we performed an additional sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset for a range of outcomes, including reduced future cash flows and no future cash flows in Ukraine and Russia. Under these scenarios, the Shave Care reporting unit fair value continued to exceed its carrying value by approximately 30% and the Gillette indefinite-lived intangible asset’s fair value exceeded or approximated its carrying value. However, if the impact of the war were to extend beyond its current scope, there could be a triggering event for the Gillette indefinite-lived intangible asset that may cause us to perform an additional impairment assessment for that asset in a future period that may result in an impairment charge.

Amounts in millions of dollars unless otherwise specified.

5. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock options and other stock-based awards based on the treasury stock method and the assumed conversion of preferred stock.
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
Net earnings	$3,367	$3,249	$11,735	$11,444
Less: Net earnings/(loss) attributable to noncontrolling interests	12	(20)	45	44
Net earnings attributable to P&G (Diluted)	3,355	3,269	11,690	11,400
Less: Preferred dividends	68	65	208	197
Net earnings attributable to P&G available to common shareholders (Basic)	$3,287	$3,204	$11,482	$11,203

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,400.5	2,459.1	2,414.0	2,473.7
Add: Effect of dilutive securities
Convertible preferred shares (1)	78.9	82.3	79.7	83.1
Stock options and other unvested equity awards (2)	50.8	48.9	50.7	53.6
Diluted weighted average common shares outstanding	2,530.2	2,590.3	2,544.4	2,610.4

NET EARNINGS PER SHARE (3)
Basic	$1.37	$1.30	$4.76	$4.53
Diluted	$1.33	$1.26	$4.59	$4.37
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the year ended June 30, 2021.
(2)Excludes 5 million and 12 million for the three months ended March 31, 2022 and 2021, respectively, and 11 million and 8 million for the nine months ended March 31, 2022 and 2021, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit costs:

	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
Share-based compensation expense	$130	$144	$398	$398
Net periodic benefit cost for pension benefits	47	48	143	141
Net periodic benefit credit for other retiree benefits	(126)	(80)	(348)	(240)

Amounts in millions of dollars unless otherwise specified.

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2022.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the nine months ended March 31, 2022.
Cash equivalents were $7.0 billion and $9.1 billion as of March 31, 2022 and June 30, 2021, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $153 and $192 as of March 31, 2022 and June 30, 2021, respectively, including equity securities of $126 and $163 as of March 31, 2022 and June 30, 2021, respectively, and are presented in Other noncurrent assets. Investments are measured at fair value and primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets, and Level 2 are based on quoted market prices for similar instruments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized losses on equity securities were $(4) during the three months ended March 31, 2022. Unrealized gains on equity securities were $58 during the three months ended March 31, 2021. Unrealized losses on equity securities were $(36) during the nine months ended March 31, 2022. Unrealized gains on equity securities were $58 during the nine months ended March 31, 2021. These unrealized gains/(losses) are recognized in the Consolidated Statements of Earnings in Other non-operating income/(expense), net.
The fair value of long-term debt was $27.8 billion and $28.8 billion as of March 31, 2022 and June 30, 2021, respectively. This includes the current portion of long-term debt instruments ($3.6 billion as of March 31, 2022 and June 30, 2021). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2022 and June 30, 2021 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$5,241	$7,415	$15	$146	$(182)	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$8,428	$8,484	$359	$89	$(10)	$(94)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$13,669	$15,899	$374	$235	$(192)	$(94)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$6,916	$5,060	$31	$20	$(26)	$(22)

TOTAL DERIVATIVES AT FAIR VALUE	$20,585	$20,959	$405	$255	$(218)	$(116)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $5.1 billion and $7.5 billion as of March 31, 2022 and June 30, 2021, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.2 billion and $12.0 billion as of March 31, 2022 and June 30, 2021, respectively. The decrease in the notional balance of interest rate contracts was primarily due to the maturity of interest rate swaps that were associated with multiple bonds maturing in the period. The increase in the notional balance of foreign currency contracts not designated as hedging instruments primarily reflects changes in the level of intercompany financing activity during the period.
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
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$104	$393	$530	$(145)
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $18 and $15 for the three months ended March 31, 2022 and 2021, respectively. The amount of gain excluded from effectiveness testing was $50 and $45 for the nine months ended March 31, 2022 and 2021, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain recognized in Accumulated other comprehensive income (AOCI) for such instruments was $237 and $509 for the three months ended March 31, 2022 and 2021, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $804 and $(732) for the nine months ended March 31, 2022 and 2021, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(216)	$(100)	$(313)	$(95)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(2)	$(87)	$28	$221
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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefits	Foreign Currency Translation	Total AOCI
Balance at June 30, 2021	$15	$(2,963)	$(10,796)	$(13,744)
OCI before reclassifications (1)	6	812	(683)	135
Amounts reclassified from AOCI into the Consolidated Statements of Earnings (2)	1	156		157
Net current period OCI	7	968	(683)	292
Less: Other comprehensive income/(loss) attributable to non-controlling interests	—	—	(4)	(4)
Balance at March 31, 2022	$22	$(1,995)	$(11,475)	$(13,448)
(1)Net of tax expense of $1, $257 and $314 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions. Foreign cumulative translation is not adjusted for income taxes related to permanent investments in international subsidiaries.
(2)Net of tax expense of $0, $55 and $0 for gains/losses on investment securities, postretirement benefit items and foreign currency translation, respectively.
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40–50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate that over the next 12 month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of less than $10, including interest and penalties.
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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to affect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war (including the Russia-Ukraine War), terrorism or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials, and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risks associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third party information and operational technology systems, networks and services, and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions and potential implications such as exchange rate fluctuations and market contractions; (13) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, privacy and data protection, tax, environmental, due diligence, risk oversight and accounting and financial reporting) and to resolve new and pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations including maintaining our intended tax treatment of divestiture transactions; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes, while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; and (17) the ability to successfully manage the demand, supply and operational challenges associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns (including COVID-19). A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein, is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part II, Item 1A) of this Form 10-Q.
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
The MD&A is organized into the following sections:
•Overview
•Summary of Results – Nine months ended March 31, 2022
•Economic Conditions and Uncertainties
•Results of Operations – Three and Nine Months ended March 31, 2022
•Business Segment Discussion – Three and Nine Months ended March 31, 2022
•Liquidity and Capital Resources
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

OVERVIEW
P&G is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in more than 180 countries and territories, primarily through mass merchandisers, e-commerce, social commerce, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, baby stores, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in approximately 70 countries.
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

The following table provides the percentage of net sales and net earnings by reportable business segment for the three and nine months ended March 31, 2022 (excluding net sales and net earnings in Corporate):

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	17%	20%	19%	23%
Grooming	8%	9%	8%	10%
Health Care	14%	15%	14%	15%
Fabric & Home Care	35%	30%	34%	29%
Baby, Feminine & Family Care	26%	26%	25%	23%
Total Company	100%	100%	100%	100%

SUMMARY OF RESULTS
The following are highlights of results for the nine months ended March 31, 2022 versus the nine months ended March 31, 2021:
•Net sales increased 6% to $60.7 billion, due to a double digit increase in Health Care, a high single digit increase in Fabric & Home Care, mid-single digit increases in Grooming and Baby, Feminine & Family Care and a low single digit increase in Beauty. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 7%. Overall, organic sales increased double digits in Health Care, increased high single digits in Fabric & Home Care, increased mid-single digits in Grooming and Baby, Feminine & Family Care and increased low single digits in Beauty.
•Net earnings were $11.7 billion, an increase of $0.3 billion, or 3%, versus the prior year period due to the increase in net sales and a prior year period loss on early debt extinguishment, partially offset by a decrease in operating margin.
•Net earnings attributable to Procter & Gamble were $11.7 billion, an increase of $0.3 billion, or 3%, versus the prior year.
•Diluted net earnings per share (EPS) increased 5% to $4.59 due primarily to the increase in net earnings and a reduction in the weighted average shares outstanding. Net earnings per share increased 1% versus the prior year period core net earnings per share due to the prior period loss on early debt extinguishment.
•Operating cash flow was $13.0 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $10.8 billion. Adjusted free cash flow productivity was 92%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be highly volatile due to the COVID-19 pandemic, resulting in market size contractions in certain countries due to economic slowdowns and government restrictions on movement. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, such as greater political unrest or instability in the Middle East, Central & Eastern Europe (including the ongoing Russia-Ukraine War), certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula could reduce our sales or erode our operating margin, and consequently reduce our net earnings and cash flows.
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
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In three out of the past four years, a number of foreign currencies have weakened versus the U.S. dollar, leading to lower sales and earnings from these foreign exchange impacts. Certain countries that recently had and are currently experiencing significant exchange rate fluctuations include Argentina, Turkey, Brazil and Russia. These fluctuations have significantly impacted our historical net sales, costs and net earnings and could do so in the future. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on the consumption of our products, which would negatively affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, or any significant change in global tax policy adopted under the current work being led by the Organisation for Economic Co-operation and Development ("OECD") for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses, and if agreed and enacted by most countries, is likely to impact most large multinational businesses by both redefining jurisdictional taxation rights and broadly establishing a 15% minimum tax on their foreign operations. Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Algeria, Egypt, Argentina and Turkey. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Disclosures. Because we sell products that are essential to the daily lives of consumers, the pandemic has not had a materially negative impact to our consolidated net sales, as positive and negative impacts continue to largely offset each other. We further describe these impacts for the period covered by this report in the Business Segment Discussion of the MD&A.
The continued evolution of the pandemic and emergence of new variants may result in economic recessions or a slowdown of economic growth in certain countries or globally. This may result in reduced demand for our products that would have a negative impact on our net sales, net earnings and cash flows. It could also lead to volatility in consumer access to our products (due to government actions or key material, transportation and labor shortages impacting our ability to produce and ship products) or could impact consumers’ movements and access to our products. The resumption towards normalcy in economic activity as governmental restrictions are relaxed and economies gradually, partially or fully reopen in certain regions and markets, could also result in reduced demand due to consumption decreases and consumer pantry destocking (particularly, in home cleaning and hygiene products). Our retail customers are also impacted by the pandemic, and their success in addressing issues and maintaining their operations could impact consumer access to and, as a result, sales of our products.
We believe that in the long term, there will continue to be strong demand for categories in which we operate, particularly our products that deliver essential health, hygiene and cleaning benefits. However, the uncertainty in the timing and extent of demand volatility, the relaxation and reimplementation of movement restrictions, the timing and impact of potential consumer pantry destocking, the future economic trends due to a resurgence of positive cases, the emergence of new variants of the virus, the speed at which treatments and vaccines are administered and governmental actions in response to the pandemic may result in heightened volatility of net sales, net earnings and cash flows during and subsequent to the pandemic.
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
While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets due primarily to the restriction of employee movements, key material and labor shortages and transportation constraints. We intend to continue to work with our suppliers and government authorities to implement employee safety measures to minimize disruption to the manufacturing and distribution of our products. However, uncertainty in the duration and scope of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the speed at which treatments and vaccines are administered and governmental actions in response to the pandemic could result in an unforeseen disruption to our supply chain and impact our operations (for example, the closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials).
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
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations in both countries. Our Ukraine business includes two manufacturing sites. We have approximately 500 employees including both manufacturing and non-manufacturing personnel. In fiscal 2021, our operations in Ukraine accounted for less than 1% of consolidated net sales and net earnings. Additionally, net assets of our Ukraine subsidiary, along with Ukraine related assets held by other subsidiaries, account for less than 1% of net assets as of March 31, 2022.
Our Russia business includes two manufacturing sites with a net book value of approximately $250 million. We have approximately 2,500 employees, including both manufacturing and non-manufacturing personnel. In fiscal 2021, our operations in Russia accounted for less than 2% of consolidated net sales and less than 1% of net earnings. Additionally, net assets of our Russia subsidiaries, along with Russia related assets held by other subsidiaries, account for less than 2% of net assets as of March 31, 2022. In March 2022, the Company announced a reduction of its product portfolio, the discontinuation of new capital investments and the suspension of media, advertising and promotional activity in Russia.
Future impacts to the Company are difficult to predict due to the high level of uncertainty as to how the war will evolve, what its duration will be and its ultimate resolution. Within Ukraine, there is a possibility of physical damage and destruction of our two manufacturing facilities. We may not be able to operate our manufacturing sites and source raw materials from our suppliers or ship finished products to our customers. Ultimately, these could result in impairments of our manufacturing plants and fixed assets or write-downs of other operating assets and working capital.
Within Russia, we may not be able to continue our reduced operations at current levels due to sanctions and counter-sanctions, monetary, currency or payment controls, restrictions on access to financial institutions and supply and transportation challenges. Our suppliers, distributors and retail customers are also impacted by the war and their ability to successfully maintain their operations could also impact our operations or negatively impact the sales of our products.
More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.
For a more complete discussion of the risks we encounter in our business, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2021.

RESULTS OF OPERATIONS – Three Months Ended March 31, 2022
The following discussion provides a review of results for the three months ended March 31, 2022 versus the three months ended March 31, 2021.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2022	2021	% Chg
Net sales	$19,381	$18,109	7%
Operating income	4,024	3,785	6%
Net earnings	3,367	3,249	4%
Net earnings attributable to Procter & Gamble	3,355	3,269	3%
Diluted net earnings per common share	1.33	1.26	6%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2022	2021	Basis Pt Chg
Gross margin	46.7%	50.7%	(400)
Selling, general & administrative expense	26.0%	29.8%	(380)
Operating income	20.8%	20.9%	(10)
Earnings before income taxes	21.0%	21.4%	(40)
Net earnings	17.4%	17.9%	(50)
Net earnings attributable to Procter & Gamble	17.3%	18.1%	(80)
Net Sales
Net sales for the quarter increased 7% to $19.4 billion. Unit volume increased 3%. Foreign exchange had a 3% negative impact on net sales. Higher pricing increased net sales by 5%. Mix increased net sales by 2% due to positive geographic mix from the disproportionate growth of the North America region and positive category mix from the disproportionate growth of the Personal Health Care business, both of which have higher than Company-average selling prices. Organic sales increased 10% on a 3% increase in organic volume.
Net sales increased double digits in Health Care, increased high single digits in Fabric & Home Care and in Baby, Feminine & Family Care, and increased low single digits in Grooming and in Beauty. On a regional basis, volume increased mid-single digits in North America and Latin America, and increased low single digits in Europe and Asia Pacific. These increases were partially offset by a mid-single digit volume decrease in Greater China.

	Net Sales Change Drivers 2022 vs. 2021 (Three Months Ended March 31, 2022) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	(1)%	(2)%	4%	—%	—%	2%
Grooming	1%	1%	(5)%	6%	1%	—%	3%
Health Care	8%	8%	(3)%	3%	5%	—%	13%
Fabric & Home Care	4%	5%	(3)%	5%	1%	—%	7%
Baby, Feminine & Family Care	2%	2%	(3)%	5%	2%	1%	7%
Total Company	3%	3%	(3)%	5%	2%	—%	7%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 400 basis points to 46.7% of net sales for the quarter. The decrease in gross margin was due to:
•410 basis points of increased commodity costs,
•a 130 basis-point decline from unfavorable mix, primarily due to negative product mix resulting from the launch and growth of premium-priced products that are profit-accretive but have lower than Company-average gross margin,
•70 basis points of net manufacturing cost increases as 80 basis points of increased transportation costs and 30 basis points of product and packaging investments were partially offset by 40 basis points of gross savings and
•a 20 basis-point decline from unfavorable foreign exchange impacts.
These impacts were partially offset by
•a 220 basis-point increase due to higher pricing and
•10 basis points of increased cost leverage due to the growth of net sales.

Total SG&A spending decreased 7% to $5 billion due to decreased marketing spending, overhead costs and other operating costs. SG&A as a percentage of net sales decreased 380 basis points to 26% due primarily to decreases in both marketing and overhead costs as a percentage of sales. Overhead costs as a percentage of net sales decreased 140 basis points primarily due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Marketing spending as a percentage of net sales decreased 220 basis points due to the positive scale impacts of the net sales increase, savings in production costs and lower spending versus the prior year period with a high level of media spending. Other operating expenses as a percentage of net sales decreased 20 basis points. Productivity-driven cost savings delivered 130 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $109 million for the quarter, a $3 million increase versus the prior year period. Interest income was $9 million for the quarter, a $2 million decrease versus the prior year period. Other non-operating income was $147 million, a decline of $40 million primarily due to an unrealized gain on equity investments in the prior year period, partially offset by a current period increase in net non-operating benefits on defined benefit retirement plans.
Income Taxes
For the three months ended March 31, 2022, the effective tax rate increased 105 basis points to 17.3% due to:
•an 80 basis-point increase from discrete impacts related to uncertain tax positions (15 basis points of unfavorable impact in the current period versus 65 basis points of favorable impact in the prior year period),
•a 55 basis-point increase from lower current period deductions for foreign-derived intangible income versus prior year period, and
•45 basis points of increase due to unfavorable geographic mix of current year earnings.
These increases were partially offset by a 75 basis-point decrease from higher excess tax benefits of share-based compensation (a 255 basis-point benefit in the current period versus a 180 basis-point benefit in the prior year period).
Net Earnings
Operating income increased $0.2 billion, or 6%, to $4.0 billion for the quarter, as the increase in net sales was partially offset by the decrease in operating margin, the components of which are described above. Net earnings increased $0.1 billion, or 4%, to $3.4 billion as the increase in operating income was partially offset by a decrease in other non-operating income and an increase in effective income tax rate. Foreign exchange had a negative impact of approximately $130 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $0.1 billion, or 3%, to $3.4 billion for the quarter. Diluted net earnings per share of $1.33 increased by 6% versus the prior year period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2022
The following discussion provides a review of results for the nine months ended March 31, 2022 versus the nine months ended March 31, 2021.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2022	2021	% Chg
Net sales	$60,672	$57,172	6%
Operating income	14,215	14,446	(2)%
Net earnings	11,735	11,444	3%
Net earnings attributable to Procter & Gamble	11,690	11,400	3%
Diluted net earnings per common share	4.59	4.37	5%
Core net earnings per common share	4.59	4.53	1%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2022	2021	Basis Pt Chg
Gross margin	48.3%	52.2%	(390)
Selling, general & administrative expense	24.9%	27.0%	(210)
Operating income	23.4%	25.3%	(190)
Earnings before income taxes	23.6%	24.6%	(100)
Net earnings	19.3%	20.0%	(70)
Net earnings attributable to Procter & Gamble	19.3%	19.9%	(60)
Net Sales
Net sales for the period increased 6% to $60.7 billion on a 3% increase in unit volume. Higher pricing increased net sales by 3%. Positive mix increased net sales by 1% driven by positive geographic and category mix caused by the disproportionate growth of the North America region and the Personal Health Care category, both of which have higher than Company-average selling prices. This was partially offset by the disproportionate growth of the Fabric Care business, which has lower than Company-average selling prices. Unfavorable foreign exchange decreased net sales by 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 7%.
Net sales increased double digits in Health Care, increased high single digits in Fabric & Home Care, increased mid-single digits in Grooming and Baby, Feminine & Family Care, and increased low single digits in Beauty. On a regional basis, volume increased mid-single digits in North America and Latin America and low single digits in Europe and Asia Pacific, partially offset by low single digit decreases in Greater China and IMEA.

	Net Sales Change Drivers 2022 vs. 2021 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	—%	3%	—%	—%	3%
Grooming	1%	1%	(2)%	4%	1%	—%	4%
Health Care	5%	5%	—%	2%	3%	—%	10%
Fabric & Home Care	4%	4%	(1)%	3%	—%	1%	7%
Baby, Feminine & Family Care	2%	2%	(1)%	3%	1%	—%	5%
Total Company	3%	3%	(1)%	3%	1%	—%	6%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 390 basis points to 48.3% of net sales for the period. The decrease in gross margin was due to:
•380 basis points of increased commodity costs,
•a 140 basis-point decline from unfavorable mix, primarily due to negative product mix caused by the launch and disproportionate growth of premium-priced products that are profit-accretive but have lower than Company-average gross margin and
•10 basis points of net manufacturing cost increases as 60 basis points of increased transportation costs and 20 basis points of product and packaging investments were partially offset by 70 basis points of gross savings.
These impacts were offset by:
•a 130 basis-point increase due to higher pricing and
•10 basis points of benefit from favorable foreign exchange impacts.
Total SG&A spending decreased 2% to $15.1 billion due to decreased marketing spending, overhead costs and other operating costs. SG&A as a percentage of net sales decreased 210 basis points to 24.9% primarily due to decreases in both overhead costs and marketing spending as a percentage of net sales. Overhead costs as a percentage of net sales decreased 100 basis points primarily due to the positive scale impacts of the net sales increase and productivity savings, partially offset by inflation and other cost increases. Marketing spending as a percentage of net sales decreased 100 basis points due to the positive scale impacts of the net sales increase and increased savings. Other operating expenses as a percentage of net sales declined 10 basis points, as a gain on the sale of operating real estate was offset by increased foreign exchange transactional charges. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $324 million for the period, a $61 million decrease versus the prior year period driven by lower average interest rates. Interest income was $30 million for the period, unchanged versus the prior year period. Net other non-operating income was $424 million, an improvement of $464 million due primarily to a prior period loss on early-debt extinguishment and a current period increase in net non-operating benefits on defined benefit retirement plans, partially offset by unrealized gains on equity investments in the prior period and unrealized losses on equity investments in the current period.

Income Taxes
For the nine months ended March 31, 2022, the effective tax rate decreased 35 basis points versus the prior year period to 18.2% due to:
•a 55 basis-point decrease from higher excess tax benefits of share-based compensation (a 225 basis-point benefit in the current period versus a 170 basis-point benefit in the prior year period) and
•a 10 basis-point decrease from the impact of the early extinguishment of debt in the prior year period.
These decreases were partially offset by:
•a 15 basis-point increase from discrete impacts related to uncertain tax positions (a 10 basis-point favorable impact in the current period versus a 25 basis-point favorable impact in the prior year period) and
•a 15 basis-point increase from unfavorable impacts from the geographic mix of current year to date earnings.
Net Earnings
Operating income decreased $0.2 billion, or 2%, to $14.2 billion for the fiscal year to date period, as the increase in net sales was more than offset by the decrease in operating margin, the components of which are described above. Net earnings increased $0.3 billion, or 3%, to $11.7 billion for the fiscal year to date period as the decrease in operating income was more than offset by the increase in other non-operating income and by the decrease in interest expense. Foreign exchange had a negative impact of approximately $110 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $0.3 billion, or 3%, to $11.7 billion for the fiscal year to date period. Diluted net earnings per share increased 5% to $4.59 versus the prior year period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months ended March 31, 2022
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and nine month periods ended March 31, 2022 is provided based on a comparison to the three and nine month periods ended March 31, 2021. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and nine months ended March 31, 2022 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2022
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$3,389	2%	$792	10%	$644	12%
Grooming	1,481	3%	353	12%	290	13%
Health Care	2,662	13%	625	29%	485	29%
Fabric & Home Care	6,699	7%	1,275	(5)%	969	(6)%
Baby, Feminine & Family Care	4,935	7%	1,091	(4)%	836	(4)%
Corporate	215	N/A	(65)	N/A	143	N/A
Total Company	$19,381	7%	$4,071	5%	$3,367	4%

	Nine Months Ended March 31, 2022
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings	% Change Versus Year Ago
Beauty	$11,279	3%	$3,213	2%	$2,582	3%
Grooming	4,979	4%	1,447	13%	1,183	11%
Health Care	8,314	10%	2,225	12%	1,715	10%
Fabric & Home Care	20,680	7%	4,284	(9)%	3,297	(9)%
Baby, Feminine & Family Care	14,915	5%	3,353	(12)%	2,576	(12)%
Corporate	505	N/A	(177)	N/A	382	N/A
Total Company	$60,672	6%	$14,345	2%	$11,735	3%

Beauty
Three months ended March 31, 2022 compared with three months ended March 31, 2021
Beauty net sales increased 2% to $3.4 billion on unit volume that was unchanged. Higher pricing increased net sales by 4%. Foreign exchange impacts decreased net sales by 2%. Excluding the impacts of the Farmacy Beauty, Ouai and TULA acquisitions, organic sales increased 3% on a 1% decrease in organic volume. Global market share of the Beauty segment increased 0.1 points.
•Hair Care net sales increased low single digits. Negative impacts of a low single digit volume decrease and unfavorable foreign exchange were more than fully offset by increased pricing and favorable mix, due to the growth of premium products and the acquisitions. Organic sales also increased low single digits. Volume decreased high single digits in IMEA (due to competitive activity and lower shipments following increased pricing), decreased mid-single digits in North America (due to supply shortages in stylers following a product recall in the prior period) and Greater China (due to pandemic-related lockdowns and market slowdown in traditional retailers where our shares are disproportionally higher, versus social commerce retailers) and decreased low single digits in Latin America (due to competitive activity). Global market share of the Hair Care category decreased more than a point.
•Skin and Personal Care net sales increased mid-single digits. Positive impacts of a mid-single digit volume increase and increased pricing were partially offset by unfavorable foreign exchange and unfavorable mix (due to a lower proportion of SK-II brand and Greater China, both of which have higher than category-average selling prices). Excluding the impacts of the acquisitions, organic sales increased low single digits. Volume increased high teens in Latin America (due to market growth) and increased double digits in North America (due to market growth versus the prior year period that was negatively impacted by the pandemic). This volume increase was partially offset by a mid-single digit decrease in Greater China (due to pandemic-related lockdowns and market slowdown in traditional retailers where our shares are disproportionally higher, versus social commerce retailers). Excluding the impacts of the acquisitions, volume in North America increased high single digits. Global market share of the Skin and Personal Care category increased more than half a point.
Net earnings increased 12% to $644 million due to the increase in net sales and a 160 basis-point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A as a percentage of net sales, partially offset by a decrease in gross margin. The gross margin reduction was driven by increased commodity and transportation costs, negative product mix caused by a lower proportion of sales of SK-II brand (which has higher than segment-average gross margins), partially offset by increased pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased as the positive scale benefits of the net sales increase and a decrease in media spending were partially offset by an increase in overhead costs.
Nine months ended March 31, 2022 compared with nine months ended March 31, 2021
Beauty net sales increased 3% to $11.3 billion on unit volume that was unchanged. Higher pricing increased net sales by 3%. Foreign exchange had a neutral impact to net sales. Excluding the impacts of the Farmacy Beauty, Ouai and TULA acquisitions, organic sales increased 3%. Global market share of the Beauty segment increased 0.1 points.
•Hair Care net sales increased low single digits. Negative impact of a low single digit decrease in volume was more than offset by increased pricing and favorable mix (due to a higher proportion of premium products, which have higher than category-average selling prices). Organic sales increased low single digits. Volume decreased mid-single digits in IMEA (due to competitive activity) and decreased low single digits in Greater China (due to retailer inventory reductions and market slowdown in traditional retailers where our shares are disproportionately higher, versus social commerce retailers) and in Latin America (following increased pricing and due to competitive activity). This was partially offset by a low single digit volume increase in Europe, due to market growth versus the prior year period negatively impacted by the pandemic. Excluding the impacts of the acquisitions, volume in North America decreased low single digits. Global market share of the Hair Care category decreased less than a point.
•Skin and Personal Care net sales increased mid-single digits. Positive impacts of a low single digit increase in volume, increased pricing and favorable foreign exchange were partially offset by negative category mix due to a lower proportion of SK-II brand (which has higher than category-average selling prices). Organic sales increased low single digits. Volume increased mid-teens in Latin America (due to market growth), increased mid-single digits in North America (due to innovation and market growth) and increased low single digits in Greater China (due to market growth). Excluding the impacts of the acquisitions, volume in North America increased low single digits. Global market share of the Skin and Personal Care category increased nearly half a point.
Net earnings increased 3% to $2.6 billion due to the increase in net sales, partially offset by a 10 basis-point decrease in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of sales. The gross margin reduction was driven by increased commodity and transportation costs and negative product mix caused by a lower proportion of sales of SK-II products (which have higher than segment-average gross margins), partially offset by increased pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased as the positive scale benefits of the net sales increase and a decrease in media spending were partially offset by an increase in overhead costs.
Grooming
Three months ended March 31, 2022 compared with three months ended March 31, 2021
Grooming net sales increased 3% to $1.5 billion on a 1% increase in unit volume. Higher pricing increased net sales by 6%. Favorable mix increased net sales by 1% due to disproportionate growth in developed markets, which have higher than segment-average selling prices. Unfavorable foreign exchange decreased net sales by 5%. Organic sales increased 8%. Global market share of the Grooming segment increased 1 point.
•Shave Care net sales increased mid-single digits. Positive impacts of a low single digit volume increase, increased pricing and favorable mix (due to growth in developed markets and the disproportionate growth of premium shave products, both of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased double digits. Volume increased mid-single digits in Europe (due to innovation and market growth versus the prior year period that was negatively impacted by the pandemic) and in Asia Pacific (due to market growth versus the prior year period that was negatively impacted by the pandemic) and increased low single digits in North America (due to innovation and retailer inventory increases to support new product launches) and IMEA (due to market growth). This was partially offset by a high single digit decrease in Greater China (due primarily to market slowdown in traditional retailers where our shares are disproportionally higher, versus social commerce retailers) and a low single digit decrease in Latin America (due to distribution coverage losses in certain markets). Global market share of the Shave Care category increased nearly half a point.
•Appliances net sales decreased high single digits as a high single digit decrease in volume and unfavorable foreign exchange impacts were partially offset by favorable mix (due to a higher proportion of premium shavers and stylers, which have higher than category-average selling prices). Organic sales decreased low single digits. Volume decreased approximately 20% in Europe (due to market contraction versus the prior year period that benefited from a pandemic-related consumption increase). This was partially offset by a high teens increase in Asia Pacific (due to innovation) and a mid-teens increase in North America (due to innovation and retailer inventory increases to support new product launches). Global market share of the Appliances category increased more than half a point.
Net earnings increased 13% to $290 million due to the increase in net sales and a 170 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a reduction in SG&A as a percentage of net sales, partially offset by a higher effective tax rate. The gross margin increase was driven by increased pricing and manufacturing cost savings, partially offset by negative mix caused by the launch and growth of premium-priced, profit-accretive products that have lower than segment-average gross margins. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Nine months ended March 31, 2022 compared with nine months ended March 31, 2021
Grooming net sales increased 4% to $5.0 billion on a 1% increase in unit volume. Higher pricing increased net sales by 4%. Favorable mix increased net sales by 1% due to growth in North America and the disproportionate growth of premium products, both of which have higher than segment-average selling prices. Unfavorable foreign exchange decreased net sales by 2%. Organic sales increased 6%. Global market share of the Grooming segment increased 1 point.
•Shave Care net sales increased mid-single digits. Positive impacts of a low single digit volume increase, increased pricing and positive mix (due primarily to the growth in North America and the disproportionate growth of premium shave products, both of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased high single digits. Volume increased high single digits in North America (due to innovation) and low single digits in Europe (due to innovation and market growth versus the prior year period that was negatively impacted by the pandemic). This was partially offset by a double-digit decline in Greater China (due to market slowdown in traditional retailers where our shares are disproportionally higher, versus social commerce retailers). Global market share of the Shave Care category increased nearly half a point.
•Appliances net sales decreased low single digits. Negative impacts of a mid-single digit decline in volume and unfavorable foreign exchange were partially offset by increased pricing and positive mix (due to a higher proportion of premium shavers and epilators, which have higher than category-average selling prices). Organic sales were unchanged. Volume declined high single digits in Europe, mid-single digits in North America and low single digits in Asia Pacific, all due to market contraction versus the prior year period that benefited from pandemic-related consumption increases. Global market share of the Appliances category increased more than half a point.

Net earnings increased 11% to $1.2 billion due to the increase in net sales and a 140 basis-point increase in net earnings margin. The net earnings margin increased due to an increase in gross margin and a reduction in SG&A as a percentage of net sales, partially offset by a higher effective tax rate. The gross margin increase was driven by increased pricing and manufacturing cost savings, partially offset by negative mix caused by the launch and growth of premium-priced, profit-accretive products that have lower than segment-average gross margins. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Health Care
Three months ended March 31, 2022 compared with three months ended March 31, 2021
Health Care net sales increased 13% to $2.7 billion on an 8% increase in unit volume. Favorable mix increased net sales by 5% due to the disproportionate growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices. Higher pricing increased net sales by 3%. Unfavorable foreign exchange decreased net sales by 3%. Organic sales increased 16%. Global market share of the Health Care segment decreased 0.5 points.
•Oral Care net sales increased low single digits. Positive impacts of a low single digit increase in volume, increased pricing and positive mix (due to a higher proportion of sales in developed markets and the disproportionate growth of premium paste and power brush products, all of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased high single digits. Volume increased more than 20% in Asia Pacific (due to distribution gains and market growth) and increased mid-single digits in North America (due to premium innovation) and Latin America (due to market growth). This volume increase was partially offset by a mid-teens decrease in Greater China (due to slowdown of the power brush market and pandemic-related lockdowns), a high single digit decrease in IMEA (due to competitive activity) and a low single digit decrease in Europe (following increased pricing in certain markets). Global market share of the Oral Care category increased nearly half a point.
•Personal Health Care net sales increased more than 20%. This was due primarily to a more than 20% increase in volume, increased pricing and positive mix (due to the disproportionate growth in North America and respiratory products, both of which have higher than category-average selling prices), partially offset by unfavorable foreign exchange impacts. Organic sales increased more than 30%. Volume increased in all regions led by a more than 30% increase in North America (due primarily to a stronger cough, cold and flu season in the current period, and innovation), a more than 20% increase in IMEA, a double digit increase in Latin America (both due to increased marketing and innovation) and a high single digit increase in Europe (due to a stronger cough, cold and flu season in the current period). Global market share of the Personal Health Care category increased slightly.
Net earnings increased 29% to $485 million due to the increase in net sales and a 220 basis-point increase in net earnings margin. Net earnings margin increased due primarily to a decrease in SG&A as a percentage of net sales, partially offset by a decrease in gross margin and a higher effective tax rate. The decrease in gross margin was driven by increased commodity and transportation costs and other cost increases associated with the global chip shortage, partially offset by increased pricing and positive mix caused by the disproportionate growth of respiratory products that have higher than segment-average gross margins. SG&A as a percentage of net sales decreased due primarily to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Nine months ended March 31, 2022 compared with nine months ended March 31, 2021
Health Care net sales increased 10% to $8.3 billion on a 5% increase in unit volume. Favorable mix increased net sales by 3% due to the disproportionate growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices. Pricing increased net sales by 2%. Foreign exchange had neutral impacts to net sales. Organic sales also increased 10%. Global market share of the Health Care segment decreased 0.1 points.
•Oral Care net sales increased low single digits on unit volume that was unchanged. Positive impacts from favorable mix (due to growth in North America and a higher proportion of premium tier products, both of which have higher than category-average selling prices) and increased pricing were partially offset by unfavorable foreign exchange. Organic sales increased mid-single digits. Volume increased double digits in Asia Pacific (due to distribution gains and market growth), increased mid-single digits in North America and increased low single digits in IMEA (both due to market growth and innovation). This volume increase was fully offset by a double digit decrease in Greater China (due to slowdown of the power brush market and pandemic-related lockdowns) and a mid-single digit decline in Europe (due primarily to supply constraints as a result of the global chip shortage). Global market share of the Oral Care category increased more than half a point.
•Personal Health Care net sales increased more than 20%. This was due primarily to a high-teens increase in volume, increased pricing and positive mix (due to the disproportionate growth in North America and respiratory products, both of which have higher than category-average selling prices), partially offset by unfavorable foreign exchange impacts. Organic sales increased more than 20% on a mid-teens increase in organic volume. Volume increased more than 20% in North America and increased double digits in Europe (both due primarily to a stronger cough, cold and flu season in the current period) and in IMEA (due to innovation, increased marketing and distribution gains). Global market share of the Personal Health Care category increased nearly half a point.
Net earnings increased 10% to $1.7 billion due primarily to the increase in net sales. Net earnings margin was unchanged as a decrease in gross margin and a higher effective tax rate were offset by a decrease in SG&A as a percentage of net sales. The decrease in gross margin was driven primarily by increased commodity and transportation costs and other cost increases associated with the global chip shortage, partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than Company-average tax rates.
Fabric & Home Care
Three months ended March 31, 2022 compared with three months ended March 31, 2021
Fabric & Home Care net sales increased 7% to $6.7 billion on a 4% increase in unit volume. Higher pricing increased net sales by 5%. Favorable mix increased net sales by 1% due to a higher proportion of sales in North America and the disproportionate growth of premium products, both of which have higher than segment-average selling prices. Unfavorable foreign exchange decreased net sales by 3%. Organic sales increased 10%. Global market share of the Fabric & Home Care segment increased 1.8 points.
•Fabric Care net sales increased double digits due primarily to a mid-single digit increase in volume, increased pricing and positive mix (due to a higher proportion of sales in North America and the disproportionate growth of fabric enhancers and premium forms, all of which have higher than category-average selling prices) partially offset by unfavorable foreign exchange impacts. Organic sales increased double digits. Volume increased double digits in Latin America (due to market growth), increased high single digits in North America (due to innovation) and increased low single digits in Europe (due to innovation and market growth versus the prior year period that was negatively impacted by the pandemic) and in Asia Pacific (due to innovation). Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased low single digits on unit volume that was unchanged due to increased pricing and positive mix (due to a higher proportion of sales in North America and premium products, all of which have higher than category-average selling prices), partially offset by unfavorable foreign exchange impacts. Organic sales increased mid-single digits. Volume increased high single digits in Latin America and increased low single digits in North America, both due to innovation. This increase was fully offset by a more than 20% decline in IMEA (due to lower shipments following increased pricing) and a low single digit decline in Europe (due to market contraction versus the prior year period that benefited from a pandemic-related consumption increase). Global market share of the Home Care category increased by nearly two points.
Net earnings decreased 6% to $1.0 billion as the increase in net sales was more than offset by a 190 basis-point reduction in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was driven by an increase in commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale benefits of the net sales increase and a reduction in marketing spend.
Nine months ended March 31, 2022 compared with nine months ended March 31, 2021
Fabric & Home Care net sales increased 7% to $20.7 billion on a 4% increase in unit volume. Higher pricing increased net sales by 3%. Unfavorable foreign exchange decreased net sales by 1%. Organic sales increased 8%. Global market share of the Fabric & Home Care segment increased 1.7 points.
•Fabric Care net sales increased high single digits. The positive impacts of a mid-single digit increase in volume, increased pricing and positive mix (due to the disproportionate growth in North America and growth of fabric enhancers and premium forms, all of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased double digits. Volume increased in all regions led by double digit increases in North America and Latin America, and low single digit increases in Europe and in Asia Pacific, all due to market growth and innovation. Global market share of the Fabric Care category increased more than a point.
•Home Care net sales increased low single digits on unit volume that was unchanged. Positive impact of increased pricing was partially offset by unfavorable foreign exchange impacts. Organic sales also increased low single digits. Volume increased low single digits in Europe due to innovation. This was fully offset by a more than 20% decline in IMEA (due to market contraction and competitive activity). Global market share of the Home Care category increased more than a point.

Net earnings decreased 9% to $3.3 billion as the increase in net sales was more than offset by a 280 basis-point reduction in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was primarily driven by an increase in commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales declined due primarily to the positive scale benefits of the net sales increase.
Baby, Feminine & Family Care
Three months ended March 31, 2022 compared with three months ended March 31, 2021
Baby, Feminine & Family Care net sales increased 7% to $4.9 billion on a 2% increase in unit volume. Higher pricing increased net sales by 5%. Favorable mix increased net sales by 2% due to the growth of premium products and the North America region, both of which have higher than segment-average selling prices. Unfavorable foreign exchange decreased net sales by 3%. Organic sales increased 10%. Global market share of the Baby, Feminine & Family Care segment increased 1 point.
•Baby Care net sales increased high single digits. Positive impacts of a low single digit increase in volume, increased pricing and positive mix (due to a higher proportion of sales in North America and the growth of premium pants and taped diaper products, all of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased double digits. Volume increased high single digits in Europe (due to market growth) and increased mid-single digits in North America (due to market growth and better on-shelf availability versus competitors). This was partially offset by a high teens decline in Greater China (due to competitive activity) and a low single digit decline in IMEA (due to market contraction). Global market share of the Baby Care category increased nearly a point.
•Feminine Care net sales increased high single digits. Positive impacts of a mid-single digit increase in volume, increased pricing and positive mix (due to a higher proportion of sales in North America and the growth of premium products including adult incontinence, both of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased double digits. Volume increased high single digits in Europe (due to market growth versus the prior year period that was negatively impacted by the pandemic), increased mid-single digits in North America (due to innovation and distribution gains) and increased low single digits in IMEA (due to market growth). Global market share of the Feminine Care category increased more than a point.
•Net sales in Family Care, which is predominantly a North American business, increased mid-single digits on a low single digit increase in volume (due to restocking of retailer inventories) and increased pricing (net of higher promotional spending versus the prior year period with low promotional activity due to the pandemic). Organic sales also increased mid-single digits. North America share of the Family Care category increased more than half a point.
Net earnings decreased 4% to $836 million as the increase in net sales was more than offset by a 200 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and transportation costs, and unfavorable mix caused by the growth of Family Care large count packs and club volume that have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale benefits of the net sales increase and reductions in both marketing and overhead costs.
Nine months ended March 31, 2022 compared with nine months ended March 31, 2021
Baby, Feminine & Family Care net sales increased 5% to $14.9 billion on a 2% increase in unit volume. Higher pricing increased net sales by 3%. Favorable mix increased net sales by 1% due to the disproportionate growth in North America and growth of premium tier products, both of which have higher than segment-average selling prices. Unfavorable foreign exchange decreased net sales by 1%. Organic sales increased 6%. Global market share of the Baby, Feminine & Family Care segment increased 0.9 points.
•Baby Care net sales increased high single digits. Positive impacts of a low single digit increase in volume, positive mix (due to the growth of premium pants and taped diaper products, both of which have higher than category-average selling prices) and increased pricing were partially offset by unfavorable foreign exchange. Organic sales increased high single digits. Volume increased high single digits in Latin America (due to innovation), increased mid-single digits in Europe (due to market growth) and increased low single digits in North America (due to market growth and better on-shelf availability versus competitors). This increase was partially offset by a mid-teens decline in Greater China, due to competitive activity. Global market share of the Baby Care category increased half a point.
•Feminine Care net sales increased high single digits due to a low single digit increase in volume, increased pricing, and favorable mix (due to the disproportionate growth in North America and the growth of premium adult incontinence, pads and tampons, all of which have higher than category-average selling prices). Organic sales increased double digits. Volume increased high single digits in North America (due to innovation, distribution gains and market growth) and low single digits in Europe (due to market growth versus the prior year period negatively impacted by the pandemic). This increase was partially offset by a low single digit decrease in IMEA (due to market contraction). Global market share of the Feminine Care category increased more than a point.
•Net sales in Family Care, which is predominantly a North American business, were unchanged. Positive impacts of a low single digit increase in volume and increased pricing were fully offset by unfavorable mix (caused by disproportionate growth of large count packs, which have lower than category-average selling prices). Organic sales also were unchanged. North America share of the Family Care category increased more than a point.
Net earnings decreased 12% to $2.6 billion as the increase in net sales was more than offset by a 330 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and transportation costs, and unfavorable mix caused by the growth of Family Care large count packs and club volume, both of which have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale benefits of the net sales increase and reductions in both marketing and overhead costs.
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
Corporate net sales improved by $95 million to $215 million for the quarter and improved by $189 million to $505 million for the fiscal year to date, both due to an increase in sales of incidental businesses managed at the corporate level. Corporate net earnings improved by $2 million to $143 million for the quarter. For the fiscal year to date period, Corporate net earnings improved by $616 million to $382 million, due primarily to the prior year period loss on the early debt extinguishment, net sales growth, current period tax benefits (primarily higher excess tax benefits of share-based compensation) and lower interest expense, partially offset by increased commodity costs tied to the aforementioned incidental businesses and higher foreign exchange transactional charges.

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $13.0 billion of cash from operating activities fiscal year to date, a decrease of $1.2 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $13.9 billion of operating cash flow. Working capital and other impacts used $865 million of cash in the period. Accounts receivable increased, using $916 million of cash, driven by sales growth across regions. Days sales outstanding increased by two days. Inventory increased, consuming $1.3 billion of cash driven by increased commodity costs and increased safety stock levels to strengthen supply chain sufficiency amidst business growth. Days on hand increased by three days. Accounts payable, accrued and other net operating assets and liabilities increased, generating $1.3 billion of cash, driven by an increase in trade payables in line with the increase in inventory and commodity costs and, to a lesser extent, the impact of extended payment terms with suppliers. This was partially offset by the payment of prior fiscal year-end incentive compensation and other salary-related accruals. Days payable outstanding decreased by two days.
Investing Activities
Investing activities used $3.7 billion of cash fiscal year to date driven by capital expenditures and acquisitions.
Financing Activities
Financing activities used $10.7 billion of net cash fiscal year to date. We used $8.8 billion for treasury stock purchases and $6.5 billion for dividends. We generated $2.7 billion from net debt increases and $1.8 billion from the exercise of stock options and other impacts.
As of March 31, 2022, our current liabilities exceeded current assets by $11.0 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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

Organic sales growth:

Three Months Ended March 31, 2022	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	2%	2%	(1)%	3%
Grooming	3%	5%	—%	8%
Health Care	13%	3%	—%	16%
Fabric & Home Care	7%	3%	—%	10%
Baby, Feminine & Family Care	7%	3%	—%	10%
Total Company	7%	3%	—%	10%
(1)Acquisitions & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Nine Months Ended March 31, 2022	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	3%	—%	—%	3%
Grooming	4%	2%	—%	6%
Health Care	10%	—%	—%	10%
Fabric & Home Care	7%	1%	—%	8%
Baby, Feminine & Family Care	5%	1%	—%	6%
Total Company	6%	1%	—%	7%
(1)Acquisitions & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Nine Months Ended March 31, 2022
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$13,010	$(2,464)	$225	$10,771

Adjusted free cash flow productivity (dollar amounts in millions):

Nine Months Ended March 31, 2022
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$10,771	$11,735	92%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
	AS REPORTED (GAAP)	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	11,690	11,400	427	11,827

DILUTED NET EARNINGS PER COMMON SHARE (1)	$4.59	$4.37	$0.16	$4.53
(1) Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) MEASURES VERSUS PRIOR YEAR NON-GAAP (CORE) MEASURES
CORE NET EARNINGS ATTRIBUTABLE TO P&G	(1)%
CORE EPS	1%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the year ended June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2022 - 1/31/2022	5,597,022	$160.80	5,597,022	(3)
2/01/2022 - 2/28/2022	—	—	—	(3)
3/01/2022 - 3/31/2022	2,323,360	$150.64	2,323,360	(3)
Total	7,920,382	$157.82	7,920,382
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
(3)On April 20, 2022, the Company stated that in fiscal year 2022 the Company expects to reduce outstanding shares through direct share repurchases at a value of approximately $10 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of long-term and short-term debt.

Item 6.	Exhibits

3-1	Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016).

3-2	Regulations (as approved by the Board of Directors on April 8, 2016, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Form 10-K for the year ended June 30, 2016).

4-1	Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015).

10-1	Summary of the Company’s Short Term Achievement Reward Program* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

April 20, 2022	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
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

10-1	Summary of the Company’s Short Term Achievement Reward Program +

31.1	Rule 13a-14(a)/Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.