Form 10-K
period 2022-06-30
PROCTER & GAMBLE Co
filed 2022-08-05
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 TRUE
For the Fiscal Year Ended June 30, 2022
OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 False
For the transition period from                     to
Commission File No. 1-434

Cincinnati	THE PROCTER & GAMBLE COMPANY	OH
One Procter & Gamble Plaza	One Procter & Gamble Plaza, Cincinnati, Ohio 45202	45202
513	Telephone (513) 983-1100	983-1100
	IRS Employer Identification No. 31-0411980	31-0411980
	State of Incorporation: Ohio	OH
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	New York Stock Exchange
2.000% Notes due 2022	PG22B	New York Stock Exchange
1.125% Notes due 2023	PG23A	New York Stock Exchange
0.500% Notes due 2024	PG24A	New York Stock Exchange
0.625% Notes due 2024	PG24B	New York Stock Exchange
1.375% Notes due 2025	PG25	New York Stock Exchange
0.110% Notes due 2026	PG26D	New York Stock Exchange
4.875% EUR Notes due May 2027	PG27A	New York Stock Exchange
1.200% Notes due 2028	PG28	New York Stock Exchange
1.250% Notes due 2029	PG29B	New York Stock Exchange
1.800% Notes due 2029	PG29A	New York Stock Exchange
6.250% GBP Notes due January 2030	PG30	New York Stock Exchange
0.350% Notes due 2030	PG30C	New York Stock Exchange
0.230% Notes due 2031	PG31A	New York Stock Exchange
5.250% GBP Notes due January 2033	PG33	New York Stock Exchange
1.875% Notes due 2038	PG38	New York Stock Exchange
0.900% Notes due 2041	PG41	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ False
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☑ No ☐ TRUE
The aggregate market value of the voting stock held by non-affiliates amounted to $392 billion on December 31, 2021.
There were 2,389,553,883 shares of Common Stock outstanding as of July 31, 2022.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2022 (2022 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 1
PART I

Item 1. Business.
The Procter & Gamble Company (the Company) is focused on providing branded products of superior quality and value to improve the lives of the world's consumers, now and for generations to come. The Company was incorporated in Ohio in 1905, having first been established as a New Jersey corporation in 1890, and was built from a business founded in Cincinnati in 1837 by William Procter and James Gamble. Today, our products are sold in approximately 180 countries and territories.
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
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: www.sec.gov. Reports can also be accessed through links from our website at: www.pginvestor.com. P&G includes the website link solely as a textual reference. The information contained on our website is not incorporated by reference into this report.
Copies of these reports are also available, without charge, by contacting EQ Shareowner Services, 1100 Centre Pointe Curve, Suite 101, Mendota, MN 55120-4100.
Financial Information about Segments
Information about our reportable segments can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Narrative Description of Business
Business Model. Our business model relies on the continued growth and success of existing brands and products, as well as the creation of new innovative products and brands. The markets and industry segments in which we offer our products are highly competitive. Our products are sold in approximately 180 countries and territories through numerous channels as well as direct-to-consumer. Our growth strategy is to deliver meaningful and noticeable superiority across five key vectors of our consumer proposition - product performance, packaging, brand communication, retail execution and consumer and customer value. We use our research and development (R&D) and consumer insights to provide superior products and packaging. We utilize our marketing and online presence to deliver superior brand messaging to our consumers. We work collaboratively with our customers to deliver superior retail execution, both in-store and online. In conjunction with the above vectors, we provide superior value to consumers and our retail customers in each price tier in which we compete. Productivity improvement is also critical to delivering our objectives of balanced top and bottom-line growth and value creation.
Key Product Categories. Information on key product categories can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 15% of our total sales in 2022, 2021 and 2020. No other customer represents more than 10% of our total sales. Our top ten customers accounted for approximately 39% of our total sales in 2022, 39% in 2021 and 38% in 2020.
Sources and Availability of Materials. Almost all of the raw and packaging materials used by the Company are purchased from third parties, some of whom are single-source suppliers. We produce certain raw materials, primarily chemicals, for further use in the manufacturing process. In addition, fuel, natural gas and derivative products are important commodities consumed in our manufacturing processes and in the transportation of input materials and finished products. The prices we pay for materials and other commodities are subject to fluctuation. When prices for these items change, we may or may not pass the change to our customers. The Company purchases a substantial variety of other raw and packaging materials, none of which are material to our business taken as a whole.
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

2 The Procter & Gamble Company
and trial of our brands and products in conjunction with our sales force. We believe this combination provides the most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important differentiating factors.
Government Regulation. Our Company is subject to a wide variety of laws and regulations across the countries in which we do business. In the United States, many of our products and manufacturing operations are subject to one or more federal or state regulatory agencies, including the U.S. Food and Drug Administration (FDA), the Environmental Protection Agency (EPA), the Occupational Safety and Health Administration (OSHA), the Federal Trade Commission (FTC) and the Consumer Product Safety Commission (CPSC). We are also subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act, and antitrust and competition laws and regulations that govern our dealings with suppliers, customers, competitors and government officials.
In addition, many foreign jurisdictions in which we do business have regulations and regulatory bodies that govern similar aspects of our operations and products, in some cases to an even more significant degree. We are also subject to expanding laws and regulations related to environmental protection and other sustainability-related matters, non-financial reporting and diligence, labor and employment, trade, taxation and data privacy and protection, including the European Union’s General Data Protection Regulation (GDPR) and similar regulations in states within the United States and in countries around the world. For additional information on the potential impacts of global legal and regulatory requirements on our business, see “Item 1A. Risk Factors” herein.
The Company has in place compliance programs and internal and external experts to help guide our business in complying with these and other existing laws and regulations that apply to us around the globe; and we have made, and plan to continue making, necessary expenditures for compliance with these laws and regulations. We also expect that our many suppliers, consultants and other third parties working on our behalf share our commitment to compliance, and we have policies and procedures in place to manage these relationships, though they inherently involve a lesser degree of control over operations and governance. We do not expect that the Company’s expenditures for compliance with current government regulations, including current environmental regulations, will have a material effect on our total capital expenditures, earnings or competitive position in fiscal year 2023 as compared to prior periods.
Human Capital. Our employees are a key source of competitive advantage. Their actions, guided by our Purpose, Values and Principles (PVPs), are critical to the long-term success of our business. We aim to retain our talented employees by offering competitive compensation and benefits, strong career development and a respectful and inclusive culture that provides equal opportunity for all.
Our Board of Directors, through the Compensation and Leadership Development Committee (C&LD Committee), provides oversight of the Company’s policies and strategies relating to talent including diversity, equality and inclusion as well as the Company’s compensation principles and practices. The C&LD Committee also evaluates and approves the Company’s compensation plans, policies and programs applicable to our senior executives.
Employees
As of June 30, 2022, the Company had approximately 106,000 employees, an increase of five percent versus the prior year due primarily to business growth. The total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures. 49% of our employees are in manufacturing roles and 26% of our employees are located in the United States. 41% of our global employees are women. As of June 30, 2022, 28% of our U.S. employees identify as multicultural.
Training and Development
We focus on attracting, developing and retaining skilled and diverse talent, both from universities and the broader market. We recruit from among the best universities across markets in which we compete and are generally able to select from the top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. Given our develop-from-within model for staffing most of our senior leadership positions, it is particularly important for us to ensure holistic growth and full engagement of our employees.
Diversity, Equality and Inclusion
As a consumer products company, we believe that it is important for our workforce to reflect the diversity of our consumers worldwide. We also seek to foster an inclusive work environment where each individual can bring their authentic self, which helps drive innovation and enables us to better serve our consumers. We aspire to achieve equal gender representation globally and at key management and leadership levels. Within the U.S. workforce, our aspiration is to achieve 40% multicultural representation overall as well as at management and leadership levels.
Compensation and Benefits
Our compensation plans are based on the principles of paying for performance, paying competitively versus peer companies that we compete with for talent and in the marketplace and focusing on long-term success through a combination of short-term and long-term incentive programs. We also offer competitive benefit programs, including retirement plans and health insurance in line with local country practices with flexibility to accommodate the needs of a diverse workforce.
Sustainability. Environmental sustainability is a key focus area and integrated into P&G’s business strategies. The Company has declared its focus on developing irresistibly superior products and packages that are sustainable. The Company announced an ambition to reduce greenhouse gas emissions, purchase renewable electricity for our operations, reduce our use of virgin petroleum-based plastic in our packaging, increase the recyclability or reusability of our packaging and increase responsible sourcing of key forest-based commodities such as wood pulp and palm oil.

The Procter & Gamble Company 3
Additional detailed information on our sustainability efforts including our TCFD (Task Force on Climate-Related Financial Disclosures), SASB (Sustainability Accounting Standards Board) and CDP (Carbon Disclosure Project) reports can be found on our website at https://pginvestor.com/esg. References to our sustainability reports and website are for informational purposes only and neither the sustainability reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.
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
MACROECONOMIC CONDITIONS AND RELATED FINANCIAL RISKS
Our business is subject to numerous risks as a result of having significant operations and sales in international markets, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility.
We are a global company, with operations in approximately 70 countries and products sold in approximately 180 countries and territories around the world. We hold assets, incur liabilities, generate sales and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than fifty percent of our annual net sales. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Further, we have a significant amount of foreign currency debt and derivatives as part of our capital markets activities. The maturity cash outflows of these instruments could be adversely impacted by significant appreciation of foreign currency exchange rates (particularly the Euro), which could adversely impact our overall cash flows. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and the Consolidated Financial Statements and related Notes.
We also have businesses and maintain local currency cash balances in a number of countries with currency exchange, import authorization, pricing or other controls or restrictions, such as Nigeria, Turkey, Argentina and Egypt. Our results of operations, financial condition and cash flows could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
Additionally, our business, operations or employees have been and could continue to be adversely affected (including by the need to de-consolidate or even exit certain businesses in particular countries) by political volatility, labor market disruptions or other crises or vulnerabilities in individual countries or regions, including political instability or upheaval or acts of war (such as the Russia-Ukraine War) and the related government and other entity responses, broad economic instability or sovereign risk related to a default by or deterioration in the creditworthiness of local governments, particularly in emerging markets.
Uncertain economic or social conditions may adversely impact demand for our products or cause our customers and other business partners to suffer financial hardship, which could adversely impact our business.
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may in the future include: a slow-down, recession or inflationary pressures in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; significant social unrest; the deterioration of economic relations between countries or regions, including potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected.

4 The Procter & Gamble Company
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
A disruption in the credit markets or a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access capital and credit markets on terms commercially acceptable to us, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, we rely on top-tier banking partners in key markets around the world, who themselves face economic, societal, political and other risks, for access to credit and to facilitate collection, payment and supply chain finance programs. A disruption to one or more of these top-tier partners could impact our ability to draw on existing credit facilities or otherwise adversely affect our cash flows or the cash flows of our customers and vendors.
Changing political conditions could adversely impact our business and financial results.
Changes in the political conditions in markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. Results of elections, referendums, sanctions or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, new or increased tariffs, trade barriers and market contraction, could adversely affect the Company’s results of operations and cash flows.
The war between Russia and Ukraine has adversely impacted and could continue to adversely impact our business and financial results.
The war between Russia and Ukraine has negatively impacted, and the situation it generates may continue to negatively impact, our operations. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia. Future impacts to the Company are difficult to predict due to the high level of uncertainty as to how the overall situation will evolve. Within Ukraine, there is a possibility of physical damage and destruction of our two manufacturing facilities, our distribution centers or those of our customers. We may not be able to operate our manufacturing sites and source raw materials from our suppliers or ship finished products to our customers. Within Russia, we may reduce further or discontinue our operations due to sanctions and export controls and counter-sanctions, monetary, currency or payment controls, restrictions on access to financial institutions, supply and transportation challenges or other circumstances and considerations. Ultimately, these could result in loss of assets or impairments of our manufacturing plants and fixed assets or write-downs of other operating assets and working capital.
The war between Russia and Ukraine could also amplify or affect the other risk factors set forth in this Part I, Item 1A, including, but not limited to, foreign exchange volatility, disruptions to the financial and credit markets, energy supply and supply chain disruptions, increased risks of an information security or operational technology incident, cost fluctuations and commodity cost increases and increased costs to ensure compliance with global and local laws and regulations. The occurrence of any of these risks, combined with the increased impact from the war between Russia and Ukraine, could adversely impact our business and financial results.
More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation worsen, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, energy and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.

BUSINESS OPERATIONS RISKS
Our business results depend on our ability to manage disruptions in our global supply chain.
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes or controversies, loss or impairment of key manufacturing sites, discontinuity or disruptions in our internal information and data systems or those of our suppliers, inability to procure sufficient raw or input materials (including water, recycled materials and materials that meet our labor standards), significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks or other external factors over which we have no control, have at times interrupted and could, in the future, interrupt product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition, results of operations or cash flows.
Our businesses face cost fluctuations and pressures that could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities (including certain petroleum-derived materials like resins and paper-based

The Procter & Gamble Company 5
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
The consumer products industry is highly competitive. Across all of our categories, we compete against a wide variety of global and local competitors. As a result, we experience ongoing competitive pressures in the environments in which we operate, which may result in challenges in maintaining sales and profit margins. To address these challenges, we must be able to successfully respond to competitive factors and emerging retail trends, including pricing, promotional incentives, product delivery windows and trade terms. In addition, evolving sales channels and business models may affect customer and consumer preferences as well as market dynamics, which, for example, may be seen in the growing consumer preference for shopping online, ease of competitive entry into certain categories and growth in hard discounter channels. Failure to successfully respond to competitive factors and emerging retail trends and effectively compete in growing sales channels and business models, particularly e-commerce and mobile or social commerce applications, could negatively impact our results of operations or cash flows.
A significant change in customer relationships or in customer demand for our products could have a significant impact on our business.
We sell most of our products via retail customers, which include mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. Our success depends on our ability to successfully manage relationships with our retail trade customers, which includes our ability to offer trade terms that are mutually acceptable and are aligned with our pricing and profitability targets. Continued concentration among our retail customers could create significant cost and margin pressure on our business, and our business performance could suffer if we cannot reach agreement with a key customer on trade terms and principles. Our business could also be negatively impacted if a key customer were to significantly reduce the inventory level of or shelf space allocated to our products as a result of increased offerings of other branded manufacturers, private label brands and generic non-branded products or for other reasons, significantly tighten product delivery windows or experience a significant business disruption.
If the reputation of the Company or one or more of our brands erodes significantly, it could have a material impact on our financial results.
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success directly depends on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results of operations or cash flows could also be negatively impacted if the Company or one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients, negative perceptions of packaging (such as plastic and other petroleum- based materials), lack of recyclability or other environmental impacts, concerns about actual or alleged labor or equality and inclusion practices, privacy lapses or data breaches, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy, environmental or social impacts or similar matters, sentiments toward the Company or our products could be negatively impacted, and our results of operations or cash flows could suffer. Our Company also devotes time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving ethics and corporate responsibility, strong communities, equality and inclusion and environmental sustainability. While the Company has many programs and initiatives to further these goals, our ability to achieve these goals is impacted in part by the actions and efforts of third parties including local and other governmental authorities, suppliers, vendors and customers. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and results of operations or cash flows could be adversely impacted.
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

6 The Procter & Gamble Company
Company and these third parties could adversely impact our operations and financial results. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
A significant information security or operational technology incident, including a cybersecurity breach, or the failure of one or more key information or operations technology systems, networks, hardware, processes and/or associated sites owned or operated by the Company or one of its service providers could have a material adverse impact on our business or reputation.
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
•collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, including such data from persons covered by an expanding landscape of privacy and data regulations, such as citizens of the European Union who are covered by the General Data Protection Regulation (GDPR), residents of California covered by the California Consumer Privacy Act (CCPA), citizens of China covered by the Personal Information Protection Law (PIPL) and citizens of Brazil covered by the General Personal Data Protection Law (LGPD);
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
In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom or damage our reputation. In addition, such events could result in unauthorized disclosure of confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers and suppliers. Additionally, we could

The Procter & Gamble Company 7
be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions; and we could be subject to payment of fines or other penalties, legal claims by our suppliers, customers or employees and significant remediation costs.
Periodically, we also upgrade our IT/OT systems or adopt new technologies. If such a new system or technology does not function properly or otherwise exposes us to increased cybersecurity breaches and failures, it could affect our ability to order materials, make and ship orders and process payments in addition to other operational and information integrity and loss issues. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results of operations and cash flows.
We must successfully manage the demand, supply and operational challenges associated with the effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns.
Our business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as travel restrictions or recommendations or mandates from governmental authorities as a result of the COVID-19 virus, the threat of the virus or the emergence of any variants. These impacts include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading activity. If prolonged, such impacts can further increase the difficulty of business or operations planning and may adversely impact our results of operations and cash flows;
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
•Periods of disruption that limit the ability to access the financial markets or which increase the cost of liquidity; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale and support of our products, which could adversely impact our results of operations and cash flows.
Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. In the case of COVID-19, the emergence of variants may continue to occur across regions and countries where we operate, leading to varied government responses and the potential for decreased vaccine effectiveness, resulting in further volatility and disparity in our results and operations across geographies.
BUSINESS STRATEGY & ORGANIZATIONAL RISKS
Our ability to meet our growth targets depends on successful product, marketing and operations innovation and successful responses to competitive innovation, evolving digital marketing and selling platforms and changing consumer habits.
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others and to continue to deliver efficient and effective marketing across evolving media and mobile platforms with dynamic and increasingly more restrictive privacy requirements. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors, customers and vendors. Failure to continually innovate, improve and respond to competitive moves, platform evolution and changing consumer habits could compromise our competitive position and adversely impact our financial condition, results of operations or cash flows.
We must successfully manage ongoing acquisition, joint venture and divestiture activities.

8 The Procter & Gamble Company
As a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of acquisition, joint venture and divestiture activities. We must be able to successfully manage the impacts of these activities, while at the same time delivering against our business objectives. Specifically, our financial results have been, and in the future could be, adversely impacted by the dilutive impacts from the loss of earnings associated with divested brands or dissolution of joint ventures. Our results of operations and cash flows have been, and in the future could also be, impacted by acquisitions or joint venture activities, if: 1) changes in the cash flows or other market-based assumptions cause the value of acquired assets to fall below book value, or 2) we are not able to deliver the expected cost and growth synergies associated with such acquisitions and joint ventures, including as a result of integration and collaboration challenges, which could also result in an impairment of goodwill and intangible assets.
Our business results depend on our ability to successfully manage productivity improvements and ongoing organizational change, including attracting and retaining key talent as part of our overall succession planning.
Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments and employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. Additionally, successfully executing organizational change, management transitions at leadership levels of the Company and motivation and retention of key employees, is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include employee morale, our reputation, competition from other employers and availability of qualified individuals. Our success depends on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense as well as continuing the development and execution of robust leadership succession plans.
LEGAL & REGULATORY RISKS
We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation, packaging content or corporate responsibility after consumer purchase, marketing, antitrust and competition, privacy, data protection, environmental (including increasing focus on the climate, water and waste impacts of consumer packaged goods companies' operations and products), employment, healthcare, anti-bribery, anti-corruption, trade (including tariffs, sanctions and export controls), tax, accounting and financial reporting or other matters. In addition, increasing governmental and societal attention to environmental, social and governance (ESG) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for the Company, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax laws and regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Changes in the various tax laws can and do occur. For example, in December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the U.S. Tax Act). The changes included in the U.S. Tax Act were broad and complex. Under the current U.S. presidential administration, comprehensive federal income tax reform has been proposed, including an increase in the U.S. Federal corporate income tax rate, elimination of certain investment incentives and a more than doubling of U.S. residual taxation of non-U.S. earnings. While these proposals are controversial, likely to change during the legislative process and may prove difficult to enact as proposed in the current closely divided U.S. Congress, their impact could nonetheless be significant.
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting (BEPS) project is a project undertaken by the approximately

The Procter & Gamble Company 9
140 member countries of the expanded Organisation for Economic Co-operation and Development (OECD) Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and, as proposed, would likely impact a large portion of multinational businesses by potentially redefining jurisdictional taxation rights in market countries and establishing a global minimum tax. Recent pronouncements related to this project suggest an implementation of the proposed 15% global minimum tax in the near to mid-term. Continued negotiations on important details of this project are ongoing, and ultimate enactment and timing in the EU, US and other jurisdictions remains uncertain.
While it is too early to assess the overall impact of these potential changes, as these and other tax laws and related regulations are revised, enacted and implemented, our financial condition, results of operations and cash flows could be materially impacted.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 23 manufacturing sites located in 17 different states. In addition, we own and operate 81 manufacturing sites in 35 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 22 of these locations; Grooming products at 17; Health Care products at 20; Fabric & Home Care products at 38; and Baby, Feminine & Family Care products at 37. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore, China and Dubai. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.

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
Item 4. Mine Safety Disclosure.
Not applicable.

10 The Procter & Gamble Company

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 5, 2022, are:

Name	Position	Age	First Elected to Officer Position

Jon R. Moeller	Chairman of the Board, President and Chief Executive Officer	58	2009 (1)

Shailesh Jejurikar	Chief Operating Officer	55	2018 (2)

Andre Schulten	Chief Financial Officer	51	2021 (3)

Gary A. Coombe	Chief Executive Officer - Grooming	58	2014 (4)

Jennifer L. Davis	Chief Executive Officer - Health Care	51	2022 (5)

Ma. Fatima D. Francisco	Chief Executive Officer - Baby, Feminine and Family Care and Executive Sponsor for Gender Equality	54	2018 (6)

R. Alexandra Keith	Chief Executive Officer - Beauty and Executive Sponsor for Corporate Sustainability	54	2017 (7)

Sundar Raman	Chief Executive Officer - Fabric and Home Care	47	2021 (8)

Victor Aguilar	Chief Research, Development and Innovation Officer	55	2020 (9)

M. Tracey Grabowski	Chief Human Resources Officer	54	2018 (10)

Marc S. Pritchard	Chief Brand Officer	62	2008 ( )

Susan Street Whaley	Chief Legal Officer and Secretary	48	2022 (11)
All the Executive Officers named above have been employed by the Company for more than the past five years.
(1)Mr. Moeller previously served as President and Chief Executive Officer (2021 - 2022), Vice Chairman, Chief Operating Officer and Chief Financial Officer (2019 - 2021), Vice Chairman and Chief Financial Officer (2017 - 2019) and as Chief Financial Officer (2009 - 2017).
(2)Mr. Jejurikar previously served as Chief Executive Officer - Fabric and Home Care (2019 - 2021), President - Global Fabric, Home Care and P&G Professional (2018 - 2019), and President - Global Fabric Care and Brand-Building Officer Global Fabric & Home Care (2015 - 2018).
(3)Mr. Schulten previously served as Senior Vice President - Baby Care, North America (2018 - 2021) and Senior Vice President - Finance & Accounting, Global Baby, Feminine and Family Care (2014 - 2018).
(4)Mr. Coombe previously served as President - Europe Selling & Market Operations (2014 - 2018).
(5)Ms. Davis previously served as President - Feminine Care (2019 - 2022), President - Global Feminine Care (2018 - 2019), and Vice President - Feminine Care, North America and Brand Franchise Leader, Tampax (2016 - 2018).
(6)Ms. Francisco previously served as Chief Executive Officer - Baby and Feminine Care (2019 - 2021), President - Global Baby Care and Baby & Feminine Care Sector (2018 - 2019), and President - Global Feminine Care (2015 - 2018).
(7)Ms. Keith previously served as Chief Executive Officer - Beauty (2017 - 2022).
(8)Mr. Raman previously served as President–Home Care and P&G Professional (2020 - 2021), President - Fabric Care, North America and P&G Professional (2019 - 2020), and Vice President - Fabric Care, North America (2015 - 2019).
(9)Mr. Aguilar previously served as Senior Vice President - Research & Development, Corporate Function Research & Development (2020), Senior Vice President - Research & Development, Corporate Function Research & Development and Global Fabric Care (2019), and Senior Vice President - Research & Development Global Fabric Care; and Sector Leader, Research & Development Global Fabric and Home Care (2014 - 2019).
(10)Ms. Grabowski previously served as Senior Vice President - Human Resources, North America Selling and Market Operations (2015 - 2018).
(11)Ms. Whaley previously served as Senior Vice President and General Counsel - North America, Practice Groups and Sector Business Units (2019 - 2022), and Vice President and General Counsel - North America, Global Go-To-Market and Practice Groups, and Global Business Units (2016 - 2019).

The Procter & Gamble Company 11

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2022 - 4/30/2022	3,772,818	$159.03	3,772,818	(3)
5/1/2022 - 5/31/2022	—	—	—	(3)
6/1/2022 - 6/30/2022	5,319,017	140.93	4,620,153	(3)
Total	9,091,835	$148.44	8,392,971	(3)
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
(3)On April 20, 2022, the Company stated that in fiscal year 2022 the Company expected to reduce outstanding shares through direct share repurchases at a value of approximately $10 billion, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of debt. The total value of the shares purchased under the share repurchase plan was $10 billion. The share repurchase plan ended on June 30, 2022.
Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.
SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 132 consecutive years since its incorporation in 1890 and has increased its dividend for 66 consecutive years since 1956. Over the past ten years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability and cash flow expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

(in dollars; split-adjusted)	1956	1962	1972	1982	1992	2002	2012	2022
Dividends per share	$0.01	$0.02	$0.05	$0.13	$0.26	$0.76	$2.14	$3.52

12 The Procter & Gamble Company
Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. As of June 30, 2022, there were approximately 5 million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms.
Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2022, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2017, and that all dividends were reinvested.

COMPARISON OF FIVE-YEAR CUMULATIVE
TOTAL SHAREHOLDER RETURN
$200
$180
$160
$140
$120
$100
$80
2017
2018
2019
2020
2021
2022
P&G
S&P 500 Index
S&P 500 Consumer Staples Index

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2017	2018	2019	2020	2021	2022
P&G	$100	$93	$134	$150	$174	$189
S&P 500 Stock Index	100	114	126	136	191	171
S&P 500 Consumer Staples Index	100	96	112	116	143	152

Item 6. Intentionally Omitted.

The Procter & Gamble Company 13
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management's Discussion and Analysis,” “Risk Factors” and "Notes 4, 8 and 13 to the Consolidated Financial Statements." These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions, which are subject to risks and uncertainties that may cause results to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war (including the Russia-Ukraine War) or terrorism or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, privacy and data protection, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (17) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns (including COVID-19); (18) the ability to manage the uncertainties, sanctions and economic effects from the war between Russia and Ukraine; and (19) the ability to successfully achieve our ambition of reducing our greenhouse gas emissions and delivering progress towards our environmental sustainability priorities. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-K.
Purpose, Approach and Non-GAAP Measures
The purpose of Management's Discussion and Analysis (MD&A) is to provide an understanding of Procter & Gamble's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A is provided as a supplement to,

14 The Procter & Gamble Company
and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes. The MD&A is organized in the following sections:
•Overview
•Summary of 2022 Results
•Economic Conditions and Uncertainties
•Results of Operations
•Segment Results
•Cash Flow, Financial Condition and Liquidity
•Significant Accounting Policies and Estimates
•Other Information
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per share and operating cash flow. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), consisting of organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted net earnings per share from continuing operations excluding certain items that are not judged to be part of the Company's sustainable results or trends. Adjusted free cash flow is operating cash flow less capital spending and transitional tax payments related to the U.S. Tax Act. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding certain one-time items. We believe these measures provide our investors with additional information about our underlying results and trends as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures as well as reconciliations to the most directly comparable U.S. GAAP measures.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures quarter and fiscal year-to-date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate and explain drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions, divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales.

OVERVIEW
Procter & Gamble is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in approximately 180 countries and territories primarily through mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to individual consumers. We have on-the-ground operations in approximately 70 countries.
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
Sector Business Units
The Company's ten product categories are organized into five SBUs and five reportable segments (under U.S. GAAP): Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. The SBUs are responsible for global brand strategy, new product upgrades and innovation, marketing plans and supply chain. They have direct profit responsibility for markets representing the large majority of the Company's sales and earnings (referred to as Focus Markets) and are also responsible for innovation plans, supply plans and operating frameworks to drive growth and value creation in the remaining markets (referred to as Enterprise Markets). Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East and Africa (IMEA).

The Procter & Gamble Company 15
The following provides additional detail on our reportable segments and the ten product categories and brand composition within each segment.

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	18%	22%	Hair Care (Conditioner, Shampoo, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Skin and Personal Care (Antiperspirant and Deodorant, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II
Grooming	8%	10%	Grooming (2) (Shave Care - Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Shave Care; Appliances)	Braun, Gillette, Venus
Health Care	14%	14%	Oral Care (Toothbrushes, Toothpaste, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Pain Relief, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	35%	31%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	25%	23%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1) Percent of Net sales and Net earnings for the year ended June 30, 2022 (excluding results held in Corporate).
(2) The Grooming product category is comprised of the Shave Care and Appliances operating segments.

Organization Design:
Sector Business Units
Beauty: We are a global market leader amongst the beauty categories in which we compete, including hair care and skin and personal care. We are a global market leader in the retail hair care market with more than 20% global market share primarily behind our Pantene and Head & Shoulders brands. In skin and personal care, we offer a wide variety of products, ranging from deodorants to personal cleansing to skin care, such as our Olay brand, which is one of the top facial skin care brands in the world with approximately 6% global market share.
Grooming: We compete in shave care and appliances. In shave care, we are the global market leader in the blades and razors market. Our global blades and razors market share is more than 60%, primarily behind our Gillette and Venus brands. Our appliances, such as electric shavers and epilators, are sold primarily under the Braun brand in a number of markets around the world where we compete against both global and regional competitors. We hold over 25% of the male electric shavers market and over 65% of the female epilators market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market and we have the number two market share position with nearly 20% global market share behind our Crest and Oral-B brands. In personal health care, we are a global market leader among the categories in which we compete, including respiratory treatments, digestive wellness, vitamins and analgesics behind our Vicks, Metamucil, Pepto-Bismol and Neurobion brands.
Fabric & Home Care: This segment is comprised of a variety of fabric care products, including laundry detergents, additives and fabric enhancers; and home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position in the markets in which we compete and are the global market leader with over 35% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is nearly 25% across the categories in which we compete, primarily behind our Cascade, Dawn, Febreze and Swiffer brands.
Baby, Feminine & Family Care: In baby care, we are a global market leader and compete mainly in taped diapers, pants and baby wipes with more than 20% global market share. We have the number one or number two market share position in most of the key markets in which we compete, primarily behind Pampers, the Company's largest brand, with annual net sales of over $7 billion. We are a global market leader in the feminine care category with over 20% global market share, primarily behind our Always and Tampax brands. We also compete in the adult incontinence category in certain markets behind Always Discreet, with over 10% market share in the key markets in which we compete. Our family care business is predominantly a North American business comprised primarily of the Bounty paper towel and

16 The Procter & Gamble Company
Charmin toilet paper brands. North America market shares are over 40% for Bounty and over 25% for Charmin.
Enterprise Markets
Enterprise Markets are responsible for sales and profit delivery in specific countries, supported by SBU-agreed innovation and supply chain plans, along with scaled services like planning, distribution and customer management.
Corporate Functions
Corporate Functions provides company-level strategy and portfolio analysis, corporate accounting, treasury, tax, external relations, governance, human resources, information technology and legal services.
Global Business Services
Global Business Services provides scaled services in technology, process and data tools to enable the SBUs, the EMs and CF to better serve consumers and customers. The GBS organization is responsible for providing world-class services and solutions that drive value for P&G.
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
The Company competes in daily-use product categories where performance plays a significant role in the consumer's choice of brands, and therefore, play to P&G's strengths. Our focused portfolio of businesses consists of ten product categories where P&G has leading market positions, strong brands and consumer-meaningful product technologies.
Within these categories, our strategic choices are focused on delighting and winning with consumers.  Our consumers are at the center of everything we do.  We win with consumers by delivering irresistible superiority across five key vectors - product performance, packaging, brand communication, retail execution and value. Winning with consumers around the world and against our best competitors requires superior innovation.  Innovation has always been, and continues to be, P&G’s lifeblood.  Superior products delivered with superior execution drive market growth, value creation for retailers and build share growth for P&G.
Ongoing productivity improvement is crucial to delivering our balanced top- and bottom-line growth, cash generation and value creation objectives.  Productivity improvement enables investments to strengthen the superiority of our brands via product and packaging innovation, more efficient and effective supply chains, equity and awareness-building brand advertising and other programs and expansion of sales coverage and R&D programs. Productivity improvements also enable us to mitigate challenging cost environments (including periods of increasing commodity and negative foreign exchange impacts).  Our objective is to drive productivity improvements across all elements of the statement of earnings and balance sheet, including cost of goods sold, marketing and promotional spending, overhead costs and capital spending.
We act with agility and are constructively disrupting our highly competitive industry and the way we do business, including how we innovate, communicate and leverage new technologies, to create more value.
We are improving operational effectiveness and organizational culture through enhanced clarity of roles and responsibilities, accountability and incentive compensation programs.
Additionally, within these strategies of superiority, productivity, constructive disruption and organization, we have declared four focus areas to strengthen our performance going forward. These are 1) leveraging environmental sustainability as an additional driver of superior performing products and packaging innovations, 2) increasing digital acumen to drive consumer and customer preference, reduce cost and enable rapid and efficient decision making, 3) developing next-level supply chain capabilities to enable flexibility, agility, resilience and a new level of productivity adapting to a new reality and 4) delivering employee value equation for all gender identities, races, ethnicities, sexual orientations, ages and abilities for all roles to ensure we continue to attract, retain and develop the best talent.
We believe these strategies are right for the long-term health of the Company and our objective of delivering total shareholder return in the top one-third of our peer group.
The Company expects the delivery of the following long-term growth algorithm will result in total shareholder returns in the top third of the competitive, fast-moving consumer goods peer group:
•Organic sales growth above market growth rates in the categories and geographies in which we compete;
•Core earnings per share (EPS) growth of mid-to-high single digits; and
•Adjusted free cash flow productivity of 90% or greater.
During periods of significant macroeconomic pressures, we intend to maintain a disciplined approach to investing in our business, which may cause short-term results to deviate from the long-term growth algorithm.

The Procter & Gamble Company 17
SUMMARY OF 2022 RESULTS

Amounts in millions, except per share amounts	2022	2021	Change vs. Prior Year
Net sales	$80,187	$76,118	5%
Operating income	17,813	17,986	(1)%
Net earnings	14,793	14,352	3%
Net earnings attributable to Procter & Gamble	14,742	14,306	3%
Diluted net earnings per common share	5.81	5.50	6%
Core earnings per share	5.81	5.66	3%
Cash flow from operating activities	16,723	18,371	(9)%

•Net sales increased 5% to $80.2 billion on a 2% increase in unit volume. Unfavorable foreign exchange had a negative 2% impact on net sales. Net sales growth was driven by a high single digit increase in Health Care, mid-single digit increases in Fabric & Home Care and Baby, Feminine & Family Care and low single digit increases in Beauty and Grooming. Excluding the impact of acquisitions and divestitures and foreign exchange, Organic sales increased 7% on a 2% increase in organic volume. Organic sales increased double digits in Health Care, increased high single digits in Fabric & Home Care, increased mid-single digits in Baby, Feminine & Family Care and in Grooming and increased low single digits in Beauty.
•Operating income decreased $0.2 billion, or 1% versus year ago to $17.8 billion, as the increase in net sales was more than offset by a decrease in operating margin.
•Net earnings increased $0.4 billion or 3% versus year ago to $14.8 billion, due to a prior year loss on early debt extinguishment, lower taxes and interest expense in the current year. Foreign exchange impacts negatively affected net earnings by approximately $274 million.
•Net earnings attributable to Procter & Gamble were $14.7 billion, an increase of $0.4 billion or 3% versus the prior year primarily due to the increase in net earnings.
•Diluted net earnings per share (EPS) increased 6% to $5.81 due to the increase in net earnings, a reduction in shares outstanding and due to the prior year loss on early debt extinguishment. Net earnings per share increased 3% versus the prior year core net earnings per share due to the increase in net earnings and a reduction in shares outstanding.
•Cash flow from operating activities was $16.7 billion.
◦    Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $13.8 billion.
◦    Adjusted free cash flow productivity, which is the ratio of adjusted free cash flow to net earnings, was 93%.
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
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Global economic conditions continue to be volatile due to the COVID-19 pandemic, resulting in market size contractions in certain countries due to economic slowdowns and government restrictions on movement. Other macroeconomic factors also remain dynamic, and any causes of market size contraction, such as greater political unrest or instability in the Middle East, Central and Eastern Europe (including the ongoing Russia-Ukraine War), certain Latin American markets, the Hong Kong market in Greater China and the Korean peninsula could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs, other broader inflationary impacts and our own productivity efforts. We have significant exposures to certain commodities, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of these commodity input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations, including energy shortages, port congestions, labor constraints and freight container and truck shortages have impacted our costs and could do so in the future. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through

18 The Procter & Gamble Company
consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Net sales could also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including     supply chain optimization and general overhead and workforce optimization. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In the past three years, a number of foreign currencies have weakened versus the U.S. dollar, leading to lower sales and earnings from these foreign exchange impacts. Certain countries that recently had and are currently experiencing significant exchange rate fluctuations include Argentina, Turkey, Brazil and Russia. These fluctuations have significantly impacted our historical net sales, costs and net earnings and could do so in the future. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on the consumption of our products, which would negatively affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, or any significant change in global tax policy adopted under the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses, and if agreed and enacted by most countries, is likely to impact most large multinational businesses by both redefining jurisdictional taxation rights and broadly establishing a 15% minimum tax on their foreign operations. Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Nigeria, Turkey, Argentina and Egypt. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
COVID-19 Pandemic. Because we sell products that are essential to the daily lives of consumers, the pandemic has not had a materially negative impact to our consolidated net sales, net earnings and cash flows.
However, the continued evolution of the pandemic may result in economic recessions or a slowdown of economic growth in certain countries or regions. It could also lead to volatility in consumer access to our products (due to governmental actions or key material, transportation and labor shortages impacting our ability to produce and ship products) or could impact consumers’ movements and access to our products. There could also be reduced demand due to consumption decreases and consumer pantry destocking (particularly, in home cleaning, health and hygiene products) as economic activity resumes following slowdowns or relaxation of governmental restrictions. Net, the uncertainty in the timing and extent of demand volatility, the relaxation and reimplementation of movement restrictions, the timing and impact of potential consumer pantry destocking, the future economic trends due to a resurgence of positive cases and governmental actions in response to the pandemic may result in heightened volatility and negative impacts to net sales, net earnings and cash flows during and subsequent to the pandemic.
While we have been able to broadly maintain our operations, we experienced some disruption in our supply chain in certain markets due primarily to the restriction of employee movements, key material and labor shortages and transportation constraints. We intend to continue to work with our suppliers and government authorities to implement employee safety measures to minimize disruption to the manufacturing and distribution of our products. The continued evolution of the pandemic and uncertainty with regards to the disruptions caused either by resurgence of positive cases or governmental actions in response to the pandemic could result in an unforeseen disruption to our supply chain and impact our operations (for example, the closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials).
The pandemic has not had a material negative impact on the Company’s liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs and continue to maintain access to capital markets enabled by our strong short- and long-term credit ratings.
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations in both countries. Our Ukraine business includes two manufacturing sites. We have approximately 500 employees including both manufacturing and non-manufacturing personnel. Our operations in Ukraine accounted for less than 1% of consolidated net sales and net earnings in fiscal 2022. Additionally, net assets of our Ukraine subsidiary, along

The Procter & Gamble Company 19
with Ukraine related assets held by other subsidiaries, account for less than 1% of net assets as of June 30, 2022.
Our Russia business includes two manufacturing sites with a net book value of approximately $350 million as of June 30, 2022. We have approximately 2,400 employees, including both manufacturing and non-manufacturing personnel. In fiscal 2022, our operations in Russia accounted for less than 2% of consolidated net sales and less than 1% of net earnings. Additionally, net assets of our Russia subsidiaries, along with Russia related assets held by other subsidiaries, account for less than 2% of net assets as of June 30, 2022. Beginning in March 2022, the Company has reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia.
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
RESULTS OF OPERATIONS
The key metrics included in the discussion of our consolidated results of operations include net sales, gross margin, selling, general and administrative costs (SG&A), operating margin, other non-operating items, income taxes and net earnings. The primary factors driving year-over-year changes in net sales include overall market growth in the categories in which we compete, product initiatives, competitive activities (the level of initiatives, pricing and other activities by competitors), marketing spending, retail executions (both in-store and online) and acquisition and divestiture activity, all of which drive changes in our underlying unit volume, as well as our pricing actions (which can also impact volume), changes in product and geographic mix and foreign exchange impacts on sales outside the U.S.
For most of our categories, our cost of products sold and SG&A are variable in nature to some extent. Accordingly, our discussion of these operating costs focuses primarily on relative margins rather than the absolute year-over-year changes in total costs. The primary drivers of changes in gross margin are input costs (energy and other commodities), pricing impacts, geographic mix (for example, gross margins in North America are generally higher than the Company average for similar products), product mix (for example, the Beauty segment has higher gross margins than the Company average), foreign exchange rate fluctuations (in situations where certain input costs may be tied to a different functional currency than the underlying sales), the impacts of manufacturing savings projects and reinvestments (for example, product or package improvements) and, to a lesser extent, scale impacts (for costs that are fixed or less variable in nature). The primary components of SG&A are marketing-related costs and non-manufacturing overhead costs. Marketing-related costs are primarily variable in nature, although we may achieve some level of scale benefit over time due to overall growth and other marketing efficiencies. While overhead costs are variable to some extent, we generally experience more scale-related impacts for these costs due to our ability to leverage our organization and systems' infrastructures to support business growth. The main drivers of changes in SG&A as a percentage of net sales are overhead and marketing cost savings, reinvestments (for example, increased advertising), inflation, foreign exchange fluctuations and scale impacts.
For a detailed discussion of the fiscal 2021 year-over-year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 2021.
Net Sales
Net sales increased 5% to $80.2 billion in fiscal 2022 on a 2% increase in unit volume versus the prior year. Unfavorable foreign exchange decreased net sales by 2%. Favorable pricing had a 4% positive impact on net sales. Mix increased net sales by 1% due to positive geographic mix from the disproportionate growth of the North America region and positive category mix from the disproportionate growth of the Personal Health Care category, both of which have higher than Company-average selling prices. This was partially offset by the disproportionate growth of the Fabric Care business, which has lower than Company-average selling prices. Excluding the net impacts of foreign exchange and acquisitions and divestitures, organic sales grew 7% on a 2% increase in organic volume. Net sales increased high single digits in Health Care, increased mid-single digits in Fabric & Home Care and in Baby, Feminine & Family Care and increased low single digits in Beauty and Grooming.
On a regional basis, volume increased mid-single digits in North America and Latin America, increased low single digits in Asia Pacific and IMEA. Volume in Europe was unchanged and decreased mid-single digits in Greater China.

20 The Procter & Gamble Company

Operating Costs

Comparisons as a percentage of net sales; Years ended June 30	2022	2021	Basis Point Change
Gross margin	47.4%	51.2%	(380)
Selling, general and administrative expense	25.2%	27.6%	(240)
Operating margin	22.2%	23.6%	(140)
Earnings before income taxes	22.4%	23.1%	(70)
Net earnings	18.4%	18.9%	(50)
Net earnings attributable to Procter & Gamble	18.4%	18.8%	(40)

Gross margin decreased 380 basis points to 47.4% of net sales in fiscal 2022. The decrease in gross margin was due to:
•390 basis points of increased commodity costs,
•a 130 basis-point decline from unfavorable mix, due primarily to negative product mix resulting from the launch and growth of premium-priced products that are profit-accretive but have lower than Company-average gross margin, and
•40 basis points of net manufacturing cost increases, as 60 basis points of increased transportation costs and 20 basis points of product and packaging investments were partially offset by 40 basis points of productivity savings net of inflation and other cost increases.
These impacts were partially offset by a 180 basis-point increase due to higher pricing.
Total SG&A decreased 4% to $20.2 billion, due to decreased overhead costs, marketing spending and other operating costs. SG&A as a percentage of net sales decreased 240 basis points to 25.2% primarily due to the positive scale impacts of the net sales increase and, to a lesser extent, a decrease in overhead costs and marketing spending.
•Marketing spending as a percentage of net sales decreased 120 basis points due primarily to the positive scale impacts of the net sales increase and, to a lesser extent, due to increased media and production cost savings and decreased media spending.
•Overhead costs as a percentage of net sales decreased 110 basis points due to the positive scale impacts of the net sales increase and productivity savings.
•Other net operating expenses as a percentage of net sales decreased approximately 10 basis points due primarily to gains from the divestiture of a minor business and sale of real estate, partially offset by increased foreign exchange transactional charges.
Productivity-driven cost savings delivered 70 basis points of benefit to SG&A as a percentage of net sales.
Operating margin decreased 140 basis points to 22.2% due to the decrease in gross margin partially offset by the decrease in SG&A as a percentage of net sales as discussed above.

Non-Operating Items
•Interest expense was $439 million in fiscal 2022, a decrease of $63 million versus the prior year driven primarily by lower average interest rates on fixed rate debt.
•Interest income was $51 million in fiscal 2022, an increase of $6 million versus the prior year.
•Other non-operating income increased $484 million to $570 million, due primarily to a prior year loss on early-debt extinguishment and a current year increase in net non-operating benefits on post-retirement benefit plans, partially offset by unrealized gains on equity investments in the prior year and unrealized losses on equity investments in the current year.
Income Taxes
The effective tax rate decreased 70 basis points to 17.8% in 2022 due to:
•a 45 basis-point decrease from higher excess tax benefits of share-based compensation (a 200 basis-point benefit in the current year versus a 155 basis-point benefit in the prior year),
•a 30 basis-point decrease from discrete impacts related to uncertain tax positions (35 basis-point favorable impact in the current year versus a 5 basis-point favorable impact in the prior year), and
•a 15 basis-point decrease from higher current year deductions for foreign-derived intangible income versus prior year.
These decreases were partially offset by a 20 basis-point increase due to unfavorable geographic mix impacts of current year earnings.
Net Earnings
Operating income decreased 1% or $0.2 billion, to $17.8 billion as the increase in net sales was more than fully offset by the decrease in operating margin, both of which are discussed above.
Earnings before income taxes increased 2%, or $0.4 billion, to $18.0 billion, as the decrease in operating income was more than fully offset by a prior year loss on early-debt extinguishment and lower interest expense. Net earnings increased 3%, or $0.4 billion, to $14.8 billion due to the increase in earnings before income taxes and the decrease in the effective income tax rate discussed above. Foreign

The Procter & Gamble Company 21
exchange impacts reduced net earnings by approximately $274 million in fiscal 2022 due to a weakening of certain currencies against the U.S. dollar. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble increased $0.4 billion, or 3%, to $14.7 billion.
Diluted net EPS increased $0.31, or 6%, to $5.81 due primarily to the increase in net earnings and, to a lesser extent, a reduction in shares outstanding. Net earnings per share increased 3% versus the prior year core EPS due to the prior year loss on early debt extinguishment.

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

	Net Sales Change Drivers 2022 vs. 2021 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	—%	3%	(1)%	—%	2%
Grooming	—%	—%	(3)%	5%	—%	—%	2%
Health Care	4%	4%	(1)%	3%	3%	—%	9%
Fabric & Home Care	3%	3%	(2)%	5%	—%	—%	6%
Baby, Feminine & Family Care	1%	1%	(1)%	4%	1%	—%	5%
TOTAL COMPANY	2%	2%	(2)%	4%	1%	—%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

BEAUTY

($ millions)	2022	2021	Change vs. 2021
Volume	N/A	N/A	—%
Net sales	$14,740	$14,417	2%
Net earnings	$3,160	$3,210	(2)%
% of net sales	21.4%	22.3%	(90) bps
Beauty net sales increased 2% to $14.7 billion in fiscal 2022 on unit volume that was unchanged. Higher pricing increased net sales by 3%. Foreign exchange had no impact on net sales. Unfavorable mix decreased net sales by 1% due to the disproportionate decline of SK-II, which has higher than segment-average selling prices. Organic sales also increased 2%. Global market share of the Beauty segment increased 0.1 points.
•Hair Care net sales increased low single digits. A negative impact of a low single digit decrease in volume was more than offset by increased pricing and favorable mix (due to a higher proportion of premium products, which have higher than category-average selling prices). Organic sales also increased low single digits. Volume decreased mid-single digits in Greater China (due to pandemic-related lockdowns and market slowdown in traditional retailers where our shares are disproportionately higher versus social commerce) and IMEA (due to competitive activity) and decreased low single digits in Europe (as a result of portfolio reduction in Russia and higher pricing in certain markets) and Asia Pacific (due to competitive activity). This was offset by a low single digit volume increase in North America (due to acquisitions). Excluding the impacts of acquisitions, volume was unchanged in North America. Global market share of the hair care category decreased less than a point.
•Skin and Personal Care net sales increased low single digits. Positive impacts of a low single digit increase in volume and increased pricing were partially offset by negative category mix due to the decline of SK-II brand (which has higher than category-average selling prices). Organic sales increased low single digits. Volume increased mid-teens in Latin America (due to innovation) and increased mid-single digits in North America (due to innovation in personal care and acquisitions) and in Greater China (due to innovation and market growth). Global market share of the skin and personal care category increased half a point.
Net earnings decreased 2% to $3.2 billion in fiscal 2022 as the increase in net sales was more than offset by a 90 basis-point decrease in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of sales. The gross margin reduction was driven by increased commodity and transportation costs and negative product mix caused by the decline of SK-II (which has higher than

22 The Procter & Gamble Company
segment-average gross margins), partially offset by increased pricing. SG&A as a percentage of net sales decreased as the positive scale benefit of the net sales increase and increased cost savings in marketing spending were partially offset by an increase in overhead costs.
GROOMING

($ millions)	2022	2021	Change vs. 2021
Volume	N/A	N/A	—%
Net sales	$6,587	$6,440	2%
Net earnings	$1,490	$1,427	4%
% of net sales	22.6%	22.2%	40 bps
Grooming net sales increased 2% to $6.6 billion in fiscal 2022 on unit volume that was unchanged. Higher pricing increased net sales by 5%. Unfavorable foreign exchange decreased net sales by 3%. Mix had a neutral impact to net sales. Organic sales increased 5%. Global market share of the Grooming segment increased 1.2 points.
•Shave Care net sales increased mid-single digits. Positive impacts of a low single digit volume increase and increased pricing were partially offset by unfavorable foreign exchange. Organic sales increased high single digits. Volume increased low single digits in North America (due to innovation), Europe (due to innovation and market growth versus the prior year that was negatively impacted by the pandemic), IMEA (due to market growth) and Latin America (due to innovation). This was partially offset by a high teens decline in Greater China (due to pandemic-related shutdowns and market slowdown in traditional retailers where our shares are disproportionately higher versus social commerce retailers). Global market share of the shave care category increased nearly half a point.
•Appliances net sales decreased mid-single digits. Negative impacts of a high single digit decline in volume and unfavorable foreign exchange were partially offset by increased pricing (net of increased trade spending) and positive mix (due to a higher proportion of premium shavers and epilators, which have higher than category-average selling prices). Organic sales decreased low single digits. Volume declined double digits in Europe, mid-single digits in North America and low single digits in Asia Pacific, all due to market declines versus the prior year that benefited from pandemic-related consumption increases. Excluding the impact of a divestiture, volume declined high single digits in Europe. Global market share of the appliances category increased less than a point.
Net earnings increased 4% to $1.5 billion in fiscal 2022 due to the increase in net sales and a 40 basis-point increase in net earnings margin. The net earnings margin increased due to a reduction in SG&A as a percentage of net sales, partially offset by a decrease in gross margin and a higher effective tax rate. The gross margin decrease was driven by negative product mix (due to the launch and growth of premium-priced, profit-accretive products that have lower than segment-average gross margins) and increased commodity and transportation costs, partially offset by increased pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased due primarily to the positive scale impacts of the net sales increase. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than segment-average tax rates.
HEALTH CARE

($ millions)	2022	2021	Change vs. 2021
Volume	N/A	N/A	4%
Net sales	$10,824	$9,956	9%
Net earnings	$2,006	$1,851	8%
% of net sales	18.5%	18.6%	(10) bps
Health Care net sales increased 9% to $10.8 billion in fiscal 2022 on a 4% increase in unit volume. Unfavorable foreign exchange impacts decreased net sales by 1%. Favorable mix increased net sales by 3% due to the disproportionate growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices. Higher pricing increased net sales by 3%. Organic sales increased 10%. Global market share of the Health Care segment decreased 0.2 points.
•Oral Care net sales increased low single digits. A negative impact of a low single digit volume decrease and unfavorable foreign exchange were more than fully offset by the positive impacts from favorable mix (due to growth in North America and a higher proportion of premium tier products, both of which have higher than category-average selling prices) and increased pricing. Organic sales increased mid-single digits. Volume decreased low teens in Greater China (due to slowdown of the power brush market and pandemic-related lockdowns) and mid-single digits in Europe (as a result of supply constraints primarily due to the global chip shortage). This was partially offset by a double digit increase in Asia Pacific (due to distribution gains and market growth), a mid-single digit increase in IMEA (due to market growth and innovation) and low single digit increases in North America and Latin America (both due to market growth and innovation). Global market share of the oral care category increased half a point.
•Personal Health Care net sales increased high-teens. This was due primarily to a low teens increase in volume, increased pricing, increased trade spend efficiencies and positive mix (due to the disproportionate growth in North America and respiratory products, both of which have higher than category-average selling prices), partially offset by unfavorable foreign exchange impacts. Organic sales increased about 20%. Volume increased high teens in North America, increased high single digits in Europe (both due to stronger respiratory seasons and innovation) and increased mid-single digits in IMEA (due to innovation, increased marketing spending and distribution gains). Global market share of the personal health care category increased less than half a point.

The Procter & Gamble Company 23
Net earnings increased 8% to $2.0 billion in fiscal 2022 due primarily to the increase in net sales. Net earnings margin decreased slightly as a decrease in gross margin and a higher effective tax rate were mostly offset by a decrease in SG&A as a percentage of net sales. The decrease in gross margin was driven primarily by increased commodity and transportation costs and other cost increases associated with the global chip shortage, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and overhead productivity, partially offset by an increase in media spending. The higher effective tax rate was driven by disproportionate growth in North America, which has higher than segment-average tax rates.
FABRIC & HOME CARE

($ millions)	2022	2021	Change vs. 2021
Volume	N/A	N/A	3%
Net sales	$27,556	$26,014	6%
Net earnings	$4,386	$4,622	(5)%
% of net sales	15.9%	17.8%	(190) bps
Fabric & Home Care net sales increased 6% to $27.6 billion in fiscal 2022 on a 3% increase in unit volume. Unfavorable foreign exchange decreased net sales by 2%. Higher pricing increased net sales by 5%. Mix had a neutral impact to net sales. Organic sales increased 8%. Global market share of the Fabric & Home Care segment increased 1.5 points.
•Fabric Care net sales increased high single digits. The positive impacts of a mid-single digit increase in volume, increased pricing, increased trade spend efficiencies and positive mix (due to the disproportionate growth in North America and growth of fabric enhancers and premium forms, all of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased double digits. Volume increased high single digits in North America and increased low single digits in Asia Pacific, both due to market growth and innovation. Global market share of the fabric care category increased more than a point.
•Home Care net sales were unchanged. Negative impacts of a low single digit decrease in volume, increased trade spending and unfavorable foreign exchange were offset by increased pricing. Organic sales increased low single digits. Volume decreased 20% in IMEA (due to market contraction and competitive activity) and decreased low single digits in North America (due to market contraction versus a prior year that benefited from pandemic-related consumption increases). Global market share of the home care category increased more than a point.
Net earnings decreased 5% to $4.4 billion in fiscal 2022 as the increase in net sales was more than offset by a 190 basis-point reduction in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was primarily driven by an increase in commodity and transportation costs, and unfavorable mix caused by the growth of premium-priced, profit-accretive products that have lower than segment-average gross margins, partially offset by increased pricing. SG&A as a percentage of net sales declined due to the positive scale benefits of the net sales increase and a reduction in marketing spending.
BABY, FEMININE & FAMILY CARE

($ millions)	2022	2021	Change vs. 2021
Volume	N/A	N/A	1%
Net sales	$19,736	$18,850	5%
Net earnings	$3,266	$3,629	(10)%
% of net sales	16.5%	19.3%	(280) bps
Baby, Feminine & Family Care net sales increased 5% to $19.7 billion in fiscal 2022 on a 1% increase in unit volume. Higher pricing increased net sales by 4%. Favorable mix increased net sales by 1% due to the disproportionate growth in North America and growth of premium tier products, both of which have higher than segment-average selling prices. Unfavorable foreign exchange decreased net sales by 1%. Organic sales increased 6%. Global market share of the Baby, Feminine & Family Care segment increased 0.8 points.
•Baby Care net sales increased mid-single digits on unit volume that was unchanged. Positive impacts of increased pricing and favorable mix (due to a higher proportion of sales in North America and the growth of premium pants and taped diaper products, all of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased high single digits. Volume increased high single digits in Latin America (due to innovation) and increased low single digits in North America (due to market growth and better on-shelf availability versus competitors), Europe (due to market growth) and IMEA (due to market growth versus a prior year impacted by pandemic-related contraction). This increase was fully offset by a mid-teens decline in Greater China (due to competitive activity) and a mid-single digit decline in Asia Pacific (due to market decline). Global market share of the baby care category increased nearly half a point.
•Feminine Care net sales increased high single digits. Positive impacts of a low single digit increase in volume, increased pricing and positive mix (due to a higher proportion of sales in North America and the growth of premium products, including adult incontinence, both of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Organic sales increased double digits. The volume increase was driven by a high single digit increase in North America (due to innovation, distribution gains and market growth) partially offset by a low single digit decrease in IMEA (due to market decline). Market share of the feminine care category increased more than a point.

24 The Procter & Gamble Company
•Net sales in Family Care, which is predominantly a North American business, increased low single digits. Positive impacts of a low single digit increase in volume (due to increased promotional activity and innovation) and increased pricing were partially offset by increased promotional spending (versus the prior year with low promotional activity due to the pandemic) and unfavorable mix (due to disproportionate growth in the club channel, which have lower than category-average selling prices). Organic sales also increased low single digits. North America's share of the family care category increased nearly a point.
Net earnings in fiscal 2022 decreased 10% to $3.3 billion as the increase in net sales was more than offset by a 280 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and transportation costs partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale benefits of the net sales increase and reductions in both marketing and overhead costs.
CORPORATE

($ millions)	2022	2021	Change vs. 2021
Net sales	$744	$441	69%
Net earnings/(loss)	$485	$(387)	N/A
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include but are not limited to incidental businesses managed at the corporate level, gains and losses related to certain divested brands or businesses, impacts from various financing and investing activities and other impacts related to employee benefits, asset impairments and restructuring activities including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used within the reportable segments to U.S. GAAP. The most notable ongoing reconciling item is income taxes, which adjusts the blended statutory rates that are reflected in the reportable segments to the overall Company effective tax rate.
Corporate net sales increased 69% to $744 million in fiscal 2022 due to an increase in the net sales of the incidental businesses managed at the corporate level. Corporate net earnings improved by $872 million to $485 million in fiscal 2022 due primarily to the prior year loss on the early debt extinguishment, a current year gain on the divestiture of a minor business, net sales growth, current year tax benefits (primarily higher excess tax benefits of share-based compensation) and lower restructuring charges, partially offset by increased commodity costs tied to the aforementioned incidental businesses.
Restructuring Program to Deliver Productivity and Cost Savings
The Company has historically had an ongoing restructuring program with annual spending in the range of $250 to $500 million. Savings generated from the Company's restructuring program are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. In fiscal 2022, the Company incurred before tax restructuring costs within the range of our historical annual ongoing level of $250 to $500 million.
Restructuring accruals of $147 million as of June 30, 2022, are classified as current liabilities. Approximately 65% of the restructuring charges incurred in fiscal 2022 either have been or will be settled with cash. Consistent with our historical policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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
Cash Flow Analysis

($ millions)	2022	2021
Net cash provided by operating activities	$16,723	$18,371
Net cash provided/(used) by investing activities	(4,424)	(2,834)
Net cash used in financing activities	(14,876)	(21,531)
Adjusted Free Cash Flow	13,792	15,809
Adjusted Free Cash Flow Productivity	93%	107%
Operating Cash Flow
Operating cash flow was $16.7 billion in 2022, a 9% decrease versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes and gain on sale of assets) generated approximately $17.6 billion of operating cash flow. Working capital and other impacts used $918 million of operating cash flow as summarized below.
•An increase in accounts receivable used $694 million of cash primarily due to sales growth. The number of days

The Procter & Gamble Company 25
sales outstanding increased approximately 1 day versus prior year.
•Higher inventory used $1.2 billion of cash, due to business growth and increased safety stock levels to strengthen supply chain sufficiency amidst business growth and commodity cost increases. Inventory days on hand increased approximately 1 day primarily due to these same factors.
•Accounts payable, accrued and other liabilities generated $1.4 billion of cash. Accounts payable increased in line with the increase in inventory and, to a lesser extent, the impact of extended payment terms with suppliers (see Extended Payment Terms and Supply Chain Financing below); partially offset by lower marketing spending. Days payable outstanding increased approximately 1 day versus prior year due to these same factors.
•Other net operating assets and liabilities used $406 million of cash primarily driven by the current portion of transitional tax payments due related to the U.S. Tax Act and pension related contributions, partially offset by other impacts.
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
Adjusted free cash flow was $13.8 billion in 2022, a decrease of 13% versus the prior year. The decrease was primarily driven by the decrease in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings was 93% in 2022.
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
The terms of the Company’s payment obligation are not impacted by a supplier’s participation in the SCF. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers or related input costs that are included in the SCF. In addition, the SCF is available to both material suppliers, where the underlying costs are largely included in Cost of goods sold, and to service suppliers, where the underlying costs are largely included in SG&A. As of June 30, 2022, approximately 3% of our global suppliers have elected to participate in the SCF. Payments to those suppliers during fiscal year 2022 total approximately $15 billion, which equals approximately 25% of our total Cost of goods sold and SG&A for the year. For participating suppliers, we believe substantially all of their receivables with the Company are sold to the SCF Banks. Accordingly, we would expect that at each balance sheet date, a similar proportion of amounts originally due to suppliers would instead be payable to SCF Banks. All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of June 30, 2022 and 2021, the amount due to suppliers participating in the SCF and included in Accounts payable were approximately $6 billion and $5 billion, respectively.
Although difficult to project due to market and other dynamics, we anticipate incremental cash flow benefits from the extended payment terms with suppliers could increase at a slower rate in fiscal 2023. Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or the Company’s credit-worthiness relative to participating suppliers, could impact suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.
Investing Cash Flow
Net investing activities used $4.4 billion of cash in 2022, primarily due to capital spending and acquisitions. Net investing activities used $2.8 billion in cash in 2021, mainly due to capital spending.
Capital Spending. Capital expenditures, primarily to support capacity expansion, innovation and cost efficiencies, were $3.2 billion in 2022 and $2.8 billion in 2021. Capital spending as a percentage of net sales increased 20 basis points to 3.9% in 2022.

26 The Procter & Gamble Company
Acquisitions. Acquisition activity used cash of $1.4 billion in 2022, primarily related to Beauty acquisitions of Farmacy Beauty, Ouai and TULA. Acquisition activity used $34 million in 2021, primarily related to a minor Health Care acquisition.
Proceeds from Divestitures and Other Asset Sales. Proceeds from asset sales were $110 million in 2022 and $42 million in 2021, primarily from fixed asset sales and minor brand divestitures.
Investment Securities. Investments provided net cash of $3 million in 2022 primarily from the sale of other investments and used cash of $55 million in 2021 primarily from the purchase of investment securities.
Financing Cash Flow
Net financing activities consumed $14.9 billion of cash in 2022, mainly due to treasury stock purchases and dividends to shareholders, partially offset by a net debt increase and the impact of proceeds received from stock option exercises. Net financing activities consumed $21.5 billion in cash in 2021, mainly due to treasury stock purchases, dividends to shareholders and a net debt reduction, partially offset by the impact of stock options.
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 9% to $3.5227 per share in 2022. Total dividend payments to common and preferred shareholders were $8.8 billion in 2022 and $8.3 billion in 2021. In April 2022, the Board of Directors declared a 5% increase in our quarterly dividend from $0.8698 to $0.9133 per share on Common Stock and Series A and B Employee Stock Ownership Plan (ESOP) Convertible Class A Preferred Stock. This is the 66th consecutive year that our dividend has increased. We have paid a dividend for 132 consecutive years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $31.5 billion as of June 30, 2022, and $32.0 billion as of June 30, 2021. We generated $1.9 billion from net debt increases, primarily due to issuance of bonds. In 2021, we used $3.9 billion for net debt reductions, including $512 million for early debt extinguishment costs related to the early retirement of $2.3 billion of debt.
Treasury Purchases. Total share repurchases were $10.0 billion in 2022 and $11.0 billion in 2021.
Impact of Stock Options and Other. The exercise of stock options and other financing activities generated $2.0 billion and $1.6 billion of cash in 2022 and 2021, respectively.

Liquidity
At June 30, 2022, our current liabilities exceeded current assets by $11.4 billion, largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2022, the Company had $5.8 billion of cash and cash equivalents related to foreign subsidiaries, primarily in various Western European and Asian countries. We did not have material cash and cash equivalents related to any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
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
On June 30, 2022, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2026 and November 2022, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt, see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

The Procter & Gamble Company 27
Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2022.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$31,925	$8,656	$4,190	$6,508	$12,571
Leases	885	206	314	156	209
U.S. Tax Act transitional charge (1)	1,886	225	983	678	—
OTHER
Interest payments relating to long-term debt	4,813	568	988	868	2,389
Minimum pension funding (2)	493	160	333	—	—
Purchase obligations (3)	2,785	1,082	826	452	425
TOTAL CONTRACTUAL COMMITMENTS	$42,787	$10,897	$7,634	$8,662	$15,594
(1)Represents the U.S. federal tax liability associated with the repatriation provisions of the U.S. Tax Act.
(2)    Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2025 are not currently determinable.
(3)    Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent minimum commitments with suppliers and are in line with expected usage. This includes service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.

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
Revenue Recognition
Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer, which can be on the date of shipment or the date of receipt by the customer. Trade promotions, consisting primarily of customer pricing allowances, in-store merchandising funds, advertising and other promotional activities and consumer coupons, are offered through various programs to customers and consumers.  Sales are recorded net of trade promotion spending, which is recognized as incurred at the time of the sale.  Amounts accrued for trade promotions at the end of a period require estimation, based on contractual terms, sales volumes and historical utilization and redemption rates.  The actual amounts paid may be different from such estimates.  These differences, which have historically not been significant, are recognized as a change in management estimate in a subsequent period.
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
We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority. These interpretational differences with the respective

28 The Procter & Gamble Company
governmental taxing authorities can be impacted by the local economic and fiscal environment.
A core operating principle is that our tax structure is based on our business operating model, such that profits are earned in line with the business substance and functions of the various legal entities in the jurisdictions where those functions are performed. However, because of the complexity of transfer pricing concepts, we may have income tax uncertainty related to the determination of intercompany transfer prices for our various cross-border transactions. We have obtained and continue to prioritize the strategy of seeking advance rulings with tax authorities to reduce this uncertainty. We estimate that our current portfolio of advance rulings reduces this uncertainty with respect to over 70% of our global earnings. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties considering changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have several audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.
Because there are several estimates and assumptions inherent in calculating the various components of our tax provision, certain future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate. See Note 5 to the Consolidated Financial Statements for additional details on the Company's income taxes.
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
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPRB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2022, the average return on assets assumptions for pension plan assets and OPRB assets was 5.5% and 8.4%, respectively. A change in the rate of return of 100 basis points for both pension and OPRB assets would impact annual after-tax benefit/expense by approximately $125 million.
Since pension and OPRB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPRB plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 3.7% represents a weighted average of local rates in countries where such plans exist. A 100 basis point change in the discount rate would impact annual after-tax benefit expense by approximately $135 million. The average discount rate on the OPRB plan of 5.0% reflects the higher interest rates generally applicable in the U.S., which is where most of the plan participants receive benefits. A 100 basis point change in the discount rate would impact annual after-tax OPRB expense by approximately $10 million. See Note 8 to the Consolidated Financial Statements for additional details on our defined benefit pension and OPRB plans.
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
Indefinite-lived intangible assets and goodwill are not amortized, but are tested at least annually for impairment. Our ongoing annual impairment testing for goodwill and indefinite-lived intangible assets occurs during the 3 months ended December 31. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of

The Procter & Gamble Company 29
capital, are consistent with internal projections and operating plans. We believe these estimates and assumptions are reasonable and comparable to those that would be used by other marketplace participants. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. For example, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. In addition, changes to or a failure to achieve business plans or deterioration of macroeconomic conditions could result in reduced cash flows or higher discount rates, leading to a lower valuation that would trigger an impairment of the goodwill and intangible assets of these businesses.
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
Based on our annual impairment testing during the three months ended December 31, 2021, the Shave Care reporting unit's fair value exceeded its carrying value by more than 30% and the Gillette indefinite-lived intangible asset's fair value exceeded its carrying value by approximately 5%.
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
While management can and has implemented strategies to address these events in the past, changes in operating plans or adverse changes in the business or in the macroeconomic environment in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the Shave Care reporting unit's goodwill and indefinite-lived intangible assets.
The duration and severity of the pandemic and the Russia-Ukraine War could result in a slow-down or a recession or drive inflationary pressures or foreign currency devaluations in the general economy. These could trigger additional future impairment charges for the Shave Care reporting unit goodwill and the Gillette indefinite-lived intangible asset. While we have concluded that a triggering event did not occur during the quarter ended June 30, 2022, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Our assessment of the Gillette intangible asset assumes the net sales growth rates will continue to recover from the impact of the pandemic. There continues to be a high level of uncertainty relating to geopolitical and macroeconomic factors as a result of the Russia-Ukraine War and the COVID-19 pandemic. Accordingly, there

30 The Procter & Gamble Company
continues to be risk related to this key assumption. The continued evolution of the pandemic and the Russia-Ukraine War could impact the assumptions utilized in the determination of the estimated fair values of Shave Care reporting unit and the Gillette indefinite-lived intangible asset that are significant enough to trigger an impairment. Net sales and earnings growth rates could be negatively impacted by more prolonged reductions or changes in demand for our shave care products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship, changes in the use and frequency of grooming products or by shifts in demand away from one or more of our higher priced products to lower priced products or by disruption in the supply chain or operations due to the evolving Russia-Ukraine War. In addition, relative global and country/regional macroeconomic factors including the Russia-Ukraine War could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. Finally, the discount rate utilized in our valuation model could be impacted by changes in the underlying interest rates and risk premiums included in the determination of the cost of capital. As of June 30, 2022, the carrying values of the Shave Care goodwill and the Gillette indefinite-lived intangible asset were $12.3 billion and $14.1 billion, respectively.
We performed a sensitivity analysis for the Shave Care reporting unit and the Gillette indefinite-lived intangible asset during our annual impairment testing, utilizing reasonably possible changes in the assumptions for the shorter-term and residual growth rates, the discount rate and the royalty rate to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis point increase in the discount rate, a 25 basis point decrease in our shorter-term and residual growth rates, or a 50 basis point decrease in our royalty rate, some of which would result in an impairment of the Gillette indefinite-lived intangible asset.

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
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2022.
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
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2022. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
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

The Procter & Gamble Company 31
our investments in foreign operations. These currency interest rate swaps are designated as hedges of the Company's foreign net investments.
Based on our interest rate exposure as of and during the year ended June 30, 2022, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the year ended June 30, 2022, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures.
As of and during the years ended June 30, 2022, and June 30, 2021, we did not have any financial commodity hedging activity.
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
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Year ended June 30, 2022	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	2%	—%	—%	2%
Grooming	2%	3%	—%	5%
Health Care	9%	1%	—%	10%
Fabric & Home Care	6%	2%	—%	8%
Baby, Feminine & Family Care	5%	1%	—%	6%
TOTAL COMPANY	5%	2%	—%	7%
(1)    Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted Free Cash Flow. Adjusted free cash flow is defined as operating cash flow less capital spending and transitional tax payments resulting from the U.S. Tax Act beginning in 2019. Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Adjustments to Operating Cash Flow (1)	Adjusted Free Cash Flow
2022	$16,723	$(3,156)	$225	$13,792
2021	$18,371	$(2,787)	$225	$15,809
(1)    Adjustments to Operating Cash Flow include transitional tax payments resulting from the U.S. Tax Act of $225 in 2022 and 2021.

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
The Company's long-term target is to generate annual adjusted free cash flow productivity at or above 90 percent.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Adjusted Free Cash Flow	Net Earnings	Early Debt Extinguishment Charges	Net Earnings Excluding Adjustments	Adjusted Free Cash Flow Productivity
2022	$13,792	$14,793	$—	$14,793	93%
2021	$15,809	$14,352	$427	$14,779	107%

Core EPS. Core EPS is a measure of the Company's diluted net earnings per share from continuing operations adjusted as indicated. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. Core EPS is also used in assessing the achievement of management goals for at-risk compensation. The table below provides a reconciliation of diluted net earnings per share to Core EPS, including the following reconciling items:
•Charges for early debt extinguishment: During fiscal year 2021 the Company recorded after tax charges of $427 million ($512 million before tax), due to the early extinguishment of certain long-term debt. These charges represent the difference between the reacquisition price and the par value of the debt extinguished.
We do not view the above items to be indicative of underlying business results and its exclusion from Core earnings measures provides a more comparable measure of year-on-year results. This item is also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES (Amounts in Millions Except Per Share Amounts) Reconciliation of Non-GAAP Measures
	Twelve Months Ended June 30, 2022	Twelve Months Ended June 30, 2021
	AS REPORTED (GAAP)	AS REPORTED (GAAP)	EARLY DEBT EXTINGUISHMENT	NON-GAAP (CORE)
NET EARNINGS ATTRIBUTABLE TO P&G	$14,742	$14,306	$427	$14,733
				Core EPS
DILUTED NET EARNINGS PER COMMON SHARE (1)	$5.81	$5.50	$0.16	$5.66
(1) Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) VERSUS NON-GAAP (CORE)(1)
CORE EPS	3%
(1) Change versus year ago is calculated based on As Reported (GAAP) values for the twelve months ended June 30, 2022, versus the Non-GAAP (Core) values for the twelve months ended June 30, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information under Management's Disclosure and Analysis and Note 9 to the Consolidated Financial Statements.

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
Strong internal controls is an objective that is reinforced through our Worldwide Business Conduct Manual, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. Our people are deeply committed to our Purpose, Values and Principles, which unite us in doing what’s right. Our system of internal controls includes written policies and procedures, segregation of duties and the careful selection and development of employees. Additional key elements of our internal control structure include our Global Leadership Council, which is actively involved in oversight of the business strategies, initiatives, results and controls, our Disclosure Committee, which is responsible for evaluating disclosure implications of significant business activities and events, our Board of Directors, which provides strong and effective corporate governance, and our Audit Committee, which reviews significant accounting policies, financial reporting and internal control matters.
Global Internal Audit performs audits of internal controls over financial reporting as well as broader financial, operational and compliance audits around the world, provides training and continually improves our internal control processes. The Company’s internal control over financial reporting also includes a robust Control Self-Assessment Program that is conducted annually on critical financial reporting areas of the Company. Management takes the appropriate action to correct any identified control deficiencies.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2022, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2022, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2022, as stated in their report which is included herein.

/s/ Jon R. Moeller
(Jon R. Moeller)
Chairman of the Board, President and Chief Executive Officer

/s/ Andre Schulten
(Andre Schulten)
Chief Financial Officer

August 5, 2022

34 The Procter & Gamble Company
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Intangible Assets — Gillette Indefinite Lived Intangible Asset — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of indefinite lived intangible assets for impairment involves the comparison of the fair value of each indefinite lived intangible asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rates, and discount rate. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessment of the Gillette brand indefinite lived intangible asset (the “Gillette brand”) as of December 31, 2021. Because the estimated fair value exceeds the carrying value, no impairment was recorded. As of June 30, 2022, the carrying value of Gillette indefinite lived intangible asset was $14.1 billion.
We identified the Company’s impairment evaluation of the Gillette indefinite lived intangible asset as a critical audit matter because of the significant judgments made by management to estimate the fair value of the indefinite lived intangible asset. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and earnings as well as the selection of royalty rates and discount rate, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future net sales and earnings and the selection of the royalty rates and discount rate for the Gillette indefinite lived intangible asset included the following, among others:

The Procter & Gamble Company 35
•We tested the effectiveness of controls over indefinite lived intangible assets, including those over the determination of fair value, such as controls related to management’s development of forecasts of future net sales and earnings, and the selection of royalty rates and discount rate.
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
•With the assistance of our fair value specialists, we evaluated the net sales and earnings growth rates, royalty rates, and discount rate by:
•Testing the source information underlying the determination of net sales and earnings growth rates, royalty rates, and discount rate and the mathematical accuracy of the calculations.
•Developing a range of independent estimates for the discount rate and comparing the discount rate selected by management to that range.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 5, 2022

We have served as the Company’s auditor since 1890.

36 The Procter & Gamble Company
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 5, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 5, 2022

The Procter & Gamble Company 37
Consolidated Statements of Earnings

Amounts in millions except per share amounts; Years ended June 30	2022	2021	2020
NET SALES	$80,187	$76,118	$70,950
Cost of products sold	42,157	37,108	35,250
Selling, general and administrative expense	20,217	21,024	19,994
OPERATING INCOME	17,813	17,986	15,706
Interest expense	(439)	(502)	(465)
Interest income	51	45	155
Other non-operating income, net	570	86	438
EARNINGS BEFORE INCOME TAXES	17,995	17,615	15,834
Income taxes	3,202	3,263	2,731
NET EARNINGS	14,793	14,352	13,103
Less: Net earnings attributable to noncontrolling interests	51	46	76
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$14,742	$14,306	$13,027

NET EARNINGS PER COMMON SHARE: (1)
Basic	$6.00	$5.69	$5.13
Diluted	$5.81	$5.50	$4.96
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company
Consolidated Statements of Comprehensive Income

Amounts in millions; Years ended June 30	2022	2021	2020
NET EARNINGS	$14,793	$14,352	$13,103
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of tax of $515, $(266) and $59, respectively)	(1,450)	1,023	(1,083)
Unrealized gains/(losses) on investment securities (net of tax of $1, $5 and $(1), respectively)	5	16	(12)
Unrealized gains/(losses) on defined benefit postretirement plans (net of tax of $1,022, $445 and $(42), respectively)	2,992	1,386	(150)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	1,547	2,425	(1,245)
TOTAL COMPREHENSIVE INCOME	16,340	16,777	11,858
Less: Comprehensive income attributable to noncontrolling interests	43	50	60
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$16,297	$16,727	$11,798

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39
Consolidated Balance Sheets

Amounts in millions except stated values; As of June 30	2022	2021
Assets
CURRENT ASSETS
Cash and cash equivalents	$7,214	$10,288
Accounts receivable	5,143	4,725
INVENTORIES
Materials and supplies	2,168	1,645
Work in process	856	719
Finished goods	3,900	3,619
Total inventories	6,924	5,983
Prepaid expenses and other current assets	2,372	2,095
TOTAL CURRENT ASSETS	21,653	23,091
PROPERTY, PLANT AND EQUIPMENT, NET	21,195	21,686
GOODWILL	39,700	40,924
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	23,679	23,642
OTHER NONCURRENT ASSETS	10,981	9,964
TOTAL ASSETS	$117,208	$119,307

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$14,882	$13,720
Accrued and other liabilities	9,554	10,523
Debt due within one year	8,645	8,889
TOTAL CURRENT LIABILITIES	33,081	33,132
LONG-TERM DEBT	22,848	23,099
DEFERRED INCOME TAXES	6,809	6,153
OTHER NONCURRENT LIABILITIES	7,616	10,269
TOTAL LIABILITIES	70,354	72,653
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	843	870
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2022 - 4,009.2, 2021 - 4,009.2)	4,009	4,009
Additional paid-in capital	65,795	64,848
Reserve for ESOP debt retirement	(916)	(1,006)
Accumulated other comprehensive loss	(12,189)	(13,744)
Treasury stock, at cost (shares held: 2022 - 1,615.4, 2021 - 1,579.5)	(123,382)	(114,973)
Retained earnings	112,429	106,374
Noncontrolling interest	265	276
TOTAL SHAREHOLDERS' EQUITY	46,854	46,654
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$117,208	$119,307

See accompanying Notes to Consolidated Financial Statements.

40 The Procter & Gamble Company
Consolidated Statements of Shareholders' Equity

Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2019	2,504,751	$4,009	$928	$63,827	($1,146)	($14,936)	($100,406)	$94,918	$385	$47,579
Net earnings								13,027	76	13,103
Other comprehensive income/(loss)						(1,229)			(16)	(1,245)
Dividends and dividend equivalents ($3.0284 per share):
Common								(7,551)		(7,551)
Preferred								(263)		(263)
Treasury stock purchases	(61,346)						(7,405)			(7,405)
Employee stock plans	32,603			362			2,212			2,574
Preferred stock conversions	3,738		(31)	5			26			—
ESOP debt impacts					66			108		174
Noncontrolling interest, net									(88)	(88)
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								14,306	46	14,352
Other comprehensive income/(loss)						2,421			4	2,425
Dividends and dividend equivalents ($3.2419 per share):
Common								(8,020)		(8,020)
Preferred								(271)		(271)
Treasury stock purchases	(81,343)						(11,009)			(11,009)
Employee stock plans	28,001			650			1,586			2,236
Preferred stock conversions	3,302		(27)	4			23			—
ESOP debt impacts					74			120		194
Noncontrolling interest, net									(131)	(131)
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								14,742	51	14,793
Other comprehensive income/(loss)						1,555			(8)	1,547
Dividends and dividend equivalents ($3.5227 per share):
Common								(8,514)		(8,514)
Preferred								(281)		(281)
Treasury stock purchases	(67,088)						(10,003)			(10,003)
Employee stock plans	28,042			945			1,571			2,516
Preferred stock conversions	3,217		(27)	4			23			—
ESOP debt impacts					90			108		198
Noncontrolling interest, net				(2)					(54)	(56)
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 41
Consolidated Statements of Cash Flows

Amounts in millions; Years ended June 30	2022	2021	2020
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$10,288	$16,181	$4,239
OPERATING ACTIVITIES
Net earnings	14,793	14,352	13,103
Depreciation and amortization	2,807	2,735	3,013
Loss on early extinguishment of debt	—	512	—
Share-based compensation expense	528	540	558
Deferred income taxes	(402)	(258)	(596)
Loss/(gain) on sale of assets	(85)	(16)	7
Change in accounts receivable	(694)	(342)	634
Change in inventories	(1,247)	(309)	(637)
Change in accounts payable, accrued and other liabilities	1,429	1,391	1,923
Change in other operating assets and liabilities	(635)	(369)	(710)
Other	229	135	108
TOTAL OPERATING ACTIVITIES	16,723	18,371	17,403
INVESTING ACTIVITIES
Capital expenditures	(3,156)	(2,787)	(3,073)
Proceeds from asset sales	110	42	30
Acquisitions, net of cash acquired	(1,381)	(34)	(58)
Purchases of investment securities	—	(55)	—
Proceeds from sales and maturities of investment securities	—	—	6,151
Change in other investments	3	—	(5)
TOTAL INVESTING ACTIVITIES	(4,424)	(2,834)	3,045
FINANCING ACTIVITIES
Dividends to shareholders	(8,770)	(8,263)	(7,789)
Additions to short-term debt with original maturities of more than three months	10,411	7,675	14,371
Reductions in short-term debt with original maturities of more than three months	(11,478)	(7,577)	(12,984)
Additions/(reductions) in other short-term debt	917	(3,431)	958
Additions to long-term debt	4,385	4,417	4,951
Reductions of long-term debt (1)	(2,343)	(4,987)	(2,447)
Treasury stock purchases	(10,003)	(11,009)	(7,405)
Impact of stock options and other	2,005	1,644	1,978
TOTAL FINANCING ACTIVITIES	(14,876)	(21,531)	(8,367)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(497)	101	(139)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,074)	(5,893)	11,942
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$7,214	$10,288	$16,181

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$451	$531	$434
Cash payments for income taxes	3,818	3,822	3,550
(1)    Includes early extinguishment of debt costs of $512 in 2021.

See accompanying Notes to Consolidated Financial Statements.

42 The Procter & Gamble Company
Notes to Consolidated Financial Statements
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in approximately 180 countries and territories primarily through mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in approximately 70 countries.
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
Beginning in fiscal year 2022, the Company began to present increases and reductions in short-term debt with maturities of more than three months separately within the Consolidated Statements of Cash Flows. The presentation for the twelve months ended June 30, 2021, and June 30, 2020, have been revised to align with the current period presentation. This change had no impact on total financing activities, and we have concluded the change is not material.
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, consumer and trade promotion accruals, restructuring reserves, pensions, postretirement benefits, stock options, valuation of acquired intangible assets, useful lives for depreciation and amortization of long-lived assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, deferred tax assets and liabilities, uncertain income tax positions and contingencies. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any individual year. However, regarding ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in estimating fair values versus those anticipated at the time of the initial valuations, could result in impairment charges that materially affect the financial statements in a given year.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.0 billion in 2022, $1.9 billion in 2021 and $1.8 billion in 2020. Advertising costs, charged to expense as incurred, include worldwide television, print, radio, internet and in-store advertising expenses and were $7.9 billion in 2022, $8.2 billion in 2021 and $7.3 billion in 2020. Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 43
Other Non-Operating Income, Net
Other non-operating income, net primarily includes net acquisition and divestiture gains, net non-service impacts related to postretirement benefit plans, investment income and other non-operating items.
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
The Company also holds highly-liquid investments, primarily money market funds and time deposits. Such investments are considered cash equivalents and are included within Cash and cash equivalents in the Consolidated Balance Sheets.
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
Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangible assets.
We have acquired brands that have been determined to have indefinite lives. We evaluate several factors to determine whether an indefinite life is appropriate, including the competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. In addition, when certain events or changes in operating conditions occur, an additional impairment assessment is performed and indefinite-lived assets may be adjusted to a determinable life.
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
New Accounting Pronouncements and Policies
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." The amendments were effective upon issuance and provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. We have completed our evaluation of significant contracts. Most contracts reviewed will mature prior to the termination of LIBOR or will be modified to apply a new reference rate, primarily the Secured Overnight Financing Rate (SOFR) where applicable. As a result, the guidance has not had, and is not expected to have, a material impact on the Company's Consolidated Financial Statements.
In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance". This guidance requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model. These amendments are effective for annual periods beginning after December 15, 2021, with early adoption permitted. We plan to adopt the standard for the fiscal year ending June 30, 2023. We are currently assessing the impact of this guidance and do not expect a material impact at this time.
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
Corporate includes certain operating and non-operating activities that are not reflected in the operating results used internally to measure and evaluate the businesses, as well as items to adjust management reporting principles to U.S. GAAP. Operating activities in Corporate include the results of incidental businesses managed at the corporate level. Operating elements also include certain employee benefit costs, the costs of certain restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization, asset impairment charges and other general Corporate items. The non-operating elements in Corporate primarily include interest expense, certain pension and other postretirement benefit costs, certain acquisition and divestiture gains, interest and investing income and other financing costs.
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

The Procter & Gamble Company 45
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

% of Net sales by operating segment (1)
Years ended June 30	2022	2021	2020
Fabric Care	23%	22%	22%
Home Care	12%	12%	11%
Baby Care	10%	10%	11%
Skin and Personal Care	9%	10%	10%
Hair Care	9%	9%	9%
Family Care	9%	9%	9%
Oral Care	8%	8%	8%
Shave Care	6%	7%	7%
Feminine Care	6%	6%	6%
Personal Health Care	6%	5%	5%
All Other	2%	2%	2%
TOTAL	100%	100%	100%
(1)    % of Net sales by operating segment excludes sales recorded in Corporate.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Years ended June 30	2022	2021	2020
NET SALES
United States	$36.5	$33.7	$31.3
International	$43.7	$42.4	$39.7
LONG-LIVED ASSETS (1)
United States	$10.7	$10.1	$9.9
International	$10.5	$11.6	$10.8
(1)    Long-lived assets consists of property, plant and equipment.
No country, other than the United States, exceeds 10% of the Company's consolidated net sales or long-lived assets.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 15% in 2022, 2021 and 2020. No other customer represents more than 10% of our consolidated net sales.

Global Segment Results		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2022	$14,740	$3,946	$3,160	$348	$6,055	$331
	2021	14,417	4,018	3,210	333	5,587	386
	2020	13,359	3,437	2,737	320	5,531	397
GROOMING	2022	6,587	1,835	1,490	361	20,482	260
	2021	6,440	1,728	1,427	378	20,668	291
	2020	6,069	1,613	1,329	406	20,589	305
HEALTH CARE	2022	10,824	2,618	2,006	376	7,888	410
	2021	9,956	2,398	1,851	372	7,976	364
	2020	9,028	2,156	1,652	350	7,726	338
FABRIC & HOME CARE	2022	27,556	5,729	4,386	672	8,567	988
	2021	26,014	5,986	4,622	646	8,334	1,006
	2020	23,735	5,426	4,154	605	7,745	887
BABY, FEMININE & FAMILY CARE	2022	19,736	4,267	3,266	826	8,443	932
	2021	18,850	4,723	3,629	846	8,666	814
	2020	18,364	4,534	3,465	839	8,628	764
CORPORATE	2022	744	(400)	485	224	65,773	235
	2021	441	(1,238)	(387)	160	68,076	(74)
	2020	395	(1,332)	(234)	493	70,481	382
TOTAL COMPANY	2022	$80,187	$17,995	$14,793	$2,807	$117,208	$3,156
	2021	76,118	17,615	14,352	2,735	119,307	2,787
	2020	70,950	15,834	13,103	3,013	120,700	3,073

Amounts in millions of dollars except per share amounts or as otherwise specified.

46 The Procter & Gamble Company
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2022	2021
PROPERTY, PLANT AND EQUIPMENT
Buildings	$8,087	$8,165
Machinery and equipment	35,098	35,367
Land	756	808
Construction in progress	2,756	2,358
TOTAL PROPERTY, PLANT AND EQUIPMENT	46,697	46,698
Accumulated depreciation	(25,502)	(25,012)
PROPERTY, PLANT AND EQUIPMENT, NET	$21,195	$21,686
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2022	2021
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$3,878	$4,140
Compensation expenses	1,797	2,145
Taxes payable	587	637
Restructuring reserves	147	278
Leases	205	219
Other	2,940	3,104
TOTAL	$9,554	$10,523

OTHER NONCURRENT LIABILITIES
Pension benefits	$3,139	$5,452
U.S. Tax Act transitional tax payable	1,661	1,891
Other retiree benefits	672	922
Uncertain tax positions	752	794
Long term operating leases	595	631
Other	797	579
TOTAL	$7,616	$10,269

RESTRUCTURING PROGRAM
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before tax costs incurred under ongoing programs have generally ranged from $250 to $500 annually.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Employee separation costs relate to severance packages that are primarily voluntary and the amounts calculated are based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or for disposal. These assets are written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to manufacturing consolidations and technology standardizations. The asset-related charges will not have a significant impact on future depreciation charges. Other restructuring-type charges primarily include asset removal and termination of contracts related to supply chain and overhead optimization. The Company incurred total restructuring charges of $253 and $330 for the years ended June 30, 2022 and 2021. Of the charges incurred for fiscal year 2022, $67 were recorded in SG&A, $182 in Costs of products sold and $4 in Other non-operating income, net. Of the charges incurred in fiscal year 2021, $176 were recorded in SG&A, $134 in Costs of products sold and $20 in Other non-operating income, net. The following table presents restructuring activity for the years ended June 30, 2022 and 2021:

	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2020	$285	$—	$187	$472
Cost incurred and charged to expense	127	24	179	330
Cost paid/settled	(236)	(24)	(264)	(524)
RESERVE JUNE 30, 2021	176	—	102	278
Cost incurred and charged to expense	88	87	78	253
Cost paid/settled	(143)	(87)	(154)	(384)
RESERVE JUNE 30, 2022	$121	$—	$26	$147
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring charges are funded by and included within Corporate for both management and segment reporting. Accordingly, all of the charges are included within the Corporate reportable segment.
However, for information purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Years ended June 30	2022	2021	2020 (2)
Beauty	$11	$13	$54
Grooming	14	25	102
Health Care	32	51	136
Fabric & Home Care	42	22	75
Baby, Feminine & Family Care	83	29	192
Corporate (1)	71	190	223
Total Company	$253	$330	$782
(1)    Corporate includes costs related to allocated overheads, including charges related to our Enterprise Markets, Global Business Services and Corporate Functions activities.
(2)    Fiscal 2020 includes incremental restructuring charges above ongoing programs and tied to a multi-year productivity and cost savings plan (announced in 2017) to further reduce costs in the areas of supply chain, certain marketing activities and overhead expense.

NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
BALANCE AT JUNE 30, 2020 - NET (1)	$12,902	$12,815	$7,786	$1,841	$4,557	$39,901
Acquisitions and divestitures	—	—	16	—	—	16
Translation and other	355	280	244	32	96	1,007
BALANCE AT JUNE 30, 2021 - NET (1)	13,257	13,095	8,046	1,873	4,653	40,924
Acquisitions and divestitures	781	—	1	—	—	782
Translation and other	(742)	(524)	(458)	(65)	(217)	(2,006)
BALANCE AT JUNE 30, 2022 - NET (1)	$13,296	$12,571	$7,589	$1,808	$4,436	$39,700
(1)    Grooming goodwill balance is net of $7.9 billion accumulated impairment losses.

Goodwill and indefinite-lived intangibles are tested for impairment at least annually by comparing the estimated fair values of our reporting units and underlying indefinite-lived intangible assets to their respective carrying values. We typically use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability). Significant judgement by management is required to estimate the impact of macroeconomic and other factors on future cash flows, including those related to the COVID-19 pandemic and the Russia-Ukraine War. Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
Goodwill decreased during fiscal 2022 due to currency translation across all reportable segments, partially offset by three acquisitions (Farmacy Beauty, Ouai and TULA) in the Beauty reportable segment.
Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company
Goodwill increased during fiscal 2021 driven by a minor brand acquisition in the Health Care reportable segment and currency translation across all reportable segments. Identifiable intangible assets were comprised of:

	2022		2021
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$4,299	$(2,628)	$3,908	$(2,546)
Patents and technology	2,769	(2,609)	2,781	(2,575)
Customer relationships	1,797	(939)	1,789	(882)
Other	147	(97)	150	(97)
TOTAL	$9,012	$(6,273)	$8,628	$(6,100)
INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	20,940	—	21,114	—
TOTAL	$29,952	$(6,273)	$29,742	$(6,100)
Amortization expense of intangible assets was as follows:

Years ended June 30	2022	2021	2020
Intangible asset amortization	$312	$318	$360

Estimated amortization expense over the next five fiscal years is as follows:

Years ending June 30	2023	2024	2025	2026	2027
Estimated amortization expense	$316	$305	$288	$268	$258
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
We have elected to account for the tax effects of Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred.
Earnings before income taxes consisted of the following:

Years ended June 30	2022	2021	2020
United States	$11,698	$10,858	$10,338
International	6,297	6,757	5,496
TOTAL	$17,995	$17,615	$15,834

Income taxes consisted of the following:

Years ended June 30	2022	2021	2020
CURRENT TAX EXPENSE
U.S. federal	$1,916	$1,663	$1,266
International	1,333	1,534	1,769
U.S. state and local	355	324	292
TOTAL	3,604	3,521	3,327
DEFERRED TAX EXPENSE/(BENEFIT)
U.S. federal	(320)	(65)	39
International and other	(82)	(193)	(635)
TOTAL	(402)	(258)	(596)
TOTAL TAX EXPENSE	$3,202	$3,263	$2,731
A reconciliation of the U.S. federal statutory income tax rate to our actual effective income tax rate is provided below:

Years ended June 30	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Country mix impacts of foreign operations	(0.3)%	(0.5)%	(0.1)%
State income taxes, net of federal benefit	1.5%	1.3%	1.4%
Excess tax benefits from the exercise of stock options	(2.0)%	(1.6)%	(1.6)%
Tax benefit from simplification of legal entity structure	—%	—%	(1.4)%
Foreign derived intangible income deduction (FDII)	(1.1)%	(1.0)%	(1.0)%
Changes in uncertain tax positions	(0.4)%	(0.1)%	0.1%
Other	(0.9)%	(0.6)%	(1.2)%
EFFECTIVE INCOME TAX RATE	17.8%	18.5%	17.2%
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
Tax costs charged to shareholders' equity totaled $1,538 for the year ended June 30, 2022. This primarily relates to the tax effects of certain adjustments to pension obligations recorded in shareholders' equity and the tax effects of net investment hedges. Tax costs charged to shareholders' equity totaled $215 for the year ended June 30, 2021. This primarily relates to the tax effects of certain adjustments to
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49
pension obligations recorded in shareholders' equity, partially offset by the tax effects of net investment hedges.
Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and, accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax. This charge included taxes for all U.S. income taxes and for the related foreign withholding taxes for the portion of those earnings which are no longer considered indefinitely invested. We have not provided deferred taxes on approximately $22 billion of earnings that are considered indefinitely invested.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Years ended June 30	2022	2021	2020
BEGINNING OF YEAR	$627	$485	$466
Increases in tax positions for prior years	102	157	60
Decreases in tax positions for prior years	(118)	(34)	(21)
Increases in tax positions for current year	53	60	82
Settlements with taxing authorities	(42)	(26)	(83)
Lapse in statute of limitations	(17)	(24)	(12)
Currency translation	(22)	9	(7)
END OF YEAR	$583	$627	$485
Included in the total liability for uncertain tax positions at June 30, 2022, is $363 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40-50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $12, including interest and penalties.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2022, 2021 and 2020, we had accrued interest of $179, $166 and $141 and accrued penalties of $12, $10 and $17, respectively, which are not included in the above table. During the fiscal years ended June 30, 2022, 2021 and 2020, we recognized $21, $38 and $39 in interest expense and $2, $6 and $1 in penalties expense, respectively.
Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2022	2021
DEFERRED TAX ASSETS
Loss and other carryforwards	914	1,030
Pension and other retiree benefits	$740	$1,476
Capitalized research & development	646	358
Accrued marketing and promotion	420	424
Stock-based compensation	386	386
Fixed assets	209	223
Lease liabilities	185	196
Unrealized loss on financial and foreign exchange transactions	138	109
Advance payments	82	—
Inventory	41	31
Accrued interest and taxes	22	22
Other	717	878
Valuation allowances	(409)	(569)
TOTAL	$4,091	$4,564

DEFERRED TAX LIABILITIES
Goodwill and intangible assets	$5,783	$5,761
Fixed assets	1,542	1,512
Other retiree benefits	1,031	645
Unrealized gain on financial and foreign exchange transactions	439	111
Lease right-of-use assets	179	191
Foreign withholding tax on earnings to be repatriated	70	108
Other	244	175
TOTAL	$9,288	$8,503
Net operating loss carryforwards were $2.5 billion at June 30, 2022, and $3.0 billion at June 30, 2021. If unused, approximately $300 will expire between 2022 and 2041. The remainder, totaling $2.2 billion at June 30, 2022, may be carried forward indefinitely.

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
Net earnings per share were calculated as follows:

Years ended June 30	2022	2021	2020
CONSOLIDATED AMOUNTS
Net earnings	$14,793	$14,352	$13,103
Less: Net earnings attributable to noncontrolling interests	51	46	76
Net earnings attributable to P&G	14,742	14,306	13,027
Less: Preferred dividends	281	271	263
Net earnings attributable to P&G available to common shareholders (Basic)	$14,461	$14,035	$12,764

Net earnings attributable to P&G available to common shareholders (Diluted)	$14,742	$14,306	$13,027

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,410.3	2,465.8	2,487.1
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	49.5	52.5	52.7
Convertible preferred shares (2)	79.3	82.7	86.0
Diluted weighted average common shares outstanding	2,539.1	2,601.0	2,625.8

NET EARNINGS PER SHARE (3)
Basic	$6.00	$5.69	$5.13
Diluted	$5.81	$5.50	$4.96
(1)Excludes 11 million, 9 million and 6 million in 2022, 2021 and 2020, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than the average market value of the Company's stock or their effect was antidilutive.
(2)An overview of preferred shares can be found in Note 8.
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
Senior-level executives participate in an additional long-term incentive program that awards PSUs, which are paid in shares after the end of a three-year performance period subject to pre-established performance goals. The program includes a Relative Total Shareholder Return (R-TSR) modifier under which the number of shares ultimately granted is also impacted by the Company's actual shareholder return relative to our consumer products competitive peer set.
In addition to these long-term incentive programs, we award RSUs to the Company's non-employee directors and make other minor stock option and RSU grants to employees for which the terms are not substantially different from our long-term incentive awards.
A total of 150 million shares of common stock were newly authorized for issuance under the stock-based compensation plan approved by shareholders in 2019. A total of 119 million shares remain available for grant under the 2019 plan.
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

Years ended June 30	2022	2021	2020
Stock options	$271	$279	$249
RSUs and PSUs	257	261	309
Total stock-based expense	$528	$540	$558

Income tax benefit	$88	$102	$97
We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Years ended June 30	2022			2021			2020
Interest rate	0.1	-	1.6%	0.1	-	0.7%	1.1	-	1.4%
Weighted average interest rate	1.5%			0.6%			1.3%
Dividend yield	2.4%			2.4%			2.4%
Expected volatility	19%			20%			17%
Expected life in years	9.1			9.2			9.2

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
A summary of options outstanding under the plans as of June 30, 2022, and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contract-ual Life in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2021	138,272	$91.24
Granted	14,369	141.67
Exercised	(25,040)	77.07
Forfeited/expired	(886)	116.38
Outstanding at June 30, 2022	126,715	$99.59	5.4	$5,618
Exercisable	86,992	$84.89	4.0	$5,124
The following table provides additional information on stock options:

Years ended June 30	2022	2021	2020
Weighted average grant-date fair value of options granted	$21.55	$20.94	$15.60
Intrinsic value of options exercised	1,886	1,401	1,455
Grant-date fair value of options that vested	177	236	217
Cash received from options exercised	1,930	1,705	2,019
Actual tax benefit from options exercised	399	292	298
At June 30, 2022, $166 of compensation cost had not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.5 years.
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2022, and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2021	3,237	$114.68	971	$135.24
Granted	1,365	141.13	539	152.69
Vested	(1,656)	109.08	(550)	121.62
Forfeited	(114)	123.06	(32)	152.89
Non-vested at June 30, 2022	2,832	$130.37	928	$152.94
At June 30, 2022, $216 of compensation cost had not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 1.6 years. The total grant date fair value of shares vested was $248, $266 and $264 in 2022, 2021 and 2020, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $366, $340 and $317 in 2022, 2021 and 2020, respectively.
Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 14% of total participants' annual wages and salaries in 2022, 2021 and 2020.
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
We also provide certain other retiree benefits, primarily health care benefits for the majority of our U.S. employees who become eligible for these benefits when they meet minimum age and service requirements. The plans require cost sharing with retirees and pay a stated percentage of expenses, reduced by deductibles and other coverages. These benefits are funded by ESOP Series B shares and certain other assets contributed by the Company.

Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Years ended June 30	2022	2021	2022	2021
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$18,469	$17,761	$4,206	$4,770
Service cost	253	275	86	94
Interest cost	253	240	99	114
Participants' contributions	14	13	67	76
Amendments (5)	5	34	(586)	—
Net actuarial loss/(gain)	(4,067)	(466)	(586)	(678)
Special termination benefits	4	17	1	2
Currency translation and other	(1,720)	1,220	51	64
Benefit payments	(603)	(625)	(268)	(236)
BENEFIT OBLIGATION AT END OF YEAR (3)	$12,608	$18,469	$3,070	$4,206

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$13,041	$11,484	$6,444	$5,618
Actual return on plan assets	(1,233)	1,058	526	879
Employer contributions	222	202	37	34
Participants' contributions	14	13	67	76
Currency translation and other	(1,268)	909	1	2
ESOP debt impacts (4)	—	—	82	71
Benefit payments	(603)	(625)	(268)	(236)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$10,173	$13,041	$6,889	$6,444
FUNDED STATUS	$(2,435)	$(5,428)	$3,819	$2,238
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
(5)Primarily relates to adjustments in the self-insured U.S. retiree health care program to utilize fully-insured Medicare Advantage Programs beginning in January 2022.
The actuarial gain for pension plans in 2022 was primarily related to increases in discount rates. The actuarial gain for other retiree benefits in 2022 was primarily related to increases in discount rates, partially offset by unfavorable medical claim experience. The actuarial gain for pension plans in 2021 was primarily related to increases in discount rates, partially offset by unfavorable actuarial assumptions, including inflation assumptions. The actuarial gain for other retiree benefits in 2021 was primarily related to favorable medical cost trends.
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

	Pension Benefits		Other Retiree Benefits
As of June 30	2022	2021	2022	2021
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$765	$88	$4,525	$3,193
Current liabilities	(61)	(64)	(34)	(33)
Noncurrent liabilities	(3,139)	(5,452)	(672)	(922)
NET AMOUNT RECOGNIZED	$(2,435)	$(5,428)	$3,819	$2,238
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE (INCOME)/LOSS (AOCI)
Net actuarial loss/(gain)	$1,906	$4,869	$(1,093)	$(504)
Prior service cost/(credit)	170	198	(907)	(471)
NET AMOUNTS RECOGNIZED IN AOCI	$2,076	$5,067	$(2,000)	$(975)

The accumulated benefit obligation for all defined benefit pension plans, which differs from the projected obligation in that it excludes the assumption of future salary increases, was $11.9 billion and $17.3 billion as of June 30, 2022 and 2021, respectively. Information related to the funded status of selected pension and other retiree benefits at June 30 is as follows:

As of June 30	2022	2021
PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$7,989	$11,747
Fair value of plan assets	4,789	6,231
PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$7,191	$11,005
Fair value of plan assets	4,433	6,226
OTHER RETIREE BENEFIT PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$808	$1,082
Fair value of plan assets	102	127

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2022	2021	2020	2022	2021	2020
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST/(CREDIT)
Service cost	$253	$275	$247	$86	$94	$100
Interest cost	253	240	276	99	114	160
Expected return on plan assets	(684)	(783)	(740)	(564)	(508)	(473)
Amortization of net actuarial loss	337	423	340	11	47	68
Amortization of prior service cost/(credit)	28	25	25	(107)	(60)	(48)
Amortization of net actuarial (gain)/loss due to settlements	(5)	5	7	—	—	—
Special termination benefits	4	17	11	1	2	2
GROSS BENEFIT COST/(CREDIT)	186	202	166	(474)	(311)	(191)
Dividends on ESOP preferred stock	—	—	—	—	(8)	(19)
NET PERIODIC BENEFIT COST/(CREDIT)	$186	$202	$166	$(474)	$(319)	$(210)
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$(2,150)	$(741)		$(548)	$(1,049)
Prior service cost/(credit) - current year	5	34		(586)	—
Amortization of net actuarial loss	(337)	(423)		(11)	(47)
Amortization of prior service (cost)/credit	(28)	(25)		107	60
Amortization of net actuarial loss/(gain) due to settlements	5	(5)		—	—
Currency translation and other	(486)	367		13	—
TOTAL CHANGE IN AOCI	(2,991)	(793)		(1,025)	(1,036)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST/(CREDIT) AND AOCI	$(2,805)	$(591)		$(1,499)	$(1,355)

The service cost component of the net periodic benefit cost is included in the Consolidated Statements of Earnings in Cost of products sold and SG&A. All other components are included in the Consolidated Statements of Earnings in Other non-operating income/(expense), net, unless otherwise noted.
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, 2022 and 2021, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
As of June 30	2022	2021	2022	2021
Discount rate	3.7%	1.7%	5.0%	3.2%
Rate of compensation increase	2.8%	2.7%	N/A	N/A
Interest crediting rate for cash balance plans	4.3%	4.4%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.4%	6.4%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2028	2028
(1)Determined as of end of fiscal year.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the years ended June 30 were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Years ended June 30	2022	2021	2020	2022	2021	2020
Discount rate	1.7%	1.5%	1.9%	3.2%	3.1%	3.7%
Expected return on plan assets	5.5%	6.5%	6.6%	8.4%	8.4%	8.4%
Rate of compensation increase	2.7%	2.5%	2.6%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.4%	4.4%	4.4%	N/A	N/A	N/A
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
Several factors are considered in developing the estimate for the long-term expected rate of return on plan assets. For the defined benefit retirement plans, these factors include historical rates of return of broad equity and bond indices and projected long-term rates of return obtained from pension investment consultants. The expected long-term rates of return for plan assets are 8 - 9% for equities and 3 - 5% for bonds. For other retiree benefit plans, the expected long-term rate of return reflects that the assets are comprised primarily of Company stock. The expected rate of return on Company stock is based on the long-term projected return of 8.5% and reflects the historical pattern of returns.
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
Our target asset allocation for the year ended June 30, 2022, and actual asset allocation by asset category as of June 30, 2022 and 2021, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2022	2021	2022	2021
Cash	—%	2%	1%	1%	2%	2%
Debt securities	61%	2%	58%	59%	1%	2%
Equity securities	39%	96%	41%	40%	97%	96%
TOTAL	100%	100%	100%	100%	100%	100%

Amounts in millions of dollars except per share amounts or as otherwise specified.

56 The Procter & Gamble Company
The following table sets forth the fair value of the Company's plan assets as of June 30, 2022 and 2021, segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles). Investments valued using net asset value as a practical expedient are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2022	2021	Fair Value Hierarchy Level	2022	2021
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$78	$82	1	$130	$131
Company common stock		—	—	1	319	275
Company preferred stock (1)		—	—	2	6,340	5,911
Fixed income securities (2)	2	1,545	1,931	2	—	3
Insurance contracts (3)	3	94	111		—	—
TOTAL ASSETS IN THE FAIR VALUE HIERARCHY		1,717	2,124		6,789	6,320
Investments valued at net asset value (4)		8,456	10,917		100	124
TOTAL ASSETS AT FAIR VALUE		$10,173	13,041		$6,889	6,444
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

Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the year ending June 30, 2023, is $244 and $47, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2023	$571	$177
2024	564	186
2025	590	190
2026	585	193
2027	601	198
2028 - 2032	3,459	1,076

Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $15 remain outstanding at June 30, 2022. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.52 per share. The liquidation value is $6.82 per share.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. The original borrowings of $1.0 billion were repaid in 2021. Debt service requirements were funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $901 are outstanding at June 30, 2022. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.52 per share. The liquidation value is $12.96 per share.
Our ESOP accounting practices are consistent with current ESOP accounting guidance, including the permissible continuation of certain provisions from prior accounting guidance. ESOP debt, which was guaranteed by the Company, was recorded as debt with an offset to the Reserve for ESOP debt retirement, which is presented within Shareholders' equity. Advances to the ESOP by the Company are recorded as an increase in the Reserve for ESOP debt retirement. Interest incurred on the ESOP debt was recorded as Interest expense. Dividends on all preferred shares are charged to Retained earnings.
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2022	2021	2020
Allocated	25,901	27,759	29,591
Unallocated	1,123	1,769	2,479
TOTAL SERIES A	27,024	29,528	32,070

Allocated	30,719	29,203	27,894
Unallocated	20,120	22,349	24,418
TOTAL SERIES B	50,839	51,552	52,312

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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position as of June 30, 2022, was not material. The Company has not been required to post collateral as a result of these contractual features.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. As of and during the years ended June 30, 2022 and 2021, we did not have any material financial commodity hedging activity.
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

Assets and Liabilities Measured at Fair Value
Cash equivalents were $6.0 billion and $9.1 billion as of June 30, 2022 and 2021, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $140 and $192 as of June 30, 2022 and 2021, respectively, including equity securities of $113 and $163 as of June 30, 2022 and 2021, respectively, and are presented in Other noncurrent assets. Investments are measured at fair value and primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets, and Level 2 are based on quoted market prices for similar investments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized gains/(losses) on equity securities were $(45) and $69 for the fiscal years ended June 30, 2022 and 2021, respectively, and are recognized in the Consolidated Statements of Earnings in Other non-operating income, net.
The fair value of long-term debt was $25.7 billion and $28.8 billion as of June 30, 2022 and 2021, respectively. This includes the current portion of long-term debt instruments ($3.6 billion as of June 30, 2022 and 2021). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost, but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 59
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2022 and 2021, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2022	2021	2022	2021	2022	2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,972	$7,415	$3	$146	$(307)	$—
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$7,943	$8,484	$561	$89	$(1)	$(94)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$12,915	$15,899	$564	$235	$(308)	$(94)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$5,625	$5,060	$6	$20	$(61)	$(22)

TOTAL DERIVATIVES AT FAIR VALUE	$18,540	$20,959	$570	$255	$(369)	$(116)
All derivative assets are presented in Prepaid expenses and other current assets or Other noncurrent assets. All derivative liabilities are presented in Accrued and other liabilities or Other noncurrent liabilities.
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $4.7 billion and $7.5 billion as of June 30, 2022 and 2021, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.2 billion and $12.0 billion as of June 30, 2022 and 2021, respectively. The decrease in the notional balance of interest rate contracts was primarily due to the maturity of interest rate swaps that were associated with multiple bonds maturing in the period.
All of the Company's derivative assets and liabilities are measured at fair value that is derived from observable market data, including interest rate yield curves and foreign exchange rates, and are classified as Level 2 within the fair value hierarchy. There was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the years ended June 30, 2022 and 2021.

Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company

Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Years ended June 30	2022	2021
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$1,033	$(232)
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $73 and $60 for the fiscal years ended June 30, 2022 and 2021, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $1,639 and $(918), for the fiscal years ended June 30, 2022 and 2021, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Years ended June 30	2022	2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(450)	$(123)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(149)	$296
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
NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2022	2021
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$3,647	$3,620
Commercial paper	4,805	5,171
Other	193	98
TOTAL	$8,645	$8,889
Short-term weighted average interest rates (1)	0.8%	0.2%
(1)Short-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.

As of June 30	2022	2021
LONG-TERM DEBT
2.15% USD note due August 2022	$1,250	$1,250
2.00% EUR note due August 2022	1,045	1,190
3.10% USD note due August 2023	1,000	1,000
1.13% EUR note due November 2023	1,306	1,488
0.50% EUR note due October 2024	523	595
0.63% EUR note due October 2024	836	952
0.55% USD note due October 2025	1,000	1,000
2.70% USD note due February 2026	600	600
1.00% USD note due April 2026	1,000	1,000
2.45% USD note due November 2026	875	875
1.90% USD note due February 2027	1,000	—
2.80% USD note due March 2027	500	500
4.88% EUR note due May 2027	1,045	1,190
2.85% USD note due August 2027	750	750
1.20% EUR note due October 2028	836	952
1.25% EUR note due October 2029	523	595
3.00% USD note due March 2030	1,500	1,500
0.35% EUR note due May 2030	523	—
1.20% USD note due October 2030	1,250	1,250
1.95% USD note due April 2031	1,000	1,000
2.30% USD note due February 2032	850	—
5.55% USD note due March 2037	716	716
1.88% EUR note due October 2038	523	595
3.55% USD note due March 2040	516	516
0.90% EUR note due November 2041	627	—
All other long-term debt	4,901	7,205
Current portion of long-term debt	(3,647)	(3,620)
TOTAL	$22,848	$23,099
Long-term weighted average interest rates (1)	2.2%	2.0%
(1)Long-term weighted average interest rates include the effects of interest rate swaps discussed in Note 9.
Long-term debt maturities during the next five fiscal years are as follows:

Years ending June 30	2023	2024	2025	2026	2027
Debt maturities	$3,647	$2,298	$1,879	$2,713	$3,686

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61
NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Post-retirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE at JUNE 30, 2020	$(1)	$(4,350)	$(11,814)	$(16,165)
OCI before reclassifications (1)	20	1,046	1,023	2,089
Amounts reclassified to the Consolidated Statement of Earnings (2)	(4)	340	—	336
Net current period OCI	16	1,386	1,023	2,425
Less: OCI attributable to non-controlling interests	—	(1)	5	4
BALANCE at JUNE 30, 2021	15	(2,963)	(10,796)	(13,744)
OCI before reclassifications (3)	4	2,797	(1,451)	1,350
Amounts reclassified to the Consolidated Statement of Earnings (4)	1	195	1	197
Net current period OCI	5	2,992	(1,450)	1,547
Less: OCI attributable to non-controlling interests	—	2	(10)	(8)
BALANCE at JUNE 30, 2022	$20	$27	$(12,236)	$(12,189)
(1)Net of tax (benefit)/expense of $5, $345 and $(266) for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2021. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions. Foreign cumulative translation is not adjusted for income taxes related to permanent investments in international subsidiaries.
(2)Net of tax (benefit)/expense of $0, $100 and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2021.
(3)Net of tax (benefit)/expense of $1, $953 and $515 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2022. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions. Foreign cumulative translation is not adjusted for income taxes related to permanent investments in international subsidiaries.
(4)Net of tax (benefit)/expense of $0, $69 and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2022.

The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:
•Investment securities: amounts reclassified from AOCI into Other non-operating income, net.
•Postretirement benefit plans: amounts reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs (see Note 8).

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
The components of the Company’s total operating lease cost for the years ended June 30, 2022, 2021 and 2020, were as follows:

Years ended June 30	2022	2021	2020
Operating lease cost	220	245	271
Variable lease cost (1)	89	75	76
Total lease cost	$309	$320	$347
(1)    Includes primarily costs for utilities, common area maintenance, property taxes and other operating costs associated with operating leases that are not included in the lease liability and are recognized in the period in which they are incurred.

Supplemental balance sheet and other information related to leases is as follows:

As of June 30	2022	2021
Operating leases:
Right-of-use assets (Other noncurrent assets)	$760	$808

Current lease liabilities (Accrued and other liabilities)	205	219
Noncurrent lease liabilities (Other noncurrent liabilities)	595	631
Total operating lease liabilities	$800	$850

Weighted average remaining lease term:
Operating leases	6.4 years	6.4 years

Weighted average discount rate:
Operating leases	3.2%	3.8%

At June 30, 2022, future payments of operating lease liabilities were as follows:

Operating Leases
June 30, 2022
1 year	$206
2 years	179
3 years	135
4 years	92
5 years	64
Over 5 years	209
Total lease payments	885
Less: Interest	(85)
Present value of lease liabilities	$800
Total cash paid for amounts included in the measurement of lease liabilities was $228 and $253 for the years ended June 30, 2022, and June 30, 2021, respectively.
The right-of-use assets obtained in exchange for lease liabilities were $217 and $163 for the years ended June 30, 2022, and June 30, 2021, respectively.

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
Purchase Commitments
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Years ending June 30	2023	2024	2025	2026	2027	There-after
Purchase obligations	$1,082	$494	$332	$259	$193	$425
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
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
The Company's Chairman of the Board, President and Chief Executive Officer, Jon R. Moeller, and the Company's Chief Financial Officer, Andre Schulten, performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K.
Messrs. Moeller and Schulten have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Moeller and Schulten, to allow their timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
The information required by this item is incorporated by reference to the following sections of the 2022 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2022: the section entitled Election of Directors; the subsection of the Corporate Governance section entitled Board Meetings and Committees of the Board; the subsection of the Corporate Governance section entitled Code of Ethics; and the subsection of the Other Matters section entitled Shareholder Recommendations or Nominations of Director Candidates.
Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2022 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2022: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board, Compensation Committee Interlocks and Insider Participation, and The Board's Oversight of Risk - Compensation-Related Risk; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Security Ownership of Management and Certain Beneficial Owners.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2022. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2014 Stock and Incentive Compensation Plan; and The Procter & Gamble 2019 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Options/Stock Appreciation Rights	126,737,581	$99.5228		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	6,448,414	N/A		(1)
TOTAL	133,185,995	$99.5228	(2)
(1)Of the plans listed above, only The Procter & Gamble 2019 Stock and Incentive Compensation Plan (the “2019 Plan”) allows for future grants of securities. The maximum number of shares that may be granted under this plan is 187 million shares. Stock options and stock appreciation rights are counted on a one-for-one basis while full value awards (such as RSUs and PSUs) are counted as five shares for each share awarded. Total shares available for future issuance under this plan is 119 million.
(2)Weighted average exercise price of outstanding options only.

Additional information required by this item is incorporated by reference to the following section of the 2022 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2022: the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2022 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2022: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2022 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2022: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.

The Procter & Gamble Company 65
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (PCAOB Firm ID is 34)
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for years ended June 30, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income - for years ended June 30, 2022, 2021 and 2020
•Consolidated Balance Sheets - as of June 30, 2022 and 2021
•Consolidated Statements of Shareholders' Equity - for years ended June 30, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows - for years ended June 30, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
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

(4-5) -
Description of the Company’s 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033 (Incorporated by reference to Exhibit (4-5) of the Company’s Annual report on Form 10-K for the year ended June 30, 2021).

(4-6) -	Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029 (Incorporated by reference to Exhibit (4-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-7) -	Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029 (Incorporated by reference to Exhibit (4-7) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-8) -	Description of the Company’s 1.125% Notes due 2023 (Incorporated by reference to Exhibit (4-8) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-9) -	Description of the Company’s 2.000% Notes due 2022 (Incorporated by reference to Exhibit (4-11) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-10) -	Description of the Company's 0.350% EUR Notes due 2030 and 0.900% EUR Notes due 2041. +

(4-11) -	Description of the Company's 0.110% Yen Notes due 2026 and 0.230% Yen Notes due 2031. +

Exhibit (10-1) -
The Procter & Gamble 2001 Stock and Incentive Compensation Plan (as amended), which was originally adopted by shareholders at the annual meeting on October 9, 2001 (Incorporated by reference to Exhibit (10-1) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

66 The Procter & Gamble Company

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

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-5) -	Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended December 31, 2019).*

(10-6) -	Retirement Plan Restoration Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).*

(10-7) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2020).*

(10-8) -	Long-Term Incentive Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2021).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).*

(10-10) -	Summary of the Company's Short Term Achievement Reward Program.* +

(10-11) -
Short Term Achievement Reward Program – related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2021).*

(10-12) -	Company's Form of Separation Agreement & Release.* +

(10-13) -	Company's Form of Separation Letter and Release.* +

(10-14) -
Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2021).*

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

(10-21) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2020).*

(10-22) -	Performance Stock Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2021).*

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-24) -	The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).*

(10-25) -	Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2019).*

The Procter & Gamble Company 67

(10-26) -	The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-26) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-27) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019).*

(10-28) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-28) of the Company's Annual Report on Form 10-K for the year ended June 30, 2021).*

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

THE PROCTER & GAMBLE COMPANY

By	/s/ JON R. MOELLER
(Jon R. Moeller) Chairman of the Board, President and Chief Executive Officer
August 05, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON R. MOELLER (Jon R. Moeller)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 05, 2022

/s/ ANDRE SCHULTEN (Andre Schulten)	Chief Financial Officer (Principal Financial Officer)	August 05, 2022

/s/ MATTHEW W. JANZARUK (Matthew W. Janzaruk)	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)	August 05, 2022

/s/ B. MARC ALLEN (B. Marc Allen)	Director	August 05, 2022

/s/ ANGELA F. BRALY (Angela F. Braly)	Director	August 05, 2022

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 05, 2022

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 05, 2022

/s/ CHRISTOPHER J. KEMPCZINSKI (Christopher J. Kempczinski)	Director	August 05, 2022

/s/ DEBRA L. LEE (Debra L. Lee)	Director	August 05, 2022

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 05, 2022

/s/ CHRISTINE M. MCCARTHY (Christine M. McCarthy)	Director	August 05, 2022

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 05, 2022

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

(4-5) -
Description of the Company’s 4.875% EUR notes due May 2027, 6.250% GBP notes due January 2030, and 5.250% GBP notes due January 2033 (Incorporated by reference to Exhibit (4-5) of the Company’s Annual report on Form 10-K for the year ended June 30, 2021).

(4-6) -	Description of the Company’s 0.500% Notes due 2024 and 1.250% Notes due 2029 (Incorporated by reference to Exhibit (4-6) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-7) -	Description of the Company’s 1.375% Notes due 2025 and 1.800% Notes due 2029 (Incorporated by reference to Exhibit (4-7) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-8) -	Description of the Company’s 1.125% Notes due 2023 (Incorporated by reference to Exhibit (4-8) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-9) -	Description of the Company’s 2.000% Notes due 2022 (Incorporated by reference to Exhibit (4-11) of the Company’s Annual report on Form 10-K for the year ended June 30, 2019).

(4-10) -	Description of the Company's 0.350% EUR Notes due 2030 and 0.900% EUR Notes due 2041. +

(4-11) -	Description of the Company's 0.110% Yen Notes due 2026 and .230% Yen Notes due 2031. +

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

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

(10-5) -	Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended December 31, 2019).

(10-6) -	Retirement Plan Restoration Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-8) of the Company's Form 10-Q for the quarter ended September 30, 2015).

(10-7) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2020).

(10-8) -	Long-Term Incentive Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2021).

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).

(10-10) -	Summary of the Company's Short Term Achievement Reward Program. +

(10-11) -
Short Term Achievement Reward Program – related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2021).

(10-12) -	Company's Form of Separation Agreement & Release. +

70 The Procter & Gamble Company

(10-13) -	Company's Form of Separation Letter and Release. +

(10-14) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2021).

(10-15) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).

(10-16) -	Senior Executive Recoupment Policy (Incorporated by reference to Exhibit (10-19) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).

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

(10-21) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2020).

(10-22) -	Performance Stock Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2021).

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013).

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

(10-28) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-28) of the Company's Annual Report on Form 10-K for the year ended June 30, 2021).

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

The Procter & Gamble Company 71

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+	Filed herewith.