Form 10-Q
period 2022-09-30
PROCTER & GAMBLE Co
filed 2022-10-19
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Yes ☐     No ☑ False
There were 2,369,696,862 shares of Common Stock outstanding as of September 30, 2022.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2022	2021
NET SALES	$20,612	$20,338
Cost of products sold	10,846	10,365
Selling, general and administrative expense	4,827	4,950
OPERATING INCOME	4,939	5,023
Interest expense	(123)	(109)
Interest income	42	11
Other non-operating income, net	139	110
EARNINGS BEFORE INCOME TAXES	4,997	5,035
Income taxes	1,034	909
NET EARNINGS	3,963	4,126
Less: Net earnings attributable to noncontrolling interests	24	14
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,939	$4,112

NET EARNINGS PER SHARE (1)
Basic	$1.62	$1.66
Diluted	$1.57	$1.61

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,503.6	2,558.9
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2022	2021
NET EARNINGS	$3,963	$4,126
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(712)	(465)
Unrealized gains/(losses) on investment securities	(2)	5
Unrealized gains on defined benefit retirement plans	87	142
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(627)	(318)
TOTAL COMPREHENSIVE INCOME	3,336	3,808
Less: Total comprehensive income attributable to noncontrolling interests	19	14
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,317	$3,794

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2022	June 30, 2022
Assets
CURRENT ASSETS
Cash and cash equivalents			$6,710	$7,214
Accounts receivable			5,720	5,143
INVENTORIES
Materials and supplies			2,235	2,168
Work in process			898	856
Finished goods			4,457	3,900
Total inventories			7,590	6,924
Prepaid expenses and other current assets			2,501	2,372
TOTAL CURRENT ASSETS			22,521	21,653
PROPERTY, PLANT AND EQUIPMENT, NET			20,593	21,195
GOODWILL			38,761	39,700
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,465	23,679
OTHER NONCURRENT ASSETS			10,942	10,981
TOTAL ASSETS			$116,282	$117,208

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,845	$14,882
Accrued and other liabilities			10,056	9,554
Debt due within one year			11,717	8,645
TOTAL CURRENT LIABILITIES			36,618	33,081
LONG-TERM DEBT			21,286	22,848
DEFERRED INCOME TAXES			6,986	6,809
OTHER NONCURRENT LIABILITIES			7,058	7,616
TOTAL LIABILITIES			71,948	70,354
SHAREHOLDERS’ EQUITY
Preferred stock			834	843
Common stock – shares issued –	September 2022	4,009.2
	June 2022	4,009.2	4,009	4,009
Additional paid-in capital			65,955	65,795
Reserve for ESOP debt retirement			(870)	(916)
Accumulated other comprehensive loss			(12,811)	(12,189)
Treasury stock			(127,205)	(123,382)
Retained earnings			114,163	112,429
Noncontrolling interest			259	265
TOTAL SHAREHOLDERS’ EQUITY			44,334	46,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$116,282	$117,208

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Loss	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								3,939	24	3,963
Other comprehensive loss						(622)			(5)	(627)
Dividends and dividend equivalents ($0.9133 per share):
Common								(2,189)		(2,189)
Preferred								(71)		(71)
Treasury stock purchases	(28,189)						(4,000)			(4,000)
Employee stock plans	3,011			159			169			328
Preferred stock conversions	998		(9)	1			8			—
ESOP debt impacts					46			55		101
Noncontrolling interest, net				—					(25)	(25)
BALANCE SEPTEMBER 30, 2022	2,369,697	$4,009	$834	$65,955	($870)	($12,811)	($127,205)	$114,163	$259	$44,334

	Three Months Ended September 30, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Loss	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								4,112	14	4,126
Other comprehensive loss						(318)			—	(318)
Dividends and dividend equivalents ($0.8698 per share):
Common								(2,118)		(2,118)
Preferred								(70)		(70)
Treasury stock purchases	(19,353)						(2,750)			(2,750)
Employee stock plans	8,437			300			474			774
Preferred stock conversions	1,158		(11)	2			9			—
ESOP debt impacts					42			63		105
Noncontrolling interest, net				(2)					7	5
BALANCE SEPTEMBER 30, 2021	2,419,948	$4,009	$859	$65,148	($964)	($14,062)	($117,240)	$108,361	$297	$46,408

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2022	2021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$7,214	$10,288
OPERATING ACTIVITIES
Net earnings	3,963	4,126
Depreciation and amortization	663	711
Share-based compensation expense	105	116
Deferred income taxes	(130)	57
Gain on sale of assets	(1)	(73)
Changes in:
Accounts receivable	(740)	(1,012)
Inventories	(893)	(409)
Accounts payable, accrued and other liabilities	1,495	1,261
Other operating assets and liabilities	(454)	(178)
Other	62	44
TOTAL OPERATING ACTIVITIES	4,070	4,643
INVESTING ACTIVITIES
Capital expenditures	(890)	(1,091)
Proceeds from asset sales	5	85
Acquisitions, net of cash acquired	(2)	—
Proceeds from sales and maturities of short-term investments	55	—
TOTAL INVESTING ACTIVITIES	(832)	(1,006)
FINANCING ACTIVITIES
Dividends to shareholders	(2,255)	(2,182)
Additions to short-term debt with original maturities of more than three months	2,975	1,792
Reductions in short-term debt with original maturities of more than three months	(265)	(1,422)
Net additions to other short-term debt	1,727	512
Reductions in long-term debt	(1,877)	(26)
Treasury stock purchases	(4,000)	(2,750)
Impact of stock options and other	188	648
TOTAL FINANCING ACTIVITIES	(3,507)	(3,428)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(235)	(127)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(504)	82
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$6,710	$10,370
See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. In the opinion of management, the accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries (the "Company," "Procter & Gamble," "P&G," "we" or "our") contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies
In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance". This guidance requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution model. These amendments are effective for annual periods beginning after December 15, 2021, with early adoption permitted. We have completed our evaluation of significant transactions. The guidance has not had, and is not expected to have, a material impact on the Company's Consolidated Financial Statements.
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.
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
•Grooming: Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming);
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2022	2021
Fabric Care	23%	23%
Home Care	12%	11%
Skin and Personal Care	10%	10%
Baby Care	10%	10%
Hair Care	9%	10%
Family Care	8%	8%
Grooming (2)	8%	7%
Oral Care	8%	8%
Feminine Care	6%	6%
Personal Health Care	6%	5%
Other	—%	2%
Total	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
(2)Effective July 1, 2022, the Grooming Sector Business Unit completed the full integration of its Shave Care and Appliances categories to cohesively serve consumers' grooming needs. This transition included the integration of the management team, strategic decision-making, innovation plans, financial targets, budgets and internal management reporting. For the three months ended September 30, 2021, Appliances was presented in Other.

The following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2022	$3,961	$1,271	$1,011
	2021	3,964	1,242	991
Grooming	2022	1,625	503	404
	2021	1,687	518	417
Health Care	2022	2,757	800	617
	2021	2,676	695	529
Fabric & Home Care	2022	7,082	1,543	1,172
	2021	7,009	1,546	1,191
Baby, Feminine & Family Care	2022	4,934	1,055	805
	2021	4,864	1,075	826
Corporate	2022	253	(175)	(46)
	2021	138	(41)	172
Total Company	2022	$20,612	$4,997	$3,963
	2021	20,338	5,035	4,126

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2022	$13,296	$12,571	$7,589	$1,808	$4,436	$39,700
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	(344)	(254)	(217)	(29)	(95)	(939)
Goodwill at September 30, 2022	$12,952	$12,317	$7,372	$1,779	$4,341	$38,761
Goodwill decreased from June 30, 2022 primarily due to currency translation.
Identifiable intangible assets at September 30, 2022 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,890	$(6,284)
Intangible assets with indefinite lives	20,859	—
Total identifiable intangible assets	$29,749	$(6,284)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended September 30, 2022 and 2021 was $80 and $77, respectively.
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. We use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. If the resulting fair value is less than the asset's carrying value, that difference represents an impairment.
Most of our goodwill reporting units have fair value cushions that significantly exceed their underlying carrying values. In connection with the Grooming operating segment integration as described further in Note 3, we concluded that the Shave Care and Appliances categories are one reporting unit (Grooming) for goodwill impairment testing. Based on our impairment testing performed in the prior fiscal year, goodwill for the Grooming reporting unit has a fair value cushion of over 40%.
Based on our impairment testing performed in the prior fiscal year, the Gillette indefinite-lived intangible asset's fair value exceeded its carrying value by approximately 5% and is most susceptible to future impairment risk. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, market contraction from an economic recession and the Russia-Ukraine War, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a future impairment charge. The most significant assumptions utilized in the determination of the estimated fair value of the Gillette indefinite-lived intangible asset are the net sales growth rates (including residual growth rates), discount rate and royalty rates.
Net sales growth rates could be negatively impacted by reductions or changes in demand for our Grooming products, which may be caused by, among other things: changes in the use and frequency of grooming products, by shifts in demand away from one or more of our higher priced products to lower priced products or potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors, including the Russia-Ukraine War, could result in additional and prolonged devaluation of other countries' currencies relative to the U.S. dollar. The residual growth rates represent the expected rate at which the Gillette brand is expected to grow beyond the shorter-term business planning period. The residual growth rates utilized in our fair value estimates are consistent with the brand operating plans and approximate expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment.
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
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset during our annual impairment testing from the prior year, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rates to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our short-term and residual growth rates or a 50 basis-point decrease in our royalty rates, some of which would result in an impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rates	-50 bps Royalty Rate
Gillette indefinite-lived intangible asset	(6)%	(6)%	(3)%
Gillette's business results in the fiscal year ended June 30, 2022 exceeded the assumptions in our impairment testing from the prior year. However, during the three months ended September 30, 2022, the relative currency exchange rates devalued against the U.S. dollar and the inputs to the cost of capital determination increased. These macroeconomic changes place increased pressure on the fair value of the Gillette indefinite-lived intangible asset. Based on our assessment, we determined it is more likely than not that the fair value of the Gillette indefinite-lived intangible asset continues to exceed its carrying value of $14.1 billion as of September 30, 2022. Therefore, we have concluded that no triggering event has occurred in the current quarter. We will perform our annual impairment testing for goodwill and indefinite-lived intangible assets during the three months ended December 31, 2022.
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
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2022	2021
Net earnings	$3,963	$4,126
Less: Net earnings attributable to noncontrolling interests	24	14
Net earnings attributable to P&G (Diluted)	3,939	4,112
Less: Preferred dividends	71	70
Net earnings attributable to P&G available to common shareholders (Basic)	$3,868	$4,042

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,385.5	2,428.1
Add: Effect of dilutive securities
Convertible preferred shares (1)	77.4	80.5
Stock options and other unvested equity awards (2)	40.7	50.3
Diluted weighted average common shares outstanding	2,503.6	2,558.9

NET EARNINGS PER SHARE (3)
Basic	$1.62	$1.66
Diluted	$1.57	$1.61
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
(2)Excludes 18 million and 9 million for the three months ended September 30, 2022 and 2021, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.
Amounts in millions of dollars unless otherwise specified.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended September 30
	2022	2021
Share-based compensation expense	$105	$116
Net periodic benefit cost for pension benefits	43	48
Net periodic benefit credit for other retiree benefits	(132)	(103)

7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2022.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the three months ended September 30, 2022.
Cash equivalents were $5.1 billion and $6.0 billion as of September 30, 2022 and June 30, 2022, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $93 and $140 as of September 30, 2022 and June 30, 2022, respectively, including equity securities of $66 and $113 as of September 30, 2022 and June 30, 2022, respectively, and are presented in Other noncurrent assets. Investments are measured at fair value and primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets, and Level 2 are based on quoted market prices for similar instruments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized gains on equity securities were $9 during the three months ended September 30, 2022. Unrealized losses on equity securities were $(29) during the three months ended September 30, 2021. These unrealized gains/(losses) are recognized in Other non-operating income, net.
The fair value of long-term debt was $21.8 billion and $25.7 billion as of September 30, 2022 and June 30, 2022, respectively. This includes the current portion of long-term debt instruments ($2.2 billion and $3.6 billion as of September 30, 2022 and June 30, 2022, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2022 and June 30, 2022 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,743	$4,972	$—	$3	$(435)	$(307)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$11,877	$7,943	$877	$561	$(9)	$(1)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,620	$12,915	$877	$564	$(444)	$(308)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,108	$5,625	$4	$6	$(96)	$(61)

TOTAL DERIVATIVES AT FAIR VALUE	$19,728	$18,540	$881	$570	$(540)	$(369)
Amounts in millions of dollars unless otherwise specified.

The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $3.3 billion and $4.7 billion as of September 30, 2022 and June 30, 2022, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $9.4 billion and $11.2 billion as of September 30, 2022 and June 30, 2022, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is partially offset by the decrease in debt designated as a net investment hedge due to maturities. The net increase in the total amount of instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Before tax gains on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain Recognized in OCI on Derivatives
	Three Months Ended September 30
	2022	2021
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$708	$208
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $46 and $15 for the three months ended September 30, 2022 and 2021, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain recognized in Accumulated other comprehensive income (AOCI) for such instruments was $698 and $303 for the three months ended September 30, 2022 and 2021, respectively.

	Amount of Loss Recognized in Earnings
	Three Months Ended September 30
	2022	2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(131)	$(36)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(146)	$(24)
The loss on the derivatives in fair value hedging relationships is fully offset by the mark-to-market impact of the related exposure. These are both recognized in Interest expense. The loss on derivatives not designated as hedging instruments is substantially offset by the currency mark-to-market of the related exposure. These are both recognized in Selling, general and administrative expense (SG&A).

Amounts in millions of dollars unless otherwise specified.

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2022	$20	$27	$(12,236)	$(12,189)
OCI before reclassifications (1)	(2)	82	(712)	(632)
Amounts reclassified to the Consolidated Statement of Earnings (2)	—	5	—	5
Net current period OCI	(2)	87	(712)	(627)
Less: OCI attributable to non-controlling interests	—	—	(5)	(5)
Balance at September 30, 2022	$18	$114	$(12,943)	$(12,811)
(1)Net of tax (benefit)/expense of $(1), $9 and $330 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(2)Net of tax expense of $0, $2 and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively.
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
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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
The MD&A is organized into the following sections:
•Overview
•Summary of Results – Three months ended September 30, 2022
•Economic Conditions and Uncertainties
•Results of Operations – Three months ended September 30, 2022
•Business Segment Discussion – Three months ended September 30, 2022
•Liquidity and Capital Resources
•Reconciliation of Measures Not Defined by U.S. GAAP
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per share and operating cash flow. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP) that include organic sales growth, core net earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. The explanation at the end of the MD&A provides the definition of these non-GAAP measures, details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measure.
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

OVERVIEW
P&G is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in approximately 180 countries and territories, primarily through mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to individual consumers. We have on-the-ground operations in approximately 70 countries.
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
The table below lists our reportable segments, including the product categories and brand composition within each segment.

Reportable Segments	Product Categories (Sub-Categories)	Major Brands
Beauty	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
	Skin and Personal Care (Antiperspirants and Deodorants, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II
Grooming (1)	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
	Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
	Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
	Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
	Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1)Effective July 1, 2022, the Grooming Sector Business Unit completed the full integration of its Shave Care and Appliances categories to cohesively serve consumers' grooming needs. This transition included the integration of the management team, strategic decision-making, innovation plans, financial targets, budgets and internal management reporting.
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Net Sales	Net Earnings
Beauty	19%	25%
Grooming	8%	10%
Health Care	14%	16%
Fabric & Home Care	35%	29%
Baby, Feminine & Family Care	24%	20%
Total Company	100%	100%

SUMMARY OF RESULTS
The following are highlights of results for the three months ended September 30, 2022 versus the three months ended September 30, 2021:
•Net sales increased 1% to $20.6 billion. Growth was driven by low single-digit increases in Health Care, Fabric & Home Care and Baby, Feminine & Family Care, partially offset by a mid-single-digit decrease in Grooming. Net Sales in Beauty were unchanged. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 7%. Organic sales increased high single digits in Health Care and Fabric & Home Care and increased mid-single digits in Beauty, Grooming and Baby, Feminine & Family Care.
•Net earnings were $4.0 billion, a decrease of $163 million, or 4%, versus the prior year period due to a decrease in operating margin, partially offset by the increase in net sales.
•Net earnings attributable to Procter & Gamble were $3.9 billion, a decrease of $173 million, or 4%, versus the prior year.
•Diluted net earnings per share (EPS) decreased 2% to $1.57 due primarily to the decrease in net earnings, partially offset by a reduction in the weighted average shares outstanding.
•Operating cash flow was $4.1 billion. Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $3.4 billion. Adjusted free cash flow productivity was 86%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current macroeconomic factors remain very dynamic, and any causes of market size contraction, such as COVID-19 related disruptions or lockdowns, greater political unrest or instability in the Middle East, Central and Eastern Europe (including the ongoing Russia-Ukraine War), certain Latin American markets and the Korean peninsula could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity and input material prices, transportation costs, broader inflationary impacts and our own productivity efforts. We have significant exposures to certain commodities and input materials, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of these commodities and input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations, including due to COVID-19 related lockdowns, energy shortages, port congestions, labor constraints and freight container and truck shortages have impacted our costs and could do so in the future. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our gross margin, operating margin, net earnings and cash flows. Net sales could also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve and sustain cost improvement plans, including supply chain optimization and general overhead and workforce optimization. If we are not successful in executing and sustaining these changes, there could be a negative impact on our gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have both translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. Historically, weakening of certain foreign currencies versus the U.S. dollar have resulted in significant foreign exchange impacts leading to lower net sales, net earnings and cash flows. Certain countries experiencing significant exchange rate fluctuations such as Argentina, Brazil, United Kingdom, Japan, Russia and Turkey have had, and could continue to have, a significant impact on our net sales, net earnings and cash flows. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on the consumption of our products, which would negatively affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. We do not currently expect the Inflation Reduction Act to have a material impact on the Company's Consolidated Financial Statements. Our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, or any significant change in global tax policy adopted under the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy". Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, Egypt, Nigeria and Pakistan. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in these areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations in both countries. Our Ukraine business includes two manufacturing sites. We have approximately 500 employees including both manufacturing and non-manufacturing personnel. Our operations in Ukraine accounted for less than 1% of consolidated net sales and net earnings in fiscal 2022. Additionally, net assets of our Ukraine subsidiary, along with Ukraine related assets held by other subsidiaries, account for less than 1% of net assets as of September 30, 2022.
Our Russia business includes two manufacturing sites with a net book value of approximately $300 million as of September 30, 2022. We have approximately 1,800 employees, including both manufacturing and non-manufacturing personnel. In fiscal 2022, our operations in Russia accounted for less than 2% of consolidated net sales and less than 1% of net earnings. Additionally, net assets of our Russia subsidiaries, along with Russia related assets held by other subsidiaries, account for less than 2% of net assets as of September 30, 2022. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia.
Future impacts to the Company are difficult to predict due to the high level of uncertainty related to the war’s duration, evolution and resolution. Within Ukraine, there is a possibility of physical damage and destruction of our two manufacturing facilities. We may not be able to operate our manufacturing sites and source raw materials from our suppliers or ship finished products to our customers. Ultimately, these could result in impairments of our manufacturing plants and fixed assets or write-downs of other operating assets and working capital.
Within Russia, we may not be able to continue our reduced operations at current levels due to sanctions and counter-sanctions, monetary, currency or payment controls, legislative restrictions or policies, restrictions on access to financial institutions and supply and transportation challenges. Our suppliers, distributors and retail customers are also impacted by the war and their ability to successfully maintain their operations could also impact our operations or negatively impact the sales of our products.
More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation escalate beyond its current scope, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.
For a more complete discussion of the risks we encounter in our business, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2022.
RESULTS OF OPERATIONS – Three Months Ended September 30, 2022
The following discussion provides a review of results for the three months ended September 30, 2022 versus the three months ended September 30, 2021.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2022	2021	% Chg
Net sales	$20,612	$20,338	1%
Operating income	4,939	5,023	(2)%
Net earnings	3,963	4,126	(4)%
Net earnings attributable to Procter & Gamble	3,939	4,112	(4)%
Diluted net earnings per common share	1.57	1.61	(2)%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2022	2021	Basis Pt Chg
Gross margin	47.4%	49.0%	(160)
Selling, general & administrative expense	23.4%	24.3%	(90)
Operating income	24.0%	24.7%	(70)
Earnings before income taxes	24.2%	24.8%	(60)
Net earnings	19.2%	20.3%	(110)
Net earnings attributable to Procter & Gamble	19.1%	20.2%	(110)
Net Sales
Net sales for the quarter increased 1% to $20.6 billion. The increase in net sales was due to higher pricing of 9% and favorable mix of 1%, partially offset by unfavorable foreign exchange of 6% and a decrease in unit volume of 3%. Favorable mix was driven by the growth of the Skin & Personal Care and Personal Health Care businesses (both of which have higher than Company-average selling prices). Organic sales increased 7% on a 3% decrease in organic volume.
Net Sales increased low single digits in Health Care, Fabric & Home Care and Baby, Feminine & Family Care and decreased mid-single digits in Grooming. Net Sales in Beauty were unchanged. On a regional basis, volume decreased high single digits in Europe and decreased low single digits in North America and Greater China. These volume decreases were partially offset by a high single-digit increase in Latin America and low single-digit increases in Asia Pacific and IMEA.

	Net Sales Change Drivers 2022 vs. 2021 (Three Months Ended September 30, 2022) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(1)%	(1)%	(6)%	7%	(2)%	2%	—%
Grooming	—%	1%	(8)%	8%	(4)%	—%	(4)%
Health Care	(2)%	(2)%	(5)%	6%	4%	—%	3%
Fabric & Home Care	(4)%	(4)%	(6)%	11%	1%	(1)%	1%
Baby, Feminine & Family Care	(3)%	(3)%	(5)%	8%	1%	—%	1%
Total Company	(3)%	(3)%	(6)%	9%	1%	—%	1%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 160 basis points to 47.4% of net sales for the quarter. The decrease in gross margin was due to:
•510 basis points of increased commodity and input material costs,
•a 120 basis-point decline from unfavorable product mix, primarily due to the disproportionate slowdown of SK-II, Appliances and Fabric Enhancers products, all of which have higher than company-average gross margins,
•40 basis points of increased transportation costs,
•30 basis points of product and packaging investments,
•a 30 basis-point decline from unfavorable foreign exchange impacts and
•a 10 basis-point decline from decreased cost leverage.
These impacts were partially offset by
•a 470 basis-point increase due to higher pricing and
•110 basis points of manufacturing productivity savings.
Total SG&A spending decreased 2% to $4.8 billion due to decreased marketing spending partially offset by increased overhead costs and other operating costs. SG&A as a percentage of net sales decreased 90 basis points to 23.4% due primarily to a decrease in marketing spending as a percentage of sales, partially offset by an increase in overhead and other operating costs as a percentage of sales. Marketing spending as a percentage of net sales decreased 200 basis points due to the positive scale impacts of the net sales increase, increased savings in promotion-related and agency costs and lower media spending. Overhead costs as a percentage of net sales increased 30 basis points due to inflation and other cost increases, partially offset by the positive scale impacts of the net sales increase. Other operating expenses as a percentage of net sales increased 80 basis points due to a prior period gain on the sale of real estate and higher foreign exchange transactional charges. Productivity-driven cost savings delivered 120 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $123 million for the quarter, a $14 million increase versus the prior year period. Interest income was $42 million for the quarter, a $31 million increase versus the prior year period due to higher interest rates. Other non-operating income was $139 million, an increase of $29 million primarily due to a prior period unrealized loss on equity investments.
Income Taxes
For the three months ended September 30, 2022, the effective tax rate increased 260 basis points to 20.7% due to:
•a 130 basis-point increase from lower excess tax benefits of share-based compensation (a 60 basis-point benefit in the current period versus a 190 basis-point benefit in the prior year period),
•a 70 basis-point increase from discrete impacts related to uncertain tax positions (a 20 basis-point unfavorable impact in the current period versus a 50 basis-point favorable impact in the prior year period), and
•a 60 basis-point increase from unfavorable impacts from the geographic mix of current year earnings.
Net Earnings
Operating income decreased $84 million, or 2%, to $4.9 billion for the quarter, as the increase in net sales was more than fully offset by the decrease in operating margin, the components of which are described above. Net earnings decreased $163 million, or 4%, to $4.0 billion as the decrease in operating income and an increase in effective tax rate were partially offset by an increase in other non-operating income. Foreign exchange had a negative impact of approximately $381 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble decreased $173 million, or 4%, to $3.9 billion for the quarter. Diluted net earnings per share decreased 2% to $1.57 versus the prior year period due to the decrease in net earnings, partially offset by a reduction in the weighted average number of shares outstanding.
BUSINESS SEGMENT DISCUSSION – Three Months Ended September 30, 2022
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three month period ended September 30, 2022 is provided based on a comparison to the three month period ended September 30, 2021. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three months ended September 30, 2022 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2022
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,961	—%	$1,271	2%	$1,011	2%
Grooming	1,625	(4)%	503	(3)%	404	(3)%
Health Care	2,757	3%	800	15%	617	17%
Fabric & Home Care	7,082	1%	1,543	—%	1,172	(2)%
Baby, Feminine & Family Care	4,934	1%	1,055	(2)%	805	(3)%
Corporate	253	N/A	(175)	N/A	(46)	N/A
Total Company	$20,612	1%	$4,997	(1)%	$3,963	(4)%
Beauty
Three months ended September 30, 2022 compared with three months ended September 30, 2021
Beauty net sales were unchanged at $4.0 billion, as the positive impact from higher pricing of 7% and from acquisitions of 2% was fully offset by unfavorable foreign exchange of 6%, unfavorable mix of 2% (due primarily to the decline of SK-II brand, which has higher than segment-average selling prices) and a decrease in unit volume of 1%. Excluding the impact of acquisitions and foreign exchange, organic sales increased 4%. Global market share of the Beauty segment increased 0.5 points.
•Hair Care net sales decreased low single digits. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were partially offset by higher pricing (in all regions). The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia), Greater China (related to market contraction) and North America (due to market contraction and increased pricing). Organic sales increased mid-single digits driven by a double-digit growth in Latin America and Europe, a high single-digit growth in IMEA and a mid-single-digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Hair Care category decreased a point.
•Skin and Personal Care net sales increased low single digits. Positive impacts of a volume increase, higher pricing and a benefit from acquisitions were partially offset by unfavorable foreign exchange and unfavorable mix (due to the decline of SK-II brand, which has higher than category-average selling prices). Volume increase was primarily driven by growth in North America (due to innovation) and Latin America, partially offset by a decline in Greater China (due to pandemic-related lockdowns) and Asia Pacific. Organic sales increased mid-single digits as a mid-teens increase in North America was partially offset by a low single-digit decrease in Greater China. Global market share of the Skin and Personal Care category increased more than a point.
Net earnings increased 2% to $1.0 billion due to a 50 basis-point increase in net earnings margin. Net earnings margin increased due to a reduction in SG&A as a percentage of net sales, partially offset by a decrease in gross margin. The gross margin reduction was driven by increased commodity and input material costs, transportation costs and negative product mix due to the decline of the super-premium SK-II brand, partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending.
Grooming
Three months ended September 30, 2022 compared with three months ended September 30, 2021
Grooming net sales decreased 4% to $1.6 billion driven by unfavorable foreign exchange of 8% and unfavorable mix of 4% (due to decline of Appliances, which have higher than segment-average selling prices), partially offset by higher pricing of 8% (driven by Europe, North America, Latin America and Asia Pacific). Unit volume was unchanged as increases in Asia Pacific, Europe and IMEA were fully offset by a decline in North America (as a result of increased pricing) and a minor divestiture. Grooming organic sales increased 5% on a 1% increase in organic volume. Organic sales increased more than 20% in Asia Pacific, high teens in Latin America, mid-teens in IMEA and low single digits in Europe. This was partially offset by a low single-digit decline in North America. Global market share of the Grooming segment increased 0.7 points.
Net earnings decreased 3% to $404 million due to the decrease in net sales. Net earnings margin was unchanged as a decrease in SG&A as a percentage of net sales was mostly offset by a higher effective tax rate. The gross margin remained unchanged as increases due to higher pricing and manufacturing cost savings were fully offset by decreases due to commodity and input material cost increases, unfavorable foreign exchange and negative geographic mix caused by the disproportionate volume growth of Latin America and Asia Pacific (which have lower than segment-average gross margins). SG&A as a percentage of net sales decreased as increased efficiencies in marketing spending were partially offset by the negative scale impacts of the net sales decrease. The higher effective tax rate was driven by a higher proportion of net sales in North America, which has higher than Company-average tax rates.
Health Care
Three months ended September 30, 2022 compared with three months ended September 30, 2021
Health Care net sales increased 3% to $2.8 billion driven by higher pricing of 6% and favorable mix of 4% (due to volume growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices), partially offset by unfavorable foreign exchange of 5% and a decrease in unit volume of 2%. Organic sales increased 8%. Global market share of the Health Care segment decreased 0.7 points.
•Oral Care net sales decreased low single digits. Negative impacts of a volume decline and unfavorable foreign exchange were partially offset by increased pricing and favorable product mix (driven by the growth of power brush and premium paste products, both of which have higher than category-average selling prices). Volume decline was primarily driven by North America (due to market contraction and increased pricing), Europe (due to portfolio reduction in Russia and increased pricing), Greater China (due to market contraction) and IMEA, partially offset by growth in Latin America. Organic sales increased low single digits driven by an increase of about 20% in Latin America and low single digits in North America, partially offset by low single-digit decreases in Europe and Greater China. Global market share of the Oral Care category decreased slightly.
•Personal Health Care net sales increased double digits. Positive impacts of a volume increase, higher pricing (driven primarily by North America and Latin America) and favorable mix (due to the disproportionate volume growth of North America and respiratory products, both of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Volume increase was driven by growth in North America and Europe (both due to a stronger respiratory season), partially offset by a decline in IMEA (versus a base period impacted by pandemic-related consumption increases in certain markets). Organic sales increased high teens driven by growth in all regions led by a more than 20% growth in North America, about 20% growth in Europe and double-digit growth in Latin America. Global market share of the Personal Health Care category decreased more than half a point.
Net earnings increased 17% to $617 million due to the increase in net sales and a 260 basis-point increase in net earnings margin. Net earnings margin increased due primarily to a decrease in SG&A as a percentage of net sales and a slight increase in gross margin. The increase in gross margin was driven by increased pricing and favorable mix (caused by the disproportionate growth of respiratory products that have higher than segment-average gross margins), mostly offset by increased commodity and input material costs. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and higher efficiencies in marketing spending.

Fabric & Home Care
Three months ended September 30, 2022 compared with three months ended September 30, 2021
Fabric & Home Care net sales increased 1% to $7.1 billion driven by higher pricing of 11% and favorable mix of 1% (due to a disproportionate volume decline in Europe, which has lower than segment-average selling prices), partially offset by unfavorable foreign exchange of 6% and a decrease in unit volume of 4%. Organic sales increased 8%. Global market share of the Fabric & Home Care segment was unchanged.
•Fabric Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by North America, Europe and Latin America) and favorable mix (due to a volume decline in Europe, which has lower than category-average selling prices) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was primarily driven by declines in Europe (due to portfolio reduction in Russia and increased pricing) and North America (due to market contraction) partially offset by growth in Asia Pacific, Latin America and IMEA. Organic sales increased high single digits driven by a more than 30% growth in Latin America, more than 20% growth in IMEA, mid-teens growth in Asia Pacific, mid-single digit growth in North America and low single-digit growth in Europe. Global market share of the Fabric Care category decreased less than a point.
•Home Care net sales were unchanged. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable mix (due to a volume decline in Europe, which has lower than category-average selling prices) were fully offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven by declines in Europe and North America, both due to market contraction versus a high base period of increased consumption of cleaning products. Organic sales increased high single digits driven by about 40% growth in Latin America, double-digit growth in Europe and mid-single-digit growth in North America. Global market share of the Home Care category increased a point.
Net earnings decreased 2% to $1.2 billion as the increase in net sales was more than offset by a 50 basis-point reduction in net earnings margin. Net earnings margin decreased due primarily to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was driven by an increase in commodity and input material costs, transportation costs, unfavorable foreign exchange and negative product mix (due to decline of fabric enhancers that have higher than segment-average gross margins), partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale benefits of the net sales increase and increased efficiencies in marketing spending.
Baby, Feminine & Family Care
Three months ended September 30, 2022 compared with three months ended September 30, 2021
Baby, Feminine & Family Care net sales increased 1% to $4.9 billion driven by higher pricing of 8% and favorable product and geographic mix of 1%, partially offset by unfavorable foreign exchange of 5% and a decrease in unit volume of 3%. Organic sales increased 6%. Global market share of the Baby, Feminine & Family Care segment was unchanged.
•Baby Care net sales decreased low single digits. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were partially offset by higher pricing (driven primarily by Europe, North America and Latin America) and favorable product mix (due to a higher proportion of pants, which have higher than category-average selling prices). The volume decrease was driven by declines in Europe (due primarily to portfolio reduction in Russia), North America and Greater China (due to market contraction), partially offset by growth in Latin America and IMEA. Organic sales increased mid-single digits driven by more than 30% growth in Latin America, low teens growth in IMEA, mid-single-digit growth in North America and low single-digit growth in Europe, partially offset by high single-digit decline in Greater China. Global market share of the Baby Care category increased more than half a point.
•Feminine Care net sales increased mid-single digits. Positive impacts of higher pricing (driven primarily by North America and Europe) and favorable mix (due to volume decline in Europe, which has lower than category-average selling prices) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven by declines in Europe (due to portfolio reduction in Russia), North America (due to supply constraints) and IMEA (due to increased pricing in certain markets), partially offset by growth in Latin America. Organic sales increased double digits driven by growth in all regions led by a more than 30% increase in Latin America, mid-teens increase in Europe and double-digit increases in North America and Asia Pacific. Global market share of the Feminine Care category increased half a point.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by higher pricing, partially offset by a decrease in unit volume (due to market contraction and increased competitive activity). Organic sales also increased low single digits. North America share of the Family Care category decreased more than a point.
Net earnings decreased 3% to $805 million as the increase in net sales was more than offset by a 70 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and input material costs and transportation costs, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale benefits of the net sales increase and increased efficiencies in marketing spending.
Corporate
Corporate includes certain operating and non-operating activities not allocated to specific business segments. These include but are not limited to incidental businesses managed at the corporate level, gains and losses related to certain divested brands or businesses, impacts from various financing and investing activities, impacts related to employee benefits, asset impairments and restructuring activities including manufacturing and workforce optimization. Corporate also includes reconciling items to adjust the accounting policies used within the reportable segments to U.S. GAAP. The most notable ongoing reconciling item is income taxes, which adjusts the blended statutory rates that are reflected in the reportable segments to the overall Company effective tax rate.
Corporate net sales improved by $115 million to $253 million, due to an increase in sales of incidental businesses managed at the corporate level. Corporate net earnings decreased $218 million to a loss of $46 million as the benefit of the net sales growth was more than offset by higher foreign exchange transactional charges, lower current period tax benefits (primarily lower excess tax benefits of share-based compensation), prior period gain on the sale of real estate and increased commodity costs tied to the aforementioned incidental businesses.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $4.1 billion of cash from operating activities fiscal year to date, a decrease of $573 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $4.6 billion of operating cash flow. Working capital and other impacts used $530 million of cash in the period. Accounts receivable increased, using $740 million of cash, driven by sales growth across regions. Days sales outstanding increased by two days. Total inventories increased, consuming $893 million of cash driven by increased safety stock levels to strengthen supply chain sufficiency amidst business growth and increased commodity costs. Days on hand increased by four days. Accounts payable, accrued and other net operating assets and liabilities increased, generating $1.0 billion of cash, driven by higher trade payables from an increase in supply chain activities and current year tax accruals in excess of estimated payments. This is partially offset by the payment of prior fiscal year-end incentive compensation and other salary-related accruals. Days payable outstanding increased by one day.
Investing Activities
Investing activities used $832 million of cash fiscal year to date primarily driven by capital expenditures.
Financing Activities
Financing activities used $3.5 billion of net cash fiscal year to date. We used $4.0 billion for treasury stock purchases and $2.3 billion for dividends. We generated $2.6 billion from net debt increases and $188 million from the exercise of stock options and other impacts.
As of September 30, 2022, our current liabilities exceeded current assets by $14.1 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

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
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share excluding items that are not judged to be part of the Company's sustainable results or trends. For the three months ended September 30, 2022 and September 30, 2021, there were no adjustments to or reconciling items for diluted net earnings per share. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used when evaluating senior management in determining their at-risk compensation.

Organic sales growth:

Three Months Ended September 30, 2022	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	—%	6%	(2)%	4%
Grooming	(4)%	8%	1%	5%
Health Care	3%	5%	—%	8%
Fabric & Home Care	1%	6%	1%	8%
Baby, Feminine & Family Care	1%	5%	—%	6%
Total Company	1%	6%	—%	7%
(1)Acquisitions & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Adjusted free cash flow (dollar amounts in millions):

Three Months Ended September 30, 2022
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$4,070	$(890)	$225	$3,405

Adjusted free cash flow productivity (dollar amounts in millions):

Three Months Ended September 30, 2022
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$3,405	$3,963	86%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2022. Additional information can be found in Note 9 - Risk Management Activities and Fair Value Measurements of the Consolidated Financial Statements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chairman of the Board, President and Chief Executive Officer, Jon R. Moeller, and the Company’s Chief Financial Officer, Andre Schulten, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Messrs. Moeller and Schulten have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including Messrs. Moeller and Schulten, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2022 - 7/31/2022	6,223,741	$144.15	4,865,898	(3)
8/01/2022 - 8/31/2022	11,296,995	$146.06	11,296,995	(3)
9/01/2022 - 9/30/2022	12,025,751	$137.21	12,025,751	(3)
Total	29,546,487	$142.06	28,188,644
(1)All transactions are reported on a trade date basis and were made in the open market with large financial institutions. This table excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions. The Company administers cashless exercises through an independent third party and does not repurchase stock in connection with cashless exercises.
(2)Average price paid per share for open market transactions excludes commission.
(3)On October 19, 2022, the Company stated that in fiscal year 2023 the Company expects to reduce outstanding shares through direct share repurchases at a value of $6 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

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

THE PROCTER & GAMBLE COMPANY

October 19, 2022	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)