Form 10-Q
period 2022-12-31
PROCTER & GAMBLE Co
filed 2023-01-19
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
Yes ☐     No ☑ False
There were 2,359,144,096 shares of Common Stock outstanding as of December 31, 2022.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2022	2021	2022	2021
NET SALES	$20,773	$20,953	$41,385	$41,291
Cost of products sold	10,897	10,664	21,743	21,029
Selling, general and administrative expense	5,091	5,121	9,918	10,071
OPERATING INCOME	4,785	5,168	9,724	10,191
Interest expense	(171)	(106)	(294)	(215)
Interest income	66	10	108	21
Other non-operating income, net	155	167	294	277
EARNINGS BEFORE INCOME TAXES	4,835	5,239	9,832	10,274
Income taxes	876	997	1,910	1,906
NET EARNINGS	3,959	4,242	7,922	8,368
Less: Net earnings attributable to noncontrolling interests	26	19	50	33
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,933	$4,223	$7,872	$8,335

NET EARNINGS PER SHARE (1)
Basic	$1.63	$1.72	$3.25	$3.39
Diluted	$1.59	$1.66	$3.16	$3.27

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,481.2	2,544.2	2,492.4	2,551.6
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2022	2021	2022	2021
NET EARNINGS	$3,959	$4,242	$7,922	$8,368
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	379	(241)	(333)	(706)
Unrealized gains/(losses) on investment securities	(1)	2	(3)	7
Unrealized gains/(losses) on defined benefit retirement plans	(76)	737	11	879
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	302	498	(325)	180
TOTAL COMPREHENSIVE INCOME	4,261	4,740	7,597	8,548
Less: Total comprehensive income attributable to noncontrolling interests	23	19	42	33
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,238	$4,721	$7,555	$8,515

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2022	June 30, 2022
Assets
CURRENT ASSETS
Cash and cash equivalents			$6,854	$7,214
Accounts receivable			5,767	5,143
INVENTORIES
Materials and supplies			2,232	2,168
Work in process			946	856
Finished goods			4,363	3,900
Total inventories			7,541	6,924
Prepaid expenses and other current assets			1,704	2,372
TOTAL CURRENT ASSETS			21,866	21,653
PROPERTY, PLANT AND EQUIPMENT, NET			21,167	21,195
GOODWILL			39,951	39,700
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,594	23,679
OTHER NONCURRENT ASSETS			11,137	10,981
TOTAL ASSETS			$117,715	$117,208

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,153	$14,882
Accrued and other liabilities			10,293	9,554
Debt due within one year			14,300	8,645
TOTAL CURRENT LIABILITIES			38,746	33,081
LONG-TERM DEBT			20,582	22,848
DEFERRED INCOME TAXES			6,462	6,809
OTHER NONCURRENT LIABILITIES			7,200	7,616
TOTAL LIABILITIES			72,990	70,354
SHAREHOLDERS’ EQUITY
Preferred stock			831	843
Common stock – shares issued –	December 2022	4,009.2
	June 2022	4,009.2	4,009	4,009
Additional paid-in capital			66,145	65,795
Reserve for ESOP debt retirement			(870)	(916)
Accumulated other comprehensive loss			(12,506)	(12,189)
Treasury stock			(129,012)	(123,382)
Retained earnings			115,858	112,429
Noncontrolling interest			270	265
TOTAL SHAREHOLDERS’ EQUITY			44,725	46,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$117,715	$117,208

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended December 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2022	2,369,697	$4,009	$834	$65,955	($870)	($12,811)	($127,205)	$114,163	$259	$44,334
Net earnings								3,933	26	3,959
Other comprehensive income/(loss)						305			(3)	302
Dividends and dividend equivalents ($0.9133 per share):
Common								(2,168)		(2,168)
Preferred								(70)		(70)
Treasury stock purchases	(14,426)						(2,002)			(2,002)
Employee stock plans	3,441			189			193			382
Preferred stock conversions	432		(3)	1			2			—
ESOP debt impacts					—			—		—
Noncontrolling interest, net				—					(12)	(12)
BALANCE DECEMBER 31, 2022	2,359,144	$4,009	$831	$66,145	($870)	($12,506)	($129,012)	$115,858	$270	$44,725

	Six Months Ended December 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								7,872	50	7,922
Other comprehensive income/(loss)						(317)			(8)	(325)
Dividends and dividend equivalents (1.8266 per share):
Common								(4,357)		(4,357)
Preferred								(141)		(141)
Treasury stock purchases	(42,615)						(6,002)			(6,002)
Employee stock plans	6,452			348			362			710
Preferred stock conversions	1,430		(12)	2			10			—
ESOP debt impacts					46			55		101
Noncontrolling interest, net				—					(37)	(37)
BALANCE DECEMBER 31, 2022	2,359,144	$4,009	$831	$66,145	($870)	($12,506)	($129,012)	$115,858	$270	$44,725
See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended December 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2021	2,419,948	$4,009	$859	$65,148	($964)	($14,062)	($117,240)	$108,361	$297	$46,408
Net earnings								4,223	19	4,242
Other comprehensive income/(loss)						498			—	498
Dividends and dividend equivalents ($0.8698 per share):
Common								(2,108)		(2,108)
Preferred								(70)		(70)
Treasury stock purchases	(31,433)						(4,754)			(4,754)
Employee stock plans	7,986			284			448			732
Preferred stock conversions	565		(3)	—			3			—
ESOP debt impacts					(1)			(13)		(14)
Noncontrolling interest, net				—					(41)	(41)
BALANCE DECEMBER 31, 2021	2,397,066	$4,009	$856	$65,432	($965)	($13,564)	($121,543)	$110,393	$275	$44,893

	Six Months Ended December 31, 2021
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Add-itional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comp-rehensive Income/(Loss)	Treasury Stock	Retained Earnings	Non-controlling Interest	Total Share-holders' Equity
	Shares	Amount
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								8,335	33	8,368
Other comprehensive income/(loss)						180			—	180
Dividends and dividend equivalents (1.7396 per share):
Common								(4,226)		(4,226)
Preferred								(140)		(140)
Treasury stock purchases	(50,786)						(7,504)			(7,504)
Employee stock plans	16,423			584			922			1,506
Preferred stock conversions	1,723		(14)	2			12			—
ESOP debt impacts					41			50		91
Noncontrolling interest, net				(2)					(34)	(36)
BALANCE DECEMBER 31, 2021	2,397,066	$4,009	$856	$65,432	($965)	($13,564)	($121,543)	$110,393	$275	$44,893

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2022	2021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$7,214	$10,288
OPERATING ACTIVITIES
Net earnings	7,922	8,368
Depreciation and amortization	1,316	1,395
Share-based compensation expense	250	268
Deferred income taxes	(398)	(101)
Gain on sale of assets	(3)	(82)
Changes in:
Accounts receivable	(654)	(644)
Inventories	(655)	(840)
Accounts payable, accrued and other liabilities	177	1,431
Other operating assets and liabilities	(535)	(84)
Other	224	53
TOTAL OPERATING ACTIVITIES	7,644	9,764
INVESTING ACTIVITIES
Capital expenditures	(1,598)	(1,717)
Proceeds from asset sales	8	97
Acquisitions, net of cash acquired	(76)	(349)
Other investing activity	344	3
TOTAL INVESTING ACTIVITIES	(1,322)	(1,966)
FINANCING ACTIVITIES
Dividends to shareholders	(4,486)	(4,353)
Additions to short-term debt with original maturities of more than three months	10,447	6,747
Reductions in short-term debt with original maturities of more than three months	(3,260)	(1,730)
Net reductions to other short-term debt	(1,759)	(1,124)
Additions to long-term debt	—	2,136
Reductions in long-term debt	(1,877)	(1,673)
Treasury stock purchases	(6,002)	(7,504)
Impact of stock options and other	437	1,215
TOTAL FINANCING ACTIVITIES	(6,500)	(6,286)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(182)	(256)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(360)	1,256
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$6,854	$11,544
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
•Grooming: Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre-and Post-Shave Products, Other Grooming);
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
Fabric Care	23%	22%	23%	23%
Home Care	11%	11%	11%	11%
Skin and Personal Care	10%	10%	10%	10%
Baby Care	10%	11%	10%	10%
Hair Care	8%	9%	9%	9%
Family Care	8%	8%	8%	8%
Grooming (2)	8%	7%	8%	7%
Oral Care	8%	8%	8%	8%
Feminine Care	7%	6%	7%	6%
Personal Health Care	7%	6%	6%	6%
Other	—%	2%	—%	2%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
(2)Effective July 1, 2022, the Grooming Sector Business Unit completed the full integration of its Shave Care and Appliances categories to cohesively serve consumers' grooming needs. This transition included the integration of the management team, strategic decision-making, innovation plans, financial targets, budgets and internal management reporting. For the three and six months ended December 31, 2021, Appliances was presented in Other.

The following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2022	$3,807	$1,145	$911	$7,768	$2,416	$1,922
	2021	3,926	1,179	947	7,890	2,421	1,938
Grooming	2022	1,643	496	404	3,268	999	808
	2021	1,811	576	476	3,498	1,094	893
Health Care	2022	3,051	887	686	5,808	1,687	1,303
	2021	2,976	905	701	5,652	1,600	1,230
Fabric & Home Care	2022	7,032	1,538	1,171	14,114	3,081	2,343
	2021	6,972	1,463	1,137	13,981	3,009	2,328
Baby, Feminine & Family Care	2022	5,065	1,112	848	9,999	2,167	1,653
	2021	5,116	1,187	914	9,980	2,262	1,740
Corporate	2022	175	(343)	(61)	428	(518)	(107)
	2021	152	(71)	67	290	(112)	239
Total Company	2022	$20,773	$4,835	$3,959	$41,385	$9,832	$7,922
	2021	20,953	5,239	4,242	41,291	10,274	8,368

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2022	$13,296	$12,571	$7,589	$1,808	$4,436	$39,700
Acquisitions and divestitures	—	—	—	—	34	34
Translation and other	88	53	44	4	28	217
Goodwill at December 31, 2022	$13,384	$12,624	$7,633	$1,812	$4,498	$39,951
Goodwill increased from June 30, 2022 primarily due to minor brand acquisitions in the Baby, Feminine & Family Care segment and currency translation.
Identifiable intangible assets at December 31, 2022 were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,897	$(6,268)
Intangible assets with indefinite lives	20,965	—
Total identifiable intangible assets	$29,862	$(6,268)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended December 31, 2022 and 2021 was $79 and $74, respectively. For the six-months ended December 31, 2022 and 2021, amortization expense was $159 and $151, respectively.
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. We use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. If the resulting fair value is less than the asset's carrying value, that difference represents an impairment.
Most of our goodwill reporting units have fair value cushions that significantly exceed their underlying carrying values. In connection with the Grooming operating segment integration as described further in Note 3, we concluded that the Shave Care and Appliances categories are one reporting unit (Grooming) for goodwill impairment testing. Based on our impairment testing performed during the three months ended December 31, 2022, our Grooming goodwill reporting unit, which is comprised entirely of acquired businesses, has a fair value cushion of over 30% and the Gillette indefinite-lived intangible asset's fair value exceeded its carrying value by approximately 5%.
The Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, market contraction from an economic recession and the Russia-Ukraine War, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a future impairment charge. Further reduction of the Gillette business activities in Russia could reduce the estimated fair value by up to 5%.
The most significant assumptions utilized in the determination of the estimated fair value of the Gillette indefinite-lived intangible asset are the net sales growth rates (including residual growth rates), discount rate and royalty rates.
Net sales growth rates could be negatively impacted by reductions or changes in demand for our Gillette products, which may be caused by, among other things: changes in the use and frequency of grooming products, shifts in demand away from one or more of our higher priced products to lower priced products or potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors, including the Russia-Ukraine War, could result in additional and prolonged devaluation of other countries' currencies relative to the U.S. dollar. The residual growth rates represent the expected rate at which the Gillette brand is expected to grow beyond the shorter-term business planning period. The residual growth rates utilized in our fair value estimates are consistent with the brand operating plans and approximate expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment.
The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the
Amounts in millions of dollars unless otherwise specified.

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
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset during our annual impairment testing, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rates to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our short-term and residual growth rates or a 50 basis-point decrease in our royalty rates, which may result in an impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rates	-50 bps Royalty Rate
Gillette indefinite-lived intangible asset	(6)%	(6)%	(4)%
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
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
Net earnings	$3,959	$4,242	$7,922	$8,368
Less: Net earnings attributable to noncontrolling interests	26	19	50	33
Net earnings attributable to P&G (Diluted)	3,933	4,223	7,872	8,335
Less: Preferred dividends	70	70	141	140
Net earnings attributable to P&G available to common shareholders (Basic)	$3,863	$4,153	$7,731	$8,195

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,365.9	2,413.4	2,375.7	2,420.7
Add: Effect of dilutive securities
Convertible preferred shares (1)	76.7	79.6	77.0	80.1
Stock options and other unvested equity awards (2)	38.6	51.2	39.7	50.8
Diluted weighted average common shares outstanding	2,481.2	2,544.2	2,492.4	2,551.6

NET EARNINGS PER SHARE (3)
Basic	$1.63	$1.72	$3.25	$3.39
Diluted	$1.59	$1.66	$3.16	$3.27
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
(2)Excludes 22 million and 14 million for the three months ended December 31, 2022 and 2021, respectively, and 19 million and 13 million for the six months ended December 31, 2022 and 2021, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Amounts in millions of dollars unless otherwise specified.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
Share-based compensation expense	$145	$152	$250	$268
Net periodic benefit cost for pension benefits	44	47	87	95
Net periodic benefit credit for other retiree benefits	(132)	(119)	(264)	(222)
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2022.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis for the six months ended December 31, 2022.
Cash equivalents were $5.1 billion and $6.0 billion as of December 31, 2022 and June 30, 2022, respectively, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $86 and $140 as of December 31, 2022 and June 30, 2022, respectively, including equity securities of $60 and $113 as of December 31, 2022 and June 30, 2022, respectively, and are presented in Other noncurrent assets. Investments measured at fair value are primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets. Level 2 are based on quoted market prices for similar instruments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized losses on equity securities were $1 and $2 during the three months ended December 31, 2022 and 2021, respectively. Unrealized gains/(losses) on equity securities were $8 and $(31) during the six months ended December 31, 2022 and 2021, respectively. These unrealized gains/(losses) are recognized in Other non-operating income, net.
The fair value of long-term debt was $22.7 billion and $25.7 billion as of December 31, 2022 and June 30, 2022, respectively. This includes the current portion of long-term debt instruments ($3.6 billion as of December 31, 2022 and June 30, 2022). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2022 and June 30, 2022 are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,983	$4,972	$—	$3	$(484)	$(307)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$11,381	$7,943	$47	$561	$(474)	$(1)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,364	$12,915	$47	$564	$(958)	$(308)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$5,203	$5,625	$47	$6	$(4)	$(61)

TOTAL DERIVATIVES AT FAIR VALUE	$20,567	$18,540	$94	$570	$(962)	$(369)
Amounts in millions of dollars unless otherwise specified.

The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $3.5 billion and $4.7 billion as of December 31, 2022 and June 30, 2022, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $10.2 billion and $11.2 billion as of December 31, 2022 and June 30, 2022, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is partially offset by the decrease in debt designated as a net investment hedge due to maturities. The net increase in the total amount of instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $911 and $219 as of December 31, 2022 and June 30, 2022, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$(1,013)	$218	$(305)	$426
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $69 and $17 for the three months ended December 31, 2022 and 2021, respectively. The amount of gain excluded from effectiveness testing was $115 and $32 for the six months ended December 31, 2022 and 2021, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(862) and $264 for the three months ended December 31, 2022 and 2021, respectively. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(164) and $567 for the six months ended December 31, 2022 and 2021, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(49)	$(61)	$(180)	$(97)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$95	$54	$(51)	$30
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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Post-retirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2022	$20	$27	$(12,236)	$(12,189)
OCI before reclassifications (1)	(3)	2	(333)	(334)
Amounts reclassified to the Consolidated Statement of Earnings (2)	—	9	—	9
Net current period OCI	(3)	11	(333)	(325)
Less: OCI attributable to non-controlling interests	—	—	(8)	(8)
Balance at December 31, 2022	$17	$38	$(12,561)	$(12,506)
(1)Net of tax (benefit)/expense of $(1), $(4) and $(110) for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(2)Net of tax (benefit)/expense of $0, $4 and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively.
Postretirement benefit plan amounts are reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs.
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
The MD&A is organized into the following sections:
•Overview
•Summary of Results – Six months ended December 31, 2022
•Economic Conditions and Uncertainties
•Results of Operations – Three and Six Months Ended December 31, 2022
•Business Segment Discussion – Three and Six Months Ended December 31, 2022
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and six months ended December 31, 2022:

	Three Months Ended December 31, 2022		Six Months Ended December 31, 2022
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	23%	19%	24%
Grooming	8%	10%	8%	10%
Health Care	15%	17%	14%	16%
Fabric & Home Care	34%	29%	34%	29%
Baby, Feminine & Family Care	25%	21%	25%	21%
Total Company	100%	100%	100%	100%
SUMMARY OF RESULTS
The following are highlights of results for the six months ended December 31, 2022 versus the six months ended December 31, 2021:
•Net sales were unchanged versus the prior period, at $41.4 billion. Net sales increased by low single-digits in Health Care and Fabric & Home Care and were fully offset by a decrease of high single digits in Grooming and low single digits in Beauty. Net Sales in Baby, Feminine & Family Care was unchanged. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 6%. Organic sales increased high single digits in Health Care and Fabric & Home Care, increased mid-single digits in Baby, Feminine & Family Care and increased low single digits in Grooming and Beauty.
•Net earnings were $7.9 billion, a decrease of $446 million, or 5%, versus the prior year period due to a decrease in operating margin.
•Net earnings attributable to Procter & Gamble were $7.9 billion, a decrease of $463 million, or 6%, versus the prior year.
•Diluted net earnings per share (EPS) decreased 3% to $3.16 due primarily to the decrease in net earnings, partially offset by a reduction in the weighted average shares outstanding.
•Operating cash flow was $7.6 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and transitional tax payments resulting from the U.S. Tax Act beginning in 2019, was $6.3 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings, was 79%.
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
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity and input material prices, transportation and labor costs, broader inflationary impacts and our own productivity efforts. We have significant exposures to certain commodities and input materials, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of these commodities and input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations, including due to COVID-19 related lockdowns, energy shortages, port congestions, labor constraints, freight container and truck shortages and inflation have impacted our costs and could do so in the future. We strive to implement, achieve and sustain cost improvement plans, including supply chain optimization and general overhead and workforce optimization. Increased pricing in response to certain inflationary impacts or cost increases may also offset portions of the impacts, however such increases may impact product consumption. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our net sales, gross margin, operating margin, net earnings and cash flows.
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
Government Policies. Our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. On August 16, 2022, the "Inflation Reduction Act" (H.R. 5376) was signed into law in the United States. We do not currently expect the Inflation Reduction Act to have a material impact on the Company's Consolidated Financial Statements. Our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, or any significant change in global tax policy adopted under the current work being led by the OECD for the G20 focused on "Addressing the Challenges of the Digitalization of the Economy". Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, Egypt, Nigeria and Pakistan. Our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in the above areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations in both countries. Our Ukraine business includes two manufacturing sites. We have approximately 500 employees including both manufacturing and non-manufacturing personnel. Our operations in Ukraine accounted for less than 1% of consolidated net sales and net earnings in fiscal 2022. Additionally, net assets of our Ukraine subsidiary, along with Ukraine related assets held by other subsidiaries, account for less than 1% of net assets as of December 31, 2022.
Our Russia business includes two manufacturing sites with a net book value of approximately $250 million as of December 31, 2022. We have approximately 1,800 employees, including both manufacturing and non-manufacturing personnel. In fiscal 2022, our operations in Russia accounted for less than 2% of consolidated net sales and less than 1% of net earnings. Additionally, net assets of our Russia subsidiaries, along with Russia related assets held by other subsidiaries, account for less than 2% of net assets as of December 31, 2022. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia.
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

RESULTS OF OPERATIONS – Three Months Ended December 31, 2022
The following discussion provides a review of results for the three months ended December 31, 2022 versus the three months ended December 31, 2021.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2022	2021	% Chg
Net sales	$20,773	$20,953	(1)%
Operating income	4,785	5,168	(7)%
Net earnings	3,959	4,242	(7)%
Net earnings attributable to Procter & Gamble	3,933	4,223	(7)%
Diluted net earnings per common share	1.59	1.66	(4)%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2022	2021	Basis Pt Chg
Gross margin	47.5%	49.1%	(160)
Selling, general & administrative expense	24.5%	24.4%	10
Operating income	23.0%	24.7%	(170)
Earnings before income taxes	23.3%	25.0%	(170)
Net earnings	19.1%	20.2%	(110)
Net earnings attributable to Procter & Gamble	18.9%	20.2%	(130)
Net Sales
Net sales for the quarter decreased 1% to $20.8 billion. The decrease in net sales was due to unfavorable foreign exchange of 6% and a decrease in unit volume of 6%, partially offset by higher pricing of 10% and favorable mix of 1%. Favorable mix was driven by the disproportionate growth in Personal Health Care (which has higher than Company-average selling prices) and the disproportionate decline of Europe (which has lower than Company-average selling prices). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%.
Net Sales increased low single digits in Health Care and Fabric & Home Care, decreased high single digits in Grooming and decreased low single digits in Beauty and Baby, Feminine & Family Care. On a regional basis, volume decreased low teens in Europe, decreased high single digits in Greater China and decreased low single digits in North America, Asia Pacific and IMEA. Volume in Latin America was unchanged.

	Net Sales Change Drivers 2022 vs. 2021 (Three Months Ended December 31, 2022) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(4)%	(4)%	(8)%	9%	(2)%	2%	(3)%
Grooming	(8)%	(8)%	(9)%	11%	(3)%	—%	(9)%
Health Care	(1)%	(1)%	(6)%	5%	4%	—%	2%
Fabric & Home Care	(7)%	(7)%	(7)%	13%	2%	—%	1%
Baby, Feminine & Family Care	(6)%	(6)%	(5)%	8%	2%	—%	(1)%
Total Company	(6)%	(6)%	(6)%	10%	1%	—%	(1)%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 160 basis points to 47.5% of net sales for the quarter. The decrease in gross margin was due to:
•380 basis points of increased commodity and input material costs,
•a 130 basis-point decline from unfavorable mix due to the growth of premium products (which have lower than Company-average gross margins) and the disproportionate decline of the super-premium SK-II brand,
•90 basis points due to capacity start-up costs and other impacts,
•20 basis points of increased transportation costs,
•20 basis points of product and packaging investments,
•a 60 basis-point decline from unfavorable foreign exchange impacts and
•a 10 basis-point decline from decreased cost leverage.
These impacts were partially offset by
•a 470 basis-point increase due to higher pricing and
•80 basis points of manufacturing productivity savings.
Total SG&A spending decreased 1% to $5.1 billion due to decreased marketing spending partially offset by increased overhead costs and other operating costs. SG&A as a percentage of net sales increased 10 basis points to 24.5% due to an increase in overhead and other operating costs as a percentage of sales, partially offset by a decrease in marketing spending as a percentage of sales. Marketing spending as a percentage of net sales decreased 90 basis points due primarily to the positive scale impacts of the organic sales increase. Overhead costs as a percentage of net sales increased 40 basis points due to wage inflation and other cost increases, partially offset by the positive scale impacts of the organic sales increase. Other operating expenses as a percentage of net sales increased 50 basis points due primarily to higher foreign exchange transactional charges. Productivity-driven cost savings delivered 30 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $171 million for the quarter, an increase of $65 million versus the prior year period due to an increase in short-term debt and higher interest rates. Interest income was $66 million for the quarter, an increase of $56 million versus the prior year period due to higher interest rates. Other non-operating income was $155 million, a decrease of $12 million versus the prior year period.
Income Taxes
For the three months ended December 31, 2022, the effective tax rate decreased 90 basis points versus the prior year period to 18.1% due to:
•a 180 basis-point decrease primarily due to the recognition of operating loss carryforwards partially offset by changes to foreign-derived intangible income and
•a 30 basis-point decrease from discrete impacts related to uncertain tax positions (a 20 basis-point favorable impact in the current period versus a 10 basis-point unfavorable impact in the prior year period).
These decreases were partially offset by a 120 basis-point increase from lower excess tax benefits of share-based compensation (an 80 basis-point benefit in the current period versus a 200 basis-point benefit in the prior year period).

Net Earnings
Operating income decreased $383 million, or 7%, to $4.8 billion for the quarter, due to the decrease in net sales and the decrease in operating margin, the components of which are described above. Net earnings decreased $283 million, or 7%, to $4.0 billion as the decrease in operating income was partially offset by a decrease in effective tax rate. Foreign exchange had a negative impact of approximately $405 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble decreased $290 million, or 7%, to $3.9 billion for the quarter. Diluted net earnings per share decreased 4% to $1.59 versus the prior year period due to the decrease in net earnings, partially offset by a reduction in the weighted average number of shares outstanding.
RESULTS OF OPERATIONS – Six Months Ended December 31, 2022
The following discussion provides a review of results for the six months ended December 31, 2022 versus the six months ended December 31, 2021.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2022	2021	% Chg
Net sales	$41,385	$41,291	—%
Operating income	9,724	10,191	(5)%
Net earnings	7,922	8,368	(5)%
Net earnings attributable to Procter & Gamble	7,872	8,335	(6)%
Diluted net earnings per common share	3.16	3.27	(3)%

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2022	2021	Basis Pt Chg
Gross margin	47.5%	49.1%	(160)
Selling, general & administrative expense	24.0%	24.4%	(40)
Operating income	23.5%	24.7%	(120)
Earnings before income taxes	23.8%	24.9%	(110)
Net earnings	19.1%	20.3%	(120)
Net earnings attributable to Procter & Gamble	19.0%	20.2%	(120)
Net Sales
Net sales for the period were unchanged versus the previous period at $41.4 billion on a 4% decrease in unit volume. Higher pricing increased net sales by 9%. Positive mix increased net sales by 1% driven by the disproportionate growth in Personal Health Care (which has higher than Company-average selling prices) and the disproportionate decline of Europe (which has lower than Company-average selling prices). Unfavorable foreign exchange had a 6% negative impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 6%.
Net sales increased low single digits in Health Care and Fabric & Home Care and decreased high single digits in Grooming and low single digits in Beauty. Net sales was unchanged for Baby, Feminine & Family Care. On a regional basis, volume decreased double digits in Europe, mid-single digits in Greater China and low single digits in North America and IMEA. Volume increased low single digits in Latin America and Asia Pacific.

	Net Sales Change Drivers 2022 vs. 2021 (Six Months Ended December 31, 2022) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(2)%	(3)%	(7)%	8%	(2)%	1%	(2)%
Grooming	(4)%	(4)%	(9)%	10%	(4)%	—%	(7)%
Health Care	(1)%	(1)%	(5)%	5%	4%	—%	3%
Fabric & Home Care	(6)%	(5)%	(7)%	12%	1%	1%	1%
Baby, Feminine & Family Care	(4)%	(4)%	(5)%	8%	1%	—%	—%
Total Company	(4)%	(4)%	(6)%	9%	1%	—%	—%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 160 basis points to 47.5% of net sales for the period. The decrease in gross margin was due to:
•450 basis points of increased commodity and input material costs,
•a 80 basis-point decline from unfavorable mix due to the growth of premium products (which have lower than Company-average gross margins) and the disproportionate decline of the super-premium SK-II brand,
•40 basis points of increased transportation costs,
•30 basis points of product and packaging investments,
•40 basis points due to capacity start-up costs and other impacts,
•a 40 basis-point decline from unfavorable foreign exchange impacts and
•a 10 basis-point decline from decreased cost leverage.
These impacts were partially offset by
•a 440 basis-point increase due to higher pricing and
•90 basis points of manufacturing productivity savings.
Total SG&A spending decreased 2% to $9.9 billion due to decreased marketing spending partially offset by increased overhead costs and other operating costs. SG&A as a percentage of net sales decreased 40 basis points to 24% due primarily to a decrease in marketing spending as a percentage of sales, partially offset by an increase in overhead and other operating costs as a percentage of sales. Marketing spending as a percentage of net sales decreased 150 basis points due to the positive scale impacts of the organic sales increase, increased savings in promotion-related and agency costs and lower media spending. Overhead costs as a percentage of net sales increased 40 basis points due to wage inflation and other cost increases, partially offset by the positive scale impacts of the organic sales increase. Other operating expenses as a percentage of net sales increased 60 basis points due to a prior period gain on the sale of real estate and higher foreign exchange transactional charges. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $294 million for the period, an increase of $79 million versus the prior year period due to an increase in short-term debt and higher interest rates. Interest income was $108 million for the period, an increase of $87 million versus the prior year period due to higher interest rates. Other non-operating income was $294 million, an increase of $17 million primarily due to a prior period unrealized loss on equity investments.
Income Taxes
For the six months ended December 31, 2022, the effective tax rate increased 80 basis points versus the prior year period to 19.4% due to:
•a 120 basis-point increase from lower excess tax benefits of share-based compensation (a 70 basis-point benefit in the current period versus a 190 basis-point benefit in the prior year period),
•a 30 basis-point increase from unfavorable impacts from the geographic mix of current year earnings and
•a 20 basis-point increase from discrete impacts related to uncertain tax positions (a 0 basis-point impact in the current period versus a 20 basis-point favorable impact in the prior year period).
These increases are partially offset by a 90 basis-point decrease primarily due to the recognition of operating loss carryforwards partially offset by changes to foreign-derived intangible income.
Net Earnings
Operating income decreased $467 million, or 5%, to $9.7 billion for the period due to the decrease in operating margin, the components of which are described above. Net earnings decreased $446 million or, 5%, to $7.9 billion for the fiscal year to date period due to the decrease in operating income and an increase in the effective tax rate. Foreign exchange had a negative impact of approximately $786 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble decreased $463 million or, 6%, to $7.9 billion for the fiscal year to date period. Diluted net earnings per share decreased 3% to $3.16 versus the prior year period due to the decrease in net earnings, partially offset by a reduction in the weighted average number of shares outstanding.

BUSINESS SEGMENT DISCUSSION – Three and Six Months Ended December 31, 2022
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six month periods ended December 31, 2022 is provided based on a comparison to the three and six month periods ended December 31, 2021. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and six months ended December 31, 2022 versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2022
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,807	(3)%	$1,145	(3)%	$911	(4)%
Grooming	1,643	(9)%	496	(14)%	404	(15)%
Health Care	3,051	2%	887	(2)%	686	(2)%
Fabric & Home Care	7,032	1%	1,538	5%	1,171	3%
Baby, Feminine & Family Care	5,065	(1)%	1,112	(6)%	848	(7)%
Corporate	175	N/A	(343)	N/A	(61)	N/A
Total Company	$20,773	(1)%	$4,835	(8)%	$3,959	(7)%

	Six Months Ended December 31, 2022
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$7,768	(2)%	$2,416	—%	$1,922	(1)%
Grooming	3,268	(7)%	999	(9)%	808	(10)%
Health Care	5,808	3%	1,687	5%	1,303	6%
Fabric & Home Care	14,114	1%	3,081	2%	2,343	1%
Baby, Feminine & Family Care	9,999	—%	2,167	(4)%	1,653	(5)%
Corporate	428	N/A	(518)	N/A	(107)	N/A
Total Company	$41,385	—%	$9,832	(4)%	$7,922	(5)%
Beauty
Three months ended December 31, 2022 compared with three months ended December 31, 2021
Beauty net sales decreased 3% to $3.8 billion, as the negative impacts of unfavorable foreign exchange of 8%, unfavorable mix of 2% (due primarily to the decline of the SK-II brand, which has higher than segment-average selling prices) and a decrease in unit volume of 4% were partially offset by the favorable benefits of higher pricing of 9% and acquisitions of 2%. Excluding the impact of acquisitions and foreign exchange, organic sales increased 3%. Global market share of the Beauty segment increased 0.3 points.
•Hair Care net sales decreased mid-single digits. Negative impacts of unfavorable foreign exchange and a decrease in unit volume were partially offset by higher pricing (across all regions). The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia and increased pricing), Greater China (due to market contraction and COVID-related disruptions), Asia Pacific (due to increased pricing) and North America (due to market contraction). Organic sales increased mid-single digits driven by a high teens increase in Latin America and high single-digit increases in Europe and North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Hair Care category decreased a point.
•Skin and Personal Care net sales decreased low single digits. Negative impacts of unfavorable mix (due to the decline of the super premium SK-II brand) and unfavorable foreign exchange were partially offset by higher pricing (across all regions), a unit volume increase and benefit from acquisitions. Volume increase was primarily driven by growth in Greater China (due to innovation), North America (due to innovation) and Latin America, partially offset by a decline in Asia Pacific (due to increased pricing). Organic sales increased low single digits as a double digit increase in North America was partially offset by a low single-digit decrease in Greater China. Global market share of the Skin and Personal Care category increased more than a point.
Net earnings decreased 4% to $0.9 billion due to the decrease in net sales and a 20 basis-point decrease in net earnings margin. Net earnings margin decreased as a decrease in gross margin and a higher effective tax rate were offset by a reduction in SG&A as a percentage of net sales. The gross margin reduction was driven by increased commodity and input material costs, unfavorable foreign exchange impacts and negative product mix (due to the decline of the super-premium SK-II brand), partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending, partially offset by an increase in overhead spending. The higher effective tax rate was driven by unfavorable geographic mix.
Six months ended December 31, 2022 compared with six months ended December 31, 2021
Beauty net sales decreased 2% to $7.8 billion, as the negative impacts of unfavorable foreign exchange of 7%, unfavorable mix of 2% (due primarily to the decline of the SK-II brand, which has higher than segment-average selling prices) and a 2% decrease in unit volume were partially offset by higher pricing of 8% and benefit from acquisitions of 2%. Excluding the impact of acquisitions and foreign exchange, organic sales increased 3% on a 3% decrease in organic volume. Global market share of the Beauty segment increased 0.3 points.
•Hair Care net sales decreased low single digits. Negative impacts of unfavorable foreign exchange and a decrease in unit volume were partially offset by higher pricing (driven by all regions). The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia and increased pricing), Greater China (due to market contraction and COVID-related disruptions) and North America (due to market contraction and increased pricing). Organic sales increased mid-single digits driven by a mid-teens growth in Latin America, a high single-digit growth in Europe and a mid-single-digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Hair Care category decreased a point.
•Skin and Personal Care net sales were unchanged. Positive impacts of higher pricing (driven primarily by Greater China and North America), a unit volume increase and benefit from acquisitions were fully offset by unfavorable mix (due to the decline of the SK-II brand, which has higher than category-average selling prices) and unfavorable foreign exchange. The volume increase was primarily driven by growth in North America, Greater China (due to innovation) and Latin America, partially offset by a decline in Asia Pacific (due to increased pricing). Organic sales increased low single digits as a low teens increase in North America was partially offset by a low single-digit decrease in Greater China. Global market share of the Skin and Personal Care category increased more than a point.
Net earnings decreased 1% to $1.9 billion due to the decrease in net sales, partially offset by a 10 basis-point increase in net earnings margin. Net earnings margin increased as a reduction in SG&A as a percentage of net sales was mostly offset by a decrease in gross margin and an increase in effective tax rate. The gross margin reduction was driven by increased commodity and input material costs and negative product mix (due to the decline of the super-premium SK-II brand), partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending, partially offset by an increase in overhead spending. The higher effective tax rate was due to unfavorable geographic mix.
Grooming
Three months ended December 31, 2022 compared with three months ended December 31, 2021
Grooming net sales decreased 9% to $1.6 billion driven by unfavorable foreign exchange of 9%, a decrease in unit volume of 8% and unfavorable mix of 3% (due to disproportionate decline of Appliances, which has higher than segment-average selling prices), partially offset by higher pricing of 11% (primarily driven by Europe, North America and Latin America). The volume decline was driven primarily by Europe (due to market contraction and retailer inventory reductions of appliances), North America and Asia Pacific (both due to market contraction). Grooming organic sales were unchanged as a high teens increase in Latin America, a double digit increase in IMEA and a low single-digit increase in North America were fully offset by mid-single-digit decreases in Europe and Asia Pacific. Global market share of the Grooming segment increased 0.8 points.
Net earnings decreased 15% to $404 million due to the decrease in net sales and a 170 basis-point decline in net earnings margin. Net earnings margin declined due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decrease was driven by commodity and input material cost increases, unfavorable foreign exchange and negative product mix, partially offset by higher pricing and manufacturing cost savings. SG&A as a percentage of net sales increased as the negative scale impacts of the net sales decrease and an increase in overhead spending were partially offset by a decrease in marketing spending.
Six months ended December 31, 2022 compared with six months ended December 31, 2021
Grooming net sales decreased 7% to $3.3 billion driven by unfavorable foreign exchange of 9%, a 4% decrease in unit volume and unfavorable mix of 4% (due to decline of Appliances, which have higher than segment-average selling prices), partially offset by higher pricing of 10% (driven primarily by Europe, North America and Latin America). The volume decrease was primarily driven by decreases in Europe (due to portfolio reduction in Russia and market contraction) and North America (due to market contraction and increased pricing). Grooming organic sales increased 2% as high teens growth in Latin America, low teens growth in IMEA and a mid-single-digit growth in Asia Pacific were partially offset by a low single-digit decline in Europe. Global market share of the Grooming segment increased 0.7 points.

Net earnings decreased 10% to $808 million due to the decrease in net sales and an 80 basis-point reduction in net earnings margin. Net earnings margin declined due to a decrease in gross margin and an increase in SG&A as a percentage of net sales. The gross margin decrease was driven by commodity and input material cost increases, unfavorable foreign exchange and unfavorable product mix, partially offset by higher pricing and manufacturing cost savings. SG&A as a percentage of net sales increased as the negative scale impacts of the net sales decrease and an increase in overhead spending was partially offset by higher efficiencies in marketing spending.
Health Care
Three months ended December 31, 2022 compared with three months ended December 31, 2021
Health Care net sales increased 2% to $3.1 billion driven by higher pricing of 5% and favorable mix of 4% (due to volume growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices), partially offset by unfavorable foreign exchange of 6% and a decrease in unit volume of 1%. Organic sales increased 8%. Global market share of the Health Care segment decreased 0.1 points.
•Oral Care net sales decreased mid-single digits. Negative impacts of an unfavorable foreign exchange and a volume decline were partially offset by increased pricing (driven by North America and Europe) and favorable product mix. Volume decline was primarily driven by Europe (due to portfolio reduction in Russia and increased pricing) and Greater China (due to COVID-related disruptions), partially offset by growth in Asia Pacific. Organic sales increased low single digits driven by mid-teen increases in Latin America and Asia Pacific and a low single-digit increase in North America, partially offset by a high single-digit decrease in Greater China. Global market share of the Oral Care category was unchanged.
•Personal Health Care net sales increased low teens. Positive impacts of a favorable mix (due to the disproportionate volume growth of North America and respiratory products, both of which have higher than category-average selling prices), higher pricing (driven by North America, Europe, Latin America and Asia Pacific) and a volume increase were partially offset by unfavorable foreign exchange. Volume increase was primarily driven by growth in North America due to a stronger respiratory season. Organic sales increased high-teens driven by a more than 20% growth in North America, a mid-teens growth in Latin America and a double-digit growth in Europe. Global market share of the Personal Health Care category increased less than half a point.
Net earnings decreased 2% to $686 million as the increase in net sales was more than fully offset by a 110 basis-point decrease in net earnings margin. Net earnings margin decreased due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. The decrease in gross margin was driven by increased commodity and input material costs and unfavorable mix (due to the growth of premium priced products with lower than segment-average gross margins), partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and higher efficiencies in marketing spending.
Six months ended December 31, 2022 compared with six months ended December 31, 2021
Health Care net sales increased 3% to $5.8 billion driven by higher pricing of 5% and favorable mix of 4% (due to volume growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices), partially offset by unfavorable foreign exchange of 5% and a 1% decrease in unit volume. Organic sales increased 8%. Global market share of the Health Care segment decreased 0.4 points.
•Oral Care net sales decreased mid-single digits. Negative impacts of unfavorable foreign exchange and a unit volume decline were partially offset by increased pricing (driven primarily by North America and Europe) and favorable product mix. Volume decline was primarily driven by Europe (due to portfolio reduction in Russia and increased pricing), North America (due to market contraction and increased pricing) and Greater China (due to COVID-related disruptions). Organic sales increased low single digits driven by a high teens increase in Latin America, a double digit increase in Asia Pacific and a low single-digit increase in North America, partially offset by a mid-single-digit decrease in Greater China. Global market share of the Oral Care category was unchanged.
•Personal Health Care net sales increased low teens. Positive impacts of higher pricing (driven primarily by North America and Latin America), a unit volume increase and favorable mix (due to the disproportionate growth of North America and respiratory products, both of which have higher than category-average selling prices) were partially offset by unfavorable foreign exchange. Volume increase was primarily driven by growth in North America (due primarily to a stronger respiratory season) and Latin America, partially offset by a decline in IMEA (versus a base period impacted by pandemic-related consumption increases in certain markets). Organic sales increased high-teens driven by growth in all regions led by a more than 20% increase in North America, a mid-teens increase in Europe and a low teens increase in Latin America. Global market share of the Personal Health Care category was unchanged.
Net earnings increased 6% to $1.3 billion due to the increase in net sales and a 60 basis-point increase in net earnings margin. Net earnings margin increased due primarily to a decrease in SG&A as a percentage of net sales, partially offset by a decrease in gross margin. The decrease in gross margin was driven by increased commodity and input material costs and unfavorable mix (due to the growth of premium priced products with lower than segment-average gross margins), partially offset by increased pricing. SG&A as a percentage of net sales decreased due to higher efficiencies in marketing spending and the positive scale impacts of the net sales increase.
Fabric & Home Care
Three months ended December 31, 2022 compared with three months ended December 31, 2021
Fabric & Home Care net sales increased 1% to $7.0 billion driven by higher pricing of 13% and favorable mix of 2% (due to a disproportionate volume decline in Europe, which has lower than segment-average selling prices), partially offset by unfavorable foreign exchange of 7% and a decrease in unit volume of 7%. Organic sales increased 8%. Global market share of the Fabric & Home Care segment decreased 0.2 points.
•Fabric Care net sales increased low single digits. The positive impacts of higher pricing (driven by all regions) and favorable mix (due to a volume decline in Europe, which has lower than category-average selling prices) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was primarily driven by declines in Europe (due to increased pricing and portfolio reduction in Russia), North America (due to market contraction) and Greater China, partially offset by growth in Asia Pacific. Organic sales increased high single digits driven by more than 20% increases in Latin America and IMEA, a double digit increase in Asia Pacific and mid-single-digit increases in North America and Europe. Global market share of the Fabric Care category decreased more than a point.
•Home Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable mix (due to a volume decline in Europe, which has lower than category-average selling prices) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was driven by declines in Europe and North America, both due to market contraction. Organic sales increased high single digits driven by a low teens growth in Europe and a mid-single-digit growth in North America. Global market share of the Home Care category increased more than a point.
Net earnings increased 3% to $1.2 billion due to the increase in net sales and a 40 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin and a reduction in SG&A as a percentage of net sales, partially offset by a higher effective tax rate. The gross margin increase was driven by higher pricing partially offset by an increase in commodity and input material costs and unfavorable foreign exchange. SG&A as a percentage of net sales decreased due to increased efficiencies in marketing spending and a reduction in overhead spending. The higher effective tax rate was driven by a higher proportion of net sales in North America, which has higher than Company-average tax rates.
Six months ended December 31, 2022 compared with six months ended December 31, 2021
Fabric & Home Care net sales increased 1% to $14.1 billion driven by higher pricing of 12% and favorable mix of 1% (due to a disproportionate volume decline in Europe, which has lower than segment-average selling prices), partially offset by unfavorable foreign exchange of 7% and a 6% decrease in unit volume. Organic sales increased 8%. Global market share of the Fabric & Home Care segment decreased 0.1 points.
•Fabric Care net sales increased low single digits. Positive impact of higher pricing (driven by all regions) was partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was primarily driven by declines in Europe (due to increased pricing and portfolio reduction in Russia) and North America (due to market contraction), partially offset by growth in Asia Pacific. Organic sales increased high single digits driven by more than 20% increases in Latin America and IMEA, a low teens increase in Asia Pacific and mid-single-digit increases in North America and Europe. Global market share of the Fabric Care category decreased more than a point.
•Home Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable mix (due to a volume decline in Europe, which has lower than category-average selling prices) were fully offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven by declines in Europe and North America, both due to market contraction. Organic sales increased high single digits driven by a low-teens growth in Europe and a mid-single-digit growth in North America. Global market share of the Home Care category increased more than a point.
Net earnings increased 1% to $2.3 billion due to the increase in net sales. Net earnings margin was unchanged as the reduction in gross margin and a higher effective tax rate were fully offset by a reduction in SG&A as a percentage of net sales. The gross margin decrease was driven by an increase in commodity and input material costs, transportation costs, unfavorable foreign exchange and premium product mix (which have lower than segment-average gross margins), partially offset by increased pricing. SG&A as a percentage of net sales decreased due to increased efficiencies in marketing spending. The higher effective tax rate was driven by a higher proportion of net sales in North America, which has higher than Company-average tax rates.

Baby, Feminine & Family Care
Three months ended December 31, 2022 compared with three months ended December 31, 2021
Baby, Feminine & Family Care net sales decreased 1% to $5.1 billion due to unfavorable foreign exchange of 5% and a decrease in unit volume of 6%, partially offset by higher pricing of 8% and favorable product and geographic mix of 2%. Organic sales increased 4%. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points.
•Baby Care net sales decreased mid-single digits. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were partially offset by higher pricing (across all regions). The volume decrease was driven primarily by declines in Europe (due to increased pricing and portfolio reduction in Russia), North America (due to increased pricing) and Greater China (due to market contraction). Organic sales increased low single digits driven by a nearly 30% growth in Latin America and low single-digit growth in North America and Europe, partially offset by a low teens decline in Greater China. Global market share of the Baby Care category was unchanged.
•Feminine Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable mix (due primarily to disproportionate decline of Europe, which has lower than category-average selling prices) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was primarily driven by declines in Europe (due to increased pricing and portfolio reduction in Russia), IMEA (due to increased pricing) and Greater China (due to market contraction). Organic sales increased high single digits driven by a low teens increase in Europe and a double-digit increase in North America. Global market share of the Feminine Care category increased half a point.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by higher pricing, partially offset by a decrease in unit volume (due to increased pricing and market contraction). Organic sales also increased low single digits. North America market share of the Family Care category decreased more than a point.
Net earnings decreased 7% to $848 million due to the decrease in net sales and a 110 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and input material costs, partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to increased efficiencies in marketing spending.
Six months ended December 31, 2022 compared with six months ended December 31, 2021
Baby, Feminine & Family Care net sales was unchanged at $10.0 billion as the positive impacts of higher pricing of 8% and favorable mix of 1% (due to disproportionate decline of Europe, which has lower than segment-average selling prices) were fully offset by unfavorable foreign exchange of 5% and a 4% decrease in unit volume. Organic sales increased 5%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales decreased mid-single digits. Negative impacts of unfavorable foreign exchange and a decrease in unit volume were partially offset by higher pricing (across all regions). The volume decrease was driven primarily by declines in Europe (due to increased pricing and portfolio reduction in Russia), North America (due to increased pricing) and Greater China. Organic sales increased mid-single digits driven by a more than 30% growth in Latin America, a high single-digit growth in IMEA and a low single-digit growth in North America, partially offset by a double-digit decrease in Greater China. Global market share of the Baby Care category increased nearly half a point.
•Feminine Care net sales increased mid-single digits. Positive impacts of higher pricing (driven primarily by North America and Europe) and favorable mix (due to disproportionate decline in Europe, which has lower than category-average selling prices) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia and increased pricing) and IMEA (due to increased pricing). Organic sales increased double digits driven by growth in all regions led by a low-teens increase in Europe and a double-digit increase in North America. Global market share of the Feminine Care category increased half a point.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by higher pricing, partially offset by a decrease in unit volume (due to increased pricing and market contraction). Organic sales also increased low single digits. North America share of the Family Care category decreased more than a point.
Net earnings decreased 5% to $1.7 billion due to a 90 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and input material costs, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to increased efficiencies in marketing spending.

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
Corporate net sales improved by $23 million to $175 million for the quarter and improved by $138 million to $428 million for the fiscal year to date, due to an increase in sales of incidental businesses managed at the corporate level. Corporate net earnings decreased $128 million to a loss of $61 million for the quarter as net sales growth of incidental businesses and a lower effective tax rate were more than offset by increased commodity costs tied to incidental businesses and higher foreign exchange transactional charges. For the fiscal year to date period, Corporate net earnings declined by $346 million to a loss of $107 million, as the net sales growth of incidental businesses and a lower effective tax rate were more than offset by increased commodity costs tied to the incidental businesses, prior period gain on the sale of real estate and higher foreign exchange transactional charges.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $7.6 billion of cash from operating activities fiscal year to date, a decrease of $2.1 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $9.1 billion of operating cash flow. Working capital and other impacts used $1.4 billion of cash in the period. Accounts receivable increased, using $654 million of cash, driven by sales growth across regions. Days sales outstanding increased by two days. Total inventories increased, consuming $655 million of cash driven by increased safety stock levels to strengthen supply chain sufficiency and increased commodity costs. Days on hand increased by four days. Accounts payable, accrued and other net operating assets and liabilities decreased, using $358 million of cash, primarily driven by post-retirement contributions and excess payments over accruals for salary and incentive compensation. This was partially offset by the impact of extended payment terms with suppliers. Days payable outstanding decreased by four days.
Investing Activities
Investing activities used $1.3 billion of cash fiscal year to date primarily driven by capital expenditures.
Financing Activities
Financing activities used $6.5 billion of net cash fiscal year to date. We used $6.0 billion for treasury stock purchases and $4.5 billion for dividends. We generated $3.6 billion from net debt increases and $437 million from the exercise of stock options and other impacts.
As of December 31, 2022, our current liabilities exceeded current assets by $16.9 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital spending and adjusted for transitional tax payments resulting from the U.S. Tax Act beginning in 2019. Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. Management views adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
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
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share excluding items that are not judged to be part of the Company's sustainable results or trends. For the three and six months ended December 31, 2022 and December 31, 2021, there were no adjustments to or reconciling items for diluted net earnings per share. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used when evaluating senior management in determining their at-risk compensation.
Organic sales growth:

Three Months Ended December 31, 2022	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(3)%	8%	(2)%	3%
Grooming	(9)%	9%	—%	—%
Health Care	2%	6%	—%	8%
Fabric & Home Care	1%	7%	—%	8%
Baby, Feminine & Family Care	(1)%	5%	—%	4%
Total Company	(1)%	6%	—%	5%
(1)Acquisitions & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Six Months Ended December 31, 2022	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(2)%	7%	(2)%	3%
Grooming	(7)%	9%	—%	2%
Health Care	3%	5%	—%	8%
Fabric & Home Care	1%	7%	—%	8%
Baby, Feminine & Family Care	—%	5%	—%	5%
Total Company	—%	6%	—%	6%
(1)Acquisitions & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Adjusted free cash flow (dollar amounts in millions):

Six Months Ended December 31, 2022
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$7,644	$(1,598)	$225	$6,271

Adjusted free cash flow productivity (dollar amounts in millions):

Six Months Ended December 31, 2022
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$6,271	$7,922	79%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2022 - 10/31/2022	5,472,573	$127.91	5,472,573	(3)
11/01/2022 - 11/30/2022	4,643,725	$139.97	4,643,725	(3)
12/01/2022 - 12/31/2022	4,298,255	$151.22	4,298,255	(3)
Total	14,414,553	$138.75	14,414,553
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
(3)On January 19, 2023, the Company stated that in fiscal year 2023 the Company expects to reduce outstanding shares through direct share repurchases at a value of $6 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 6.	Exhibits

3-1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3-2
Regulations (as approved by the Board of Directors on December 13, 2022, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company’s Current Report on Form 8-K filed December 13, 2022)

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

THE PROCTER & GAMBLE COMPANY

January 19, 2023	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)