Form 10-Q
period 2023-03-31
PROCTER & GAMBLE Co
filed 2023-04-21
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
Yes ☐     No ☑ False
There were 2,356,969,322 shares of Common Stock outstanding as of March 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2023	2022	2023	2022
NET SALES	$20,068	$19,381	$61,453	$60,672
Cost of products sold	10,404	10,326	32,147	31,355
Selling, general and administrative expense	5,416	5,031	15,334	15,102
OPERATING INCOME	4,248	4,024	13,972	14,215
Interest expense	(222)	(109)	(516)	(324)
Interest income	83	9	191	30
Other non-operating income, net	179	147	473	424
EARNINGS BEFORE INCOME TAXES	4,288	4,071	14,120	14,345
Income taxes	864	704	2,774	2,610
NET EARNINGS	3,424	3,367	11,346	11,735
Less: Net earnings attributable to noncontrolling interests	27	12	77	45
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,397	$3,355	$11,269	$11,690

NET EARNINGS PER SHARE (1)
Basic	$1.41	$1.37	$4.67	$4.76
Diluted	$1.37	$1.33	$4.53	$4.59

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	2,473.2	2,530.2	2,486.0	2,544.4
(1)Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2023	2022	2023	2022
NET EARNINGS	$3,424	$3,367	$11,346	$11,735
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	259	23	(74)	(683)
Unrealized gains/(losses) on investment securities	1	—	(2)	7
Unrealized gains/(losses) on defined benefit retirement plans	(19)	89	(8)	968
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	241	112	(84)	292
TOTAL COMPREHENSIVE INCOME	3,665	3,479	11,262	12,027
Less: Total comprehensive income attributable to noncontrolling interests	28	8	70	41
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,637	$3,471	$11,192	$11,986

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2023	June 30, 2022
Assets
CURRENT ASSETS
Cash and cash equivalents			$7,596	$7,214
Accounts receivable			5,471	5,143
INVENTORIES
Materials and supplies			2,010	2,168
Work in process			966	856
Finished goods			4,507	3,900
Total inventories			7,483	6,924
Prepaid expenses and other current assets			1,755	2,372
TOTAL CURRENT ASSETS			22,305	21,653
PROPERTY, PLANT AND EQUIPMENT, NET			21,564	21,195
GOODWILL			40,718	39,700
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,832	23,679
OTHER NONCURRENT ASSETS			11,432	10,981
TOTAL ASSETS			$119,851	$117,208

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$13,790	$14,882
Accrued and other liabilities			10,523	9,554
Debt due within one year			13,717	8,645
TOTAL CURRENT LIABILITIES			38,030	33,081
LONG-TERM DEBT			22,874	22,848
DEFERRED INCOME TAXES			6,422	6,809
OTHER NONCURRENT LIABILITIES			7,104	7,616
TOTAL LIABILITIES			74,430	70,354
SHAREHOLDERS’ EQUITY
Preferred stock			822	843
Common stock – shares issued –	March 2023	4,009.2
	June 2022	4,009.2	4,009	4,009
Additional paid-in capital			66,316	65,795
Reserve for ESOP debt retirement			(821)	(916)
Accumulated other comprehensive loss			(12,266)	(12,189)
Treasury stock			(130,002)	(123,382)
Retained earnings			117,082	112,429
Noncontrolling interest			281	265
TOTAL SHAREHOLDERS’ EQUITY			45,421	46,854
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$119,851	$117,208

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2022	2,359,144	$4,009	$831	$66,145	($870)	($12,506)	($129,012)	$115,858	$270	$44,725
Net earnings								3,397	27	3,424
Other comprehensive income/(loss)						240			1	241
Dividends and dividend equivalents ($0.9133 per share):
Common								(2,160)		(2,160)
Preferred								(69)		(69)
Treasury stock purchases	(9,406)						(1,351)			(1,351)
Employee stock plans	6,290			170			353			523
Preferred stock conversions	941		(9)	1			8			—
ESOP debt impacts					49			56		105
Noncontrolling interest, net				—					(17)	(17)
BALANCE MARCH 31, 2023	2,356,969	$4,009	$822	$66,316	($821)	($12,266)	($130,002)	$117,082	$281	$45,421

	Nine Months Ended March 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								11,269	77	11,346
Other comprehensive income/(loss)						(77)			(7)	(84)
Dividends and dividend equivalents ($2.7399 per share):
Common								(6,517)		(6,517)
Preferred								(210)		(210)
Treasury stock purchases	(52,021)						(7,353)			(7,353)
Employee stock plans	12,742			518			715			1,233
Preferred stock conversions	2,371		(21)	3			18			—
ESOP debt impacts					95			111		206
Noncontrolling interest, net				—					(54)	(54)
BALANCE MARCH 31, 2023	2,356,969	$4,009	$822	$66,316	($821)	($12,266)	($130,002)	$117,082	$281	$45,421
See accompanying Notes to Consolidated Financial Statements.

	Three Months Ended March 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2021	2,397,066	$4,009	$856	$65,432	($965)	($13,564)	($121,543)	$110,393	$275	$44,893
Net earnings								3,355	12	3,367
Other comprehensive income/(loss)						116			(4)	112
Dividends and dividend equivalents ($0.8698 per share):
Common								(2,092)		(2,092)
Preferred								(68)		(68)
Treasury stock purchases	(7,909)						(1,249)			(1,249)
Employee stock plans	9,108			180			512			692
Preferred stock conversions	1,032		(10)	2			8			—
ESOP debt impacts					49			57		106
Noncontrolling interest, net				—					(15)	(15)
BALANCE MARCH 31, 2022	2,399,297	$4,009	$846	$65,614	($916)	($13,448)	($122,272)	$111,645	$268	$45,746

	Nine Months Ended March 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								11,690	45	11,735
Other comprehensive income/(loss)						296			(4)	292
Dividends and dividend equivalents ($2.6094 per share):
Common								(6,318)		(6,318)
Preferred								(208)		(208)
Treasury stock purchases	(58,695)						(8,753)			(8,753)
Employee stock plans	25,531			764			1,434			2,198
Preferred stock conversions	2,755		(24)	4			20			—
ESOP debt impacts					90			107		197
Noncontrolling interest, net				(2)					(49)	(51)
BALANCE MARCH 31, 2022	2,399,297	$4,009	$846	$65,614	($916)	($13,448)	($122,272)	$111,645	$268	$45,746

See accompanying Notes to Consolidated Financial Statements.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2023	2022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$7,214	$10,288
OPERATING ACTIVITIES
Net earnings	11,346	11,735
Depreciation and amortization	2,008	2,085
Share-based compensation expense	406	398
Deferred income taxes	(360)	(259)
Gain on sale of assets	(4)	(84)
Changes in:
Accounts receivable	(301)	(916)
Inventories	(503)	(1,252)
Accounts payable, accrued and other liabilities	(609)	1,347
Other operating assets and liabilities	(839)	(131)
Other	363	87
TOTAL OPERATING ACTIVITIES	11,507	13,010
INVESTING ACTIVITIES
Capital expenditures	(2,328)	(2,464)
Proceeds from asset sales	9	99
Acquisitions, net of cash acquired	(714)	(1,381)
Other investing activity	331	4
TOTAL INVESTING ACTIVITIES	(2,702)	(3,742)
FINANCING ACTIVITIES
Dividends to shareholders	(6,710)	(6,508)
Additions to short-term debt with original maturities of more than three months	13,778	10,146
Reductions in short-term debt with original maturities of more than three months	(9,134)	(8,163)
Net reductions to other short-term debt	(387)	(849)
Additions to long-term debt	2,569	4,385
Reductions in long-term debt	(1,877)	(2,776)
Treasury stock purchases	(7,353)	(8,753)
Impact of stock options and other	861	1,800
TOTAL FINANCING ACTIVITIES	(8,253)	(10,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(170)	(312)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	382	(1,762)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,596	$8,526
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

Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Fabric Care	23%	23%	23%	23%
Home Care	12%	12%	12%	11%
Baby Care	10%	11%	10%	10%
Skin and Personal Care	9%	9%	10%	10%
Hair Care	9%	8%	9%	9%
Family Care	9%	9%	8%	9%
Oral Care	8%	8%	8%	8%
Grooming (2)	8%	7%	8%	6%
Feminine Care	6%	6%	6%	6%
Personal Health Care	6%	6%	6%	6%
Other (2)	—%	1%	—%	2%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales held in Corporate.
(2)Effective July 1, 2022, the Grooming Sector Business Unit completed the full integration of its Shave Care and Appliances categories to cohesively serve consumers' grooming needs. This transition included the integration of the management team, strategic decision-making, innovation plans, financial targets, budgets and internal management reporting. For the three and nine months ended March 31, 2022, Appliances was presented in Other.

The following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2023	$3,494	$763	$608	$11,262	$3,179	$2,530
	2022	3,389	792	644	11,279	3,213	2,582
Grooming	2023	1,495	382	308	4,763	1,381	1,116
	2022	1,481	353	290	4,979	1,447	1,183
Health Care	2023	2,828	667	523	8,636	2,354	1,826
	2022	2,662	625	485	8,314	2,225	1,715
Fabric & Home Care	2023	7,016	1,538	1,174	21,130	4,619	3,517
	2022	6,699	1,275	969	20,680	4,284	3,297
Baby, Feminine & Family Care	2023	5,062	1,206	925	15,061	3,373	2,578
	2022	4,935	1,091	836	14,915	3,353	2,576
Corporate	2023	173	(268)	(114)	601	(786)	(221)
	2022	215	(65)	143	505	(177)	382
Total Company	2023	$20,068	$4,288	$3,424	$61,453	$14,120	$11,346
	2022	19,381	4,071	3,367	60,672	14,345	11,735

Amounts in millions of dollars unless otherwise specified.

4. Goodwill and Other Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2022	$13,296	$12,571	$7,589	$1,808	$4,436	$39,700
Acquisitions and divestitures	404	—	—	—	34	438
Translation and other	221	148	130	16	65	580
Goodwill at March 31, 2023	$13,921	$12,719	$7,719	$1,824	$4,535	$40,718
Goodwill increased from June 30, 2022, primarily due to an acquisition in the Beauty segment, other minor brand acquisitions in the Baby, Feminine & Family Care segment and currency translation.
Identifiable intangible assets at March 31, 2023, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,170	$(6,335)
Intangible assets with indefinite lives	20,997	—
Total identifiable intangible assets	$30,167	$(6,335)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended March 31, 2023 and 2022, was $82 and $79, respectively. For the nine months ended March 31, 2023 and 2022, amortization expense was $241 and $230, respectively.
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
Most of our goodwill reporting units have fair value cushions that significantly exceed their underlying carrying values. In connection with the Grooming operating segment integration as described further in Note 3, we concluded that the Shave Care and Appliances categories are one reporting unit (Grooming) for goodwill impairment testing. Based on our annual impairment testing performed during the three months ended December 31, 2022, our Grooming goodwill reporting unit, which is comprised entirely of acquired businesses, has a fair value cushion of over 30% and the Gillette indefinite-lived intangible asset's fair value exceeded its carrying value by approximately 5%.
While we have concluded that no triggering event has occurred during the quarter ended March 31, 2023, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. As of March 31, 2023, the carrying value of the Gillette indefinite-lived intangible asset was $14.1 billion. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, market contraction from an economic recession and the Russia-Ukraine War, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a future impairment charge. Further reduction of the Gillette business activities in Russia could reduce the estimated fair value by up to 5%.
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
Amounts in millions of dollars unless otherwise specified.

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
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2022, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rates to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our short-term and residual growth rates or a 50 basis-point decrease in our royalty rates, which may result in an impairment of the Gillette indefinite-lived intangible asset.

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
Net earnings per share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Net earnings	$3,424	$3,367	$11,346	$11,735
Less: Net earnings attributable to noncontrolling interests	27	12	77	45
Net earnings attributable to P&G (Diluted)	3,397	3,355	11,269	11,690
Less: Preferred dividends	69	68	210	208
Net earnings attributable to P&G available to common shareholders (Basic)	$3,328	$3,287	$11,059	$11,482

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,359.1	2,400.5	2,370.2	2,414.0
Add: Effect of dilutive securities
Convertible preferred shares (1)	76.0	78.9	76.7	79.7
Stock options and other unvested equity awards (2)	38.1	50.8	39.1	50.7
Diluted weighted average common shares outstanding	2,473.2	2,530.2	2,486.0	2,544.4

NET EARNINGS PER SHARE (3)
Basic	$1.41	$1.37	$4.67	$4.76
Diluted	$1.37	$1.33	$4.53	$4.59
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
(2)Excludes 21 million and 5 million for the three months ended March 31, 2023 and 2022, respectively, and 20 million and 11 million for the nine months ended March 31, 2023 and 2022, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Net earnings per share are calculated on Net earnings attributable to Procter & Gamble.

Amounts in millions of dollars unless otherwise specified.

6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Share-based compensation expense	$156	$130	$406	$398
Net periodic benefit cost for pension benefits	45	47	132	143
Net periodic benefit credit for other retiree benefits	(131)	(126)	(395)	(348)
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2023.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. There were no significant assets or liabilities that were remeasured at fair value on a non-recurring basis during the periods presented.
Cash equivalents were $6.0 billion as of March 31, 2023 and June 30, 2022, and are classified as Level 1 within the fair value hierarchy. Other investments had a fair value of $91 and $140 as of March 31, 2023 and June 30, 2022, respectively, including equity securities of $63 and $113 as of March 31, 2023 and June 30, 2022, respectively, and are presented in Other noncurrent assets. Investments measured at fair value are primarily classified as Level 1 and Level 2 within the fair value hierarchy. Level 1 are based on quoted market prices in active markets for identical assets. Level 2 are based on quoted market prices for similar instruments. There are no material investment balances classified as Level 3 within the fair value hierarchy or using net asset value as a practical expedient. Unrealized gains/(losses) on equity securities were $2 and $(4) during the three months ended March 31, 2023 and 2022, respectively. Unrealized gains/(losses) on equity securities were $10 and $(36) during the nine months ended March 31, 2023 and 2022, respectively. These unrealized gains/(losses) are recognized in Other non-operating income, net.
The fair value of long-term debt was $25.9 billion and $25.7 billion as of March 31, 2023 and June 30, 2022, respectively. This includes the current portion of long-term debt instruments ($4.1 billion and $3.6 billion as of March 31, 2023 and June 30, 2022, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2023 and June 30, 2022, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2023	June 30, 2022	March 31, 2023	June 30, 2022	March 31, 2023	June 30, 2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,054	$4,972	$—	$3	$(445)	$(307)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$10,349	$7,943	$4	$561	$(685)	$(1)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$14,403	$12,915	$4	$564	$(1,130)	$(308)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$5,698	$5,625	$39	$6	$(18)	$(61)

TOTAL DERIVATIVES AT FAIR VALUE	$20,101	$18,540	$43	$570	$(1,148)	$(369)
Amounts in millions of dollars unless otherwise specified.

The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $3.6 billion and $4.7 billion as of March 31, 2023 and June 30, 2022, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $10.5 billion and $11.2 billion as of March 31, 2023 and June 30, 2022, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is partially offset by the decrease in debt designated as a net investment hedge due to maturities. The net increase in the total amount of instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $1,131 and $219 as of March 31, 2023 and June 30, 2022, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$(266)	$104	$(571)	$530
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $64 and $18 for the three months ended March 31, 2023 and 2022, respectively. The amount of gain excluded from effectiveness testing was $179 and $50 for the nine months ended March 31, 2023 and 2022, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(242) and $237 for the three months ended March 31, 2023 and 2022, respectively. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(406) and $804 for the nine months ended March 31, 2023 and 2022, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$39	$(216)	$(141)	$(313)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$38	$(2)	$(13)	$28
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

8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2022	$20	$27	$(12,236)	$(12,189)
OCI before reclassifications (1)	(2)	(22)	(74)	(98)
Amounts reclassified to the Consolidated Statement of Earnings (2)	—	14	—	14
Net current period OCI	(2)	(8)	(74)	(84)
Less: OCI attributable to noncontrolling interests		—	(7)	(7)
Balance at March 31, 2023	$18	$19	$(12,303)	$(12,266)
(1)Net of tax (benefit)/expense of $(1), $(13) and $(230) for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(2)Net of tax (benefit)/expense of $0, $7 and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively.
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 40–50 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $30, including interest and penalties.
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
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war (including the Russia-Ukraine War) or terrorism or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political conditions and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, privacy and data protection, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (17) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns; (18) the ability to manage the uncertainties, sanctions and economic effects from the war between Russia and Ukraine; and (19) the ability to successfully achieve our ambition of reducing our greenhouse gas emissions and delivering progress towards our environmental sustainability priorities. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part II, Item 1A) of this Form 10-Q.

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
The MD&A is organized into the following sections:
•Overview
•Summary of Results – Nine Months Ended March 31, 2023
•Economic Conditions and Uncertainties
•Results of Operations – Three and Nine Months Ended March 31, 2023
•Business Segment Discussion – Three and Nine Months Ended March 31, 2023
•Liquidity and Capital Resources
•Reconciliation of Measures Not Defined by U.S. GAAP
Throughout the MD&A, we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per share and operating cash flow. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP) that include organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. The explanation at the end of the MD&A provides the definition of these non-GAAP measures, details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measure.
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and nine months ended March 31, 2023:

	Three Months Ended March 31, 2023		Nine Months Ended March 31, 2023
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	17%	19%	22%
Grooming	8%	9%	8%	10%
Health Care	14%	15%	14%	16%
Fabric & Home Care	35%	33%	35%	30%
Baby, Feminine & Family Care	25%	26%	24%	22%
Total Company	100%	100%	100%	100%

SUMMARY OF RESULTS
The following are highlights of results for the nine months ended March 31, 2023, versus the nine months ended March 31, 2022:
•Net sales increased by 1% to $61.5 billion versus the prior year period. Net sales increased mid-single digits in Health Care, low single digits in Fabric & Home Care and Baby, Feminine & Family Care and decreased mid-single digits in Grooming. Net Sales in Beauty was unchanged. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 7%. Organic sales increased high single digits in Health Care and Fabric & Home Care and mid-single digits in Baby, Feminine & Family Care, Grooming and Beauty.
•Net earnings were $11.3 billion, a decrease of $389 million, or 3%, versus the prior year period due to a decrease in operating margin, partially offset by the increase in net sales.
•Net earnings attributable to Procter & Gamble were $11.3 billion, a decrease of $421 million, or 4%, versus the prior year period.
•Diluted net earnings per share (EPS) decreased 1% to $4.53 due to the decrease in net earnings, partially offset by a reduction in the weighted average shares outstanding.
•Operating cash flow was $11.5 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and transitional tax payments resulting from the U.S. Tax Act, was $9.4 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings, was 83%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia and Africa, with more than half our sales generated outside the United States. As such, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. Current macroeconomic factors remain very dynamic, and any causes of market size contraction, such as greater political unrest or instability in Central and Eastern Europe (including the ongoing Russia-Ukraine War), the Middle East, certain Latin American markets and the Korean peninsula could reduce our sales or erode our operating margin and consequently reduce our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity and input material prices, transportation and labor costs, broader inflationary impacts and our own productivity efforts. We have significant exposures to certain commodities and input materials, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of these commodities and input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations, energy shortages, port congestions, labor constraints, freight container and truck shortages and inflation have impacted our costs and could do so in the future. We strive to implement, achieve and sustain cost improvement plans, including supply chain optimization and general overhead and workforce optimization. Increased pricing in response to certain inflationary impacts or cost increases may also offset portions of the impacts, however such increases may impact product consumption. If we are unable to manage these impacts through pricing actions, cost savings projects and sourcing decisions, as well as through consistent productivity improvements, it may adversely impact our net sales, gross margin, operating margin, net earnings and cash flows.
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
Government Policies. Our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. Our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, including changes resulting from the current work being led by the OECD/G20 Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy". Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, Egypt and Pakistan. Our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in the above areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations in both countries. Our Ukraine business includes two manufacturing sites. We have approximately 400 employees including both manufacturing and non-manufacturing personnel. Our operations in Ukraine accounted for less than 1% of consolidated net sales and net earnings in fiscal 2022. Additionally, net assets of our Ukraine subsidiary, along with Ukraine related assets held by other subsidiaries, account for less than 1% of net assets as of March 31, 2023.
Our Russia business includes two manufacturing sites with a net book value of approximately $200 million as of March 31, 2023. We have approximately 1,800 employees, including both manufacturing and non-manufacturing personnel. In fiscal 2022, our operations in Russia accounted for less than 2% of consolidated net sales and less than 1% of net earnings. Additionally, net assets of our Russia subsidiaries, along with Russia related assets held by other subsidiaries, account for less than 2% of net assets as of March 31, 2023. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia.
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

RESULTS OF OPERATIONS – Three Months Ended March 31, 2023
The following discussion provides a review of results for the three months ended March 31, 2023, versus the three months ended March 31, 2022.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2023	2022	% Chg
Net sales	$20,068	$19,381	4%
Operating income	4,248	4,024	6%
Net earnings	3,424	3,367	2%
Net earnings attributable to Procter & Gamble	3,397	3,355	1%
Diluted net earnings per common share	1.37	1.33	3%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2023	2022	Basis Pt Chg
Gross margin	48.2%	46.7%	150
Selling, general & administrative expense	27.0%	26.0%	100
Operating income	21.2%	20.8%	40
Earnings before income taxes	21.4%	21.0%	40
Net earnings	17.1%	17.4%	(30)
Net earnings attributable to Procter & Gamble	16.9%	17.3%	(40)
Net Sales
Net sales for the quarter increased by 4% to $20.1 billion. The increase in net sales was due to higher pricing of 10% and favorable mix of 1%, partially offset by unfavorable foreign exchange of 4% and a decrease in unit volume of 3%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 7%. Favorable mix was driven by a higher proportion of sales in North America (with higher than company-average selling prices) and a lower proportion of sales in Europe (with lower than company-average selling prices).
Net Sales increased mid-single digits in Health Care and Fabric & Home Care and increased low single digits in Beauty, Baby, Feminine & Family Care and Grooming. On a regional basis, volume decreased double digits in Europe, decreased mid-single digits in Asia Pacific and IMEA, decreased low single digits in Greater China and increased mid-single digits in Latin America. Volume was unchanged in North America.

	Net Sales Change Drivers 2023 vs. 2022 (Three Months Ended March 31, 2023) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	—%	(5)%	8%	(1)%	—%	3%
Grooming	(1)%	(1)%	(6)%	10%	(2)%	—%	1%
Health Care	1%	1%	(3)%	6%	3%	(1)%	6%
Fabric & Home Care	(5)%	(5)%	(4)%	13%	1%	—%	5%
Baby, Feminine & Family Care	(4)%	(4)%	(3)%	8%	2%	—%	3%
Total Company	(3)%	(3)%	(4)%	10%	1%	—%	4%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 150 basis points to 48.2% of net sales for the quarter. The increase in gross margin was due to:
•a 470 basis-point increase due to higher pricing and
•210 basis points of manufacturing productivity savings.
These impacts were partially offset by
•270 basis points of increased commodity and input material costs,
•a 140 basis-point decline from unfavorable product mix including the disproportionate decline of the super-premium SK-II brand,
•a 70 basis-point decline from unfavorable foreign exchange impacts,
•20 basis points of increased transportation costs,
•20 basis points of product and packaging investments and
•a 10 basis-point decline from capacity start-up and other manufacturing costs.
Total SG&A spending increased by 8% to $5.4 billion versus the prior year period due to increased marketing spending, overhead costs and other operating costs. SG&A as a percentage of net sales increased 100 basis points to 27.0% due primarily to the increase in overhead costs and other operating costs as a percentage of sales. Marketing spending as a percentage of net sales decreased 10 basis points as the positive scale impacts of the net sales increase and productivity savings were mostly offset by the increase in marketing spending. Overhead costs as a percentage of net sales increased 50 basis points due to wage inflation and other cost increases, partially offset by productivity savings and the positive scale impacts of the net sales increase. Other operating expenses as a percentage of net sales increased 60 basis points due primarily to higher foreign exchange transactional charges. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $222 million for the quarter, an increase of $113 million versus the prior year period due to higher interest rates and an increase in short-term debt in the current fiscal year. Interest income was $83 million for the quarter, an increase of $74 million versus the prior year period due primarily to higher interest rates. Other non-operating income was $179 million, an increase of $32 million versus the prior year period, due to an increase in net non-operating benefits on postretirement benefit plans.
Income Taxes
For the three months ended March 31, 2023, the effective tax rate increased 280 basis points versus the prior year period to 20.1% due to:
•a 120 basis-point increase from lower excess tax benefits of share-based compensation (a 140 basis-point benefit in the current period versus a 260 basis-point benefit in the prior year period) and
•a 170 basis-point increase from unfavorable impacts from the geographic mix of current year earnings and cross-border tax impacts.
These increases were partially offset by a 10 basis-point decrease from discrete impacts related to uncertain tax positions (a 10 basis-point unfavorable impact in the current period versus a 20 basis-point unfavorable impact in the prior year period).
Net Earnings
Operating income increased $224 million, or 6%, to $4.2 billion for the quarter, due to the increase in net sales and the increase in operating margin, the components of which are described above. Net earnings increased $57 million, or 2%, to $3.4 billion, as the increase in operating income was partially offset by an increase in the effective tax rate. Foreign exchange had a negative impact of approximately $309 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $42 million, or 1%, to $3.4 billion for the quarter. Diluted net earnings per share increased 3% to $1.37 versus the prior year period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding.

RESULTS OF OPERATIONS – Nine Months Ended March 31, 2023
The following discussion provides a review of results for the nine months ended March 31, 2023, versus the nine months ended March 31, 2022.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2023	2022	% Chg
Net sales	$61,453	$60,672	1%
Operating income	13,972	14,215	(2)%
Net earnings	11,346	11,735	(3)%
Net earnings attributable to Procter & Gamble	11,269	11,690	(4)%
Diluted net earnings per common share	4.53	4.59	(1)%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2023	2022	Basis Pt Chg
Gross margin	47.7%	48.3%	(60)
Selling, general & administrative expense	25.0%	24.9%	10
Operating income	22.7%	23.4%	(70)
Earnings before income taxes	23.0%	23.6%	(60)
Net earnings	18.5%	19.3%	(80)
Net earnings attributable to Procter & Gamble	18.3%	19.3%	(100)
Net Sales
Net sales for the period increased by 1% to $61.5 billion. The increase in net sales was driven by higher pricing of 10% and a favorable mix of 1%, mostly offset by unfavorable foreign exchange of 6% and a 4% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 7%. Favorable mix is driven by a higher proportion of sales in North America (with higher than company-average selling prices) and decline in Europe (with lower than company-average selling prices).
Net sales increased mid-single digits in Health Care, increased low single digits in Fabric & Home Care and Baby, Feminine & Family Care and decreased mid-single digits in Grooming. Net sales were unchanged in Beauty. On a regional basis, volume decreased double digits in Europe, mid-single digits in Greater China and low single digits in North America, Asia Pacific and IMEA. Volume increased low single digits in Latin America.

	Net Sales Change Drivers 2023 vs. 2022 (Nine Months Ended March 31, 2023) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(1)%	(2)%	(6)%	8%	(2)%	1%	—%
Grooming	(3)%	(3)%	(8)%	10%	(3)%	—%	(4)%
Health Care	(1)%	(1)%	(5)%	6%	4%	—%	4%
Fabric & Home Care	(5)%	(5)%	(6)%	12%	1%	—%	2%
Baby, Feminine & Family Care	(4)%	(4)%	(4)%	8%	1%	—%	1%
Total Company	(4)%	(4)%	(6)%	10%	1%	—%	1%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin decreased 60 basis points to 47.7% of net sales for the period. The decrease in gross margin was due to:
•390 basis points of increased commodity and input material costs,
•a 140 basis-point decline from unfavorable mix due to the launch and growth of premium products (which have lower than Company-average gross margins) and the disproportionate decline of the super-premium SK-II brand,
•a 50 basis-point decline from unfavorable foreign exchange impacts,
•30 basis points of increased transportation costs,
•20 basis points of product and packaging investments and
•10 basis points due to capacity start-up costs and other manufacturing impacts.
These impacts were partially offset by
•a 450 basis-point increase due to higher pricing and
•130 basis points of manufacturing productivity savings.
Total SG&A spending increased by 2% to $15.3 billion due to increased overhead costs and other operating costs, partially offset by decreased marketing spending. SG&A as a percentage of net sales increased 10 basis points to 25.0% as the decrease in marketing spending as a percentage of net sales was more than offset by an increase in overhead and other operating costs as a percentage of net sales. Marketing spending as a percentage of net sales decreased 100 basis points due to the positive scale impacts of the net sales increase and increased savings. Overhead costs as a percentage of net sales increased 50 basis points due to wage inflation and other cost increases, partially offset by productivity savings and the positive scale impacts of the net sales increase. Other operating expenses as a percentage of net sales increased 60 basis points due to higher foreign exchange transactional charges and a prior period gain on the sale of real estate. Productivity-driven cost savings delivered 50 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $516 million for the period, an increase of $192 million versus the prior year period due to an increase in short-term debt in the current period and higher interest rates. Interest income was $191 million for the period, an increase of $161 million versus the prior year period due to higher interest rates. Other non-operating income was $473 million, an increase of $49 million versus the prior year period due primarily to a prior period unrealized loss on equity investments.
Income Taxes
For the nine months ended March 31, 2023, the effective tax rate increased 140 basis points versus the prior year period to 19.6% due to:
•a 130 basis-point increase from lower excess tax benefits of share-based compensation (a 90 basis-point benefit in the current period versus a 220 basis-point benefit in the prior year period) and
•a 10 basis-point increase from favorable discrete impacts related to uncertain tax positions in the prior year period.
A favorable impact primarily due to the recognition of operating loss carryforwards is fully offset by unfavorable impacts from the geographic mix of current year earnings and cross-border tax impacts.
Net Earnings
Operating income decreased $243 million, or 2%, to $14.0 billion for the period as the increase in net sales was more than fully offset by the decrease in operating margin, the components of which are described above. Net earnings decreased $389 million, or 3%, to $11.3 billion for the fiscal year to date period due to the decrease in operating income and an increase in the effective tax rate. Foreign exchange had a negative impact of approximately $1.1 billion on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble decreased $421 million, or 4%, to $11.3 billion for the fiscal year to date period. Diluted net earnings per share decreased 1% to $4.53 versus the prior year period due to the decrease in net earnings, partially offset by a reduction in the weighted average number of shares outstanding.

BUSINESS SEGMENT DISCUSSION – Three and Nine Months Ended March 31, 2023
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and nine month periods ended March 31, 2023, is provided based on a comparison to the three and nine month periods ended March 31, 2022. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and nine months ended March 31, 2023, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2023
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,494	3%	$763	(4)%	$608	(6)%
Grooming	1,495	1%	382	8%	308	6%
Health Care	2,828	6%	667	7%	523	8%
Fabric & Home Care	7,016	5%	1,538	21%	1,174	21%
Baby, Feminine & Family Care	5,062	3%	1,206	11%	925	11%
Corporate	173	N/A	(268)	N/A	(114)	N/A
Total Company	$20,068	4%	$4,288	5%	$3,424	2%

	Nine Months Ended March 31, 2023
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$11,262	—%	$3,179	(1)%	$2,530	(2)%
Grooming	4,763	(4)%	1,381	(5)%	1,116	(6)%
Health Care	8,636	4%	2,354	6%	1,826	6%
Fabric & Home Care	21,130	2%	4,619	8%	3,517	7%
Baby, Feminine & Family Care	15,061	1%	3,373	1%	2,578	—%
Corporate	601	N/A	(786)	N/A	(221)	N/A
Total Company	$61,453	1%	$14,120	(2)%	$11,346	(3)%
Beauty
Three months ended March 31, 2023, compared with three months ended March 31, 2022
Beauty net sales increased 3% to $3.5 billion due to the positive impacts of higher pricing of 8% and an increase in unit volume of 1% (including a benefit from acquisitions), partially offset by the negative impacts of unfavorable foreign exchange of 5% and unfavorable mix of 1% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 7%. Global market share of the Beauty segment increased 0.3 points.
•Hair Care net sales increased mid-single digits. Positive impacts of higher pricing (across all regions) and acquisitions were partially offset by negative impacts of unfavorable foreign exchange. Unit volume was unchanged and mix had a neutral impact on net sales. Volume growth in North America (due to innovation and prior year acquisitions) and Latin America was fully offset by declines in Europe (due primarily to portfolio reduction in Russia) and Greater China (due to disproportionate market contraction in traditional retail channels). Organic sales increased double digits driven by a more than 20% growth in Latin America, a mid-teens increase in North America and a double digit increase in Europe. Global market share of the Hair Care category decreased more than half a point.
•Skin and Personal Care net sales increased low single digits. Positive impacts of higher pricing (across all regions), a unit volume increase and benefit from prior year acquisitions were partially offset by the negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, which has higher than category-average selling prices) and unfavorable foreign exchange. The volume increase was primarily driven by growth in North America (due to innovation in Personal Care and prior year acquisitions) and Latin America, partially offset by a decline in Asia Pacific (due to the decline of the super-premium SKII brand in the travel retail channel). Organic sales increased low single digits as a double digit increase in North America and a high single digit increase in Greater China were partially offset by a more than 40% decline in Asia Pacific. Global market share of the Skin and Personal Care category increased more than a point.
Net earnings decreased 6% to $608 million as the increase in net sales was more than offset by a 160 basis-point decline in net earnings margin. Net earnings margin decreased due to a decline in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin reduction was driven by negative product mix (due to the decline of the super-premium SK-II brand), increased commodity and input material costs and unfavorable foreign exchange impacts, partially offset by increased pricing. SG&A as a percentage of net sales decreased due primarily to the positive scale effects of the net sales increases, partially offset by an increase in marketing spending.
Nine months ended March 31, 2023, compared with nine months ended March 31, 2022
Beauty net sales were unchanged at $11.3 billion as the positive impacts of higher pricing of 8% and benefit from acquisitions of 1% were offset by unfavorable foreign exchange of 6%, unfavorable mix of 2% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices) and a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4% on a 2% decrease in organic volume. Global market share of the Beauty segment increased 0.3 points.
•Hair Care net sales were unchanged. Negative impacts of unfavorable foreign exchange, a decrease in unit volume and unfavorable geographic and product mix were fully offset by higher pricing (driven by all regions). The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia and increased pricing), Greater China (due to market contraction and pandemic-related disruptions) and Asia Pacific (due to increased pricing). Organic sales increased mid-single digits driven by a high teens growth in Latin America, a double-digit growth in Europe and a high single-digit growth in North America, partially offset by a mid-single digit decline in Greater China. Global market share of the Hair Care category decreased nearly a point.
•Skin and Personal Care net sales were unchanged. Negative impacts from unfavorable mix (due to the decline of the super-premium SK-II brand) and unfavorable foreign exchange were fully offset by higher pricing (across all regions), a unit volume increase and benefit from acquisitions. The volume increase was primarily driven by growth in North America (due to innovation), Greater China (due to innovation) and Latin America, partially offset by a decline in Asia Pacific (due to the decline of the super-premium SKII brand in the travel retail channel). Organic sales increased low single digits as a double digit increase in North America was partially offset by a low single-digit decrease in Greater China. Global market share of the Skin and Personal Care category increased more than a point.
Net earnings decreased 2% to $2.5 billion due to a 40 basis-point decrease in net earnings margin. Net earnings margin decreased due to a reduction in gross margin, partly offset by a reduction in SG&A as a percentage of net sales. The gross margin reduction was driven by negative product mix (due to the decline of the super-premium SK-II brand), increased commodity and input material costs and unfavorable foreign exchange, partly offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending.
Grooming
Three months ended March 31, 2023, compared with three months ended March 31, 2022
Grooming net sales increased 1% to $1.5 billion as the benefit of higher pricing of 10% (driven by all regions) was partially offset by unfavorable foreign exchange of 6%, unfavorable product mix of 2% (primarily within Appliances, which has higher than segment-average selling prices) and a decrease in unit volume of 1%. The volume decline was driven by Europe (due primarily to increased pricing), North America (due to market contraction) and IMEA, partially offset by growth in Greater China (due to market recovery in traditional retailers). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 7% driven by growth across all regions led by a more than 30% growth in Latin America, a low teens growth in Greater China, a double-digit growth in Asia Pacific and a low single-digit growth in Europe. Global market share of the Grooming segment increased 1 point.
Net earnings increased 6% to $308 million due to net sales growth and a 110 basis-point increase in net earnings margin. Net earnings margin increased due to a decrease in SG&A as a percentage of net sales, partially offset by a decrease in gross margin and a higher effective tax rate. The gross margin decrease was driven by negative product mix (due to the decline of premium products primarily within Appliances), unfavorable foreign exchange, and commodity and input material cost increases, partially offset by higher pricing and manufacturing cost savings. SG&A as a percentage of net sales decreased due primarily to productivity savings in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Nine months ended March 31, 2023, compared with nine months ended March 31, 2022
Grooming net sales decreased 4% to $4.8 billion driven by unfavorable foreign exchange of 8%, a 3% decrease in unit volume and unfavorable mix of 3% (due to decline of Appliances, which have higher than segment-average selling prices), partially offset by higher pricing of 10% (driven primarily by Europe, North America and Latin America). The volume decrease was primarily driven by decreases in Europe (due to portfolio reduction in Russia and market contraction) and North America (due to market contraction and increased pricing). Excluding the impacts of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 4% driven by a more than 20% growth in Latin America and growth of high single digits in IMEA and Asia Pacific. Global market share of the Grooming segment increased 0.9 points.
Net earnings decreased 6% to $1.1 billion due to the decrease in net sales and a 30 basis-point reduction in net earnings margin. Net earnings margin declined due to a decrease in gross margin and a higher effective tax rate, partially offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease was driven by unfavorable product mix, commodity and input material cost increases and unfavorable foreign exchange, partially offset by higher pricing. SG&A as a percentage of net sales decreased due primarily to productivity savings in marketing spending. The higher effective tax rate was driven by unfavorable geographic mix.
Health Care
Three months ended March 31, 2023, compared with three months ended March 31, 2022
Health Care net sales increased 6% to $2.8 billion driven by higher pricing of 6%, favorable mix of 3% (due to growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices), and an increase in unit volume of 1%, partially offset by unfavorable foreign exchange of 3%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 9%. Global market share of the Health Care segment decreased 0.5 points.
•Oral Care net sales increased mid-single digits. Positive impact of higher pricing (driven by North America, Latin America and Europe) was partially offset by unfavorable foreign exchange. Mix had a neutral impact on net sales. Unit volume was unchanged, as declines in Europe (due to portfolio reduction in Russia and increased pricing) and IMEA were offset by growth in North America (due to market growth) and Latin America. Organic sales increased high single digits driven by a more than 20% increase in Latin America and a high single digit increase in North America. Global market share of the Oral Care category decreased slightly.
•Personal Health Care net sales increased double digits. Positive impacts of higher pricing (driven by Europe, North America and Latin America), favorable mix (due to the growth of North America and respiratory products, both of which have higher than category-average selling prices) and unit volume increase were partially offset by unfavorable foreign exchange. Volume increase was driven by growth in Europe (due to a stronger respiratory season) and North America (due to innovation and a stronger respiratory season), partially offset by declines in Asia Pacific and IMEA. Organic sales increased double digits driven by a more than 20% growth in Europe, high teens growth in Latin America and a high single-digit growth in North America. Global market share of the Personal Health Care category decreased slightly.
Net earnings increased 8% to $523 million due primarily to the increase in net sales and a 30 basis-point increase in net earnings margin. Gross margin was unchanged as higher pricing was fully offset by unfavorable product mix, commodity and input material cost increases and unfavorable foreign exchange. Net earnings margin increased due to a lower effective tax rate, partially offset by a slight increase in SG&A as a percentage of net sales. SG&A as a percentage of net sales increased due to increased overhead costs and an increase in other operating costs, partially offset by the positive scale impacts of the net sales increase. The lower effective tax rate was driven by favorable geographic mix.
Nine months ended March 31, 2023, compared with nine months ended March 31, 2022
Health Care net sales increased 4% to $8.6 billion driven by higher pricing of 6% and favorable mix of 4% (due to growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices), partially offset by unfavorable foreign exchange of 5% and a 1% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 9%. Global market share of the Health Care segment decreased 0.3 points.
•Oral Care net sales decreased low single digits. Negative impacts of unfavorable foreign exchange and a unit volume decrease were partially offset by increased pricing (driven primarily by North America and Europe) and favorable premium product mix. Volume decline was primarily driven by Europe (due to portfolio reduction in Russia and increased pricing), North America (due to increased pricing), Greater China (due to pandemic-related disruptions) and IMEA. Organic sales increased low single digits driven by more than 20% growth in Latin America, high single-digit growth in Asia Pacific and a mid-single-digit growth in North America, partially offset by mid-single-digit decrease in Greater China. Global market share of the Oral Care category was unchanged.
•Personal Health Care net sales increased double digits. Positive impacts of favorable mix (due to the disproportionate growth of North America and respiratory products, both of which have higher than category-average selling prices), higher pricing (driven primarily by North America, Europe and Latin America) and a unit volume increase were partially offset by unfavorable foreign exchange. Volume increase was primarily driven by growth in North America (due to innovation and a stronger respiratory season) and Europe, partially offset by a decline in IMEA (versus a prior year period impacted by pandemic-related consumption increases in certain markets). Organic sales increased mid-teens driven by 20% increases in Europe and North America and a mid-teens increase in Latin America. Global market share of the Personal Health Care category was unchanged.
Net earnings increased 6% to $1.8 billion due to the increase in net sales and a 50 basis-point increase in net earnings margin. Net earnings margin increased due primarily to a decrease in SG&A as a percentage of net sales, partially offset by a decrease in gross margin. The decrease in gross margin was driven by increased commodity and input material costs and unfavorable mix (due to growth of lower tier products with lower gross margins), partially offset by increased pricing. SG&A as a percentage of net sales decreased due to higher efficiencies in marketing spending and the positive scale impacts of the net sales increase.

Fabric & Home Care
Three months ended March 31, 2023, compared with three months ended March 31, 2022
Fabric & Home Care net sales increased 5% to $7.0 billion driven by higher pricing of 13% and favorable geographic mix (due to a volume decline in Europe, which has lower than segment-average selling prices) of 1%, partially offset by a decrease in unit volume of 5% and unfavorable foreign exchange of 4%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 9%. Global market share of the Fabric & Home Care segment increased 0.2 points.
•Fabric Care net sales increased low single digits. The positive impact of higher pricing (driven by all regions) was partially offset by a decrease in unit volume and unfavorable foreign exchange. Mix had a neutral impact on net sales. The volume decrease was primarily driven by declines in Europe (due to increased pricing and portfolio reduction in Russia), Greater China and Asia Pacific. Organic sales increased high single digits driven by more than 20% increases in Latin America and IMEA, a double digit increase in Europe and a mid-single-digit increase in North America. Global market share of the Fabric Care category decreased nearly a point.
•Home Care net sales increased high single digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable premium product mix were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was driven by declines in Europe and North America, both due to market contraction. Organic sales increased double digits driven by high teens growth in Europe and high single-digit growth in North America. Global market share of the Home Care category increased more than a point.
Net earnings increased 21% to $1.2 billion due to the increase in net sales and a 220 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing partially offset by an increase in commodity and input material costs and unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing spending and overheard costs, partially offset by the positive scale effects of the net sales increase.
Nine months ended March 31, 2023, compared with nine months ended March 31, 2022
Fabric & Home Care net sales increased 2% to $21.1 billion driven by higher pricing of 12% and favorable mix of 1% (due to a disproportionate volume decline in Europe, which has lower than segment-average selling prices), partially offset by unfavorable foreign exchange of 6% and a 5% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 8%. Global market share of the Fabric & Home Care segment decreased 0.1 points.
•Fabric Care net sales increased low single digits. Positive impact of higher pricing (driven by all regions) was partially offset by unfavorable foreign exchange and a decrease in unit volume. Mix had a neutral impact on net sales. The volume decrease was primarily driven by declines in Europe (due to increased pricing and portfolio reduction in Russia) and North America (due to market contraction and increased pricing). Organic sales increased high single digits driven by more than 20% increases in Latin America and IMEA, a double digit increase in Asia Pacific and mid-single digit increases in North America and Europe. Global market share of the Fabric Care category decreased more than a point.
•Home Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable product and geographic mix were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven by declines in Europe and North America, both due to market contraction. Organic sales increased high single digits driven by mid-teens growth in Europe and mid-single-digit growth in North America. Global market share of the Home Care category increased more than a point.
Net earnings increased 7% to $3.5 billion due to the increase in net sales and a 70 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of sales, partially offset by a higher effective tax rate. The gross margin increase was driven by increased pricing, partially offset by an increase in commodity and input material costs, transportation costs and unfavorable foreign exchange. SG&A as a percentage of net sales decreased due to increased efficiencies in marketing spending and the positive scale effects of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Baby, Feminine & Family Care
Three months ended March 31, 2023, compared with three months ended March 31, 2022
Baby, Feminine & Family Care net sales increased 3% to $5.1 billion driven by higher pricing of 8% and favorable mix of 2% (due to growth in North America, which has higher than segment-average selling prices), partially offset by a decrease in unit volume of 4% and unfavorable foreign exchange of 3%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 6%. Global market share of the Baby, Feminine & Family Care segment increased 0.2 points.
•Baby Care net sales were unchanged. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were fully offset by higher pricing (across all regions) and favorable mix (due to a higher proportion of sales in North America, which has higher than category-average selling prices). The volume decrease was driven primarily by declines in

Europe (due to increased pricing and portfolio reduction in Russia), Greater China and IMEA (due to increased pricing), partially offset by growth in Latin America (due to market growth and innovation). Organic sales increased mid-single digits driven by a more than 40% growth in Latin America and high single-digit growth in North America, partially offset by a mid-teens decline in Greater China. Global market share of the Baby Care category decreased nearly half a point.
•Feminine Care net sales increased double digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable mix (due to growth of premium products) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was primarily driven by declines in Europe (due to increased pricing and portfolio reduction in Russia) and IMEA (due to increased pricing), partially offset by growth in North America (due to innovation and market growth). Organic sales increased low teens driven by mid-teen increases in Europe and North America. Global market share of the Feminine Care category increased slightly.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by higher pricing, partially offset by a decrease in unit volume (versus a prior year period impacted by restocking of retailer inventories) and unfavorable product mix (due to growth of larger pack sizes, with lower gross margins). Organic sales also increased low single digits. North America market share of the Family Care category increased nearly a point.
Net earnings increased 11% to $925 million due to the increase in net sales and a 140 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased due to increased pricing, partially offset by an increase in commodity and input material costs. SG&A as a percentage of net sales increased due to an increase in marketing spending, overhead costs and other operating costs, partially offset by the positive scale impacts of the net sales increase.
Nine months ended March 31, 2023, compared with nine months ended March 31, 2022
Baby, Feminine & Family Care net sales increased 1% to $15.1 billion, as the positive impacts of higher pricing of 8% and favorable mix of 1% (due to higher proportion of sales in North America, which has higher than segment-average selling prices) were partially offset by unfavorable foreign exchange of 4% and a 4% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 5%. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points.
•Baby Care net sales decreased low single digits. Negative impacts of unfavorable foreign exchange and a decrease in unit volume were partially offset by higher pricing (across all regions) and favorable mix (due to a higher proportion of sales in North America). The volume decrease was driven primarily by declines in Europe (due to increased pricing and portfolio reduction in Russia), North America (due to increased pricing) and Greater China. Organic sales increased mid-single digits driven by a more than 30% growth in Latin America, high single-digit growth in IMEA and a mid-single-digit growth in North America, partially offset by a double-digit decline in Greater China. Global market share of the Baby Care category was unchanged.
•Feminine Care net sales increased mid-single digits. Positive impacts of higher pricing (driven primarily by North America and Europe) and favorable mix (due to growth in North America and growth of premium products) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia and increased pricing) and IMEA (due to increased pricing). Organic sales increased double digits driven by growth in all regions led by a mid-teens increase in Europe and a double-digit increase in North America. Global market share of the Feminine Care category increased less than half a point.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by higher pricing, partially offset by a decrease in unit volume (due to increased pricing). Organic sales also increased low single digits. North America share of the Family Care category decreased more than half a point.
Net earnings were unchanged at $2.6 billion as the increase in net sales was fully offset by a 20 basis-point reduction in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by lower SG&A as a percentage of net sales. Gross margin decreased primarily due to an increase in commodity and input material costs, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to a reduction in marketing spending.
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
For the three months ended March 31, 2023, Corporate net sales decreased $42 million to $173 million due to a decrease in sales of incidental businesses managed at the corporate level. Corporate net earnings decreased $257 million to a loss of

$114 million for the quarter due to the decrease in net sales of incidental businesses, increased commodity costs tied to incidental businesses and higher foreign exchange transactional charges.
For the fiscal year to date period, Corporate net sales improved by $96 million to $601 million, due to an increase in sales of the incidental businesses managed at the corporate level. Corporate net earnings declined by $603 million to a loss of $221 million, as the net sales growth of incidental businesses was more than offset by increased commodity costs tied to the incidental businesses, higher foreign exchange transactional charges and prior period gain on the sale of real estate.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
We generated $11.5 billion of cash from operating activities fiscal year to date, a decrease of $1.5 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $13.4 billion of operating cash flow. Working capital and other impacts used $1.9 billion of cash in the period. Accounts receivable increased, using $301 million of cash, driven by sales growth. Days sales outstanding increased by one day. Total inventories increased, consuming $503 million of cash driven by increased safety stock levels to strengthen supply chain sufficiency. Days on hand increased by four days. Accounts payable, accrued and other net operating assets and liabilities decreased, using $1.4 billion of cash, primarily driven by postretirement benefit payments, net periodic credit from other retiree benefits, and reduced raw and packaging material purchases to adjust supply chain activities to volume trends. Days payable outstanding decreased by seven days.
Investing Activities
Investing activities used $2.7 billion of cash fiscal year to date primarily driven by capital expenditures and acquisitions.
Financing Activities
Financing activities used $8.3 billion of net cash fiscal year to date. We used $7.4 billion for treasury stock purchases and $6.7 billion for dividends. We generated $4.9 billion from net debt increases and $861 million from the exercise of stock options and other impacts.
As of March 31, 2023, our current liabilities exceeded current assets by $15.7 billion. We have short- and long-term debt to meet our financing needs. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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
Core EPS: Core earnings per share, or Core EPS, is a measure of the Company's diluted net earnings per share excluding items that are not judged to be part of the Company's sustainable results or trends. For the three and nine months ended March 31, 2023, and March 31, 2022, there were no adjustments to or reconciling items for diluted net earnings per share. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used when evaluating senior management in determining their at-risk compensation.
Organic sales growth:

Three Months Ended March 31, 2023	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	3%	5%	(1)%	7%
Grooming	1%	6%	—%	7%
Health Care	6%	3%	—%	9%
Fabric & Home Care	5%	4%	—%	9%
Baby, Feminine & Family Care	3%	3%	—%	6%
Total Company	4%	4%	(1)%	7%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.

Nine Months Ended March 31, 2023	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	—%	6%	(2)%	4%
Grooming	(4)%	8%	—%	4%
Health Care	4%	5%	—%	9%
Fabric & Home Care	2%	6%	—%	8%
Baby, Feminine & Family Care	1%	4%	—%	5%
Total Company	1%	6%	—%	7%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow (dollar amounts in millions):

Nine Months Ended March 31, 2023
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$11,507	$(2,328)	$225	$9,404

Adjusted free cash flow productivity (dollar amounts in millions):

Nine Months Ended March 31, 2023
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$9,404	$11,346	83%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2023 - 1/31/2023	4,751,590	$147.32	4,751,590	(3)
2/01/2023 - 2/28/2023	4,652,753	$139.70	4,652,753	(3)
3/01/2023 - 3/31/2023	—	—	—	(3)
Total	9,404,343	$143.55	9,404,343
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
(3)On April 21, 2023, the Company stated that in fiscal year 2023 the Company expects to reduce outstanding shares through direct share repurchases at a value of $7.4 to $8 billion, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

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

10-1	Company’s Form of Separation Letter and Release* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

April 21, 2023	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)