Form 10-K
period 2023-06-30
PROCTER & GAMBLE Co
filed 2023-08-04
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 TRUE
For the Fiscal Year Ended June 30, 2023
OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 False
For the transition period from                     to
Commission File No. 1-434

Cincinnati	THE PROCTER & GAMBLE COMPANY	OH
One Procter & Gamble Plaza	One Procter & Gamble Plaza, Cincinnati, Ohio 45202	45202
513	Telephone (513) 983-1100	983-1100
	IRS Employer Identification No. 31-0411980	31-0411980
	State of Incorporation: Ohio	OH
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	New York Stock Exchange
1.125% Notes due 2023	PG23A	New York Stock Exchange
0.500% Notes due 2024	PG24A	New York Stock Exchange
0.625% Notes due 2024	PG24B	New York Stock Exchange
1.375% Notes due 2025	PG25	New York Stock Exchange
0.110% Notes due 2026	PG26D	New York Stock Exchange
3.250% EUR Notes due 2026	PG26E	New York Stock Exchange
4.875% EUR Notes due May 2027	PG27A	New York Stock Exchange
1.200% Notes due 2028	PG28	New York Stock Exchange
1.250% Notes due 2029	PG29B	New York Stock Exchange
1.800% Notes due 2029	PG29A	New York Stock Exchange
6.250% GBP Notes due January 2030	PG30	New York Stock Exchange
0.350% Notes due 2030	PG30C	New York Stock Exchange
0.230% Notes due 2031	PG31A	New York Stock Exchange
3.250% EUR Notes due 2031	PG31B	New York Stock Exchange
5.250% GBP Notes due January 2033	PG33	New York Stock Exchange
1.875% Notes due 2038	PG38	New York Stock Exchange
0.900% Notes due 2041	PG41	New York Stock Exchange
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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐	FALSE	FALSE
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☑ No ☐ TRUE
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ False
The aggregate market value of the voting stock held by non-affiliates amounted to $357 billion on December 31, 2022.
There were 2,357,306,187 shares of Common Stock outstanding as of July 31, 2023.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2023 (2023 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

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
Additional information required by this item is incorporated herein by reference to Management's Discussion and Analysis (MD&A); and Notes 1 and 2 to our Consolidated Financial Statements. Unless the context indicates otherwise, the terms "Company," "P&G," "we," "our" or "us" as used herein refer to The Procter & Gamble Company (the registrant) and its subsidiaries. Throughout this Form 10-K, we incorporate by reference information from other documents filed with the Securities and Exchange Commission (SEC).
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: www.sec.gov. Reports can also be accessed through links from our website at: www.pginvestor.com. P&G includes the website link solely as a textual reference and the information on our website is not incorporated by reference into this report.
Copies of these reports are also available, without charge, by contacting EQ Shareowner Services, 1100 Centre Pointe Curve, Suite 101, Mendota, MN 55120-4100.
Financial Information about Segments
Information about our reportable segments can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Narrative Description of Business
Business Model. Our business model is built to deliver balanced top- and bottom-line growth and value creation. We rely on the continued growth and success of existing brands and products, as well as the creation of new innovative products and brands. We offer products in markets and industry segments that are highly competitive. Our products are sold in approximately 180 countries and territories through numerous channels as well as direct-to-consumer. Our growth strategy is to deliver meaningful and noticeable superiority across five key vectors of our consumer proposition - product performance, packaging, brand communication, retail execution and consumer and customer value. We use our research and development (R&D) and consumer insights to provide superior products and packaging. We utilize our marketing and online presence to deliver superior brand messaging to our consumers. We partner with our customers to deliver superior retail execution, both in-store and online. In conjunction with the above vectors, we provide superior value to consumers and our retail customers in each price tier in which we compete. Productivity improvement is also critical to delivering our objectives of balanced top- and bottom-line growth and value creation.
Key Product Categories. Information on key product categories can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 15% of our total sales in 2023, 2022 and 2021. No other customer represents more than 10% of our total sales. Our top ten customers accounted for 40% of our total net sales in 2023 and 39% in 2022 and 2021.
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
Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products from many large and small companies, including well-known global competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. We support our products with advertising, promotions and other marketing vehicles to build awareness and trial of our brands and products in conjunction with our sales force. We believe this combination provides the

2 The Procter & Gamble Company
most efficient method of marketing for these types of products. Product quality, performance, value and packaging are also important differentiating factors.
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
The Company has in place compliance programs and internal and external experts to help guide our business in complying with these and other existing laws and regulations that apply to us around the globe; and we have made, and plan to continue making, necessary expenditures for compliance with these laws and regulations. We also expect that our many suppliers, consultants and other third parties working on our behalf share our commitment to compliance, and we have policies and procedures in place to manage these relationships, though they inherently involve a lesser degree of control over operations and governance. We do not expect that the Company’s expenditures for compliance with current government regulations, including current environmental regulations, will have a material effect on our total capital expenditures, earnings or competitive position in fiscal year 2024 as compared to prior periods.
Human Capital. Our employees are a key source of competitive advantage. Their actions, guided by our Purpose, Values and Principles (PVPs), are critical to the long-term success of our business. We aim to retain our talented employees by offering competitive compensation and benefits, strong career development and a respectful and inclusive culture that provides equal opportunity for all.
Our Board of Directors, through the Compensation and Leadership Development Committee (C&LD Committee), provides oversight of the Company’s policies and strategy relating to talent including diversity, equality and inclusion as well as the Company’s compensation principles and practices. The C&LD Committee also evaluates and approves the Company’s compensation plans, policies and programs applicable to our senior executives.
Employees
As of June 30, 2023, the Company had approximately 107,000 employees, an increase of 1% versus the prior year due primarily to business growth. The total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures. 49% of our employees are in manufacturing roles and 27% of our employees are located in the United States. 41% of our global employees are women and 30% of our U.S. employees identify as multicultural.
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
Compensation and Benefits
Market-competitive compensation and reward programs are critical elements of our employee value equation to attract and retain the best talent. Our total rewards programs are based on the principles of paying for performance, paying competitively versus peer companies that we compete with for talent in the marketplace and focusing on long-term success through a combination of short-term and long-term incentive programs. We also offer competitive benefit programs, including retirement plans and health insurance in line with local country practices with flexibility to accommodate the needs of a diverse workforce.
Sustainability. Environmental sustainability is integrated into our business strategy to offer consumers irresistibly superior products that are more sustainable. Our aim is to deliver balanced top- and bottom-line growth, value creation and key sustainability objectives. In 2021, the Company announced a 2040 net zero ambition and published a Climate Transition Action

The Procter & Gamble Company 3
Plan, which describes the Company’s ongoing efforts toward reducing greenhouse gas emissions across scopes 1 and 2 and elements of scope 3. This includes a long-term objective of net zero emissions for scopes 1 and 2, elements of scope 3 and interim goals to help us pace our progress. The Company has also declared goals towards using renewable electricity for our operations, reducing use of virgin petroleum-based plastic in packaging, increasing the recyclability or reusability of packaging, responsible sourcing of key forest-based commodities, improving efficiency of water usage in our operations and driving a global portfolio of water restoration projects to address water scarcity.
We use the standards and guidelines of the Global Reporting Initiative, Sustainability Accounting Standards Board (SASB) industry specific standards and the Task Force on Climate-related Financial Disclosures (TCFD) to inform our sustainability and related disclosures included in this Annual Report, our Proxy Statement and our sustainability reports. The “materiality” thresholds in those standards and guidelines may differ from the concept of “materiality” for purposes of the federal securities laws and disclosures required by the Commission’s rules in this Annual Report. References to our sustainability reports and website are for informational purposes only and neither the sustainability reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K. Additional detailed information on our sustainability efforts can be found on our website at https://pginvestor.com/esg.
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
We are a global company, with operations in approximately 70 countries and products sold in approximately 180 countries and territories around the world. We hold assets, incur liabilities, generate sales and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than 50% of our annual net sales. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition. Further, we have a significant amount of foreign currency debt and derivatives as part of our capital markets activities. The maturity cash outflows of these instruments could be adversely impacted by significant appreciation of foreign currency exchange rates (particularly the Euro), which could adversely impact our overall cash flows. Moreover, discriminatory or conflicting fiscal or trade policies in different countries, including changes to tariffs and existing trade policies and agreements, could adversely affect our results. See also the Results of Operations and Cash Flow, Financial Condition and Liquidity sections of the MD&A and the Consolidated Financial Statements and related Notes.
We also have businesses and maintain local currency cash balances in a number of countries with currency exchange, import authorization, pricing or other controls or restrictions, such as Egypt, Argentina and Pakistan. Our results of operations, financial condition and cash flows could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
Additionally, our business, operations or employees have been and could continue to be adversely affected (including by the need to de-consolidate or even exit certain businesses in particular countries) by geopolitical conflicts, political volatility, trade controls, labor market disruptions or other crises or vulnerabilities in individual countries or regions. This could include political instability, upheaval or acts of war (such as the Russia-Ukraine War) and the related government and other entity responses, broad economic instability or sovereign risk related to a default by or deterioration in the creditworthiness of local governments, particularly in emerging markets.
Uncertain economic or social conditions may adversely impact demand for our products or cause our customers and other business partners to suffer financial hardship, which could adversely impact our business.
Our business could be negatively impacted by reduced demand for our products related to one or more significant local, regional or global economic or social disruptions. These disruptions have included and may in the future include: a slow-down,

4 The Procter & Gamble Company
recession or inflationary pressures in the general economy; reduced market growth rates; tighter credit markets for our suppliers, vendors or customers; a significant shift in government policies; significant social unrest; the deterioration of economic relations between countries or regions; potential negative consumer sentiment toward non-local products or sources; or the inability to conduct day-to-day transactions through our financial intermediaries to pay funds to or collect funds from our customers, vendors and suppliers. Additionally, these and other economic conditions may cause our suppliers, distributors, contractors or other third-party partners to suffer financial or operational difficulties that they cannot overcome, resulting in their inability to provide us with the materials and services we need, in which case our business and results of operations could be adversely affected. Customers may also suffer financial hardships due to economic conditions such that their accounts become uncollectible or are subject to longer collection cycles. In addition, if we are unable to generate sufficient sales, income and cash flow, it could affect the Company’s ability to achieve expected share repurchase and dividend payments.
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
Changing political and geopolitical conditions could adversely impact our business and financial results.
Changes in the political conditions in markets in which we manufacture, sell or distribute our products, as well as changing geopolitical conditions, may be difficult to predict and may adversely affect our business and financial results. Results of elections, referendums, sanctions or other political processes and pressures in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, materials, services, capital, data and people between countries. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, new or increased tariffs, trade barriers and market contraction, could adversely affect the Company’s results of operations and cash flows.
The Company operates a global business with sales, manufacturing, distribution and research and development organizations globally that contribute to our overall growth. If geopolitical tensions and trade controls were to increase or disrupt our business in markets where we have significant sales or operations, including disruptions due to governmental responses to such conflicts (such as the imposition of sanctions, retaliatory tariffs, increased business licensing requirements or limitations on profits), such disruptions could adversely impact our business, financial condition, results of operations and cash flows.
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
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant

The Procter & Gamble Company 5
arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes or controversies, loss or impairment of key manufacturing sites, discontinuity or disruptions in our internal information and data systems or those of our suppliers, cybersecurity incidents, inability to procure sufficient raw or input materials (including water, recycled materials and materials that meet our labor standards), significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks or other external factors over which we have no control, have at times interrupted and could, in the future, interrupt product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition, results of operations or cash flows.
Our businesses face cost fluctuations and pressures that could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities (including certain petroleum-derived materials like resins and paper-based materials like pulp) and raw and packaging materials and the costs of labor, transportation (including trucks and containers), energy, pension and healthcare. Inflation pressures could also result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations and to anticipate consumer reaction to our management of these fluctuations could adversely impact our results of operations or cash flows.
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
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success directly depends on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results of operations or cash flows could also be negatively impacted if the Company or one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients, negative perceptions of packaging (such as plastic and other petroleum-based materials), lack of recyclability or other environmental impacts, concerns about actual or alleged labor or equality and inclusion practices, privacy lapses or data breaches, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy, environmental or social impacts or similar matters, sentiments toward the Company or our products could be negatively impacted, and our results of operations or cash flows could suffer. Our Company also devotes time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving ethics and corporate responsibility, strong communities, equality and inclusion and environmental sustainability. While the Company has many programs and

6 The Procter & Gamble Company
initiatives to further these goals, our ability to achieve these goals is impacted in part by the actions and efforts of third parties including local and other governmental authorities, suppliers, vendors and customers. Consumer or broader stakeholder perceptions of these programs and initiatives widely vary and could adversely affect our business. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and results of operations or cash flows could be adversely impacted.
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
Our IT/OT databases and systems and our third-party providers’ databases and systems have been, and will likely continue to be, subject to advanced computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyber-attacks. Such attacks may originate from outside parties, hackers, criminal organizations or other threat actors, including nation states. In addition, insider actors - malicious or otherwise - could cause technical disruptions and/or confidential data leakage. We cannot guarantee that our security efforts or the security efforts of our third-party providers will prevent material breaches, operational incidents or other breakdowns to our or our third-party providers’ IT/OT databases or systems.
A breach of our data security systems or failure of our IT/OT databases and systems may have a material adverse impact on our business operations and financial results. If the IT/OT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information,

The Procter & Gamble Company 7
including personal information, due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. If our critical IT systems or back-up systems or those of our third-party vendors are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.
In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom or damage our reputation. In addition, such events could result in unauthorized disclosure of confidential information or stakeholder information, including personal information, and we may suffer financial and reputational damage because of lost or misappropriated information belonging to us or to our partners, our employees, customers and suppliers. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions; and we could be subject to payment of fines or other penalties, legal claims by our suppliers, customers or employees and significant remediation costs.
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
We must successfully manage the demand, supply and operational challenges associated with the effects of any future disease outbreak, including epidemics, pandemics or similar widespread public health concerns.
Our business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern. These impacts may include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling or similar pantry-loading activity. If prolonged, such impacts can further increase the difficulty of business or operations planning and may adversely impact our results of operations and cash flows; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers or customers from sufficiently staffing operations.
Despite efforts to manage and remedy these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.
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

8 The Procter & Gamble Company
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
Our financial projections assume certain ongoing productivity improvements and cost savings, including staffing adjustments and employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. Additionally, successfully executing organizational change, management transitions at leadership levels of the Company and motivation and retention of key employees is critical to our business success. Factors that may affect our ability to attract and retain sufficient numbers of qualified employees include employee morale, our reputation, competition from other employers and availability of qualified individuals. Our success depends on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing and retaining organizational capabilities in key growth markets where the depth of skilled or experienced employees may be limited and competition for these resources is intense as well as continuing the development and execution of robust leadership succession plans.
LEGAL & REGULATORY RISKS
We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.
Our business is subject to a wide variety of laws and regulations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation, packaging content or corporate responsibility for packaging and product disposal, marketing, antitrust and competition, privacy, data protection, environmental (including increasing focus on the climate, water and waste impacts of consumer packaged goods companies' operations and products), employment, healthcare, anti-bribery and anti-corruption (including interactions with health care professionals and government officials as well as corresponding internal controls and record-keeping requirements), trade (including tariffs, sanctions and export controls), tax, accounting and financial reporting or other matters. In addition, increasing governmental and societal attention to environmental, social and governance (ESG) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for the Company, may alter the environment in which we do business, may increase the ongoing costs and complexities of compliance including by requiring investments in technology or other compliance systems, and may ultimately result in the need to cease manufacturing, sales or other business activities in certain jurisdictions, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
Changes in applicable tax laws and regulations and resolutions of tax disputes could negatively affect our financial results.
The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Changes in the various tax laws can and do occur. For example, in December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the U.S. Tax Act). The changes included in the U.S. Tax Act were broad and complex. Under the current U.S. presidential administration, comprehensive federal income tax reform has been proposed, including an increase in the U.S. Federal corporate income tax rate, elimination of certain investment incentives and an increase in U.S. taxation of non-U.S. earnings. While these proposals are controversial, likely to change during the legislative process and may prove difficult to enact as proposed in the current closely divided U.S. Congress, their impact could nonetheless be significant.
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting (BEPS) project is a project undertaken by the approximately 140 member countries of the expanded Organisation for Economic Co-operation and Development (OECD) Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and, as proposed, would likely impact a large portion of multinational businesses by potentially redefining jurisdictional taxation rights in market countries and establishing a global minimum tax. In December 2022, the European Union (EU) approved a directive requiring member states to incorporate a 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. In

The Procter & Gamble Company 9
addition, several non-EU countries have recently proposed and/or adopted legislation consistent with the global minimum tax framework. Important details of these minimum tax developments are still to be determined and, in some cases, enactment and timing remain uncertain.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
In the U.S., we own and operate 24 manufacturing sites located in 18 different states. In addition, we own and operate 80 manufacturing sites in 34 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 23 of these locations; Grooming products at 17; Health Care products at 20; Fabric & Home Care products at 37; and Baby, Feminine & Family Care products at 37. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore, China and the United Arab Emirates. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.
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
Item 4. Mine Safety Disclosure.
Not applicable.

10 The Procter & Gamble Company
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 4, 2023, are:

Name	Position	Age	First Elected to Officer Position

Jon R. Moeller	Chairman of the Board, President and Chief Executive Officer	59	2009 (1)

Shailesh Jejurikar	Chief Operating Officer	56	2018 (2)

Andre Schulten	Chief Financial Officer	52	2021 (3)

Gary A. Coombe	Chief Executive Officer - Grooming	59	2014 (4)

Jennifer L. Davis	Chief Executive Officer - Health Care	52	2022 (5)

Ma. Fatima D. Francisco	Chief Executive Officer - Baby, Feminine and Family Care and Executive Sponsor for Gender Equality	55	2018 (6)

R. Alexandra Keith	Chief Executive Officer - Beauty and Executive Sponsor for Corporate Sustainability	55	2017 (7)

Sundar Raman	Chief Executive Officer - Fabric and Home Care	48	2021 (8)

Victor Aguilar	Chief Research, Development and Innovation Officer	56	2020 (9)

Marc S. Pritchard	Chief Brand Officer	63	2008 (( )

Balaji Purushothaman	Chief Human Resources Officer	54	2023 (10)

Susan Street Whaley	Chief Legal Officer and Secretary	49	2022 (11)
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
(7)Ms. Keith previously served as Chief Executive Officer - Beauty (2017 - 2022).
(8)Mr. Raman previously served as President - Home Care and P&G Professional (2020 - 2021), President - Fabric Care, North America and P&G Professional (2019 - 2020), and Vice President - Fabric Care, North America (2015 - 2019).
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
(10)Mr. Purushothaman previously served as Senior Vice President - Human Resources, Global Total Rewards, Employee and Labor Relations and Corporate Services (2020 - 2022) and as Senior Vice President - Human Resources, Beauty, Grooming, and Family Care (2015 - 2020).
(11)Ms. Whaley previously served as Senior Vice President and General Counsel - North America, Practice Groups and Sector Business Units (2019 - 2022), and Vice President and General Counsel - North America, Global Go-To-Market and Practice Groups, and Global Business Units (2016 - 2019).

The Procter & Gamble Company 11
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2023 - 4/30/2023	—	—	—	(3)
5/1/2023 - 5/31/2023	—	—	—	(3)
6/1/2023 - 6/30/2023	914,324	$149.95	—	(3)
Total	914,324	$149.95	—	(3)
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
(3)On April 21, 2023, the Company stated that in fiscal year 2023 the Company expected to reduce outstanding shares through direct share repurchases at a value of $7.4 to $8.0 billion, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of debt. The total value of the shares purchased under the share repurchase plan was $7.4 billion. The share repurchase plan ended on June 30, 2023.
Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.
SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 133 consecutive years since its incorporation in 1890 and has increased its dividend for 67 consecutive years since 1956. Over the past ten years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability and cash flow expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

Fiscal Year Dividends per Share (in dollars, split-adjusted)
4.00
3.50
3.00
2.50
2.00
1.50
1.00
0.50
0.00
$3.68
1956
1963
1973
1983
1993
2003
2013
2023

(in dollars; split-adjusted)	1956	1963	1973	1983	1993	2003	2013	2023
Dividends per share	$0.01	$0.02	$0.05	$0.14	$0.28	$0.82	$2.29	$3.68

12 The Procter & Gamble Company
Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. As of June 30, 2023, there were approximately five million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms.
Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2023, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2018, and that all dividends were reinvested.

Comparison of Five-Year Cumulative
Total Shareholder Return
$240
$220
$200
$180
$160
$140
$120
$100
2018
2019
2020
2021
2022
2023
P&G
S&P 500
S&P 500 Consumer Staples

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2018	2019	2020	2021	2022	2023
P&G	$100	$145	$162	$188	$205	$222
S&P 500	100	110	119	167	149	179
S&P 500 Consumer Staples	100	116	121	149	159	169
Item 6. Intentionally Omitted.
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

The Procter & Gamble Company 13
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls and localized volatility; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (4) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war (including the Russia-Ukraine War) or terrorism or disease outbreaks; (5) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pension and healthcare; (6) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage uncertainties related to changing political and geopolitical conditions and potential implications such as exchange rate fluctuations and market contraction; (13) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, intellectual property, labor and employment, antitrust, privacy and data protection, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (14) the ability to manage changes in applicable tax laws and regulations; (15) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (16) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (17) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns; (18) the ability to manage the uncertainties, sanctions and economic effects from the war between Russia and Ukraine; and (19) the ability to successfully achieve our ambition of reducing our greenhouse gas emissions and delivering progress towards our environmental sustainability priorities. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-K.
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
•Summary of 2023 Results
•Economic Conditions and Uncertainties
•Results of Operations
•Segment Results
•Cash Flow, Financial Condition and Liquidity
•Critical Accounting Policies and Estimates
•Other Information
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per common share (diluted EPS) and operating cash flow. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), consisting of organic sales growth, core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. Organic sales growth is net sales growth excluding the impacts of acquisitions and divestitures and foreign exchange from year-over-year comparisons. Core EPS is diluted EPS excluding certain items that are not judged by management to be part of the Company's sustainable results or trends. Adjusted free cash flow is operating cash flow less

14 The Procter & Gamble Company
capital spending and excluding payments for the transitional tax resulting from the U.S. Tax Act. Adjusted free cash flow productivity is the ratio of adjusted free cash flow to net earnings excluding certain one-time items. We believe these measures provide our investors with additional information about our underlying results and trends as well as insight to some of the metrics used to evaluate management. The explanation at the end of the MD&A provides more details on the use and the derivation of these measures as well as reconciliations to the most directly comparable U.S. GAAP measure.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures quarter and fiscal year-to-date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions, divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales.
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
Sector Business Units
The Company's ten product categories are organized into five SBUs and five reportable segments (under U.S. GAAP): Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. The SBUs are responsible for global brand strategy, product upgrades and innovation, marketing plans and supply chain. They have direct profit responsibility for markets (referred to as Focus Markets) representing the large majority of the Company's sales and earnings and are also responsible for innovation plans, supply plans and operating frameworks to drive growth and value creation in the remaining markets (referred to as Enterprise Markets). Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East and Africa (IMEA).

The Procter & Gamble Company 15
The following provides additional detail on our reportable segments and the ten product categories and brand composition within each segment.

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	18%	21%	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Skin and Personal Care (Antiperspirants and Deodorants, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II
Grooming (2)	8%	10%	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	14%	14%	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	35%	32%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	25%	23%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1)Percent of Net sales and Net earnings for the fiscal year ended June 30, 2023 (excluding results held in Corporate).
(2)Effective July 1, 2022, the Grooming Sector Business Unit completed the full integration of its Shave Care and Appliances categories to cohesively serve consumers' grooming needs. This transition included the integration of the management team, strategic decision-making, innovation plans, financial targets, budgets and internal management reporting.
Organization Design:
Sector Business Units
Beauty: We are a global market leader amongst the beauty categories in which we compete, including hair care and skin and personal care. We are a global market leader in the retail hair care market with nearly 20% global market share primarily behind our Pantene and Head & Shoulders brands. In skin and personal care, we offer a wide variety of products, ranging from deodorants to personal cleansing to skin care, such as our Olay brand, which is one of the top facial skin care brands in the world with nearly 5% global market share.
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
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market, and we have the number two market share position with nearly 20% global market share behind our Crest and Oral-B brands. In personal health care, we are a global market leader among the categories in which we compete, including respiratory treatments, digestive wellness, vitamins and analgesics behind our Vicks, Metamucil, Pepto-Bismol and Neurobion brands.
Fabric & Home Care: This segment is comprised of a variety of fabric care products, including laundry detergents, additives and fabric enhancers; and home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position in the markets in which we compete and are the global market leader with over 35% global market share, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is about 25% across the categories in which we compete, primarily behind our Cascade, Dawn, Febreze and Swiffer brands.
Baby, Feminine & Family Care: In baby care, we are a global market leader and compete mainly in taped diapers, pants and baby wipes, with more than 20% global market share. We have the number one or number two market share position in the markets in which we compete, primarily behind our Pampers brand. We are a global market leader in the feminine care category with over 25% global market share, primarily behind our Always and Tampax brands. We also compete in the adult incontinence category in certain markets behind Always Discreet, with over 10% market share in the key markets in which we compete. Our family care business is predominantly a North American business comprised primarily of the Bounty paper towel and Charmin toilet paper brands. North America market shares are over 40% for Bounty and over 25% for Charmin.

16 The Procter & Gamble Company
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
Additionally, within this strategy of superiority, productivity, constructive disruption and organization, we have declared four focus areas to strengthen our performance going forward. These are 1) leveraging environmental sustainability as an additional driver of superior performing products and packaging innovations, 2) increasing digital acumen to drive consumer and customer preference, reduce cost and enable rapid and efficient decision making, 3) developing next-level supply chain capabilities to enable flexibility, agility, resilience and a new level of productivity and 4) delivering employee value equation for all gender identities, races, ethnicities, sexual orientations, ages and abilities for all roles to ensure we continue to attract, retain and develop the best talent.
We believe this strategy is right for the long-term health of the Company and our objective of delivering total shareholder return in the top one-third of our peer group.
The Company expects the delivery of the following long-term growth algorithm will result in total shareholder returns in the top third of the competitive, fast-moving consumer goods peer group:
•Organic sales growth above market growth rates in the categories and geographies in which we compete;
•Core EPS growth of mid-to-high single digits; and
•Adjusted free cash flow productivity of 90% or greater.
While periods of significant macroeconomic pressures may cause short-term results to deviate from the long-term growth algorithm, we intend to maintain a disciplined approach to investing in our business.

The Procter & Gamble Company 17
SUMMARY OF 2023 RESULTS

Amounts in millions, except per share amounts	2023	2022	Change vs. Prior Year
Net sales	$82,006	$80,187	2%
Operating income	18,134	17,813	2%
Net earnings	14,738	14,793	—%
Net earnings attributable to Procter & Gamble	14,653	14,742	(1)%
Diluted net earnings per common share	5.90	5.81	2%
Core earnings per share	5.90	5.81	2%
Cash flow from operating activities	16,848	16,723	1%
•Net sales increased 2% to $82.0 billion versus the prior year. The net sales growth was driven by a mid-single-digit increase in Health Care, low single-digit increases in Fabric & Home Care, Baby, Feminine & Family Care and Beauty, partially offset by a low single-digit decrease in Grooming. Organic sales, which excludes the impact of acquisitions and divestitures and foreign exchange, increased 7%. Organic sales increased high single digits in Health Care and Fabric & Home Care and mid-single digits in Baby, Feminine & Family Care, Beauty and Grooming.
•Operating income increased $321 million, or 2%, to $18.1 billion versus year ago due to the increase in net sales, partially offset by a modest decrease in operating margin.
•Net earnings decreased modestly by $55 million to $14.7 billion versus year ago as the increase in operating income was more than fully offset by a higher effective tax rate. Foreign exchange impacts reduced net earnings by approximately $1.4 billion.
•Net earnings attributable to Procter & Gamble decreased $89 million, or 1%, to $14.7 billion versus the prior year due primarily to the decrease in net earnings.
•Diluted EPS increased 2% to $5.90 as the decrease in net earnings was more than offset by a reduction in shares outstanding.
•Cash flow from operating activities was $16.8 billion.
◦    Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $14.0 billion.
◦    Adjusted free cash flow productivity, which is the ratio of adjusted free cash flow to net earnings, was 95%.
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
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia, Australia and Africa, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprise more than 20% of our net sales in fiscal 2023. As such, we are exposed to and impacted by global macroeconomic factors, geopolitical tensions, U.S. and foreign government policies and foreign exchange fluctuations. We are also exposed to market risks from operating in challenging environments including unstable economic, political and social conditions, civil unrest, natural disasters, debt and credit issues and currency controls or fluctuations. These risks can reduce our net sales or erode our operating margins and consequently reduce our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity and input material prices, transportation costs, other broader inflationary impacts and our own productivity efforts. We have significant exposures to certain commodities and input materials, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of these commodities and input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations due to energy shortages, natural disasters, labor or freight constraints have impacted our costs and could do so in the future. New or increased legal or regulatory requirements, along with initiatives to meet our sustainability goals, could also result in increased costs due to higher material costs and investments in facilities and equipment. We strive to implement, achieve and sustain cost improvement plans, including supply chain optimization and general overhead and workforce optimization. Increased pricing in response to certain inflationary or cost increases may also offset portions of the cost impacts; however, such price increases may impact product consumption. If we are unable to manage cost impacts through pricing actions and consistent productivity improvements, it may adversely impact our net sales, gross margin, operating margin, net earnings and cash flows.

18 The Procter & Gamble Company
Foreign Exchange. We have significant translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In the past three years, weakening of certain foreign currencies versus the U.S. dollar has resulted in significant foreign exchange impacts leading to lower net sales, net earnings and cash flows. Certain countries that recently had and are currently experiencing significant exchange rate fluctuations include Argentina, Brazil, the United Kingdom, Japan, Russia and Turkey. These fluctuations have significantly impacted our historical net sales, net earnings and cash flows and could do so in the future. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on the consumption of our products, which would negatively affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, including changes resulting from the current work being led by the OECD/G20 Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses and, as proposed, is likely to impact most large multinational businesses by both redefining jurisdictional taxation rights and establishing a 15% global minimum tax. Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Egypt, Argentina and Pakistan. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in the above areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations. Our Ukraine business includes two manufacturing sites and accounted for less than 1% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Ukraine business accounted for less than 1% of consolidated net assets as of June 30, 2023. Our Russia business includes two manufacturing sites. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia. The Russia business accounted for approximately 2% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Russia business accounted for less than 2% of consolidated net assets as of June 30, 2023.
Future impacts to the Company are difficult to predict due to the high level of uncertainty related to the war's duration, evolution and ultimate resolution. Within Ukraine, there is a possibility of physical damage and destruction of our two manufacturing facilities. We may not be able to operate our manufacturing sites and source raw materials from our suppliers or ship finished products to our customers.
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
For additional information on risk factors that could impact our business results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.
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

The Procter & Gamble Company 19
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
For a detailed discussion of the fiscal 2022 year-over-year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 2022.
Net Sales
Net sales increased 2% to $82.0 billion in fiscal 2023. The increase in net sales was driven by higher pricing of 9% and a favorable mix of 1%, partially offset by unfavorable foreign exchange of 5% and a 3% decrease in unit volume versus the prior year. Favorable mix was driven by a higher proportion of sales in North America (with higher than Company-average selling prices) and decline in Europe (with lower than Company-average selling prices). Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales grew 7%.
Net sales increased mid-single digits in Health Care, increased low single digits in Fabric & Home Care, Baby, Feminine & Family Care and Beauty and decreased low single digits in Grooming. On a regional basis, volume decreased double digits in Europe, mid-single digits in Greater China and low single digits in Asia Pacific, IMEA and North America. Volume increased low single digits in Latin America.
Operating Costs

Comparisons as a percentage of net sales; fiscal years ended June 30	2023	2022	Basis Point Change
Gross margin	47.9%	47.4%	50 bps
Selling, general and administrative expense	25.7%	25.2%	50 bps
Operating margin	22.1%	22.2%	(10) bps
Earnings before income taxes	22.4%	22.4%	0 bps
Net earnings	18.0%	18.4%	(40) bps
Net earnings attributable to Procter & Gamble	17.9%	18.4%	(50) bps
Gross margin increased 50 basis points to 47.9% of net sales. The increase in gross margin was due to:
•a 430 basis-point increase from higher pricing and
•a 150 basis-point increase from manufacturing productivity savings.
These increases were partially offset by
•320 basis points of increased commodity and input material costs,
•a 110 basis-point decline from unfavorable mix due to the launch and growth of premium products (which have lower than Company-average gross margins) and the disproportionate decline of the super-premium SK-II brand,
•a 50 basis-point decline from unfavorable foreign exchange impacts,
•30 basis points due to capacity start-up costs and other manufacturing impacts and
•20 basis points of product and packaging investments.
Total SG&A increased 4% to $21.1 billion due primarily to an increase in overhead costs and other net operating costs. SG&A as a percentage of net sales increased 50 basis points to 25.7% due to an increase in overhead and other net operating costs as a percentage of net sales, partially offset by a decrease in marketing spending as a percentage of net sales.
•Marketing spending as a percentage of net sales decreased 40 basis points due to the positive scale impacts of the net sales increase and increased productivity savings, partially offset by increased media reinvestments.
•Overhead costs as a percentage of net sales increased 40 basis points due to wage inflation and other cost increases, partially offset by the positive scale impacts of the net sales increase and productivity savings.
•Other net operating expenses as a percentage of net sales increased 60 basis points due primarily to higher foreign exchange transactional charges.
Productivity-driven cost savings delivered 90 basis points of benefit to SG&A as a percentage of net sales.
Operating margin decreased 10 basis points to 22.1% as the increase in gross margin was more than fully offset by the increase in SG&A as a percentage of net sales as discussed above.

20 The Procter & Gamble Company
Non-Operating Items
•Interest expense was $756 million, an increase of $317 million versus the prior year due to higher interest rates and an increase in short-term debt in the current year.
•Interest income was $307 million, an increase of $256 million versus the prior year due to higher interest rates.
•Other non-operating income increased $98 million to $668 million due primarily to a prior year unrealized loss on equity investments and a current year gain on divestiture of minor brands.
Income Taxes
The effective tax rate increased 190 basis points versus the prior year period to 19.7% due to:
•a 100 basis-point increase from lower excess tax benefits of share-based compensation,
•a 50 basis-point increase from discrete impacts related to uncertain tax positions and
•a 40 basis-point increase primarily from lower current year deductions for foreign-derived intangible income versus prior year.
Net Earnings
Operating income increased $321 million, or 2%, to $18.1 billion due to the increase in net sales, partially offset by a modest decrease in operating margin, both of which are discussed above.
Earnings before income taxes increased $358 million, or 2%, to $18.4 billion due primarily to the increase in operating income. Net earnings declined modestly by $55 million to $14.7 billion due to the increase in earnings before income taxes, more than fully offset by the increase in the effective income tax rate discussed above. Foreign exchange impacts reduced net earnings by approximately $1.4 billion due to a weakening of certain currencies against the U.S. dollar. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble decreased $89 million, or 1%, to $14.7 billion.
Diluted EPS increased $0.09, or 2%, to $5.90 as the decrease in net earnings was more than fully offset by a reduction in shares outstanding.
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

	Net Sales Change Drivers 2023 vs. 2022 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(1)%	(2)%	(5)%	8%	(1)%	1%	2%
Grooming	(3)%	(3)%	(7)%	9%	(2)%	—%	(3)%
Health Care	(1)%	(1)%	(4)%	5%	4%	—%	4%
Fabric & Home Care	(4)%	(4)%	(5)%	11%	1%	—%	3%
Baby, Feminine & Family Care	(3)%	(3)%	(4)%	8%	1%	—%	2%
TOTAL COMPANY	(3)%	(3)%	(5)%	9%	1%	—%	2%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
BEAUTY

($ millions)	2023	2022	Change vs. 2022
Volume	N/A	N/A	(1)%
Net sales	$15,008	$14,740	2%
Net earnings	$3,178	$3,160	1%
% of net sales	21.2%	21.4%	(20) bps
Beauty net sales increased 2% to $15.0 billion as the positive impacts of higher pricing of 8% and benefit from acquisitions of 1% were partially offset by unfavorable foreign exchange of 5%, unfavorable mix of 1% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices) and a 1% decrease in unit volume.

The Procter & Gamble Company 21
Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 6%. Global market share of the Beauty segment increased 0.3 points.
•Hair Care net sales increased low single digits. Positive impacts of higher pricing (driven by all regions) and benefit from acquisitions were partially offset by the negative impacts of unfavorable foreign exchange and a decrease in unit volume. Mix had a neutral impact on net sales. The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia and increased pricing), Greater China (due to market contraction and pandemic-related disruptions) and Asia Pacific (due to increased pricing). Organic sales increased high single digits driven by 20% growth in Latin America and double-digit growth in Europe and North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the hair care category decreased more than half a point.
•Skin and Personal Care net sales increased low single digits. Positive impacts of higher pricing (across all regions), a unit volume increase and a benefit from acquisitions were partially offset by the negative impacts from unfavorable mix (due primarily to the decline of the super-premium SK-II brand) and unfavorable foreign exchange. The volume increase was driven primarily by growth in North America, Latin America and Greater China (all due to innovation), partially offset by a decline in Asia Pacific (due to the decline of the super-premium SK-II brand in the travel retail channel). Organic sales increased mid-single digits as more than 20% increases in Latin America and Europe and a double-digit increase in North America were partially offset by a double-digit decrease in Asia Pacific. Global market share of the skin and personal care category increased nearly a point.
Net earnings increased 1% to $3.2 billion due to the increase in net sales, partially offset by a 20 basis-point decrease in net earnings margin. Net earnings margin decreased due to a reduction in gross margin, partially offset by a reduction in SG&A as a percentage of net sales. The gross margin reduction was driven by negative product mix (due to the decline of the super-premium SK-II brand), increased commodity costs and unfavorable foreign exchange, partially offset by increased pricing. SG&A as a percentage of net sales decreased primarily due to a decrease in marketing spending.
GROOMING

($ millions)	2023	2022	Change vs. 2022
Volume	N/A	N/A	(3)%
Net sales	$6,419	$6,587	(3)%
Net earnings	$1,461	$1,490	(2)%
% of net sales	22.8%	22.6%	20 bps
Grooming net sales decreased 3% to $6.4 billion driven by unfavorable foreign exchange of 7%, a 3% decrease in unit volume and unfavorable mix of 2% (due to decline of appliances, which have higher than segment-average selling prices), partially offset by higher pricing of 9% (driven by all regions). The volume decrease was primarily driven by decreases in Europe (due to portfolio reduction in Russia and increased pricing) and North America (due to market contraction and increased pricing). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5% driven by growth in all regions led by a more than 20% growth in Latin America and a double-digit growth in Asia Pacific. Global market share of the Grooming segment increased 1 point.
Net earnings decreased 2% to $1.5 billion due to the decrease in net sales, partially offset by a 20 basis-point increase in net earnings margin. Net earnings margin increased as a decrease in gross margin was more than fully offset by a decrease in SG&A as a percentage of net sales. The gross margin decrease was driven by unfavorable product mix (due to a disproportionate decline of higher gross margin appliances such as premium shavers), commodity cost increases and unfavorable foreign exchange, partially offset by higher pricing and productivity savings. SG&A as a percentage of net sales decreased due primarily to a decrease in marketing spending.
HEALTH CARE

($ millions)	2023	2022	Change vs. 2022
Volume	N/A	N/A	(1)%
Net sales	$11,226	$10,824	4%
Net earnings	$2,125	$2,006	6%
% of net sales	18.9%	18.5%	40 bps
Health Care net sales increased 4% to $11.2 billion driven by higher pricing of 5% and favorable mix of 4% (due to growth in North America and the Personal Health Care category, both of which have higher than segment-average selling prices), partially offset by unfavorable foreign exchange of 4% and a 1% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 8%. Global market share of the Health Care segment decreased 0.2 points.

22 The Procter & Gamble Company
•Oral Care net sales decreased low single digits. Negative impacts of unfavorable foreign exchange and a unit volume decrease were partially offset by increased pricing (driven primarily by North America and Europe) and favorable premium product mix. Volume decline was primarily driven by Europe (due to portfolio reduction in Russia and increased pricing), North America (due to increased pricing) and Greater China (due to market contraction, especially in the power brush market). Organic sales increased low single digits driven by a more than 20% growth in Latin America and a low single-digit growth in North America. Global market share of the oral care category was unchanged.
•Personal Health Care net sales increased double digits. Positive impacts of favorable mix (due to the disproportionate growth of North America and respiratory products, both of which have higher than category-average selling prices), higher pricing (driven primarily by North America, Europe and Latin America) and a unit volume increase were partially offset by unfavorable foreign exchange. Volume increase was primarily driven by growth in North America (due to innovation and a stronger respiratory season) and Latin America, partially offset by a decline in IMEA (versus a prior year impacted by pandemic-related consumption increases in certain markets). Organic sales increased mid-teens driven by a high teens increase in North America, a mid-teens increase in Europe and a low teens increase in Latin America. Global market share of the personal health care category was unchanged.
Net earnings increased 6% to $2.1 billion due to the increase in net sales and a 40 basis-point increase in net earnings margin. Net earnings margin increased as a decrease in gross margin was more than fully offset by a decrease in SG&A as a percentage of net sales. The decrease in gross margin was driven by unfavorable product mix (due to the growth of products such as manual brushes, which have lower gross margins) and increased commodity and input material costs, partially offset by increased pricing. SG&A as a percentage of net sales decreased due to the positive scale impacts of the net sales increase and lower marketing spending, partially offset by increased overhead spending.
FABRIC & HOME CARE

($ millions)	2023	2022	Change vs. 2022
Volume	N/A	N/A	(4)%
Net sales	$28,371	$27,556	3%
Net earnings	$4,828	$4,386	10%
% of net sales	17.0%	15.9%	110 bps
Fabric & Home Care net sales increased 3% to $28.4 billion driven by higher pricing of 11% and favorable mix of 1% (due to a disproportionate volume decline in Europe, which has lower than segment-average selling prices), partially offset by unfavorable foreign exchange of 5% and a 4% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 8%. Global market share of the Fabric & Home Care segment was unchanged.
•Fabric Care net sales increased low single digits. Positive impacts of higher pricing (driven by all regions) and favorable geographic mix (due to decline in Europe, which has lower than category-average selling prices) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was primarily driven by declines in Europe (due to increased pricing and portfolio reduction in Russia), North America (due to increased pricing and market contraction) and Greater China (due to portfolio reductions and market contraction). Organic sales increased high single digits driven by more than 20% increases in Latin America and IMEA, high single-digit increases in Asia Pacific and Europe and a low single-digit increase in North America. Global market share of the fabric care category decreased nearly a point.
•Home Care net sales increased mid-single digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable product mix were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven by declines in Europe (due to market contraction and increased pricing) and North America (due to market contraction). Organic sales increased high single digits driven by a mid-teens growth in Europe and a high single-digit growth in North America. Global market share of the home care category increased more than a point.
Net earnings increased 10% to $4.8 billion due to the increase in net sales and a 110 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by increased pricing, partially offset by an increase in commodity and input material costs, unfavorable foreign exchange and unfavorable product mix. SG&A as a percentage of net sales increased due to an increase in media spending, partially offset by the positive scale effects of the net sales increase.

The Procter & Gamble Company 23
BABY, FEMININE & FAMILY CARE

($ millions)	2023	2022	Change vs. 2022
Volume	N/A	N/A	(3)%
Net sales	$20,217	$19,736	2%
Net earnings	$3,545	$3,266	9%
% of net sales	17.5%	16.5%	100 bps
Baby, Feminine & Family Care net sales increased 2% to $20.2 billion as the positive impacts of higher pricing of 8% and favorable mix of 1% (due to a higher proportion of sales in North America, which has higher than segment-average selling prices) were partially offset by unfavorable foreign exchange of 4% and a 3% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 6%. Global market share of the Baby, Feminine & Family Care segment was unchanged.
•Baby Care net sales decreased low single digits. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were partially offset by higher pricing (across all regions) and favorable product and geographic mix (due to a higher proportion of sales in North America). The volume decrease was driven primarily by declines in Europe (due to increased pricing and portfolio reduction in Russia), North America (due to increased pricing) and Greater China. Organic sales increased mid-single digits driven by a more than 30% growth in Latin America, high single-digit growth in IMEA and mid-single-digit growth in North America and Europe, partially offset by a double-digit decline in Greater China. Global market share of the baby care category was unchanged.
•Feminine Care net sales increased mid-single digits. Positive impacts of higher pricing (driven by all regions) and favorable product and geographic mix (due to a decline in Europe, which has lower than category-average selling prices) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was driven primarily by declines in Europe (due to portfolio reduction in Russia and increased pricing) and IMEA (due to increased pricing). Organic sales increased double digits driven by growth in all regions led by a mid-teens increase in Europe and a double-digit increase in North America. Market share of the feminine care category increased nearly half a point.
•Net sales in Family Care, which is predominantly a North American business, increased low single digits driven by higher pricing. Unit volume had a neutral impact on net sales. Organic sales increased mid-single digits. North America's share of the family care category decreased nearly half a point.
Net earnings increased 9% to $3.5 billion due to the increase in net sales and a 100 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin and a modest decrease in SG&A as a percentage of net sales. Gross margin increased due to increased pricing, partially offset by an increase in commodity and input material costs. SG&A as a percentage of net sales decreased due to the positive scale effects of the net sales increase partially offset by an increase in other operating expense.
CORPORATE

($ millions)	2023	2022	Change vs. 2022
Net sales	$765	$744	3%
Net earnings/(loss)	$(399)	$485	N/A
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
Corporate net sales increased 3% to $765 million due to an increase in net sales of the incidental businesses managed at the corporate level. Corporate net earnings decreased $884 million to a loss of $399 million primarily due to higher interest expense, lower excess tax benefits of share-based compensation and higher foreign exchange transactional charges, partially offset by the increase in net sales of the incidental businesses and higher interest income.
Restructuring Program to Deliver Productivity and Cost Savings
The Company has historically had an ongoing restructuring program with annual spending in the range of $250 to $500 million. Savings generated from the Company's restructuring program are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. In fiscal 2023, the Company incurred before tax restructuring costs within the range of our historical annual ongoing level of $250 to $500 million.

24 The Procter & Gamble Company
Restructuring accruals of $174 million as of June 30, 2023, are classified as current liabilities. Approximately 87% of the restructuring charges incurred in fiscal 2023 either have been or will be settled with cash. Consistent with our policies for ongoing restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
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
Cash Flow Analysis

($ millions)	2023	2022
Net cash provided by operating activities	$16,848	$16,723
Net cash used in investing activities	(3,500)	(4,424)
Net cash used in financing activities	(12,146)	(14,876)
Adjusted Free Cash Flow	14,011	13,792
Adjusted Free Cash Flow Productivity	95%	93%
Operating Cash Flow
Operating cash flow was $16.8 billion in 2023, a 1% increase versus the prior year. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation, deferred income taxes and gain on sale of assets) generated approximately $17.5 billion of operating cash flow. Working capital and other impacts used $656 million of operating cash flow as summarized below.
•An increase in Accounts receivable used $307 million of cash primarily due to sales growth. The number of days sales outstanding increased approximately 1 day versus prior year.
•Higher inventory used $119 million of cash due to increased safety stock levels to strengthen supply chain sufficiency. Inventory days on hand was flat versus year ago.
•Accounts payable and Accrued and other liabilities provided $313 million of cash, primarily driven by increases in taxes payable and accrued compensation expense, partially offset by a reduction in trade payables. The reduction in trade payables was due to lower supply chain payables from a decrease in commodity and transportation costs, partially offset by the impact of extended payment terms with suppliers (see Extended Payment Terms and Supply Chain Financing below). Days payable outstanding decreased approximately 3 days versus prior year.
•Other net operating assets and liabilities used $543 million of cash primarily driven by pension-related contributions.
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
Adjusted free cash flow was $14.0 billion in 2023, an increase of 2% versus the prior year. The increase was primarily driven by the increase in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings, was 95% in 2023.
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

The Procter & Gamble Company 25
The terms of the Company’s payment obligation are not impacted by a supplier’s participation in the SCF. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers or related input costs that are included in the SCF. In addition, the SCF is available to both material suppliers, where the underlying costs are largely included in Cost of goods sold, and to service suppliers, where the underlying costs are largely included in SG&A. As of June 30, 2023, approximately 3% of our global suppliers have elected to participate in the SCF. Payments to those suppliers during fiscal year 2023 were approximately $18 billion, which equals approximately 29% of our total Cost of goods sold and SG&A for the year. For participating suppliers, we believe substantially all of their receivables with the Company are sold to the SCF Banks. Accordingly, we would expect that at each balance sheet date, a similar proportion of amounts originally due to suppliers would instead be payable to SCF Banks. All outstanding amounts related to suppliers participating in the SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. As of June 30, 2023 and 2022, the amounts due to suppliers participating in the SCF and included in Accounts payable were approximately $6 billion.
Although difficult to project due to market and other dynamics, we anticipate incremental cash flow benefits from the extended payment terms with suppliers could increase at a slower rate in fiscal 2024. Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or the Company’s credit-worthiness relative to participating suppliers, could impact suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.
Investing Cash Flow
Net investing activities used $3.5 billion of cash in 2023, primarily due to capital spending and acquisitions.
Capital Spending. Capital expenditures, primarily to support capacity expansion, innovation and cost efficiencies, were $3.1 billion in 2023. Capital spending as a percentage of net sales decreased 20 basis points to 3.7% in 2023.
Acquisitions. Acquisition activity used cash of $765 million in 2023, primarily related to a Beauty acquisition.
Financing Cash Flow
Net financing activities consumed $12.1 billion of cash in 2023, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net debt increase and the impact of stock options and other.
Dividend Payments. Our first discretionary use of cash is dividend payments. Dividends per common share increased 4% to $3.6806 per share in 2023. Total dividend payments to common and preferred shareholders were $9.0 billion in 2023. In April 2023, the Board of Directors declared a 3% increase in our quarterly dividend from $0.9133 to $0.9407 per share on Common Stock and Series A and B Employee Stock Ownership Plan (ESOP) Convertible Class A Preferred Stock. This is the 67th consecutive year that our dividend has increased. We have paid a dividend for 133 consecutive years, every year since our incorporation in 1890.
Long-Term and Short-Term Debt. We maintain debt levels we consider appropriate after evaluating a number of factors, including cash flow expectations, cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and the overall cost of capital. Total debt was $34.6 billion as of June 30, 2023. We generated $2.9 billion from net debt issuances in short-term debt and long-term debt markets.
Treasury Purchases. Total share repurchases were $7.4 billion in 2023.
Impact of Stock Options and Other. The exercise of stock options and other financing activities generated $1.3 billion of cash in 2023.
Liquidity
At June 30, 2023, our current liabilities exceeded current assets by $13.1 billion, largely due to short-term borrowings under our commercial paper program. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2023, the Company had $5.1 billion of cash and cash equivalents related to foreign subsidiaries, primarily in various European and Asian countries. We did not have material cash and cash equivalents related to any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
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
On June 30, 2023, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2027 and

26 The Procter & Gamble Company
November 2023, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt, see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2023.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$35,248	$10,316	$5,328	$5,899	$13,705
Leases	911	222	322	171	196
U.S. Tax Act transitional charge (1)	1,575	421	1,154	—	—
OTHER
Interest payments relating to long-term debt	5,727	713	1,245	946	2,823
Minimum pension funding (2)	591	192	399	—	—
Purchase obligations (3)	2,989	1,169	976	482	362
TOTAL CONTRACTUAL COMMITMENTS	$47,041	$13,033	$9,424	$7,498	$17,086
(1)Represents the U.S. federal tax liability associated with the repatriation provisions of the U.S. Tax Act.
(2)Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2026 are not currently determinable.
(3)Primarily reflects future contractual payments under various take-or-pay arrangements entered into as part of the normal course of business. Commitments made under take-or-pay obligations represent minimum commitments with suppliers and are in line with expected usage. This includes service contracts for information technology, human resources management and facilities management activities that have been outsourced. While the amounts listed represent contractual obligations, we do not believe it is likely that the full contractual amount would be paid if the underlying contracts were canceled prior to maturity. In such cases, we generally are able to negotiate new contracts or cancellation penalties, resulting in a reduced payment. The amounts do not include other contractual purchase obligations that are not take-or-pay arrangements. Such contractual purchase obligations are primarily purchase orders at fair value that are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
The Company has discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of the Company's Board of Directors.
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

The Procter & Gamble Company 27
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
Employee Benefits
We sponsor various postretirement benefits throughout the world. These include pension plans, both defined contribution plans and defined benefit plans, and other postretirement benefit (OPRB) plans consisting primarily of health care and life insurance for retirees. For accounting purposes, the defined benefit pension and OPRB plans require assumptions to estimate the net projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and net obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. As permitted by U.S. GAAP, the net amount by which actual results differ from our assumptions is deferred. If this net deferred amount exceeds 10% of the greater of plan assets or liabilities, a portion of the deferred amount is included in expense for the following year. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPRB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2023, the average return on assets assumptions for pension plan assets and OPRB assets was 5.9% and 8.4%, respectively. A change in the rate of return of 100 basis points for both pension and OPRB assets would impact annual after-tax benefit/expense by approximately $135 million.
Since pension and OPRB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPRB plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 4.2% represents a weighted average of local rates in countries where such plans exist. A 100 basis-point change in the discount rate would impact annual after-tax benefit expense by approximately $130 million. The average discount rate on the OPRB plan of 5.6% reflects the higher interest rates generally applicable in the U.S., which is where most of the plan participants receive benefits. A 100 basis-point change in the discount rate would impact annual after-tax OPRB expense by approximately $30 million. See Note 8 to the Consolidated Financial Statements for additional details on our defined benefit pension and OPRB plans.
Goodwill and Intangible Assets
Significant judgment is required to estimate the fair value of our goodwill reporting units and intangible assets. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant goodwill reporting units and intangible assets. Determining the useful life of an intangible asset also requires judgment. Certain brand intangible assets are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain brands, customer relationships, patents and technologies) are expected to have determinable

28 The Procter & Gamble Company
useful lives. Our assessment as to brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. Determinable-lived intangible assets are amortized to expense over their estimated lives. An impairment assessment for determinable-lived intangibles is only required when an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable.
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
Most of our goodwill reporting units have fair value cushions that significantly exceed their underlying carrying values. In connection with the Grooming operating segment integration as described further in Note 2, we concluded that the Shave Care and Appliances categories now operate as one reporting unit for goodwill impairment testing. Based on our annual impairment testing during the three months ended December 31, 2022, our Grooming reporting unit goodwill has a fair value cushion of over 30%. As of June 30, 2023, the carrying value of the Grooming reporting unit goodwill was $12.7 billion.
Most of our indefinite-lived intangible assets have fair value cushions that significantly exceed their underlying carrying value. Based on our annual impairment testing during the three months ended December 31, 2022, the Gillette indefinite-lived intangible asset's fair value exceeded its carrying value by approximately 5%. As of June 30, 2023, the carrying value of the Gillette indefinite-lived intangible asset was $14.1 billion. While we have concluded that no triggering event has occurred during the fiscal year ended June 30, 2023, the Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, market contraction from an economic recession and the Russia-Ukraine War, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a future impairment charge. Further reduction of the Gillette business activities in Russia could reduce the estimated fair value by up to 5%.
The most significant assumptions utilized in the determination of the estimated fair value of the Gillette indefinite-lived intangible asset are the net sales growth rates (including residual growth rates), discount rate and royalty rates.
Net sales growth rates could be negatively impacted by reductions or changes in demand for our Gillette products, which may be caused by, among other things: changes in the use and frequency of grooming products, shifts in demand away from one or more of our higher priced products to lower priced products or potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors, including the Russia-Ukraine War, could result in additional and prolonged devaluation of other countries’ currencies relative to the U.S. dollar. The residual growth rates represent the expected rate at which the Gillette brand is expected to grow beyond the shorter-term business planning period. The residual growth rates utilized in our fair value estimates are consistent with the brand operating plans and approximates expected long-term category market growth rates. The residual growth rates depend on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rates could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment.
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
The royalty rates are driven by historical and estimated future profitability of the underlying Gillette business. The royalty rate may be impacted by significant adverse changes in long-term operating margins.
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2022, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rates to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our shorter-term and residual growth rates, or a 50 basis-point decrease in our royalty rates, which may result in an impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate	-50 bps Royalty Rate
Gillette indefinite-lived intangible asset	(6)%	(6)%	(4)%
See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible assets.

The Procter & Gamble Company 29
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2023.
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
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2023. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
Our market risk exposures relative to interest rates, currency rates and commodity prices, as discussed below, have not changed materially versus the previous reporting period. In addition, we are not aware of any facts or circumstances that would significantly impact such exposures in the near term.
Interest Rate Exposure on Financial Instruments. Interest rate swaps are used to manage exposures to interest rates on underlying debt obligations. Certain interest rate swaps denominated in foreign currencies are designated to hedge exposures to currency exchange rate movements on our investments in foreign operations. These currency interest rate swaps are designated as hedges of the Company's foreign net investments.
Based on our interest rate exposure as of and during the fiscal year ended June 30, 2023, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
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
Based on our currency rate exposure on derivative and other instruments as of and during the fiscal year ended June 30, 2023, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure on Financial Instruments. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures. During the fiscal years ended June 30, 2023 and 2022, we did not have any financial commodity hedging activity.
Measures Not Defined By U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective on underlying business trends (i.e., trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors, as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measures but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted. These measures include:
Organic Sales Growth. Organic sales growth is a non-GAAP measure of sales growth excluding the impacts of acquisitions, divestitures and foreign exchange from year-over-year comparisons. We believe this measure provides investors with a

30 The Procter & Gamble Company
supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. This measure is used in assessing the achievement of management goals for at-risk compensation.
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Fiscal year ended June 30, 2023	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	2%	5%	(1)%	6%
Grooming	(3)%	7%	1%	5%
Health Care	4%	4%	—%	8%
Fabric & Home Care	3%	5%	—%	8%
Baby, Feminine & Family Care	2%	4%	—%	6%
TOTAL COMPANY	2%	5%	—%	7%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	Adjustments to Operating Cash Flow (1)	Adjusted Free Cash Flow
2023	$16,848	$(3,062)	$225	$14,011
2022	$16,723	$(3,156)	$225	$13,792
(1)Adjustments to Operating Cash Flow include transitional tax payments resulting from the U.S. Tax Act of $225 in 2023 and 2022.
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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
2023	$14,011	$14,738	95%
2022	$13,792	$14,793	93%
Core EPS. Core EPS is a measure of the Company's diluted EPS excluding items that are not judged by management to be part of the Company's sustainable results or trends. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used in assessing the achievement of management goals for at-risk compensation. For the fiscal years ended June 30, 2023 and 2022, there were no adjustments to or reconciling items for diluted EPS.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information in the MD&A and Note 9 to the Consolidated Financial Statements.

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
Strong internal controls is an objective that is reinforced through our Worldwide Business Conduct Manual, which sets forth our commitment to conduct business with integrity, and within both the letter and the spirit of the law. Our people are deeply committed to our Purpose, Values and Principles, which unite us in doing what’s right. Our system of internal controls includes written policies and procedures, segregation of duties and the careful selection and development of employees. Additional key elements of our internal control structure include our Global Leadership Council, which is actively involved in oversight of the business strategies, initiatives, results and controls, our Disclosure Committee, which is responsible for evaluating disclosure implications of significant business activities and events, our Board of Directors, which provides strong and effective corporate governance, and our Audit Committee, which reviews critical accounting policies and estimates, financial reporting and internal control matters.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2023, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2023, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2023, as stated in their report which is included herein.

/s/ Jon R. Moeller
(Jon R. Moeller)
Chairman of the Board, President and Chief Executive Officer

/s/ Andre Schulten
(Andre Schulten)
Chief Financial Officer

August 4, 2023

32 The Procter & Gamble Company
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of the Gillette indefinite lived intangible asset (the "Gillette Brand") for impairment involves the comparison of the fair value to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective asset. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rates, and discount rate. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessment of the Gillette Brand as of December 31, 2022. Because the estimated fair value exceeds the carrying value, no impairment was recorded. As of June 30, 2023, the carrying value of the Gillette Brand was $14.1 billion.
We identified the Company’s impairment evaluation of the Gillette Brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of the indefinite lived intangible asset. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and earnings as well as the selection of royalty rates and discount rate, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future net sales and earnings and the selection of the royalty rates and discount rate for the Gillette Brand included the following, among others:
•We tested the effectiveness of controls over the Gillette Brand, including those over the determination of fair value, such as controls related to management’s development of forecasts of future net sales and earnings, and the selection of royalty rates and discount rate.
•We evaluated management’s ability to accurately forecast net sales and earnings by comparing actual results to management’s historical forecasts.

The Procter & Gamble Company 33
•We evaluated the reasonableness of management’s forecast of net sales and earnings by comparing the forecasts to:
•Historical net sales and earnings.
•Underlying analysis detailing business strategies and growth plans.
•Internal communications to management and the Board of Directors.
•Forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
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
August 4, 2023

We have served as the Company’s auditor since 1890.

34 The Procter & Gamble Company
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 4, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 4, 2023

The Procter & Gamble Company 35
Consolidated Statements of Earnings

Amounts in millions except per share amounts; fiscal years ended June 30	2023	2022	2021
NET SALES	$82,006	$80,187	$76,118
Cost of products sold	42,760	42,157	37,108
Selling, general and administrative expense	21,112	20,217	21,024
OPERATING INCOME	18,134	17,813	17,986
Interest expense	(756)	(439)	(502)
Interest income	307	51	45
Other non-operating income, net	668	570	86
EARNINGS BEFORE INCOME TAXES	18,353	17,995	17,615
Income taxes	3,615	3,202	3,263
NET EARNINGS	14,738	14,793	14,352
Less: Net earnings attributable to noncontrolling interests	85	51	46
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$14,653	$14,742	$14,306

NET EARNINGS PER COMMON SHARE (1)
Basic	$6.07	$6.00	$5.69
Diluted	$5.90	$5.81	$5.50
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Consolidated Statements of Comprehensive Income

Amounts in millions; fiscal years ended June 30	2023	2022	2021
NET EARNINGS	$14,738	$14,793	$14,352
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of tax (benefit)/expense of $(197), $515 and $(266), respectively)	(71)	(1,450)	1,023
Unrealized gains/(losses) on investment securities (net of tax (benefit)/expense of $(2), $1 and $5, respectively)	(7)	5	16
Unrealized gains on defined benefit postretirement plans (net of tax expense of $9, $1,022 and $445, respectively)	40	2,992	1,386
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(38)	1,547	2,425
TOTAL COMPREHENSIVE INCOME	14,700	16,340	16,777
Less: Comprehensive income attributable to noncontrolling interests	78	43	50
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$14,622	$16,297	$16,727

See accompanying Notes to Consolidated Financial Statements.

36 The Procter & Gamble Company
Consolidated Balance Sheets

Amounts in millions except stated values; as of June 30	2023	2022
Assets
CURRENT ASSETS
Cash and cash equivalents	$8,246	$7,214
Accounts receivable	5,471	5,143
INVENTORIES
Materials and supplies	1,863	2,168
Work in process	956	856
Finished goods	4,254	3,900
Total inventories	7,073	6,924
Prepaid expenses and other current assets	1,858	2,372
TOTAL CURRENT ASSETS	22,648	21,653
PROPERTY, PLANT AND EQUIPMENT, NET	21,909	21,195
GOODWILL	40,659	39,700
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	23,783	23,679
OTHER NONCURRENT ASSETS	11,830	10,981
TOTAL ASSETS	$120,829	$117,208

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$14,598	$14,882
Accrued and other liabilities	10,929	9,554
Debt due within one year	10,229	8,645
TOTAL CURRENT LIABILITIES	35,756	33,081
LONG-TERM DEBT	24,378	22,848
DEFERRED INCOME TAXES	6,478	6,809
OTHER NONCURRENT LIABILITIES	7,152	7,616
TOTAL LIABILITIES	73,764	70,354
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	819	843
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2023 - 4,009.2, 2022 - 4,009.2)	4,009	4,009
Additional paid-in capital	66,556	65,795
Reserve for ESOP debt retirement	(821)	(916)
Accumulated other comprehensive loss	(12,220)	(12,189)
Treasury stock (shares held: 2023 - 1,647.1; 2022 - 1,615.4)	(129,736)	(123,382)
Retained earnings	118,170	112,429
Noncontrolling interest	288	265
TOTAL SHAREHOLDERS' EQUITY	47,065	46,854
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,829	$117,208

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 37
Consolidated Statements of Shareholders' Equity

Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2020	2,479,746	$4,009	$897	$64,194	($1,080)	($16,165)	($105,573)	$100,239	$357	$46,878
Net earnings								14,306	46	14,352
Other comprehensive income/(loss)						2,421			4	2,425
Dividends and dividend equivalents ($3.2419 per share):
Common								(8,020)		(8,020)
Preferred								(271)		(271)
Treasury stock purchases	(81,343)						(11,009)			(11,009)
Employee stock plans	28,001			650			1,586			2,236
Preferred stock conversions	3,302		(27)	4			23			—
ESOP debt impacts					74			120		194
Noncontrolling interest, net									(131)	(131)
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								14,742	51	14,793
Other comprehensive income/(loss)						1,555			(8)	1,547
Dividends and dividend equivalents ($3.5227 per share):
Common								(8,514)		(8,514)
Preferred								(281)		(281)
Treasury stock purchases	(67,088)						(10,003)			(10,003)
Employee stock plans	28,042			945			1,571			2,516
Preferred stock conversions	3,217		(27)	4			23			—
ESOP debt impacts					90			108		198
Noncontrolling interest, net				(2)					(54)	(56)
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								14,653	85	14,738
Other comprehensive income/(loss)						(31)			(7)	(38)
Dividends and dividend equivalents ($3.6806 per share):
Common								(8,742)		(8,742)
Preferred								(282)		(282)
Treasury stock purchases	(52,021)						(7,353)			(7,353)
Employee stock plans	17,424			758			978			1,736
Preferred stock conversions	2,840		(24)	3			21			—
ESOP debt impacts					95			112		207
Noncontrolling interest, net				—					(55)	(55)
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company
Consolidated Statements of Cash Flows

Amounts in millions; fiscal years ended June 30	2023	2022	2021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$7,214	$10,288	$16,181
OPERATING ACTIVITIES
Net earnings	14,738	14,793	14,352
Depreciation and amortization	2,714	2,807	2,735
Loss on early extinguishment of debt	—	—	512
Share-based compensation expense	545	528	540
Deferred income taxes	(453)	(402)	(258)
Loss/(gain) on sale of assets	(40)	(85)	(16)
Change in accounts receivable	(307)	(694)	(342)
Change in inventories	(119)	(1,247)	(309)
Change in accounts payable and accrued and other liabilities	313	1,429	1,391
Change in other operating assets and liabilities	(1,107)	(635)	(369)
Other	564	229	135
TOTAL OPERATING ACTIVITIES	16,848	16,723	18,371
INVESTING ACTIVITIES
Capital expenditures	(3,062)	(3,156)	(2,787)
Proceeds from asset sales	46	110	42
Acquisitions, net of cash acquired	(765)	(1,381)	(34)
Other investing activity	281	3	(55)
TOTAL INVESTING ACTIVITIES	(3,500)	(4,424)	(2,834)
FINANCING ACTIVITIES
Dividends to shareholders	(8,999)	(8,770)	(8,263)
Additions to short-term debt with original maturities of more than three months	17,168	10,411	7,675
Reductions in short-term debt with original maturities of more than three months	(13,031)	(11,478)	(7,577)
Net additions/(reductions) to other short-term debt	(3,319)	917	(3,431)
Additions to long-term debt	3,997	4,385	4,417
Reductions in long-term debt (1)	(1,878)	(2,343)	(4,987)
Treasury stock purchases	(7,353)	(10,003)	(11,009)
Impact of stock options and other	1,269	2,005	1,644
TOTAL FINANCING ACTIVITIES	(12,146)	(14,876)	(21,531)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(170)	(497)	101
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,032	(3,074)	(5,893)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$8,246	$7,214	$10,288

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$721	$451	$531
Cash payments for income taxes	4,278	3,818	3,822
(1)Includes early extinguishment of debt costs of $512 in 2021.

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
Beginning in fiscal year 2022, the Company began to present increases and reductions in short-term debt with maturities of more than three months separately within the Consolidated Statements of Cash Flows. The presentation for the fiscal year ended June 30, 2021, has been revised to align with the current period presentation. This change had no impact on total financing activities, and we have concluded the change is not material.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.0 billion in 2023 and 2022 and $1.9 billion in 2021. Advertising costs, charged to expense as incurred, include television, print, radio, digital and in-store advertising expenses and were $8.0 billion in 2023, $7.9 billion in 2022 and
Amounts in millions of dollars except per share amounts or as otherwise specified.

40 The Procter & Gamble Company
$8.2 billion in 2021. Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Other Non-Operating Income, Net
Other non-operating income, net primarily includes divestiture gains, net non-service impacts related to postretirement benefit plans, investment income and other non-operating items.
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
Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net earnings to cash flows from operating activities. Cash flows from foreign currency transactions and operations are translated at monthly exchange rates for each period. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from derivative instruments designated as net investment hedges are classified as investing activities. Realized gains and losses from non-qualifying derivative instruments used to hedge currency exposures resulting from intercompany financing transactions are classified as financing activities. Cash flows from other derivative instruments used to manage interest rates, commodity or other currency exposures are classified as operating activities. Cash payments related to income taxes are classified as operating activities.
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
The Company also holds highly liquid investments, primarily money market funds and time deposits. Such investments are considered cash equivalents and are included within Cash and cash equivalents in the Consolidated Balance Sheets.
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
New Accounting Pronouncements and Policies
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We will adopt the guidance effective July 1, 2023. Additional disclosures will be included in the Notes to the Consolidated Financial Statements.
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
•Grooming: Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming);
•Health Care: Oral Care (Toothbrushes, Toothpaste, Other Oral Care); Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care);
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

42 The Procter & Gamble Company
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

% of Net sales by operating segment (1)
Fiscal years ended June 30	2023	2022	2021
Fabric Care	23%	23%	22%
Home Care	12%	12%	12%
Baby Care	10%	10%	10%
Skin and Personal Care	9%	9%	10%
Hair Care	9%	9%	9%
Family Care	8%	9%	9%
Grooming (2)	8%	6%	7%
Oral Care	8%	8%	8%
Feminine Care	7%	6%	6%
Personal Health Care	6%	6%	5%
Other (2)	—%	2%	2%
TOTAL	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
(2)Effective July 1, 2022, the Grooming Sector Business Unit completed the full integration of its Shave Care and Appliances categories to cohesively serve consumers' grooming needs. This transition included the integration of the management team, strategic decision-making, innovation plans, financial targets, budgets and internal management reporting. For the fiscal years ended June 30, 2022 and 2021, Appliances was presented in Other.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Fiscal years ended June 30	2023	2022	2021
NET SALES
United States	$38.7	$36.5	$33.7
International	$43.3	$43.7	$42.4
LONG-LIVED ASSETS (1)
United States	$11.4	$10.7	$10.1
International	$10.5	$10.5	$11.6
(1)Long-lived assets consists of property, plant and equipment.
No country, other than the United States, exceeds 10% of the Company's consolidated net sales or long-lived assets.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 15% in 2023, 2022 and 2021. No other customer represents more than 10% of our consolidated net sales.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 43

Global Segment Results		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2023	$15,008	$4,009	$3,178	$376	$6,196	$287
	2022	14,740	3,946	3,160	348	6,055	331
	2021	14,417	4,018	3,210	333	5,587	386
GROOMING	2023	6,419	1,806	1,461	335	20,601	300
	2022	6,587	1,835	1,490	361	20,482	260
	2021	6,440	1,728	1,427	378	20,668	291
HEALTH CARE	2023	11,226	2,759	2,125	352	8,480	466
	2022	10,824	2,618	2,006	376	7,888	410
	2021	9,956	2,398	1,851	372	7,976	364
FABRIC & HOME CARE	2023	28,371	6,303	4,828	675	8,669	979
	2022	27,556	5,729	4,386	672	8,567	988
	2021	26,014	5,986	4,622	646	8,334	1,006
BABY, FEMININE & FAMILY CARE	2023	20,217	4,623	3,545	804	8,517	994
	2022	19,736	4,267	3,266	826	8,443	932
	2021	18,850	4,723	3,629	846	8,666	814
CORPORATE	2023	765	(1,147)	(399)	172	68,366	36
	2022	744	(400)	485	224	65,773	235
	2021	441	(1,238)	(387)	160	68,076	(74)
TOTAL COMPANY	2023	$82,006	$18,353	$14,738	$2,714	$120,829	$3,062
	2022	80,187	17,995	14,793	2,807	117,208	3,156
	2021	76,118	17,615	14,352	2,735	119,307	2,787

Amounts in millions of dollars except per share amounts or as otherwise specified.

44 The Procter & Gamble Company
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2023	2022
PROPERTY, PLANT AND EQUIPMENT
Buildings	$8,277	$8,087
Machinery and equipment	36,521	35,098
Land	867	756
Construction in progress	2,980	2,756
TOTAL PROPERTY, PLANT AND EQUIPMENT	48,645	46,697
Accumulated depreciation	(26,736)	(25,502)
PROPERTY, PLANT AND EQUIPMENT, NET	$21,909	$21,195
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2023	2022
ACCRUED AND OTHER LIABILITIES - CURRENT
Marketing and promotion	$3,894	$3,878
Compensation expenses	2,030	1,797
Taxes payable	828	587
Derivative liabilities	631	1
Leases	222	205
Restructuring reserves	174	147
Other	3,150	2,939
TOTAL	$10,929	$9,554

OTHER NONCURRENT LIABILITIES
Pension benefits	$3,116	$3,139
U.S. Tax Act transitional tax payable	1,154	1,661
Other retiree benefits	690	672
Uncertain tax positions	622	752
Long term operating leases	595	595
Derivative liabilities	445	307
Other	530	490
TOTAL	$7,152	$7,616
RESTRUCTURING PROGRAM
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before tax costs incurred under ongoing programs have generally ranged from $250 to $500 annually.
Restructuring costs incurred consist primarily of costs to separate employees, asset-related costs to exit facilities and other costs. Employee separation costs relate to severance packages that are primarily voluntary and the amounts calculated are based on salary levels and past service periods. Severance costs related to voluntary separations are generally charged to earnings when the employee accepts the offer. Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or for disposal. These assets are written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. These assets relate primarily to manufacturing consolidations and technology standardizations. The asset-related charges will not have a significant impact on future depreciation charges. Other restructuring-type charges primarily include asset removal and termination of contracts related to supply chain and overhead optimization. The Company incurred total restructuring charges of $329 and $253 for the fiscal years ended June 30, 2023 and 2022. Of the charges incurred for fiscal year 2023, $160 were recorded in Costs of products sold, $160 in SG&A and $9 in Other non-operating income, net. Of the
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 45
charges incurred in fiscal year 2022, $182 were recorded in Costs of products sold, $67 in SG&A, and $4 in Other non-operating income, net. The following table presents restructuring activity for the fiscal years ended June 30, 2023 and 2022:

	Separations	Asset-Related Costs	Other	Total
RESERVE JUNE 30, 2021	$176	$—	$102	$278
Cost incurred and charged to expense	88	87	78	253
Cost paid/settled	(143)	(87)	(154)	(384)
RESERVE JUNE 30, 2022	121	—	26	147
Cost incurred and charged to expense	175	43	111	329
Cost paid/settled	(141)	(43)	(118)	(302)
RESERVE JUNE 30, 2023	$155	$—	$19	$174
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring charges are funded by and included within Corporate for management and segment reporting.
However, for information purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Fiscal years ended June 30	2023	2022	2021
Beauty	$15	$11	$13
Grooming	17	14	25
Health Care	28	32	51
Fabric & Home Care	87	42	22
Baby, Feminine & Family Care	21	83	29
Corporate (1)	161	71	190
Total Company	$329	$253	$330
(1)Corporate includes costs related to allocated overheads, including charges related to our Enterprise Markets, Global Business Services and Corporate Functions activities.
NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Balance at June 30, 2021 - Net (1)	$13,257	$13,095	$8,046	$1,873	$4,653	$40,924
Acquisitions and divestitures	781	—	1	—	—	782
Translation and other	(742)	(524)	(458)	(65)	(217)	(2,006)
Balance at June 30, 2022 - Net (1)	13,296	12,571	7,589	1,808	4,436	39,700
Acquisitions and divestitures	405	—	—	—	33	438
Translation and other	187	132	129	13	60	521
Balance at June 30, 2023 - Net (1)	$13,888	$12,703	$7,718	$1,821	$4,529	$40,659
(1)Grooming goodwill balance is net of $7.9 billion accumulated impairment losses.

Goodwill and indefinite-lived intangibles are tested for impairment at least annually by comparing the estimated fair values of our reporting units and indefinite-lived intangible assets to their respective carrying values. We use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability). Significant judgement by management is required to estimate the impact of macroeconomic and other factors on future cash flows, including those related to the Russia-Ukraine War. Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
Goodwill increased during fiscal 2023 primarily due to an acquisition in the Beauty segment, other minor brand acquisitions in the Baby, Feminine & Family Care segment and currency translation across all reportable segments.
Goodwill decreased during fiscal 2022 due to currency translation across all reportable segments, partially offset by three acquisitions (Farmacy Beauty, Ouai and TULA) in the Beauty reportable segment.
Identifiable intangible assets were comprised of:

	2023		2022
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$4,352	$(2,540)	$4,299	$(2,628)
Patents and technology	2,775	(2,649)	2,769	(2,609)
Customer relationships	1,847	(1,039)	1,797	(939)
Other	73	(28)	147	(97)
TOTAL	$9,047	$(6,256)	$9,012	$(6,273)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	20,992	—	20,940	—

TOTAL INTANGIBLE ASSETS	$30,039	$(6,256)	$29,952	$(6,273)
Amortization expense of intangible assets was as follows:

Fiscal years ended June 30	2023	2022	2021
Intangible asset amortization	$327	$312	$318

Estimated amortization expense over the next five fiscal years is as follows:

Fiscal years ending June 30	2024	2025	2026	2027	2028
Estimated amortization expense	$340	$320	$297	$287	$247
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
We have elected to account for the tax effects of Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred.
Earnings before income taxes consisted of the following:

Fiscal years ended June 30	2023	2022	2021
United States	$12,107	$11,698	$10,858
International	6,246	6,297	6,757
TOTAL	$18,353	$17,995	$17,615

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47
Income taxes consisted of the following:

Fiscal years ended June 30	2023	2022	2021
CURRENT TAX EXPENSE
U.S. federal	$2,303	$1,916	$1,663
International	1,412	1,333	1,534
U.S. state and local	353	355	324
TOTAL	4,068	3,604	3,521
DEFERRED TAX EXPENSE/(BENEFIT)
U.S. federal	(224)	(320)	(65)
International and other	(229)	(82)	(193)
TOTAL	(453)	(402)	(258)
TOTAL TAX EXPENSE	$3,615	$3,202	$3,263
A reconciliation of the U.S. federal statutory income tax rate to our actual effective income tax rate is provided below:

Fiscal years ended June 30	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Country mix impacts of foreign operations	(0.5)%	(0.3)%	(0.5)%
State income taxes, net of federal benefit	1.6%	1.5%	1.3%
Excess tax benefits from the exercise of stock options	(1.0)%	(2.0)%	(1.6)%
Foreign derived intangible income deduction (FDII)	(0.8)%	(1.1)%	(1.0)%
Changes in uncertain tax positions	0.1%	(0.4)%	(0.1)%
Other	(0.7)%	(0.9)%	(0.6)%
EFFECTIVE INCOME TAX RATE	19.7%	17.8%	18.5%
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
Tax benefits credited to shareholders' equity totaled $190 for the fiscal year ended June 30, 2023. This primarily relates to the tax effects of net investment hedges. Tax costs charged to shareholders' equity totaled $1,538 for the fiscal year ended June 30, 2022. This primarily relates to the tax effects of certain adjustments to pension obligations recorded in shareholders' equity and the tax effects of net investment hedges.
Prior to the passage of the U.S. Tax Act, the Company asserted that substantially all of the undistributed earnings of its foreign subsidiaries were considered indefinitely invested and, accordingly, no deferred taxes were provided. Pursuant to the provisions of the U.S. Tax Act, these earnings were subjected to a one-time transition tax. This charge included taxes for all U.S. income taxes and for the related foreign withholding taxes for the portion of those earnings which are no longer considered indefinitely invested. We have not provided deferred taxes on approximately $24 billion of earnings that are considered indefinitely invested.
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Fiscal years ended June 30	2023	2022	2021
BEGINNING OF YEAR	$583	$627	$485
Increases in tax positions for prior years	113	102	157
Decreases in tax positions for prior years	(119)	(118)	(34)
Increases in tax positions for current year	60	53	60
Settlements with taxing authorities	(108)	(42)	(26)
Lapse in statute of limitations	(7)	(17)	(24)
Currency translation	(7)	(22)	9
END OF YEAR	$515	$583	$627
Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company
Included in the total liability for uncertain tax positions at June 30, 2023, is $354 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30-40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the ultimate settlement amounts until the close of the audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $40, including interest and penalties.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2023, 2022 and 2021, we had accrued interest of $143, $179 and $166 and accrued penalties of $12, $12 and $10, respectively, which are not included in the above table. During the fiscal years ended June 30, 2023, 2022 and 2021, we recognized $23, $21 and $38 in interest expense and $1, $2 and $6 in penalties expense, respectively.
Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2023	2022
DEFERRED TAX ASSETS
Loss and other carryforwards	$1,014	$914
Capitalized research & development	930	646
Pension and other retiree benefits	737	740
Accrued marketing and promotion	421	420
Stock-based compensation	412	386
Unrealized loss on financial and foreign exchange transactions	282	138
Fixed assets	223	209
Lease liabilities	197	185
Other	874	862
Valuation allowances	(403)	(409)
TOTAL	$4,687	$4,091

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$5,811	$5,783
Fixed assets	1,556	1,542
Other retiree benefits	1,101	1,031
Unrealized gain on financial and foreign exchange transactions	198	439
Lease right-of-use assets	191	179
Foreign withholding tax on earnings to be repatriated	96	70
Other	381	244
TOTAL	$9,334	$9,288
Net operating loss carryforwards were $2.9 billion at June 30, 2023, and $2.5 billion at June 30, 2022. If unused, approximately $300 will expire between 2023 and 2042. The remainder, totaling $2.6 billion at June 30, 2023, may be carried forward indefinitely.
NOTE 6
EARNINGS PER SHARE
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the weighted average number of common shares outstanding during the year. Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the year. The diluted shares include the dilutive effect of stock options and other share-based awards based on the treasury stock method (see Note 7) and the assumed conversion of preferred stock (see Note 8).
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49
Net earnings per common share were calculated as follows:

Fiscal years ended June 30	2023	2022	2021
CONSOLIDATED AMOUNTS
Net earnings	$14,738	$14,793	$14,352
Less: Net earnings attributable to noncontrolling interests	85	51	46
Net earnings attributable to P&G	14,653	14,742	14,306
Less: Preferred dividends	282	281	271
Net earnings attributable to P&G available to common shareholders (Basic)	$14,371	$14,461	$14,035

Net earnings attributable to P&G available to common shareholders (Diluted)	$14,653	$14,742	$14,306

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,368.2	2,410.3	2,465.8
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	39.4	49.5	52.5
Convertible preferred shares (2)	76.3	79.3	82.7
Diluted weighted average common shares outstanding	2,483.9	2,539.1	2,601.0

NET EARNINGS PER COMMON SHARE (3)
Basic	$6.07	$6.00	$5.69
Diluted	$5.90	$5.81	$5.50
(1)Excludes 19 million, 11 million and 9 million in 2023, 2022 and 2021, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than the average market value of the Company's stock or their effect was antidilutive.
(2)An overview of preferred shares can be found in Note 8.
(3)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.
NOTE 7
SHARE-BASED COMPENSATION
The Company has two primary share-based compensation programs under which we annually grant stock option, restricted stock unit (RSU) and performance stock unit (PSU) awards to certain managers and directors.
In our main long-term incentive program, managers can elect to receive stock options or RSUs. All options vest after three years and have a 10-year life. Exercise prices on options are set equal to the market price of the underlying shares on the date of the grant. RSUs vest and settle in shares of common stock three years from the grant date.
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
The Company's share-based compensation plan was approved by shareholders in 2019. Under the 2019 plan, a maximum of 150 million shares of common stock was authorized for issuance and a total of 96 million shares remain available for grant.
The Company recognizes share-based compensation expense based on the fair value of the awards at the date of grant. The expense is recognized on a straight-line basis over the requisite service period. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation expense ratably from the grant date through the date the employee first becomes eligible to retire and/or is no longer required to provide services to earn the award. Share-based compensation expense is included as part of Cost of products sold and SG&A in the Consolidated Statement of Earnings and includes an estimate of forfeitures, which is based on historical data.
Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company
Total expense and related tax benefit were as follows:

Fiscal years ended June 30	2023	2022	2021
Stock options	$303	$271	$279
RSUs and PSUs	242	257	261
Total share-based expense	$545	$528	$540

Income tax benefit	$103	$88	$102
We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Fiscal years ended June 30	2023			2022			2021
Interest rate	3.7	-	4.1%	0.1	-	1.6%	0.1	-	0.7%
Weighted average interest rate	3.7%			1.5%			0.6%
Dividend yield	2.6%			2.4%			2.4%
Expected volatility	21%			19%			20%
Expected life in years	8.8			9.1			9.2
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
We utilize a Monte-Carlo simulation model to estimate the fair value of performance stock units granted. Assumptions utilized in the model are not substantially different from those used for stock options.
A summary of options outstanding under the plans as of June 30, 2023, and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2022	126,715	$99.59
Granted	9,672	131.26
Exercised	(14,667)	81.07
Forfeited/expired	(515)	128.40
Outstanding at June 30, 2023	121,205	$104.18	5.1	$5,770
Exercisable	86,336	$90.46	3.9	$5,291
The following table provides additional information on stock options:

Fiscal years ended June 30	2023	2022	2021
Weighted average grant-date fair value of options granted	$29.58	$21.55	$20.94
Intrinsic value of options exercised	979	1,886	1,401
Grant-date fair value of options that vested	219	177	236
Cash received from options exercised	1,189	1,930	1,705
Actual tax benefit from options exercised	207	399	292
At June 30, 2023, $159 of compensation cost had not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.6 years.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2023, and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2022	2,832	$130.37	928	$152.94
Granted	1,727	128.78	569	133.21
Vested	(1,286)	116.89	(453)	152.90
Forfeited	(101)	131.22	(33)	140.68
Non-vested at June 30, 2023	3,172	$134.94	1,011	$142.40
At June 30, 2023, $218 of compensation cost had not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 1.7 years. The total grant date fair value of shares vested was $220, $248 and $266 in 2023, 2022 and 2021, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $392, $366 and $340 in 2023, 2022 and 2021, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 13% of total participants' annual wages and salaries in 2023 and 14% in 2022 and 2021.
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
We also provide certain other retiree benefits, primarily health care benefits for the majority of our U.S. employees who become eligible for these benefits when they meet minimum age and service requirements. The plans require cost sharing with retirees and the benefits are funded by ESOP Series B shares and certain other assets contributed by the Company.

Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company
Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Fiscal years ended June 30	2023	2022	2023	2022
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$12,608	$18,469	$3,070	$4,206
Service cost	173	253	71	86
Interest cost	430	253	142	99
Participants' contributions	13	14	50	67
Amendments (4)	8	5	—	(586)
Net actuarial loss/(gain)	(550)	(4,067)	(208)	(586)
Special termination benefits	5	4	4	1
Currency translation and other	363	(1,720)	31	51
Benefit payments	(551)	(603)	(227)	(268)
BENEFIT OBLIGATION AT END OF YEAR (3)	$12,499	$12,608	$2,933	$3,070

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$10,173	$13,041	$6,889	$6,444
Actual return on plan assets	37	(1,233)	482	526
Employer contributions	392	222	42	37
Participants' contributions	13	14	50	67
Currency translation and other	310	(1,268)	1	1
ESOP debt impacts (5)	—	—	87	82
Benefit payments	(551)	(603)	(227)	(268)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$10,374	$10,173	$7,324	$6,889
FUNDED STATUS	$(2,125)	$(2,435)	$4,391	$3,819
(1)Primarily non-U.S.-based defined benefit retirement plans.
(2)Primarily U.S.-based other postretirement benefit plans.
(3)For the pension benefit plans, the benefit obligation is the projected benefit obligation. For other retiree benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
(4)For the other retiree benefits, the amendment primarily relates to adjustments in the self-insured U.S. retiree health care program to utilize fully-insured Medicare Advantage Programs impacting fiscal year 2022.
(5)Represents the net impact of ESOP debt service requirements, which is netted against plan assets for other retiree benefits.
The actuarial gain for pension plans in 2023 was primarily related to increases in discount rates, offset by inflation-related pension benefit increases. The actuarial gain for other retiree benefits in 2023 was primarily related to increases in discount rates and a decrease in assumptions for medical claims costs. The actuarial gain for pension plans in 2022 was primarily related to increases in discount rates. The actuarial gain for other retiree benefits in 2022 was primarily related to increases in discount rates, partially offset by unfavorable medical claim experience.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

	Pension Benefits		Other Retiree Benefits
As of June 30	2023	2022	2023	2022
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$1,085	$765	$5,119	$4,525
Current liabilities	(94)	(61)	(38)	(34)
Noncurrent liabilities	(3,116)	(3,139)	(690)	(672)
NET AMOUNT RECOGNIZED	$(2,125)	$(2,435)	$4,391	$3,819
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE (INCOME)/LOSS (AOCI)
Net actuarial loss/(gain)	$1,818	$1,906	$(1,160)	$(1,093)
Prior service cost/(credit)	156	170	(787)	(907)
NET AMOUNTS RECOGNIZED IN AOCI	$1,974	$2,076	$(1,947)	$(2,000)
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53
The accumulated benefit obligation for all defined benefit pension plans, which differs from the projected obligation in that it excludes the assumption of future salary increases, was $11.8 billion and $11.9 billion as of June 30, 2023 and 2022, respectively. Information related to the funded status of selected pension and other retiree benefits at June 30 is as follows:

As of June 30	2023	2022
PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$7,967	$7,989
Fair value of plan assets	4,758	4,789
PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$7,442	$7,191
Fair value of plan assets	4,677	4,433
OTHER RETIREE BENEFIT PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$818	$808
Fair value of plan assets	89	102
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2023	2022	2021	2023	2022	2021
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST/(CREDIT)
Service cost	$173	$253	$275	$71	$86	$94
Interest cost	430	253	240	142	99	114
Expected return on plan assets	(591)	(684)	(783)	(611)	(564)	(508)
Amortization of net actuarial loss/(gain)	133	337	423	(7)	11	47
Amortization of prior service cost/(credit)	26	28	25	(125)	(107)	(60)
Amortization of net actuarial loss/(gain) due to settlements	—	(5)	5	—	—	—
Special termination benefits	5	4	17	4	1	2
GROSS BENEFIT COST/(CREDIT)	176	186	202	(526)	(474)	(311)
Dividends on ESOP preferred stock	—	—	—	—	—	(8)
NET PERIODIC BENEFIT COST/(CREDIT)	$176	$186	$202	$(526)	$(474)	$(319)
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$4	$(2,150)		$(79)	$(548)
Prior service cost/(credit) - current year	8	5		—	(586)
Amortization of net actuarial loss/(gain)	(133)	(337)		7	(11)
Amortization of prior service (cost)/credit	(26)	(28)		125	107
Amortization of net actuarial loss/(gain) due to settlements	—	5		—	—
Currency translation and other	45	(486)		—	13
TOTAL CHANGE IN AOCI	(102)	(2,991)		53	(1,025)
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST/(CREDIT) AND AOCI	$74	$(2,805)		$(473)	$(1,499)
The service cost component of the net periodic benefit cost is included in the Consolidated Statements of Earnings in Cost of products sold and SG&A. All other components are included in the Consolidated Statements of Earnings in Other non-operating income/(expense), net, unless otherwise noted.

Amounts in millions of dollars except per share amounts or as otherwise specified.

54 The Procter & Gamble Company
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, 2023 and 2022, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
As of June 30	2023	2022	2023	2022
Discount rate	4.2%	3.7%	5.6%	5.0%
Rate of compensation increase	2.9%	2.8%	N/A	N/A
Interest crediting rate for cash balance plans	4.3%	4.3%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.1%	6.4%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2028	2028
(1)Determined as of end of fiscal year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statement of Earnings for the fiscal years ended June 30 were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2023	2022	2021	2023	2022	2021
Discount rate	3.7%	1.7%	1.5%	5.0%	3.2%	3.1%
Expected return on plan assets	5.9%	5.5%	6.5%	8.4%	8.4%	8.4%
Rate of compensation increase	2.8%	2.7%	2.5%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.3%	4.4%	4.4%	N/A	N/A	N/A
(1)Determined as of beginning of fiscal year.

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
Our target asset allocation for the fiscal year ended June 30, 2023, and actual asset allocation by asset category as of June 30, 2023 and 2022, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2023	2022	2023	2022
Cash	1%	2%	1%	1%	2%	2%
Debt securities	59%	—%	60%	58%	1%	1%
Equity securities	40%	98%	39%	41%	97%	97%
TOTAL	100%	100%	100%	100%	100%	100%
The following table sets forth the fair value of the Company's plan assets as of June 30, 2023 and 2022, segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles).
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55
Investments valued using net asset value as a practical expedient are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2023	2022	Fair Value Hierarchy Level	2023	2022
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$54	$78	1	$148	$130
Company common stock		—	—	1	368	319
Company preferred stock (1)		—	—	2	6,721	6,340
Fixed income securities (2)	2	1,190	1,545		—	—
Insurance contracts (3)	3	93	94		—	—
TOTAL ASSETS IN THE FAIR VALUE HIERARCHY		1,337	1,717		7,237	6,789
Investments valued at net asset value (4)		9,037	8,456		87	100
TOTAL ASSETS AT FAIR VALUE		$10,374	10,173		$7,324	6,889
(1)Company preferred stock is valued based on the value of Company common stock and is presented net of ESOP debt discussed below.
(2)Fixed income securities are estimated by using pricing models or quoted prices of securities with similar characteristics.
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
Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the fiscal year ending June 30, 2024, is $206 and $52, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Fiscal years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2024	$648	$179
2025	633	186
2026	632	189
2027	652	196
2028	704	202
2029 - 2033	3,800	1,102
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989 and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full, and advances from the Company of $8 remain outstanding at June 30, 2023. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.68 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. The original borrowings of $1.0 billion were repaid in 2021. Debt service requirements were funded by preferred stock dividends, cash contributions and advances provided by the Company, of which $814 are outstanding at June 30, 2023. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.68 per share. The liquidation value is $12.96 per share.
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
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2023	2022	2021
Allocated	24,449	25,901	27,759
Unallocated	535	1,123	1,769
TOTAL SERIES A	24,984	27,024	29,528

Allocated	32,172	30,719	29,203
Unallocated	17,867	20,120	22,349
TOTAL SERIES B	50,039	50,839	51,552
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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $1,088 and $219 as of June 30, 2023 and 2022, respectively. The Company has not been required to post collateral as a result of these contractual features.
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
Net Investment Hedging
We hedge certain net investment positions in foreign subsidiaries. To accomplish this, we either borrow directly in foreign currencies and designate all or a portion of the foreign currency debt as a hedge of the applicable net investment position or we enter into foreign currency swaps that are designated as hedges of net investments. The time value component of the net investment hedge currency swaps is excluded from the assessment of hedge effectiveness. Changes in the fair value of the swap, including changes in the fair value of the excluded time value component, are recognized in OCI and offset the value of the net investment being hedged. The time value component is subsequently reported in income on a systematic basis.
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. As of and during the fiscal years ended June 30, 2023 and 2022, we did not have any financial commodity hedging activity.
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
The Company had no significant activity with Level 3 assets and liabilities during the periods presented. When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation techniques used in measuring the fair value of any financial assets or liabilities during the year.
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
Assets and Liabilities Measured at Fair Value
Cash equivalents were $6.8 billion and $6.0 billion as of June 30, 2023 and 2022, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $26.9 billion and $25.7 billion as of June 30, 2023 and 2022, respectively. This includes the current portion of long-term debt instruments ($3.9 billion as of June 30, 2023, and $3.6 billion as of June 30, 2022). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2023 and 2022, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2023	2022	2023	2022	2023	2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$4,044	$4,972	$—	$3	$(445)	$(307)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$11,005	$7,943	$26	$561	$(631)	$(1)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,049	$12,915	$26	$564	$(1,076)	$(308)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$3,489	$5,625	$7	$6	$(42)	$(61)

TOTAL DERIVATIVES AT FAIR VALUE	$18,538	$18,540	$33	$570	$(1,118)	$(369)
The fair value of the interest rate derivative asset/liability directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $3.6 billion and $4.7 billion as of June 30, 2023 and 2022, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.8 billion and $11.2 billion as of June 30, 2023 and 2022, respectively. The increase in the notional balance of derivative instruments designated as net investment hedges is primarily driven by the Company’s decision to leverage favorable interest rate spreads in the foreign currency swap market. The decrease in the notional balance of foreign currency contracts not designated as hedging instruments reflects changes in the level of intercompany financing activity during the period.
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
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Fiscal years ended June 30	2023	2022
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$(544)	$1,033
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $238 and $73 for the fiscal years ended June 30, 2023 and 2022, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $(315) and $1,639, for the fiscal years ended June 30, 2023 and 2022, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Fiscal years ended June 30	2023	2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(141)	$(450)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(97)	$(149)
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

The Procter & Gamble Company 59
NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2023	2022
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$3,951	$3,647
Commercial paper	6,236	4,805
Other	42	193
TOTAL	$10,229	$8,645
Weighted average interest rate of debt due within one year (1)	4.2%	0.8%
(1)Weighted average interest rate of debt due within one year includes the effects of interest rate swaps discussed in Note 9.

As of June 30	2023	2022
LONG-TERM DEBT
3.10% USD note due August 2023	$1,000	$1,000
1.13% EUR note due November 2023	1,359	1,306
0.50% EUR note due October 2024	544	523
0.63% EUR note due October 2024	870	836
0.55% USD note due October 2025	1,000	1,000
4.10% USD note due January 2026	650	—
2.70% USD note due February 2026	600	600
1.00% USD note due April 2026	1,000	1,000
3.25% EUR note due August 2026	707	—
2.45% USD note due November 2026	875	875
1.90% USD note due February 2027	1,000	1,000
2.80% USD note due March 2027	500	500
4.88% EUR note due May 2027	1,087	1,045
2.85% USD note due August 2027	750	750
3.95% USD note due January 2028	600	—
1.20% EUR note due October 2028	870	836
1.25% EUR note due October 2029	544	523
3.00% USD note due March 2030	1,500	1,500
0.35% EUR note due May 2030	544	523
1.20% USD note due October 2030	1,250	1,250
1.95% USD note due April 2031	1,000	1,000
3.25% EUR note due August 2031	707	—
2.30% USD note due February 2032	850	850
4.05% USD note due January 2033	850	—
5.55% USD note due March 2037	716	716
1.88% EUR note due October 2038	544	523
3.55% USD note due March 2040	516	516
0.90% EUR note due November 2041	652	627
All other long-term debt	5,244	7,196
Current portion of long-term debt	(3,951)	(3,647)
TOTAL	$24,378	$22,848
Weighted average interest rate of long-term debt (1)	2.9%	2.2%
(1)Weighted average interest rate of long-term debt includes the effects of interest rate swaps discussed in Note 9.

Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company
Long-term debt maturities during the next five fiscal years are as follows:

Fiscal years ending June 30	2024	2025	2026	2027	2028
Debt maturities	$3,951	$1,954	$3,364	$4,368	$1,380
NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Post-retirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE at JUNE 30, 2021	$15	$(2,963)	$(10,796)	$(13,744)
OCI before reclassifications (1)	4	2,797	(1,451)	1,350
Amounts reclassified to the Consolidated Statement of Earnings (2)	1	195	1	197
Net current period OCI	5	2,992	(1,450)	1,547
Less: OCI attributable to non-controlling interests	—	2	(10)	(8)
BALANCE at JUNE 30, 2022	20	27	(12,236)	(12,189)
OCI before reclassifications (3)	(7)	21	(71)	(57)
Amounts reclassified to the Consolidated Statement of Earnings (4)	—	19	—	19
Net current period OCI	(7)	40	(71)	(38)
Less: OCI attributable to non-controlling interests	—	—	(7)	(7)
BALANCE at JUNE 30, 2023	$13	$67	$(12,300)	$(12,220)
(1)Net of tax (benefit)/expense of $1, $953 and $515 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2022. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(2)Net of tax (benefit)/expense of $0, $69 and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2022.
(3)Net of tax (benefit)/expense of $(2), $1 and $(197) for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2023. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(4)Net of tax (benefit)/expense of $0, $8 and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively, for the period ended June 30, 2023.
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

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61
The components of the Company’s total operating lease cost for the fiscal years ended June 30, 2023, 2022 and 2021, were as follows:

Fiscal years ended June 30	2023	2022	2021
Operating lease cost	$229	$220	$245
Variable lease cost (1)	79	89	75
Total lease cost	$308	$309	$320
(1)Includes primarily costs for utilities, common area maintenance, property taxes and other operating costs associated with operating leases that are not included in the lease liability and are recognized in the period in which they are incurred.
Supplemental balance sheet and other information related to leases is as follows:

As of June 30	2023	2022
Operating leases:
Right-of-use assets (Other noncurrent assets)	$781	$760

Current lease liabilities (Accrued and other liabilities)	222	205
Noncurrent lease liabilities (Other noncurrent liabilities)	595	595
Total operating lease liabilities	$817	$800

Weighted average remaining lease term:
Operating leases	6.2 years	6.4 years

Weighted average discount rate:
Operating leases	3.5%	3.2%
At June 30, 2023, future payments of operating lease liabilities were as follows:

Operating Leases
June 30, 2023
1 year	$222
2 years	185
3 years	137
4 years	100
5 years	71
Over 5 years	196
Total lease payments	911
Less: Interest	(94)
Present value of lease liabilities	$817
Total cash paid for amounts included in the measurement of lease liabilities was $233 and $228 for the fiscal years ended June 30, 2023 and 2022, respectively.
The right-of-use assets obtained in exchange for lease liabilities were $213 and $217 for the fiscal years ended June 30, 2023 and 2022, respectively.
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
Purchase Commitments
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Fiscal years ending June 30	2024	2025	2026	2027	2028	Thereafter
Purchase obligations	$1,169	$597	$379	$314	$168	$362
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
Reports on Internal Control over Financial Reporting.
The information required by this item is incorporated by reference to "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" included in Item 8 of this Form 10-K.
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
The information required by this item is incorporated by reference to the following sections of the 2023 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2023: the section entitled Election of Directors; the subsection of the Corporate Governance section entitled Board Meetings and Committees of the Board; the subsection of the Corporate Governance section entitled Code of Ethics; and the subsection of the Other Matters section entitled Shareholder Recommendations or Nominations of Director Candidates. Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2023 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2023: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board, Compensation Committee Interlocks and Insider Participation, and Risk Oversight - Compensation-Related Risk; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Pay Versus Performance.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2023. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2014 Stock and Incentive Compensation Plan; and The Procter & Gamble 2019 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Options/Stock Appreciation Rights	121,226,313	$104.1900		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	6,430,184	N/A		(1)
TOTAL	127,656,497	$104.1900	(2)
(1)Of the plans listed above, only The Procter & Gamble 2019 Stock and Incentive Compensation Plan (the “2019 Plan”) allows for future grants of securities. The maximum number of shares that may be granted under this plan is 187 million shares. Stock options and stock appreciation rights are counted on a one-for-one basis while full value awards (such as RSUs and PSUs) are counted as five shares for each share awarded. Total shares available for future issuance under this plan is 96 million.
(2)Weighted average exercise price of outstanding options only.
Additional information required by this item is incorporated by reference to the following section of the 2023 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2023: the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2023 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2023: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2023 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2023: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.

64 The Procter & Gamble Company
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (PCAOB Firm ID is 34)
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for fiscal years ended June 30, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income - for fiscal years ended June 30, 2023, 2022 and 2021
•Consolidated Balance Sheets - as of June 30, 2023 and 2022
•Consolidated Statements of Shareholders' Equity - for fiscal years ended June 30, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows - for fiscal years ended June 30, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
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

(3-2) -
Regulations (as approved by the Board of Directors on December 13, 2022, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company's Current Report on Form 8-K filed December 13, 2022).

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

(4-9) -
Description of the Company's 0.350% EUR Notes due 2030 and 0.900% EUR Notes due 2041 (Incorporated by reference to Exhibit (4-10) of the Company's Annual Report on Form 10-K for the year ended June 30, 2022).

(4-10) -
Description of the Company's 0.110% Yen Notes due 2026 and 0.230% Yen Notes due 2031 (Incorporated by reference to Exhibit (4-11) of the Company's Annual Report on Form 10-K for the year ended June 30, 2022).

(4-11) -	Description of the Company's 3.250% Notes due 2026 and 3.250% Notes due 2031.+

The Procter & Gamble Company 65

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

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-5) -	Summary of the Company’s Retirement Plan Restoration Program (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended December 31, 2019).*

(10-6) -	Retirement Plan Restoration Program - Related Correspondence and Terms and Conditions. * +

(10-7) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2020).*

(10-8) -	Long-Term Incentive Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2021).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).*

(10-10) -	Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended December 31, 2022).*

(10-11) -
Short Term Achievement Reward Program – related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2021).*

(10-12) -	Company's Form of Separation Agreement & Release (Incorporated by reference to Exhibit (10-12) of the Company's Annual Report on Form 10-K for the year ended June 30, 2022).*

(10-13) -	Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2023).*

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

66 The Procter & Gamble Company

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

The Procter & Gamble Company 67
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Cincinnati, State of Ohio.

THE PROCTER & GAMBLE COMPANY

By	/s/ JON R. MOELLER
(Jon R. Moeller) Chairman of the Board, President and Chief Executive Officer
August 04, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON R. MOELLER (Jon R. Moeller)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 04, 2023

/s/ ANDRE SCHULTEN (Andre Schulten)	Chief Financial Officer (Principal Financial Officer)	August 04, 2023

/s/ MATTHEW W. JANZARUK (Matthew W. Janzaruk)	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)	August 04, 2023

/s/ B. MARC ALLEN (B. Marc Allen)	Director	August 04, 2023

/s/ SHEILA BONINI (Sheila Bonini)	Director	August 04, 2023

/s/ ANGELA F. BRALY (Angela F. Braly)	Director	August 04, 2023

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 04, 2023

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 04, 2023

/s/ CHRISTOPHER J. KEMPCZINSKI (Christopher J. Kempczinski)	Director	August 04, 2023

/s/ DEBRA L. LEE (Debra L. Lee)	Director	August 04, 2023

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 04, 2023

/s/ CHRISTINE M. MCCARTHY (Christine M. McCarthy)	Director	August 04, 2023

/s/ ROBERT J. PORTMAN (Robert J. Portman)	Director	August 04, 2023

/s/ RAJESH SUBRAMANIAM (Rajesh Subramaniam)	Director	August 04, 2023

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 04, 2023