Form 10-Q
period 2023-09-30
PROCTER & GAMBLE Co
filed 2023-10-18
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

OR

☐	False	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

THE PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)

Ohio	OH	1-434	31-0411980
(State of Incorporation)		(Commission File Number)	(I.R.S. Employer Identification Number)
One Procter & Gamble Plaza		Cincinnati	OH
One Procter & Gamble Plaza, Cincinnati, Ohio			45202
(Address of principal executive offices)			(Zip Code)
(513) 983-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	NYSE
1.125% Notes due 2023	PG23A	NYSE
0.500% Notes due 2024	PG24A	NYSE
0.625% Notes due 2024	PG24B	NYSE
1.375% Notes due 2025	PG25	NYSE
0.110% Notes due 2026	PG26D	NYSE
3.250% EUR Notes due 2026	PG26E	NYSE
4.875% EUR notes due May 2027	PG27A	NYSE
1.200% Notes due 2028	PG28	NYSE
1.250% Notes due 2029	PG29B	NYSE
1.800% Notes due 2029	PG29A	NYSE
6.250% GBP notes due January 2030	PG30	NYSE
0.350% Notes due 2030	PG30C	NYSE
0.230% Notes due 2031	PG31A	NYSE
3.250% EUR Notes due 2031	PG31B	NYSE
5.250% GBP notes due January 2033	PG33	NYSE
1.875% Notes due 2038	PG38	NYSE
0.900% Notes due 2041	PG41	NYSE
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
There were 2,356,886,211 shares of Common Stock outstanding as of September 30, 2023.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2023	2022
NET SALES	$21,871	$20,612
Cost of products sold	10,501	10,846
Selling, general and administrative expense	5,604	4,827
OPERATING INCOME	5,767	4,939
Interest expense	(225)	(123)
Interest income	128	42
Other non-operating income, net	132	139
EARNINGS BEFORE INCOME TAXES	5,802	4,997
Income taxes	1,246	1,034
NET EARNINGS	4,556	3,963
Less: Net earnings attributable to noncontrolling interests	35	24
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,521	$3,939

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.89	$1.62
Diluted	$1.83	$1.57
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2023	2022
NET EARNINGS	$4,556	$3,963
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(409)	(712)
Unrealized losses on investment securities	(1)	(2)
Unrealized gains on defined benefit postretirement plans	45	87
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(366)	(627)
TOTAL COMPREHENSIVE INCOME	4,190	3,336
Less: Total comprehensive income attributable to noncontrolling interests	33	19
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,157	$3,317

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2023	June 30, 2023
Assets
CURRENT ASSETS
Cash and cash equivalents			$9,733	$8,246
Accounts receivable			6,215	5,471
INVENTORIES
Materials and supplies			1,759	1,863
Work in process			972	956
Finished goods			4,386	4,254
Total inventories			7,117	7,073
Prepaid expenses and other current assets			1,875	1,858
TOTAL CURRENT ASSETS			24,940	22,648
PROPERTY, PLANT AND EQUIPMENT, NET			21,636	21,909
GOODWILL			40,239	40,659
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			23,637	23,783
OTHER NONCURRENT ASSETS			12,079	11,830
TOTAL ASSETS			$122,531	$120,829

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,435	$14,598
Accrued and other liabilities			10,912	10,929
Debt due within one year			11,811	10,229
TOTAL CURRENT LIABILITIES			37,158	35,756
LONG-TERM DEBT			24,069	24,378
DEFERRED INCOME TAXES			6,814	6,478
OTHER NONCURRENT LIABILITIES			6,477	7,152
TOTAL LIABILITIES			74,517	73,764
SHAREHOLDERS’ EQUITY
Preferred stock			812	819
Common stock – shares issued –	September 2023	4,009.2
	June 2023	4,009.2	4,009	4,009
Additional paid-in capital			66,822	66,556
Reserve for ESOP debt retirement			(782)	(821)
Accumulated other comprehensive loss			(12,583)	(12,220)
Treasury stock			(131,029)	(129,736)
Retained earnings			120,443	118,170
Noncontrolling interest			321	288
TOTAL SHAREHOLDERS’ EQUITY			48,014	47,065
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$122,531	$120,829

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								4,521	35	4,556
Other comprehensive income/(loss)						(363)			(2)	(366)
Dividends and dividend equivalents ($0.9407 per share):
Common								(2,225)		(2,225)
Preferred								(70)		(70)
Treasury stock purchases	(9,843)						(1,508)			(1,508)
Employee stock plans	3,721			265			209			474
Preferred stock conversions	888		(7)	1			6			—
ESOP debt impacts					39			48		87
Noncontrolling interest, net				—					—	—
BALANCE SEPTEMBER 30, 2023	2,356,886	$4,009	$812	$66,822	($782)	($12,583)	($131,029)	$120,443	$321	$48,014

	Three Months Ended September 30, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								3,939	24	3,963
Other comprehensive income/(loss)						(622)			(5)	(627)
Dividends and dividend equivalents ($0.9133 per share):
Common								(2,189)		(2,189)
Preferred								(71)		(71)
Treasury stock purchases	(28,189)						(4,000)			(4,000)
Employee stock plans	3,011			159			169			328
Preferred stock conversions	998		(9)	1			8			—
ESOP debt impacts					46			55		101
Noncontrolling interest, net				—					(25)	(25)
BALANCE SEPTEMBER 30, 2022	2,369,697	$4,009	$834	$65,955	($870)	($12,811)	($127,205)	$114,163	$259	$44,334

See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2023	2022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$8,246	$7,214
OPERATING ACTIVITIES
Net earnings	4,556	3,963
Depreciation and amortization	702	663
Share-based compensation expense	125	105
Deferred income taxes	102	(130)
Gain on sale of assets	(3)	(1)
Changes in:
Accounts receivable	(830)	(740)
Inventories	(142)	(893)
Accounts payable and accrued and other liabilities	857	1,495
Other operating assets and liabilities	(671)	(454)
Other	208	62
TOTAL OPERATING ACTIVITIES	4,904	4,070
INVESTING ACTIVITIES
Capital expenditures	(925)	(890)
Proceeds from asset sales	3	5
Acquisitions, net of cash acquired	—	(2)
Other investing activity	(300)	55
TOTAL INVESTING ACTIVITIES	(1,222)	(832)
FINANCING ACTIVITIES
Dividends to shareholders	(2,290)	(2,255)
Additions to short-term debt with original maturities of more than three months	2,179	2,975
Reductions in short-term debt with original maturities of more than three months	(1,906)	(265)
Net additions to other short-term debt	2,172	1,727
Reductions in long-term debt	(1,004)	(1,877)
Treasury stock purchases	(1,500)	(4,000)
Impact of stock options and other	312	188
TOTAL FINANCING ACTIVITIES	(2,038)	(3,507)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(156)	(235)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,487	(504)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,733	$6,710
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries ("the Company," "Procter & Gamble," "P&G," "we" or "our") should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. We have prepared these statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Note that certain columns and rows may not add due to rounding. In the opinion of management, the accompanying Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations". This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. This ASU was effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We adopted this ASU effective July 1, 2023, except for the amendment on rollforward information, which will be adopted July 1, 2024. See Note 10, Supplier Finance Programs, for the disclosure.
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
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2023	2022
Fabric Care	23%	23%
Home Care	12%	12%
Skin and Personal Care	10%	10%
Baby Care	9%	10%
Hair Care	9%	9%
Family Care	8%	8%
Grooming	8%	8%
Oral Care	8%	8%
Feminine Care	7%	6%
Personal Health Care	6%	6%
Total	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
Amounts in millions of dollars except per share amounts or as otherwise specified.

6 The Procter & Gamble Company
The following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2023	$4,097	$1,249	$971
	2022	3,961	1,271	1,011
Grooming	2023	1,724	533	421
	2022	1,625	503	404
Health Care	2023	3,074	889	689
	2022	2,757	800	617
Fabric & Home Care	2023	7,646	2,031	1,569
	2022	7,082	1,543	1,172
Baby, Feminine & Family Care	2023	5,186	1,408	1,075
	2022	4,934	1,055	805
Corporate	2023	144	(308)	(168)
	2022	253	(175)	(46)
Total Company	2023	$21,871	$5,802	$4,556
	2022	20,612	4,997	3,963
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2023	$13,888	$12,703	$7,718	$1,821	$4,529	$40,659
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	(152)	(109)	(100)	(14)	(44)	(420)
Goodwill at September 30, 2023	$13,736	$12,594	$7,618	$1,807	$4,485	$40,239
Goodwill decreased from June 30, 2023, primarily due to currency translation.
Identifiable intangible assets at September 30, 2023, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,990	$(6,308)
Intangible assets with indefinite lives	20,955	—
Total identifiable intangible assets	$29,945	$(6,308)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended September 30, 2023 and 2022, was $87 and $80, respectively.
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
Most of our goodwill reporting units have fair value cushions that significantly exceed their underlying carrying values. The Gillette indefinite-lived intangible asset is most susceptible to future impairment risk. Based on our latest annual impairment testing performed during the three months ended December 31, 2022, the Gillette indefinite-lived intangible asset's fair value exceeded its carrying value by approximately 5%. As of September 30, 2023, the carrying value of the Gillette indefinite-lived intangible asset was $14.1 billion. We concluded that no triggering event has occurred during the quarter ended September 30, 2023. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, market contraction from an economic recession and the Russia-Ukraine War, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a future
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 7
impairment charge. Further reduction of the Gillette business activities in Russia could reduce the estimated fair value by up to 5%.
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

8 The Procter & Gamble Company
5. Earnings Per Share
Basic net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble less preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net earnings per common share are calculated by dividing Net earnings attributable to Procter & Gamble by the diluted weighted average number of common shares outstanding during the period. The diluted shares include the dilutive effect of stock options and other share-based awards based on the treasury stock method and the assumed conversion of preferred stock.
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2023	2022
Net earnings	$4,556	$3,963
Less: Net earnings attributable to noncontrolling interests	35	24
Net earnings attributable to P&G (Diluted)	4,521	3,939
Less: Preferred dividends	70	71
Net earnings attributable to P&G available to common shareholders (Basic)	$4,450	$3,868

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,360.0	2,385.5
Add: Effect of dilutive securities
Convertible preferred shares (1)	74.6	77.4
Stock options and other unvested equity awards (2)	40.6	40.7
Diluted weighted average common shares outstanding	2,475.2	2,503.6

NET EARNINGS PER COMMON SHARE (3)
Basic	$1.89	$1.62
Diluted	$1.83	$1.57
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
(2)Excludes approximately 1 million and 18 million for the three months ended September 30, 2023 and 2022, respectively of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended September 30
	2023	2022
Share-based compensation expense	$125	$105
Net periodic benefit cost for pension benefits	57	43
Net periodic benefit credit for other retiree benefits	(156)	(132)
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2023.
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
Cash equivalents were $8.1 billion and $6.8 billion as of September 30, 2023 and June 30, 2023, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 9
The fair value of long-term debt was $25.1 billion and $26.9 billion as of September 30, 2023 and June 30, 2023, respectively. This includes the current portion of long-term debt instruments ($3.0 billion and $3.9 billion as of September 30, 2023 and June 30, 2023, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2023 and June 30, 2023, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$2,961	$4,044	$—	$—	$(434)	$(445)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$13,207	$11,005	$211	$26	$(230)	$(631)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$16,168	$15,049	$211	$26	$(664)	$(1,076)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,310	$3,489	$4	$7	$(34)	$(42)

TOTAL DERIVATIVES AT FAIR VALUE	$20,478	$18,538	$216	$33	$(698)	$(1,118)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $2.5 billion and $3.6 billion as of September 30, 2023 and June 30, 2023, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.5 billion and $11.8 billion as of September 30, 2023 and June 30, 2023, respectively. The increase in the derivative instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $513 and $1,088 as of September 30, 2023 and June 30, 2023, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain Recognized in OCI on Derivatives
	Three Months Ended September 30
	2023	2022
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$285	$708
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $67 and $46 for the three months ended September 30, 2023 and 2022, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $344 and $698 for the three months ended September 30, 2023 and 2022, respectively.
Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2023	2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$11	$(131)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(71)	$(146)
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2023	$13	$67	$(12,300)	$(12,220)
OCI before reclassifications (1)	(1)	44	(409)	(367)
Amounts reclassified to the Consolidated Statement of Earnings (2)	—	1	—	1
Net current period OCI	(1)	45	(409)	(366)
Less: OCI attributable to noncontrolling interests	—	—	(2)	(2)
Balance at September 30, 2023	$11	$112	$(12,707)	$(12,583)
(1)Net of tax (benefit)/expense of $0, $22 and $148 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(2)Net of tax (benefit)/expense of $0, $(2) and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively.
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to an SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.7 billion as of September 30, 2023 and June 30, 2023, and $5.8 billion as of June 30, 2022.

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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Three Months Ended September 30, 2023
•Economic Conditions and Uncertainties
•Results of Operations – Three Months Ended September 30, 2023
•Segment Results – Three Months Ended September 30, 2023
•Liquidity and Capital Resources
•Measures Not Defined by U.S. GAAP
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per common share (diluted EPS) and operating cash flow. We also refer to a number of financial measures that are not defined under U.S. GAAP, consisting of organic sales growth, Core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. The explanation at the end of the MD&A provides the definition of these non-GAAP measures, details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measure.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures quarter and fiscal year to date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales. Certain columns and rows may not add due to rounding.
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
The table below lists our reportable segments, including the product categories and brand composition within each segment.

Reportable Segments	Product Categories (Sub-Categories)	Major Brands
Beauty	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
	Skin and Personal Care (Antiperspirants and Deodorants, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II
Grooming	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
	Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
	Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
	Feminine Care (Adult Incontinence, Feminine Care)	Always, Always Discreet, Tampax
	Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East and Africa (IMEA).
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	Net Sales	Net Earnings
Beauty	19%	20%
Grooming	8%	9%
Health Care	14%	15%
Fabric & Home Care	35%	33%
Baby, Feminine & Family Care	24%	23%
Total Company	100%	100%
SUMMARY OF RESULTS – Three Months Ended September 30, 2023
The following are highlights of results for the three months ended September 30, 2023, versus the three months ended September 30, 2022:
•Net sales increased 6% to $21.9 billion versus the prior year period. Net sales increased double digits in Health Care, high single digits in Fabric & Home Care, mid-single digits in Grooming and Baby, Feminine & Family Care and low single digits in Beauty. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 7%. Organic sales increased double digits in Health Care, high single digits in Fabric & Home Care, Grooming and Baby, Feminine & Family Care and mid-single digits in Beauty.
•Net earnings were $4.6 billion, an increase of $593 million, or 15%, versus the prior year period due to the increase in net sales and an increase in operating margin.
•Net earnings attributable to Procter & Gamble were $4.5 billion, an increase of $582 million, or 15%, versus the prior year period.
•Diluted EPS increased 17% to $1.83 due to the increase in net earnings and a reduction in the weighted average shares outstanding.
•Operating cash flow was $4.9 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax payments resulting from the U.S. Tax Act, was $4.4 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings, was 97%.

ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries across North America, Europe, Latin America, Asia, Australia and Africa, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprised more than 20% of our net sales in the fiscal year 2023. As such, we are exposed to and impacted by global macroeconomic factors, geopolitical tensions, U.S. and foreign government policies and foreign exchange fluctuations. We are also exposed to market risks from operating in challenging environments including unstable economic, political and social conditions, civil unrest, military conflicts, natural disasters, debt and credit issues and currency controls or fluctuations. These risks can reduce our net sales or erode our operating margins and consequently reduce our net earnings and cash flows.
Changes in Costs. Our costs are subject to fluctuations, particularly due to changes in commodity and input material prices, transportation costs, other broader inflationary impacts and our own productivity efforts. We have significant exposures to certain commodities and input materials, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of these commodities and input materials has a direct impact on our costs. Disruptions in our manufacturing, supply and distribution operations due to energy shortages, natural disasters, labor or freight constraints could also lead to increased costs. New or increased legal or regulatory requirements, along with initiatives to meet our sustainability goals, could also result in increased costs due to higher material costs and investments in facilities and equipment. We strive to implement, achieve and sustain cost improvement plans, including supply chain optimization and general overhead and workforce optimization. Increased pricing in response to certain inflationary or cost increases may also offset portions of the cost impacts; however, such price increases may impact product consumption. If we are unable to manage cost impacts through pricing actions and consistent productivity improvements, it may adversely impact our net sales, gross margin, operating margin, net earnings and cash flows.
Foreign Exchange. We have significant translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In the past three years, weakening of certain foreign currencies versus the U.S. dollar has resulted in significant foreign exchange impacts leading to lower net sales, net earnings and cash flows. Certain countries that recently had and are currently experiencing significant exchange rate fluctuations include Argentina, Brazil, Japan, Russia, Turkey and the United Kingdom. These fluctuations have significantly impacted our historical net sales, net earnings and cash flows and could do so in the future. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency impacts but could also have a negative impact on the consumption of our products, which would negatively affect our net sales, gross margin, operating margin, net earnings and cash flows.
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
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations. Our Ukraine business includes two manufacturing sites and accounted for less than 1% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Ukraine business accounted for less than 1% of consolidated net assets as of September 30, 2023. Our Russia business includes two manufacturing sites. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia. The Russia business accounted for approximately 2% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Russia business accounted for less than 2% of consolidated net assets as of September 30, 2023.
Future impacts to the Company are difficult to predict due to the high level of uncertainty related to the war’s duration, evolution and ultimate resolution. Within Ukraine, there is a possibility of physical damage and destruction of our two manufacturing facilities. We may not be able to operate our manufacturing sites and source raw materials from our suppliers or ship finished products to our customers.
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
For additional information on risk factors that could impact our business results, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2023.
RESULTS OF OPERATIONS – Three Months Ended September 30, 2023
The following discussion provides a review of results for the three months ended September 30, 2023, versus the three months ended September 30, 2022.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2023	2022	% Chg
Net sales	$21,871	$20,612	6%
Operating income	5,767	4,939	17%
Earnings before income taxes	5,802	4,997	16%
Net earnings	4,556	3,963	15%
Net earnings attributable to Procter & Gamble	4,521	3,939	15%
Diluted net earnings per common share	1.83	1.57	17%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2023	2022	Basis Pt Chg
Gross margin	52.0%	47.4%	460
Selling, general & administrative expense	25.6%	23.4%	220
Operating income	26.4%	24.0%	240
Earnings before income taxes	26.5%	24.2%	230
Net earnings	20.8%	19.2%	160
Net earnings attributable to Procter & Gamble	20.7%	19.1%	160
Net Sales
Net sales for the quarter increased 6% to $21.9 billion. The increase in net sales was due to higher pricing of 7% and favorable mix of 1%, partially offset by unfavorable foreign exchange of 1% and a decrease in unit volume of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 7%. Favorable mix was primarily driven by volume growth in North America, which has higher than Company-average selling prices.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2023 vs. 2022 (Three Months Ended September 30) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	(3)%	7%	(2)%	1%	3%
Grooming	(2)%	(2)%	(3)%	9%	1%	1%	6%
Health Care	2%	2%	1%	6%	2%	—%	11%
Fabric & Home Care	(1)%	—%	(1)%	8%	1%	1%	8%
Baby, Feminine & Family Care	(3)%	(3)%	(2)%	8%	2%	—%	5%
Total Company	(1)%	(1)%	(1)%	7%	1%	—%	6%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.

Operating Costs
Gross margin increased 460 basis points to 52.0% of net sales for the quarter. The increase in gross margin was due to:
•a 330 basis-point increase due to higher pricing,
•160 basis points of lower commodity costs and
•150 basis points of manufacturing productivity savings.
These impacts were partially offset by
•a 60 basis-point decline from unfavorable product mix including the disproportionate decline of the super-premium SK-II brand,
•a 60 basis-point decline from unfavorable foreign exchange impacts,
•30 basis points of product and packaging investments and
•a 30 basis-point decline from other manufacturing costs.
Total SG&A spending increased 16% to $5.6 billion versus the prior year period due to increased marketing spending, overhead costs and other operating costs. SG&A as a percentage of net sales increased 220 basis points to 25.6% due to the increase in marketing spending, overhead spending and other operating costs as a percentage of sales. Marketing spending as a percentage of net sales increased 130 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings. Overhead costs as a percentage of net sales increased 40 basis points due to wage inflation and other cost increases, partially offset by the positive scale impacts of the net sales increase and productivity savings. Other operating expenses as a percentage of net sales increased 50 basis points due to higher foreign exchange transactional charges. Productivity-driven cost savings delivered 60 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $225 million for the quarter, an increase of $102 million versus the prior year period due primarily to higher interest rates. Interest income was $128 million for the quarter, an increase of $86 million versus the prior year period due primarily to higher interest rates. Other non-operating income was $132 million, which is a decrease of $7 million versus the prior year period.
Income Taxes
The effective income tax rate for the three months ended September 30, 2023, was 21.5%, compared to 20.7% for the three months ended September 30, 2022. The increase in the effective tax rate was driven by unfavorable impacts from the geographic mix of current period earnings. This increase was partially offset by higher excess tax benefits of share-based compensation.
Net Earnings
Operating income increased $828 million, or 17%, to $5.8 billion for the quarter, due to the increase in net sales and the increase in operating margin, the components of which are described above. Net earnings increased $593 million, or 15%, to $4.6 billion, as the increase in operating income was partially offset by an increase in the effective tax rate. Foreign exchange had a negative impact of approximately $170 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $582 million, or 15%, to $4.5 billion for the quarter. Diluted EPS increased 17% to $1.83 versus the prior year period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding.

The Procter & Gamble Company 12
SEGMENT RESULTS – Three Months Ended September 30, 2023
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three month period ended September 30, 2023, is provided based on a comparison to the three month period ended September 30, 2022. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three months ended September 30, 2023, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2023
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$4,097	3%	$1,249	(2)%	$971	(4)%
Grooming	1,724	6%	533	6%	421	4%
Health Care	3,074	11%	889	11%	689	12%
Fabric & Home Care	7,646	8%	2,031	32%	1,569	34%
Baby, Feminine & Family Care	5,186	5%	1,408	33%	1,075	34%
Corporate	144	N/A	(308)	N/A	(168)	N/A
Total Company	$21,871	6%	$5,802	16%	$4,556	15%
Beauty
Three months ended September 30, 2023, compared with three months ended September 30, 2022
Beauty net sales increased 3% to $4.1 billion as the positive impacts of higher pricing of 7% and a benefit from acquisitions of 1% were partially offset by the negative impacts of unfavorable foreign exchange of 3% and unfavorable mix of 2% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%. Global market share of the Beauty segment increased 0.3 points.
•Hair Care net sales increased high single digits. Positive impacts of higher pricing (driven by North America, Latin America and Europe), a benefit from acquisitions and favorable product mix (due to the growth of premium products) were partially offset by negative impacts of unfavorable foreign exchange and a decline in unit volume. The volume decrease was driven by a decline in Greater China (due to market contraction and distribution footprint changes), partially offset by growth in Latin America and Europe (both due to market growth). Organic sales increased high single digits driven by a more than 30% growth in Latin America, a mid-teens increase in Europe and a double-digit increase in North America, partially offset by a high single-digit decline in Greater China. Global market share of the Hair Care category decreased 0.2 points.
•Skin and Personal Care net sales were unchanged. Positive impacts of higher pricing (across all regions) and a unit volume increase were offset by the negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, which has higher than category-average selling prices) and unfavorable foreign exchange. The volume increase was driven by growth in North America and Europe (both due to innovation in Personal Care), partially offset by a decline in Asia Pacific and Greater China, both due to the decline of the super-premium SK-II brand. Organic sales increased low single digits as a double-digit increase in North America was partially offset by a more than 20% decline in Asia Pacific and a mid-single-digit decline in Greater China. Global market share of the Skin and Personal Care category increased 0.6 points.
Net earnings decreased 4% to $971 million as the increase in net sales was more than offset by a 180 basis-point decline in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin improvement was driven by increased pricing and productivity savings, partially offset by negative product mix (due to the decline of the super-premium SK-II brand) and unfavorable foreign exchange impacts. SG&A as a percentage of net sales increased due primarily to an increase in marketing spending and higher foreign exchange transactional charges, partially offset by the positive scale effects of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Grooming
Three months ended September 30, 2023, compared with three months ended September 30, 2022
Grooming net sales increased 6% to $1.7 billion as the benefits of higher pricing of 9% (driven by all regions) and favorable product mix of 1% (due to growth of appliances) were partially offset by unfavorable foreign exchange of 3% and a decrease in unit volume of 2%. The volume decline was driven by Europe (due to increased pricing), partially offset by growth in IMEA and Latin America (both due to innovation). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 9% driven by growth across all regions led by a more than 30% growth in Latin America and a double-digit growth in Europe. Global market share of the Grooming segment increased 0.3 points.

13 The Procter & Gamble Company
Net earnings increased 4% to $421 million as the net sales growth was partially offset by a 40 basis-point decrease in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing, partially offset by negative gross margin product mix (due to the growth of appliances, which have lower than segment-average gross margins) and unfavorable foreign exchange. SG&A as a percentage of net sales increased due primarily to an increase in marketing spending and higher foreign exchange transactional charges, partially offset by the positive scale effects of the net sales increase.
Health Care
Three months ended September 30, 2023, compared with three months ended September 30, 2022
Health Care net sales increased 11% to $3.1 billion driven by higher pricing of 6%, favorable product mix of 2%, an increase in unit volume of 2% and favorable foreign exchange of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 10%. Global market share of the Health Care segment increased 1 point.
•Oral Care net sales increased high single digits driven by the positive impacts of higher pricing (driven by Europe, North America and Latin America), favorable product mix (due to growth in power brushes, which have higher than category-average selling prices) and favorable foreign exchange. Unit volume was unchanged, as a decline in Greater China (due to market contraction) was offset by growth in North America (due to market growth). Organic sales increased high single digits driven by a mid-teens increase in Europe and a mid-single-digit increase in North America. Global market share of the Oral Care category increased 0.2 points.
•Personal Health Care net sales increased low teens due to the positive impacts of higher pricing (driven by North America, Europe and Latin America), a unit volume increase and favorable foreign exchange. The volume increase was driven by growth in North America (due to innovation and increased demand for respiratory products) and Europe (due to increased demand for respiratory products), partially offset by a decline in Asia Pacific (due to market contraction). Organic sales increased double digits driven by a more than 20% growth in Europe and a low teens growth in North America. Global market share of the Personal Health Care category increased 1.1 points.
Net earnings increased 12% to $689 million due to the increase in net sales. Net earnings margin was unchanged as an increase in gross margin was offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing, partially offset by unfavorable gross margin product mix (due to a decline in whitening products, which have higher than segment-average gross margins). SG&A as a percentage of net sales increased due to increased marketing spending, partially offset by the positive scale impacts of the net sales increase.
Fabric & Home Care
Three months ended September 30, 2023, compared with three months ended September 30, 2022
Fabric & Home Care net sales increased 8% to $7.6 billion driven by higher pricing of 8% and favorable product mix of 1%, partially offset by a decrease in unit volume of 1% and unfavorable foreign exchange of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 9%. Global market share of the Fabric & Home Care segment increased 0.2 points.
•Fabric Care net sales increased mid-single digits. The positive impacts of higher pricing (driven by Europe, IMEA and Latin America) and favorable premium product mix were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was primarily driven by declines in Greater China (due to market contraction and portfolio rationalization) and Asia Pacific (due to increased pricing), partially offset by growth in North America (due to market growth) and Europe. Organic sales increased high single digits driven by a more than 20% increase in Europe, a mid-teens increase in IMEA and a low single-digit increase in North America. Global market share of the Fabric Care category decreased 0.3 points.
•Home Care net sales increased double digits. Positive impacts of higher pricing (driven primarily by Europe and North America) and favorable premium product mix were partially offset by unfavorable foreign exchange. Unit volume was unchanged as growth in North America (due to innovation) was offset by declines in Europe and Latin America (both due to increased pricing). Organic sales increased low teens driven by a 20% growth in Europe and double-digit growth in North America. Global market share of the Home Care category increased 1.1 points.
Net earnings increased 34% to $1.6 billion due to the increase in net sales and a 400 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing, lower commodity costs and increased productivity savings, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.
Baby, Feminine & Family Care
Three months ended September 30, 2023, compared with three months ended September 30, 2022
Baby, Feminine & Family Care net sales increased 5% to $5.2 billion driven by higher pricing of 8% and favorable product mix of 2%, partially offset by a decrease in unit volume of 3% and unfavorable foreign exchange of 2%. Excluding the impacts of

The Procter & Gamble Company 14
foreign exchange and acquisitions and divestitures, organic sales increased 7%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales increased mid-single digits. Positive impacts of higher pricing (driven by Europe, Latin America, North America and IMEA) and favorable product mix (due to growth of premium diapers, which have higher than category-average selling prices) were partially offset by a decrease in unit volume and unfavorable foreign exchange. Volumes decreased in all regions led by Europe and North America, due to increased pricing. Organic sales increased mid-single digits driven by growth in all regions led by a 30% growth in Latin America and a mid-teens growth in IMEA. Global market share of the Baby Care category decreased 0.4 points.
•Feminine Care net sales increased mid-single digits. Positive impacts of higher pricing (driven primarily by Europe and IMEA) and favorable mix (due to growth of premium products) were partially offset by unfavorable foreign exchange and a decrease in unit volume. The volume decrease was primarily driven by declines in Europe, Latin America and IMEA (all due to increased pricing), partially offset by growth in North America (due to increased demand for premium products and distribution gains). Organic sales increased high single digits driven by a double-digit increase in Europe and a high single-digit increase in North America. Global market share of the Feminine Care category increased 0.3 points.
•Net sales in Family Care, which is predominantly a North America business, increased mid-single digits driven by higher pricing, partially offset by unfavorable product mix (due to growth of larger pack sizes, with lower than category-average selling prices). Unit volume was unchanged. Organic sales also increased mid-single digits. North America market share of the Family Care category decreased 0.5 points.
Net earnings increased 34% to $1.1 billion due to the increase in net sales and a 440 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to increased pricing, lower commodity costs and increased productivity savings, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing spending and higher foreign exchange transactional charges, partially offset by the positive scale impacts of the net sales increase.
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
For the three months ended September 30, 2023, Corporate net sales decreased $109 million to $144 million due to a decrease in net sales of incidental businesses managed at the corporate level. Corporate net earnings decreased $122 million to a loss of $168 million for the quarter primarily due to higher restructuring charges and higher interest expense net of interest income.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $4.9 billion fiscal year to date, an increase of $834 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain on sale of assets), generated $5.5 billion of operating cash flow. Working capital and other impacts used $578 million of cash in the period primarily driven by increases in accounts receivable from sales growth and the payment of prior fiscal year-end incentive compensation accruals. This is partially offset by the impact of our supplier finance program (see Note 10, Supplier Finance Programs) and current year tax accruals in excess of payments. Days sales outstanding increased by two days. Days on hand increased by two days.
Investing Activities
Investing activities used $1.2 billion of cash fiscal year to date primarily driven by capital expenditures and the settlement of net investment hedges.
Financing Activities
Financing activities consumed $2.0 billion of net cash fiscal year to date, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net debt increase and the impact of stock options and other.
As of September 30, 2023, our current liabilities exceeded current assets by $12.2 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.

15 The Procter & Gamble Company
MEASURES NOT DEFINED BY U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of the non-GAAP measures and the reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective on underlying business trends (i.e., trends excluding non-recurring or unusual items) and results and provide a supplemental measure of period-to-period results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors, as they provide supplemental information about business performance and provide investors a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measures but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
The following table provides a numerical reconciliation of organic sales growth to reported net sales growth:

Three Months Ended September 30, 2023	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	3%	3%	(1)%	5%
Grooming	6%	3%	—%	9%
Health Care	11%	(1)%	—%	10%
Fabric & Home Care	8%	1%	—%	9%
Baby, Feminine & Family Care	5%	2%	—%	7%
Total Company	6%	1%	—%	7%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Adjusted free cash flow: Adjusted free cash flow is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act. Adjusted free cash flow represents the cash that the Company is able to generate after taking into account planned maintenance and asset expansion. We view adjusted free cash flow as an important measure because it is one factor used in determining the amount of cash available for dividends, share repurchases, acquisitions and other discretionary investments.
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Three Months Ended September 30, 2023
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$4,904	$(925)	$422	$4,401

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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Three Months Ended September 30, 2023
Adjusted Free Cash Flow	Net Earnings	Adjusted Free Cash Flow Productivity
$4,401	$4,556	97%
Core EPS: Core EPS is a measure of the Company's diluted EPS excluding items that are not judged by management to be part of the Company's sustainable results or trends. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used in assessing the achievement of management goals for at-risk compensation. For the three months ended September 30, 2023, and September 30, 2022, there were no adjustments to or reconciling items for diluted EPS.

The Procter & Gamble Company 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2023. Additional information can be found in Note 9, Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2023.

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
Messrs. Moeller and Schulten have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including Messrs. Moeller and Schulten, to allow their timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There are no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2023.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2023 - 7/31/2023	7,834,268	$151.24	6,613,447	(3)
8/01/2023 - 8/31/2023	3,227,792	$154.89	3,227,792	(3)
9/01/2023 - 9/30/2023	—	—	—	(3)
Total	11,062,060	$152.31	9,841,239
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
(3)In accordance with the repurchase program announced on July 28, 2023, the Company reaffirmed in its earnings release on October 18, 2023 that it expects to reduce outstanding shares through direct share repurchases at a value of $5 to $6 billion in fiscal year 2024, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

17 The Procter & Gamble Company

Item 5.	Other Information
During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

10-1	Summary of the Company's Short Term Achievement Reward Program* +

10-2	Short Term Achievement Reward Program – related correspondence and terms and conditions* +

10-3	The Procter & Gamble Performance Stock Program Summary* +

10-4	Performance Stock Program related correspondence and terms and conditions* +

10-5	Long-Term Incentive Program related correspondence and terms and conditions* +

10-6	The Procter & Gamble 2019 Stock and Incentive Compensation Plan – Additional terms and conditions* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 18, 2023	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)