Form 10-Q
period 2023-12-31
PROCTER & GAMBLE Co
filed 2024-01-23
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023

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
There were 2,353,021,054 shares of Common Stock outstanding as of December 31, 2023.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2023	2022	2023	2022
NET SALES	$21,441	$20,773	$43,312	$41,385
Cost of products sold	10,144	10,897	20,645	21,743
Selling, general and administrative expense	5,522	5,091	11,127	9,918
Indefinite-lived intangible asset impairment charge	1,341	—	1,341	—
OPERATING INCOME	4,433	4,785	10,200	9,724
Interest expense	(248)	(171)	(472)	(294)
Interest income	133	66	262	108
Other non-operating income, net	177	155	309	294
EARNINGS BEFORE INCOME TAXES	4,496	4,835	10,299	9,832
Income taxes	1,003	876	2,250	1,910
NET EARNINGS	3,493	3,959	8,049	7,922
Less: Net earnings attributable to noncontrolling interests	25	26	60	50
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,468	$3,933	$7,988	$7,872

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.44	$1.63	$3.33	$3.25
Diluted	$1.40	$1.59	$3.23	$3.16
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2023	2022	2023	2022
NET EARNINGS	$3,493	$3,959	$8,049	$7,922
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	492	379	83	(333)
Unrealized losses on investment securities	(1)	(1)	(2)	(3)
Unrealized gains/(losses) on defined benefit postretirement plans	(75)	(76)	(30)	11
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	416	302	51	(325)
TOTAL COMPREHENSIVE INCOME	3,909	4,261	8,100	7,597
Less: Total comprehensive income attributable to noncontrolling interests	25	23	58	42
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,884	$4,238	$8,041	$7,555

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2023	June 30, 2023
Assets
CURRENT ASSETS
Cash and cash equivalents			$7,890	$8,246
Accounts receivable			6,334	5,471
INVENTORIES
Materials and supplies			1,780	1,863
Work in process			962	956
Finished goods			4,410	4,254
Total inventories			7,151	7,073
Prepaid expenses and other current assets			1,736	1,858
TOTAL CURRENT ASSETS			23,111	22,648
PROPERTY, PLANT AND EQUIPMENT, NET			22,132	21,909
GOODWILL			40,916	40,659
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			22,302	23,783
OTHER NONCURRENT ASSETS			12,248	11,830
TOTAL ASSETS			$120,709	$120,829

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,234	$14,598
Accrued and other liabilities			11,100	10,929
Debt due within one year			10,616	10,229
TOTAL CURRENT LIABILITIES			35,950	35,756
LONG-TERM DEBT			23,096	24,378
DEFERRED INCOME TAXES			6,219	6,478
OTHER NONCURRENT LIABILITIES			6,614	7,152
TOTAL LIABILITIES			71,880	73,764
SHAREHOLDERS’ EQUITY
Preferred stock			809	819
Common stock – shares issued –	December 2023	4,009.2
	June 2023	4,009.2	4,009	4,009
Additional paid-in capital			66,935	66,556
Reserve for ESOP debt retirement			(782)	(821)
Accumulated other comprehensive loss			(12,167)	(12,220)
Treasury stock			(131,887)	(129,736)
Retained earnings			121,617	118,170
Noncontrolling interest			294	288
TOTAL SHAREHOLDERS’ EQUITY			48,829	47,065
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$120,709	$120,829

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended December 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2023	2,356,886	$4,009	$812	$66,822	($782)	($12,583)	($131,029)	$120,443	$321	$48,014
Net earnings								3,468	25	3,493
Other comprehensive income/(loss)						416			—	416
Dividends and dividend equivalents ($0.9407 per share):
Common								(2,225)		(2,225)
Preferred								(70)		(70)
Treasury stock purchases	(6,879)						(1,008)			(1,008)
Employee stock plans	2,630			113			147			260
Preferred stock conversions	385		(3)	—			3			—
ESOP debt impacts					—			—		—
Noncontrolling interest, net				—					(52)	(52)
BALANCE DECEMBER 31, 2023	2,353,021	$4,009	$809	$66,935	($782)	($12,167)	($131,887)	$121,617	$294	$48,829

	Six Months Ended December 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								7,988	60	8,049
Other comprehensive income/(loss)						53			(2)	51
Dividends and dividend equivalents (1.8814 per share):
Common								(4,450)		(4,450)
Preferred								(140)		(140)
Treasury stock purchases	(16,722)						(2,516)			(2,516)
Employee stock plans	6,351			378			356			734
Preferred stock conversions	1,273		(10)	1			9			—
ESOP debt impacts					39			48		87
Noncontrolling interest, net				—					(52)	(52)
BALANCE DECEMBER 31, 2023	2,353,021	$4,009	$809	$66,935	($782)	($12,167)	($131,887)	$121,617	$294	$48,829
See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company

	Three Months Ended December 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2022	2,369,697	$4,009	$834	$65,955	($870)	($12,811)	($127,205)	$114,163	$259	$44,334
Net earnings								3,933	26	3,959
Other comprehensive income/(loss)						305			(3)	302
Dividends and dividend equivalents ($0.9133 per share):
Common								(2,168)		(2,168)
Preferred								(70)		(70)
Treasury stock purchases	(14,426)						(2,002)			(2,002)
Employee stock plans	3,441			189			193			382
Preferred stock conversions	432		(3)	1			2			—
ESOP debt impacts					—			—		—
Noncontrolling interest, net				—					(12)	(12)
BALANCE DECEMBER 31, 2022	2,359,144	$4,009	$831	$66,145	($870)	($12,506)	($129,012)	$115,858	$270	$44,725

	Six Months Ended December 31, 2022
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								7,872	50	7,922
Other comprehensive income/(loss)						(317)			(8)	(325)
Dividends and dividend equivalents (1.8266 per share):
Common								(4,357)		(4,357)
Preferred								(141)		(141)
Treasury stock purchases	(42,615)						(6,002)			(6,002)
Employee stock plans	6,452			348			362			710
Preferred stock conversions	1,430		(12)	2			10			—
ESOP debt impacts					46			55		101
Noncontrolling interest, net				—					(37)	(37)
BALANCE DECEMBER 31, 2022	2,359,144	$4,009	$831	$66,145	($870)	($12,506)	($129,012)	$115,858	$270	$44,725
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2023	2022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$8,246	$7,214
OPERATING ACTIVITIES
Net earnings	8,049	7,922
Depreciation and amortization	1,423	1,316
Share-based compensation expense	275	250
Deferred income taxes	(154)	(398)
Gain on sale of assets	(3)	(3)
Indefinite-lived intangible asset impairment charge	1,341	—
Changes in:
Accounts receivable	(839)	(654)
Inventories	(32)	(655)
Accounts payable and accrued and other liabilities	302	177
Other operating assets and liabilities	(704)	(535)
Other	346	224
TOTAL OPERATING ACTIVITIES	10,004	7,644
INVESTING ACTIVITIES
Capital expenditures	(1,742)	(1,598)
Proceeds from asset sales	8	8
Acquisitions, net of cash acquired	—	(76)
Other investing activity	(489)	344
TOTAL INVESTING ACTIVITIES	(2,224)	(1,322)
FINANCING ACTIVITIES
Dividends to shareholders	(4,578)	(4,486)
Additions to short-term debt with original maturities of more than three months	2,798	10,447
Reductions in short-term debt with original maturities of more than three months	(5,862)	(3,260)
Net additions/(reductions) to other short-term debt	3,740	(1,759)
Additions to long-term debt	254	—
Reductions in long-term debt	(2,335)	(1,877)
Treasury stock purchases	(2,503)	(6,002)
Impact of stock options and other	397	437
TOTAL FINANCING ACTIVITIES	(8,087)	(6,500)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(49)	(182)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(356)	(360)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,890	$6,854
See accompanying Notes to Consolidated Financial Statements.

6 The Procter & Gamble Company
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
2. New Accounting Pronouncements and Policies
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 30, 2025 and our interim periods within the fiscal year ending June 30, 2026. We are currently assessing the impact of this guidance on our disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes: Improvements to Income Tax Disclosures.” This guidance requires consistent categories and greater disaggregation of information in the rate reconciliation and disclosures of income taxes paid by jurisdiction. This amendment is effective for our fiscal year ending June 30, 2026. We are currently assessing the impact of this guidance on our disclosures.
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

The Procter & Gamble Company 7
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
Fabric Care	23%	23%	23%	23%
Home Care	12%	11%	12%	11%
Baby Care	9%	10%	10%	10%
Hair Care	9%	8%	9%	9%
Skin and Personal Care	9%	10%	9%	10%
Family Care	9%	8%	8%	8%
Oral Care	9%	8%	8%	8%
Grooming	8%	8%	8%	8%
Personal Health Care	6%	7%	7%	6%
Feminine Care	6%	7%	6%	7%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
The following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2023	$3,849	$1,112	$868	$7,946	$2,361	$1,839
	2022	3,807	1,145	911	7,768	2,416	1,922
Grooming	2023	1,734	538	440	3,458	1,071	862
	2022	1,643	496	404	3,268	999	808
Health Care	2023	3,172	932	719	6,245	1,821	1,408
	2022	3,051	887	686	5,808	1,687	1,303
Fabric & Home Care	2023	7,415	2,018	1,577	15,061	4,049	3,146
	2022	7,032	1,538	1,171	14,114	3,081	2,343
Baby, Feminine & Family Care	2023	5,146	1,437	1,102	10,332	2,845	2,177
	2022	5,065	1,112	848	9,999	2,167	1,653
Corporate	2023	126	(1,541)	(1,214)	270	(1,849)	(1,383)
	2022	175	(343)	(61)	428	(518)	(107)
Total Company	2023	$21,441	$4,496	$3,493	$43,312	$10,299	$8,049
	2022	20,773	4,835	3,959	41,385	9,832	7,922
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2023	$13,888	$12,703	$7,718	$1,821	$4,529	$40,659
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	99	71	56	6	25	257
Goodwill at December 31, 2023	$13,987	$12,774	$7,774	$1,827	$4,554	$40,916
Goodwill increased from June 30, 2023, due to currency translation.

Amounts in millions of dollars except per share amounts or as otherwise specified.

8 The Procter & Gamble Company
Identifiable intangible assets at December 31, 2023, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,071	$(6,444)
Intangible assets with indefinite lives	19,675	—
Total identifiable intangible assets	$28,746	$(6,444)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended December 31, 2023 and 2022, was $84 and $79, respectively. For the six months ended December 31, 2023 and 2022, amortization expense was $171 and $159, respectively.
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. We use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. When appropriate, the market approach, which leverages comparable company revenue and earnings multiples, is weighted with the income approach to estimate fair value. If the resulting fair value is less than the asset's carrying value, that difference represents an impairment. Our annual impairment testing for goodwill and indefinite-lived intangible assets occurs during the three months ended December 31. Most of our goodwill reporting units have fair value cushions that significantly exceed their underlying carrying values.
During the three months ended December 31, 2023, we determined that the fair value of the Gillette indefinite-lived intangible asset was less than its carrying amount. As a result, we recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) to reduce the carrying amount to its estimated fair value during the quarter ended December 31, 2023. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset is $12.8 billion. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria.
Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, market contraction from an economic recession and the Russia-Ukraine War, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a further impairment charge. Further reduction of the Gillette business activities in Russia could reduce the estimated fair value. The Russia business accounted for approximately 4% of Gillette net sales in the fiscal year ended June 30, 2023.
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

The Procter & Gamble Company 9
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2023, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rate to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our short-term and residual growth rates or a 50 basis-point decrease in our royalty rate, which may result in an additional impairment of the Gillette indefinite-lived intangible asset.

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rates	-50 bps Royalty Rate
Gillette indefinite-lived intangible asset	(5)%	(5)%	(4)%
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
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
Net earnings	$3,493	$3,959	$8,049	$7,922
Less: Net earnings attributable to noncontrolling interests	25	26	60	50
Net earnings attributable to P&G (Diluted)	3,468	3,933	7,988	7,872
Less: Preferred dividends	70	70	140	141
Net earnings attributable to P&G available to common shareholders (Basic)	$3,398	$3,863	$7,849	$7,731

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,358.0	2,365.9	2,359.0	2,375.7
Add: Effect of dilutive securities
Convertible preferred shares (1)	73.9	76.7	74.3	77.0
Stock options and other unvested equity awards (2)	36.4	38.6	38.5	39.7
Diluted weighted average common shares outstanding	2,468.4	2,481.2	2,471.8	2,492.4

NET EARNINGS PER COMMON SHARE (3)
Basic	$1.44	$1.63	$3.33	$3.25
Diluted	$1.40	$1.59	$3.23	$3.16
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
(2)Excludes approximately 9 million and 22 million for the three months ended December 31, 2023 and 2022, respectively, and 5 million and 19 million for the six months ended December 31, 2023 and 2022, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
(3)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
Share-based compensation expense	$150	$145	$275	$250
Net periodic benefit cost for pension benefits	52	44	109	87
Net periodic benefit credit for other retiree benefits	(156)	(132)	(311)	(264)
Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2023.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the six months ended December 31, 2023 and 2022.
Cash equivalents were $6.3 billion and $6.8 billion as of December 31, 2023 and June 30, 2023, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $25.6 billion and $26.9 billion as of December 31, 2023 and June 30, 2023, respectively. This includes the current portion of long-term debt instruments ($3.4 billion and $3.9 billion as of December 31, 2023 and June 30, 2023, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2023 and June 30, 2023, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,098	$4,044	$—	$—	$(317)	$(445)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$12,267	$11,005	$5	$26	$(347)	$(631)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,365	$15,049	$5	$26	$(664)	$(1,076)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$4,321	$3,489	$37	$7	$(7)	$(42)

TOTAL DERIVATIVES AT FAIR VALUE	$19,686	$18,538	$42	$33	$(671)	$(1,118)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $2.8 billion and $3.6 billion as of December 31, 2023 and June 30, 2023, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $10.8 billion and $11.8 billion as of December 31, 2023 and June 30, 2023, respectively.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $653 and $1,088 as of December 31, 2023 and June 30, 2023, respectively. The Company has not been required to post collateral as a result of these contractual features.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11
Before tax gains on our financial instruments in hedging relationships are categorized as follows:

	Amount of Loss Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$(487)	$(1,013)	$(202)	$(305)
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $62 and $69 for the three months ended December 31, 2023 and 2022, respectively. The amount of gain excluded from effectiveness testing was $130 and $115 for the six months ended December 31, 2023 and 2022, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of loss recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(504) and $(862) for the three months ended December 31, 2023 and 2022, respectively. The amount of loss recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(159) and $(164) for the six months ended December 31, 2023 and 2022, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$117	$(49)	$128	$(180)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$128	$95	$57	$(51)
The gains/(losses) on the derivatives in fair value hedging relationships is fully offset by the mark-to-market impact of the related exposure. These are both recognized in Interest expense. The gains/(losses) on derivatives not designated as hedging instruments is substantially offset by the currency mark-to-market of the related exposure. These are both recognized in Selling, general and administrative expense (SG&A).
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2023	$13	$67	$(12,300)	$(12,220)
OCI before reclassifications (1)	(2)	(19)	83	62
Amounts reclassified to the Consolidated Statement of Earnings (2)	—	(11)	—	(11)
Net current period OCI	(2)	(30)	83	51
Less: OCI attributable to noncontrolling interests	—	—	(2)	(2)
Balance at December 31, 2023	$11	$37	$(12,214)	$(12,167)
(1)Net of tax (benefit)/expense of $0, $(9) and $(85) for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(2)Net of tax (benefit)/expense of $0, $(1) and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively.
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

12 The Procter & Gamble Company
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $15, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.6 billion as of December 31, 2023, $5.7 billion as of June 30, 2023, and $5.8 billion as of June 30, 2022.
11. Restructuring Program
The Company has historically incurred an ongoing annual level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization. Before tax costs incurred under the ongoing program have generally ranged from $250 to $500 annually. Consistent with our historical policies for restructuring-type activities, the restructuring program charges will be funded by and included within Corporate for management and segment reporting.
In December 2023, the Company announced a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. In connection with this announcement, the Company expects to record incremental restructuring charges of $1.0 to $1.5 billion after tax, consisting primarily of foreign currency translation losses to be recognized as non-cash charges upon the substantial liquidation of operations in the affected markets.
For the three months ended December 31, 2023, the Company incurred charges of $89 including $48 in Costs of products sold and $39 in SG&A. For the six months ended December 31, 2023, the Company incurred charges of $181 including $109 in Costs of products sold and $68 in SG&A.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 13
The following table presents restructuring activity for the six months ended December 31, 2023:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2023	$155	$—	$19	$174
Costs incurred for the three months ended September 30, 2023	69	12	11	92
Costs incurred for the three months ended December 31, 2023	40	30	19	89
Costs incurred for the six months ended December 31, 2023	109	42	30	181

Costs paid/settled for the six months ended December 31, 2023	(91)	(42)	(27)	(160)
RESERVE DECEMBER 31, 2023	$173	$—	$22	$195
Separation Costs
Employee separation costs relate to severance packages that are primarily voluntary and the amounts calculated are based on salary levels and past service periods.
Asset-Related Costs
Asset-related costs consist of both asset write-downs and accelerated depreciation for manufacturing consolidations. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or for disposal. These assets are written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period.
Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring plan. Such charges include asset removal and termination of contracts related to supply chain and overhead optimization.

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

14 The Procter & Gamble Company
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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Six Months Ended December 31, 2023
•Economic Conditions and Uncertainties
•Results of Operations – Three and Six Months Ended December 31, 2023
•Segment Results – Three and Six Months Ended December 31, 2023
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

The Procter & Gamble Company 15
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and six months ended December 31, 2023:

	Three Months Ended December 31, 2023		Six Months Ended December 31, 2023
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	19%	18%	20%
Grooming	8%	9%	8%	9%
Health Care	15%	15%	15%	15%
Fabric & Home Care	35%	34%	35%	33%
Baby, Feminine & Family Care	24%	23%	24%	23%
Total Company	100%	100%	100%	100%
RECENT DEVELOPMENTS
Limited Market Portfolio Restructuring
In December 2023, the Company announced a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. In connection with this announcement, the Company expects to record incremental restructuring charges of $1.0 to $1.5 billion after tax, consisting primarily of foreign currency translation losses to be recognized as non-cash charges upon the substantial liquidation of operations in the affected markets.
Although the timing of the completion of this restructuring program has yet to be determined, the Company currently anticipates that these restructuring charges will be recognized in the fiscal years ending June 30, 2024 and 2025. Consistent with our historical policies for ongoing restructuring-type activities, resulting charges will be funded by and included within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs will be reported as non-core charges. For more details on the restructuring program, refer to Note 11 to the Consolidated Financial Statements.

16 The Procter & Gamble Company
Intangible Asset Impairment
During the three months ended December 31, 2023, the Company recorded a $1.3 billion before tax ($1.0 billion after tax) non-cash impairment charge, on intangible assets acquired as part of the Company’s 2005 acquisition of The Gillette Company.
The impairment charge arose from a reduction in the estimated fair value of the Gillette indefinite-lived intangible asset due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of the non-core restructuring program described above. This impairment charge adjusted the carrying value of the Gillette indefinite-lived intangible asset to fair value. For a more detailed discussion of the Gillette impairment, refer to Note 4 to the Consolidated Financial Statements.
SUMMARY OF RESULTS – Six Months Ended December 31, 2023
The following are highlights of results for the six months ended December 31, 2023, versus the six months ended December 31, 2022:
•Net sales increased 5% to $43.3 billion versus the prior year period. Net sales increased high single digits in Health Care and Fabric & Home Care, mid-single digits in Grooming and low single digits in Baby, Feminine & Family Care and Beauty. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, also increased 5%. Organic sales increased high single digits in Grooming and Fabric & Home Care, mid-single digits in Health Care and Baby, Feminine & Family Care and low single digits in Beauty.
•Net earnings were $8.0 billion, an increase of $127 million, or 2%, versus the prior year period due to the increase in net sales, partially offset by the non-cash impairment charge of $1.0 billion after taxes related to the Gillette intangible asset.
•Net earnings attributable to Procter & Gamble were $8.0 billion, an increase of $116 million, or 1%, versus the prior year period.
•Diluted EPS increased 2% to $3.23 due to the increase in net earnings. Core EPS, which excludes the charge for the Gillette intangible asset impairment and incremental restructuring, increased 16% to $3.66.
•Operating cash flow was $10.0 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act, was $8.7 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding the Gillette intangible asset impairment charge, was 96%.
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
Foreign Exchange. We have significant translation and transaction exposure to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to 1) the impact from input costs that are denominated in a currency other than the local reporting currency and 2) the revaluation of transaction-related working capital balances denominated in currencies other than the functional currency. In the past three years, weakening of certain foreign currencies versus the U.S. dollar has resulted in significant foreign exchange impacts leading to lower net sales, net earnings and cash flows. These fluctuations have significantly impacted our historical net sales, net earnings and cash flows and could do so in the future. Certain countries that are currently experiencing significant exchange rate fluctuations include Argentina, Russia and Turkey. Increased pricing in response to certain fluctuations in foreign currency exchange rates may offset portions of the currency

The Procter & Gamble Company 17
impacts but could also have a negative impact on the consumption of our products, which would negatively affect our net sales, gross margin, operating margin, net earnings and cash flows.
Government Policies. Our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes in U.S. or foreign government legislative, regulatory or enforcement policies. For example, our net earnings and cash flows could be affected by any future legislative or regulatory changes in U.S. or non-U.S. tax policy, including changes resulting from the current work being led by the OECD/G20 Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of the OECD project extends beyond pure digital businesses and is likely to impact most large multinational businesses by both redefining jurisdictional taxation rights and establishing a 15% global minimum tax. Our net sales, gross margin, operating margin, net earnings and cash flows may also be impacted by changes in U.S. and foreign government policies related to environmental and climate change matters. Additionally, we attempt to carefully manage our debt, currency and other exposures in certain countries with currency exchange, import authorization and pricing controls, such as Argentina, Egypt and Pakistan. Further, our net sales, gross margin, operating margin, net earnings and cash flows could be affected by changes to international trade agreements in North America and elsewhere. Changes in government policies in the above areas might cause an increase or decrease in our net sales, gross margin, operating margin, net earnings and cash flows.
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations. Our Ukraine business includes two manufacturing sites and accounted for less than 1% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Ukraine business accounted for less than 1% of consolidated net assets as of December 31, 2023. Our Russia business includes two manufacturing sites. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia. The Russia business accounted for approximately 2% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Russia business accounted for less than 2% of consolidated net assets as of December 31, 2023.
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

18 The Procter & Gamble Company
RESULTS OF OPERATIONS – Three Months Ended December 31, 2023
The following discussion provides a review of results for the three months ended December 31, 2023, versus the three months ended December 31, 2022.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2023	2022	% Chg
Net sales	$21,441	$20,773	3%
Operating income	4,433	4,785	(7)%
Earnings before income taxes	4,496	4,835	(7)%
Net earnings	3,493	3,959	(12)%
Net earnings attributable to Procter & Gamble	3,468	3,933	(12)%
Diluted net earnings per common share	1.40	1.59	(12)%
Core net earnings per common share	1.84	1.59	16%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2023	2022	Basis Pt Chg
Gross margin	52.7%	47.5%	520
Selling, general & administrative expense	25.8%	24.5%	130
Operating income	20.7%	23.0%	(230)
Earnings before income taxes	21.0%	23.3%	(230)
Net earnings	16.3%	19.1%	(280)
Net earnings attributable to Procter & Gamble	16.2%	18.9%	(270)
Net Sales
Net sales for the quarter increased 3% to $21.4 billion. The increase in net sales was due to higher pricing of 4%, partially offset by unfavorable foreign exchange of 1%. Unit volume and mix were unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4% while organic volume declined by 1%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2023 vs. 2022 (Three Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	(1)%	(1)%	4%	(3)%	1%	1%
Grooming	1%	1%	(3)%	7%	1%	—%	6%
Health Care	(3)%	(4)%	2%	5%	1%	(1)%	4%
Fabric & Home Care	—%	1%	—%	4%	1%	—%	5%
Baby, Feminine & Family Care	(2)%	(2)%	(1)%	4%	1%	—%	2%
Total Company	—%	(1)%	(1)%	4%	—%	—%	3%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 520 basis points to 52.7% of net sales for the quarter. The increase in gross margin was due to:
•240 basis points of manufacturing productivity savings,
•200 basis points of lower commodity costs and
•a 190 basis-point increase due to higher pricing.
These impacts were partially offset by:
•a 70 basis-point decline from unfavorable foreign exchange impacts,
•20 basis points of product and packaging investments and
•20 basis points of rounding and other impacts.

The Procter & Gamble Company 19
Total SG&A spending increased 8% to $5.5 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 130 basis points to 25.8% due to the increase in marketing spending as a percentage of sales. Marketing spending as a percentage of net sales increased 140 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings. Overhead costs as a percentage of net sales were unchanged as wage inflation, foreign exchange and other cost increases were offset by the positive scale impacts of the net sales increase and productivity savings. Productivity-driven cost savings delivered 100 basis points of benefit to SG&A as a percentage of net sales.
The Company recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset. The impairment charge arose from a reduction in the estimated fair value of the Gillette indefinite-lived intangible asset due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of the limited market portfolio restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria. For further discussion of the Gillette impairment charge, refer to Note 4 to the Consolidated Financial Statements.
Non-Operating Expenses and Income
Interest expense was $248 million for the quarter, an increase of $77 million versus the prior year period due primarily to higher interest rates. Interest income was $133 million for the quarter, an increase of $67 million versus the prior year period due primarily to higher interest rates. Other non-operating income was $177 million, which is an increase of $22 million versus the prior year period.
Income Taxes
The effective income tax rate for the three months ended December 31, 2023, was 22.3%, compared to 18.1% for the three months ended December 31, 2022. The increase in the effective tax rate was primarily driven by 180 basis points due to the net impact of the prior year recognition of operating loss carryforwards and 180 basis points due to unfavorable geographic mix impacts.
Net Earnings
Operating income decreased $352 million, or 7%, to $4.4 billion for the quarter, due to the non-cash, before tax impairment charge to the Gillette intangible asset of $1.3 billion and an increase in SG&A spending as a percentage of net sales. This was partially offset by the increase in net sales, along with the increase in gross margin, all of which are discussed above.
Net earnings decreased $466 million, or 12%, to $3.5 billion due to the decrease in operating income and an increase in the effective tax rate. Foreign exchange had a negative impact of approximately $78 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble decreased $465 million, or 12%, to $3.5 billion for the quarter. Diluted EPS decreased 12% to $1.40 versus the prior year period due to the decrease in net earnings. Core EPS, which represents diluted EPS excluding charges for the Gillette intangible asset impairment and incremental restructuring, increased 16% to $1.84.
RESULTS OF OPERATIONS – Six Months Ended December 31, 2023
The following discussion provides a review of results for the six months ended December 31, 2023, versus the six months ended December 31, 2022.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2023	2022	% Chg
Net sales	$43,312	$41,385	5%
Operating income	10,200	9,724	5%
Earnings before income taxes	10,299	9,832	5%
Net earnings	8,049	7,922	2%
Net earnings attributable to Procter & Gamble	7,988	7,872	1%
Diluted net earnings per common share	3.23	3.16	2%
Core net earnings per common share	3.66	3.16	16%

20 The Procter & Gamble Company

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2023	2022	Basis Pt Chg
Gross margin	52.3%	47.5%	480
Selling, general & administrative expense	25.7%	24.0%	170
Operating income	23.6%	23.5%	10
Earnings before income taxes	23.8%	23.8%	—
Net earnings	18.6%	19.1%	(50)
Net earnings attributable to Procter & Gamble	18.4%	19.0%	(60)
Net Sales
Net sales for the period increased 5% to $43.3 billion. The increase in net sales was due to higher pricing of 6%, partially offset by unfavorable foreign exchange of 1% and a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also increased 5%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2023 vs. 2022 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	(2)%	5%	(2)%	1%	2%
Grooming	(1)%	(1)%	(3)%	8%	1%	1%	6%
Health Care	(1)%	(1)%	2%	5%	2%	—%	8%
Fabric & Home Care	—%	—%	(1)%	6%	1%	1%	7%
Baby, Feminine & Family Care	(2)%	(3)%	(1)%	6%	1%	(1)%	3%
Total Company	(1)%	(1)%	(1)%	6%	—%	1%	5%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 480 basis points to 52.3% of net sales for the period. The increase in gross margin was due to:
•a 250 basis-point increase due to higher pricing,
•180 basis points of lower commodity costs and
•180 basis points of manufacturing productivity savings.
These impacts were partially offset by:
•a 60 basis-point decline from unfavorable foreign exchange impacts,
•a 30 basis-point decline from unfavorable product mix including the decline of the super-premium SK-II brand,
•30 basis points of product and packaging investments and
•10 basis points of decline from loss of manufacturing scale benefits.
Total SG&A spending increased 12% to $11.1 billion versus the prior year period due to increased marketing spending, overhead costs and other operating costs. SG&A as a percentage of net sales increased 170 basis points to 25.7% due to the increase in marketing spending, overhead spending and other operating costs as a percentage of sales. Marketing spending as a percentage of net sales increased 140 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings. Overhead costs as a percentage of net sales increased 20 basis points due to wage inflation and other cost increases, partially offset by the positive scale impacts of the net sales increase and productivity savings. Other operating expenses as a percentage of net sales increased 20 basis points. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
The Company recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset. The impairment charge arose from a reduction in the estimated fair value of the Gillette indefinite-lived intangible asset due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of the limited market portfolio restructuring program. For further discussion of the Gillette impairment charge, refer to Note 4 to the Consolidated Financial Statements.

The Procter & Gamble Company 21
Non-Operating Expenses and Income
Interest expense was $472 million for the period, an increase of $178 million versus the prior year period due primarily to higher interest rates. Interest income was $262 million for the period, an increase of $154 million versus the prior year period due primarily to higher interest rates. Other non-operating income was $309 million, which is an increase of $15 million versus the prior year period.
Income Taxes
The effective income tax rate for the six months ended December 31, 2023, was 21.8%, compared to 19.4% for the six months ended December 31, 2022. The increase in the effective tax rate was primarily driven by 90 basis points due to the net impact of the prior year recognition of operating loss carryforwards and 150 basis points due to unfavorable geographic mix impacts.
Net Earnings
Operating income increased $476 million, or 5%, to $10.2 billion for the period, due to the increase in net sales and the increase in gross margin, the components of which are described above. These benefits were partially offset by non-cash before tax impairment charges of $1.3 billion related to Gillette intangible asset and an increase in SG&A spending as a percentage of net sales.
Net earnings increased $127 million, or 2%, to $8.0 billion, as the increase in operating income was partially offset by an increase in the effective tax rate. Foreign exchange had a negative impact of approximately $249 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $116 million, or 1%, to $8.0 billion for the quarter. Diluted EPS increased 2% to $3.23 versus the prior year period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding. Core EPS, which represents diluted EPS excluding charges for incremental restructuring and the impairment of the Gillette intangible asset, increased 16% to $3.66.
SEGMENT RESULTS – Three and Six Months Ended December 31, 2023
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six months ended December 31, 2023, is provided based on a comparison to the three and six months ended December 31, 2022. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and six months ended December 31, 2023, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2023
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,849	1%	$1,112	(3)%	$868	(5)%
Grooming	1,734	6%	538	8%	440	9%
Health Care	3,172	4%	932	5%	719	5%
Fabric & Home Care	7,415	5%	2,018	31%	1,577	35%
Baby, Feminine & Family Care	5,146	2%	1,437	29%	1,102	30%
Corporate	126	N/A	(1,541)	N/A	(1,214)	N/A
Total Company	$21,441	3%	$4,496	(7)%	$3,493	(12)%

	Six Months Ended December 31, 2023
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$7,946	2%	$2,361	(2)%	$1,839	(4)%
Grooming	3,458	6%	1,071	7%	862	7%
Health Care	6,245	8%	1,821	8%	1,408	8%
Fabric & Home Care	15,061	7%	4,049	31%	3,146	34%
Baby, Feminine & Family Care	10,332	3%	2,845	31%	2,177	32%
Corporate	270	N/A	(1,849)	N/A	(1,383)	N/A
Total Company	$43,312	5%	$10,299	5%	$8,049	2%

22 The Procter & Gamble Company
Beauty
Three months ended December 31, 2023, compared with three months ended December 31, 2022
Beauty net sales increased 1% to $3.8 billion as the positive impacts of higher pricing of 4% and a benefit from acquisitions of 1% were partially offset by the negative impacts of unfavorable foreign exchange of 1% and unfavorable mix of 3% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also increased 1%. Global market share of the Beauty segment increased 0.2 points.
•Hair Care net sales increased double digits. Positive impacts of higher pricing (driven by Latin America, Europe and North America), a benefit from acquisitions, favorable product mix (due to the growth of premium products) and an increase in unit volume were partially offset by negative impacts of unfavorable foreign exchange. The volume increase was driven by growth in North America (due to innovation), Asia Pacific (due to innovation) and Latin America (due to market growth), partially offset by a decline in Greater China (due to market contraction and distribution footprint changes). Organic sales increased high single digits driven by more than 30% growth in Latin America, mid-teen increases in Europe and North America, partially offset by a double-digit decline in Greater China. Global market share of the Hair Care category decreased 0.5 points.
•Skin and Personal Care net sales decreased high single digits. Negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, which has higher than category-average selling prices) and a unit volume decrease were partially offset by higher pricing (driven by Greater China). The volume decrease was driven by a decline in Greater China (due to the decline of the super-premium SK-II brand and market contraction of skin care and personal care), partially offset by growth in North America and Europe (both due to innovation in Personal Care). Organic sales decreased mid-single digits due to more than 20% declines in Greater China and Asia Pacific, partially offset by a double-digit increase in North America. Global market share of the Skin and Personal Care category increased 0.4 points.
Net earnings decreased 5% to $868 million as the increase in net sales was more than offset by a 130 basis-point decline in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin improvement was driven by increased pricing and productivity savings, partially offset by unfavorable foreign exchange impacts and negative product mix (due to the decline of the super-premium SK-II brand). SG&A as a percentage of net sales increased due primarily to an increase in marketing and overhead spending, partially offset by the positive scale effects of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Six months ended December 31, 2023, compared with six months ended December 31, 2022
Beauty net sales increased 2% to $7.9 billion, as the positive impacts of higher pricing of 5% and a benefit from acquisitions of 1% were partially offset by the negative impacts of unfavorable foreign exchange of 2% and unfavorable mix of 2% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%. Global market share of the Beauty segment increased 0.2 points.
•Hair Care net sales increased high single digits. Positive impacts of higher pricing (driven by Latin America, Europe and North America), a benefit from acquisitions and favorable product mix (due to the growth of premium products) were partially offset by negative impacts of unfavorable foreign exchange. Unit volume was unchanged as growth in Latin America and North America were offset by a decline in Greater China (due to market contraction and distribution footprint changes). Organic sales increased high single digits due to more than 30% growth in Latin America, a mid-teens increase in Europe and a low-teens increase in North America, partially offset by a high single-digit decline in Greater China. Global market share of the Hair Care category decreased 0.4 points.
•Skin and Personal Care net sales decreased low single digits. Negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, which has higher than category-average selling prices) and unfavorable foreign exchange were partially offset by the positive impacts of higher pricing (across all regions). Unit volume was unchanged as growth in North America and Europe (both due to innovation in Personal Care) was offset by a decline in Greater China (due to the decline of the super-premium SK-II brand and market contraction of skin care and personal care). Organic sales decreased low single digits, due to a more than 20% decline in Asia Pacific and a low-teens decline in Greater China, partially offset by a double-digit increase in North America. Global market share of the Skin and Personal Care category increased 0.5 points.
Net earnings decreased 4% to $1.8 billion, as the increase in net sales was more than offset by a 160 basis-point decline in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin improvement was driven by increased pricing and productivity savings, partially offset by negative product mix (due to the decline of the super-premium SK-II brand) and unfavorable foreign exchange impacts. SG&A as a percentage of net sales increased due primarily to an increase in marketing and overhead spending and higher foreign exchange transactional charges, partially offset by the positive scale

The Procter & Gamble Company 23
effects of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Grooming
Three months ended December 31, 2023, compared with three months ended December 31, 2022
Grooming net sales increased 6% to $1.7 billion as the benefits of higher pricing of 7% (driven primarily by Europe and Latin America), a 1% increase in unit volume and favorable product mix of 1% (due to the growth of premium shavers) were partially offset by unfavorable foreign exchange of 3%. The volume growth was driven primarily by Latin America (due to market growth) and Asia Pacific (due to innovation). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 9% driven by more than 30% growth in Latin America, low-teens growth in Asia Pacific and double-digit growth in Europe, partially offset by a low single-digit decline in North America. Global market share of the Grooming segment increased 0.8 points.
Net earnings increased 9% to $440 million due to net sales growth and an 80 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due primarily to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.
Six months ended December 31, 2023, compared with six months ended December 31, 2022
Grooming net sales increased 6% to $3.5 billion as the benefits of higher pricing of 8% (driven primarily by Europe and Latin America) and favorable product mix of 1% (due to growth of premium shavers) were partially offset by unfavorable foreign exchange of 3% and a 1% decrease in unit volume. The volume decrease was due to declines in Europe (due to increased pricing) and Greater China (due to market decline), partially offset by growth in Latin America and IMEA (both due to innovation). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 9% due to more than 30% growth in Latin America and double-digit growth in Europe. Global market share of the Grooming segment increased 0.5 points.
Net earnings increased 7% to $862 million, due to net sales growth and a 20 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing spending and higher foreign exchange transactional charges, partially offset by the positive scale effects of the net sales increase.
Health Care
Three months ended December 31, 2023, compared with three months ended December 31, 2022
Health Care net sales increased 4% to $3.2 billion driven by higher pricing of 5%, favorable product mix of 1% and favorable foreign exchange of 2%, partially offset by a 3% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2%. Global market share of the Health Care segment increased 0.7 points.
•Oral Care net sales increased mid-single digits driven by the positive impacts of higher pricing (driven by Europe, North America and Latin America), favorable product mix (due to growth of premium paste, which have higher than category-average selling prices) and favorable foreign exchange, partially offset by a decline in unit volume. The decrease in unit volume was driven primarily by declines in IMEA and Latin America (both due to share losses). Organic sales increased mid-single digits driven by a double-digit increase in Europe and a mid-single-digit increase in North America. Global market share of the Oral Care category increased 0.3 points.
•Personal Health Care net sales increased low single digits as the positive impacts of higher pricing (driven by North America, Europe and Latin America) and favorable foreign exchange were partially offset by a unit volume decrease and unfavorable mix (due to the decline of respiratory products, which have higher than category-average selling prices). The volume decrease was driven primarily by declines in Europe and Latin America (both due to market decline of respiratory products). Organic sales decreased low single digits driven by a double-digit decline in Europe, a mid-single-digit decline in Latin America, partially offset by low single-digit growth in North America. Global market share of the Personal Health Care category increased 0.6 points.
Net earnings increased 5% to $719 million due to the net sales growth and a 20 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable gross margin product mix (due to a decline in respiratory products, which have higher than segment-average gross margins). SG&A as a percentage of net sales increased due to increased marketing and overhead spending, partially offset by the positive scale impacts of the net sales increase.
Six months ended December 31, 2023, compared with six months ended December 31, 2022
Health Care net sales increased 8% to $6.2 billion driven by higher pricing of 5%, favorable product mix of 2% and favorable foreign exchange of 2%, partially offset by a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures

24 The Procter & Gamble Company
and foreign exchange, organic sales increased 6%. Global market share of the Health Care segment increased 0.8 points.
•Oral Care net sales increased high single digits due to the positive impacts of higher pricing (driven by Europe, North America and Latin America), favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices) and favorable foreign exchange, partially offset by a decrease in unit volume. The unit volume decrease was due to a decline in Latin America (due to share losses), IMEA and Greater China (due to market contraction) partially offset by growth in Europe (due to market growth). Organic sales also increased high single digits due to a double-digit increase in Europe and a mid-single-digit increase in North America. Global market share of the Oral Care category increased 0.3 points.
•Personal Health Care net sales increased high single digits due to the positive impacts of higher pricing (driven by North America, Europe and Latin America) and favorable foreign exchange, partially offset by unfavorable mix (due to the decline of respiratory products, that have higher than category-average selling prices). Unit volume was unchanged as growth in North America (due to innovation) was offset by declines in Asia Pacific and Latin America (both due to market contraction). Organic sales increased mid-single digits due to high single-digit growth in North America and mid-single-digit growth in Europe. Global market share of the Personal Health Care category increased 0.8 points.
Net earnings increased 8% to $1.4 billion due to the increase in net sales. Net earnings margin was unchanged as an increase in gross margin was offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable gross margin product mix (due to a decline in respiratory and whitening products, both of which have higher than segment-average gross margins). SG&A as a percentage of net sales increased due to increased marketing and overhead spending, partially offset by the positive scale impacts of the net sales increase.
Fabric & Home Care
Three months ended December 31, 2023, compared with three months ended December 31, 2022
Fabric & Home Care net sales increased 5% to $7.4 billion driven by higher pricing of 4% and favorable product mix of 1%. Unit volume remained unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 6%. Global market share of the Fabric & Home Care segment increased 0.3 points.
•Fabric Care net sales increased mid-single digits due to the positive impacts of higher pricing (driven by Europe, Asia Pacific and Latin America) and favorable premium product mix. Volume was unchanged as growth in North America was fully offset by declines in Greater China (due to market contraction and portfolio rationalization), Asia Pacific (due to share losses) and IMEA (due to increased pricing). Organic sales increased mid-single digits driven by a high single-digit increase in Europe and a mid-single-digit increase in North America. Global market share of the Fabric Care category decreased 0.2 points.
•Home Care net sales increased high single digits. Positive impacts of higher pricing (driven primarily by Europe and Latin America), a unit volume increase and favorable premium product mix were partially offset by unfavorable foreign exchange. The increase in unit volume was due primarily to growth in North America (due to innovation), partially offset by decline in Asia Pacific (due to increased pricing). Organic sales increased high single digits driven by low-teens growth in Europe and high single-digit growth in North America. Global market share of the Home Care category increased 1.2 points.
Net earnings increased 35% to $1.6 billion due to the increase in net sales and a 460 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by increased productivity savings, higher pricing and lower commodity costs. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.
Six months ended December 31, 2023, compared with six months ended December 31, 2022
Fabric & Home Care net sales increased 7% to $15.1 billion driven by higher pricing of 6% and favorable product mix of 1%, partially offset by unfavorable foreign exchange of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 8%. Global market share of the Fabric & Home Care segment increased 0.3 points.
•Fabric Care net sales increased mid-single digits driven by the positive impacts of higher pricing (driven by Europe, Latin America, IMEA and Asia Pacific) and favorable premium product mix. Unit volume was unchanged as growth in North America (due to market growth) was offset by declines in Greater China (due to market contraction and portfolio rationalization) and Asia Pacific (due to increased pricing). Organic sales also increased mid-single digits driven by a low-teens increase in Europe and a mid-single-digit increase in North America. Global market share of the Fabric Care category decreased 0.2 points.
•Home Care net sales increased double digits. Positive impacts of higher pricing (driven primarily by Europe, North America and Latin America), favorable premium product mix and a unit volume increase were partially offset by

The Procter & Gamble Company 25
unfavorable foreign exchange. The increase in volume was due to growth in North America (due to innovation), partially offset by declines in Europe and Latin America (both due to increased pricing). Organic sales increased double digits driven by mid-teens growth in Europe and double-digit growth in North America. Global market share of the Home Care category increased 1.2 points.
Net earnings increased 34% to $3.1 billion due to the increase in net sales and a 430 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing, increased productivity savings and lower commodity costs. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.
Baby, Feminine & Family Care
Three months ended December 31, 2023, compared with three months ended December 31, 2022
Baby, Feminine & Family Care net sales increased 2% to $5.1 billion driven by higher pricing of 4% and favorable product mix of 1%, partially offset by a 2% decrease in unit volume and unfavorable foreign exchange of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points.
•Baby Care net sales decreased low single digits. Positive impacts of higher pricing (driven by Latin America, Europe, IMEA and North America) and favorable product mix (due to growth of premium diapers, which have higher than category-average selling prices) were partially offset by a decrease in unit volume and unfavorable foreign exchange. Volumes decreased in all regions led by Europe, IMEA and North America, all due to increased pricing. Organic sales were unchanged as mid-teens growth in Latin America was offset by mid-single-digit declines in IMEA and Europe. Global market share of the Baby Care category decreased 0.1 points.
•Feminine Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe, Latin America and IMEA) and favorable mix (due to growth of premium products) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was primarily driven by declines in Europe, IMEA (both due to increased pricing) and Greater China (due to market decline). Organic sales increased mid-single digits driven by a mid-single-digit increase in Europe and a low single-digit increase in North America. Global market share of the Feminine Care category increased 0.1 points.
•Net sales in Family Care, which is predominantly a North America business, increased mid-single digits driven by an increase in unit volume and higher pricing, partially offset by unfavorable product mix (due to growth of larger pack sizes, with lower than category-average selling prices). Organic sales also increased mid-single digits. North America market share of the Family Care category decreased 0.4 points.
Net earnings increased 30% to $1.1 billion due to the increase in net sales and a 460 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to lower commodity costs, increased productivity savings and increased pricing, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending, partially offset by the positive scale impacts of the net sales increase.
Six months ended December 31, 2023, compared with six months ended December 31, 2022
Baby, Feminine & Family Care net sales increased 3% to $10.3 billion driven by higher pricing of 6% and favorable product mix of 1%, partially offset by a 2% decrease in unit volume and unfavorable foreign exchange of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 5%. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points.
•Baby Care net sales increased low single digits. Positive impacts of higher pricing (driven by Europe, Latin America, North America and IMEA) and favorable product mix (due to growth of premium diapers, which have higher than category-average selling prices) were partially offset by a decrease in unit volume and unfavorable foreign exchange. Volumes decreased in all regions led by Europe and North America, all due to increased pricing. Organic sales increased low single digits driven by more than 20% growth in Latin America, mid-single-digit growth in IMEA and low single-digit growth in North America. Global market share of the Baby Care category decreased 0.2 points.
•Feminine Care net sales increased mid-single digits. Positive impacts of higher pricing (driven primarily by Europe, IMEA and Latin America) and favorable mix (due to growth of premium products) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was driven primarily by declines in Europe and IMEA (both due to increased pricing) and Greater China (due to market decline), partially offset by growth in North America (due to increased demand for premium products and distribution gains). Organic sales increased mid-single digits driven by a double-digit increase in IMEA, high single-digit increase in Europe and mid-single-digit increase in North America. Global market share of the Feminine Care category increased 0.4 points.

26 The Procter & Gamble Company
•Net sales in Family Care, which is predominantly a North America business, increased mid-single digits driven by higher pricing and unit volume increase, partially offset by unfavorable product mix (due to growth of larger pack sizes, with lower than category-average selling prices). Organic sales also increased mid-single digits. North America market share of the Family Care category decreased 0.3 points.
Net earnings increased 32% to $2.2 billion due to the increase in net sales and a 460 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to lower commodity costs, increased pricing and increased productivity savings, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending and higher foreign exchange transactional charges, partially offset by the positive scale impacts of the net sales increase.
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
For the three months ended December 31, 2023, Corporate net sales decreased $49 million to $126 million due to a decrease in net sales of incidental businesses managed at the corporate level. Corporate net earnings decreased to a loss of $1.2 billion for the quarter due to the impairment of the Gillette intangible asset, increased interest expense and higher restructuring charges.
For the six months ended December 31, 2023, Corporate net sales decreased $158 million to $270 million due to a decrease in net sales of incidental businesses managed at the corporate level. Corporate net earnings decreased to a loss of $1.4 billion due to the impairment charge of the Gillette intangible asset, increased interest expense and higher restructuring charges.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $10.0 billion fiscal year to date, an increase of $2.4 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, intangible asset impairment, and share-based compensation expense), generated $10.9 billion of operating cash flow. Working capital and other impacts used $927 million of cash in the period primarily driven by an increase in accounts receivable from sales growth, a reduction in salary related liabilities due to the excess of payment over accruals, and a reduction in postretirement benefit accruals resulting from the net periodic benefit credit and payments. This is partially offset by the impact of our supplier finance program (see Note 10, Supplier Finance Programs). Days sales outstanding and Days inventory on hand increased by three days.
Investing Activities
Investing activities used $2.2 billion of cash fiscal year to date primarily driven by capital expenditures and the settlement of net investment hedges.
Financing Activities
Financing activities used $8.1 billion of net cash fiscal year to date, mainly due to dividends to shareholders, treasury stock purchases, and a net debt decrease, partially offset by the impact of stock options and other.
As of December 31, 2023, our current liabilities exceeded current assets by $12.8 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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

The Procter & Gamble Company 27
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
The following table provides a numerical reconciliation of organic sales growth to reported net sales growth:

Three Months Ended December 31, 2023	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	1%	1%	(1)%	1%
Grooming	6%	3%	—%	9%
Health Care	4%	(2)%	—%	2%
Fabric & Home Care	5%	—%	1%	6%
Baby, Feminine & Family Care	2%	1%	—%	3%
Total Company	3%	1%	—%	4%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Six Months Ended December 31, 2023	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	2%	2%	(1)%	3%
Grooming	6%	3%	—%	9%
Health Care	8%	(2)%	—%	6%
Fabric & Home Care	7%	1%	—%	8%
Baby, Feminine & Family Care	3%	1%	1%	5%
Total Company	5%	1%	(1)%	5%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Six Months Ended December 31, 2023
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$10,004	$(1,742)	$422	$8,684
Adjusted free cash flow productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the Gillette intangible asset impairment charge. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is also used in assessing the achievement of management goals for at-risk compensation.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Six Months Ended December 31, 2023
Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
$8,684	$8,049	$1,026	$9,075	96%
(1)Adjustments to Net Earnings relate to the Gillette intangible asset impairment charge announced in December 2023.
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

28 The Procter & Gamble Company
•Incremental restructuring: The Company has historically had an ongoing level of restructuring activities of approximately $250 - $500 million before tax. On December 5, 2023, the Company announced a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria. The adjustment to Core earnings includes the restructuring charges that exceed the normal, recurring level of restructuring charges.
•Intangible asset impairment: As discussed in Note 4 to the Consolidated Financial Statements, the Company recognized in the three months ended December 31, 2023, a non-cash, after-tax impairment charge of $1.0 billion ($1.3 billion before tax) to adjust the carrying value of the Gillette intangible asset acquired as part of the Company's 2005 acquisition of The Gillette Company.
We do not view the above items to be part of our sustainable results, and their exclusion from core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$10,144	$(12)	$—	$10,132	$10,897
Selling, general and administrative expense	5,522	(8)	—	5,515	5,091
Operating income	4,433	19	1,341	5,793	4,785
Income taxes	1,003	(20)	315	1,299	876
Net earnings attributable to P&G	3,468	39	1,026	4,533	3,933
				Core EPS
Diluted net earnings per common share (2)	$1.40	$0.02	$0.42	$1.84	$1.59
(1)For the three months ended December 31, 2022, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	(12)%
Core net earnings attributable to P&G	15%
Diluted net earnings per common share	(12)%
Core EPS	16%

The Procter & Gamble Company 29

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Six Months Ended December 31, 2023				Six Months Ended December 31, 2022
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$20,645	$(12)	$—	$20,633	$21,743
Selling, general and administrative expense	11,127	(8)	—	11,119	9,918
Operating income	10,200	19	1,341	11,560	9,724
Income taxes	2,250	(20)	315	2,545	1,910
Net earnings attributable to P&G	7,988	39	1,026	9,054	7,872
				Core EPS
Diluted net earnings per common share (2)	$3.23	$0.02	$0.42	$3.66	$3.16
(1)For the six months ended December 31, 2022, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	1%
Core net earnings attributable to P&G	15%
Diluted net earnings per common share	2%
Core EPS	16%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On November 22, 2023, Procter & Gamble UK (“P&G UK”), a United Kingdom based wholly owned subsidiary of the Company, received notification from the U.K. Environment Agency of its intent to assess an unspecified civil penalty for P&G UK’s prior inadvertent failure to secure a required permit for its London-based manufacturing site under the European Union’s and United Kingdom’s Emission Trading Systems. Among other requirements, these Emissions Trading Systems require

30 The Procter & Gamble Company
registration of the site and accounting of and payment for certain past greenhouse gas emissions. The site has been properly registered since March 2021, and P&G UK proactively notified the U.K. Environment Agency after learning of the prior issue.
There are no other relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2023.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2023 - 10/31/2023	—	—	—	(3)
11/01/2023 - 11/30/2023	3,311,725	$150.98	3,311,725	(3)
12/01/2023 - 12/31/2023	3,411,865	146.55	3,411,865	(3)
Total	6,723,590	$148.73	6,723,590
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
(3)In accordance with the repurchase program announced on July 28, 2023, the Company reaffirmed in its earnings release on January 23, 2024, that it expects to reduce outstanding shares through direct share repurchases at a value of $5 to $6 billion in fiscal year 2024, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

The Procter & Gamble Company 31

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

THE PROCTER & GAMBLE COMPANY

January 23, 2024	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)