Form 10-Q
period 2024-03-31
PROCTER & GAMBLE Co
filed 2024-04-19
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
There were 2,360,135,282 shares of Common Stock outstanding as of March 31, 2024.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions except per share amounts	2024	2023	2024	2023
NET SALES	$20,195	$20,068	$63,507	$61,453
Cost of products sold	9,855	10,404	30,500	32,147
Selling, general and administrative expense	5,880	5,416	17,006	15,334
Indefinite-lived intangible asset impairment charge	—	—	1,341	—
OPERATING INCOME	4,460	4,248	14,660	13,972
Interest expense	(233)	(222)	(705)	(516)
Interest income	104	83	366	191
Other non-operating income, net	260	179	570	473
EARNINGS BEFORE INCOME TAXES	4,592	4,288	14,891	14,120
Income taxes	812	864	3,061	2,774
NET EARNINGS	3,781	3,424	11,830	11,346
Less: Net earnings attributable to noncontrolling interests	27	27	88	77
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,754	$3,397	$11,742	$11,269

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.56	$1.41	$4.89	$4.67
Diluted	$1.52	$1.37	$4.75	$4.53
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31		Nine Months Ended March 31
Amounts in millions	2024	2023	2024	2023
NET EARNINGS	$3,781	$3,424	$11,830	$11,346
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(211)	259	(128)	(74)
Unrealized gains/(losses) on investment securities	—	1	(2)	(2)
Unrealized gains/(losses) on defined benefit postretirement plans	7	(19)	(23)	(8)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(204)	241	(153)	(84)
TOTAL COMPREHENSIVE INCOME	3,577	3,665	11,677	11,262
Less: Total comprehensive income attributable to noncontrolling interests	26	28	85	70
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,551	$3,637	$11,592	$11,192

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			March 31, 2024	June 30, 2023
Assets
CURRENT ASSETS
Cash and cash equivalents			$6,828	$8,246
Accounts receivable			6,124	5,471
INVENTORIES
Materials and supplies			1,676	1,863
Work in process			971	956
Finished goods			4,431	4,254
Total inventories			7,077	7,073
Prepaid expenses and other current assets			2,428	1,858
TOTAL CURRENT ASSETS			22,458	22,648
PROPERTY, PLANT AND EQUIPMENT, NET			22,027	21,909
GOODWILL			40,567	40,659
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			22,193	23,783
OTHER NONCURRENT ASSETS			12,353	11,830
TOTAL ASSETS			$119,598	$120,829

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$13,691	$14,598
Accrued and other liabilities			10,921	10,929
Debt due within one year			7,729	10,229
TOTAL CURRENT LIABILITIES			32,340	35,756
LONG-TERM DEBT			24,253	24,378
DEFERRED INCOME TAXES			6,284	6,478
OTHER NONCURRENT LIABILITIES			6,386	7,152
TOTAL LIABILITIES			69,264	73,764
SHAREHOLDERS’ EQUITY
Preferred stock			801	819
Common stock – shares issued –	March 2024	4,009.2
	June 2023	4,009.2	4,009	4,009
Additional paid-in capital			67,395	66,556
Reserve for ESOP debt retirement			(737)	(821)
Accumulated other comprehensive loss			(12,370)	(12,220)
Treasury stock			(132,172)	(129,736)
Retained earnings			123,132	118,170
Noncontrolling interest			275	288
TOTAL SHAREHOLDERS’ EQUITY			50,333	47,065
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$119,598	$120,829

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended March 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2023	2,353,021	$4,009	$809	$66,935	($782)	($12,167)	($131,887)	$121,617	$294	$48,829
Net earnings								3,754	27	3,781
Other comprehensive income/(loss)						(203)			(1)	(204)
Dividends and dividend equivalents ($0.9407 per share):
Common								(2,221)		(2,221)
Preferred								(69)		(69)
Treasury stock purchases	(6,046)						(977)			(977)
Employee stock plans	12,201			459			685			1,144
Preferred stock conversions	959		(8)	1			7			—
ESOP debt impacts					45			51		97
Noncontrolling interest, net				—					(46)	(46)
BALANCE MARCH 31, 2024	2,360,135	$4,009	$801	$67,395	($737)	($12,370)	($132,172)	$123,132	$275	$50,333

	Nine Months Ended March 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								11,742	88	11,830
Other comprehensive income/(loss)						(150)			(3)	(153)
Dividends and dividend equivalents ($2.8221 per share):
Common								(6,671)		(6,671)
Preferred								(209)		(209)
Treasury stock purchases	(22,768)						(3,493)			(3,493)
Employee stock plans	18,552			836			1,041			1,878
Preferred stock conversions	2,232		(18)	3			15			—
ESOP debt impacts					85			99		184
Noncontrolling interest, net				—					(98)	(98)
BALANCE MARCH 31, 2024	2,360,135	$4,009	$801	$67,395	($737)	($12,370)	($132,172)	$123,132	$275	$50,333
See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company

	Three Months Ended March 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE DECEMBER 31, 2022	2,359,144	$4,009	$831	$66,145	($870)	($12,506)	($129,012)	$115,858	$270	$44,725
Net earnings								3,397	27	3,424
Other comprehensive income/(loss)						240			1	241
Dividends and dividend equivalents ($0.9133 per share):
Common								(2,160)		(2,160)
Preferred								(69)		(69)
Treasury stock purchases	(9,406)						(1,351)			(1,351)
Employee stock plans	6,290			170			353			523
Preferred stock conversions	941		(9)	1			8			—
ESOP debt impacts					49			56		105
Noncontrolling interest, net				—					(17)	(17)
BALANCE MARCH 31, 2023	2,356,969	$4,009	$822	$66,316	($821)	($12,266)	($130,002)	$117,082	$281	$45,421

	Nine Months Ended March 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								11,269	77	11,346
Other comprehensive income/(loss)						(77)			(7)	(84)
Dividends and dividend equivalents ($2.7399 per share):
Common								(6,517)		(6,517)
Preferred								(210)		(210)
Treasury stock purchases	(52,021)						(7,353)			(7,353)
Employee stock plans	12,742			518			715			1,233
Preferred stock conversions	2,371		(21)	3			18			—
ESOP debt impacts					95			111		206
Noncontrolling interest, net				—					(54)	(54)
BALANCE MARCH 31, 2023	2,356,969	$4,009	$822	$66,316	($821)	($12,266)	($130,002)	$117,082	$281	$45,421
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31
Amounts in millions	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$8,246	$7,214
OPERATING ACTIVITIES
Net earnings	11,830	11,346
Depreciation and amortization	2,135	2,008
Share-based compensation expense	433	406
Deferred income taxes	(206)	(360)
Gain on sale of assets	(51)	(4)
Indefinite-lived intangible asset impairment charge	1,341	—
Changes in:
Accounts receivable	(692)	(301)
Inventories	(47)	(503)
Accounts payable and accrued and other liabilities	56	(609)
Other operating assets and liabilities	(1,196)	(839)
Other	490	363
TOTAL OPERATING ACTIVITIES	14,092	11,507
INVESTING ACTIVITIES
Capital expenditures	(2,539)	(2,328)
Proceeds from asset sales	77	9
Acquisitions, net of cash acquired	(21)	(714)
Other investing activity	(503)	331
TOTAL INVESTING ACTIVITIES	(2,986)	(2,702)
FINANCING ACTIVITIES
Dividends to shareholders	(6,863)	(6,710)
Additions to short-term debt with original maturities of more than three months	2,961	13,778
Reductions in short-term debt with original maturities of more than three months	(7,523)	(9,134)
Net additions/(reductions) to other short-term debt	2,331	(387)
Additions to long-term debt	1,598	2,569
Reductions in long-term debt	(2,335)	(1,877)
Treasury stock purchases	(3,490)	(7,353)
Impact of stock options and other	965	861
TOTAL FINANCING ACTIVITIES	(12,356)	(8,253)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(168)	(170)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,418)	382
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$6,828	$7,596
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

The Procter & Gamble Company 7
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
Fabric Care	23%	23%	23%	23%
Home Care	13%	12%	12%	12%
Baby Care	9%	10%	9%	10%
Family Care	9%	9%	9%	8%
Hair Care	9%	9%	9%	9%
Skin and Personal Care	9%	9%	9%	10%
Grooming	8%	8%	8%	8%
Oral Care	8%	8%	8%	8%
Personal Health Care	6%	6%	7%	6%
Feminine Care	6%	6%	6%	6%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
The following is a summary of reportable segment results:

		Three Months Ended March 31			Nine Months Ended March 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2024	$3,550	$753	$587	$11,496	$3,114	$2,426
	2023	3,494	763	608	11,262	3,179	2,530
Grooming	2024	1,539	379	303	4,997	1,450	1,165
	2023	1,495	382	308	4,763	1,381	1,116
Health Care	2024	2,873	687	525	9,119	2,508	1,933
	2023	2,828	667	523	8,636	2,354	1,826
Fabric & Home Care	2024	7,169	1,692	1,301	22,230	5,741	4,446
	2023	7,016	1,538	1,174	21,130	4,619	3,517
Baby, Feminine & Family Care	2024	4,936	1,299	997	15,268	4,144	3,174
	2023	5,062	1,206	925	15,061	3,373	2,578
Corporate	2024	128	(218)	68	398	(2,066)	(1,314)
	2023	173	(268)	(114)	601	(786)	(221)
Total Company	2024	$20,195	$4,592	$3,781	$63,507	$14,891	$11,830
	2023	20,068	4,288	3,424	61,453	14,120	11,346
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2023	$13,888	$12,703	$7,718	$1,821	$4,529	$40,659
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	(32)	(19)	(24)	(6)	(11)	(92)
Goodwill at March 31, 2024	$13,856	$12,685	$7,695	$1,815	$4,518	$40,567
Goodwill decreased from June 30, 2023, due to currency translation.

Amounts in millions of dollars except per share amounts or as otherwise specified.

8 The Procter & Gamble Company
Identifiable intangible assets at March 31, 2024, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,046	$(6,499)
Intangible assets with indefinite lives	19,645	—
Total identifiable intangible assets	$28,691	$(6,499)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended March 31, 2024 and 2023, was $83 and $82, respectively. For the nine months ended March 31, 2024 and 2023, amortization expense was $255 and $241, respectively.
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
During the three months ended December 31, 2023, we determined that the fair value of the Gillette indefinite-lived intangible asset was less than its carrying amount. As a result, we recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) to reduce the carrying amount to be equivalent to the estimated fair value as of December 31, 2023. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset is $12.8 billion. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria.
While we have concluded that no triggering event has occurred during the quarter ended March 31, 2024, the Gillette indefinite-lived intangible asset is susceptible to further impairment risk. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, market contraction from an economic recession and the Russia-Ukraine War, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a further impairment charge. Further reduction of the Gillette business activities in Russia could reduce the estimated fair value. The Russia business accounted for approximately 4% of Gillette net sales in the fiscal year ended June 30, 2023.
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
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
Net earnings	$3,781	$3,424	$11,830	$11,346
Less: Net earnings attributable to noncontrolling interests	27	27	88	77
Net earnings attributable to P&G (Diluted)	3,754	3,397	11,742	11,269
Less: Preferred dividends	69	69	209	210
Net earnings attributable to P&G available to common shareholders (Basic)	$3,685	$3,328	$11,533	$11,059

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,360.5	2,359.1	2,359.5	2,370.2
Add: Effect of dilutive securities
Convertible preferred shares (1)	73.3	76.0	73.9	76.7
Stock options and other unvested equity awards (2)	38.1	38.1	38.4	39.1
Diluted weighted average common shares outstanding	2,472.0	2,473.2	2,471.8	2,486.0

NET EARNINGS PER COMMON SHARE
Basic	$1.56	$1.41	$4.89	$4.67
Diluted	$1.52	$1.37	$4.75	$4.53
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
(2)Excludes approximately 6 million and 21 million for the three months ended March 31, 2024 and 2023, respectively, and 6 million and 20 million for the nine months ended March 31, 2024 and 2023, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
Share-based compensation expense	$158	$156	$433	$406
Net periodic benefit cost for pension benefits	52	45	160	132
Net periodic benefit credit for other retiree benefits	(156)	(131)	(467)	(395)
Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the nine months ended March 31, 2024.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the nine months ended March 31, 2024 and 2023.
Cash equivalents were $5.4 billion and $6.8 billion as of March 31, 2024 and June 30, 2023, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $26.4 billion and $26.9 billion as of March 31, 2024 and June 30, 2023, respectively. This includes the current portion of long-term debt instruments ($3.4 billion and $3.9 billion as of March 31, 2024 and June 30, 2023, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of March 31, 2024 and June 30, 2023, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,030	$4,044	$—	$—	$(323)	$(445)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$10,926	$11,005	$79	$26	$(108)	$(631)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$13,956	$15,049	$79	$26	$(432)	$(1,076)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$3,956	$3,489	$12	$7	$(23)	$(42)

TOTAL DERIVATIVES AT FAIR VALUE	$17,912	$18,538	$91	$33	$(455)	$(1,118)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $2.7 billion and $3.6 billion as of March 31, 2024 and June 30, 2023, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $10.5 billion and $11.8 billion as of March 31, 2024 and June 30, 2023, respectively.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $363 and $1,088 as of March 31, 2024 and June 30, 2023, respectively. The Company has not been required to post collateral as a result of these contractual features.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11
Before tax gains on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign exchange contracts	$269	$(266)	$67	$(571)
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $53 and $64 for the three months ended March 31, 2024 and 2023, respectively. The amount of gain excluded from effectiveness testing was $182 and $179 for the nine months ended March 31, 2024 and 2023, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $262 and $(242) for the three months ended March 31, 2024 and 2023, respectively. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $102 and $(406) for the nine months ended March 31, 2024 and 2023, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$(7)	$39	$122	$(141)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(84)	$38	$(27)	$(13)
The gains/(losses) on the derivatives in fair value hedging relationships are fully offset by the mark-to-market impact of the related exposure. These are both recognized in Interest expense. The gains/(losses) on derivatives not designated as hedging instruments are substantially offset by the currency mark-to-market of the related exposure. These are both recognized in Selling, general and administrative expense (SG&A).
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2023	$13	$67	$(12,300)	$(12,220)
OCI before reclassifications (1)	(2)	(3)	(128)	(133)
Amounts reclassified to the Consolidated Statement of Earnings (2)		(19)		(19)
Net current period OCI	(2)	(23)	(128)	(153)
Less: OCI attributable to noncontrolling interests		—	(3)	(3)
Balance at March 31, 2024	$11	$44	$(12,425)	$(12,370)
(1)Net of tax (benefit)/expense of $0, $(3) and $40 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively. Income tax effects within foreign currency translation include impacts from items such as net investment hedge transactions.
(2)Net of tax (benefit)/expense of $0, $(3) and $0 for gains/losses on investment securities, postretirement benefit plans and foreign currency translation, respectively.
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
Income Tax Uncertainties
The Company is present in approximately 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30–40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and closing of statutes of limitations. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we anticipate that over the next 12-month period, audit activity could be completed related to uncertain tax positions in multiple jurisdictions for which we have accrued existing liabilities of approximately $90, including interest and penalties.
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.2 billion as of March 31, 2024, $5.7 billion as of June 30, 2023, and $5.8 billion as of June 30, 2022.
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
For the three months ended March 31, 2024, the Company incurred charges of $70 including $44 in Costs of products sold, $25 in SG&A and $1 in Other non-operating income. For the nine months ended March 31, 2024, the Company incurred charges of $252 including $154 in Costs of products sold, $93 in SG&A and $5 in Other non-operating income.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 13
The following table presents restructuring activity for the nine months ended March 31, 2024:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2023	$155	$—	$19	$174
Costs incurred for the six months ended December 31, 2023	109	42	30	181
Costs incurred for the three months ended March 31, 2024	37	11	22	70
Costs incurred for the nine months ended March 31, 2024	146	52	53	252

Costs paid/settled for the nine months ended March 31, 2024	(190)	(52)	(52)	(294)
RESERVE MARCH 31, 2024	$112	$—	$19	$131
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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Nine Months Ended March 31, 2024
•Economic Conditions and Uncertainties
•Results of Operations – Three and Nine Months Ended March 31, 2024
•Segment Results – Three and Nine Months Ended March 31, 2024
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and nine months ended March 31, 2024:

	Three Months Ended March 31, 2024		Nine Months Ended March 31, 2024
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	16%	18%	18%
Grooming	8%	8%	8%	9%
Health Care	14%	14%	15%	15%
Fabric & Home Care	36%	35%	35%	34%
Baby, Feminine & Family Care	24%	27%	24%	24%
Total Company	100%	100%	100%	100%
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
SUMMARY OF RESULTS – Nine Months Ended March 31, 2024
The following are highlights of results for the nine months ended March 31, 2024, versus the nine months ended March 31, 2023:
•Net sales increased 3% to $63.5 billion versus the prior year period. Net sales increased mid-single digits in Health Care, Fabric & Home Care and Grooming and low single digits in Beauty and Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 4%. Organic sales increased high single digits in Grooming, mid-single digits in Fabric & Home Care and Health Care and low single digits in Baby, Feminine & Family Care and Beauty.
•Net earnings were $11.8 billion, an increase of $484 million, or 4%, versus the prior year period due to the increase in net sales, partially offset by the non-cash impairment charge of $1.0 billion after taxes related to the Gillette intangible asset.
•Net earnings attributable to Procter & Gamble were $11.7 billion, an increase of $473 million, or 4%, versus the prior year period.
•Diluted EPS increased 5% to $4.75 due to the increase in net earnings. Core EPS, which excludes the charge for the Gillette intangible asset impairment and incremental restructuring, increased 15% to $5.19.
•Operating cash flow was $14.1 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act, was $12.0 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding the Gillette intangible asset impairment charge, was 93%.
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
Russia-Ukraine War. The war between Russia and Ukraine has negatively impacted our operations. Our Ukraine business includes two manufacturing sites and accounted for less than 1% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Ukraine business accounted for less than 1% of consolidated net assets as of March 31, 2024. Our Russia business includes two manufacturing sites. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia. The Russia business accounted for approximately 2% of consolidated net sales and consolidated net earnings in the fiscal year ended June 30, 2023. Net assets of our Russia business accounted for less than 2% of consolidated net assets as of March 31, 2024.
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

18 The Procter & Gamble Company
RESULTS OF OPERATIONS – Three Months Ended March 31, 2024
The following discussion provides a review of results for the three months ended March 31, 2024, versus the three months ended March 31, 2023.

	Three Months Ended March 31
Amounts in millions, except per share amounts	2024	2023	% Chg
Net sales	$20,195	$20,068	1%
Operating income	4,460	4,248	5%
Earnings before income taxes	4,592	4,288	7%
Net earnings	3,781	3,424	10%
Net earnings attributable to Procter & Gamble	3,754	3,397	11%
Diluted net earnings per common share	1.52	1.37	11%
Core net earnings per common share	1.52	1.37	11%

	Three Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2024	2023	Basis Pt Chg
Gross margin	51.2%	48.2%	300
Selling, general & administrative expense	29.1%	27.0%	210
Operating income	22.1%	21.2%	90
Earnings before income taxes	22.7%	21.4%	130
Net earnings	18.7%	17.1%	160
Net earnings attributable to Procter & Gamble	18.6%	16.9%	170
Net Sales
Net sales for the quarter increased 1% to $20.2 billion. The increase in net sales was due to increased pricing of 3%, partially offset by unfavorable foreign exchange of 2%. Unit volume and mix had a neutral impact on net sales growth. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2024 vs. 2023 (Three Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	1%	(3)%	4%	(1)%	1%	2%
Grooming	2%	2%	(7)%	10%	(1)%	(1)%	3%
Health Care	(4)%	(4)%	(1)%	4%	3%	—%	2%
Fabric & Home Care	1%	1%	(1)%	2%	—%	—%	2%
Baby, Feminine & Family Care	(3)%	(3)%	(2)%	2%	1%	—%	(2)%
Total Company	—%	—%	(2)%	3%	—%	—%	1%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 300 basis points to 51.2% of net sales for the quarter. The increase in gross margin was due to:
•260 basis points of manufacturing productivity savings,
•130 basis points of lower commodity costs and
•a 130 basis-point increase due to higher pricing.
These impacts were partially offset by:
•a 100 basis-point decline from unfavorable product mix including the decline of the super-premium SK-II brand,
•a 90 basis-point decline from unfavorable foreign exchange impacts and
•30 basis points of product and packaging investments.

The Procter & Gamble Company 19
Total SG&A spending increased 9% to $5.9 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 210 basis points to 29.1% due to the increase in marketing and overhead spending as a percentage of net sales. Marketing spending as a percentage of net sales increased 180 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings. Overhead costs as a percentage of net sales increased 50 basis points as wage inflation, foreign exchange and other cost increases were offset by the positive scale impacts of the net sales increase and productivity savings. Other operating expenses as a percentage of net sales decreased 20 basis points. Productivity-driven cost savings delivered 60 basis points of benefit to SG&A as a percentage of net sales.
Non-Operating Expenses and Income
Interest expense was $233 million for the quarter, an increase of $11 million versus the prior year period due primarily to higher interest rates. Interest income was $104 million for the quarter, an increase of $21 million versus the prior year period due primarily to higher interest rates. Other non-operating income was $260 million, which is an increase of $81 million versus the prior year period due to gains from the sale of minor brands.
Income Taxes
The effective income tax rate for the three months ended March 31, 2024, was 17.7%, compared to 20.1% for the three months ended March 31, 2023. The decrease in the effective tax rate was primarily driven by a 160 basis-point decrease from higher excess tax benefits of share-based compensation and decreases from discrete impacts related to uncertain tax positions.
Net Earnings
Operating income increased $212 million, or 5%, to $4.5 billion for the quarter, due to the increase in net sales and the increase in operating margin, the components of which are discussed above.
Net earnings increased $357 million, or 10%, to $3.8 billion due to the increase in operating income, increase in non-operating income and a decrease in the effective tax rate. Foreign exchange had a negative impact of approximately $220 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $357 million, or 11%, to $3.8 billion for the quarter. Diluted EPS increased 11% to $1.52 versus the prior year period due to the increase in net earnings.
RESULTS OF OPERATIONS – Nine Months Ended March 31, 2024
The following discussion provides a review of results for the nine months ended March 31, 2024, versus the nine months ended March 31, 2023.

	Nine Months Ended March 31
Amounts in millions, except per share amounts	2024	2023	% Chg
Net sales	$63,507	$61,453	3%
Operating income	14,660	13,972	5%
Earnings before income taxes	14,891	14,120	5%
Net earnings	11,830	11,346	4%
Net earnings attributable to Procter & Gamble	11,742	11,269	4%
Diluted net earnings per common share	4.75	4.53	5%
Core net earnings per common share	5.19	4.53	15%

	Nine Months Ended March 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2024	2023	Basis Pt Chg
Gross margin	52.0%	47.7%	430
Selling, general & administrative expense	26.8%	25.0%	180
Operating income	23.1%	22.7%	40
Earnings before income taxes	23.4%	23.0%	40
Net earnings	18.6%	18.5%	10
Net earnings attributable to Procter & Gamble	18.5%	18.3%	20
Net Sales
Net sales for the period increased 3% to $63.5 billion. The increase in net sales was due to higher pricing of 5%, partially offset by unfavorable foreign exchange of 1%. Unit volume and mix were unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4%.

20 The Procter & Gamble Company
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2024 vs. 2023 (Nine Months Ended March 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	1%	—%	(2)%	5%	(2)%	—%	2%
Grooming	—%	—%	(4)%	8%	1%	—%	5%
Health Care	(2)%	(2)%	1%	5%	2%	—%	6%
Fabric & Home Care	—%	1%	(1)%	4%	1%	1%	5%
Baby, Feminine & Family Care	(3)%	(3)%	(2)%	5%	1%	—%	1%
Total Company	—%	—%	(1)%	5%	—%	(1)%	3%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 430 basis points to 52.0% of net sales for the period. The increase in gross margin was due to:
•a 220 basis-point increase due to higher pricing,
•220 basis points of manufacturing productivity savings and
•180 basis points of lower commodity costs.
These impacts were partially offset by:
•a 70 basis-point decline from unfavorable foreign exchange impacts,
•a 60 basis-point decline from unfavorable product mix including the decline of the super-premium SK-II brand,
•30 basis points of product and packaging investments and
•30 basis points of one-time manufacturing related costs including capacity startup costs.
Total SG&A spending increased 11% to $17.0 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 180 basis points to 26.8% due to the increase in marketing spending and overhead spending as a percentage of sales. Marketing spending as a percentage of net sales increased 150 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings. Overhead costs as a percentage of net sales increased 20 basis points due to wage inflation and other cost increases, partially offset by the positive scale impacts of the net sales increase and productivity savings. Other operating expenses as a percentage of net sales increased 10 basis points. Productivity-driven cost savings delivered 80 basis points of benefit to SG&A as a percentage of net sales.
In the period ended December 31, 2023, the Company recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset. The impairment charge arose from a reduction in the estimated fair value of the Gillette indefinite-lived intangible asset due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of the limited market portfolio restructuring program. For further discussion of the Gillette impairment charge, refer to Note 4 to the Consolidated Financial Statements.
Non-Operating Expenses and Income
Interest expense was $705 million for the period, an increase of $189 million versus the prior year period due primarily to higher interest rates. Interest income was $366 million for the period, an increase of $175 million versus the prior year period due primarily to higher interest rates. Other non-operating income was $570 million, which is an increase of $97 million versus the prior year period, due primarily to gains from the sale of minor brands and an increase in net non-operating benefits on postretirement plans.
Income Taxes
The effective income tax rate for the nine months ended March 31, 2024, was 20.6%, compared to 19.6% for the nine months ended March 31, 2023. The increase in the effective tax rate was primarily due to the net impacts of the prior year recognition of operating loss carryforwards, partially offset by decreases due to higher excess tax benefits of share-based compensation.
Net Earnings
Operating income increased $688 million, or 5%, to $14.7 billion for the period, due to the increase in net sales and the increase in gross margin, the components of which are described above. These benefits were partially offset by non-cash before tax impairment charges of $1.3 billion related to the Gillette intangible asset and an increase in SG&A spending as a percentage of net sales.

The Procter & Gamble Company 21
Net earnings increased $484 million, or 4%, to $11.8 billion, as the increase in operating income was partially offset by an increase in the effective tax rate. Foreign exchange had a negative impact of approximately $468 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $473 million, or 4%, to $11.7 billion for the period. Diluted EPS increased 5% to $4.75 versus the prior year period due to the increase in net earnings and a reduction in the weighted average number of shares outstanding. Core EPS, which represents diluted EPS excluding charges for incremental restructuring and the impairment of the Gillette intangible asset, increased 15% to $5.19.
SEGMENT RESULTS – Three and Nine Months Ended March 31, 2024
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and nine months ended March 31, 2024, is provided based on a comparison to the three and nine months ended March 31, 2023. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and nine months ended March 31, 2024, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended March 31, 2024
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,550	2%	$753	(1)%	$587	(3)%
Grooming	1,539	3%	379	(1)%	303	(2)%
Health Care	2,873	2%	687	3%	525	—%
Fabric & Home Care	7,169	2%	1,692	10%	1,301	11%
Baby, Feminine & Family Care	4,936	(2)%	1,299	8%	997	8%
Corporate	128	N/A	(218)	N/A	68	N/A
Total Company	$20,195	1%	$4,592	7%	$3,781	10%

	Nine Months Ended March 31, 2024
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$11,496	2%	$3,114	(2)%	$2,426	(4)%
Grooming	4,997	5%	1,450	5%	1,165	4%
Health Care	9,119	6%	2,508	7%	1,933	6%
Fabric & Home Care	22,230	5%	5,741	24%	4,446	26%
Baby, Feminine & Family Care	15,268	1%	4,144	23%	3,174	23%
Corporate	398	N/A	(2,066)	N/A	(1,314)	N/A
Total Company	$63,507	3%	$14,891	5%	$11,830	4%

Beauty
Three months ended March 31, 2024, compared with three months ended March 31, 2023
Beauty net sales increased 2% to $3.6 billion as the positive impacts of higher pricing of 4%, unit volume increase of 1% and benefit from acquisitions of 1% were partially offset by the negative impacts of unfavorable foreign exchange of 3% and unfavorable mix of 1% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%. Global market share of the Beauty segment decreased 0.2 points.
•Hair Care net sales increased mid-single digits. Positive impacts of higher pricing (driven by Argentina, Europe and North America), a benefit from acquisitions and favorable geographic and brand mix (due to growth of the premium Native brand) were partially offset by negative impacts of unfavorable foreign exchange. Unit volume was unchanged as growth in North America (due to increased marketing support and distribution gains) and Latin America (due to market growth) was offset by a decline in IMEA (due to increased pricing and lower demand in the Middle East). Organic sales increased high single digits driven by more than 30% growth in Latin America, a double-digit increase in Europe and a high single-digit increase in North America, partially offset by a mid-single-digit decrease in Greater China. Global market share of the Hair Care category decreased 0.5 points.
•Skin and Personal Care net sales decreased low single digits. Negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, which has higher than category-average selling prices) and unfavorable foreign exchange

22 The Procter & Gamble Company
were partially offset by an increase in unit volume and higher pricing (across all regions). The volume increase was driven by growth in North America (due to innovation in Personal Care) and Latin America (due to market growth). Organic sales decreased low single digits due to a 20% decline in Greater China, partially offset by high single-digit growth in North America. Global market share of the Skin and Personal Care category increased 0.1 points.
Net earnings decreased 3% to $587 million as the increase in net sales was more than offset by a 90 basis-point decline in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin improvement was driven by increased productivity savings and pricing, partially offset by negative product mix (due to the decline of the super-premium SK-II brand) and unfavorable foreign exchange impacts. SG&A as a percentage of net sales increased due primarily to an increase in marketing and overhead spending, partially offset by the positive scale effects of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Nine months ended March 31, 2024, compared with nine months ended March 31, 2023
Beauty net sales increased 2% to $11.5 billion, as the positive impacts of higher pricing of 5% and a unit volume increase of 1% were partially offset by the negative impacts of unfavorable foreign exchange of 2% and unfavorable mix of 2% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%. Global market share of the Beauty segment increased 0.1 points.
•Hair Care net sales increased high single digits. Positive impacts of higher pricing (driven by Latin America, Europe and North America), a benefit from acquisitions and favorable brand mix (due to growth of the premium Native brand) were partially offset by negative impacts of unfavorable foreign exchange. Unit volume was unchanged as growth in North America (due to innovation) and Latin America (due to market growth) was offset by a decline in Greater China (due to market contraction and distribution footprint changes). Organic sales increased high single digits due to a more than 30% growth in Latin America, low teens increase in Europe and double-digit increase in North America, partially offset by a high single-digit decline in Greater China. Global market share of the Hair Care category decreased 0.4 points.
•Skin and Personal Care net sales decreased low single digits. Negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, which has higher than category-average selling prices) and unfavorable foreign exchange were partially offset by the positive impacts of higher pricing (across all regions) and an increase in unit volume. The increase in volume was driven by growth in North America and Europe (both due to innovation in Personal Care), partially offset by a decline in Greater China (due to the decline of the super-premium SK-II brand and market contraction). Organic sales decreased low single digits, due to a high-teens decline in Asia Pacific and a mid-teens decline in Greater China, partially offset by a double-digit increase in North America. Global market share of the Skin and Personal Care category increased 0.3 points.
Net earnings decreased 4% to $2.4 billion, as the increase in net sales was more than offset by a 140 basis-point decline in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin improvement was driven by increased pricing and productivity savings, partially offset by negative product mix (due to the decline of the super-premium SK-II brand) and unfavorable foreign exchange impacts. SG&A as a percentage of net sales increased due primarily to an increase in marketing and overhead spending and higher foreign exchange transactional charges, partially offset by the positive scale effects of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Grooming
Three months ended March 31, 2024, compared with three months ended March 31, 2023
Grooming net sales increased 3% to $1.5 billion as the benefits of higher pricing of 10% (driven primarily by Argentina and Europe) and a 2% increase in unit volume were partially offset by unfavorable foreign exchange of 7% and unfavorable product mix of 1% (due to the disproportionate growth of disposables). The volume growth was driven primarily by Latin America and IMEA (both due to innovation), partially offset by a decline in Greater China (due to market contraction). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 10% driven by a more than 50% growth in Latin America and double-digit growth in Europe, partially offset by a low single-digit decline in North America. Global market share of the Grooming segment increased 0.7 points.
Net earnings decreased 2% to $303 million as the net sales growth was more than fully offset by a 90 basis-point decrease in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable foreign exchange and unfavorable mix due to the growth of premium innovation that has lower than segment-average gross margins. SG&A as a percentage of net sales increased due primarily to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.

The Procter & Gamble Company 23
Nine months ended March 31, 2024, compared with nine months ended March 31, 2023
Grooming net sales increased 5% to $5.0 billion as the benefits of higher pricing of 8% (driven primarily by Latin America and Europe) and favorable product mix (due to growth of premium shavers) of 1% were partially offset by unfavorable foreign exchange of 4%. Unit volume was unchanged as growth in Latin America and IMEA (both due to innovation) was offset by declines in Europe (due to increased pricing) and Greater China (due to market decline and increased pricing). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 9% due to more than 30% growth in Latin America and double-digit growth in Europe, partially offset by a low single-digit decline in North America. Global market share of the Grooming segment increased 0.5 points.
Net earnings increased 4% to $1.2 billion, due to the net sales growth. Net earnings margin was unchanged as an increase in gross margin was fully offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing spending and higher foreign exchange transactional charges, partially offset by the positive scale effects of the net sales increase.
Health Care
Three months ended March 31, 2024, compared with three months ended March 31, 2023
Health Care net sales increased 2% to $2.9 billion driven by higher pricing of 4% and favorable product mix of 3%, partially offset by a 4% decrease in unit volume and unfavorable foreign exchange of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales also increased 2%. Global market share of the Health Care segment increased 0.7 points.
•Oral Care net sales increased low single digits driven by the positive impacts of favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices) partially offset by a decline in unit volume and unfavorable foreign exchange impacts. The decrease in unit volume was driven primarily by declines in Latin America (due to increased pricing and competitive activity), North America and Asia Pacific (both due to share losses). Organic sales increased mid-single digits driven by a double-digit increase in Europe and a low single-digit increase in North America, partially offset by a double-digit decrease in Asia Pacific. Global market share of the Oral Care category increased 0.3 points.
•Personal Health Care net sales were unchanged as the positive impacts of higher pricing (driven by Argentina and North America) were fully offset by a decrease in unit volume, unfavorable foreign exchange and unfavorable product mix (due to the decline of respiratory products, which have higher than category-average selling prices). The volume decrease was driven primarily by declines in IMEA (due to distribution rationalization), North America (due to market decline of respiratory products) and Latin America (due to market contraction). Organic sales increased low single digits driven by mid-single-digit growth in Latin America and low single-digit growth in North America, partially offset by a high single-digit decline in IMEA. Global market share of the Personal Health Care category increased 0.8 points.
Net earnings were unchanged at $525 million as the net sales growth was fully offset by a 20 basis-point decrease in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable product mix (due to a decline in respiratory products, which have higher than segment-average gross margins) and unfavorable foreign exchange. SG&A as a percentage of net sales increased due to increased marketing and overhead spending, partially offset by the positive scale impacts of the net sales increase and a decrease in other operating costs. The higher effective tax rate was driven by unfavorable geographic mix.
Nine months ended March 31, 2024, compared with nine months ended March 31, 2023
Health Care net sales increased 6% to $9.1 billion driven by higher pricing of 5%, favorable geographic and product mix of 2% and favorable foreign exchange of 1%, partially offset by a 2% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 5%. Global market share of the Health Care segment increased 0.7 points.
•Oral Care net sales increased mid-single digits due to the positive impacts of favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices), higher pricing (driven by Europe, North America and Latin America) and favorable foreign exchange, partially offset by a decrease in unit volume. The unit volume decrease was due to a decline in Latin America (due to share losses) and Asia Pacific (due to increased pricing) partially offset by growth in Europe (due to market growth). Organic sales also increased mid-single digits due to a double-digit increase in Europe and a mid-single-digit increase in North America. Global market share of the Oral Care category increased 0.3 points.
•Personal Health Care net sales increased mid-single digits due to the positive impacts of higher pricing (driven by North America, Latin America and Europe) and favorable foreign exchange, partially offset by a decline in unit volume and unfavorable mix (due to the decline of respiratory products, that have higher than category-average selling prices). The decline in unit volume was driven by declines in IMEA, Asia Pacific and Latin America (all due to market contraction

24 The Procter & Gamble Company
including lower cough and cold incidence), partially offset by growth in North America (due to innovation). Organic sales increased mid-single digits due to mid-single-digit growth in North America and low single-digit growth in Europe. Global market share of the Personal Health Care category increased 0.8 points.
Net earnings increased 6% to $1.9 billion due to the increase in net sales. Net earnings margin was unchanged as an increase in gross margin was offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable product mix (due to a decline in respiratory and whitening products, both of which have higher than segment-average gross margins). SG&A as a percentage of net sales increased due to increased marketing and overhead spending, partially offset by the positive scale impacts of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
Fabric & Home Care
Three months ended March 31, 2024, compared with three months ended March 31, 2023
Fabric & Home Care net sales increased 2% to $7.2 billion driven by higher pricing of 2% and a unit volume increase of 1%, partially offset by unfavorable foreign exchange of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Fabric & Home Care segment decreased 0.1 points.
•Fabric Care net sales were unchanged as the positive impacts of higher pricing (driven primarily by Asia Pacific and Europe, partially offset by increased trade spending in North America) and favorable geographic mix were partially offset by unfavorable foreign exchange. Volume was unchanged as growth in North America was fully offset by declines in Asia Pacific (due to share losses) and IMEA (due to lower demand in the Middle East and increased pricing). Organic sales increased low single digits driven by a mid-single-digit increase in North America and a high single-digit increase in Europe, partially offset by a double-digit decrease in IMEA. Global market share of the Fabric Care category decreased 0.5 points.
•Home Care net sales increased mid-single digits. Positive impacts of a unit volume increase, higher pricing (driven primarily by Europe) and favorable premium product mix were partially offset by unfavorable foreign exchange. The increase in unit volume was due primarily to growth in North America (due to innovation) and Europe (due to increased marketing support), partially offset by a decline in Latin America (due to increased pricing). Organic sales increased high single digits driven by high single-digit growth in North America and mid-teens growth in Europe. Global market share of the Home Care category increased 0.5 points.
Net earnings increased 11% to $1.3 billion due to the increase in net sales and a 140 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by increased productivity savings, lower commodity costs and higher pricing, partially offset by unfavorable mix due to the growth of premium products that have lower than segment-average gross margins. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.
Nine months ended March 31, 2024, compared with nine months ended March 31, 2023
Fabric & Home Care net sales increased 5% to $22.2 billion driven by higher pricing of 4% and favorable product mix of 1%, partially offset by unfavorable foreign exchange of 1%. Unit volume was unchanged. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 6%. Global market share of the Fabric & Home Care segment increased 0.2 points.
•Fabric Care net sales increased mid-single digits driven by the positive impacts of higher pricing (driven by Europe, Asia Pacific and Latin America) and favorable geographic mix. Unit volume was unchanged as growth in North America (due to market growth) was offset by declines in Asia Pacific (due to increased pricing) and Greater China (due to market contraction and portfolio rationalization). Organic sales also increased mid-single digits driven by a double-digit increase in Europe and a mid-single-digit increase in North America. Global market share of the Fabric Care category decreased 0.3 points.
•Home Care net sales increased high single digits. Positive impacts of higher pricing (driven primarily by Europe, North America and Latin America), favorable premium product mix and a unit volume increase were partially offset by unfavorable foreign exchange. The increase in volume was due to growth in North America (due to innovation), partially offset by decline in Latin America (due to increased pricing). Organic sales increased double digits driven by mid-teens growth in Europe and high single-digit growth in North America. Global market share of the Home Care category increased 0.9 points.
Net earnings increased 26% to $4.4 billion due to the increase in net sales and a 340 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing, increased productivity savings and lower commodity costs. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.

The Procter & Gamble Company 25
Baby, Feminine & Family Care
Three months ended March 31, 2024, compared with three months ended March 31, 2023
Baby, Feminine & Family Care net sales decreased 2% to $4.9 billion due to a 3% decrease in unit volume and unfavorable foreign exchange of 2% partially offset by higher pricing of 2% and favorable mix of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales were unchanged. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points.
•Baby Care net sales decreased high single digits. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were partially offset by higher pricing (primarily driven by Argentina) and favorable product mix (due to a higher proportion of premium diapers, which have higher than category-average selling prices). The unit volume decline was due primarily to Europe (due to higher pricing), North America (due to market decline and competitive activity) and IMEA (due to lower demand in the Middle East and increased pricing). Organic sales decreased mid-single digits as a high single-digit decline in Europe and mid-single-digit decline in North America were partially offset by a more than 20% growth in Latin America. Global market share of the Baby Care category decreased 0.2 points.
•Feminine Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe) and favorable mix (due to growth of premium products) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was primarily driven by declines in Europe and Latin America (both due to increased pricing). Organic sales increased low single digits driven by an approximately 20% increase in Latin America and a low single-digit increase in Europe. Global market share of the Feminine Care category was unchanged.
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by an increase in unit volume, partially offset by unfavorable product mix (due to growth of larger pack sizes with lower than category-average selling prices). Organic sales also increased low single digits. North America market share of the Family Care category decreased 0.1 points.
Net earnings increased 8% to $997 million as the decrease in net sales was more than fully offset by a 190 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to increased productivity savings, lower commodity costs and increased pricing, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending.
Nine months ended March 31, 2024, compared with nine months ended March 31, 2023
Baby, Feminine & Family Care net sales increased 1% to $15.3 billion driven by higher pricing of 5% and favorable product mix of 1%, partially offset by a 3% decrease in unit volume and unfavorable foreign exchange of 2%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points.
•Baby Care net sales decreased low single digits. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were partially offset by higher pricing (driven primarily by Latin America and Europe) and favorable product mix (due to growth of premium diapers, which have higher than category-average selling prices). Volumes decreased in all regions led by Europe and North America, due to increased pricing and competitive activity. Organic sales increased low single digits driven by more than 20% growth in Latin America, partially offset by a mid-single-digit decline in Europe. Global market share of the Baby Care category decreased 0.2 points.
•Feminine Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe, IMEA and Latin America) and favorable mix (due to growth of premium products) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was driven primarily by declines in Europe and IMEA (both due to increased pricing), partially offset by growth in North America (due to increased marketing support and distribution gains). Organic sales increased mid-single digits driven by high single-digit increases in Europe and IMEA and a mid-single-digit increase in North America. Global market share of the Feminine Care category increased 0.3 points.
•Net sales in Family Care, which is predominantly a North America business, increased mid-single digits driven by higher pricing and a unit volume increase, partially offset by unfavorable product mix (due to growth of larger pack sizes with lower than category-average selling prices). Organic sales also increased mid-single digits. North America market share of the Family Care category decreased 0.2 points.
Net earnings increased 23% to $3.2 billion due to the increase in net sales and a 370 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to lower commodity costs, increased pricing and increased productivity savings, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending, partially offset by the positive scale impacts of the net sales increase.

26 The Procter & Gamble Company
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
For the three months ended March 31, 2024, Corporate net sales decreased $45 million to $128 million due to a decrease in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $182 million to $68 million for the quarter due to higher current period tax benefits (including excess tax benefits of share-based compensation) and gain from the sale of certain minor brands.
For the nine months ended March 31, 2024, Corporate net sales decreased $203 million to $398 million due to a decrease in net sales of incidental businesses managed at the corporate level. Corporate net earnings decreased $1.1 billion to a loss of $1.3 billion due primarily to the impairment charge of the Gillette intangible asset.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $14.1 billion fiscal year to date, an increase of $2.6 billion versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, intangible asset impairment, share-based compensation expense and deferred income taxes), generated $15.5 billion of operating cash flow. Working capital and other impacts used $1.4 billion of cash in the period primarily driven by an increase in accounts receivable from sales growth, a decrease in trade payables and a decrease in other liabilities. The decrease in trade payables resulted from reduced commodity costs, partially offset by the impact of our supplier finance program (see Note 10, Supplier Finance Programs). The decrease in other liabilities is primarily driven by postretirement benefit payments and the net periodic credit from other retiree benefits. Days sales outstanding increased by two days. Days inventory on hand increased by three days.
Investing Activities
Investing activities used $3.0 billion of cash fiscal year to date primarily driven by capital expenditures and the settlement of net investment hedges.
Financing Activities
Financing activities used $12.4 billion of net cash fiscal year to date, mainly due to dividends to shareholders, treasury stock purchases and a net debt decrease, partially offset by the impact of stock options and other.
As of March 31, 2024, our current liabilities exceeded current assets by $9.9 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient credit funding to meet short-term financing requirements.
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

The Procter & Gamble Company 27
The following table provides a numerical reconciliation of organic sales growth to reported net sales growth:

Three Months Ended March 31, 2024	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	2%	3%	(2)%	3%
Grooming	3%	7%	—%	10%
Health Care	2%	1%	(1)%	2%
Fabric & Home Care	2%	1%	—%	3%
Baby, Feminine & Family Care	(2)%	2%	—%	—%
Total Company	1%	2%	—%	3%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Nine Months Ended March 31, 2024	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	2%	2%	(1)%	3%
Grooming	5%	4%	—%	9%
Health Care	6%	(1)%	—%	5%
Fabric & Home Care	5%	1%	—%	6%
Baby, Feminine & Family Care	1%	2%	—%	3%
Total Company	3%	1%	—%	4%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Nine Months Ended March 31, 2024
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$14,092	$(2,539)	$422	$11,975
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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Nine Months Ended March 31, 2024
Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
$11,975	$11,830	$1,026	$12,856	93%
(1)Adjustments to Net Earnings relate to the Gillette intangible asset impairment charge announced in December 2023.

28 The Procter & Gamble Company
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

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$9,855	$(13)	$—	$9,842	$10,404
Selling, general and administrative expense	5,880	3	—	5,883	5,416
Operating income	4,460	10	—	4,471	4,248
Income taxes	812	—	—	812	864
Net earnings attributable to P&G	3,754	10	—	3,763	3,397
				Core EPS
Diluted net earnings per common share (2)	$1.52	$—	$—	$1.52	$1.37
(1)For the three months ended March 31, 2023, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	11%
Core net earnings attributable to P&G	11%
Diluted net earnings per common share	11%
Core EPS	11%

The Procter & Gamble Company 29

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Nine Months Ended March 31, 2024				Nine Months Ended March 31, 2023
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$30,500	$(25)	$—	$30,475	$32,147
Selling, general and administrative expense	17,006	(4)	—	17,002	15,334
Operating income	14,660	29	1,341	16,031	13,972
Income taxes	3,061	(20)	315	3,357	2,774
Net earnings attributable to P&G	11,742	49	1,026	12,817	11,269
				Core EPS
Diluted net earnings per common share (2)	$4.75	$0.02	$0.42	$5.19	$4.53
(1)For the nine months ended March 31, 2023, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	4%
Core net earnings attributable to P&G	14%
Diluted net earnings per common share	5%
Core EPS	15%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended March 31, 2024, to our disclosure in Part II, Item 1, “Legal Proceedings” of our Form 10-Q for the quarter ended December 31, 2023. There are no other relevant matters to disclose under this Item for this period.

30 The Procter & Gamble Company

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2023.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
1/01/2024 - 1/31/2024	—	—	—	(3)
2/01/2024 - 2/29/2024	3,156,831	$158.39	3,156,831	(3)
3/01/2024 - 3/31/2024	3,107,656	160.89	3,107,656	(3)
Total	6,264,487	$159.63	6,264,487
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
(3)In accordance with the repurchase program announced on July 28, 2023, the Company reaffirmed in its earnings release on April 19, 2024, that it expects to reduce outstanding shares through direct share repurchases at a value of $5 to $6 billion in fiscal year 2024, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

The Procter & Gamble Company 31

Item 6.	Exhibits

3.1
Amended Articles of Incorporation (as amended by shareholders at the annual meeting on October 11, 2011 and consolidated by the Board of Directors on April 8, 2016) (Incorporated by reference to Exhibit (3-1) of the Company's Form 10-K for the year ended June 30, 2016)

3.2
Regulations (as approved by the Board of Directors on December 13, 2022, pursuant to authority granted by shareholders at the annual meeting on October 13, 2009) (Incorporated by reference to Exhibit (3-2) of the Company’s Current Report on Form 8-K filed December 13, 2022)

4.1
Indenture, dated as of September 3, 2009, between the Company and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit (4-1) of the Company's Annual Report on Form 10-K for the year ended June 30, 2015)

10.1	Summary of Additional Personal Benefits Available to Certain Officers and Non-Employee Directors* +

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

April 19, 2024	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)