Form 10-K
period 2024-06-30
PROCTER & GAMBLE Co
filed 2024-08-05
CIK 80424

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 TRUE
For the Fiscal Year Ended June 30, 2024
OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 False
For the transition period from                     to
Commission File No. 1-434

THE PROCTER & GAMBLE COMPANY
One Procter & Gamble Plaza, Cincinnati, Ohio 45202
Telephone (513) 983-1100
IRS Employer Identification No. 31-0411980
State of Incorporation: Ohio
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	New York Stock Exchange
0.500% Notes due 2024	PG24A	New York Stock Exchange
0.625% Notes due 2024	PG24B	New York Stock Exchange
1.375% Notes due 2025	PG25	New York Stock Exchange
0.110% Notes due 2026	PG26D	New York Stock Exchange
3.250% EUR Notes due 2026	PG26F	New York Stock Exchange
4.875% EUR Notes due May 2027	PG27A	New York Stock Exchange
1.200% Notes due 2028	PG28	New York Stock Exchange
3.150% EUR Notes due 2028	PG28B	New York Stock Exchange
1.250% Notes due 2029	PG29B	New York Stock Exchange
1.800% Notes due 2029	PG29A	New York Stock Exchange
6.250% GBP Notes due January 2030	PG30	New York Stock Exchange
0.350% Notes due 2030	PG30C	New York Stock Exchange
0.230% Notes due 2031	PG31A	New York Stock Exchange
3.250% EUR Notes due 2031	PG31B	New York Stock Exchange
5.250% GBP Notes due January 2033	PG33	New York Stock Exchange
3.200% EUR Notes due 2034	PG34C	New York Stock Exchange
1.875% Notes due 2038	PG38	New York Stock Exchange
0.900% Notes due 2041	PG41	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes ☑ No ☐ TRUE
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ False
The aggregate market value of the voting stock held by non-affiliates amounted to $345 billion on December 31, 2023.
There were 2,354,050,987 shares of Common Stock outstanding as of July 31, 2024.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders, which will be filed within one hundred and twenty days of the fiscal year ended June 30, 2024 (2024 Proxy Statement), are incorporated by reference into Part III of this report to the extent described herein.

The Procter & Gamble Company 1
PART I
Item 1. Business.
The Procter & Gamble Company (the Company) is a world-leading multinational consumer goods company focused on providing trusted, branded products of superior quality, performance and value to improve the lives of consumers around the world - now and for generations to come. Our products are sold in about 180 countries and territories throughout the world. The Company was incorporated in Ohio in 1905, having first been established as a New Jersey corporation in 1890, and was built from a business founded in Cincinnati in 1837 by William Procter and James Gamble.
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
The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the SEC. The SEC maintains an internet site that contains these reports at: www.sec.gov. Reports can also be accessed and downloaded through links from our website at: www.pginvestor.com. P&G includes the website link solely as a textual reference and the information on our website is not incorporated by reference into this report. Copies of these reports are also available, without charge, by contacting EQ Shareowner Services, 1100 Centre Pointe Curve, Suite 101, Mendota, MN 55120-4100.
Financial Information about Segments
Information about our reportable segments can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Narrative Description of Business
Business Model. Our business model is focused on delivering sustainable value creation by driving balanced top- and bottom-line growth. We create, manufacture, market and distribute a diversified portfolio of daily-use products to delight consumers with irresistible superiority across five key vectors - product performance, packaging, brand communication, retail execution and value. We invest in research and development and consumer insights to invent new categories or products and innovate our existing products, ensuring they meet evolving consumer needs and preferences. We leverage marketing strategies including advertising, promotions and endorsements to drive brand awareness and loyalty among consumers. The Company utilizes various distribution channels, including retail stores, e-commerce platforms and direct-to-consumer platforms to deliver our products. Our business model relies on continued productivity improvements to fuel investments in R&D and marketing and deliver value creation. Our objective is to deliver sustainable and balanced top- and bottom-line growth while serving the needs of all stakeholders — consumers, customers, employees, society and shareowners.
Key Product Categories. Information on key product categories can be found in the MD&A and Note 2 to our Consolidated Financial Statements.
Key Customers. Our customers include mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. Sales to Walmart Inc. and its affiliates represent approximately 16% of our total sales in 2024 and 15% in 2023 and 2022. No other customer represents more than 10% of our total sales. Our top ten customers accounted for 42% of our total net sales in 2024, 40% in 2023 and 39% in 2022.
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
Trademarks and Patents. We own or have rights to patents and trademarks, which are used in connection with our activity in all businesses. Our patents cover a range of product features, including significant product formulation and processes used to manufacture our products. The trademarks are important to the overall marketing and branding of our products. In part, our success can be attributed to the existence and continued protection of these trademarks and patents.
Competitive Condition. The markets in which our products are sold are highly competitive. Our products compete against similar products from a broad range of companies, both large and small, both established and new, including well-known global competitors. In many of the markets and industry segments, we compete against other branded products as well as retailers' private-label brands. In this highly competitive setting, we are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. Our integrated strategy and our focus on driving superiority across product, packaging, brand communication, retail execution and value are key differentiators in the marketplace.

2 The Procter & Gamble Company
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
In addition, many foreign jurisdictions in which we do business have regulations and regulatory bodies that govern similar aspects of our operations and products, in some cases to an even more significant degree. We are also subject to expanding laws and regulations related to environmental protection and other sustainability-related matters, non-financial reporting and diligence, labor and employment, trade, taxation and privacy and data protection, including the European Union’s General Data Protection Regulation and similar regulations in states within the United States and in countries around the world.
The Company has in place compliance programs and internal and external experts to help guide our business in complying with these and other existing laws and regulations that apply to us around the globe; and we have made, and plan to continue making, necessary expenditures for compliance with these laws and regulations. We also expect that our many suppliers, consultants and other third parties working on our behalf share our commitment to compliance, and we have policies and procedures in place to manage these relationships, though they inherently involve a lesser degree of control over operations and governance. We do not expect that the Company’s expenditures for compliance with current government regulations, including current environmental regulations, will have a material effect on our total capital expenditures, earnings or competitive position in fiscal year 2025 as compared to prior periods.
Human Capital. Our employees are a key source of competitive advantage. Their actions, guided by our Purpose, Values and Principles (PVPs), are critical to the long-term success of our business. We aim to retain our talented employees by offering competitive compensation and benefits, strong career development and a respectful and inclusive culture that provides equal opportunity for all.
Our Board of Directors, through the Compensation and Leadership Development Committee (C&LD Committee), provides oversight of the Company’s policies and strategy relating to talent, including equality and inclusion, as well as the Company’s compensation principles and practices. The C&LD Committee also evaluates and approves the Company’s compensation plans, policies and programs applicable to our senior executives.
Employees
As of June 30, 2024, the Company had approximately 108,000 employees, unchanged versus the prior year. The total number of employees is an estimate of total Company employees excluding interns, co-ops, contractors and employees of joint ventures. 48% of our employees are in manufacturing roles and 28% of our employees are located in the United States. 42% of our global employees are women and 32% of our U.S. employees identify as multicultural.
Training and Development
We focus on attracting, developing and retaining the widest pool of talent available, both from universities and the broader market. We recruit from universities across markets in which we compete and are generally able to select from the top talent. We focus on developing our employees by providing a variety of job experiences, training programs and skill development opportunities. Given our develop-from-within model for staffing most of our senior leadership positions, it is particularly important for us to ensure holistic growth and full engagement of our employees.
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
Compensation and Benefits
Market-competitive compensation and reward programs are critical elements of our employee value equation to attract and retain the best talent. Our total rewards programs are based on the principles of paying for performance, paying competitively versus peer companies that we compete with for talent in the marketplace and focusing on long-term success through a combination of short-term and long-term incentive programs. We also offer competitive benefit programs, including retirement plans and health insurance, in line with local country practices, with flexibility to accommodate the needs of a diverse workforce.
Sustainability. Environmental sustainability is integrated into our business strategy. We are focused on designing and manufacturing irresistibly superior products that are more sustainable. We aim to reduce our own environmental footprint and enable our consumers to reduce their footprint without compromising on the performance of the products they use. We develop and license technologies that can be used across industries to improve environmental sustainability at a broader scale.

The Procter & Gamble Company 3
Combined, this approach intends to positively impact the total environmental impact of the Company while driving market growth and value creation.
In 2021, the Company announced a 2040 net zero ambition. Our Climate Transition Action Plan outlines the Company’s ongoing efforts toward reducing greenhouse gas emissions across scopes 1 and 2 and elements of scope 3. The Company has also declared objectives towards purchasing renewable electricity for our operations, reducing use of virgin petroleum-based plastic in packaging, increasing the recyclability or reusability of packaging, responsible sourcing of key forest-based commodities, improving efficiency of water usage in our operations and driving a global portfolio of water restoration projects that help address water scarcity in key water basins. Our progress towards these objectives may be influenced and impacted by various stakeholders and developments beyond our control.
Sustainability related disclosures included in this Annual Report, our Proxy Statement and our sustainability reports are informed by standards and guidelines such as the Global Reporting Initiative (GRI) and the Task Force on Climate-related Financial Disclosures (TCFD). The “materiality” thresholds in those standards and guidelines may differ from the concept of “materiality” for purposes of the federal securities laws and disclosures required by the Commission’s rules in this Annual Report. References to our sustainability reports and website are for informational purposes only and neither the sustainability reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K. Additional detailed information on our sustainability efforts can be found on our website at https://pginvestor.com/esg.
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
MACROECONOMIC CONDITIONS AND RELATED FINANCIAL RISKS
Our business is subject to numerous risks as a result of having significant operations and sales in international markets, including foreign currency fluctuations, currency exchange or pricing controls.
We are a global company, with operations in about 70 countries and products sold in about 180 countries and territories around the world. We hold assets, incur liabilities, generate sales and pay expenses in a variety of currencies other than the U.S. dollar, and our operations outside the U.S. generate more than 50% of our annual net sales. Fluctuations in exchange rates for foreign currencies have and could continue to reduce the U.S. dollar value of sales, earnings and cash flows we receive from non-U.S. markets, increase our supply costs (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our business results or financial condition.
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
We also have businesses and maintain local currency cash balances in a number of countries with currency exchange, import authorization, pricing or other controls or restrictions. Our results of operations, financial condition and cash flows could be adversely impacted if we are unable to successfully manage such controls and restrictions, continue existing business operations and repatriate earnings from overseas, or if new or increased tariffs, quotas, exchange or price controls, trade barriers or similar restrictions are imposed on our business.
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

4 The Procter & Gamble Company
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
The Company operates a global business with sales, manufacturing, distribution and research and development organizations globally that contribute to our overall growth. If geopolitical tensions and trade controls were to increase or disrupt our business in markets where we have significant sales or operations, including disruptions due to governmental responses to such conflicts (such as the imposition of sanctions, export controls, retaliatory tariffs, increased business licensing requirements or limitations on profits), such disruptions could adversely impact our business, financial condition, results of operations and cash flows.
Our business, operations or employees have been and could continue to be adversely affected (including by the need to de-consolidate or even exit certain businesses in particular countries) by geopolitical conflicts, political volatility, trade controls, labor market disruptions or other crises or vulnerabilities in individual countries or regions. This could include political instability, upheaval or acts of war and the related responses of governments or other entities (including, but not limited to, boycotts in certain regions), broad economic instability or sovereign risk related to a default by or deterioration in the creditworthiness of local governments, particularly in emerging markets.
For example, the ongoing war between Russia and Ukraine has negatively impacted, and the situation it generates may continue to negatively impact, our operations. Beginning in March 2022, the Company reduced its product portfolio, discontinued new capital investments and suspended media, advertising and promotional activity in Russia. Future impacts to the Company are difficult to predict due to the high level of uncertainty as to how the overall situation will evolve. We may reduce further or discontinue our operations in Russia due to sanctions and export controls and counter-sanctions, monetary, currency or payment controls, restrictions on access to financial institutions, supply and transportation challenges or other circumstances and considerations. Ultimately, these could result in loss of assets or impairments of our manufacturing plants and fixed assets or write-downs of other operating assets and working capital.
More broadly, there could be additional negative impacts to our net sales, earnings and cash flows should the situation worsen, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, energy and supply chain cost increases or the geographic proximity of the war relative to the rest of Europe.
Changes in geopolitical conditions could also amplify or affect the other risk factors set forth in this Part I, Item 1A, including, but not limited to, foreign exchange volatility, disruptions to the financial and credit markets, energy supply and supply chain disruptions, increased risks of an information security or operational technology incident, cost fluctuations and commodity cost increases and increased costs to ensure compliance with global and local laws and regulations.
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
Our ability to meet our customers’ needs and achieve cost targets depends on our ability to maintain key manufacturing and supply arrangements, including execution of supply chain optimizations and certain sole supplier or sole manufacturing plant arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes or controversies, loss or impairment of key manufacturing sites, discontinuity or disruptions in our internal information

The Procter & Gamble Company 5
and data systems or those of our suppliers, cybersecurity incidents including but not limited to ransomware attacks, misuse of artificial intelligence and machine learning technologies, inability to procure sufficient raw or input materials (including water, recycled materials and materials that meet our labor standards), significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks or other external factors over which we have no control, have at times interrupted and could, in the future, interrupt product supply and, if not effectively managed and remedied, could have an adverse impact on our business, financial condition, results of operations or cash flows.
Our businesses face cost fluctuations and pressures that could affect our business results.
Our costs are subject to fluctuations, particularly due to changes in the prices of commodities (including certain petroleum-derived materials like resins and paper-based materials like pulp) and raw and packaging materials and the costs of labor, transportation (including trucks and containers), energy, pension and healthcare. Inflation pressures sometimes result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations and to anticipate consumer reaction to our management of these fluctuations could adversely impact our results of operations or cash flows.
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
The Company's reputation, and the reputation of our brands, form the foundation of our relationships with key stakeholders and other constituencies, including consumers, customers and suppliers. The quality and safety of our products are critical to our business. Many of our brands have worldwide recognition and our financial success directly depends on the success of our brands. The success of our brands can suffer if our marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Our results of operations or cash flows could also be negatively impacted if the Company or one of our brands suffers substantial harm to its reputation due to a significant product recall, product-related litigation, defects or impurities in our products, product misuse, changing consumer perceptions of certain ingredients, negative perceptions of packaging (such as plastic and other petroleum-based materials), lack of recyclability or other environmental attributes, concerns about actual or alleged labor or equality and inclusion practices, privacy failures or data breaches, allegations of product tampering or the distribution and sale of counterfeit products. Additionally, negative or inaccurate postings or comments on social media or networking websites about the Company or one of its brands could generate adverse publicity that could damage the reputation of our brands or the Company. If we are unable to effectively manage real or perceived issues, including concerns about safety, quality, ingredients, efficacy, environmental or social impacts or similar matters, sentiments toward the Company or our products could be negatively impacted, and our results of operations or cash flows could suffer. Our Company also devotes time and resources to citizenship efforts that are consistent with our corporate values and are designed to strengthen our business and protect and preserve our reputation, including programs driving ethics and corporate responsibility, strong communities, equality and inclusion and environmental sustainability. While the Company

6 The Procter & Gamble Company
has many programs and initiatives to further these citizenship efforts, we are impacted in part by the actions and efforts of third parties including local and other governmental authorities, suppliers, vendors and customers. Consumer or broader stakeholder perceptions of these programs and initiatives widely vary and could adversely affect our business. If these programs are not executed as planned or suffer negative publicity, the Company's reputation and results of operations or cash flows could be adversely impacted.
We rely on third parties in many aspects of our business, which creates additional risk.
Due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, for certain functions. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our results of operations and cash flows could be adversely impacted. Further, failure of these third parties to meet their obligations to the Company, including the transparency and accuracy of the disclosures of ingredients in materials or processes, and the proper security of Company data and personal data, or substantial disruptions in the relationships between the Company and these third parties could adversely impact our operations and financial results. Additionally, while we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our financial, legal, reputational and operational risk.
A significant information security or operational technology incident, including a cybersecurity breach, or the failure of one or more key information or operations technology systems, networks, hardware, processes and/or associated sites involving the Company or one of its service providers could have a material adverse impact on our business or reputation.
We rely extensively on information and operational technology (IT/OT) systems, networks and services, including internet and intranet sites, data hosting and processing facilities and technologies, physical security systems and other hardware, software and technical applications and platforms. Many of these are managed, hosted, provided and/or used by third parties or their vendors. The various uses of these IT/OT systems, networks and services include, but are not limited to, ordering and managing materials from suppliers; converting materials to finished products; shipping, marketing and selling products; collecting, transferring, storing and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, summarizing and reporting results of operations, including financial reporting; managing our banking and other cash liquidity systems and platforms; hosting, processing and sharing, as appropriate, confidential and proprietary research, business plans and financial information; collaborating via an online and efficient means of global business communications; complying with regulatory, legal and tax requirements; providing data security; and handling other processes necessary to manage our business.
Numerous and evolving information security threats, including advanced persistent cybersecurity threats, pose a risk to the security of our services, systems, networks and supply chain, as well as the confidentiality, availability and integrity of our data and of our critical business operations. In addition, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack, including acquired and divested businesses.
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
A breach of our data security systems or failure of our IT/OT databases and systems and those of our third-parties may have a material adverse impact on our business operations and financial results. If the IT/OT systems, networks or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, or inadvertent disclosure of, lack of integrity of, or loss of our sensitive business or stakeholder information, including personal information, due to any number of causes, including catastrophic events, natural disasters, power outages, computer and telecommunications failures, improper data handling, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, misuse or malicious use of artificial intelligence, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. If our critical IT systems or back-up systems or those of our third-party vendors are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.
In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our third-party providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur remediation costs, subject us to demands to pay a ransom or damage our reputation. In addition, such events could result in unauthorized disclosure or loss of confidential information or stakeholder information, including personal data

The Procter & Gamble Company 7
from customers, consumers, employees, vendors, investors and other stakeholders, and we may suffer financial and reputational damage as a result. Additionally, we could be exposed to potential liability, litigation, governmental inquiries, reporting requirements, investigations or regulatory enforcement actions; and we could be subject to payment of fines or other penalties, legal claims by our suppliers, customers or employees and significant remediation costs.
Periodically, we and/or our suppliers also upgrade IT/OT systems or adopt new technologies, including those enabled by machine learning or artificial intelligence. If such a new system or technology does not function properly, provides flawed or inaccurate outputs or exposes us to increased cybersecurity breaches and failures, it could affect our ability to order materials, make and ship orders and process payments in addition to other operational and information integrity and loss issues. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results of operations and cash flows and generate negative publicity affecting Company reputation and relationships among consumers, customers and other business partners.
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
Our business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern. These impacts may include, but are not limited to:
•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions or financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products or stockpiling or similar pantry-loading activity. If prolonged, such impacts can further increase the difficulty of business or operations planning and may adversely impact our results of operations and cash flows; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions or otherwise prevent our third-party partners, suppliers or customers from sufficiently staffing operations.
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
We are a consumer products company that relies on continued global demand for our brands and products. Achieving our business results depends, in part, on successfully developing, introducing and marketing new products and on making significant improvements to our equipment and manufacturing processes. The success of such innovation depends on our ability to correctly anticipate customer and consumer acceptance and trends, to obtain, maintain and enforce necessary intellectual property protections and to avoid infringing upon the intellectual property rights of others and to continue to deliver efficient and effective marketing across evolving media and mobile platforms with dynamic and increasingly more restrictive privacy requirements. We must also successfully respond to technological advances made by, and intellectual property rights granted to, competitors, customers and vendors. Failure to continually innovate, improve and respond to competitive moves, changing consumer habits and platform evolution, including the timely and effective adoption of emerging technologies, could compromise our competitive position and adversely impact our financial condition, results of operations or cash flows.
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

8 The Procter & Gamble Company
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
Our business is subject to a wide variety of laws and regulations across the countries in which we do business, including those laws and regulations involving intellectual property, product liability, product composition or formulation, manufacturing processes, packaging content or corporate responsibility for packaging and product disposal, marketing, antitrust and competition, privacy, cybersecurity and data protection, artificial intelligence, environmental (including increasing focus on the climate, nature, water and waste impacts of consumer packaged goods companies' operations and products), employment, healthcare, anti-bribery and anti-corruption (including interactions with health care professionals and government officials as well as corresponding internal controls and record-keeping requirements), trade (including tariffs, sanctions and export controls), tax, accounting and financial reporting or other matters. In addition, increasing governmental and societal attention to environmental, social and governance (ESG) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, nature impacts, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for the Company, may alter the environment in which we do business, may increase the ongoing costs and complexities of compliance including by requiring investments in technology or other compliance systems and may ultimately result in the need to cease manufacturing, sales or other business activities in certain jurisdictions, which could adversely impact our results of operations and cash flows. If we are unable to continue to meet these challenges and comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results. Additionally, we are currently, and in the future may be, subject to a number of inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and resolve such matters without significant liability or damage to our reputation may materially adversely impact our financial condition, results of operations and cash flows. Furthermore, if new or pending legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our results of operations and financial position.
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
Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. An outgrowth of the original Base Erosion and Profit Shifting (BEPS) project is a project undertaken by the approximately 140 member countries of the expanded Organisation for Economic Co-operation and Development (OECD) Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy." The breadth of this project extends beyond pure digital businesses and, as proposed, would likely impact a large portion of multinational businesses by potentially redefining jurisdictional taxation rights in market countries and establishing a global minimum tax. In December 2022, the European Union (EU) approved a directive requiring member states to incorporate a 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. Most member states complied with the directive while some were permitted a delayed implementation. In addition, several non-EU countries have proposed and/or adopted legislation consistent with the global minimum tax framework. Important details of these minimum tax developments are still to be determined and, in some cases, enactment and timing remain uncertain.
Based on current legislation and available guidance, we do not anticipate the Pillar Two global minimum tax to have a material impact to our financial condition, results of operations, cash flows or effective tax rate in the fiscal year ending June 30, 2025. The Company continues to assess the overall impact of potential changes as developments occur, consistent with our practice to monitor all changes in tax laws. As the Pillar Two global minimum tax and other tax laws and related regulations are revised,

The Procter & Gamble Company 9
enacted and implemented, a material impact to our financial condition, results of operations, cash flows or effective tax rate may occur.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
The Company employs multiple tools and processes for assessing, identifying, and managing material risks from cybersecurity threats. A multi-functional enterprise security team reviews and assesses top cybersecurity risks. This assessment is shared with members of senior management, including the Chief Information Officer (CIO) and Chief Information Security Officer (CISO), and helps guide the Company's cybersecurity operational priorities and strategy. In addition, cybersecurity risks are integrated into the Company’s broader Enterprise Risk Management program and, when identified, are reported to relevant business and governance leaders within the Company for appropriate action.
To support the ongoing identification and management of cybersecurity issues, the Company provides information security employee training, conducts global and targeted phishing simulation campaigns and conducts tabletop exercises. The Company also deploys a large library of security tools and experts to help prevent, detect, contain, eradicate and recover from potential cybersecurity issues and cyber-attacks. Further, the Company engages third-party consultants and services for cyber intelligence, insights and assessments of its cybersecurity risk posture and governance.
Cybersecurity reviews are embedded into the Company’s Third-Party Risk Management program. Generally under this program, third parties that process personal data or high-risk business data on behalf of the Company complete privacy and cybersecurity assessments on a risk basis, which may require such third parties to sign data processing agreements, comply with particular security controls or complete an additional security and privacy assessment.
As a global company, we manage a variety of cybersecurity threats and cannot wholly eliminate the risk of adverse impacts from such incidents. However, as of the date of this Form 10-K, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations or financial condition. For additional information on the risks from cybersecurity threats that we have faced in the past and expect to continue to face in the future, please refer to the “Risk Factors” in Part I, Item 1A of this Form 10-K.
Governance
The Company’s Board of Directors oversees cybersecurity risks consistent with its general risk oversight responsibility. The Audit Committee of the Board has specific responsibility for reviewing the status of the security of the Company’s electronic data processing information systems and the general security, including cybersecurity, of the Company’s people, assets and information systems. In support of this general oversight, the full Board reviews at least annually the most significant enterprise risks facing the Company, including cybersecurity risks, as identified in the Company’s Enterprise Risk Management program. This review, which includes key members of senior management, covers any key risks from information security that have been identified and corresponding action plans. The Audit Committee also receives regular updates from the Company’s CIO and CISO about the Company’s information security and systems security programs and plans, including emerging trends and progress on overall enterprise cybersecurity programs and priorities. These updates occur at least three times a year, with interim updates as needed.
The Company’s management is responsible for implementing its strategic plans, including identifying, evaluating, managing and mitigating the risks inherent in them, such as cybersecurity risks. Within management, the Company’s CISO has specific responsibility for cybersecurity risk management, reporting to the CIO.
The Company’s CISO has over 15 years of experience in cybersecurity, information security and information risk management, including several years each in security engineering and in operations, as well as running incident response organizations. The CISO's organization includes a dedicated team of centralized information security experts and a network of security professionals embedded in each business unit and function.
The CISO also leads the design and development of the Company’s cybersecurity program, relying on functional experts within the central Information Security organization as well as on information security experts within each of the Company’s Organizational Units. These embedded experts are responsible for the execution of the Company’s overall information security strategy and report security risks in their area of responsibility to their Organization Unit leader and to the CISO. Experts within the Company’s central Information Security organization help develop the Company’s cybersecurity strategies, policies and standards and similarly report security risks within the central enterprise to the CISO.

10 The Procter & Gamble Company
A central team within the Company leads enterprise-wide incident investigations and response, assisting and consulting on cyber security incidents impacting individual Organizational Units. Alerts of potential incidents can arise from security tool alerts, employee reports, threat intelligence sources, threat hunting activities or external entities, among other sources. The Company's Security Operations Center initially responds to incident alerts and notifies central experts to any potentially significant cybersecurity incidents. Members of the Security Operations Center and relevant response teams work to contain and eradicate potential and identified threats and support the system’s recovery efforts, advised as needed by the Legal department and other Company experts. Incidents are communicated to the CISO and other members of management, including the Company’s Ethics & Compliance Committee, as well as the Audit Committee of the Board, based on documented escalation criteria. The central enterprise team also regularly reviews incident reports to update the CISO.
As described above, both the CIO and CISO report information about the Company’s identification and management of cybersecurity risks to the Audit Committee.
Item 2. Properties.
In the U.S., we own and operate 24 manufacturing sites located in 18 different states. In addition, we own and operate 78 manufacturing sites in 33 other countries. Many of the domestic and international sites manufacture products for multiple businesses. Beauty products are manufactured at 22 of these locations; Grooming products at 17; Health Care products at 20; Fabric & Home Care products at 35; and Baby, Feminine & Family Care products at 37. We own our Corporate headquarters in Cincinnati, Ohio. We own or lease our principal regional general offices in Switzerland, Panama, Singapore, China and the United Arab Emirates. We own or lease our principal regional shared service centers in Costa Rica, the United Kingdom and the Philippines. Management believes that the Company's sites are adequate to support the business and that the properties and equipment have been well maintained.
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
On November 22, 2023, Procter & Gamble UK (“P&G UK”), a United Kingdom based wholly owned subsidiary of the Company, received notification from the U.K. Environment Agency of its intent to assess an unspecified civil penalty for P&G UK’s prior inadvertent failure to secure a required permit for its London-based manufacturing site under the European Union’s and United Kingdom’s Emission Trading Systems. Among other requirements, these Emissions Trading Systems require registration of the site and accounting of and payment for certain past greenhouse gas emissions. The site has been properly registered since March 2021, and P&G UK proactively notified the U.K. Environment Agency after learning of the prior issue.
There are no other relevant matters to disclose under this Item for this period. See Note 13 to our Consolidated Financial Statements for information on certain legal proceedings for which there are contingencies.
This item should be read in conjunction with the Company's Risk Factors in Part I, Item 1A for additional information.
Item 4. Mine Safety Disclosure.
Not applicable.

The Procter & Gamble Company 11
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by the Executive Officers of the Company on August 5, 2024, are:

Name	Position	Age	First Elected to Officer Position

Jon R. Moeller	Chairman of the Board, President and Chief Executive Officer	60	2009 (1)

Shailesh Jejurikar	Chief Operating Officer	57	2018 (2)

Andre Schulten	Chief Financial Officer	53	2021 (3)

Gary A. Coombe	Chief Executive Officer - Grooming	60	2014 (( )

Jennifer L. Davis	Chief Executive Officer - Health Care	53	2022 (4)

Ma. Fatima D. Francisco	Chief Executive Officer - Baby, Feminine and Family Care	56	2018 (5)

R. Alexandra Keith	Chief Executive Officer - Beauty and Executive Sponsor for Corporate Sustainability	56	2017 (6)

Sundar Raman	Chief Executive Officer - Fabric and Home Care	49	2021 (7)

Victor Aguilar	Chief Research, Development and Innovation Officer	57	2020 (8)

Marc S. Pritchard	Chief Brand Officer	64	2008 (( )

Balaji Purushothaman	Chief Human Resources Officer	55	2023 (9)

Susan Street Whaley	Chief Legal Officer and Secretary	50	2022 (10)
All the Executive Officers named above have been employed by the Company for more than the past five years.
(1)Mr. Moeller previously served as President and Chief Executive Officer (2021 - 2022), Vice Chairman, Chief Operating Officer and Chief Financial Officer (2019 - 2021), Vice Chairman and Chief Financial Officer (2017 - 2019) and as Chief Financial Officer (2009 - 2017).
(2)Mr. Jejurikar previously served as Chief Executive Officer - Fabric and Home Care (2019 - 2021) and President - Global Fabric, Home Care and P&G Professional (2018 - 2019).
(3)Mr. Schulten previously served as Senior Vice President - Baby Care, North America (2018 - 2021).
(4)Ms. Davis previously served as President - Feminine Care (2019 - 2022) and President - Global Feminine Care (2018 - 2019).
(5)Ms. Francisco previously served as Chief Executive Officer - Baby and Feminine Care (2019 - 2021) and President - Global Baby Care and Baby & Feminine Care Sector (2018 - 2019).
(6)Ms. Keith previously served as Chief Executive Officer - Beauty (2017 - 2022).
(7)Mr. Raman previously served as President - Home Care and P&G Professional (2020 - 2021), President - Fabric Care, North America and P&G Professional (2019 - 2020), and Vice President - Fabric Care, North America (2015 - 2019).
(8)Mr. Aguilar previously served as Senior Vice President - Research & Development, Corporate Function Research & Development (2020), Senior Vice President - Research & Development, Corporate Function Research & Development and Global Fabric Care (2019), and Senior Vice President - Research & Development Global Fabric Care; and Sector Leader, Research & Development Global Fabric and Home Care (2014 - 2019).
(9)Mr. Purushothaman previously served as Senior Vice President - Human Resources, Global Total Rewards, Employee and Labor Relations and Corporate Services (2020 - 2022) and as Senior Vice President - Human Resources, Beauty, Grooming, and Family Care (2015 - 2020).
(10)Ms. Whaley previously served as Senior Vice President and General Counsel - North America, Practice Groups and Sector Business Units (2019 - 2022), and Vice President and General Counsel - North America, Global Go-To-Market and Practice Groups, and Global Business Units (2016 - 2019).

12 The Procter & Gamble Company
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Our Share Repurchase Program
4/1/2024 - 4/30/2024	—	—	—	(3)
5/1/2024 - 5/31/2024	4,518,335	$165.99	4,518,335	(3)
6/1/2024 - 6/30/2024	4,491,564	166.96	4,491,564	(3)
Total	9,009,899	$166.48	9,009,899	(3)
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
(3)In accordance with the repurchase program announced on July 28, 2023, the Company reaffirmed in its earnings release on April 19, 2024, that it expected to reduce outstanding shares through direct share repurchases at a value of $5 to $6 billion in fiscal year 2024, notwithstanding any purchases under the Company's compensation and benefit plans. The share repurchases were authorized pursuant to a resolution issued by the Company's Board of Directors and were financed through a combination of operating cash flows and issuance of debt. The total value of the shares purchased under the share repurchase plan was $5 billion. The share repurchase plan ended on June 30, 2024.
Additional information required by this item can be found in Part III, Item 12 of this Form 10-K.
SHAREHOLDER RETURN PERFORMANCE GRAPHS
Market and Dividend Information
P&G has been paying a dividend for 134 consecutive years since its incorporation in 1890 and has increased its dividend for 68 consecutive years since 1956. Over the past ten years, the dividend has increased at an annual compound average rate of 5%. Nevertheless, as in the past, further dividends will be considered after reviewing dividend yields, profitability and cash flow expectations and financing needs and will be declared at the discretion of the Company's Board of Directors.

(in dollars; split-adjusted)	1956	1964	1974	1984	1994	2004	2014	2024
Dividends per share	$0.01	$0.03	$0.06	$0.15	$0.31	$0.93	$2.45	$3.83

The Procter & Gamble Company 13
Common Stock Information
P&G trades on the New York Stock Exchange under the stock symbol PG. As of June 30, 2024, there were approximately 6 million common stock shareowners, including shareowners of record, participants in P&G stock ownership plans and beneficial owners with accounts at banks and brokerage firms.
Shareholder Return
The following graph compares the cumulative total return of P&G’s common stock for the five-year period ended June 30, 2024, against the cumulative total return of the S&P 500 Stock Index (broad market comparison) and the S&P 500 Consumer Staples Index (line of business comparison). The graph and table assume $100 was invested on June 30, 2019, and that all dividends were reinvested.

Comparison of Five-Year Cumulative
Total Shareholder Return
$220
$200
$180
$160
$140
$120
$100
2019
2020
2021
2022
2023
2024
P&G
S&P 500 Index
S&P 500 Consumer Staples Index

	Cumulative Value of $100 Investment, through June 30
Company Name/Index	2019	2020	2021	2022	2023	2024
P&G	$100	$112	$129	$141	$153	$170
S&P 500	100	108	151	135	162	202
S&P 500 Consumer Staples	100	104	128	136	145	157
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

14 The Procter & Gamble Company
obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, except to the extent required by law.
Risks and uncertainties to which our forward-looking statements are subject include, without limitation: (1) the ability to successfully manage global financial risks, including foreign currency fluctuations, currency exchange or pricing controls; (2) the ability to successfully manage local, regional or global economic volatility, including reduced market growth rates, and to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payments; (3) the ability to successfully manage uncertainties related to changing political and geopolitical conditions and potential implications such as exchange rate fluctuations, market contraction, boycotts, sanctions or other trade controls; (4) the ability to manage disruptions in credit markets or to our banking partners or changes to our credit rating; (5) the ability to maintain key manufacturing and supply arrangements (including execution of supply chain optimizations and sole supplier and sole manufacturing plant arrangements) and to manage disruption of business due to various factors, including ones outside of our control, such as natural disasters, acts of war or terrorism or disease outbreaks; (6) the ability to successfully manage cost fluctuations and pressures, including prices of commodities and raw materials and costs of labor, transportation, energy, pension and healthcare; (7) the ability to compete with our local and global competitors in new and existing sales channels, including by successfully responding to competitive factors such as prices, promotional incentives and trade terms for products; (8) the ability to manage and maintain key customer relationships; (9) the ability to protect our reputation and brand equity by successfully managing real or perceived issues, including concerns about safety, quality, ingredients, efficacy, packaging content, supply chain practices or similar matters that may arise; (10) the ability to successfully manage the financial, legal, reputational and operational risk associated with third-party relationships, such as our suppliers, contract manufacturers, distributors, contractors and external business partners; (11) the ability to rely on and maintain key company and third-party information and operational technology systems, networks and services and maintain the security and functionality of such systems, networks and services and the data contained therein; (12) the ability to successfully manage the demand, supply and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns; (13) the ability to stay on the leading edge of innovation, obtain necessary intellectual property protections and successfully respond to changing consumer habits, evolving digital marketing and selling platform requirements and technological advances attained by, and patents granted to, competitors; (14) the ability to successfully manage our ongoing acquisition, divestiture and joint venture activities, in each case to achieve the Company’s overall business strategy and financial objectives, without impacting the delivery of base business objectives; (15) the ability to successfully achieve productivity improvements and cost savings and manage ongoing organizational changes while successfully identifying, developing and retaining key employees, including in key growth markets where the availability of skilled or experienced employees may be limited; (16) the ability to successfully manage current and expanding regulatory and legal requirements and matters (including, without limitation, those laws and regulations involving product liability, product and packaging composition, manufacturing processes, intellectual property, labor and employment, antitrust, privacy, cybersecurity and data protection, artificial intelligence, tax, the environment, due diligence, risk oversight, accounting and financial reporting) and to resolve new and pending matters within current estimates; (17) the ability to manage changes in applicable tax laws and regulations; and (18) the ability to successfully achieve our ambition of reducing our greenhouse gas emissions and delivering progress towards our environmental sustainability priorities. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from those projected herein is included in the section titled "Economic Conditions and Uncertainties" and the section titled "Risk Factors" (Part I, Item 1A) of this Form 10-K.
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
•Summary of 2024 Results
•Economic Conditions and Uncertainties
•Results of Operations
•Segment Results
•Cash Flow, Financial Condition and Liquidity
•Critical Accounting Policies and Estimates
•Other Information
Throughout the MD&A we refer to measures used by management to evaluate performance, including unit volume growth, net sales, net earnings, diluted net earnings per common share (diluted EPS) and operating cash flow. We also refer to a number of financial measures that are not defined under U.S. GAAP, including organic sales growth, Core earnings per share (Core EPS), adjusted free cash flow and adjusted free cash flow productivity. The explanation at the end of the MD&A provides the

The Procter & Gamble Company 15
definition of these non-GAAP measures, details on the use and the derivation of these measures, as well as reconciliations to the most directly comparable U.S. GAAP measure.
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures quarter and fiscal year-to-date market shares through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales. In our presentation of data in tables or other charts, certain columns and rows may not add due to rounding.
OVERVIEW
P&G is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in about 180 countries and territories primarily through mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to individual consumers. We have on-the-ground operations in about 70 countries.
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
Sector Business Units
The Company's product categories are organized into five SBUs and five reportable segments (under U.S. GAAP): Beauty; Grooming; Health Care; Fabric & Home Care; and Baby, Feminine & Family Care. The SBUs are responsible for global brand strategy, product upgrades and innovation, marketing plans and supply chain. They have direct profit responsibility for markets (referred to as Focus Markets) representing the large majority of the Company's sales and earnings and are also responsible for innovation plans, supply plans and operating frameworks to drive growth and value creation in the remaining markets (referred to as Enterprise Markets). Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East and Africa (IMEA).

16 The Procter & Gamble Company
The following provides additional detail on our reportable segments and the product categories and brand composition within each segment.

Reportable Segments	% of Net Sales (1)	% of Net Earnings (1)	Product Categories (Sub-Categories)	Major Brands
Beauty	18%	18%	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
			Skin and Personal Care (Antiperspirants and Deodorants, Personal Cleansing, Skin Care)	Olay, Old Spice, Safeguard, Secret, SK-II, Native
Grooming	8%	9%	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	14%	14%	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
			Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	36%	34%	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
			Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	24%	25%	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
			Feminine Care (Adult Incontinence, Menstrual Care)	Always, Always Discreet, Tampax
			Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1)Percent of Net sales and Net earnings for the fiscal year ended June 30, 2024 (excluding results held in Corporate).
Organization Design:
Sector Business Units
Beauty: We are a global market leader amongst the beauty categories in which we compete, including hair care and skin and personal care. We are a global market leader in the retail hair care market with about 20% global market share primarily behind our Head & Shoulders and Pantene brands. In skin and personal care, we offer a wide variety of products, ranging from deodorants to personal cleansing to skin care, such as our Olay brand, which is one of the top facial skin care brands in the world with about 5% global market share.
Grooming: We are the global market leader in the grooming market, where we hold more than 45% share. Our global blades and razors market share is more than 60%, primarily behind our Gillette and Venus brands. Our appliances, such as electric shavers and intense pulse light devices, are sold primarily under the Braun brand. We hold over 25% of the male electric shavers market.
Health Care: We compete in oral care and personal health care. In oral care, there are several global competitors in the market, and we have the number two market share position with about 20% global market share behind our Crest and Oral-B brands. In personal health care, we are a global market leader among the categories in which we compete, including respiratory treatments, digestive wellness, sleep aids, vitamins and analgesics behind our Vicks, Metamucil, Pepto-Bismol and Neurobion brands.
Fabric & Home Care: This segment is comprised of a variety of fabric care products, including laundry detergents, additives and fabric enhancers; and home care products, including dishwashing liquids and detergents, surface cleaners and air fresheners. In fabric care, we generally have the number one or number two market share position and are the global market leader with over 35% market share in the markets in which we compete, primarily behind our Tide, Ariel and Downy brands. Our global home care market share is about 25% across the categories in which we compete, primarily behind our Cascade, Dawn, Febreze and Swiffer brands.
Baby, Feminine & Family Care: In baby care, we are a global market leader and compete mainly in taped diapers, pants and baby wipes, with more than 20% global market share. We generally have the number one or number two market share position in the markets in which we compete, primarily behind our Pampers brand. We are a global market leader in the feminine care category with over 20% global market share. We compete in the menstrual care sub-category primarily behind our Always and Tampax brands with over 25% global market share. We also compete in the adult incontinence sub-category behind Always Discreet, with about 15% market share in the markets in which we compete. Our family care business is predominantly a North American business comprised primarily of the Bounty paper towel and Charmin toilet paper brands. North America market shares are over 40% for Bounty and over 25% for Charmin.

The Procter & Gamble Company 17
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
Our strategy is to deliver and sustain value creation through five integrated choices: a portfolio of daily-use products where performance drives brand choice; superiority across product, package, brand communication, retail execution and value; productivity; constructive disruption of the entire value chain; and a highly efficient and effective organization structure.
The Company competes in daily-use product categories where performance plays a significant role in the consumer's choice of brands, and therefore, plays to P&G's strengths. Our focused portfolio of businesses consists of product categories where P&G has strong brands and consumer-meaningful product technologies with typically leadership market positions.
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
Ongoing productivity improvement is strategic and crucial to delivering our balanced top- and bottom-line growth, cash generation and value creation objectives. Productivity improvement enables investments to strengthen the superiority of our brands via product and packaging innovation, more efficient and effective supply chains, equity and awareness-building brand advertising and other programs and expansion of sales coverage and R&D programs. Productivity improvements also enable us to mitigate and manage through periods of challenging cost environments (including periods of increasing commodity, inflation and negative foreign exchange impacts). Our objective is to drive productivity improvements across all elements of the statement of earnings and balance sheet, including cost of goods sold, marketing and promotional spending, overhead costs and capital spending.
We act with agility and are constructively disrupting our highly competitive industry and the way we do business, including how we innovate, communicate and leverage new technologies, to create more value.
We are improving operational effectiveness and organizational culture through enhanced clarity of roles and responsibilities, accountability and incentive compensation programs.
Additionally, to further strengthen our integrated strategy, we have declared four focus areas. These are 1) leveraging environmental sustainability as an additional driver of superior performing products and packaging innovations, 2) increasing digital acumen to drive consumer and customer preference, reduce cost and enable rapid and efficient decision making, 3) developing next-level supply chain capabilities to enable flexibility, agility, resilience and a new level of productivity and 4) delivering a superior employee value equation for all employees inclusive of all genders, races, ethnicities, sexual orientations, ages and abilities - for all roles - to ensure we continue to attract, retain and develop the best talent to better serve our diverse consumer base.
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

18 The Procter & Gamble Company
RECENT DEVELOPMENTS
Limited Market Portfolio Restructuring
In December 2023, the Company announced a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. In connection with this announcement, the Company announced that it expected to record incremental restructuring charges of $1.0 to $1.5 billion after tax, consisting primarily of foreign currency translation losses to be recognized as non-cash charges upon the substantial liquidation of operations in the affected markets.
As of June 30, 2024, the Company has substantially liquidated its operations in certain Enterprise Markets, including Nigeria, and recorded a non-cash charge of $216 million after tax for accumulated currency translation losses previously included in Accumulated other comprehensive income/(loss). On July 1, 2024, the Company completed the divestiture of its business in Argentina. The Company expects to record a non-cash charge of approximately $750 million for accumulated currency translation losses in the first quarter of the fiscal year ending June 30, 2025. Consistent with our historical policies for ongoing restructuring-type activities, resulting charges were funded by and included within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs were reported as non-core charges. For more details on the restructuring program, refer to Note 3 to the Consolidated Financial Statements.
Intangible Asset Impairment
During the fiscal year ended June 30, 2024, the Company recorded a $1.3 billion before tax ($1.0 billion after tax) non-cash impairment charge on an indefinite-lived intangible asset acquired as part of the Company’s 2005 acquisition of The Gillette Company. The impairment charge arose from a reduction in the estimated fair value of the Gillette indefinite-lived intangible asset due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of the non-core restructuring program described above. This impairment charge adjusted the carrying value of the Gillette indefinite-lived intangible asset to fair value. For a more detailed discussion of the Gillette impairment, refer to Note 4 to the Consolidated Financial Statements.
SUMMARY OF 2024 RESULTS

Amounts in millions, except per share amounts	2024	2023	Change vs. Prior Year
Net sales	$84,039	$82,006	2%
Operating income	18,545	18,134	2%
Net earnings	14,974	14,738	2%
Net earnings attributable to Procter & Gamble	14,879	14,653	2%
Diluted net earnings per common share	6.02	5.90	2%
Core earnings per share	6.59	5.90	12%
Cash flow from operating activities	19,846	16,848	18%

•Net sales increased 2% to $84.0 billion versus the prior year. The net sales growth was driven by mid-single-digit increases in Health Care, Fabric & Home Care and Grooming and a low single-digit increase in Beauty. Net Sales were unchanged in Baby, Feminine & Family Care. Organic sales, which exclude the impact of acquisitions and divestitures and foreign exchange, increased 4%. Organic sales increased high single digits in Grooming, mid-single digits in Fabric & Home Care and Health Care and low single digits in Beauty and Baby, Feminine & Family Care.
•Operating income increased $411 million, or 2%, to $18.5 billion due to the increase in net sales, partially offset by the non-cash impairment charge of $1.3 billion related to the Gillette intangible asset.
•Net earnings increased $236 million, or 2%, to $15.0 billion due to the increase in operating income, partially offset by a higher effective tax rate. Foreign exchange impacts reduced net earnings by approximately $589 million.
•Net earnings attributable to Procter & Gamble increased $226 million, or 2%, to $14.9 billion.
•Diluted EPS increased 2% to $6.02 due to the increase in net earnings. Core EPS, which excludes the charge for the Gillette intangible asset impairment and incremental restructuring charges, increased 12% to $6.59.
•Cash flow from operating activities was $19.8 billion.
◦    Adjusted free cash flow, which is operating cash flow less capital expenditures and certain other impacts, was $16.9 billion.
◦    Adjusted free cash flow productivity, which is the ratio of adjusted free cash flow to net earnings excluding the Gillette intangible asset impairment charge and a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria, was 105%.

The Procter & Gamble Company 19
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries worldwide, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprised approximately 20% of our net sales in fiscal 2024. As a result, we are exposed to global macroeconomic factors, geopolitical tensions and government policies. We are exposed to market risks from operating in challenging environments due to economic, political and social instabilities, natural disasters, debt and credit issues, currency controls, foreign exchange and interest rate changes. These risks can negatively impact our net sales, net earnings and cash flows. For example, we are exposed to risks due to the ongoing war between Russia and Ukraine. Our Russia business accounted for less than 2% of consolidated net sales, net earnings and net assets as of June 30, 2024.
Foreign Exchange. We have significant exposure to exchange rate fluctuations, both due to translation and transaction exposures. Translation exposures arise from measuring income statements of foreign subsidiaries with functional currencies other than the U.S. dollar. Transaction exposures involve impacts from 1) input costs that are denominated in currencies other than the local reporting currency and 2) revaluation of working capital balances denominated in currencies other than the functional currency. We have experienced significant foreign exchange impacts in the past due to the weakening of certain foreign currencies versus the US dollar, which have negatively impacted net sales, net earnings and cash flows. In response to the devaluation of foreign currencies (including those deemed highly inflationary), any lags or inability (due to government restrictions) to implement price increases or the negative impacts of such actions on product consumption may lead to a decline in our net sales, net earnings and cash flows.
Commodities and Supply Chain. Our costs are subject to fluctuations due to changes in commodity and input material prices, transportation costs, inflationary impacts and productivity efforts. We have significant exposures to certain commodities and input materials, in particular certain oil-derived materials like resins and paper-based materials like pulp. Volatility in the market price of commodities and input materials directly affects our costs. Disruptions in manufacturing, supply and distribution operations can lead to increased costs. Legal or regulatory requirements and sustainability initiatives may result in increased costs. We strive to implement, achieve and sustain cost improvement plans, including supply chain optimization and general overhead and workforce optimization. Increased pricing in response to certain inflationary or cost increases may also offset portions of the cost impacts; however, such price increases may negatively impact product consumption. If we are unable to manage cost impacts through pricing actions and consistent productivity improvements, it may negatively impact our net sales, net earnings and cash flows.
Government Policies. We are exposed to changes in U.S. and foreign government legislative, regulatory or enforcement policies that can have a negative impact on net sales, net earnings and cash flows. These include tax policy changes (both U.S. and foreign), including those resulting from the current work being led by the OECD/G20 Inclusive Framework focused on "Addressing the Challenges of the Digitalization of the Economy”. Government controls such as currency exchanges, pricing and import authorizations as well as government policies related to environmental and climate change matters and changes to international trade agreements can also impact our financial performance.
For additional information on risk factors that could impact our business results, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2024.
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

20 The Procter & Gamble Company
For a detailed discussion of the fiscal 2023 year-over-year changes, please refer to the MD&A in Part II, Item 7 of the Company's Form 10-K for the fiscal year ended June 30, 2023.
Net Sales
Net sales increased 2% to $84.0 billion in fiscal 2024. The increase in net sales was driven by higher pricing of 4%, partially offset by unfavorable foreign exchange of 2%. Volume and mix were unchanged versus the prior year.
Net sales increased mid-single digits in Health Care, Fabric & Home Care and Grooming and increased low single digits in Beauty. Net sales were unchanged in Baby, Feminine & Family Care. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 4%. Organic sales increased high single digits in Grooming, mid-single digits in Fabric & Home Care and Health Care and low single digits in Beauty and Baby, Feminine & Family Care.

Operating Costs

Comparisons as a percentage of net sales; fiscal years ended June 30	2024	2023	Basis Point Change
Gross margin	51.4%	47.9%	350 bps
Selling, general and administrative expense	27.7%	25.7%	200 bps
Operating margin	22.1%	22.1%	0 bps
Earnings before income taxes	22.3%	22.4%	(10) bps
Net earnings	17.8%	18.0%	(20) bps
Net earnings attributable to Procter & Gamble	17.7%	17.9%	(20) bps
Gross margin increased 350 basis points to 51.4% of net sales. The increase in gross margin was due to:
•a 220 basis-point increase from manufacturing productivity savings,
•160 basis points of lower commodity costs and
•a 170 basis-point increase from higher pricing.
These increases were partially offset by:
•an 80 basis-point decline from unfavorable product mix including the decline of the super-premium SK-II brand,
•a 60 basis-point decline from unfavorable foreign exchange impacts,
•30 basis points of product and packaging investments and
•30 basis points of one-time manufacturing related costs including capacity startup costs.
Total SG&A increased 10% to $23.3 billion due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 200 basis points to 27.7% due primarily to the increase in marketing spending as a percentage of net sales.
•Marketing spending as a percentage of net sales increased 170 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings.
•Overhead costs as a percentage of net sales increased 20 basis points due to wage inflation and other cost increases, partially offset by the positive scale impacts of the net sales increase and productivity savings.
Productivity-driven cost savings delivered 60 basis points of benefit to SG&A as a percentage of net sales.
In the fiscal year ended June 30, 2024, the Company recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset. The impairment charge arose from a reduction in the estimated fair value of the Gillette indefinite-lived intangible asset due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of the limited market portfolio restructuring program. For further discussion of the Gillette impairment charge, refer to Note 4 to the Consolidated Financial Statements.
Operating margin was unchanged at 22.1% as the increase in gross margin was more than fully offset by the increase in SG&A as a percentage of net sales and the non-cash impairment charge, as discussed above.
Operating income increased $411 million, or 2%, to $18.5 billion due to the increase in net sales, as discussed above.
Non-Operating Items
•Interest expense was $925 million, an increase of $169 million versus the prior year due primarily to higher interest rates.
•Interest income was $473 million, an increase of $166 million versus the prior year due primarily to higher interest rates.
•Other non-operating income was unchanged at $668 million as gains from the sale of minor brands and an increase in net non-operating benefits on postretirement plans were fully offset by a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria.

The Procter & Gamble Company 21
Income Taxes
The effective income tax rate for fiscal year ended June 30, 2024, was 20.2%, compared to 19.7% for the fiscal year ended June 30, 2023. The increase in the effective tax rate was primarily driven by unfavorable geographic mix impacts, partially offset by decreases due to higher excess tax benefits of share-based compensation.
Net Earnings
Earnings before income taxes increased $408 million, or 2%, to $18.8 billion due to the increase in operating income discussed above. Net earnings increased $236 million, or 2%, to $15.0 billion due to the increase in earnings before income taxes, partially offset by the increase in the effective income tax rate discussed above.
Foreign exchange impacts reduced net earnings by approximately $589 million due to a weakening of certain currencies against the U.S. dollar. This impact includes both transactional charges and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars.
Net earnings attributable to Procter & Gamble increased $226 million, or 2%, to $14.9 billion.
Diluted EPS increased $0.12, or 2%, to $6.02 due primarily to the increase in net earnings.
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

	Net Sales Change Drivers 2024 vs. 2023 (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	—%	—%	(2)%	4%	(1)%	—%	1%
Grooming	1%	1%	(5)%	8%	—%	—%	4%
Health Care	(1)%	(1)%	—%	4%	2%	—%	5%
Fabric & Home Care	1%	1%	(1)%	3%	1%	—%	4%
Baby, Feminine & Family Care	(2)%	(2)%	(2)%	3%	1%	—%	—%
TOTAL COMPANY	—%	—%	(2)%	4%	—%	—%	2%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
BEAUTY

($ millions)	2024	2023	Change vs. 2023
Volume	N/A	N/A	—%
Net sales	$15,220	$15,008	1%
Net earnings	$2,963	$3,178	(7)%
% of net sales	19.5%	21.2%	(170) bps
Beauty net sales increased 1% to $15.2 billion as the positive impact of higher pricing of 4% was partially offset by unfavorable foreign exchange of 2% and an unfavorable mix of 1% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices). Unit volume was unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%. Global market share of the Beauty segment increased 0.1 points.
•Hair Care net sales increased mid-single digits. Positive impacts of higher pricing (driven by Latin America, Europe and North America), a net benefit from acquisitions and divestitures and favorable brand mix (due to growth of the premium Native brand) were partially offset by negative impacts of unfavorable foreign exchange. Unit volume was unchanged as growth in Latin America (due to market growth), North America and Asia Pacific (both due to innovation) was offset by a decline in Greater China (due to market contraction and distribution footprint changes). Organic sales increased high single digits due to an approximately 30% growth in Latin America, double-digit increases in North America and Europe, partially offset by a mid-single-digit decline in Greater China. Global market share of the hair care category decreased 0.2 points.
•Skin and Personal Care net sales decreased low single digits. Negative impacts of unfavorable mix (due to the decline of the super-premium SK-II brand, which has higher than category-average selling prices) and unfavorable foreign exchange

22 The Procter & Gamble Company
were partially offset by the positive impacts of higher pricing (across all regions) and an increase in unit volume. The unit volume increase was driven by growth in North America and Europe (both due to innovation in Personal Care), partially offset by a decline in Greater China (due to the decline of the super-premium SK-II brand and market contraction). Organic sales decreased low single digits due to mid-teen declines in Asia Pacific and Greater China, partially offset by a double-digit increase in North America. Global market share of the skin and personal care category increased 0.3 points.
Net earnings decreased 7% to $3.0 billion as the increase in net sales was more than offset by a 170 basis-point decline in net earnings margin. Net earnings margin decreased as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales and a higher effective tax rate. The gross margin improvement was driven by productivity savings and increased pricing, partially offset by negative product mix (due primarily to the decline of the super-premium SK-II brand). SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending, partially offset by the positive scale effects of the net sales increase. The higher effective tax rate was driven by unfavorable geographic mix.
GROOMING

($ millions)	2024	2023	Change vs. 2023
Volume	N/A	N/A	1%
Net sales	$6,654	$6,419	4%
Net earnings	$1,477	$1,461	1%
% of net sales	22.2%	22.8%	(60) bps
Grooming net sales increased 4% to $6.7 billion driven by higher pricing of 8% (driven primarily by Latin America and Europe) and a 1% increase in unit volume, partially offset by unfavorable foreign exchange of 5%. Mix had a neutral impact on net sales growth. The increase in unit volume was due to growth in IMEA and Latin America (both due to innovation), partially offset by decline in Europe (due to increased pricing). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 9% driven by an approximately 40% growth in Latin America and high single-digit growth in Europe, partially offset by a low single-digit decline in North America. Global market share of the Grooming segment increased 0.5 points.
Net earnings increased 1% to $1.5 billion due to the increase in net sales, partially offset by a 60 basis-point decrease in net earnings margin. Net earnings margin declined as an increase in gross margin was more than fully offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable foreign exchange and unfavorable mix due to the growth of premium innovation that has lower than segment-average gross margins. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.
HEALTH CARE

($ millions)	2024	2023	Change vs. 2023
Volume	N/A	N/A	(1)%
Net sales	$11,793	$11,226	5%
Net earnings	$2,258	$2,125	6%
% of net sales	19.1%	18.9%	20 bps
Health Care net sales increased 5% to $11.8 billion driven by higher pricing of 4% and favorable mix of 2% (due to growth in North America and Europe, both of which have higher than segment-average selling prices), partially offset by a 1% decrease in unit volume. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales also increased 5%. Global market share of the Health Care segment increased 0.6 points.
•Oral Care net sales increased mid-single digits due to the positive impacts of favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices) and higher pricing (driven by Latin America, Europe and North America), partially offset by a decrease in unit volume. The unit volume decrease was due to a decline in Latin America and Greater China (both due to share losses) partially offset by growth in North America and Europe (both due to market growth). Organic sales also increased mid-single digits due to a double-digit increase in Europe and a mid-single-digit increase in North America partially offset by a low single-digit decline in Greater China. Global market share of the oral care category increased 0.1 points.
•Personal Health Care net sales increased mid-single digits due to the positive impacts of higher pricing (driven by North America, Latin America and Europe) and favorable foreign exchange, partially offset by unfavorable mix (due to the decline of respiratory products that have higher than category-average selling prices) and a decrease in unit volume. The unit volume decrease was due to declines in Latin America and IMEA (both due to market contraction including lower cough and cold incidence), partially offset by growth in North America (due to innovation). Organic sales increased low single digits due to mid-single-digit growth in Europe and North America, partially offset by a low single-digit decline in Asia Pacific. Global market share of the personal health care category increased 0.7 points.

The Procter & Gamble Company 23
Net earnings increased 6% to $2.3 billion due to the increase in net sales and a 20 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by higher pricing and productivity savings, partially offset by unfavorable product mix (due to a decline in respiratory products, which have higher than segment-average gross margins). SG&A as a percentage of net sales increased due to increased marketing spending, partially offset by the positive scale impacts of the net sales increase.
FABRIC & HOME CARE

($ millions)	2024	2023	Change vs. 2023
Volume	N/A	N/A	1%
Net sales	$29,495	$28,371	4%
Net earnings	$5,687	$4,828	18%
% of net sales	19.3%	17.0%	230 bps
Fabric & Home Care net sales increased 4% to $29.5 billion driven by higher pricing of 3%, favorable mix of 1% and a 1% increase in unit volume, partially offset by unfavorable foreign exchange of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 5%. Global market share of the Fabric & Home Care segment was unchanged.
•Fabric Care net sales increased low single digits driven by the positive impacts of higher pricing (driven by Europe, Asia Pacific and Latin America, partially offset by increased trade spending in North America) and favorable geographic mix (due to disproportionate growth in North America, which has higher than category-average selling prices). Unit volume was unchanged as growth in North America (due to increased marketing support and market growth) and Europe (due to innovation and increased marketing support) was offset by declines primarily in Asia Pacific (due to increased pricing) and Greater China (due to market contraction and portfolio rationalization). Organic sales also increased low single digits driven by a high single-digit increase in Europe and a low single-digit increase in North America, partially offset by a mid-teens decline in Greater China. Global market share of the fabric care category decreased 0.5 points.
•Home Care net sales increased high single digits. Positive impacts of higher pricing (driven primarily by Europe and North America), a unit volume increase and favorable premium product mix were partially offset by unfavorable foreign exchange. The unit volume increase was due to growth in North America and Europe (both due to innovation), partially offset by decline in Latin America (due to increased pricing). Organic sales increased high single digits driven by mid-teens growth in Europe and a high single-digit growth in North America. Global market share of the home care category increased 0.8 points.
Net earnings increased 18% to $5.7 billion due to the increase in net sales and a 230 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by productivity savings, lower commodity costs and higher pricing. SG&A as a percentage of net sales increased due primarily to an increase in marketing spending, partially offset by the positive scale effects of the net sales increase.
BABY, FEMININE & FAMILY CARE

($ millions)	2024	2023	Change vs. 2023
Volume	N/A	N/A	(2)%
Net sales	$20,277	$20,217	—%
Net earnings	$4,020	$3,545	13%
% of net sales	19.8%	17.5%	230 bps
Baby, Feminine & Family Care net sales were unchanged at $20.3 billion as the positive impacts of higher pricing of 3% and favorable mix of 1% (due to a higher proportion of sales in North America, which has higher than segment-average selling prices) were offset by a 2% decrease in unit volume and unfavorable foreign exchange of 2%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 2%. Global market share of the Baby, Feminine & Family Care segment decreased 0.2 points.
•Baby Care net sales decreased low single digits. Negative impacts of a decrease in unit volume and unfavorable foreign exchange were partially offset by higher pricing (driven primarily by Latin America and Europe) and favorable product mix (due to a higher proportion of premium-priced diapers). Volumes decreased in all regions led by Europe, IMEA and North America, due to increased pricing and competitive activity. Organic sales decreased low single digits driven by a mid-single-digit decline in Europe partially offset by mid-teens growth in Latin America. Global market share of the baby care category decreased 0.3 points.
•Feminine Care net sales increased low single digits. Positive impacts of higher pricing (driven primarily by Europe, Latin America and IMEA) and favorable mix (due to a higher proportion of premium products) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was driven primarily by declines in

24 The Procter & Gamble Company
Europe (due to increased pricing), Latin America (due to increased competitive activity) and IMEA (due to increased pricing), partially offset by growth in North America (due to increased marketing support and distribution gains). Organic sales increased mid-single digits driven by mid-single-digit increases in Europe and IMEA and a low single-digit increase in North America. Market share of the feminine care category increased 0.2 points.
•Net sales in Family Care, which is predominantly a North American business, increased low single digits driven by a unit volume increase (due to market growth and increased marketing support) and higher pricing, partially offset by unfavorable product mix (due to growth of larger pack sizes with lower than category-average selling prices). Organic sales also increased low single digits. North America's share of the family care category decreased 0.4 points.
Net earnings increased 13% to $4.0 billion due to a 230 basis-point increase in net earnings margin. Net earnings margin increased primarily due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. Gross margin increased primarily due to lower commodity costs, productivity savings and increased pricing, partially offset by unfavorable foreign exchange. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending.
CORPORATE

($ millions)	2024	2023	Change vs. 2023
Net sales	$601	$765	(21)%
Net earnings/(loss)	$(1,430)	$(399)	N/A
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
Corporate net sales decreased $164 million to $601 million due to a decrease in net sales of incidental businesses managed at the corporate level. Corporate net earnings decreased $1.0 billion due to a loss of $1.4 billion due primarily to the impairment charge of the Gillette intangible asset and incremental restructuring charges.
Restructuring Program to Deliver Productivity and Cost Savings
The Company has historically had an ongoing restructuring program with annual spending in the range of $250 to $500 million before tax. On December 5, 2023, the Company announced an incremental limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria.
In fiscal 2024, the Company incurred before tax restructuring costs of $659 million, which include foreign currency translation losses recognized as a non-cash charge of approximately $216 million due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria. Restructuring accruals of $166 million as of June 30, 2024, are classified as current liabilities. Excluding the non-cash charges of foreign currency translation losses for certain Enterprise Markets, including Nigeria, approximately 64% of the restructuring charges incurred in fiscal 2024 either have been or will be settled with cash. Consistent with our policies for restructuring-type activities, the resulting charges are funded by and included within Corporate for segment reporting.
Savings generated from the Company's restructuring program are difficult to estimate, given the nature of the activities, the timing of the execution and the degree of reinvestment. In addition to our restructuring programs, we have additional ongoing savings efforts in our supply chain, marketing and overhead areas that yield additional benefits to our operating margins. Refer to Note 3 to the Consolidated Financial Statements for more details on the restructuring program.
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

The Procter & Gamble Company 25
Cash Flow Analysis

($ millions)	2024	2023
Net cash provided by operating activities	$19,846	$16,848
Net cash used in investing activities	(3,504)	(3,500)
Net cash used in financing activities	(14,855)	(12,146)
Adjusted Free Cash Flow	16,946	14,011
Adjusted Free Cash Flow Productivity	105%	95%
Operating Cash Flow
Operating cash flow was $19.8 billion in 2024, an 18% increase versus the prior year. Net earnings, adjusted for certain non-cash items (depreciation and amortization, intangible asset impairment, share-based compensation expense, deferred income taxes and gain on sale of assets) generated approximately $19.3 billion of operating cash flow. Working capital and other impacts generated $533 million of cash in the period primarily driven by an increase in trade payables and other non-cash add-backs, partially offset by an increase in accounts receivable and a decrease in post-retirement benefit accruals. The increase in trade payables is primarily from increased marketing support activities and extended payment terms with suppliers, partially offset by lower supply chain payables due to a decrease in commodity costs. Other non-cash add-backs include the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria. The increase in Accounts Receivable is primarily from sales growth. The decrease in post-retirement benefit accruals is due to payments and the net periodic credit from other retiree benefits. Days sales outstanding increased by two days. Days inventory on hand increased by two days.
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
Adjusted free cash flow was $16.9 billion in 2024, an increase of 21% versus the prior year. The increase was primarily driven by the increase in operating cash flows as discussed above. Adjusted free cash flow productivity, defined as the ratio of adjusted free cash flow to net earnings excluding the Gillette intangible asset impairment charge and non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria, was 105% in 2024.
Investing Cash Flow
Net investing activities used $3.5 billion of cash in 2024, primarily due to capital expenditures and the settlement of net investment hedges.
Financing Cash Flow
Net financing activities used $14.9 billion of cash in 2024, mainly due to dividends to shareholders, treasury stock purchases and a net debt decrease, partially offset by the impact of stock options and other.
Liquidity
At June 30, 2024, our current liabilities exceeded current assets by $8.9 billion, largely due to accounts payable, short-term borrowings and debt due within one year. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. The Company regularly assesses its cash needs and the available sources to fund these needs. As of June 30, 2024, the Company had $6.1 billion of cash and cash equivalents related to foreign subsidiaries, primarily in various European and Asian countries. We did not have material cash and cash equivalents related to any country subject to exchange controls that significantly restrict our ability to access or repatriate the funds. Under current law, we do not expect restrictions or taxes on repatriation of cash held outside of the U.S. to have a material effect on our overall liquidity, financial condition or the results of operations for the foreseeable future.
We utilize short- and long-term debt to fund discretionary items, such as acquisitions and share repurchases. We have strong short- and long-term debt ratings, which have enabled and should continue to enable us to refinance our debt as it becomes due in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
On June 30, 2024, our short-term credit ratings were P-1 (Moody's) and A-1+ (Standard & Poor's), while our long-term credit ratings were Aa3 (Moody's) and AA- (Standard & Poor's), all with a stable outlook.
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2028 and October 2024, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not

26 The Procter & Gamble Company
have cross-default or ratings triggers, nor do they have material adverse events clauses, except at the time of signing. In addition to these credit facilities, we have an automatically effective registration statement on Form S-3 filed with the SEC that is available for registered offerings of short- or long-term debt securities. For additional details on debt, see Note 10 to the Consolidated Financial Statements.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
Contractual Commitments
The following table provides information on the amount and payable date of our contractual commitments as of June 30, 2024.

($ millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
RECORDED LIABILITIES
Total debt	$32,922	$7,220	$7,821	$4,048	$13,833
Leases	1,031	244	370	227	190
U.S. Tax Act transitional charge (1)	1,154	562	592	—	—
OTHER
Interest payments relating to long-term debt	5,815	796	1,363	972	2,684
Minimum pension funding (2)	506	164	342	—	—
Purchase obligations (3)	2,610	1,092	910	376	232
TOTAL CONTRACTUAL COMMITMENTS	$44,038	$10,078	$11,398	$5,623	$16,939
(1)Represents the U.S. federal tax liability associated with the repatriation provisions of the U.S. Tax Act.
(2)Represents future pension payments to comply with local funding requirements. These future pension payments assume the Company continues to meet its future statutory funding requirements. Considering the current economic environment in which the Company operates, the Company believes its cash flows are adequate to meet the future statutory funding requirements. The projected payments beyond fiscal year 2027 are not currently determinable.
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

The Procter & Gamble Company 27
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
The expected return on plan assets assumption impacts our defined benefit expense since many of our defined benefit pension plans and our primary OPRB plan are partially funded. The process for setting the expected rates of return is described in Note 8 to the Consolidated Financial Statements. For 2024, the average return on assets assumptions for pension plan assets and OPRB assets was 6.0% and 8.5%, respectively. A change in the rate of return of 100 basis points for both pension and OPRB assets would impact annual after-tax benefit/expense by approximately $145 million.
Since pension and OPRB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. Discount rates used for our U.S. defined benefit pension and OPRB plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plan. For our international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The average discount rate on the defined benefit pension plans of 4.2% represents a weighted average of local rates in countries where such plans exist. A 100 basis-point change in the discount rate would impact annual after-tax benefit expense by approximately $85 million. The average discount rate on the OPRB plan of 5.8% reflects the higher interest rates generally applicable in the U.S., which is where most of the plan participants receive benefits. A 100 basis-point change in the discount rate would impact annual after-tax OPRB expense by approximately $30 million. See Note 8 to the Consolidated Financial Statements for additional details on our defined benefit pension and OPRB plans.
Goodwill and Intangible Assets
Significant judgment is required to estimate the fair value of our goodwill reporting units and intangible assets. Accordingly, we typically obtain the assistance of third-party valuation specialists for significant goodwill reporting units and intangible assets. Determining the useful life of an intangible asset also requires judgment. Certain brand intangible assets are expected to have

28 The Procter & Gamble Company
indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets (e.g., certain brands, customer relationships, patents and technologies) are expected to have determinable useful lives. Our assessment as to brands that have an indefinite life and those that have a determinable life is based on a number of factors including competitive environment, market share, brand history, underlying product life cycles, operating plans and the macroeconomic environment of the countries in which the brands are sold. Determinable-lived intangible assets are amortized to expense over their estimated lives. An impairment assessment for determinable-lived intangibles is only required when an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable.
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. We use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. When appropriate, the market approach, which leverages comparable company revenue and earnings multiples, is weighted with the income approach to estimate fair value. If the resulting fair value is less than the asset's carrying value, that difference represents an impairment. Our annual impairment testing for goodwill and indefinite-lived intangible assets occurs during the three months ended December 31. Other than our Gillette indefinite-lived intangible asset, our goodwill reporting units and our indefinite-lived intangible assets have fair values that significantly exceed their underlying carrying values.
During the fiscal year ended June 30, 2024, we determined the fair value of the Gillette indefinite-lived intangible asset was less than its carrying value. As a result, we recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) to reduce the carrying amount to be equivalent to the estimated fair value. As of June 30, 2024, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria.
While we have concluded that no triggering event has occurred during the quarter ended June 30, 2024, the Gillette indefinite-lived intangible asset is susceptible to future impairment risk. Adverse changes in the business or in the macroeconomic environment including foreign currency devaluation, increasing global inflation, or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a future impairment charge.
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
We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2023, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rates to demonstrate the potential impacts to the estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our shorter-term and residual growth rates, or a 50 basis-point decrease in our royalty rates, which may result in an additional impairment of the Gillette indefinite-lived intangible asset.

The Procter & Gamble Company 29

	Approximate Percent Change in Estimated Fair Value
	+25 bps Discount Rate	-25 bps Growth Rate	-50 bps Royalty Rate
Gillette indefinite-lived intangible asset	(5)%	(5)%	(4)%
See Note 4 to the Consolidated Financial Statements for additional discussion on goodwill and intangible assets.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2024.
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
Derivative positions are monitored using techniques including market valuation, sensitivity analysis and value-at-risk modeling. The tests for interest rate, currency rate and commodity derivative positions discussed below are based on the RiskManager™ value-at-risk model using a one-year horizon and a 95% confidence level. The model incorporates the impact of correlation (the degree to which exposures move together over time) and diversification (from holding multiple currency, commodity and interest rate instruments) and assumes that financial returns are normally distributed. Estimates of volatility and correlations of market factors are drawn from the RiskMetrics™ dataset as of June 30, 2024. In cases where data is unavailable in RiskMetrics™, a reasonable proxy is included.
Our market risk exposures relative to interest rates, currency rates and commodity prices, as discussed below, have not changed materially versus the previous reporting period. In addition, we are not aware of any facts or circumstances that would significantly impact such exposures in the near term.
Interest Rate Exposure. We are exposed to interest rate movements due to our long and short-term borrowing program. Interest rate swaps are used to manage exposures to interest rates on underlying debt obligations. Certain interest rate swaps denominated in foreign currencies are designated to hedge exposures to currency exchange rate movements on our investments in foreign operations. These currency interest rate swaps are designated as hedges of the Company's foreign net investments.
Based on our interest rate exposure as of and during the fiscal year ended June 30, 2024, including derivative and other instruments sensitive to interest rates, we believe a near-term change in interest rates, at a 95% confidence level based on historical interest rate movements, would not materially affect our financial statements.
Currency Rate Exposure. Because we manufacture and sell products and finance operations in a number of countries throughout the world, we are exposed to movements in currency exchange rates. We leverage the Company’s diversified portfolio of exposures as a natural hedge. Corporate policy prescribes the range of allowable hedging activity. To manage the exchange rate risk associated with the financing of our operations, we primarily use forward contracts and currency swaps with maturities of less than 18 months.
Based on our currency rate exposure on derivative and other instruments as of and during the fiscal year ended June 30, 2024, we believe, at a 95% confidence level based on historical currency rate movements, the impact on such instruments of a near-term change in currency rates would not materially affect our financial statements.
Commodity Price Exposure. We use raw materials that are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. We may use futures, options and swap contracts to manage the volatility related to the above exposures. During the fiscal years ended June 30, 2024 and 2023, we did not have any financial commodity hedging activity.
Measures Not Defined By U.S. GAAP
In accordance with the SEC's Regulation S-K Item 10(e), the following provides definitions of non-GAAP measures and a reconciliation to the most closely related GAAP measure. We believe that these measures provide useful perspective on underlying business trends (i.e., trends excluding non-recurring or unusual items) and results and provide a supplemental measure of year-on-year results. The non-GAAP measures described below are used by management in making operating decisions, allocating financial resources and for business strategy purposes. These measures may be useful to investors, as they provide supplemental information about business performance and provide investors with a view of our business results through the eyes of management. These measures are also used to evaluate senior management and are a factor in determining their at-

30 The Procter & Gamble Company
risk compensation. These non-GAAP measures are not intended to be considered by the user in place of the related GAAP measures but rather as supplemental information to our business results. These non-GAAP measures may not be the same as similar measures used by other companies due to possible differences in method and in the items or events being adjusted.
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
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Fiscal year ended June 30, 2024	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	1%	2%	—%	3%
Grooming	4%	5%	—%	9%
Health Care	5%	—%	—%	5%
Fabric & Home Care	4%	1%	—%	5%
Baby, Feminine & Family Care	—%	2%	—%	2%
TOTAL COMPANY	2%	2%	—%	4%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

	Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
2024	$19,846	$(3,322)	$422	$16,946
2023	$16,848	$(3,062)	$225	$14,011
Adjusted Free Cash Flow Productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding the Gillette intangible asset impairment charge and non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is used in assessing the achievement of management goals for at-risk compensation.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

	Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
2024	$16,946	$14,974	$1,242	$16,216	105%
2023	$14,011	$14,738	$—	$14,738	95%
(1)Adjustments to Net Earnings relate to the after-tax Gillette intangible asset impairment charge ($1.0 billion) and non-cash charge for accumulated foreign currency translation losses ($216) due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria.
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

The Procter & Gamble Company 31
•Intangible asset impairment: As discussed in Note 4 to the Consolidated Financial Statements, in the fiscal year ended June 30, 2024, the Company recognized a non-cash, after-tax impairment charge of $1.0 billion ($1.3 billion before tax) to adjust the carrying value of the Gillette intangible asset acquired as part of the Company's 2005 acquisition of The Gillette Company.
We do not view the above items to be part of our sustainable results, and their exclusion from core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Fiscal Year Ended June 30, 2024				Fiscal Year Ended June 30, 2023
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$40,848	$(70)	$—	$40,778	$42,760
Selling, general and administrative expense	23,305	(33)	—	23,273	21,112
Operating income	18,545	103	1,341	19,988	18,134
Non-operating income, net	668	248	—	916	668
Income taxes	3,787	(25)	315	4,077	3,615
Net earnings attributable to P&G	14,879	376	1,026	16,281	14,653
				Core EPS
Diluted net earnings per common share (2)	$6.02	$0.15	$0.42	$6.59	$5.90
(1)For the fiscal year ended June 30, 2023, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	2%
Core net earnings attributable to P&G	11%
Diluted net earnings per common share	2%
Core EPS	12%
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is incorporated by reference to the section entitled Other Information in the MD&A and Note 9 to the Consolidated Financial Statements.

32 The Procter & Gamble Company
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2024, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of June 30, 2024, based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2024, as stated in their report which is included herein.

/s/ Jon R. Moeller
(Jon R. Moeller)
Chairman of the Board, President and Chief Executive Officer

/s/ Andre Schulten
(Andre Schulten)
Chief Financial Officer

August 5, 2024

The Procter & Gamble Company 33
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Intangible Assets — Gillette Indefinite-Lived Intangible Asset — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of the Gillette indefinite-lived intangible asset (the “Gillette Brand”) for impairment involves the comparison of the fair value to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the respective asset. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings, including growth rates beyond a 10-year time period, royalty rate and discount rate. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The Company performed their annual impairment assessment of the Gillette Brand as of October 1, 2023. During the fiscal year ended June 30, 2024, the Company determined that the fair value of the Gillette indefinite-lived intangible asset was less than its carrying amount. As a result, the Company recorded an impairment charge of $1.3 billion ($1.0 billion after tax) to reduce the carrying amount to be equivalent to the estimated fair value as of December 31, 2023. As of June 30, 2024, the carrying value of the Gillette Brand was $12.8 billion.
We identified the Company’s impairment evaluation of the Gillette Brand as a critical audit matter because of the significant judgments made by management to estimate the fair value of the indefinite-lived intangible asset. A high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales and earnings as well as the selection of royalty rate and discount rate, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future net sales and earnings and the selection of the royalty rate and discount rate for the Gillette Brand included the following, among others:

34 The Procter & Gamble Company
•We tested the effectiveness of controls over the Gillette Brand, including those over the determination of fair value, such as controls related to management’s development of forecasts of future net sales and earnings, and the selection of royalty rate and discount rate.
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
•With the assistance of our fair value specialists, we evaluated the net sales and earnings growth rates, royalty rate, and discount rate by:
•Testing the source information underlying the determination of net sales and earnings growth rates, royalty rate, and discount rate and the mathematical accuracy of the calculations.
•Developing a range of independent estimates for the discount rate and comparing the discount rate selected by management to that range.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 5, 2024

We have served as the Company’s auditor since 1890.

The Procter & Gamble Company 35
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Procter & Gamble Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Procter & Gamble Company and subsidiaries (the "Company") as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 5, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
August 5, 2024

36 The Procter & Gamble Company
Consolidated Statements of Earnings

Amounts in millions except per share amounts; fiscal years ended June 30	2024	2023	2022
NET SALES	$84,039	$82,006	$80,187
Cost of products sold	40,848	42,760	42,157
Selling, general and administrative expense	23,305	21,112	20,217
Indefinite-lived intangible asset impairment charge	1,341	—	—
OPERATING INCOME	18,545	18,134	17,813
Interest expense	(925)	(756)	(439)
Interest income	473	307	51
Other non-operating income, net	668	668	570
EARNINGS BEFORE INCOME TAXES	18,761	18,353	17,995
Income taxes	3,787	3,615	3,202
NET EARNINGS	14,974	14,738	14,793
Less: Net earnings attributable to noncontrolling interests	95	85	51
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$14,879	$14,653	$14,742

NET EARNINGS PER COMMON SHARE (1)
Basic	$6.18	$6.07	$6.00
Diluted	$6.02	$5.90	$5.81
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Consolidated Statements of Comprehensive Income

Amounts in millions; fiscal years ended June 30	2024	2023	2022
NET EARNINGS	$14,974	$14,738	$14,793
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation (net of tax (benefit)/expense of $66, $(197) and $515, respectively)	(226)	(71)	(1,450)
Unrealized gains/(losses) on investment securities (net of tax (benefit)/expense of $(1), $(2) and $1, respectively)	(3)	(7)	5
Unrealized gains on defined benefit postretirement plans (net of tax expense of $230, $9 and $1,022, respectively)	546	40	2,992
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	317	(38)	1,547
TOTAL COMPREHENSIVE INCOME	15,291	14,700	16,340
Less: Comprehensive income attributable to noncontrolling interests	92	78	43
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$15,199	$14,622	$16,297

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 37
Consolidated Balance Sheets

Amounts in millions except stated values; as of June 30	2024	2023
Assets
CURRENT ASSETS
Cash and cash equivalents	$9,482	$8,246
Accounts receivable	6,118	5,471
INVENTORIES
Materials and supplies	1,617	1,863
Work in process	929	956
Finished goods	4,470	4,254
Total inventories	7,016	7,073
Prepaid expenses and other current assets	2,095	1,858
TOTAL CURRENT ASSETS	24,709	22,648
PROPERTY, PLANT AND EQUIPMENT, NET	22,152	21,909
GOODWILL	40,303	40,659
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET	22,047	23,783
OTHER NONCURRENT ASSETS	13,158	11,830
TOTAL ASSETS	$122,370	$120,829

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable	$15,364	$14,598
Accrued and other liabilities	11,073	10,929
Debt due within one year	7,191	10,229
TOTAL CURRENT LIABILITIES	33,627	35,756
LONG-TERM DEBT	25,269	24,378
DEFERRED INCOME TAXES	6,516	6,478
OTHER NONCURRENT LIABILITIES	6,398	7,152
TOTAL LIABILITIES	71,811	73,764
SHAREHOLDERS' EQUITY
Convertible Class A preferred stock, stated value $1 per share (600 shares authorized)	798	819
Non-Voting Class B preferred stock, stated value $1 per share (200 shares authorized)	—	—
Common stock, stated value $1 per share (10,000 shares authorized; shares issued: 2024 - 4,009.2, 2023 - 4,009.2)	4,009	4,009
Additional paid-in capital	67,684	66,556
Reserve for ESOP debt retirement	(737)	(821)
Accumulated other comprehensive loss	(11,900)	(12,220)
Treasury stock (shares held: 2024 - 1,652.2; 2023 - 1,647.1)	(133,379)	(129,736)
Retained earnings	123,811	118,170
Noncontrolling interest	272	288
TOTAL SHAREHOLDERS' EQUITY	50,559	47,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$122,370	$120,829

See accompanying Notes to Consolidated Financial Statements.

38 The Procter & Gamble Company
Consolidated Statements of Shareholders' Equity

Dollars in millions except per share amounts; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2021	2,429,706	$4,009	$870	$64,848	($1,006)	($13,744)	($114,973)	$106,374	$276	$46,654
Net earnings								14,742	51	14,793
Other comprehensive income/(loss)						1,555			(8)	1,547
Dividends and dividend equivalents ($3.5227 per share):
Common								(8,514)		(8,514)
Preferred								(281)		(281)
Treasury stock purchases	(67,088)						(10,003)			(10,003)
Employee stock plans	28,042			945			1,571			2,516
Preferred stock conversions	3,217		(27)	4			23			—
ESOP debt impacts					90			108		198
Noncontrolling interest, net				(2)					(54)	(56)
BALANCE JUNE 30, 2022	2,393,877	$4,009	$843	$65,795	($916)	($12,189)	($123,382)	$112,429	$265	$46,854
Net earnings								14,653	85	14,738
Other comprehensive income/(loss)						(31)			(7)	(38)
Dividends and dividend equivalents ($3.6806 per share):
Common								(8,742)		(8,742)
Preferred								(282)		(282)
Treasury stock purchases	(52,021)						(7,353)			(7,353)
Employee stock plans	17,424			758			978			1,736
Preferred stock conversions	2,840		(24)	3			21			—
ESOP debt impacts					95			112		207
Noncontrolling interest, net				—					(55)	(55)
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								14,879	95	14,974
Other comprehensive income/(loss)						320			(3)	317
Dividends and dividend equivalents ($3.8286 per share):
Common								(9,053)		(9,053)
Preferred								(284)		(284)
Treasury stock purchases	(31,877)						(5,014)			(5,014)
Employee stock plans	24,095			1,125			1,353			2,478
Preferred stock conversions	2,713		(21)	3			18			—
ESOP debt impacts					85			99		184
Noncontrolling interest, net				—					(108)	(108)
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 39

Consolidated Statements of Cash Flows

Amounts in millions; fiscal years ended June 30	2024	2023	2022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	$8,246	$7,214	$10,288
OPERATING ACTIVITIES
Net earnings	14,974	14,738	14,793
Depreciation and amortization	2,896	2,714	2,807
Share-based compensation expense	562	545	528
Deferred income taxes	(244)	(453)	(402)
Loss/(gain) on sale of assets	(215)	(40)	(85)
Indefinite-lived intangible asset impairment charge	1,341	—	—
Change in accounts receivable	(766)	(307)	(694)
Change in inventories	(70)	(119)	(1,247)
Change in accounts payable and accrued and other liabilities	1,814	313	1,429
Change in other operating assets and liabilities	(1,414)	(1,107)	(635)
Other	969	564	229
TOTAL OPERATING ACTIVITIES	19,846	16,848	16,723
INVESTING ACTIVITIES
Capital expenditures	(3,322)	(3,062)	(3,156)
Proceeds from asset sales	346	46	110
Acquisitions, net of cash acquired	(21)	(765)	(1,381)
Other investing activity	(507)	281	3
TOTAL INVESTING ACTIVITIES	(3,504)	(3,500)	(4,424)
FINANCING ACTIVITIES
Dividends to shareholders	(9,312)	(8,999)	(8,770)
Additions to short-term debt with original maturities of more than three months	3,528	17,168	10,411
Reductions in short-term debt with original maturities of more than three months	(7,689)	(13,031)	(11,478)
Net additions/(reductions) to other short-term debt	857	(3,319)	917
Additions to long-term debt	3,197	3,997	4,385
Reductions in long-term debt	(2,335)	(1,878)	(2,343)
Treasury stock purchases	(5,006)	(7,353)	(10,003)
Impact of stock options and other	1,905	1,269	2,005
TOTAL FINANCING ACTIVITIES	(14,855)	(12,146)	(14,876)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(251)	(170)	(497)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,235	1,032	(3,074)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$9,482	$8,246	$7,214

SUPPLEMENTAL DISCLOSURE
Cash payments for interest	$878	$721	$451
Cash payments for income taxes	4,363	4,278	3,818

See accompanying Notes to Consolidated Financial Statements.

40 The Procter & Gamble Company
Notes to Consolidated Financial Statements
NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
The Procter & Gamble Company's (the "Company," "Procter & Gamble," "we" or "us") business is focused on providing branded consumer packaged goods of superior quality and value. Our products are sold in about 180 countries and territories primarily through mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to consumers. We have on-the-ground operations in about 70 countries.
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
Selling, General and Administrative Expense
Selling, general and administrative expense (SG&A) is primarily comprised of marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, depreciation and amortization expense on non-manufacturing assets and other miscellaneous operating items. Research and development costs are charged to expense as incurred and were $2.0 billion in 2024, 2023 and 2022. Advertising costs, charged to expense as incurred, include television, print, radio, digital and in-store advertising expenses and were $9.6 billion in 2024, $8.0 billion in 2023 and $7.9 billion in 2022. Non-advertising related components of the Company's total marketing spending reported in SG&A include costs associated with consumer promotions, product sampling and sales aids.
Other Non-Operating Income, Net
Other non-operating income, net primarily includes divestiture gains, net non-service impacts related to postretirement benefit plans, investment income, accumulated foreign currency translation losses and other non-operating items.

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

42 The Procter & Gamble Company
New Accounting Pronouncements and Policies
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 30, 2025, and our interim periods within the fiscal year ending June 30, 2026. We are currently assessing the impact of this guidance on our disclosures.
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
•Baby, Feminine & Family Care: Baby Care (Baby Wipes, Taped Diapers and Pants); Feminine Care (Adult Incontinence, Menstrual Care); Family Care (Paper Towels, Tissues, Toilet Paper).
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

The Procter & Gamble Company 43
Our operating segments are comprised of similar product categories. Operating segments that individually accounted for 5% or more of consolidated net sales are as follows:

% of Net sales by operating segment (1)
Fiscal years ended June 30	2024	2023	2022
Fabric Care	24%	23%	23%
Home Care	12%	12%	12%
Baby Care	9%	10%	10%
Family Care	9%	8%	9%
Hair Care	9%	9%	9%
Skin and Personal Care	9%	9%	9%
Grooming (2)	8%	8%	6%
Oral Care	8%	8%	8%
Feminine Care	6%	7%	6%
Personal Health Care	6%	6%	6%
Other (2)	—%	—%	2%
TOTAL	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
(2)Effective July 1, 2022, the Grooming Sector Business Unit completed the full integration of its Shave Care and Appliances categories to cohesively serve consumers' grooming needs. This transition included the integration of the management team, strategic decision-making, innovation plans, financial targets, budgets and internal management reporting. For the fiscal year ended June 30, 2022, Appliances was presented in Other.
Net sales and long-lived assets in the United States and internationally were as follows (in billions):

Fiscal years ended June 30	2024	2023	2022
NET SALES
United States	$40.5	$38.7	$36.5
International	$43.5	$43.3	$43.7
LONG-LIVED ASSETS (1)
United States	$12.0	$11.4	$10.7
International	$10.2	$10.5	$10.5
(1)Long-lived assets consists of property, plant and equipment.
No country, other than the United States, exceeds 10% of the Company's consolidated net sales or long-lived assets.
Our largest customer, Walmart Inc. and its affiliates, accounted for consolidated net sales of approximately 16% in 2024 and 15% in 2023 and 2022. No other customer represents more than 10% of our consolidated net sales.
Amounts in millions of dollars except per share amounts or as otherwise specified.

44 The Procter & Gamble Company

Global Segment Results		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Depreciation and Amortization	Total Assets	Capital Expenditures
BEAUTY	2024	$15,220	$3,805	$2,963	$399	$6,103	$280
	2023	15,008	4,009	3,178	376	6,196	287
	2022	14,740	3,946	3,160	348	6,055	331
GROOMING	2024	6,654	1,845	1,477	335	19,082	337
	2023	6,419	1,806	1,461	335	20,601	300
	2022	6,587	1,835	1,490	361	20,482	260
HEALTH CARE	2024	11,793	2,941	2,258	381	8,416	524
	2023	11,226	2,759	2,125	352	8,480	466
	2022	10,824	2,618	2,006	376	7,888	410
FABRIC & HOME CARE	2024	29,495	7,339	5,687	710	8,907	1,076
	2023	28,371	6,303	4,828	675	8,669	979
	2022	27,556	5,729	4,386	672	8,567	988
BABY, FEMININE & FAMILY CARE	2024	20,277	5,253	4,020	824	8,497	979
	2023	20,217	4,623	3,545	804	8,517	994
	2022	19,736	4,267	3,266	826	8,443	932
CORPORATE	2024	601	(2,422)	(1,430)	247	71,365	126
	2023	765	(1,147)	(399)	172	68,366	36
	2022	744	(400)	485	224	65,773	235
TOTAL COMPANY	2024	$84,039	$18,761	$14,974	$2,896	$122,370	$3,322
	2023	82,006	18,353	14,738	2,714	120,829	3,062
	2022	80,187	17,995	14,793	2,807	117,208	3,156

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 45
NOTE 3
SUPPLEMENTAL FINANCIAL INFORMATION
The components of property, plant and equipment were as follows:

As of June 30	2024	2023
PROPERTY, PLANT AND EQUIPMENT
Machinery and equipment	$37,507	$36,521
Buildings	8,534	8,277
Construction in progress	3,126	2,980
Land	895	867
TOTAL PROPERTY, PLANT AND EQUIPMENT	50,063	48,645
Accumulated depreciation	(27,911)	(26,736)
PROPERTY, PLANT AND EQUIPMENT, NET	$22,152	$21,909
Selected components of current and noncurrent liabilities were as follows:

As of June 30	2024	2023
ACCRUED AND OTHER LIABILITIES - CURRENT
Accrued marketing and promotion	$4,172	$3,894
Accrued compensation	2,161	2,030
Taxes payable	1,042	828
Accrued interest	282	235
Lease liabilities	243	222
Restructuring reserves	166	174
Derivative liabilities	54	631
Other	2,953	2,915
TOTAL	$11,073	$10,929

OTHER NONCURRENT LIABILITIES
Pension benefit obligations	$2,884	$3,116
Uncertain tax positions	723	622
Lease liabilities	666	595
Other retiree benefit obligations	653	690
U.S. Tax Act transitional tax payable	592	1,154
Derivative liabilities	325	445
Other	555	530
TOTAL	$6,398	$7,152
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
The Company incurred total restructuring charges of $659 and $329 for the fiscal years ended June 30, 2024 and 2023. Of the charges incurred for fiscal year 2024, $248 were recorded in Costs of products sold, $155 in SG&A and $255 in Other non-operating income, net. Of the charges incurred in fiscal year 2023, $160 were recorded in Costs of products sold, $160 in SG&A and $9 in Other non-operating income, net.

Amounts in millions of dollars except per share amounts or as otherwise specified.

46 The Procter & Gamble Company

The following table presents restructuring activity for the fiscal years ended June 30, 2024 and 2023:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2022	$121	$—	$26	$147
Cost incurred	175	43	111	329
Cost paid/settled	(141)	(43)	(118)	(302)
RESERVE JUNE 30, 2023	155	—	19	174
Cost incurred	202	101	355	659
Cost paid/settled	(224)	(101)	(342)	(667)
RESERVE JUNE 30, 2024	$133	$—	$32	$166
Separation Costs
Employee separation costs relate to severance packages that are primarily voluntary and the amounts calculated are based on salary levels and past service periods.
Asset-Related Costs
Asset-related costs consist of both asset write-downs and accelerated depreciation for manufacturing and facilities consolidations. Asset write-downs relate to the establishment of a new fair value basis for assets held-for-sale or for disposal. These assets are written down to the lower of their current carrying basis or amounts expected to be realized upon disposal, less minor disposal costs. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period.
Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring plan. Such charges include accumulated foreign currency translation losses, asset removal and termination of contracts related to Enterprise Market portfolio restructuring. As of June 30, 2024, the Company has substantially liquidated its operations in certain Enterprise Markets, including Nigeria, and recorded a non-cash charge of $216 for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss).
Consistent with our historical policies for ongoing restructuring-type activities, the restructuring charges are funded by and included within Corporate for management and segment reporting. However, for information purposes, the following table summarizes the total restructuring costs related to our reportable segments:

Fiscal years ended June 30	2024	2023	2022
Beauty	$43	$15	$11
Grooming	76	17	14
Health Care	33	28	32
Fabric & Home Care	84	87	42
Baby, Feminine & Family Care	50	21	83
Corporate (1)	371	161	71
TOTAL	$659	$329	$253
(1)Corporate includes costs related to allocated overheads, including charges related to our Enterprise Markets, Global Business Services and Corporate Functions activities.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 47

NOTE 4
GOODWILL AND INTANGIBLE ASSETS
The change in the net carrying amount of goodwill by reportable segment was as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	TOTAL
BALANCE AT JUNE 30, 2022 - NET (1)	$13,296	$12,571	$7,589	$1,808	$4,436	$39,700
Acquisitions and divestitures	405	—	—	—	33	438
Translation and other	187	132	129	13	60	521
BALANCE AT JUNE 30, 2023 - NET (1)	13,888	12,703	7,718	1,821	4,529	40,659
Acquisitions and divestitures	(61)	—	—	—	—	(61)
Translation and other	(104)	(71)	(80)	(10)	(30)	(295)
BALANCE AT JUNE 30, 2024 - NET (1)	$13,723	$12,633	$7,638	$1,810	$4,499	$40,303
(1)Grooming goodwill balance is net of $7.9 billion accumulated impairment losses.

Goodwill decreased during fiscal 2024 primarily due to currency translation across all reportable segments and a brand divestiture in the Beauty reportable segment. Goodwill increased during fiscal 2023 primarily due to an acquisition in the Beauty segment, other minor brand acquisitions in the Baby, Feminine & Family Care segment and currency translation across all reportable segments.
Goodwill and indefinite-lived intangibles are tested for impairment at least annually by comparing the estimated fair values of our reporting units and indefinite-lived intangible assets to their respective carrying values. We use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. When appropriate, the market approach, which leverages comparable company revenue and earnings multiples, is weighted with the income approach to estimate fair value. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability). Significant judgment by management is required to estimate the impact of macroeconomic and other factors on future cash flows. Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, cost containment and margin expansion, Company business plans, the underlying product or technology life cycles, economic barriers to entry, a brand's relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
During the fiscal year ended June 30, 2024, we determined that the fair value of the Gillette indefinite-lived intangible asset was less than its carrying amount. As a result, we recorded a non-cash impairment charge of $1.3 billion ($1.0 billion after tax) to reduce the carrying amount to be equivalent to the estimated fair value as of December 31, 2023. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset is $12.8 billion. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria.
Amounts in millions of dollars except per share amounts or as otherwise specified.

48 The Procter & Gamble Company
Identifiable intangible assets were comprised of:

	2024		2023
As of June 30	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
INTANGIBLE ASSETS WITH DETERMINABLE LIVES
Brands	$4,318	$(2,725)	$4,352	$(2,540)
Patents and technology	2,794	(2,683)	2,775	(2,649)
Customer relationships	1,834	(1,121)	1,847	(1,039)
Other	72	(29)	73	(28)
TOTAL	$9,019	$(6,558)	$9,047	$(6,256)

INTANGIBLE ASSETS WITH INDEFINITE LIVES
Brands	19,587	—	20,992	—

TOTAL INTANGIBLE ASSETS	$28,605	$(6,558)	$30,039	$(6,256)
Amortization expense of intangible assets was as follows:

Fiscal years ended June 30	2024	2023	2022
Intangible asset amortization	$338	$327	$312

Estimated amortization expense over the next five fiscal years is as follows:

Fiscal years ending June 30	2025	2026	2027	2028	2029
Estimated amortization expense	$318	$297	$287	$248	$200
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
We have elected to account for the tax effects of Global Intangible Low-Taxed Income (GILTI) as a current period expense when incurred.
Earnings before income taxes consisted of the following:

Fiscal years ended June 30	2024	2023	2022
United States	$12,246	$12,107	$11,698
International	6,515	6,246	6,297
TOTAL	$18,761	$18,353	$17,995

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 49
Income taxes consisted of the following:

Fiscal years ended June 30	2024	2023	2022
CURRENT TAX EXPENSE
U.S. federal	$1,954	$2,303	$1,916
International	1,708	1,412	1,333
U.S. state and local	368	353	355
TOTAL	4,031	4,068	3,604
DEFERRED TAX EXPENSE/(BENEFIT)
U.S. federal	(133)	(224)	(320)
International and other	(111)	(229)	(82)
TOTAL	(244)	(453)	(402)
TOTAL TAX EXPENSE	$3,787	$3,615	$3,202
A reconciliation of the U.S. federal statutory income tax rate to our actual effective income tax rate is provided below:

Fiscal years ended June 30	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Country mix impacts of foreign operations	0.1%	(0.5)%	(0.3)%
State income taxes, net of federal benefit	1.8%	1.6%	1.5%
Excess tax benefits from the exercise of stock options	(1.5)%	(1.0)%	(2.0)%
Foreign derived intangible income deduction (FDII)	(1.1)%	(0.8)%	(1.1)%
Changes in uncertain tax positions	0.1%	0.1%	(0.4)%
Other	(0.2)%	(0.7)%	(0.9)%
EFFECTIVE INCOME TAX RATE	20.2%	19.7%	17.8%
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
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows:

Fiscal years ended June 30	2024	2023	2022
BEGINNING OF YEAR	$515	$583	$627
Increases in tax positions for prior years	157	113	102
Decreases in tax positions for prior years	(133)	(119)	(118)
Increases in tax positions for current year	160	60	53
Settlements with taxing authorities	(100)	(108)	(42)
Lapse in statute of limitations	(9)	(7)	(17)
Currency translation	(8)	(7)	(22)
END OF YEAR	$582	$515	$583
Included in the total liability for uncertain tax positions at June 30, 2024, is $488 that, depending on the ultimate resolution, could impact the effective tax rate in future periods.
The Company is present in about 70 countries and over 150 taxable jurisdictions and, at any point in time, has 30-40 jurisdictional audits underway at various stages of completion. We evaluate our tax positions and establish liabilities for
Amounts in millions of dollars except per share amounts or as otherwise specified.

50 The Procter & Gamble Company
uncertain tax positions that may be challenged by local authorities and may not be fully sustained, despite our belief that the underlying tax positions are fully supportable. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statutes of limitation. Such adjustments are reflected in the tax provision as appropriate. We have tax years open ranging from 2010 and forward. We are generally not able to reliably estimate the timing and ultimate settlement amounts until the close of an audit. Based on information currently available, we do not anticipate over the next 12-month period any significant audit activity concluding related to uncertain tax positions for which we have existing accrued liabilities.
We recognize the additional accrual of any possible related interest and penalties relating to the underlying uncertain tax position in income tax expense. As of June 30, 2024 and 2023, we had accrued interest of $111 and $143 and accrued penalties of $15 and $12, respectively, which are not included in the above table. During the fiscal years ended June 30, 2024, 2023 and 2022, we recognized $18, $23 and $21 in interest expense and $4, $1 and $2 in penalties expense, respectively.
Deferred income tax assets and liabilities were comprised of the following:

As of June 30	2024	2023
DEFERRED TAX ASSETS
Capitalized research & development	$1,140	$930
Loss and other carryforwards	892	1,014
Pension and other retiree benefits	592	737
Accrued marketing and promotion	460	421
Stock-based compensation	433	412
Fixed assets	206	223
Lease liabilities	199	197
Unrealized loss on financial and foreign exchange transactions	107	282
Other	843	874
Valuation allowances	(290)	(403)
TOTAL	$4,582	$4,687

DEFERRED TAX LIABILITIES
Goodwill and other intangible assets	$5,459	$5,811
Fixed assets	1,573	1,556
Other retiree benefits	1,319	1,101
Unrealized gain on financial and foreign exchange transactions	263	198
Lease right-of-use assets	196	191
Foreign withholding tax on earnings to be repatriated	104	96
Other	441	381
TOTAL	$9,355	$9,334
Net operating loss carryforwards were $2.3 billion at June 30, 2024, and $2.9 billion at June 30, 2023. If unused, approximately $100 will expire between 2024 and 2043. The remainder, totaling $2.2 billion at June 30, 2024, may be carried forward indefinitely.
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

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 51
Net earnings per common share were calculated as follows:

Fiscal years ended June 30	2024	2023	2022
CONSOLIDATED AMOUNTS
Net earnings	$14,974	$14,738	$14,793
Less: Net earnings attributable to noncontrolling interests	95	85	51
Net earnings attributable to P&G	14,879	14,653	14,742
Less: Preferred dividends	284	282	281
Net earnings attributable to P&G available to common shareholders (Basic)	$14,595	$14,371	$14,461

Net earnings attributable to P&G available to common shareholders (Diluted)	$14,879	$14,653	$14,742

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,360.1	2,368.2	2,410.3
Add effect of dilutive securities:
Stock options and other unvested equity awards (1)	38.3	39.4	49.5
Convertible preferred shares (2)	73.6	76.3	79.3
Diluted weighted average common shares outstanding	2,471.9	2,483.9	2,539.1

NET EARNINGS PER COMMON SHARE
Basic	$6.18	$6.07	$6.00
Diluted	$6.02	$5.90	$5.81
(1)Excludes 4 million, 19 million and 11 million in 2024, 2023 and 2022, respectively, of weighted average stock options outstanding because the exercise price of these options was greater than the average market value of the Company's stock or their effect was antidilutive.
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
The Company's share-based compensation plan was approved by shareholders in 2019. Under the 2019 plan, a maximum of 150 million shares of common stock was authorized for issuance and a total of 77 million shares remain available for grant.
The Company recognizes share-based compensation expense based on the fair value of the awards at the date of grant. The expense is recognized on a straight-line basis over the requisite service period. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation expense ratably from the grant date through the date the employee first becomes eligible to retire and/or is no longer required to provide services to earn the award. Share-based compensation expense is included as part of Cost of products sold and SG&A in the Consolidated Statements of Earnings and includes an estimate of forfeitures, which is based on historical data.

Amounts in millions of dollars except per share amounts or as otherwise specified.

52 The Procter & Gamble Company
Total expense and related recognized tax benefit were as follows:

Fiscal years ended June 30	2024	2023	2022
Stock options	$270	$303	$271
RSUs and PSUs	292	242	257
Total share-based expense	$562	$545	$528

Income tax benefit	$103	$103	$88
We utilize an industry standard lattice-based valuation model to calculate the fair value for stock options granted. Assumptions utilized in the model, which are evaluated and revised to reflect market conditions and experience, were as follows:

Fiscal years ended June 30	2024			2023			2022
Interest rate	4.6	-	5.5%	3.7	-	4.1%	0.1	-	1.6%
Weighted average interest rate	4.6%			3.7%			1.5%
Dividend yield	2.5%			2.6%			2.4%
Expected volatility	18%			21%			19%
Expected life in years	8.8			8.8			9.1
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
A summary of options outstanding under the plans as of June 30, 2024, and activity during the year then ended is presented below:

Options	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
OUTSTANDING AT JULY 1, 2023	121,205	$104.18
Granted	8,737	147.76
Exercised	(22,190)	85.08
Forfeited/expired	(391)	134.69
OUTSTANDING AT JUNE 30, 2024	107,362	$111.59	5.1	$5,732
Exercisable	75,692	$99.51	3.9	$4,951
The following table provides additional information on stock options:

Fiscal years ended June 30	2024	2023	2022
Weighted average grant-date fair value of options granted	$34.25	$29.58	$21.55
Intrinsic value of options exercised	1,621	979	1,886
Grant-date fair value of options that vested	244	219	177
Cash received from options exercised	1,888	1,189	1,930
Actual tax benefit from options exercised	330	207	399
At June 30, 2024, $171 of compensation cost had not yet been recognized related to stock option grants. That cost is expected to be recognized over a remaining weighted average period of 1.6 years.

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 53
A summary of non-vested RSUs and PSUs outstanding under the plans as of June 30, 2024, and activity during the year then ended is presented below:

	RSUs		PSUs
RSU and PSU awards	Units (in thousands)	Weighted Average Grant Date Fair Value	Units (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2023	3,172	$134.94	1,011	$142.40
Granted	1,519	147.15	524	155.86
Vested	(1,299)	136.73	(506)	152.73
Forfeited	(71)	143.02	(13)	155.36
Non-vested at June 30, 2024	3,321	$139.65	1,016	$144.06
At June 30, 2024, $243 of compensation cost had not yet been recognized related to RSUs and PSUs. That cost is expected to be recognized over a remaining weighted average period of 1.6 years. The total grant date fair value of shares vested was $256, $220 and $248 in 2024, 2023 and 2022, respectively.
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
Defined Contribution Retirement Plans
We have defined contribution plans, which cover the majority of our U.S. employees, as well as employees in certain other countries. These plans are fully funded. We generally make contributions to participants' accounts based on individual base salaries and years of service. Total global defined contribution expense was $425, $392 and $366 in 2024, 2023 and 2022, respectively.
The primary U.S. defined contribution plan (the U.S. DC plan) comprises the majority of the expense for the Company's defined contribution plans. For the U.S. DC plan, the contribution rate is set annually. Total contributions for this plan approximated 13% of total participants' annual wages and salaries in 2024 and 2023 and 14% in 2022.
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

54 The Procter & Gamble Company
Obligation and Funded Status. The following provides a reconciliation of benefit obligations, plan assets and funded status of these defined benefit plans:

	Pension Benefits (1)		Other Retiree Benefits (2)
Fiscal years ended June 30	2024	2023	2024	2023
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year (3)	$12,499	$12,608	$2,933	$3,070
Service cost	164	173	68	71
Interest cost	527	430	157	142
Participants' contributions	14	13	56	50
Amendments	21	8	2	—
Net actuarial loss/(gain)	(11)	(550)	(268)	(208)
Special termination benefits	4	5	3	4
Currency translation and other	(155)	363	(22)	31
Benefit payments	(707)	(551)	(242)	(227)
BENEFIT OBLIGATION AT END OF YEAR (3)	$12,355	$12,499	$2,687	$2,933

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$10,374	$10,173	$7,324	$6,889
Actual return on plan assets	1,058	37	784	482
Employer contributions	239	392	44	42
Participants' contributions	14	13	56	50
Currency translation and other	(119)	310	—	1
ESOP debt impacts (4)	—	—	77	87
Benefit payments	(707)	(551)	(242)	(227)
FAIR VALUE OF PLAN ASSETS AT END OF YEAR	$10,857	$10,374	$8,043	$7,324
FUNDED STATUS	$(1,498)	$(2,125)	$5,356	$4,391
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
The actuarial gain for pension benefits in 2024 was primarily related to updating of various assumptions in the plan, offset by updates in work experience and decreases in discount rates. The actuarial gain for other retiree benefits in 2024 was primarily related to updating various assumptions in the plan based work experience and an increase in discount rates. The actuarial gain for pension plans in 2023 was primarily related to increases in discount rates, offset by inflation-related pension benefit increases. The actuarial gain for other retiree benefits in 2023 was primarily related to increases in discount rates and a decrease in assumptions for medical claims costs.
The underfunding of pension benefits is primarily a function of the different funding incentives that exist outside of the U.S. In certain countries, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations prior to their due date. In these instances, benefit payments are typically paid directly from the Company's cash as they become due.

	Pension Benefits		Other Retiree Benefits
As of June 30	2024	2023	2024	2023
CLASSIFICATION OF NET AMOUNT RECOGNIZED
Noncurrent assets	$1,458	$1,085	$6,047	$5,119
Current liabilities	(73)	(94)	(38)	(38)
Noncurrent liabilities	(2,884)	(3,116)	(653)	(690)
NET AMOUNT RECOGNIZED	$(1,498)	$(2,125)	$5,356	$4,391
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE (INCOME)/LOSS (AOCI)
Net actuarial loss/(gain)	$1,258	$1,818	$(1,493)	$(1,160)
Prior service cost/(credit)	140	156	(655)	(787)
NET AMOUNTS RECOGNIZED IN AOCI	$1,398	$1,974	$(2,148)	$(1,947)

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 55
The accumulated benefit obligation for all defined benefit pension plans, which differs from the projected obligation in that it excludes the assumption of future salary increases, was $11.6 billion and $11.8 billion as of June 30, 2024 and 2023, respectively. Information related to the funded status of selected pension and other retiree benefits at June 30 is as follows:

As of June 30	2024	2023
PENSION PLANS WITH A PROJECTED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Projected benefit obligation	$7,613	$7,967
Fair value of plan assets	4,656	4,758
PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$7,103	$7,442
Fair value of plan assets	4,624	4,677
OTHER RETIREE BENEFIT PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Accumulated benefit obligation	$770	$818
Fair value of plan assets	79	89
Net Periodic Benefit Cost. Components of the net periodic benefit cost were as follows:

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2024	2023	2022	2024	2023	2022
AMOUNTS RECOGNIZED IN NET PERIODIC BENEFIT COST/(CREDIT)
Service cost	$164	$173	$253	$68	$71	$86
Interest cost	527	430	253	157	142	99
Expected return on plan assets	(610)	(591)	(684)	(687)	(611)	(564)
Amortization of net actuarial loss/(gain)	95	133	337	(38)	(7)	11
Amortization of prior service cost/(credit)	37	26	28	(127)	(125)	(107)
Amortization of net actuarial loss/(gain) due to settlements	(13)	—	(5)	—	—	—
Special termination benefits	4	5	4	3	4	1
NET PERIODIC BENEFIT COST/(CREDIT)	$203	$176	$186	$(623)	$(526)	$(474)
CHANGE IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN AOCI
Net actuarial loss/(gain) - current year	$(458)	$4		$(366)	$(79)
Prior service cost/(credit) - current year	21	8		2	—
Amortization of net actuarial (loss)/gain	(95)	(133)		38	7
Amortization of prior service (cost)/credit	(37)	(26)		127	125
Amortization of net actuarial (loss)/gain due to settlements	13	—		—	—
Currency translation and other	(21)	45		(2)	—
TOTAL CHANGE IN AOCI	(576)	(102)		(201)	53
NET AMOUNTS RECOGNIZED IN PERIODIC BENEFIT COST/(CREDIT) AND AOCI	$(373)	$74		$(824)	$(473)
The service cost component of the net periodic benefit cost is included in the Consolidated Statements of Earnings in Cost of products sold and SG&A. All other components are included in the Consolidated Statements of Earnings in Other non-operating income, net, unless otherwise noted.

Amounts in millions of dollars except per share amounts or as otherwise specified.

56 The Procter & Gamble Company
Assumptions. We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits. The weighted average assumptions used to determine benefit obligations recorded on the Consolidated Balance Sheets as of June 30, 2024 and 2023, were as follows: (1)

	Pension Benefits		Other Retiree Benefits
As of June 30	2024	2023	2024	2023
Discount rate	4.2%	4.2%	5.8%	5.6%
Rate of compensation increase	2.8%	2.9%	N/A	N/A
Interest crediting rate for cash balance plans	4.7%	4.3%	N/A	N/A
Health care cost trend rates assumed for next year	N/A	N/A	6.3%	6.1%
Rate to which the health care cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	4.9%	4.5%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2029	2028
(1)Determined as of end of fiscal year.
The weighted average assumptions used to determine net benefit cost recorded on the Consolidated Statements of Earnings for the fiscal years ended June 30 were as follows: (1)

	Pension Benefits			Other Retiree Benefits
Fiscal years ended June 30	2024	2023	2022	2024	2023	2022
Discount rate	4.2%	3.7%	1.7%	5.6%	5.0%	3.2%
Expected return on plan assets	6.0%	5.9%	5.5%	8.5%	8.4%	8.4%
Rate of compensation increase	2.9%	2.8%	2.7%	N/A	N/A	N/A
Interest crediting rate for cash balance plans	4.3%	4.3%	4.4%	N/A	N/A	N/A
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
Our target asset allocation for the fiscal year ended June 30, 2024, and actual asset allocation by asset category as of June 30, 2024 and 2023, were as follows:

	Target Asset Allocation		Actual Asset Allocation at June 30
	Pension Benefits	Other Retiree Benefits	Pension Benefits		Other Retiree Benefits
Asset Category			2024	2023	2024	2023
Cash	1%	2%	2%	1%	2%	2%
Debt securities	61%	1%	61%	60%	1%	1%
Equity securities	38%	97%	37%	39%	97%	97%
TOTAL	100%	100%	100%	100%	100%	100%
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 57
The following table sets forth the fair value of the Company's plan assets as of June 30, 2024 and 2023, segregated by level within the fair value hierarchy (refer to Note 9 for further discussion on the fair value hierarchy and fair value principles). Investments valued using net asset value as a practical expedient are not valued using the fair value hierarchy, but rather valued using the net asset value reported by the managers of the funds and as supported by the unit prices of actual purchase and sale transactions.

	Pension Benefits			Other Retiree Benefits
As of June 30	Fair Value Hierarchy Level	2024	2023	Fair Value Hierarchy Level	2024	2023
ASSETS AT FAIR VALUE
Cash and cash equivalents	1	$267	$54	1	$135	$148
Company common stock		—	—	1	451	368
Company preferred stock (1)		—	—	2	7,380	6,721
Fixed income securities (2)	2	1,076	1,190		—	—
Insurance contracts (3)	3	165	93		—	—
TOTAL ASSETS IN THE FAIR VALUE HIERARCHY		1,508	1,337		7,966	7,237
Investments valued at net asset value (4)		9,349	9,037		77	87
TOTAL ASSETS AT FAIR VALUE		$10,857	$10,374		$8,043	$7,324
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
Cash Flows. Management's best estimate of cash requirements and discretionary contributions for the defined benefit retirement plans and other retiree benefit plans for the fiscal year ending June 30, 2025, is $180 and $53, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the plan assets as compared to the benefit obligation and other market or regulatory conditions. In addition, we take into consideration our business investment opportunities and resulting cash requirements. Accordingly, actual funding may differ significantly from current estimates.
Total benefit payments expected to be paid to participants, which include payments funded from the Company's assets and payments from the plans are as follows:

Fiscal years ending June 30	Pension Benefits	Other Retiree Benefits
EXPECTED BENEFIT PAYMENTS
2025	$635	$166
2026	595	179
2027	615	176
2028	666	181
2029	684	187
2030 - 2034	3,747	1,032
Employee Stock Ownership Plan
We maintain the ESOP to provide funding for certain employee benefits discussed in the preceding paragraphs.
The ESOP borrowed $1.0 billion in 1989, and the proceeds were used to purchase Series A ESOP Convertible Class A Preferred Stock to fund a portion of the U.S. DC plan. Principal and interest requirements of the borrowing were paid by the Trust from dividends on the preferred shares and from advances provided by the Company. The original borrowing of $1.0 billion has been repaid in full. No advances from the Company remain outstanding at June 30, 2024. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.83 per share. The liquidation value is $6.82 per share.
In 1991, the ESOP borrowed an additional $1.0 billion. The proceeds were used to purchase Series B ESOP Convertible Class A Preferred Stock to fund a portion of retiree health care benefits. These shares, net of the ESOP's debt, are considered plan assets of the other retiree benefits plan discussed above. The original borrowings of $1.0 billion were repaid in 2021. Debt service requirements were funded by preferred stock dividends, cash contributions and advances provided by the Company, of
Amounts in millions of dollars except per share amounts or as otherwise specified.

58 The Procter & Gamble Company
which $737 are outstanding at June 30, 2024. Each share is convertible at the option of the holder into one share of the Company's common stock. The dividend for the current year was equal to the common stock dividend of $3.83 per share. The liquidation value is $12.96 per share.
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
The series A and B preferred shares of the ESOP are allocated to employees based on debt service requirements. The number of preferred shares outstanding at June 30 was as follows:

Shares in thousands	2024	2023	2022
Allocated	22,724	24,449	25,901
Unallocated	—	535	1,123
TOTAL SERIES A	22,724	24,984	27,024

Allocated	33,723	32,172	30,719
Unallocated	15,864	17,867	20,120
TOTAL SERIES B	49,587	50,039	50,839
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
Substantially all of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a net liability position was $307 and $1,088 as of June 30, 2024 and 2023, respectively. The Company has not been required to post collateral as a result of these contractual features.
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
Commodity Risk Management
Certain raw materials used in our products or production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. As of and during the fiscal years ended June 30, 2024 and 2023, we did not have any financial commodity hedging activity.
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
The Company had no significant activity with Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis for the periods presented. When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation techniques used in measuring the fair value of any financial assets or liabilities during the year.
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
Assets and Liabilities Measured at Fair Value
Cash equivalents were $8.0 billion and $6.8 billion as of June 30, 2024 and 2023, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $27.7 billion and $26.9 billion as of June 30, 2024 and 2023, respectively. This includes the current portion of long-term debt instruments ($3.8 billion as of June 30, 2024, and $3.9 billion as of June 30, 2023). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.

Amounts in millions of dollars except per share amounts or as otherwise specified.

60 The Procter & Gamble Company
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of June 30, 2024 and 2023, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
As of June 30	2024	2023	2024	2023	2024	2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$2,993	$4,044	$—	$—	$(325)	$(445)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$10,140	$11,005	$119	$26	$(31)	$(631)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$13,133	$15,049	$119	$26	$(356)	$(1,076)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$3,192	$3,489	$1	$7	$(23)	$(42)

TOTAL DERIVATIVES AT FAIR VALUE	$16,325	$18,538	$120	$33	$(379)	$(1,118)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $2.7 billion and $3.6 billion as of June 30, 2024 and 2023, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $11.9 billion and $11.8 billion as of June 30, 2024 and 2023, respectively.
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
Before tax gains/(losses) on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
Fiscal years ended June 30	2024	2023
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$163	$(544)
(1)For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $229 and $238 for the fiscal years ended June 30, 2024 and 2023, respectively.
(2)In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in AOCI for such instruments was $255 and $(315), for the fiscal years ended June 30, 2024 and 2023, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
Fiscal years ended June 30	2024	2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$120	$(141)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(91)	$(97)
The gains/(losses) on the derivatives in fair value hedging relationships are fully offset by the mark-to-market impact of the related exposure. These are both recognized in Interest expense. The losses on derivatives not designated as hedging instruments are substantially offset by the currency mark-to-market of the related exposure. These are both recognized in Selling, general and administrative expense (SG&A).

Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 61
NOTE 10
SHORT-TERM AND LONG-TERM DEBT

As of June 30	2024	2023
DEBT DUE WITHIN ONE YEAR
Current portion of long-term debt	$3,838	$3,951
Commercial paper	3,327	6,236
Other	26	42
TOTAL	$7,191	$10,229
Weighted average interest rate of debt due within one year (1)	3.7%	4.2%
(1)Weighted average interest rate of debt due within one year includes the effects of interest rate swaps discussed in Note 9.

As of June 30	2024	2023
LONG-TERM DEBT
3.10% USD note due August 2023	$—	$1,000
1.13% EUR note due November 2023	—	1,359
0.50% EUR note due October 2024	534	544
0.63% EUR note due October 2024	855	870
0.55% USD note due October 2025	1,000	1,000
4.10% USD note due January 2026	650	650
2.70% USD note due February 2026	600	600
1.00% USD note due April 2026	1,000	1,000
3.25% EUR note due August 2026	695	707
2.45% USD note due November 2026	875	875
1.90% USD note due February 2027	1,000	1,000
2.80% USD note due March 2027	500	500
4.88% EUR note due May 2027	1,069	1,087
2.85% USD note due August 2027	750	750
3.95% USD note due January 2028	600	600
3.15% EUR note due April 2028	695	—
1.20% EUR note due October 2028	855	870
4.35% USD note due January 2029	600	—
1.25% EUR note due October 2029	534	544
3.00% USD note due March 2030	1,500	1,500
0.35% EUR note due May 2030	534	544
1.20% USD note due October 2030	1,250	1,250
1.95% USD note due April 2031	1,000	1,000
3.25% EUR note due August 2031	695	707
2.30% USD note due February 2032	850	850
4.05% USD note due January 2033	850	850
4.55% USD note due January 2034	750	—
3.20% EUR note due April 2034	909	—
5.55% USD note due March 2037	716	716
1.88% EUR note due October 2038	534	544
3.55% USD note due March 2040	516	516
0.90% EUR note due November 2041	641	652
All other long-term debt	5,550	5,244
Current portion of long-term debt	(3,838)	(3,951)
TOTAL	$25,269	$24,378
Weighted average interest rate of long-term debt (1)	3.2%	2.9%
(1)Weighted average interest rate of long-term debt includes the effects of interest rate swaps discussed in Note 9.
Amounts in millions of dollars except per share amounts or as otherwise specified.

62 The Procter & Gamble Company
Long-term debt maturities during the next five fiscal years are as follows:

Fiscal years ending June 30	2025	2026	2027	2028	2029
Debt maturities	$3,838	$3,367	$4,350	$2,074	$1,867
Credit Facilities
We maintain bank credit facilities to support our ongoing commercial paper program. The current facility is an $8.0 billion facility split between a $3.2 billion five-year facility and a $4.8 billion 364-day facility, which expire in November 2028 and October 2024, respectively. Both facilities can be extended for certain periods of time as specified in the terms of the credit agreement. These facilities are currently undrawn and we anticipate that they will remain undrawn. These credit facilities do not have cross-default or ratings triggers, nor do they have material adverse event clauses, except at the time of signing.
NOTE 11
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Investment Securities	Post-retirement Benefit Plans	Foreign Currency Translation	Total AOCI
BALANCE AT JUNE 30, 2022, NET OF TAX	$20	$27	$(12,236)	$(12,189)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	(9)	22	(268)	(255)
Amounts reclassified to the Consolidated Statement of Earnings	—	27	—	27
Total other comprehensive income/(loss), before tax	(9)	49	(268)	(228)
Tax effect	2	(9)	197	190
Total other comprehensive income/(loss), net of tax	(7)	40	(71)	(38)
Less: OCI attributable to non-controlling interests, net of tax	—	—	(7)	(7)
BALANCE AT JUNE 30, 2023, NET OF TAX	13	67	(12,300)	(12,220)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	(4)	823	(376)	443
Amounts reclassified to the Consolidated Statement of Earnings	—	(47)	216	169
Total other comprehensive income/(loss), before tax	(4)	776	(160)	612
Tax effect	1	(230)	(66)	(295)
Total other comprehensive income/(loss), net of tax	(3)	546	(226)	317
Less: OCI attributable to non-controlling interests, net of tax	—	—	(3)	(3)
BALANCE AT JUNE 30, 2024, NET OF TAX	$10	$613	$(12,522)	$(11,900)
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:
•Postretirement benefit plan amounts are reclassified from AOCI into Other non-operating income, net and included in the computation of net periodic postretirement costs (see Note 8).
•Foreign currency translation amounts are reclassified from AOCI into Other non-operating income, net. These amounts relate to accumulated foreign currency translation losses recognized due to the substantial liquidation of operations in certain Enterprise Markets, including Nigeria (see Note 3).
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
The components of the Company’s total operating lease cost for the fiscal years ended June 30, 2024, 2023 and 2022, were as follows:

Fiscal years ended June 30	2024	2023	2022
Operating lease cost	$252	$229	$220
Variable lease cost (1)	91	79	89
Total lease cost	$343	$308	$309
(1)Includes primarily costs for utilities, common area maintenance, property taxes and other operating costs associated with operating leases that are not included in the lease liability and are recognized in the period in which they are incurred.
Supplemental balance sheet and other information related to leases is as follows:

As of June 30	2024	2023
Operating leases:
Right-of-use assets (Other noncurrent assets)	$875	$781

Current lease liabilities (Accrued and other liabilities)	243	222
Noncurrent lease liabilities (Other noncurrent liabilities)	666	595
Total operating lease liabilities	$909	$817

Weighted average remaining lease term:
Operating leases	6.0 years	6.2 years

Weighted average discount rate:
Operating leases	4.5%	3.5%
At June 30, 2024, future payments of operating lease liabilities were as follows:

Operating Leases
June 30, 2024
1 year	$244
2 years	206
3 years	164
4 years	122
5 years	105
Over 5 years	190
Total lease payments	1,031
Less: Interest	(122)
Present value of lease liabilities	$909
Total cash paid for amounts included in the measurement of lease liabilities was $255 and $233 for the fiscal years ended June 30, 2024 and 2023, respectively.
The right-of-use assets obtained in exchange for lease liabilities were $357 and $213 for the fiscal years ended June 30, 2024 and 2023, respectively.
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
Purchase Commitments
We have purchase commitments for materials, supplies, services and property, plant and equipment as part of the normal course of business. Commitments made under take-or-pay obligations are as follows:

Fiscal years ending June 30	2025	2026	2027	2028	2029	Thereafter
Purchase obligations	$1,092	$596	$314	$214	$162	$232
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
NOTE 14
SUPPLIER FINANCE PROGRAMS
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.6 billion as of June 30, 2024 and $5.7 billion as of June 30, 2023.
NOTE 15
SUBSEQUENT EVENT
On July 1, 2024, the Company completed the divestiture of its business in Argentina. The Company expects to record a non-cash charge of approximately $750 for accumulated foreign currency translation losses in the first quarter of the fiscal year ended June 30, 2025.
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
Item 9B. Other Information.
During the fiscal year ended June 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.
Insider Trading Arrangements and Policies
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees, as well as by the Company itself. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors has determined that the following members of the Audit Committee are independent and are Audit Committee financial experts as defined by SEC rules: Mr. Brett Biggs, Ms. Christine McCarthy (Chair) and Ms. Patricia Woertz.
The information required by this item is incorporated by reference to the following sections of the 2024 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2024: the section entitled Election of Directors; the subsection of the Corporate Governance section entitled Board Meetings and Committees of the Board; the subsection of the Corporate Governance section entitled Code of Ethics; and the subsection of the Other Matters section entitled Shareholder Recommendations or Nominations of Director Candidates. Pursuant to the Instruction to Item 401 of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the following sections of the 2024 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2024: the subsections of the Corporate Governance section entitled Board Meetings and Committees of the Board, Compensation Committee Interlocks and Insider Participation, and Risk Oversight - Compensation-Related Risk; and the portion beginning with the section entitled Director Compensation up to but not including the section entitled Pay Versus Performance.

66 The Procter & Gamble Company
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of June 30, 2024. The table includes the following plans: The Procter & Gamble 1992 Stock Plan; The Procter & Gamble 2001 Stock and Incentive Compensation Plan; The Procter & Gamble 2003 Non-Employee Directors' Stock Plan; The Procter & Gamble 2009 Stock and Incentive Compensation Plan; The Procter & Gamble 2014 Stock and Incentive Compensation Plan; and The Procter & Gamble 2019 Stock and Incentive Compensation Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Options/Stock Appreciation Rights	107,379,563	$111.5700		(1)
Restricted Stock Units (RSUs)/Performance Stock Units (PSUs)	6,696,628	N/A		(1)
TOTAL	114,076,191	$111.5700	(2)
(1)Of the plans listed above, only The Procter & Gamble 2019 Stock and Incentive Compensation Plan (the “2019 Plan”) allows for future grants of securities. The maximum number of shares that may be granted under this plan is 187 million shares. Stock options and stock appreciation rights are counted on a one-for-one basis while full value awards (such as RSUs and PSUs) are counted as five shares for each share awarded. Total shares available for future issuance under this plan is 77 million.
(2)Weighted average exercise price of outstanding options only.
Additional information required by this item is incorporated by reference to the following section of the 2024 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2024: the subsection of the Beneficial Ownership section entitled Security Ownership of Management and Certain Beneficial Owners.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated by reference to the following sections of the 2024 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2024: the subsections of the Corporate Governance section entitled Director Independence and Review and Approval of Transactions with Related Persons.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the following section of the 2024 Proxy Statement filed pursuant to Regulation 14A, which will be filed no later than 120 days after June 30, 2024: Report of the Audit Committee, which ends with the subsection entitled Services Provided by Deloitte.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements:
The following Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries, management's report and the reports of the independent registered public accounting firm are incorporated by reference in Part II, Item 8 of this Form 10-K.
•Management's Report on Internal Control over Financial Reporting
•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (PCAOB Firm ID is 34)
•Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
•Consolidated Statements of Earnings - for fiscal years ended June 30, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income - for fiscal years ended June 30, 2024, 2023 and 2022
•Consolidated Balance Sheets - as of June 30, 2024 and 2023
•Consolidated Statements of Shareholders' Equity - for fiscal years ended June 30, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows - for fiscal years ended June 30, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
2.Financial Statement Schedules:
These schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the Consolidated Financial Statements or Notes thereto.

The Procter & Gamble Company 67
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

(4-11) -	Description of the Company's 3.250% Notes due 2026 and 3.250% Notes due 2031 (Incorporated by reference to Exhibit (4-11) of the Company's Annual Report on Form 10-K for the year ended June 30, 2023).

(4-12) -	Description of the Company's 3.150% Notes due 2028 and 3.200% Notes due 2034. +

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

(10-4) -	The Procter & Gamble Executive Group Life Insurance Policy (Incorporated by reference to Exhibit (10-3) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018).*

(10-5) -	Summary of the Company’s Retirement Plan Restoration Program.* +

(10-6) -	Retirement Plan Restoration Program - Related Correspondence and Terms and Conditions. * +

(10-7) -	Summary of the Company’s Long-Term Incentive Program (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2020).*

(10-8) -	Long-Term Incentive Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-5) of the Company's Form 10-Q for the quarter ended September 30, 2023).*

(10-9) -	The Procter & Gamble Company Executive Deferred Compensation Plan (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended March 31, 2020).*

(10-10) -	Summary of the Company's Short Term Achievement Reward Program (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended September 30, 2023).*

68 The Procter & Gamble Company

(10-11) -
Short Term Achievement Reward Program – related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-2) of the Company's Form 10-Q for the quarter ended September 30, 2023).*

(10-12) -	Company's Form of Separation Agreement & Release.* +

(10-13) -	Company's Form of Separation Letter and Release (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2023).*

(10-14) -	Summary of personal benefits available to certain officers and non-employee directors (Incorporated by reference to Exhibit (10-1) of the Company's Form 10-Q for the quarter ended March 31, 2024).*

(10-15) -	The Gillette Company Deferred Compensation Plan (Incorporated by reference to Exhibit (10-18) of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-16) -	Senior Executive Officer Recoupment Policy.*+

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

(10-21) -	The Procter & Gamble Performance Stock Program Summary (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended September 30, 2023).*

(10-22) -	Performance Stock Program related correspondence and terms and conditions (Incorporated by reference to Exhibit (10-4) of the Company’s Form 10-Q for the quarter ended September 30, 2023).*

(10-23) -	The Procter & Gamble 2013 Non-Employee Directors' Stock Plan (Incorporated by reference to Exhibit (10-3) of the Company's Form 10-Q for the quarter ended December 31, 2013). *

(10-24) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 14, 2014 (Incorporated by reference to Exhibit (10-25) of the Company's Annual Report on Form 10-K for the year ended June 30, 2016).*

(10-25) -
Regulations of the Compensation and Leadership Development Committee for The Procter & Gamble 2019 Stock and Incentive Compensation Plan and The Procter & Gamble 2014 Stock and Incentive Compensation Plan.* +

(10-26) -
The Procter & Gamble 2014 Stock and Incentive Compensation Plan - Additional terms and conditions (Incorporated by reference to Exhibit (10-26) of the Company's Annual Report on Form 10-K for the year ended June 30, 2017).*

(10-27) -
The Procter & Gamble 2019 Stock and Incentive Compensation Plan, which was originally adopted by shareholders at the annual meeting on October 8, 2019 (Incorporated by reference to Exhibit (10-1) of the Company’s Current Report on Form 8-K filed October 11, 2019).*

(10-28) -	The Procter & Gamble 2019 Stock and Incentive Compensation Plan - Additional terms and conditions.* +

Exhibit (19-1) -	P&G Global Insider Trading Policy. +

(19-2) -	P&G Share Repurchase Policy. +

Exhibit (21) -	Subsidiaries of the Registrant. +

Exhibit (23) -	Consent of Independent Registered Public Accounting Firm. +

Exhibit (31) -	Rule 13a-14(a)/15d-14(a) Certifications. +

Exhibit (32) -	Section 1350 Certifications. +

Exhibit (97) -	P&G Dodd-Frank Recoupment Policy. +

Exhibit (99-1) -	Summary of Directors and Officers Insurance Program. +

101.INS (1)	Inline XBRL Instance Document

The Procter & Gamble Company 69

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*	Compensatory plan or arrangement.
+	Filed herewith.
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
August 05, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON R. MOELLER (Jon R. Moeller)	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 05, 2024

/s/ ANDRE SCHULTEN (Andre Schulten)	Chief Financial Officer (Principal Financial Officer)	August 05, 2024

/s/ MATTHEW W. JANZARUK (Matthew W. Janzaruk)	Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)	August 05, 2024

/s/ B. MARC ALLEN (B. Marc Allen)	Director	August 05, 2024

/s/ BRETT BIGGS (Brett Biggs)	Director	August 05, 2024

/s/ SHEILA BONINI (Sheila Bonini)	Director	August 05, 2024

/s/ AMY L. CHANG (Amy L. Chang)	Director	August 05, 2024

/s/ JOSEPH JIMENEZ (Joseph Jimenez)	Director	August 05, 2024

/s/ CHRISTOPHER J. KEMPCZINSKI (Christopher J. Kempczinski)	Director	August 05, 2024

/s/ DEBRA L. LEE (Debra L. Lee)	Director	August 05, 2024

/s/ TERRY J. LUNDGREN (Terry J. Lundgren)	Director	August 05, 2024

/s/ CHRISTINE M. MCCARTHY (Christine M. McCarthy)	Director	August 05, 2024

/s/ ASHLEY MCEVOY (Ashley McEvoy)	Director	August 05, 2024

/s/ ROBERT J. PORTMAN (Robert J. Portman)	Director	August 05, 2024

/s/ RAJESH SUBRAMANIAM (Rajesh Subramaniam)	Director	August 05, 2024

/s/ PATRICIA A. WOERTZ (Patricia A. Woertz)	Director	August 05, 2024