Form 10-Q
period 2024-09-30
PROCTER & GAMBLE Co
filed 2024-10-18
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

OR

☐	False	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

THE PROCTER & GAMBLE COMPANY
(Exact name of registrant as specified in its charter)

Ohio	OH	1-434	31-0411980
(State of Incorporation)		(Commission File Number)	(I.R.S. Employer Identification Number)
One Procter & Gamble Plaza		Cincinnati	OH
One Procter & Gamble Plaza, Cincinnati, Ohio			45202
(Address of principal executive offices)			(Zip Code)
(513) 983-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without Par Value	PG	NYSE
0.500% Notes due 2024	PG24A	NYSE
0.625% Notes due 2024	PG24B	NYSE
1.375% Notes due 2025	PG25	NYSE
0.110% Notes due 2026	PG26D	NYSE
3.250% EUR Notes due 2026	PG26F	NYSE
4.875% EUR Notes due May 2027	PG27A	NYSE
1.200% Notes due 2028	PG28	NYSE
3.150% EUR Notes due 2028	PG28B	NYSE
1.250% Notes due 2029	PG29B	NYSE
1.800% Notes due 2029	PG29A	NYSE
6.250% GBP Notes due January 2030	PG30	NYSE
0.350% Notes due 2030	PG30C	NYSE
0.230% Notes due 2031	PG31A	NYSE
3.250% EUR Notes due 2031	PG31B	NYSE
5.250% GBP Notes due January 2033	PG33	NYSE
3.200% EUR Notes due 2034	PG34C	NYSE
1.875% Notes due 2038	PG38	NYSE
0.900% Notes due 2041	PG41	NYSE
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
There were 2,355,041,729 shares of Common Stock outstanding as of September 30, 2024.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended September 30
Amounts in millions except per share amounts	2024	2023
NET SALES	$21,737	$21,871
Cost of products sold	10,421	10,501
Selling, general and administrative expense	5,519	5,604
OPERATING INCOME	5,797	5,767
Interest expense	(238)	(225)
Interest income	135	128
Other non-operating income/(expense), net	(554)	132
EARNINGS BEFORE INCOME TAXES	5,140	5,802
Income taxes	1,152	1,246
NET EARNINGS	3,987	4,556
Less: Net earnings attributable to noncontrolling interests	28	35
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$3,959	$4,521

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.65	$1.89
Diluted	$1.61	$1.83
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30
Amounts in millions	2024	2023
NET EARNINGS	$3,987	$4,556
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	1,026	(409)
Unrealized gains/(losses) on investment securities	2	(1)
Unrealized gains/(losses) on defined benefit postretirement plans	(21)	45
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	1,007	(366)
TOTAL COMPREHENSIVE INCOME	4,994	4,190
Less: Comprehensive income attributable to noncontrolling interests	28	33
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$4,965	$4,157

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			September 30, 2024	June 30, 2024
Assets
CURRENT ASSETS
Cash and cash equivalents			$12,156	$9,482
Accounts receivable			6,314	6,118
INVENTORIES
Materials and supplies			1,820	1,617
Work in process			921	929
Finished goods			4,546	4,470
Total inventories			7,287	7,016
Prepaid expenses and other current assets			1,692	2,095
TOTAL CURRENT ASSETS			27,449	24,709
PROPERTY, PLANT AND EQUIPMENT, NET			22,506	22,152
GOODWILL			40,970	40,303
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			22,053	22,047
OTHER NONCURRENT ASSETS			13,503	13,158
TOTAL ASSETS			$126,482	$122,370

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$15,350	$15,364
Accrued and other liabilities			10,661	11,073
Debt due within one year			10,409	7,191
TOTAL CURRENT LIABILITIES			36,420	33,627
LONG-TERM DEBT			25,744	25,269
DEFERRED INCOME TAXES			6,420	6,516
OTHER NONCURRENT LIABILITIES			5,757	6,398
TOTAL LIABILITIES			74,341	71,811
SHAREHOLDERS’ EQUITY
Preferred stock			791	798
Common stock – shares issued –	September 2024	4,009.2
	June 2024	4,009.2	4,009	4,009
Additional paid-in capital			68,102	67,684
Reserve for ESOP debt retirement			(707)	(737)
Accumulated other comprehensive loss			(10,893)	(11,900)
Treasury stock			(134,823)	(133,379)
Retained earnings			125,361	123,811
Noncontrolling interest			300	272
TOTAL SHAREHOLDERS’ EQUITY			52,141	50,559
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$126,482	$122,370

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended September 30, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								3,959	28	3,987
Other comprehensive income/(loss)						1,006			1	1,007
Dividends and dividend equivalents ($1.0065 per share):
Common								(2,378)		(2,378)
Preferred								(72)		(72)
Treasury stock purchases	(11,552)						(1,942)			(1,942)
Employee stock plans	8,769			417			492			910
Preferred stock conversions	774		(7)	1			6			—
ESOP debt impacts					30			41		71
Noncontrolling interest, net				—					—	—
BALANCE SEPTEMBER 30, 2024	2,355,042	$4,009	$791	$68,102	($707)	($10,893)	($134,823)	$125,361	$300	$52,141

	Three Months Ended September 30, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								4,521	35	4,556
Other comprehensive income/(loss)						(363)			(2)	(366)
Dividends and dividend equivalents ($0.9407 per share):
Common								(2,225)		(2,225)
Preferred								(70)		(70)
Treasury stock purchases	(9,843)						(1,508)			(1,508)
Employee stock plans	3,721			265			209			474
Preferred stock conversions	888		(7)	1			6			—
ESOP debt impacts					39			48		87
Noncontrolling interest, net				—					—	—
BALANCE SEPTEMBER 30, 2023	2,356,886	$4,009	$812	$66,822	($782)	($12,583)	($131,029)	$120,443	$321	$48,014

See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
Amounts in millions	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$9,482	$8,246
OPERATING ACTIVITIES
Net earnings	3,987	4,556
Depreciation and amortization	728	702
Share-based compensation expense	105	125
Deferred income taxes	184	102
Loss/(gain) on sale of assets	794	(3)
Change in accounts receivable	(134)	(830)
Change in inventories	(188)	(142)
Change in accounts payable and accrued and other liabilities	(648)	857
Change in other operating assets and liabilities	(558)	(671)
Other	32	208
TOTAL OPERATING ACTIVITIES	4,302	4,904
INVESTING ACTIVITIES
Capital expenditures	(993)	(925)
Proceeds from asset sales	45	3
Acquisitions, net of cash acquired	(6)	—
Other investing activity	(154)	(300)
TOTAL INVESTING ACTIVITIES	(1,108)	(1,222)
FINANCING ACTIVITIES
Dividends to shareholders	(2,445)	(2,290)
Additions to short-term debt with original maturities of more than three months	4,090	2,179
Reductions in short-term debt with original maturities of more than three months	(571)	(1,906)
Net additions/(reductions) to other short-term debt	(444)	2,172
Reductions in long-term debt	(70)	(1,004)
Treasury stock purchases	(1,939)	(1,500)
Impact of stock options and other	745	312
TOTAL FINANCING ACTIVITIES	(634)	(2,038)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	116	(156)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,675	1,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$12,156	$9,733
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited Consolidated Financial Statements of The Procter & Gamble Company and subsidiaries ("the Company," "Procter & Gamble," "P&G," "we" or "our") should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. We have prepared these statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Note that certain columns and rows may not add due to rounding. In the opinion of management, the accompanying Consolidated Financial Statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, the results of operations included in such financial statements may not necessarily be indicative of annual results.
2. New Accounting Pronouncements and Policies
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting: Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis. This amendment is effective for our fiscal year ending June 30, 2025 and our interim periods within the fiscal year ending June 30, 2026. The guidance will require additional disclosures in the Segment Information footnote, but will not have a material impact on our Consolidated Financial Statements.
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
3. Segment Information
Under U.S. GAAP, our operating segments are aggregated into five reportable segments: 1) Beauty, 2) Grooming, 3) Health Care, 4) Fabric & Home Care and 5) Baby, Feminine & Family Care. Our five reportable segments are comprised of:
•Beauty: Hair Care (Conditioners, Shampoos, Styling Aids, Treatments); Personal Care (Antiperspirants and Deodorants, Personal Cleansing); Skin Care (Facial Moisturizers, Cleaners and Treatments);
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

6 The Procter & Gamble Company
Operating segments as a percentage of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended September 30
	2024	2023
Fabric Care	23%	23%
Home Care	13%	12%
Baby Care	9%	9%
Hair Care	9%	9%
Family Care	8%	8%
Grooming	8%	8%
Oral Care	8%	8%
Personal Health Care	7%	6%
Feminine Care	6%	7%
Personal Care (2)	6%	6%
Skin Care (2)	3%	4%
Total	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
(2)Effective July 1, 2024, the Beauty reportable business segment separated Skin and Personal Care into individual operating segments, Skin Care and Personal Care. This transition included separation of the management team, strategic decision-making, innovation plans, financial targets, budgets and management reporting.
The following is a summary of reportable segment results:

		Three Months Ended September 30
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2024	$3,892	$1,067	$840
	2023	4,097	1,249	971
Grooming	2024	1,723	522	426
	2023	1,724	533	421
Health Care	2024	3,147	953	741
	2023	3,074	889	689
Fabric & Home Care	2024	7,710	2,077	1,621
	2023	7,646	2,031	1,569
Baby, Feminine & Family Care	2024	5,102	1,383	1,066
	2023	5,186	1,408	1,075
Corporate	2024	163	(862)	(707)
	2023	144	(308)	(168)
Total Company	2024	$21,737	$5,140	$3,987
	2023	21,871	5,802	4,556
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2024	$13,723	$12,633	$7,638	$1,810	$4,499	$40,303
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	251	179	151	20	67	667
Goodwill at September 30, 2024	$13,974	$12,812	$7,789	$1,831	$4,566	$40,970
Goodwill increased from June 30, 2024, primarily due to currency translation.
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 7
Identifiable intangible assets at September 30, 2024, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$9,107	$(6,700)
Intangible assets with indefinite lives	19,646	—
Total identifiable intangible assets	$28,754	$(6,700)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended September 30, 2024 and 2023, was $83 and $87, respectively.
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. We use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. When appropriate, the market approach, which leverages comparable company revenue and earnings multiples, is weighted with the income approach to estimate fair value. If the resulting fair value is less than the asset's carrying value, that difference represents an impairment. Our annual impairment testing for goodwill and indefinite-lived intangible assets occurs during the three months ended December 31. Other than our Gillette indefinite-lived intangible asset, our goodwill reporting units and indefinite-lived intangible assets have fair values that significantly exceed their underlying carrying values.
As previously disclosed, the carrying value of the Gillette indefinite-lived intangible asset was impaired during the year ended June 30, 2024. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion, which was equivalent to the estimated fair value as of December 31, 2023.
While we have concluded that no triggering event has occurred during the quarter ended September 30, 2024, the Gillette indefinite-lived intangible asset is susceptible to further impairment risk. Adverse changes in the business or in the macroeconomic environment, including foreign currency devaluation, increasing global inflation, or market contraction from an economic recession, could reduce the underlying cash flows used to estimate the fair value of the Gillette indefinite-lived intangible asset and trigger a further impairment charge.
The most significant assumptions utilized in the determination of the estimated fair value of the Gillette indefinite-lived intangible asset are the net sales growth rates (including residual growth rates), discount rate and royalty rates.
Net sales growth rates could be negatively impacted by reductions or changes in demand for our Gillette products, which may be caused by, among other things: changes in the use and frequency of grooming products, shifts in demand away from one or more of our higher priced products to lower priced products or potential supply chain constraints. In addition, relative global and country/regional macroeconomic factors could result in additional and prolonged devaluation of other countries' currencies relative to the U.S. dollar. The residual growth rates represent the expected rate at which the Gillette brand is expected to grow beyond the shorter-term business planning period. The residual growth rates utilized in our fair value estimates are consistent with the brand operating plans and approximate expected long-term category market growth rates. The residual growth rate depends on overall market growth rates, the competitive environment, inflation, relative currency exchange rates and business activities that impact market share. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in category growth, grooming habit changes, devaluation of currencies against the U.S. dollar or an increased competitive environment.
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
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended September 30
	2024	2023
Net earnings	$3,987	$4,556
Less: Net earnings attributable to noncontrolling interests	28	35
Net earnings attributable to P&G	3,959	4,521
Less: Preferred dividends	72	70
Net earnings attributable to P&G available to common shareholders (Basic)	$3,887	$4,450

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,356.2	2,360.0
Add effect of dilutive securities:
Convertible preferred shares (1)	71.9	74.6
Stock options and other unvested equity awards (2)	37.9	40.6
Diluted weighted average common shares outstanding	2,466.0	2,475.2

NET EARNINGS PER COMMON SHARE
Basic	$1.65	$1.89
Diluted	$1.61	$1.83
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
(2)Excludes approximately 1 million for the three months ended September 30, 2024 and 2023 respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended September 30
	2024	2023
Share-based compensation expense	$105	$125
Net periodic benefit cost for pension benefits	37	57
Net periodic benefit (credit) for other retiree benefits	(180)	(156)
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 9
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the three months ended September 30, 2024.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the three months ended September 30, 2024 or during the fiscal year ended June 30, 2024.
Cash equivalents were $10.7 billion and $8.0 billion as of September 30, 2024 and June 30, 2024, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $29.0 billion and $27.7 billion as of September 30, 2024 and June 30, 2024, respectively. This includes the current portion of long-term debt instruments ($3.9 billion and $3.8 billion as of September 30, 2024 and June 30, 2024, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of September 30, 2024 and June 30, 2024, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$3,127	$2,993	$—	$—	$(249)	$(325)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$12,531	$10,140	$—	$119	$(310)	$(31)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,658	$13,133	$—	$119	$(559)	$(356)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$3,900	$3,192	$36	$1	$(3)	$(23)

TOTAL DERIVATIVES AT FAIR VALUE	$19,558	$16,325	$36	$120	$(562)	$(379)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $2.9 billion and $2.7 billion as of September 30, 2024 and June 30, 2024, respectively. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $12.6 billion and $11.9 billion as of September 30, 2024 and June 30, 2024, respectively. The increase in notional balance of the derivative instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a liability position was $559 and $307 as of
Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company
September 30, 2024 and June 30, 2024, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains and losses on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended September 30
	2024	2023
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$(501)	$285
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $50 and $67 for the three months ended September 30, 2024 and 2023, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $(611) and $344 for the three months ended September 30, 2024 and 2023, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended September 30
	2024	2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$76	$11
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$126	$(71)
The gains on the derivatives in fair value hedging relationships are fully offset by the mark-to-market impact of the related exposure. These are both recognized in Interest expense. The gains/(losses) on derivatives not designated as hedging instruments are substantially offset by the currency mark-to-market of the related exposure. These are both recognized in Selling, general and administrative expense (SG&A).
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2024, net of tax	$10	$613	$(12,522)	$(11,900)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	2	(15)	13	(1)
Amounts reclassified to the Consolidated Statement of Earnings	—	(14)	752	738
Total other comprehensive income/(loss), before tax	2	(29)	765	737
Tax effect	—	8	261	269
Total other comprehensive income/(loss), net of tax	2	(21)	1,026	1,007
Less: OCI attributable to noncontrolling interests, net of tax	—	1	—	1
Balance at September 30, 2024, net of tax	$12	$591	$(11,496)	$(10,893)
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:
•Postretirement benefit plan amounts are reclassified from AOCI into Other non-operating income/(expense) and included in the computation of net periodic postretirement costs.
•Foreign currency translation amounts are reclassified from AOCI into Other non-operating income/(expense). These amounts relate to accumulated foreign currency translation losses recognized due to the substantial liquidation of operations in certain Enterprise Markets, including Argentina.
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
Additional information on the Commitments and Contingencies of the Company can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.7 billion as of September 30, 2024 and $5.6 billion as of June 30, 2024.
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
In the fiscal year ended June 30, 2024, the Company started a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. During the period ended September 30, 2024, the Company completed this limited market portfolio restructuring with the substantial liquidation of its operations in Argentina and recorded approximately $0.8 billion after tax of incremental charges, comprised primarily of non-cash charges for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss). The total incremental restructuring charges incurred under the program beginning in the three-month period ended December 31, 2023, through the three-month period ended September 30, 2024, were approximately $1.2 billion after tax.
For the three months ended September 30, 2024, the Company incurred total before tax charges of $886 including $41 in Costs of products sold, $54 in SG&A and $791 in Other non-operating income/(expense).
Amounts in millions of dollars except per share amounts or as otherwise specified.

12 The Procter & Gamble Company
The following table presents restructuring activity for the three months ended September 30, 2024:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2024	$133	$—	$32	$166
Costs incurred for the three months ended September 30, 2024	16	30	839	886
Costs paid/settled for the three months ended September 30, 2024	(33)	(30)	(815)	(879)
RESERVE SEPTEMBER 30, 2024	$116	$—	$56	$172
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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Three Months Ended September 30, 2024
•Economic Conditions and Uncertainties
•Results of Operations – Three Months Ended September 30, 2024
•Segment Results – Three Months Ended September 30, 2024
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
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures quarter to date market share through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales. Certain columns and rows may not add due to rounding.
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
Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands. Additionally, many of the product segments in which we compete are differentiated by price tiers (referred to as super-

14 The Procter & Gamble Company
premium, premium, mid-tier and value-tier products). We believe we are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position.
The table below lists our reportable segments, including the product categories and brand composition within each segment.

Reportable Segments	Product Categories (Sub-Categories)	Major Brands
Beauty	Hair Care (Conditioners, Shampoos, Styling Aids, Treatments)	Head & Shoulders, Herbal Essences, Pantene, Rejoice
	Personal Care (1) (Antiperspirants and Deodorants, Personal Cleansing)	Native, Old Spice, Safeguard, Secret
	Skin Care (1) (Facial Moisturizers, Cleaners and Treatments)	Olay, SK-II
Grooming	Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming)	Braun, Gillette, Venus
Health Care	Oral Care (Toothbrushes, Toothpastes, Other Oral Care)	Crest, Oral-B
	Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care)	Metamucil, Neurobion, Pepto-Bismol, Vicks
Fabric & Home Care	Fabric Care (Fabric Enhancers, Laundry Additives, Laundry Detergents)	Ariel, Downy, Gain, Tide
	Home Care (Air Care, Dish Care, P&G Professional, Surface Care)	Cascade, Dawn, Fairy, Febreze, Mr. Clean, Swiffer
Baby, Feminine & Family Care	Baby Care (Baby Wipes, Taped Diapers and Pants)	Luvs, Pampers
	Feminine Care (Adult Incontinence, Menstrual Care)	Always, Always Discreet, Tampax
	Family Care (Paper Towels, Tissues, Toilet Paper)	Bounty, Charmin, Puffs
(1)    Effective July 1, 2024, the Beauty reportable business segment separated Skin and Personal Care into individual operating segments, Skin Care and Personal Care. This transition included separation of the management team, strategic decision-making, innovation plans, financial targets, budgets and management reporting.
Throughout the MD&A, we reference business results by region, which are comprised of North America, Europe, Greater China, Latin America, Asia Pacific and India, Middle East and Africa (IMEA).
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Net Sales	Net Earnings
Beauty	18%	17%
Grooming	8%	9%
Health Care	15%	16%
Fabric & Home Care	36%	35%
Baby, Feminine & Family Care	24%	23%
Total Company	100%	100%
RECENT DEVELOPMENTS
Limited Market Portfolio Restructuring
In the fiscal year ended June 30, 2024, the Company started a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. During the period ended September 30, 2024, the Company completed this limited market portfolio restructuring with the substantial liquidation of its operations in Argentina and recorded incremental restructuring charges of approximately $0.8 billion after tax, comprised primarily of non-cash charges for accumulated foreign currency translation losses previously included in Accumulated other comprehensive income/(loss). The total incremental restructuring charges incurred under the program beginning in the three-month period ended December 31, 2023, through the three-month period ended September 30, 2024, were approximately $1.2 billion after tax.
Consistent with our historical policies for ongoing restructuring-type activities, resulting charges were funded by and included within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs are

The Procter & Gamble Company 15
reported as non-core charges. For more details on the restructuring program, refer to Note 11 to the Consolidated Financial Statements.

SUMMARY OF RESULTS – Three Months Ended September 30, 2024
The following are highlights of results for the three months ended September 30, 2024, versus the three months ended September 30, 2023:
•Net sales decreased 1% to $21.7 billion versus the prior year period. Net sales increased 2% in Health Care, 1% in Fabric & Home Care and decreased 5% in Beauty and 2% in Baby, Feminine & Family Care. Net sales in Grooming were unchanged. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased 4% in Health Care, 3% in Grooming and Fabric & Home Care and decreased 2% in Beauty. Organic sales in Baby, Feminine & Family Care were unchanged.
•Net earnings were $4.0 billion, a decrease of $569 million, or 12%, versus the prior year period due primarily to higher restructuring charges related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina.
•Net earnings attributable to Procter & Gamble were $4.0 billion, a decrease of $562 million, or 12%, versus the prior year period.
•Diluted EPS decreased 12% to $1.61 due to the decrease in net earnings. Core EPS, which excludes incremental restructuring charges, increased 5% to $1.93.
•Operating cash flow was $4.3 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act, was $3.9 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina, was 82%.
ECONOMIC CONDITIONS AND UNCERTAINTIES
Global Economic Conditions. Our products are sold in numerous countries worldwide, with more than half our sales generated outside the United States. Our largest international markets are Greater China, the United Kingdom, Canada, Japan and Germany and collectively comprised approximately 20% of our net sales in fiscal 2024. As a result, we are exposed to global macroeconomic factors, geopolitical tensions and government policies. We are exposed to market risks from operating in challenging environments due to economic, political and social instabilities, natural disasters, debt and credit issues, currency controls, foreign exchange and interest rate changes. These risks can negatively impact our net sales, net earnings and cash flows. For example, we are exposed to risks due to the ongoing war between Russia and Ukraine. Our Russia business accounted for less than 2% of consolidated net sales and net earnings in the fiscal year ended June 30, 2024 and less than 2% of net assets as of June 30, 2024.
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

16 The Procter & Gamble Company
and import authorizations as well as government policies related to environmental and climate change matters and changes to international trade agreements can also impact our financial performance.
For additional information on risk factors that could impact our business results, please refer to Risk Factors in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2024.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2024
The following discussion provides a review of results for the three months ended September 30, 2024, versus the three months ended September 30, 2023.

	Three Months Ended September 30
Amounts in millions, except per share amounts	2024	2023	% Chg
Net sales	$21,737	$21,871	(1)%
Operating income	5,797	5,767	1%
Earnings before income taxes	5,140	5,802	(11)%
Net earnings	3,987	4,556	(12)%
Net earnings attributable to Procter & Gamble	3,959	4,521	(12)%
Diluted net earnings per common share	1.61	1.83	(12)%
Core net earnings per common share	1.93	1.83	5%

	Three Months Ended September 30
COMPARISONS AS A PERCENTAGE OF NET SALES	2024	2023	Basis Pt Chg
Gross margin	52.1%	52.0%	10
Selling, general & administrative expense	25.4%	25.6%	(20)
Operating income	26.7%	26.4%	30
Earnings before income taxes	23.6%	26.5%	(290)
Net earnings	18.3%	20.8%	(250)
Net earnings attributable to Procter & Gamble	18.2%	20.7%	(250)
Net Sales
Net sales for the quarter decreased 1% to $21.7 billion as increased pricing of 1% was more than fully offset by unfavorable foreign exchange of 1% and rounding impacts. Unit volume and mix had a neutral impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2% and organic volume increased 1%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2024 vs. 2023 (Three Months Ended September 30) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(2)%	—%	(1)%	1%	(3)%	—%	(5)%
Grooming	4%	5%	(2)%	1%	(3)%	—%	—%
Health Care	(1)%	(1)%	(1)%	1%	4%	(1)%	2%
Fabric & Home Care	1%	1%	(1)%	—%	1%	—%	1%
Baby, Feminine & Family Care	(1)%	(1)%	(1)%	—%	—%	—%	(2)%
Total Company	—%	1%	(1)%	1%	—%	(1)%	(1)%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin increased 10 basis points to 52.1% of net sales for the quarter. The increase in gross margin was due to:
•170 basis points of manufacturing productivity savings and
•30 basis points of increase due to higher pricing.
These impacts were partially offset by:

The Procter & Gamble Company 17
•90 basis points of higher commodity costs,
•60 basis points of decline from unfavorable product mix including the decline of the super-premium SK-II brand and
•40 basis points of product and packaging investments.

Total SG&A spending decreased 2% to $5.5 billion versus the prior year period due to a decrease in other operating expenses. SG&A as a percentage of net sales decreased 20 basis points to 25.4% due to a decrease in other operating expenses, partially offset by an increase in marketing spending as a percentage of net sales. Marketing spending as a percentage of net sales increased 40 basis points as the increase in marketing spending was partially offset by productivity savings. Overhead costs as a percentage of net sales was unchanged as increased productivity savings were offset by an increase in overhead spending and foreign exchange impacts. Other operating expenses as a percentage of net sales decreased 60 basis points due primarily to higher foreign exchange transactional charges in the prior year period. Productivity-driven cost savings delivered 60 basis points of benefit to SG&A as a percentage of net sales.
Operating margin increased 30 basis points to 26.7% due to the increase in gross margin and the decrease in SG&A as a percentage of net sales, as discussed above. Operating income increased $30 million, or 1%, to $5.8 billion for the quarter as the decrease in net sales was more than offset by the increase in operating margin, the components of which are discussed above.
Non-Operating Expenses and Income
Interest expense was $238 million for the quarter, an increase of $13 million versus the prior year period. Interest income was $135 million for the quarter, an increase of $7 million versus the prior year period. Other non-operating income/(expense) was $(554) million, which is a decrease of $686 million versus the prior year period due primarily to a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
Income Taxes
The effective income tax rate for the three months ended September 30, 2024, was 22.4%, compared to 21.5% for the three months ended September 30, 2023. The increase in the effective tax rate was driven by a 300 basis-point increase due primarily to the charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina, partially offset by a 160 basis-point decrease due to higher excess tax benefits of share-based compensation and a decrease driven by favorable geographic mix impacts.
Net Earnings
Net earnings decreased $569 million, or 12%, to $4.0 billion due primarily to the decrease in other non-operating income/(expense) discussed above. Foreign exchange had a positive impact of approximately $61 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble decreased $562 million, or 12%, to $4.0 billion for the quarter. Diluted EPS decreased 12% to $1.61 versus the prior year period due to the decrease in net earnings.
SEGMENT RESULTS – Three Months Ended September 30, 2024
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three months ended September 30, 2024, is provided based on a comparison to the three months ended September 30, 2023. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three months ended September 30, 2024, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended September 30, 2024
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,892	(5)%	$1,067	(15)%	$840	(13)%
Grooming	1,723	—%	522	(2)%	426	1%
Health Care	3,147	2%	953	7%	741	8%
Fabric & Home Care	7,710	1%	2,077	2%	1,621	3%
Baby, Feminine & Family Care	5,102	(2)%	1,383	(2)%	1,066	(1)%
Corporate	163	N/A	(862)	N/A	(707)	N/A
Total Company	$21,737	(1)%	$5,140	(11)%	$3,987	(12)%

Beauty
Three months ended September 30, 2024, compared with three months ended September 30, 2023
Beauty net sales decreased 5% to $3.9 billion as negative impacts of unfavorable mix of 3% (due primarily to the decline of the

18 The Procter & Gamble Company
super-premium SK-II brand, which has higher than segment-average selling prices), a 2% decrease in unit volume and unfavorable foreign exchange of 1% were partially offset by positive impacts of higher pricing of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales decreased 2% and organic volume was unchanged. Global market share of the Beauty segment increased 0.3 points.
•Hair Care net sales decreased low single digits. Negative impacts of divestitures, unfavorable foreign exchange and a unit volume decrease were partially offset by positive impacts of favorable geographic and brand mix (due to growth of the premium Native brand) and higher pricing (driven by Europe and Latin America). The volume decrease was driven by a decline in Greater China (due to a more prominent market contraction in the retail channel where we have higher shares), partially offset by growth in North America (due to market growth) and Asia Pacific (due to increased marketing activity). Organic sales increased low single digits driven by double-digit growth in Latin America and a high single-digit growth in North America, partially offset by a double-digit decline in Greater China. Global market share of the Hair Care category decreased 0.6 points.
•Personal Care net sales increased high single digits. Positive impacts of an increase in unit volume, favorable product mix and higher pricing (primarily in North America) were partially offset by unfavorable foreign exchange. The volume increase was driven by growth in North America (due to innovation) and Europe (due to distribution expansion and innovation), partially offset by a decline in Greater China (due to market contraction). Organic sales increased high single digits due to a double-digit growth in North America, partially offset by a high single-digit decline in Greater China. Global market share of the Personal Care category increased 0.4 points.
•Skin Care net sales decreased more than 20%. Negative impacts of a decrease in unit volume and unfavorable mix (due primarily to the decline of the super-premium SK-II brand, which has higher than category-average selling prices), were partially offset by higher pricing primarily in Greater China. The volume decrease was driven by declines in all regions, led by Greater China (due primarily to the decline of the super-premium SK-II brand and market contraction) and North America (due to distribution losses). Organic sales decreased more than 20% due to a more than 30% decline in Asia Pacific and a more than 20% declines in Greater China and North America. Global market share of the Skin Care category decreased 0.4 points.
Net earnings decreased 13% to $840 million due to the decrease in net sales and a 210 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales partially offset by a lower effective tax rate. The gross margin decline was driven by negative product mix (due to the decline of the super-premium SK-II brand) partially offset by increased productivity savings. SG&A as a percentage of net sales increased due primarily to the negative scale effects of the net sales decrease, partially offset by higher foreign exchange transactional charges in the prior year period. The lower effective tax rate was driven by favorable geographic mix.
Grooming
Three months ended September 30, 2024, compared with three months ended September 30, 2023
Grooming net sales were unchanged at $1.7 billion as the benefits of a 4% increase in unit volume and higher pricing of 1% (driven primarily by IMEA and Asia Pacific) were partially offset by unfavorable geographic mix of 3% and unfavorable foreign exchange of 2%. The volume increase was driven by growth in IMEA (due to increased distribution) and Europe (due to market growth). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3% driven by a more than 20% growth in IMEA and a low single-digit growth in Europe, partially offset by a high single-digit decline in Greater China. Excluding the impact of acquisitions and divestitures, organic volume increased 5%. Global market share of the Grooming segment increased 0.9 points.
Net earnings increased 1% to $426 million due to a 30 basis-point increase in net earnings margin. Net earnings margin increased as a decrease in SG&A as a percentage of net sales and a lower effective tax rate were partially offset by a decrease in gross margin. The gross margin decrease was primarily driven by unfavorable geographic mix. SG&A as a percentage of net sales decreased due primarily to higher foreign exchange transactional charges in the prior year period. The lower effective tax rate was driven by favorable geographic mix.
Health Care
Three months ended September 30, 2024, compared with three months ended September 30, 2023
Health Care net sales increased 2% to $3.1 billion driven by favorable product mix of 4% and higher pricing of 1%, partially offset by a 1% decrease in unit volume and unfavorable foreign exchange of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 4%. Global market share of the Health Care segment increased 0.1 points.
•Oral Care net sales increased low single digits driven by the positive impacts of favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices) partially offset by a decline in unit volume and unfavorable foreign exchange. The volume decrease was driven by declines in Greater China (due to market contraction and share losses) and IMEA (due to exit of operations in certain enterprise markets), partially offset by growth in North America (due to market growth and innovation). Organic sales increased low single digits driven by a high

The Procter & Gamble Company 19
single-digit increase in Europe and a mid-single-digit increase in North America, partially offset by a high-teens decrease in Greater China. Global market share of the Oral Care category increased 0.5 points.
•Personal Health Care net sales increased low single digits as the positive impacts of favorable product mix (due to the growth of respiratory products, which have higher than category-average selling prices) and higher pricing (driven by Latin America and Asia Pacific) were partially offset by unfavorable foreign exchange. Unit volume was unchanged as growth in North America (due to innovation and distribution gains) was offset by declines primarily in IMEA (due to increased competitive activity). Organic sales increased mid-single digits driven by a double-digit growth in Latin America and a high single-digit growth in North America, partially offset by a mid-single-digit decline in IMEA. Global market share of the Personal Health Care category decreased 0.1 points.
Net earnings increased 8% to $741 million due to the net sales growth and a 110 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin and a decrease in SG&A as a percentage of net sales. The gross margin increase was driven primarily by favorable product mix (due to the growth in respiratory products, which have higher than segment-average gross margins). SG&A as a percentage of net sales decreased due to lower marketing spending and the positive scale impacts of the net sales increase.
Fabric & Home Care
Three months ended September 30, 2024, compared with three months ended September 30, 2023
Fabric & Home Care net sales increased 1% to $7.7 billion driven by a unit volume increase of 1% and favorable mix of 1%, partially offset by unfavorable foreign exchange of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 3%. Global market share of the Fabric & Home Care segment increased 0.1 points.
•Fabric Care net sales were unchanged as the positive impact of favorable geographic mix was offset by unfavorable foreign exchange. Volume was unchanged as growth in North America (due to innovation) and Europe (due to increased marketing support) was fully offset by declines in Latin America (due to the substantial liquidation of operations in Argentina) and Asia Pacific (due to increased pricing). Organic sales increased low single digits driven by a high single-digit growth in Europe and a mid-single-digit growth in North America, partially offset by a low teens decline in IMEA and a double-digit decline in Latin America. Global market share of the Fabric Care category decreased 0.2 points.
•Home Care net sales increased low single digits. Positive impacts of favorable premium product mix and an increase in unit volume were partially offset by the negative impacts of unfavorable foreign exchange and divestitures. The increase in unit volume was due primarily to growth in North America (due to market growth) and Europe (due to distribution gains), partially offset by a decline in Latin America (due to the substantial liquidation of operations in Argentina). Organic sales increased mid-single digits driven by a high single-digit growth in Europe and mid-single-digit growth in North America. Global market share of the Home Care category increased 0.6 points.
Net earnings increased 3% to $1.6 billion due to the increase in net sales and a 50 basis-point improvement in net earnings margin. Net earnings margin increased due to an increase in gross margin partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by increased productivity savings, partially offset by unfavorable foreign exchange and unfavorable mix due to the growth of premium products that have lower than segment-average gross margins. SG&A as a percentage of net sales increased due to an increase in marketing spending, partially offset by higher foreign exchange transactional charges in the prior year period.
Baby, Feminine & Family Care
Three months ended September 30, 2024, compared with three months ended September 30, 2023
Baby, Feminine & Family Care net sales decreased 2% to $5.1 billion due to a 1% decrease in unit volume and unfavorable foreign exchange of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales were unchanged. Global market share of the Baby, Feminine & Family Care segment decreased 0.3 points.
•Baby Care net sales decreased high single digits. Negative impacts of a decrease in unit volume, unfavorable foreign exchange and divestitures were partially offset by favorable geographic and product mix (due to a higher proportion of premium diapers, which have higher than category-average selling prices). The unit volume decline was driven across most regions led by IMEA (due to share losses), Latin America (due to the substantial liquidation of operations in Argentina) and Europe (due to share losses). Organic sales decreased mid-single digits due to a mid-teens decline in IMEA and high single-digit decline in Europe, partially offset by a high single-digit growth in Greater China. Global market share of the Baby Care category decreased 0.3 points.
•Feminine Care net sales were unchanged. Positive impacts of favorable geographic mix and higher pricing (driven primarily by North America and IMEA) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The volume decrease was primarily driven by declines in Greater China (due to share losses) and Europe (due to increased pricing), partially offset by growth in North America (due to market growth). Organic sales increased low single digits driven by a low single-digit growth in North America partially offset by a mid-single-digit decline in Greater China. Global market share of the Feminine Care category decreased 0.5 points.

20 The Procter & Gamble Company
•Net sales in Family Care, which is predominantly a North America business, increased low single digits driven by an increase in unit volume, partially offset by lower pricing (due to increased promotional spending). Organic sales increased mid-single digits. North America market share of the Family Care category was unchanged.
Net earnings decreased 1% to $1.1 billion as the decrease in net sales was partially offset by a 20 basis-point increase in net earnings margin. Net earnings margin increased primarily due to a slight increase in gross margin and a lower effective tax rate. Gross margin increased primarily due to increased productivity savings partially offset by higher commodity costs. SG&A as a percentage of net sales was unchanged as an increase in overhead spending was offset by higher foreign exchange transactional charges in the prior year period. The lower effective tax rate was driven by favorable geographic mix.
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
For the three months ended September 30, 2024, Corporate net sales increased $19 million to $163 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings decreased $539 million to a loss of $707 million for the quarter due primarily to incremental restructuring charges.

LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $4.3 billion fiscal year to date, a decrease of $602 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain/loss on sale of assets), generated $5.8 billion of operating cash flow. Working capital and other impacts used $1.5 billion of cash in the period primarily driven by the payment of prior fiscal year-end incentive compensation accruals, reduction in postretirement benefit accruals and current portion of the transitional tax payments related to the U.S. Tax Act. Days sales outstanding were flat and Days inventory on hand increased one day.
Investing Activities
Investing activities used $1.1 billion of cash fiscal year to date primarily driven by capital expenditures and the settlement of net investment hedges.
Financing Activities
Financing activities used $0.6 billion of net cash fiscal year to date, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net debt increase and the impact of stock options and other.
As of September 30, 2024, our current liabilities exceeded current assets by $9.0 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
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

The Procter & Gamble Company 21
The following table provides a numerical reconciliation of organic sales growth to reported net sales growth:

Three Months Ended September 30, 2024	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(5)%	1%	2%	(2)%
Grooming	—%	2%	1%	3%
Health Care	2%	1%	1%	4%
Fabric & Home Care	1%	1%	1%	3%
Baby, Feminine & Family Care	(2)%	1%	1%	—%
Total Company	(1)%	1%	2%	2%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Three Months Ended September 30, 2024
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$4,302	$(993)	$562	$3,871
Adjusted free cash flow productivity. Adjusted free cash flow productivity is defined as the ratio of adjusted free cash flow to net earnings excluding a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina. We view adjusted free cash flow productivity as a useful measure to help investors understand P&G’s ability to generate cash. Adjusted free cash flow productivity is used by management in making operating decisions, in allocating financial resources and for budget planning purposes. This measure is also used in assessing the achievement of management goals for at-risk compensation.
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Three Months Ended September 30, 2024
Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
$3,871	$3,987	$752	$4,739	82%
(1)Adjustments to Net earnings relate to a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.

22 The Procter & Gamble Company
Core EPS. Core EPS is a measure of the Company's diluted EPS excluding items that are not judged by management to be part of the Company's sustainable results or trends. Management views this non-GAAP measure as a useful supplemental measure of Company performance over time. This measure is also used in assessing the achievement of management goals for at-risk compensation. The Core earnings measures included in the following reconciliation tables refer to the equivalent GAAP measures adjusted as applicable for the following items:
•Incremental restructuring: The Company has historically had an ongoing level of restructuring activities of approximately $250 - $500 million before tax. In the fiscal year ended June 30, 2024, the Company started a limited market portfolio restructuring of its business operations, primarily in certain Enterprise Markets, including Argentina and Nigeria, to address challenging macroeconomic and fiscal conditions. During the period ended September 30, 2024, the Company completed this limited market portfolio restructuring with the substantial liquidation of its operations in Argentina. The adjustment to Core earnings includes the restructuring charges that exceed the normal, recurring level of restructuring charges.
We do not view the above items to be part of our sustainable results, and their exclusion from core earnings measures provides a more comparable measure of year-on-year results. These items are also excluded when evaluating senior management in determining their at-risk compensation.

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)	As Reported (GAAP) (1)
Cost of products sold	$10,421	$20	$10,441	$10,501
Selling, general and administrative expense	5,519	(25)	5,494	5,604
Operating income	5,797	5	5,802	5,767
Other non-operating income/(expense), net	(554)	789	235	132
Income taxes	1,152	(7)	1,145	1,246
Net earnings attributable to P&G	3,959	801	4,761	4,521
			Core EPS
Diluted net earnings per common share (2)	$1.61	$0.32	$1.93	$1.83
(1)For the three months ended September 30, 2023, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Net earnings attributable to P&G	(12)%
Core net earnings attributable to P&G	5%
Diluted net earnings per common share	(12)%
Core EPS	5%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s exposure to market risk since June 30, 2024. Additional information can be found in Note 9, Risk Management Activities and Fair Value Measurements, of the Company's Form 10-K for the fiscal year ended June 30, 2024.

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

The Procter & Gamble Company 23
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended September 30, 2024, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-K for the fiscal year ended June 30, 2024. There were no relevant matters to disclose under this Item for this period.

24 The Procter & Gamble Company

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
7/01/2024 - 7/31/2024	7,354,034	$166.84	5,232,113	(3)
8/01/2024 - 8/31/2024	6,320,000	168.32	6,320,000	(3)
9/01/2024 - 9/30/2024	—	—	—	(3)
Total	13,674,034	$167.52	11,552,113	(3)
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
(3)In accordance with the repurchase program announced on July 30, 2024, the Company reaffirmed in its earnings release on October 18, 2024, that it expects to reduce outstanding shares through direct share repurchases at a value of $6 to $7 billion in fiscal year 2025, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

The Procter & Gamble Company 25

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

10.1	Company's Form of Separation Agreement & Release *+

10.2	The Procter & Gamble Performance Stock Program Summary *+

10.3	Performance Stock Program related correspondence and terms and conditions *+

10.4	Long-Term Incentive Program related correspondence and terms and conditions *+

31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer +

31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer +

32.1	Section 1350 Certifications – Chief Executive Officer +

32.2	Section 1350 Certifications – Chief Financial Officer +

101.SCH (1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL (1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB (1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Compensatory plan or arrangement

+	Filed herewith

(1)	Pursuant to Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROCTER & GAMBLE COMPANY

October 18, 2024	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)