Form 10-Q
period 2024-12-31
PROCTER & GAMBLE Co
filed 2025-01-22
CIK 80424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	True	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024

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
There were 2,344,851,814 shares of Common Stock outstanding as of December 31, 2024.

The Procter & Gamble Company 1
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions except per share amounts	2024	2023	2024	2023
NET SALES	$21,882	$21,441	$43,619	$43,312
Cost of products sold	10,418	10,144	20,839	20,645
Selling, general and administrative expense	5,723	5,522	11,242	11,127
Indefinite-lived intangible asset impairment charge	—	1,341	—	1,341
OPERATING INCOME	5,741	4,433	11,538	10,200
Interest expense	(240)	(248)	(478)	(472)
Interest income	119	133	254	262
Other non-operating income/(expense), net	224	177	(330)	309
EARNINGS BEFORE INCOME TAXES	5,845	4,496	10,985	10,299
Income taxes	1,187	1,003	2,339	2,250
NET EARNINGS	4,659	3,493	8,646	8,049
Less: Net earnings attributable to noncontrolling interests	29	25	56	60
NET EARNINGS ATTRIBUTABLE TO PROCTER & GAMBLE	$4,630	$3,468	$8,589	$7,988

NET EARNINGS PER COMMON SHARE (1)
Basic	$1.94	$1.44	$3.59	$3.33
Diluted	$1.88	$1.40	$3.49	$3.23
(1)Basic net earnings per common share and Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31		Six Months Ended December 31
Amounts in millions	2024	2023	2024	2023
NET EARNINGS	$4,659	$3,493	$8,646	$8,049
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Foreign currency translation	(770)	492	256	83
Unrealized gains/(losses) on investment securities	—	(1)	1	(2)
Unrealized gains/(losses) on defined benefit postretirement plans	24	(75)	3	(30)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	(747)	416	260	51
TOTAL COMPREHENSIVE INCOME	3,912	3,909	8,906	8,100
Less: Comprehensive income attributable to noncontrolling interests	26	25	54	58
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO PROCTER & GAMBLE	$3,887	$3,884	$8,852	$8,041

See accompanying Notes to Consolidated Financial Statements.

2 The Procter & Gamble Company
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in millions			December 31, 2024	June 30, 2024
Assets
CURRENT ASSETS
Cash and cash equivalents			$10,230	$9,482
Accounts receivable			6,234	6,118
INVENTORIES
Materials and supplies			1,949	1,617
Work in process			879	929
Finished goods			4,192	4,470
Total inventories			7,020	7,016
Prepaid expenses and other current assets			2,158	2,095
TOTAL CURRENT ASSETS			25,642	24,709
PROPERTY, PLANT AND EQUIPMENT, NET			22,074	22,152
GOODWILL			39,898	40,303
TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET			21,833	22,047
OTHER NONCURRENT ASSETS			13,192	13,158
TOTAL ASSETS			$122,639	$122,370

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable			$14,495	$15,364
Accrued and other liabilities			9,879	11,073
Debt due within one year			9,424	7,191
TOTAL CURRENT LIABILITIES			33,797	33,627
LONG-TERM DEBT			25,263	25,269
DEFERRED INCOME TAXES			6,725	6,516
OTHER NONCURRENT LIABILITIES			5,411	6,398
TOTAL LIABILITIES			71,195	71,811
SHAREHOLDERS’ EQUITY
Preferred stock			788	798
Common stock – shares issued –	December 2024	4,009.2
	June 2024	4,009.2	4,009	4,009
Additional paid-in capital			68,283	67,684
Reserve for ESOP debt retirement			(707)	(737)
Accumulated other comprehensive loss			(11,637)	(11,900)
Treasury stock			(137,112)	(133,379)
Retained earnings			127,544	123,811
Noncontrolling interest			275	272
TOTAL SHAREHOLDERS’ EQUITY			51,443	50,559
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY			$122,639	$122,370

See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 3
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Three Months Ended December 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2024	2,355,042	$4,009	$791	$68,102	($707)	($10,893)	($134,823)	$125,361	$300	$52,141
Net earnings								4,630	29	4,659
Other comprehensive income/(loss)						(744)			(3)	(747)
Dividends and dividend equivalents ($1.0065 per share):
Common								(2,375)		(2,375)
Preferred								(72)		(72)
Treasury stock purchases	(14,716)						(2,520)			(2,520)
Employee stock plans	4,057			181			228			408
Preferred stock conversions	469		(3)	—			3			—
ESOP debt impacts					—			—		—
Noncontrolling interest, net				—					(51)	(51)
BALANCE DECEMBER 31, 2024	2,344,852	$4,009	$788	$68,283	($707)	($11,637)	($137,112)	$127,544	$275	$51,443

	Six Months Ended December 31, 2024
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2024	2,357,051	$4,009	$798	$67,684	($737)	($11,900)	($133,379)	$123,811	$272	$50,559
Net earnings								8,589	56	8,646
Other comprehensive income/(loss)						263			(3)	260
Dividends and dividend equivalents ($2.013 per share):
Common								(4,754)		(4,754)
Preferred								(144)		(144)
Treasury stock purchases	(26,269)						(4,462)			(4,462)
Employee stock plans	12,827			598			720			1,318
Preferred stock conversions	1,243		(10)	1			9			—
ESOP debt impacts					30			41		71
Noncontrolling interest, net				—					(51)	(51)
BALANCE DECEMBER 31, 2024	2,344,852	$4,009	$788	$68,283	($707)	($11,637)	($137,112)	$127,544	$275	$51,443

See accompanying Notes to Consolidated Financial Statements.

4 The Procter & Gamble Company

	Three Months Ended December 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE SEPTEMBER 30, 2023	2,356,886	$4,009	$812	$66,822	($782)	($12,583)	($131,029)	$120,443	$321	$48,014
Net earnings								3,468	25	3,493
Other comprehensive income/(loss)						416			—	416
Dividends and dividend equivalents ($0.9407 per share):
Common								(2,225)		(2,225)
Preferred								(70)		(70)
Treasury stock purchases	(6,879)						(1,008)			(1,008)
Employee stock plans	2,630			113			147			260
Preferred stock conversions	385		(3)	—			3			—
ESOP debt impacts					—			—		—
Noncontrolling interest, net				—					(52)	(52)
BALANCE DECEMBER 31, 2023	2,353,021	$4,009	$809	$66,935	($782)	($12,167)	($131,887)	$121,617	$294	$48,829

	Six Months Ended December 31, 2023
Dollars in millions; shares in thousands	Common Stock		Preferred Stock	Additional Paid-In Capital	Reserve for ESOP Debt Retirement	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Retained Earnings	Noncontrolling Interest	Total Shareholders' Equity
	Shares	Amount
BALANCE JUNE 30, 2023	2,362,120	$4,009	$819	$66,556	($821)	($12,220)	($129,736)	$118,170	$288	$47,065
Net earnings								7,988	60	8,049
Other comprehensive income/(loss)						53			(2)	51
Dividends and dividend equivalents ($1.8814 per share):
Common								(4,450)		(4,450)
Preferred								(140)		(140)
Treasury stock purchases	(16,722)						(2,516)			(2,516)
Employee stock plans	6,351			378			356			734
Preferred stock conversions	1,273		(10)	1			9			—
ESOP debt impacts					39			48		87
Noncontrolling interest, net				—					(52)	(52)
BALANCE DECEMBER 31, 2023	2,353,021	$4,009	$809	$66,935	($782)	($12,167)	($131,887)	$121,617	$294	$48,829
See accompanying Notes to Consolidated Financial Statements.

The Procter & Gamble Company 5
THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
Amounts in millions	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	$9,482	$8,246
OPERATING ACTIVITIES
Net earnings	8,646	8,049
Depreciation and amortization	1,434	1,423
Share-based compensation expense	241	275
Deferred income taxes	221	(154)
Loss/(gain) on sale of assets	787	(3)
Indefinite-lived intangible asset impairment charge	—	1,341
Change in accounts receivable	(262)	(839)
Change in inventories	(170)	(32)
Change in accounts payable and accrued and other liabilities	(1,157)	302
Change in other operating assets and liabilities	(748)	(704)
Other	135	346
TOTAL OPERATING ACTIVITIES	9,127	10,004
INVESTING ACTIVITIES
Capital expenditures	(1,918)	(1,742)
Proceeds from asset sales	47	8
Acquisitions, net of cash acquired	(6)	—
Other investing activity	(153)	(489)
TOTAL INVESTING ACTIVITIES	(2,029)	(2,224)
FINANCING ACTIVITIES
Dividends to shareholders	(4,886)	(4,578)
Additions to short-term debt with original maturities of more than three months	5,905	2,798
Reductions in short-term debt with original maturities of more than three months	(571)	(5,862)
Net additions/(reductions) to other short-term debt	(2,705)	3,740
Additions to long-term debt	995	254
Reductions in long-term debt	(1,478)	(2,335)
Treasury stock purchases	(4,449)	(2,503)
Impact of stock options and other	985	397
TOTAL FINANCING ACTIVITIES	(6,205)	(8,087)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(144)	(49)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	748	(356)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$10,230	$7,890
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses”. This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. This amendment is effective for our fiscal year ending June 30, 2028 and our interim periods within the fiscal year ending June 30, 2029. We are currently assessing the impact of this guidance on our disclosures.
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
•Grooming: Grooming (Appliances, Female Blades & Razors, Male Blades & Razors, Pre- and Post-Shave Products, Other Grooming);
•Health Care: Oral Care (Toothbrushes, Toothpastes, Other Oral Care); Personal Health Care (Gastrointestinal, Pain Relief, Rapid Diagnostics, Respiratory, Vitamins/Minerals/Supplements, Other Personal Health Care);
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

The Procter & Gamble Company 7
Operating segments as a percentage of consolidated net sales are as follows:

	% of Net sales by operating segment (1)
	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
Fabric Care	23%	23%	23%	23%
Home Care	12%	12%	12%	12%
Baby Care	9%	9%	9%	10%
Family Care	9%	9%	9%	8%
Hair Care	9%	9%	9%	9%
Grooming	8%	8%	8%	8%
Oral Care	9%	9%	8%	8%
Personal Health Care	6%	6%	7%	7%
Feminine Care	6%	6%	6%	6%
Personal Care (2)	5%	5%	6%	5%
Skin Care (2)	4%	4%	3%	4%
Total	100%	100%	100%	100%
(1)% of Net sales by operating segment excludes sales recorded in Corporate.
(2)Effective July 1, 2024, the Beauty reportable business segment separated Skin and Personal Care into individual operating segments, Skin Care and Personal Care. This transition included separation of the management team, strategic decision-making, innovation plans, financial targets, budgets and management reporting.
The following is a summary of reportable segment results:

		Three Months Ended December 31			Six Months Ended December 31
		Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)	Net Sales	Earnings/(Loss) Before Income Taxes	Net Earnings/(Loss)
Beauty	2024	$3,848	$996	$780	$7,741	$2,063	$1,620
	2023	3,849	1,112	868	7,946	2,361	1,839
Grooming	2024	1,752	568	459	3,475	1,090	885
	2023	1,734	538	440	3,458	1,071	862
Health Care	2024	3,249	974	758	6,397	1,928	1,499
	2023	3,172	932	719	6,245	1,821	1,408
Fabric & Home Care	2024	7,575	1,989	1,567	15,285	4,066	3,188
	2023	7,415	2,018	1,577	15,061	4,049	3,146
Baby, Feminine & Family Care	2024	5,298	1,464	1,119	10,400	2,847	2,185
	2023	5,146	1,437	1,102	10,332	2,845	2,177
Corporate	2024	159	(146)	(24)	322	(1,009)	(731)
	2023	126	(1,541)	(1,214)	270	(1,849)	(1,383)
Total Company	2024	$21,882	$5,845	$4,659	$43,619	$10,985	$8,646
	2023	21,441	4,496	3,493	43,312	10,299	8,049
4. Goodwill and Intangible Assets
Goodwill is allocated by reportable segment as follows:

	Beauty	Grooming	Health Care	Fabric & Home Care	Baby, Feminine & Family Care	Total Company
Goodwill at June 30, 2024	$13,723	$12,633	$7,638	$1,810	$4,499	$40,303
Acquisitions and divestitures	—	—	—	—	—	—
Translation and other	(139)	(104)	(107)	(11)	(44)	(405)
Goodwill at December 31, 2024	$13,584	$12,529	$7,531	$1,799	$4,456	$39,898
Goodwill decreased from June 30, 2024, primarily due to currency translation.
Amounts in millions of dollars except per share amounts or as otherwise specified.

8 The Procter & Gamble Company
Identifiable intangible assets at December 31, 2024, were comprised of:

	Gross Carrying Amount	Accumulated Amortization
Intangible assets with determinable lives	$8,965	$(6,684)
Intangible assets with indefinite lives	19,552	—
Total identifiable intangible assets	$28,517	$(6,684)
Intangible assets with determinable lives consist of brands, patents, technology and customer relationships. The intangible assets with indefinite lives primarily consist of brands. The amortization expense of determinable-lived intangible assets for the three months ended December 31, 2024 and 2023, was $80 and $84, respectively. For the six months ended December 31, 2024 and 2023, amortization expense was $163 and $171, respectively.
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
As previously disclosed, the carrying value of the Gillette indefinite-lived intangible asset was impaired during the fiscal year ended June 30, 2024. The impairment charge arose due to a higher discount rate, weakening of several currencies relative to the U.S. dollar and the impact of a new restructuring program focused primarily in certain Enterprise Markets, including Argentina and Nigeria. Following the impairment charge, the carrying value of the Gillette indefinite-lived intangible asset was equivalent to the estimated fair value as of December 31, 2023.
Based on our impairment testing performed during the three months ended December 31, 2024, the Gillette indefinite-lived intangible asset's fair value exceeds its carrying value by greater than 10%. As of December 31, 2024, the carrying value of the Gillette indefinite-lived intangible asset was $12.8 billion.
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

The Procter & Gamble Company 9

We performed a sensitivity analysis for the Gillette indefinite-lived intangible asset as part of our annual impairment testing during the three months ended December 31, 2024, utilizing reasonably possible changes in the assumptions for the discount rate, the short-term and residual growth rates and the royalty rate to demonstrate the potential impacts to estimated fair values. The table below provides, in isolation, the estimated fair value impacts related to a 25 basis-point increase in the discount rate, a 25 basis-point decrease in our short-term and residual growth rates or a 50 basis-point decrease in our royalty rate.

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
Net earnings per common share were calculated as follows:

CONSOLIDATED AMOUNTS	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
Net earnings	$4,659	$3,493	$8,646	$8,049
Less: Net earnings attributable to noncontrolling interests	29	25	56	60
Net earnings attributable to P&G	4,630	3,468	8,589	7,988
Less: Preferred dividends	72	70	144	140
Net earnings attributable to P&G available to common shareholders (Basic)	$4,558	$3,398	$8,445	$7,849

SHARES IN MILLIONS
Basic weighted average common shares outstanding	2,351.9	2,358.0	2,354.1	2,359.0
Add effect of dilutive securities:
Convertible preferred shares (1)	71.3	73.9	71.6	74.3
Stock options and other unvested equity awards (2)	34.9	36.4	36.4	38.5
Diluted weighted average common shares outstanding	2,458.1	2,468.4	2,462.1	2,471.8

NET EARNINGS PER COMMON SHARE
Basic	$1.94	$1.44	$3.59	$3.33
Diluted	$1.88	$1.40	$3.49	$3.23
(1)An overview of preferred shares can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
(2)Excludes approximately 8 million and 9 million for the three months ended December 31, 2024 and 2023 respectively, and 4 million and 5 million for the six months ended December 31, 2024 and 2023 respectively, of weighted average stock options outstanding because the exercise price of these options was greater than their average market value or their effect was antidilutive.
6. Share-Based Compensation and Postretirement Benefits
The following table provides a summary of our share-based compensation expense and postretirement benefit impacts:

	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
Share-based compensation expense	$136	$150	$241	$275
Net periodic benefit cost for pension benefits	26	52	63	109
Net periodic benefit (credit) for other retiree benefits	(180)	(156)	(360)	(311)
Amounts in millions of dollars except per share amounts or as otherwise specified.

10 The Procter & Gamble Company
7. Risk Management Activities and Fair Value Measurements
As a multinational company with diverse product offerings, we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices. There have been no significant changes in our risk management policies or activities during the six months ended December 31, 2024.
The Company has not changed its valuation techniques used in measuring the fair value of any financial assets and liabilities during the period. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each quarter. There were no transfers between levels during the periods presented. Also, there was no significant activity within the Level 3 assets and liabilities during the periods presented. Except for the impairment of the Gillette indefinite-lived intangible asset discussed in Note 4, there were no significant assets or liabilities that were re-measured at fair value on a non-recurring basis during the six months ended December 31, 2024 or during the fiscal year ended June 30, 2024.
Cash equivalents were $8.7 billion and $8.0 billion as of December 31, 2024 and June 30, 2024, respectively, and are classified as Level 1 within the fair value hierarchy. The Company had no other material investments in debt or equity securities during the periods presented.
The fair value of long-term debt was $27.3 billion and $27.7 billion as of December 31, 2024 and June 30, 2024, respectively. This includes the current portion of long-term debt instruments ($3.3 billion and $3.8 billion as of December 31, 2024 and June 30, 2024, respectively). Certain long-term debt (debt designated as a fair value hedge) is recorded at fair value. All other long-term debt is recorded at amortized cost but is measured at fair value for disclosure purposes. We consider our debt to be Level 2 in the fair value hierarchy. Fair values are generally estimated based on quoted market prices for identical or similar instruments.
Disclosures about Financial Instruments
The notional amounts and fair values of financial instruments used in hedging transactions as of December 31, 2024 and June 30, 2024, are as follows:

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$2,914	$2,993	$—	$—	$(215)	$(325)
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS
Foreign currency interest rate contracts	$13,054	$10,140	$545	$119	$—	$(31)
TOTAL DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS	$15,968	$13,133	$545	$119	$(215)	$(356)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$3,359	$3,192	$1	$1	$(40)	$(23)

TOTAL DERIVATIVES AT FAIR VALUE	$19,326	$16,325	$546	$120	$(255)	$(379)
The fair value of the interest rate derivative asset/(liability) directly offsets the cumulative amount of the fair value hedging adjustment included in the carrying amount of the underlying debt obligation. The carrying amount of the underlying debt obligation, which includes the unamortized discount or premium and the fair value adjustment, was $2.7 billion as of December 31, 2024 and June 30, 2024. In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The carrying value of those debt instruments designated as net investment hedges, which includes the adjustment for the foreign currency transaction gain or loss on those instruments, was $10.4 billion and $11.9 billion as of December 31, 2024 and June 30, 2024, respectively. The increase in notional balance of the derivative instruments designated as net investment hedges is primarily driven by the Company's decision to leverage favorable interest rate spreads in the foreign currency swap market.
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
Certain of the Company's financial instruments used in hedging transactions are governed by industry standard netting and collateral agreements with counterparties. If the Company's credit rating were to fall below the levels stipulated in the agreements, the counterparties could demand either collateralization or termination of the arrangements. The aggregate fair value of the instruments covered by these contractual features that are in a liability position was $33 and $307 as of
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 11
December 31, 2024 and June 30, 2024, respectively. The Company has not been required to post collateral as a result of these contractual features.
Before tax gains and losses on our financial instruments in hedging relationships are categorized as follows:

	Amount of Gain/(Loss) Recognized in OCI on Derivatives
	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
DERIVATIVES IN NET INVESTMENT HEDGING RELATIONSHIPS (1) (2)
Foreign currency interest rate contracts	$857	$(487)	$356	$(202)
(1)    For the derivatives in net investment hedging relationships, the amount of gain excluded from effectiveness testing, which was recognized in earnings, was $57 and $62 for the three months ended December 31, 2024 and 2023, respectively. The amount of gain excluded from effectiveness testing was $107 and $130 for the six months ended December 31, 2024 and 2023, respectively.
(2)    In addition to the foreign currency derivative contracts designated as net investment hedges, certain of our foreign currency denominated debt instruments are designated as net investment hedges. The amount of gain/(loss) recognized in Accumulated other comprehensive income (AOCI) for such instruments was $825 and $(504) for the three months ended December 31, 2024 and 2023, respectively. The amount of gain/(loss) recognized in AOCI for such instruments was $215 and $(159) for the six months ended December 31, 2024 and 2023, respectively.

	Amount of Gain/(Loss) Recognized in Earnings
	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
DERIVATIVES IN FAIR VALUE HEDGING RELATIONSHIPS
Interest rate contracts	$34	$117	$110	$128
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign currency contracts	$(174)	$128	$(48)	$57
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
8. Accumulated Other Comprehensive Income/(Loss)
The table below presents the changes in Accumulated other comprehensive income/(loss) attributable to Procter & Gamble (AOCI), including the reclassifications out of AOCI by component:

	Investment Securities	Postretirement Benefit Plans	Foreign Currency Translation	Total AOCI
Balance at June 30, 2024, net of tax	$10	$613	$(12,522)	$(11,900)
Other comprehensive income/(loss), before tax:
OCI before reclassifications	1	38	(362)	(323)
Amounts reclassified to the Consolidated Statement of Earnings	—	(38)	752	714
Total other comprehensive income/(loss), before tax	1	—	390	391
Tax effect	—	3	(134)	(131)
Total other comprehensive income/(loss), net of tax	1	3	256	260
Less: OCI attributable to noncontrolling interests, net of tax	—	2	(5)	(3)
Balance at December 31, 2024, net of tax	$11	$614	$(12,262)	$(11,637)
The below provides additional details on amounts reclassified from AOCI into the Consolidated Statement of Earnings:
•Postretirement benefit plan amounts are reclassified from AOCI into Other non-operating income/(expense), net and included in the computation of net periodic postretirement costs.
•Foreign currency translation amounts are reclassified from AOCI into Other non-operating income/(expense), net. These amounts relate to accumulated foreign currency translation losses recognized due to the substantial liquidation of operations in Argentina recorded in the period ended September 30, 2024.

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
10. Supplier Finance Programs
The Company has an ongoing program to negotiate extended payment terms with its suppliers consistent with market practices. The Company also supports a Supply Chain Finance program (“SCF”) with several global financial institutions. Under SCF, the Company maintains an accounts payable system to facilitate participating suppliers' ability to sell receivables from the Company to a SCF bank. These participating suppliers negotiate their sales of receivables arrangements directly with the respective SCF bank. The Company is not party to those agreements, but the SCF banks allow the suppliers to utilize the Company’s creditworthiness in establishing credit spreads and associated costs. Under this model, this arrangement generally provides the suppliers with more favorable terms than they would be able to secure on their own. The Company has no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier chooses to participate in SCF, the supplier selects which individual Company invoices to sell to the SCF bank. The Company’s obligations to its suppliers, including the amounts due and scheduled payment dates, are not impacted by the supplier’s decisions to finance amounts under these arrangements. The Company does not provide any form of guarantee under these financing arrangements. Our payment terms for suppliers under this program generally range from 60 to 180 days. All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amount due to suppliers participating in SCF and included in Accounts payable was approximately $5.6 billion as of December 31, 2024 and June 30, 2024.
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
For the three months ended December 31, 2024, the Company incurred total before tax charges of $47 including $28 in Costs of products sold, $25 in SG&A and $(5) in Other non-operating income/(expense). For the six months ended December 31, 2024, the Company incurred charges of $933 including $69 in Costs of products sold, $79 in SG&A and $785 in Other non-operating income/(expense).
Amounts in millions of dollars except per share amounts or as otherwise specified.

The Procter & Gamble Company 13
The following table presents restructuring activity for the six months ended December 31, 2024:

	Separation Costs	Asset-Related Costs	Other Costs	Total
RESERVE JUNE 30, 2024	$133	$—	$32	$166
Costs incurred for the three months ended September 30, 2024	16	30	839	886
Costs incurred for the three months ended December 31, 2024	25	9	14	47
Costs incurred for the six months ended December 31, 2024	41	39	853	933

Costs paid/settled for the six months ended December 31, 2024	(58)	(39)	(823)	(921)
RESERVE DECEMBER 31, 2024	$115	$—	$62	$178
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
Other Costs
Other restructuring-type charges are incurred as a direct result of the restructuring plan. Such charges include accumulated foreign currency translation losses, asset removal and termination of contracts.

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
The MD&A is organized in the following sections:
•Overview
•Summary of Results – Six Months Ended December 31, 2024
•Economic Conditions and Uncertainties
•Results of Operations – Three and Six Months Ended December 31, 2024
•Segment Results – Three and Six Months Ended December 31, 2024
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
Management also uses certain market share and market consumption estimates to evaluate performance relative to competition despite some limitations on the availability and comparability of share and consumption information. References to market share and consumption in the MD&A are based on a combination of vendor-purchased traditional brick-and-mortar and online data in key markets as well as internal estimates. All market share references represent the percentage of sales of our products in dollar terms on a constant currency basis relative to all product sales in the category. The Company measures quarter and fiscal year to date market share through the most recent period for which market share data is available, which typically reflects a lag time of one or two months as compared to the end of the reporting period. Management also uses unit volume growth to evaluate drivers of changes in net sales. Organic volume growth reflects year-over-year changes in unit volume excluding the impacts of acquisitions and divestitures and certain one-time items, if applicable, and is used to explain changes in organic sales. Certain columns and rows may not add due to rounding.
OVERVIEW
P&G is a global leader in the fast-moving consumer goods industry, focused on providing branded consumer packaged goods of superior quality and value to our consumers around the world. Our products are sold in about 180 countries and territories, primarily through mass merchandisers, e-commerce (including social commerce) channels, grocery stores, membership club stores, drug stores, department stores, distributors, wholesalers, specialty beauty stores (including airport duty-free stores), high-frequency stores, pharmacies, electronics stores and professional channels. We also sell direct to individual consumers. We have on-the-ground operations in about 70 countries.
Our market environment is highly competitive with global, regional and local competitors. In many of the markets and industry segments in which we sell our products, we compete against other branded products as well as retailers' private-label brands.

The Procter & Gamble Company 15
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
The following table provides the percentage of net sales and net earnings by reportable business segment (excluding Corporate) for the three and six months ended December 31, 2024:

	Three Months Ended December 31, 2024		Six Months Ended December 31, 2024
	Net Sales	Net Earnings	Net Sales	Net Earnings
Beauty	18%	18%	18%	18%
Grooming	8%	10%	8%	9%
Health Care	15%	16%	15%	16%
Fabric & Home Care	35%	33%	35%	34%
Baby, Feminine & Family Care	24%	24%	24%	23%
Total Company	100%	100%	100%	100%
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
Consistent with our historical policies for ongoing restructuring-type activities, resulting charges were funded by and included

16 The Procter & Gamble Company
within Corporate for segment reporting. Restructuring charges above the normal ongoing level of restructuring costs are reported as non-core charges. For more details on the restructuring program, refer to Note 11 to the Consolidated Financial Statements.
SUMMARY OF RESULTS – Six Months Ended December 31, 2024
The following are highlights of results for the six months ended December 31, 2024, versus the six months ended December 31, 2023:
•Net sales increased 1% to $43.6 billion versus the prior year period. Net sales increased 2% in Health Care, 1% in Fabric & Home Care and Baby, Feminine & Family Care and decreased 3% in Beauty. Net sales in Grooming were unchanged. Organic sales, which exclude the impacts of acquisitions and divestitures and foreign exchange, increased 2%. Organic sales increased 3% in Health Care, Fabric & Home Care and Grooming and increased 2% in Baby, Feminine & Family Care. Organic sales in Beauty were unchanged.
•Net earnings were $8.6 billion, an increase of $597 million, or 7%, versus the prior year period due to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year, partially offset by higher restructuring charges in the current year of $0.8 billion after tax related to the substantial liquidation of operations in certain Enterprise Markets, including Argentina.
•Net earnings attributable to Procter & Gamble were $8.6 billion, an increase of $601 million, or 8%, versus the prior year period.
•Diluted EPS increased 8% to $3.49 due to the increase in net earnings. Core EPS, which excludes incremental restructuring charges and the prior year Gillette intangible asset impairment charge, increased 4% to $3.81.
•Operating cash flow was $9.1 billion. Adjusted free cash flow, which is defined as operating cash flow less capital expenditures and excluding payments for the transitional tax resulting from the U.S. Tax Act, was $7.8 billion. Adjusted free cash flow productivity, which is defined as adjusted free cash flow as a percentage of net earnings excluding a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina, was 83%.
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
Foreign Exchange. We have significant exposure to exchange rate fluctuations, both due to translation and transaction exposures. Translation exposures arise from measuring income statements of foreign subsidiaries with functional currencies other than the U.S. dollar. Transaction exposures involve impacts from 1) input costs that are denominated in currencies other than the local reporting currency and 2) revaluation of working capital balances denominated in currencies other than the functional currency. We have experienced significant foreign exchange impacts in the past due to the weakening of certain foreign currencies versus the U.S. dollar, which have negatively impacted net sales, net earnings and cash flows. In response to the devaluation of foreign currencies (including those deemed highly inflationary), any lags or inability (due to government restrictions) to implement price increases or the negative impacts of such actions on product consumption may lead to a decline in our net sales, net earnings and cash flows.
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

The Procter & Gamble Company 17
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
RESULTS OF OPERATIONS – Three Months Ended December 31, 2024
The following discussion provides a review of results for the three months ended December 31, 2024, versus the three months ended December 31, 2023.

	Three Months Ended December 31
Amounts in millions, except per share amounts	2024	2023	% Chg
Net sales	$21,882	$21,441	2%
Operating income	5,741	4,433	30%
Earnings before income taxes	5,845	4,496	30%
Net earnings	4,659	3,493	33%
Net earnings attributable to Procter & Gamble	4,630	3,468	34%
Diluted net earnings per common share	1.88	1.40	34%
Core net earnings per common share	1.88	1.84	2%

	Three Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2024	2023	Basis Pt Chg
Gross margin	52.4%	52.7%	(30)
Selling, general & administrative expense	26.2%	25.8%	40
Operating income	26.2%	20.7%	550
Earnings before income taxes	26.7%	21.0%	570
Net earnings	21.3%	16.3%	500
Net earnings attributable to Procter & Gamble	21.2%	16.2%	500
Net Sales
Net sales for the quarter increased 2% to $21.9 billion as unit volume and mix each increased 1%. Pricing and foreign exchange had a neutral impact on net sales. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3% and organic volume increased 2%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2024 vs. 2023 (Three Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(1)%	—%	(1)%	2%	—%	—%	—%
Grooming	2%	2%	(1)%	1%	(1)%	—%	1%
Health Care	—%	—%	—%	1%	2%	(1)%	2%
Fabric & Home Care	1%	2%	—%	—%	1%	—%	2%
Baby, Feminine & Family Care	4%	4%	—%	(1)%	—%	—%	3%
Total Company	1%	2%	—%	—%	1%	—%	2%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 30 basis points to 52.4% of net sales for the quarter. The decrease in gross margin was due to:
•110 basis points of decline from unfavorable product mix,
•50 basis points of higher commodity costs,

18 The Procter & Gamble Company
•20 basis points of product and packaging investments,
•20 basis points of higher transportation services costs and
•10 basis points of unfavorable foreign exchange impacts.
These impacts were partially offset by:
•150 basis points of manufacturing productivity savings and
•30 basis points of increase due to higher pricing.
Total SG&A spending increased 4% to $5.7 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 40 basis points to 26.2% due to an increase in marketing spending and overhead costs as a percentage of net sales. Marketing spending as a percentage of net sales increased 10 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings. Overhead costs as a percentage of net sales increased 40 basis points as wage inflation and foreign exchange were partially offset by the positive scale impacts of the net sales increase and productivity savings. Other operating expenses as a percentage of net sales was unchanged. Productivity-driven cost savings delivered 110 basis points of benefit to SG&A as a percentage of net sales.
Operating income increased $1.3 billion, or 30%, to $5.7 billion and operating margin increased 550 basis points to 26.2% versus the prior year period primarily due to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year, as well as the increase in net sales, partially offset by the decrease in gross margin, the components of which are described above.
Non-Operating Expenses and Income
Interest expense was $240 million for the quarter, a decrease of $8 million versus the prior year period. Interest income was $119 million for the quarter, a decrease of $14 million versus the prior year period. Other non-operating income/(expense) was $224 million, which is an increase of $47 million versus the prior year period due to an increase in the net periodic benefit credit for postretirement benefits.
Income Taxes
The effective income tax rate for the three months ended December 31, 2024, was 20.3%, compared to 22.3% for the three months ended December 31, 2023. The decrease in the effective tax rate was primarily driven by favorable geographic mix impacts and higher excess tax benefits of share-based compensation.
Net Earnings
Net earnings increased $1.2 billion, or 33%, to $4.7 billion due primarily to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year. Foreign exchange had a negative impact of approximately $45 million on net earnings for the quarter, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $1.2 billion, or 34%, to $4.6 billion for the quarter. Diluted EPS increased 34% to $1.88 versus the prior year period.
RESULTS OF OPERATIONS – Six Months Ended December 31, 2024
The following discussion provides a review of results for the six months ended December 31, 2024, versus the six months ended December 31, 2023.

	Six Months Ended December 31
Amounts in millions, except per share amounts	2024	2023	% Chg
Net sales	$43,619	$43,312	1%
Operating income	11,538	10,200	13%
Earnings before income taxes	10,985	10,299	7%
Net earnings	8,646	8,049	7%
Net earnings attributable to Procter & Gamble	8,589	7,988	8%
Diluted net earnings per common share	3.49	3.23	8%
Core net earnings per common share	3.81	3.66	4%

The Procter & Gamble Company 19

	Six Months Ended December 31
COMPARISONS AS A PERCENTAGE OF NET SALES	2024	2023	Basis Pt Chg
Gross margin	52.2%	52.3%	(10)
Selling, general & administrative expense	25.8%	25.7%	10
Operating income	26.5%	23.6%	290
Earnings before income taxes	25.2%	23.8%	140
Net earnings	19.8%	18.6%	120
Net earnings attributable to Procter & Gamble	19.7%	18.4%	130
Net Sales
Net sales for the period increased 1% to $43.6 billion as a 1% increase in both unit volume and higher pricing was partially offset by unfavorable foreign exchange of 1%. Mix was unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2%.
The following table summarizes key drivers of the change in net sales by reportable segment:

	Net Sales Change Drivers 2024 vs. 2023 (Six Months Ended December 31) (1)
	Volume with Acquisitions & Divestitures	Volume Excluding Acquisitions & Divestitures	Foreign Exchange	Price	Mix	Other (2)	Net Sales Growth
Beauty	(1)%	—%	(1)%	1%	(2)%	—%	(3)%
Grooming	3%	4%	(2)%	1%	(2)%	—%	—%
Health Care	(1)%	—%	(1)%	1%	3%	—%	2%
Fabric & Home Care	1%	2%	(1)%	—%	1%	—%	1%
Baby, Feminine & Family Care	1%	2%	—%	—%	—%	—%	1%
Total Company	1%	1%	(1)%	1%	—%	—%	1%
(1)Net sales percentage changes are approximations based on quantitative formulas that are consistently applied.
(2)Other includes the sales mix impact from acquisitions and divestitures and rounding impacts necessary to reconcile volume to net sales.
Operating Costs
Gross margin decreased 10 basis points to 52.2% of net sales for the period. The decrease in gross margin was due to:
•80 basis points of decline from unfavorable product mix,
•70 basis points of higher commodity costs,
•30 basis points of product and packaging investments,
•20 basis points of higher transportation services and other costs and
•10 basis points of unfavorable foreign exchange impacts.
These impacts were partially offset by:
•170 basis points of manufacturing productivity savings,
•20 basis points of increase due to higher pricing and
•10 basis points of increase from gain of manufacturing scale benefits.
Total SG&A spending increased 1% to $11.2 billion versus the prior year period due to increased marketing spending and overhead costs. SG&A as a percentage of net sales increased 10 basis points to 25.8% due to the increase in marketing spending and overhead spending as a percentage of sales. Marketing spending as a percentage of net sales increased 30 basis points as the increase in marketing spending was partially offset by the positive scale impacts of the net sales increase and productivity savings. Overhead costs as a percentage of net sales increased 20 basis points due to wage inflation, partially offset by the positive scale impacts of the net sales increase and productivity savings. Other operating expenses as a percentage of net sales decreased 40 basis points primarily driven by favorable foreign exchange impacts. Productivity-driven cost savings delivered 90 basis points of benefit to SG&A as a percentage of net sales.
Operating income increased $1.3 billion, or 13%, to $11.5 billion and operating margin increased 290 basis points to 26.5% versus the prior year period due primarily to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year, as well as the increase in net sales, partially offset by the decrease in gross margin, the components of which are described above.

20 The Procter & Gamble Company
Non-Operating Expenses and Income
Interest expense was $478 million for the period, an increase of $6 million versus the prior year period. Interest income was $254 million for the period, a decrease of $8 million versus the prior year period. Other non-operating income/(expense) was $(330) million, which is a decrease of $639 million versus the prior year period primarily due to the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina recorded in the period ended September 30, 2024.
Income Taxes
The effective income tax rate for the six months ended December 31, 2024, was 21.3%, compared to 21.8% for the six months ended December 31, 2023. The decrease in the effective tax rate was primarily driven by higher excess tax benefits of share-based compensation and favorable geographic mix impacts, partially offset by a 140 basis-point increase due primarily to the charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
Net Earnings
Net earnings increased $597 million, or 7%, to $8.6 billion, as the increase in operating income, the components of which are described above were partially offset by the non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina recorded in the period ended September 30, 2024. Foreign exchange had a positive impact of approximately $17 million on net earnings for the period, including both transactional and translational impacts from converting earnings from foreign subsidiaries to U.S. dollars. Net earnings attributable to Procter & Gamble increased $601 million, or 8%, to $8.6 billion for the period. Diluted EPS increased 8% to $3.49 versus the prior year period due to the increase in net earnings. Core EPS, which represents diluted EPS excluding charges for incremental restructuring and the impairment of the Gillette intangible asset, increased 4% to $3.81.
SEGMENT RESULTS – Three and Six Months Ended December 31, 2024
The following discussion provides a review of results by reportable business segment. Analysis of the results for the three and six months ended December 31, 2024, is provided based on a comparison to the three and six months ended December 31, 2023. The primary financial measures used to evaluate segment performance are net sales and net earnings. The table below provides supplemental information on net sales, earnings before income taxes and net earnings by reportable business segment for the three and six months ended December 31, 2024, versus the comparable prior year period (dollar amounts in millions):

	Three Months Ended December 31, 2024
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$3,848	—%	$996	(10)%	$780	(10)%
Grooming	1,752	1%	568	6%	459	4%
Health Care	3,249	2%	974	5%	758	5%
Fabric & Home Care	7,575	2%	1,989	(1)%	1,567	(1)%
Baby, Feminine & Family Care	5,298	3%	1,464	2%	1,119	2%
Corporate	159	N/A	(146)	N/A	(24)	N/A
Total Company	$21,882	2%	$5,845	30%	$4,659	33%

	Six Months Ended December 31, 2024
	Net Sales	% Change Versus Year Ago	Earnings/(Loss) Before Income Taxes	% Change Versus Year Ago	Net Earnings/(Loss)	% Change Versus Year Ago
Beauty	$7,741	(3)%	$2,063	(13)%	$1,620	(12)%
Grooming	3,475	—%	1,090	2%	885	3%
Health Care	6,397	2%	1,928	6%	1,499	6%
Fabric & Home Care	15,285	1%	4,066	—%	3,188	1%
Baby, Feminine & Family Care	10,400	1%	2,847	—%	2,185	—%
Corporate	322	N/A	(1,009)	N/A	(731)	N/A
Total Company	$43,619	1%	$10,985	7%	$8,646	7%

The Procter & Gamble Company 21
Beauty
Three months ended December 31, 2024, compared with three months ended December 31, 2023
Beauty net sales were unchanged at $3.8 billion as unit volume decline of 1% and unfavorable foreign exchange of 1% were offset by positive impacts of higher pricing of 2%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2% and organic volume was unchanged. Global market share of the Beauty segment was unchanged.
•Hair Care net sales decreased mid-single digits. Negative impacts of divestitures, unfavorable foreign exchange and a unit volume decrease were partially offset by positive impacts of favorable geographic and brand mix (due to growth of the premium Native brand). The volume decrease was driven by a decline in Greater China (due to market contraction in the retail channel where we have higher shares and distribution footprint changes), partially offset by growth in Latin America and Europe (due to market growth). Organic sales increased low single digits driven by high single-digit growth in Latin America and a low single-digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Hair Care category decreased 0.7 points.
•Personal Care net sales increased double digits. Positive impacts of an increase in unit volume and higher pricing (primarily in North America) were partially offset by unfavorable foreign exchange. The volume increase was driven by growth in North America (due to innovation), Europe (due to distribution expansion and innovation), and Latin America (due to market growth). Organic sales increased double digits due to a low teens growth in North America and a more than 20% growth in Europe, partially offset by a mid-single-digit decline in Greater China. Global market share of the Personal Care category increased 0.8 points.
•Skin Care net sales decreased low single digits. Negative impacts of a decrease in unit volume were partially offset by favorable mix (due primarily to the growth of the super-premium SK-II brand, which has higher than category-average selling prices), higher pricing (primarily in Greater China) and a favorable foreign exchange impact. The volume decrease was driven by declines in all regions, led by North America (due to distribution losses) and Greater China (due to market contraction). Organic sales decreased mid-single digits due to a 20% decline in North America and a mid-single-digit decline in Asia Pacific, partially offset by a mid-single-digit growth in Greater China. Global market share of the Skin Care category decreased 0.7 points.
Net earnings decreased 10% to $780 million due to a 230 basis-point decline in net earnings margin. Net sales were unchanged. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales, partially offset by a lower effective tax rate. The gross margin decline was driven by negative product mix (due to the decline of premium brands) and higher commodity costs, partially offset by increased productivity savings and higher pricing. SG&A as a percentage of net sales increased due primarily to increases in marketing and overhead spending. The lower effective tax rate was driven by favorable geographic mix.
Six months ended December 31, 2024, compared with six months ended December 31, 2023
Beauty net sales decreased 3% to $7.7 billion, as unit volume decrease of 1%, negative impacts of unfavorable foreign exchange of 1% and unfavorable mix of 2% (due primarily to the decline of the super-premium SK-II brand, which has higher than segment-average selling prices) were partially offset by the positive impacts of higher pricing of 1%. Excluding the impact of acquisitions and divestitures and foreign exchange, organic volume and organic sales were unchanged. Global market share of the Beauty segment increased 0.1 points.
•Hair Care net sales decreased low single digits. Negative impacts of divestitures, declining unit volume and unfavorable foreign exchange were partially offset by positive impacts of favorable brand mix (due to growth of the premium Native brand) and higher pricing (primarily in Europe and Latin America). The decline in unit volume was driven by a decline in Greater China (due to market contraction and distribution footprint changes), partially offset by growth in North America (due to innovation) and Latin America (due to market growth). Organic sales increased low single digits due to a high single-digit growth in Latin America and a mid-single-digit growth in North America, partially offset by a high single-digit decline in Greater China. Global market share of the Hair Care category decreased 0.6 points.
•Personal Care net sales increased high single digits. Positive impacts of an increase in unit volume, higher pricing (primarily in North America) and favorable product mix (due to the growth of the premium brands) were partially offset by unfavorable foreign exchange. The volume increase was driven by growth in North America (due to innovation), Europe (due to distribution expansion and innovation), and Latin America (due to market growth), partially offset by a decline in Greater China (due to market contraction). Organic sales increased double digits due to a more than 20% growth in Europe and a double digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Personal Care category increased 0.6 points.
•Skin Care net sales decreased mid-teens. Negative impacts of a decrease in unit volume and unfavorable product mix (due primarily to the decline of the super-premium SK-II brand, which has higher than category-average selling prices), were partially offset by higher pricing (primarily in Greater China and Asia Pacific). The volume decrease was driven by declines in all regions, led by North America (due to distribution losses) and Greater China (due to market contraction).

22 The Procter & Gamble Company
Organic sales decreased mid-teens due to 20% declines in North America and Asia Pacific and a double-digit decline in Greater China. Global market share of the Skin Care category decreased 0.6 points
Net earnings decreased 12% to $1.6 billion due to a decrease in net sales and a 220 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales, partially offset by a lower effective tax rate. The gross margin decline was driven by negative product mix (due to the decline of the super-premium SK-II brand) and higher commodities, partially offset by increased pricing and productivity savings. SG&A as a percentage of net sales increased due primarily to an increase in marketing and overhead spending. The lower effective tax rate was driven by favorable geographic mix.
Grooming
Three months ended December 31, 2024, compared with three months ended December 31, 2023
Grooming net sales increased 1% to $1.8 billion as the benefits of a 2% increase in unit volume and higher pricing of 1% (driven primarily by IMEA and Asia Pacific) were partially offset by unfavorable geographic mix of 1% and unfavorable foreign exchange of 1%. The volume increase was driven by growth in IMEA (due to increased distribution) and Europe (due to market growth). Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 2% driven by a low teens growth in IMEA and a double-digit growth in Asia Pacific. Global market share of the Grooming segment increased 0.3 points.
Net earnings increased 4% to $459 million due to an increase in net sales and an 80 basis-point increase in net earnings margin. Net earnings margin increased as an increase in gross margin and a decrease in SG&A as a percentage of net sales were partially offset by a higher effective tax rate. The gross margin improvement was primarily driven by increased productivity savings and increased pricing, partially offset by unfavorable geographic mix. SG&A as a percentage of net sales decreased due primarily to higher foreign exchange transactional charges in the prior year period. The higher effective tax rate was driven by unfavorable geographic mix.
Six months ended December 31, 2024, compared with six months ended December 31, 2023
Grooming net sales were unchanged at $3.5 billion driven by unit volume increase of 3% and higher pricing of 1% (driven primarily by Latin America and IMEA), offset by unfavorable geographic mix of 2% and unfavorable foreign exchange of 2%. The volume increase was driven by growth in IMEA (due to increased distribution), Latin America (due to market growth) and Europe (due to market growth). Excluding the impact of acquisitions and divestitures and foreign exchange, Grooming organic sales increased 3% due to high teens growth in IMEA, high single-digit growth in Asia Pacific and mid-single-digit growth in Latin America. Organic volume increased 4%. Global market share of the Grooming segment increased 0.6 points.
Net earnings increased 3% to $885 million due to a 60 basis-point increase in net earnings margin. Net earnings margin increased as a decrease in SG&A as a percentage of net sales was partially offset by a decrease in gross margin. The gross margin decrease was driven primarily by unfavorable geographic mix, partially offset by productivity savings and higher pricing. SG&A as a percentage of net sales decreased due to higher foreign exchange transactional charges in the prior year period and reduced marketing spending.
Health Care
Three months ended December 31, 2024, compared with three months ended December 31, 2023
Health Care net sales increased 2% to $3.2 billion driven by favorable product mix of 2% and higher pricing of 1%. Unit volume and foreign exchange were unchanged. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3%. Global market share of the Health Care segment was unchanged.
•Oral Care net sales increased mid-single digits driven by the positive impacts of favorable product mix (due to growth of power brushes and premium paste, which have higher than category-average selling prices). Unit volume was unchanged as growth in North America (due to market growth and innovation) and Europe (due to distribution gains and innovation) was offset by declines in Greater China (due to market contraction and share losses) and IMEA (due to share losses). Organic sales increased low single digits driven by a high single-digit increase in Europe and a mid-single-digit increase in North America, partially offset by a mid-teens decrease in Greater China. Global market share of the Oral Care category increased 0.1 points.
•Personal Health Care net sales increased low single digits as higher pricing (driven by Europe and Latin America) and a unit volume increase were partially offset by negative impacts of product mix (due to the decline of respiratory products, which have higher than category-average selling prices) and unfavorable foreign exchange. The unit volume increase was primarily due to growth in Europe (due to innovation), partially offset by a decline in IMEA (due to increased competitive activity). Organic sales increased low single digits driven by a double-digit growth in Europe, partially offset by a low-single-digit decline in North America. Global market share of the Personal Health Care category decreased 0.1 points.
Net earnings increased 5% to $758 million due to net sales growth and a 60 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, partially offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven primarily by productivity savings and higher pricing, partially offset by

The Procter & Gamble Company 23
unfavorable product mix (due to a decline in respiratory products, which have higher than segment-average gross margins). SG&A as a percentage of net sales increased due to an increase in overhead spending, partially offset by the positive scale impacts of the net sales increase.
Six months ended December 31, 2024, compared with six months ended December 31, 2023
Health Care net sales increased 2% to $6.4 billion driven by favorable geographic and product mix of 3% and higher pricing of 1%, partially offset by unfavorable foreign exchange of 1% and a 1% decrease in unit volume. Excluding the impact of acquisitions and divestitures and foreign exchange, organic sales increased 3% and organic volume was unchanged. Global market share of the Health Care segment was unchanged.
•Oral Care net sales increased low single digits due to the positive impacts of favorable product mix (due to growth of premium paste and power brushes, which have higher than category-average selling prices), partially offset by a decrease in unit volume. The unit volume decrease was due to a decline in Greater China (due to market contraction and share losses) and IMEA (due to share losses), partially offset by growth in North America (due to market growth and innovation) and Europe (due to distribution expansion and innovation). Organic sales also increased low single digits due to a high single-digit increase in Europe and a mid-single-digit increase in North America, partially offset by high teens decreases in Greater China and IMEA. Global market share of the Oral Care category increased 0.2 points.
•Personal Health Care net sales increased low single digits due to the positive impacts of higher pricing (driven by Latin America and Europe), favorable geographic mix and unit volume increase, partially offset by unfavorable foreign exchange. The increase in unit volume was driven by growth in North America (due to distribution gains), Europe (due to innovation), partially offset by a decline in IMEA (due to increased competitive activity). Organic sales increased low single digits due to mid-single-digit growth in both Europe and Latin America and low single-digit growth in North America, partially offset by a low single-digit decline in IMEA. Global market share of the Personal Health Care category decreased 0.1 points.
Net earnings increased 6% to $1.5 billion due to net sales growth and a 90 basis-point increase in net earnings margin. Net earnings margin increased due to an increase in gross margin, a decrease in SG&A as a percentage of net sales and a lower effective tax rate. The gross margin increase was driven by productivity savings and higher pricing. SG&A as a percentage of net sales decreased due to decreased marketing spending, higher foreign exchange transactional charges in the prior year period and the positive scale impacts of the net sales increase. The lower effective tax rate was driven by favorable geographic mix.
Fabric & Home Care
Three months ended December 31, 2024, compared with three months ended December 31, 2023
Fabric & Home Care net sales increased 2% to $7.6 billion driven by a unit volume increase of 1% and favorable mix of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 3% and organic volume increased 2%. Global market share of the Fabric & Home Care segment increased 0.1 points.
•Fabric Care net sales increased low single digits driven by an increase in unit volume and a positive impact of favorable geographic mix, partially offset by unfavorable foreign exchange. The increase in unit volume was due to growth in North America (due to innovation) and Europe (due to innovation and increased marketing support), partially offset by declines in Latin America (due to share losses). Organic sales increased low single digits driven by a high single-digit growth in Asia Pacific, a mid-single-digit growth in Europe and a low single-digit growth in North America, partially offset by a high single-digit decline in Latin America. Global market share of the Fabric Care category increased 0.1 points.
•Home Care net sales increased mid-single digits driven by a unit volume increase and favorable premium product mix, partially offset by the impact of divestitures. The increase in volume was due to growth in North America (due to innovation) and Europe (due to market growth). Organic sales increased mid-single digits driven by a mid-single-digit growth in both North America and Europe. Global market share of the Home Care category increased 0.3 points.
Net earnings decreased 1% to $1.6 billion as the increase in net sales was more than offset by a 60 basis-point decline in net earnings margin. Net earnings margin decreased due to a decrease in gross margin and an increase in SG&A as a percentage of net sales, partially offset by a lower effective tax rate. The gross margin decrease was driven by unfavorable product mix, partially offset by productivity savings. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending, partially offset by the positive scale effects of the net sales increase. The lower effective tax rate was driven by favorable geographic mix.
Six months ended December 31, 2024, compared with six months ended December 31, 2023
Fabric & Home Care net sales increased 1% to $15.3 billion driven by a unit volume increase of 1% and favorable product mix of 1%, partially offset by unfavorable foreign exchange of 1%. Excluding the impact of foreign exchange and acquisitions and divestitures, organic sales increased 3% and organic volume increased 2%. Global market share of the Fabric & Home Care segment increased 0.1 points.
•Fabric Care net sales were unchanged as the positive impact of favorable premium product mix was offset by the negative impacts of unfavorable foreign exchange. Unit volume was unchanged as growth in North America (due to market growth)

24 The Procter & Gamble Company
and Europe (due to innovation and increased marketing support) was offset by declines in Latin America and IMEA (both due to share losses). Organic sales increased low single digits driven by a mid-single-digit increase in Europe and North America, partially offset by a high single-digit decrease in Latin America. Global market share of the Fabric Care category decreased 0.1 points.
•Home Care net sales increased mid-single digits driven by a unit volume increase and favorable premium product mix, partially offset by the impact of unfavorable foreign exchange and divestitures. The increase in volume was due primarily to growth in North America (due to innovation) and Europe (due to market growth). Organic sales increased mid-single digits driven by mid-single-digit growth in North America and Europe. Global market share of the Home Care category increased 0.4 points.
Net earnings increased 1% to $3.2 billion due to the increase in net sales. Net earnings margin was unchanged as an increase in gross margin and a lower effective tax rate was fully offset by an increase in SG&A as a percentage of net sales. The gross margin increase was driven by increased productivity savings, partially offset by unfavorable product mix. SG&A as a percentage of net sales increased due to an increase in marketing and overhead spending, partially offset by the positive scale effects of the net sales increase and higher foreign exchange transactional charges in the prior year period. The lower effective tax rate was driven by favorable geographic mix.
Baby, Feminine & Family Care
Three months ended December 31, 2024, compared with three months ended December 31, 2023
Baby, Feminine & Family Care net sales increased 3% to $5.3 billion due to a 4% increase in unit volume, partially offset by lower pricing of 1%. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 4%. Global market share of the Baby, Feminine & Family Care segment was unchanged.
•Baby Care net sales decreased low single digits. Negative impacts of a decrease in unit volume, lower pricing (driven by merchandising investments in North America and Europe) and divestitures were partially offset by favorable geographic and product mix (due to a higher proportion of premium diapers, which have higher than category-average selling prices). The unit volume decline was driven by Europe and Asia Pacific (both due to market contraction). Organic sales decreased low single digits due to a double digit decline in Asia Pacific and a mid-single-digit decline in Europe, partially offset by a mid-single-digit growth in Latin America. Global market share of the Baby Care category was unchanged.
•Feminine Care net sales increased low single digits. Positive impacts of favorable geographic mix were partially offset by a decrease in unit volume. The unit volume decrease was primarily driven by declines in Greater China (due to share losses) and IMEA (due to increased pricing), partially offset by growth in North America (due to market growth). Organic sales increased low single digits driven by a mid-single-digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Feminine Care category decreased 0.4 points.
•Net sales in Family Care, which is predominantly a North America business, increased double digits driven by an increase in unit volume (due to strong consumption offtake and retail inventory build), partially offset by lower pricing (due to investments). Organic sales increased double digits. North America market share of the Family Care category increased 0.3 points.
Net earnings increased 2% to $1.1 billion driven by the increase in net sales, partially offset by the 30 basis-point decline in net earnings margin. Net earnings margin decreased primarily due to a decline in gross margin, partially offset by a decline in SG&A as a percentage of net sales. Gross margin decreased primarily due to higher commodity costs and unfavorable mix, partially offset by increased productivity savings. SG&A as a percentage of net sales decreased due to a decrease in marketing spending, higher foreign exchange transactional charges in the prior year period and positive scale effects of the net sales increase.
Six months ended December 31, 2024, compared with six months ended December 31, 2023
Baby, Feminine & Family Care net sales increased 1% to $10.4 billion driven by a 1% increase in unit volume. Excluding the impacts of foreign exchange and acquisitions and divestitures, organic sales increased 2%. Global market share of the Baby, Feminine & Family Care segment decreased 0.1 points.
•Baby Care net sales decreased mid-single digits. Negative impacts of a decrease in unit volume, unfavorable foreign exchange and lower pricing (driven by merchandising investments in North America and Europe) were partially offset by favorable product mix (due to growth of premium diapers, which have higher than category-average selling prices). The unit volume decline was driven across most regions led by Europe and Asia Pacific (both due to market contraction) and IMEA (due to share losses). Organic sales decreased low single digits primarily driven by a double-digit decline in IMEA and a high single-digit decline in Europe. Global market share of the Baby Care category decreased 0.2 points.
•Feminine Care net sales increased low single digits. Positive impacts of favorable geographic mix and higher pricing (driven primarily by North America and IMEA) were partially offset by a decrease in unit volume and unfavorable foreign exchange. The unit volume decrease was primarily driven by declines in Greater China (due to share losses) and IMEA (due to increased pricing), partially offset by growth in North America (due to market growth). Organic sales increased low

The Procter & Gamble Company 25
single digits driven by a mid-single-digit growth in North America, partially offset by a mid-single-digit decline in Greater China. Global market share of the Feminine Care category decreased 0.4 points.
•Net sales in Family Care, which is predominantly a North America business, increased high single digits driven by an increase in unit volume (due to strong consumption offtake and retail inventory build), partially offset by lower pricing (due to investments). Organic sales also increased high single digits. North America market share of the Family Care category increased 0.1 points.
Net earnings were unchanged at $2.2 billion as the increase in net sales was offset by a 10 basis-point decrease in net earnings margin. Net earnings margin decreased primarily due to a decrease in gross margin, partially offset by a decrease in SG&A as a percentage of net sales. Gross margin decreased primarily due to higher commodity costs and unfavorable mix, partially offset by productivity savings. SG&A as a percentage of net sales decreased due to higher foreign exchange transactional charges in the prior year period and the positive scale impacts of the net sales increase, partially offset by an increase in overhead spending.
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
For the three months ended December 31, 2024, Corporate net sales increased $34 million to $159 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $1.2 billion to a loss of $24 million for the quarter due primarily to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year.
For the six months ended December 31, 2024, Corporate net sales increased $52 million to $322 million due to an increase in net sales of incidental businesses managed at the corporate level. Corporate net earnings increased $652 million to a loss of $731 million due primarily to the non-cash impairment charge of $1.3 billion ($1.0 billion after tax) on the Gillette intangible asset in the prior year, partially offset by incremental restructuring charges in the current year, comprised primarily of accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.
LIQUIDITY & CAPITAL RESOURCES
Operating Activities
Operating cash flow was $9.1 billion fiscal year to date, a decrease of $877 million versus the prior year period. Net earnings, adjusted for non-cash items (depreciation and amortization, share-based compensation expense, deferred income taxes and gain/loss on sale of assets), generated $11.3 billion of operating cash flow. Working capital and other impacts used $2.2 billion of cash in the period primarily driven by the payment of the transitional tax related to the U.S. Tax Act, the payment of prior fiscal year-end incentive compensation accruals and a reduction in postretirement benefit accruals. Days sales outstanding were flat. Days inventory on hand decreased by one day.
Investing Activities
Investing activities used $2.0 billion of cash fiscal year to date primarily driven by capital expenditures.
Financing Activities
Financing activities used $6.2 billion of net cash fiscal year to date, mainly due to dividends to shareholders and treasury stock purchases, partially offset by a net debt increase and the impact of stock options and other.
As of December 31, 2024, our current liabilities exceeded current assets by $8.2 billion. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We have strong short- and long-term debt ratings that have enabled and should continue to enable us to refinance our debt as it becomes due at favorable rates in commercial paper and bond markets. In addition, we have agreements with a diverse group of financial institutions that, if needed, should provide sufficient funding to meet short-term financing requirements.
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

26 The Procter & Gamble Company
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
The following tables provide a numerical reconciliation of organic sales growth to reported net sales growth:

Three Months Ended December 31, 2024	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	—%	1%	1%	2%
Grooming	1%	1%	—%	2%
Health Care	2%	—%	1%	3%
Fabric & Home Care	2%	—%	1%	3%
Baby, Feminine & Family Care	3%	—%	1%	4%
Total Company	2%	—%	1%	3%
(1)Acquisition & Divestiture Impact/Other includes the volume and mix impact of acquisitions and divestitures and rounding impacts necessary to reconcile net sales to organic sales.
Six Months Ended December 31, 2024	Net Sales Growth	Foreign Exchange Impact	Acquisition & Divestiture Impact/Other (1)	Organic Sales Growth
Beauty	(3)%	1%	2%	—%
Grooming	—%	2%	1%	3%
Health Care	2%	1%	—%	3%
Fabric & Home Care	1%	1%	1%	3%
Baby, Feminine & Family Care	1%	—%	1%	2%
Total Company	1%	1%	—%	2%
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
The following table provides a numerical reconciliation of adjusted free cash flow ($ millions):

Six Months Ended December 31, 2024
Operating Cash Flow	Capital Spending	U.S. Tax Act Payments	Adjusted Free Cash Flow
$9,127	$(1,918)	$562	$7,771
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
The following table provides a numerical reconciliation of adjusted free cash flow productivity ($ millions):

Six Months Ended December 31, 2024
Adjusted Free Cash Flow	Net Earnings	Adjustments to Net Earnings (1)	Net Earnings as Adjusted	Adjusted Free Cash Flow Productivity
$7,771	$8,646	$752	$9,398	83%
(1)Adjustments to Net earnings relate to a non-cash charge for accumulated foreign currency translation losses due to the substantial liquidation of operations in Argentina.

The Procter & Gamble Company 27
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

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Amounts in millions except per share amounts	As Reported (GAAP) (1)	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)
Cost of products sold	$10,418	$10,144	$(12)	$—	$10,132
Selling, general and administrative expense	5,723	5,522	(8)	—	5,515
Operating income	5,741	4,433	19	1,341	5,793
Income taxes	1,187	1,003	(20)	315	1,299
Net earnings attributable to P&G	4,630	3,468	39	1,026	4,533
					Core EPS
Diluted net earnings per common share (2)	$1.88	$1.40	$0.02	$0.42	$1.84
(1)For the three months ended December 31, 2024, there were no adjustments to or reconciling items for Core EPS.
(2)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE IN CURRENT YEAR REPORTED (GAAP) MEASURES VERSUS PRIOR YEAR NON-GAAP (CORE) MEASURES
Core net earnings attributable to P&G	2%
Core EPS	2%

28 The Procter & Gamble Company

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Six Months Ended December 31, 2024
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Core (Non-GAAP)
Cost of products sold	$20,839	$20	$20,859
Selling, general and administrative expense	11,242	(25)	11,216
Operating income	11,538	5	11,543
Other non-operating income/(expense), net	(330)	789	459
Income taxes	2,339	(7)	2,331
Net earnings attributable to P&G	8,589	801	9,391
			Core EPS
Diluted net earnings per common share (1)	$3.49	$0.33	$3.81
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

CHANGE VERSUS YEAR AGO
Core net earnings attributable to P&G	4%
Core EPS	4%

THE PROCTER & GAMBLE COMPANY AND SUBSIDIARIES Reconciliation of Non-GAAP Measures
	Six Months Ended December 31, 2023
Amounts in millions except per share amounts	As Reported (GAAP)	Incremental Restructuring	Intangible Impairment	Core (Non-GAAP)
Cost of products sold	$20,645	$(12)	$—	$20,633
Selling, general and administrative expense	11,127	(8)	—	11,119
Operating income	10,200	19	1,341	11,560
Income taxes	2,250	(20)	315	2,545
Net earnings attributable to P&G	7,988	39	1,026	9,054
				Core EPS
Diluted net earnings per common share (1)	$3.23	$0.02	$0.42	$3.66
(1)Diluted net earnings per common share are calculated on Net earnings attributable to Procter & Gamble.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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

The Procter & Gamble Company 29
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no material changes during the quarter ended December 31, 2024, to our disclosure in Part I, Item 3, “Legal Proceedings” of our Form 10-K for the fiscal year ended June 30, 2024. There were no relevant matters to disclose under this Item for this period.

Item 1A.	Risk Factors
For information on risk factors, please refer to "Risk Factors" in Part I, Item 1A of the Company's Form 10-K for the fiscal year ended June 30, 2024.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Our Share Repurchase Program
10/01/2024 - 10/31/2024	5,149,365	$169.92	5,149,365	(3)
11/01/2024 - 11/30/2024	5,182,400	168.84	5,182,400	(3)
12/01/2024 - 12/31/2024	4,371,303	171.57	4,371,303	(3)
Total	14,703,068	$170.03	14,703,068	(3)
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
(3)In accordance with the repurchase program announced on July 30, 2024, the Company reaffirmed in its earnings release on January 22, 2025, that it expects to reduce outstanding shares through direct share repurchases at a value of $6 to $7 billion in fiscal year 2025, notwithstanding any purchases under the Company's compensation and benefit plans. Purchases may be made in the open market and/or private transactions and purchases may be increased, decreased or discontinued at any time without prior notice. The share repurchases are authorized pursuant to a resolution issued by the Company's Board of Directors and are expected to be financed by a combination of operating cash flows and issuance of debt.

Item 5.	Other Information
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

30 The Procter & Gamble Company

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

THE PROCTER & GAMBLE COMPANY

January 22, 2025	/s/ MATTHEW W. JANZARUK
Date	(Matthew W. Janzaruk)
Senior Vice President - Chief Accounting Officer (Principal Accounting Officer)